Form 10-Q
period 1996-09-30
OCWEN FINANCIAL CORP
filed 1996-11-14
CIK 873860

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q

[x] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1996
                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                             Commission File No.  0-21341

                             OCWEN FINANCIAL CORPORATION
                (Exact name of registrant as specified in its charter)


            FLORIDA                                              65-0039856
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                                THE FORUM, SUITE 1000
           1675 PALM BEACH LAKES BOULEVARD, WEST PALM BEACH, FLORIDA 33401
                 (Address of principal executive offices)  (Zip Code)


                                  (561)  681-8000
                 (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No __.


Number of shares of Common Stock, $.01 par value, outstanding at the close of business on November 13, 1996: 26,741,100.

                               OCWEN FINANCIAL CORPORATION
                                      FORM 10-Q



                                   I N D E X
________________________________________________________________________________

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.   INTERIM FINANCIAL STATEMENTS..................................    3-17

          Consolidated Statements of Financial Condition
          at September 30, 1996 and December 31, 1995...................       3

          Consolidated Statements of Operations for the three
          months ended September 30, 1996 and 1995......................       4

          Consolidated Statements of Operations for the nine
          months ended September 30, 1996 and 1995......................       5

          Consolidated Statements of Changes in Stockholders' Equity
          for the nine months ended September 30, 1996 and the year
          ended December 31, 1995.......................................       6

          Consolidated Statements of Cash Flows for the nine
          months ended September 30, 1996 and 1995......................     7-8

          Notes to Consolidated Financial Statements....................    9-17

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.....................................   18-43

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.............................................      44

Item 4.   Submission of Matters to a Vote of Security Holders...........      44

Item 5.   Other Information.............................................      44

Item 6.   Exhibits and Reports on Form 8-K..............................      45

Signature...............................................................      46

PART I -- FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                        OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          (Dollars in thousands, except share data)


                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                       1996            1995
                                                                   -------------    ------------
ASSETS
Cash and amounts due from depository institutions                   $    7,278       $    4,200
Interest bearing deposits                                               17,173           50,432
Federal funds sold and repurchase agreements                           185,000              ---
Securities available for sale, at market value                         235,305          337,480
Loans available for sale, at lower of cost or market                    70,248          251,790
Investment securities, net                                               8,902           18,665
Loan portfolio, net                                                    369,651          295,605
Discounted loan portfolio, net                                         908,084          669,771
Principal, interest and dividends receivable                            13,493           12,636
Investments in low income housing tax credit interests                 104,246           81,362
Real estate owned, net                                                 114,968          166,556
Investment in joint venture                                             60,885              ---
Premises and equipment, net                                             29,416           25,359
Income taxes receivable                                                 13,180            1,005
Deferred tax asset                                                      18,173           22,263
Other assets                                                            44,770           36,466
                                                                    ----------       ----------
                                                                    $2,200,772       $1,973,590
                                                                    ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                          $1,650,323       $1,501,646
  Advances from the Federal Home Loan Bank                              70,399           70,399
  Securities sold under agreements to repurchase                           ---           84,761
  Notes, debentures and other interest bearing obligations             240,669          117,054
  Accrued expenses, payables and other liabilities                      66,714           60,183
                                                                    ----------       ----------
    Total liabilities                                                2,028,105        1,834,043
                                                                    ==========       ==========

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
  Preferred stock, $.01 par value; 20,000,000 shares authorized;
    0 shares issued and outstanding                                        ---              ---
  Common stock, $.01 par value; 200,000,000 shares authorized;
    26,741,100 and 23,812,270 shares issued and outstanding
    at September 30, 1996 and December 31, 1995, respectively              267              238
  Additional paid-in capital                                            23,235           10,449
  Retained earnings                                                    155,357          130,275
  Unrealized loss on securities available for sale, net of taxes          (410)          (1,415)
  Notes receivable on exercise of common stock options                  (5,782)             ---
                                                                    ----------       ----------
    Total stockholders' equity                                         172,667          139,547
                                                                    ----------       ----------
                                                                    $2,200,772       $1,973,590
                                                                    ==========       ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                     OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in thousands, except share data)



FOR THE THREE MONTHS ENDED SEPTEMBER 30,                        1996               1995
----------------------------------------                     -----------       -----------

Interest income:
  Federal funds sold and repurchase agreements                  $  1,742         $  1,165
  Securities available for sale                                    5,890            4,866
  Loans available for sale                                         2,685            3,819
  Mortgage-related securities held for investment                      -            1,084
  Loans                                                            8,961            4,042
  Discounted loans                                                23,794           16,800
  Investment securities and other                                  1,073              713
                                                             -----------       ----------
                                                                  44,145           32,489
Interest expense:
  Deposits                                                        22,879           17,908
  Securities sold under agreements to repurchase                       -              442
  Advances from the Federal Home Loan Bank                           958               64
  Notes, debentures and other interest bearing obligations         3,380            3,756
  Securities sold but not yet purchased                                -              518
                                                             -----------       ----------
                                                                  27,217           22,688
      Net interest income before provision for loan losses        16,928            9,801
Provision for loan losses                                          4,469                -
                                                             -----------       ----------
      Net interest income after provision for loan losses         12,459            9,801
Non-interest income:
  Servicing fees and other charges                                 1,158              642
  Gains (losses) on sales of interest-earning
    assets, net                                                    7,979              (70)
  Income on real estate owned, net                                 5,495            3,070
  Other income                                                       472              442
                                                             -----------       ----------
                                                                  15,104            4,084
Non-interest expense:
  Compensation and employee benefits                               8,360            4,847
  Occupancy and equipment                                          2,151            1,852
  Hotel operations (income) expense, net                            (203)             121
  Savings Association Insurance Fund recapitalization
   assessment                                                      7,140                -
  Other operating expenses                                         4,041            3,454
                                                             -----------       ----------
                                                                  21,489           10,274
Equity in earnings of investment in joint venture                  4,139                -
                                                             -----------       ----------
      Income from continuing operations before income taxes       10,213            3,611
Income tax expense (benefit)                                         157             (858)
                                                             -----------       ----------
      Income from continuing operations                           10,056            4,469
Discontinued operations:
  Loss from operations of discontinued divisions, net of tax
    benefit of $886                                                    -           (1,332)
  Loss on disposal of divisions, net of tax benefit of $1,776          -           (3,204)
                                                             -----------       ----------
      Net income (loss)                                        $  10,056      $       (67)
                                                             -----------       ----------
                                                             -----------       ----------
Earnings per share:
  Income from continuing operations                              $  0.37      $      0.17
  Discontinued operations, net of tax benefits                         -            (0.17)
                                                             -----------       ----------
      Net income                                                 $  0.37      $         -
                                                             -----------       ----------
                                                             -----------       ----------
Weighted average common shares outstanding                    26,945,303       25,567,030
                                                             -----------       ----------
                                                             -----------       ----------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                 STATEMENTS.

                             OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Dollars in thousands, except share data)


FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                              1996             1995
---------------------------------------                                          -------------    ------------
Interest Income:
  Federal funds sold and repurchase agreements                                   $     3,840      $     2,913
  Securities available for sale                                                       19,954           11,809
  Loans available for sale                                                            14,169           10,973
  Mortgage-related securities held for investment                                        ---            3,427
  Loans                                                                               26,734            7,986
  Discounted loans                                                                    75,852           53,274
  Investment securities and other                                                      3,053            1,977
                                                                                 -----------      -----------
                                                                                     143,602           92,359
                                                                                 -----------      -----------
Interest expense:
  Deposits                                                                            68,234           49,698
  Securities sold under agreements to repurchase                                         685              641
  Advances from the Federal Home Loan Bank                                             2,990              321
  Notes, debentures and other interest-bearing obligations                            10,344            5,552
  Securities sold but not yet purchased                                                  ---            1,156
                                                                                 -----------      -----------
                                                                                      82,253           57,368
                                                                                 -----------      -----------
    Net interest income before provisions for loss losses                             61,349           34,991

Provisions for loan losses                                                            18,839              ---
                                                                                 -----------      -----------
    Net interest income after provisions for loan losses                              42,510           34,991
                                                                                 -----------      -----------
Non-interest income:
  Servicing fees and other charges                                                     1,945            2,447
  Gains on sales of interest earning assets, net                                      17,580            3,286
  Income on real estate owned, net                                                     4,467            5,628
  Other income                                                                         2,468            1,650
                                                                                 -----------      -----------
                                                                                      26,460           13,011
                                                                                 -----------      -----------
Non-interest expense:
  Compensation and employee benefits                                                  22,922           15,311
  Occupancy and equipment                                                              6,378            6,647
  Hotel operations (income) expense, net                                                (146)             385
  Savings Association Insurance Fund recapitalization assessment                       7,140              ---
  Other operating expenses                                                            10,744            9,823
                                                                                 -----------      -----------
                                                                                      47,038           32,166
                                                                                 -----------      -----------
Equity in earnings of investment in joint venture                                      5,217              ---
                                                                                 -----------      -----------
  Income from continuing operations before income taxes                               27,149           15,836
Income tax expense (benefit)                                                           2,067              (98)
                                                                                 -----------      -----------
  Income from continuing operations                                                   25,082           15,934
Discontinued operations:
  Loss from operations of discontinued divisions, net of tax benefit of $2,321           ---           (4,468)
  Loss on disposal of divisions, net of tax benefit of $1,776                            ---           (3,204)
                                                                                 -----------      -----------
    Net income                                                                   $    25,082      $     8,262
                                                                                 ===========      ===========
Earnings per share:
  Income from continuing operations                                              $      0.94      $      0.55
  Discontinued operations, net of tax benefit                                            ---            (0.26)
                                                                                 -----------      -----------
    Net income                                                                   $      0.94      $      0.29
                                                                                 ===========      ===========
Weighted average common shares outstanding                                        26,596,212       29,035,610
                                                                                 ===========      ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                 OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (Dollars in thousands, except share data)

   For the Nine Months Ended September 30, 1996 and Year Ended December 31, 1995



                                                                                      UNREALIZED
                                                                                         LOSS
                                                                                      ON SECURITIES    NOTES RECEIVABLE
                                          COMMON STOCK        ADDITIONAL                AVAILABLE        ON EXERCISE
                                      ---------------------    PAID-IN      RETAINED     FOR SALE,        OF COMMON
                                        SHARES       AMOUNT    CAPITAL      EARNINGS    NET OF TAXES     STOCK OPTIONS       TOTAL
                                      -----------    ------   ----------   ----------  --------------  -----------------    -------
Balances at December 31, 1994         32,194,710     $  322   $ 13,652     $ 142,230    $ (2,821)        $            -   $153,383

Net income                                     -          -          -        25,467           -                      -     25,467

Repurchase of common stock options             -          -       (132)            -           -                      -       (132)

Exercise of common stock options         432,620          4      1,416             -           -                      -      1,420

Repurchase of common stock            (8,815,060)       (88)    (4,487)      (37,422)          -                      -    (41,997)

Change in unrealized loss on
 securities available for sale,
 net of taxes                                  -          -          -             -       1,406                      -      1,406
                                     -----------       -----   -------      --------     -------            -----------  ---------
Balances at December 31, 1995         23,812,270        238     10,449       130,275      (1,415)                     -    139,547

Net income                                     -          -          -        25,082           -                      -     25,082

Repurchase of common stock options             -          -       (177)            -           -                      -       (177)

Exercise of common stock options       2,928,830         29     12,963             -           -                      -     12,992

Change in unrealized loss on securities
   available for sale, net of taxes            -          -          -             -       1,005                      -      1,005

Notes receivable on exercise of
   common stock options                        -          -          -             -           -                 (5,782)    (5,782)
                                     -----------       ----    -------      --------     -------            -----------  ---------

Balances at September 30, 1996        26,741,100      $ 267    $23,235     $ 155,357     $  (410)             $  (5,782)   $172,667
                                     -----------       ----    -------      --------     -------            -----------  ----------
                                     -----------       ----    -------      --------     -------            -----------  ----------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                 STATEMENTS.

                                    OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Dollars in thousands)




FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                                            1996              1995
--------------------------------------                                                           ---------        ----------

Cash flows from operating activities:
  Net income                                                                                    $   25,082        $   8,262
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
  Net cash provided from trading activities                                                          7,232             2,865
  Proceeds from sales of loans available for sale                                                  393,963            78,136
  Purchases of loans available for sale                                                           (237,416)         (161,646)
  Origination of loans available for sale                                                           (2,154)          (24,810)
  Maturities of and principal payments received on loans available for sale                         22,427             5,283
  Premium amortization (discount accretion), net                                                     1,487            (3,282)
  Depreciation and amortization                                                                      5,287             4,384
  Provision for loan losses                                                                         18,839                 -
  Provision for real estate losses                                                                  13,801             7,768
  Loss on sales of premises and equipment                                                               97               195
  Gains on sales of interest earning assets, net                                                   (17,580)           (3,286)
  Gain on sale of real estate owned, net                                                           (17,757)          (13,816)
  Gain on sale of interest in tax credit partnership interests                                        (990)                -
  Decrease (increase) in principal, interest and dividends receivable                                  490            (1,768)
  Increase in income taxes receivable                                                              (12,175)                -
  Decrease in income taxes payable                                                                       -           (15,037)
  Increase in accrued expenses, payables and other liabilities                                       6,728             8,625
  Increase in other assets                                                                         (18,909)          (15,930)
                                                                                                 ---------          --------
Net cash provided (used) by operating activities                                                   188,452          (124,057)
                                                                                                 ---------          --------

Cash flows from investing activities:
 Proceeds from sales of securities available for sale                                              169,112           799,369
 Purchases of securities available for sale                                                        (95,271)         (833,452)
 Maturities of and principal payments received on securities available for sale                     22,512            18,418
 Maturities of and principal payments received on securities held for investment                    10,000            12,755
 Purchases of low income housing tax credit interests                                              (27,647)          (12,029)
 Proceeds from low income housing tax credit interest                                                3,704                 -
 Proceeds from sales of discounted loans and loans held for investment                              39,137            22,425
 Purchase of discounted loans                                                                     (529,267)         (247,558)
 Purchase of loans held for investment                                                                (278)          (23,167)
 Originations of loans held for investment                                                        (171,611)         (111,508)
 Investment in joint venture                                                                       (60,885)                -
 Principal payments received on discounted loans and loans held for investment                     285,538           143,678
 Proceeds from sales of real estate owned                                                          136,717           109,982
 Purchases of real estate owned in connection with discounted loan purchases                        (2,313)          (16,872)
 Proceeds from sale of premises and equipment                                                          233                 -
 Additions to premises and equipment                                                                (7,600)          (19,254)
 Other, net                                                                                           (278)            5,897
                                                                                                 ---------          --------
Net cash used by investing activities                                                             (228,197)         (151,316)
                                                                                                 ---------          --------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                 OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                          (Dollars in thousands)




FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                       1996                         1995
---------------------------------------                                    ----------                   ----------

Cash flows from financing activities:
  Increase in deposits                                                        148,677                      243,678
  Proceeds from issuance of notes and debentures                              125,000                      107,615
  Payments on advances from the Federal Home Loan Bank                              -                       (5,000)
  Decrease in securities sold under agreements to repurchase                  (84,761)                           -
  Payments and repurchase of notes and mortgages payable                       (1,385)                        (209)
  Loans made to executive officers                                             (5,782)                           -
  Exercise of common stock options                                             12,992                        1,045
  Repurchase of common stock options and common stock                            (177)                     (42,128)
                                                                            ---------                    ---------
Net cash provided by financing activities                                     194,564                      305,001
                                                                            ---------                    ---------

Net increase in cash and cash equivalents                                     154,819                       29,628
Cash and cash equivalents at beginning of period                               54,632                       36,750
                                                                            ---------                    ---------

Cash and cash equivalents at end of period                                  $ 209,451                    $  66,378
                                                                            ---------                    ---------
                                                                            ---------                    ---------

Reconciliation of cash and cash equivalents at end of period:
   Cash and amounts due from depository institutions                        $   7,278                    $  22,257
   Interest bearing deposits                                                   17,173                       24,121
   Federal funds sold and repurchase agreements                               185,000                       20,000
                                                                            ---------                    ---------
                                                                            $ 209,451                    $  66,378
                                                                            ---------                    ---------
                                                                            ---------                    ---------

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                $  76,071                    $  45,435
                                                                            ---------                    ---------
                                                                            ---------                    ---------
    Income taxes                                                            $   4,462                    $  11,400
                                                                            ---------                    ---------
                                                                            ---------                    ---------

Supplemental schedule of non-cash investing and financing activities:
   Exchange of loans available for sale for securities                      $ 219,633                    $  83,875
                                                                            ---------                    ---------
                                                                            ---------                    ---------

   Real estate owned acquired through foreclosure                           $  78,818                    $ 157,761
                                                                            ---------                    ---------
                                                                            ---------                    ---------



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                 STATEMENTS.

                 OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
_______________________________________________________________________________

NOTE 1        BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Ocwen Financial Corporation ("Ocwen" or the "Company") and its consolidated subsidiaries and have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for
interim financial statements.   Accordingly, they do not include all of the
information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements.

Ocwen is a financial services holding company engaged in asset acquisition and resolution, residential finance, commercial finance, investment management and hotel operations through its subsidiaries. The Company owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB, (formerly Berkeley Federal Bank & Trust
FSB) (the "Bank") and Investors Mortgage Insurance Holding Company ("IMI"), which are included in the Company's consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation

The Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision ("OTS"). IMI's primary subsidiaries are engaged in hotel operations and other real estate related ventures.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's results for the interim periods. The result of operations and other data for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 1996. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's financial statements for the year ended December 31, 1995.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the balance sheets and revenues and expenses for the periods covered. Actual results could differ significantly from those estimates and assumptions.

NOTE 2        VALUATION ALLOWANCES ON ASSETS HELD FOR DISPOSITION AND
              RESOLUTION

As a result of the historical and expected future growth in the discounted loan portfolio and associated real estate owned, particularly in the commercial segment, and as requested by the OTS, the Company has modified its methodology for valuing certain assets held for disposition and resolution beginning in the first quarter of 1996. This methodology results in a valuation allowance which supplements the Company's practice of adjusting these assets to the net present value of expected cash flows discounted at the effective interest rate in the case of discounted loans and fair value less estimated disposition costs in the case of real estate owned. Beginning in 1996 the Company has recorded charge-offs on discounted loans against the allowance for loan losses. Previously these amounts were deducted from interest income.

NOTE 3        DISCONTINUED OPERATIONS

In September 1995, the Company announced its decision to dispose of its automated banking division and related activities. The sale and disposition of this division was substantially complete at December 31, 1995. The Company's Consolidated Statement of Operations have been restated for the three and nine months ended September 30, 1995 to reflect the discontinuance of these operations.

                 OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
_______________________________________________________________________________

NOTE 4        ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for certain assets. The adoption of SFAS No. 121 did not have a material effect on the Company's financial condition or results of operations.

On January 1, 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights", which requires that an institution engaged in mortgage banking activities recognize as a separate asset rights to service mortgage loans for others, regardless of the manner in which those servicing rights are acquired. Upon sale or securitization of loans with servicing rights retained, the Company is required to capitalize the cost associated with the mortgage servicing rights based on their relative fair values. SFAS No. 122 also requires that an institution assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment is recognized through a valuation allowance. See note 7 for disclosures regarding capitalized mortgage servicing rights as required by SFAS No. 122.

On January 1, 1996, the Company also adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which requires that the fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of operations as of the date of grant of awards related to such plans or that the impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company will continue such accounting under the provisions of APB 25 and disclose the pro forma information as required by SFAS No. 123.

In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued. SFAS No. 125 (i) sets forth the criteria for (a) determining when to recognize financial and servicing assets and liabilities; and (b) accounting for transfers of financial assets as sales or borrowings; and (ii) requires (a) liabilities and derivatives related to a transfer of financial assets to be recorded at fair value; (b) servicing assets and retained interests in transferred assets carrying amounts be determined by allocating carrying amounts based on fair value; (c) amortization of servicing assets and liabilities be in proportion to net servicing income;
(d) impairment measurement based on fair value; and (e) pledged financial assets to be classified as collateral.

SFAS No. 125 provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls", "wash sales", loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse and extinguishments of liabilities. SFAS No. 125 is effective for transfers of servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively.

                 OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
_______________________________________________________________________________

NOTE 5        INTEREST RATE RISK MANAGEMENT INSTRUMENTS

The Company enters into short sales of Eurodollar and U.S. Treasury interest rate futures contracts as part of its overall interest rate risk management activity. Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Terms and other information on the interest rate futures sold short are as follows:

SEPTEMBER 30, 1996:     Maturity    Notional Principal      Fair Value
                        --------    ------------------      ----------
Eurodollar futures      1996           $  87,000           $   (116)
                        1997             365,000               (211)
                        1998              40,000                (50)
U.S. Treasury futures   1996             385,400             (1,482)

DECEMBER 31, 1995:
Eurodollar futures      1996            $386,000            $(1,598)
                        1997              26,000               (168)
U.S. Treasury futures   1996              11,100                (80)

Because futures contracts are exchange traded, holders of these instruments look to the exchange for performance under these contracts and not the entity holding the offsetting futures contract, thereby minimizing the risk of nonperformance under these contracts.

NOTE 6        INVESTMENT IN JOINT VENTURE

On March 22, 1996, the Company was notified by the U.S. Department of Housing and Urban Development ("HUD") that BCBF, L.L.C., a newly-formed limited liability company ("LLC") in which the Company and a co-investor each have a 50% interest, was the successful bidder to purchase 16,196 single-family residential loans offered by HUD. On April 10, 1996 the LLC consummated the acquisition of the HUD Loans.

The Company's investment in the LLC is accounted for under the equity method of accounting. Under the equity method of accounting, an investment in the shares or other interests of an investee is initially recorded at the cost of the shares or interests acquired and thereafter is periodically increased (decreased) by the investor's proportionate share of the earnings (losses) of the investee and decreased by all dividends received by the investor from the investee. The Company services loans on behalf of the LLC for a fee, and all intercompany transactions between the Company and the LLC are eliminated for financial reporting purposes to the extent of the Company's ownership in the LLC. At September 30, 1996, the Company's investment in the LLC amounted to $60,885. Because the LLC is a pass-through entity for federal income tax purposes, provisions for income taxes will be established separately by each of the Company and its co-investor and not the LLC.

                 OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
_______________________________________________________________________________

Set forth below is the unaudited statement of financial condition of the LLC at September 30, 1996 and a statement of operations for the period from the date of acquisition of the HUD Loans through September 30, 1996 and for the three months ended September 30, 1996.

                                 BCBF, L.L.C.
                       STATEMENT OF FINANCIAL CONDITION

                                       SEPTEMBER 30,
                                           1996
                                       ------------
Assets:
  Cash                                  $        10
  Discounted loans, net                     533,940
  Real estate owned, net                      6,671
  Other assets                               24,476
                                        -----------
      Total assets                         $565,097
                                        ===========
Liabilities:
  Note payable                             $441,151
  Other liabilities                           2,176
                                        -----------
      Total liabilities                     443,327
                                        -----------

Equity:
  The Company                                60,885
  Co-investor                                60,885
                                        -----------
      Total equity                          121,770
                                        -----------
      Total liabilities and equity         $565,097
                                        ===========

                 OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
_______________________________________________________________________________




                                 BCBF, L.L.C.
                           STATEMENT OF OPERATIONS

                                                                   FOR THE PERIOD
                                        FOR THE THREE              APRIL 10, 1996
                                         MONTHS ENDED                 THROUGH
                                      SEPTEMBER 30, 1996          SEPTEMBER 30, 1996
                                      ------------------          ------------------
Interest income                               $17,315                  $29,537

Interest expense                                8,906                   17,185
                                            ---------                ---------
      Net interest income before
      provision for loan losses                 8,409                   12,352
Provision for loan losses                           8                    2,921
                                            ---------                ---------
      Net interest income after
      provision for loan losses                 8,401                    9,431
                                            ---------                ---------
Non-interest income:
  Gain on sale of discounted loans                -                      1,324
  Loss on real estate owned, net                  (63)                     (63)
  Loan fees                                         9                       16
                                            ---------                ---------
                                                 (54)                    1,277
                                            ---------                ---------
Operating expenses:
  Loan servicing fees                           2,497                    4,500
  Other loan expenses                              69                      273
                                            ---------                ---------
                                                2,566                    4,773
                                            ---------                ---------
      Net income                             $  5,781                 $  5,935
                                            =========                =========

The Company's equity in earnings of the LLC includes 50% of the net income of the LLC plus 50% of the loan servicing fees which are paid to the Company. The 50% of the servicing fees not eliminated in consolidation is reported in servicing fees and other charges in the Company's Consolidated Statement of Operations.

On October 15, 1996, the LLC completed a $502,600 securitization of the majority of the loans purchased from HUD. The Company sold a portion of its share of the securities totaling approximately $136,100 and recognized a gain of approximately $22,000 which will impact fourth quarter net income by approximately $11,600. The Company continues to service such loans and is paid a servicing fee.

                 OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
_______________________________________________________________________________

NOTE 7        MORTGAGE SERVICING RIGHTS

The unamortized balance of mortgage servicing rights which are included in other assets is as follows:

                             SEPTEMBER 30, 1996       DECEMBER 31, 1995
                             ------------------       -----------------
Unamortized balance               $ 3,747                   $3,433
Valuation allowance                (1,630)                       -
                                  -------                  -------
                                  $ 2,117                   $3,433
                                  -------                  -------
                                  -------                  -------

Periodically, the Company evaluates the recoverability of mortgage servicing rights based on the projected value of future net servicing income. Future prepayment rates are estimated based on current interest rates and various portfolio characteristics, including loan type, interest rate, and market prepayment estimates. If the estimated recovery is lower than the current amount of mortgage servicing rights, a reduction to mortgage servicing rights is recorded through an increase in the valuation allowance. Valuation allowances were established through charges to servicing fees and other charges during the first and third quarters of 1996 primarily as a result of higher than projected prepayment rates.

NOTE 8        NOTES

On September 25, 1996 the Company completed the public offering of $125,000 aggregate principal of 11.875% Notes due October 1, 2003 ("the Notes") with interest payable semi-annually on April 1 and October 1. The Notes are unsecured general obligations of the Company and are subordinated in right of payment to the claims of creditors of the Company's subsidiaries.

The Notes may not be redeemed prior to October 1, 2001 except as described below. On or after such date, the Notes may be redeemed at any time at the option of the Company, in whole or in part, at the following redemption prices (expressed as a percentage of the principal amount) plus accrued and unpaid interest, if redeemed during the twelve-month period beginning October 1 of the years indicated below:

         YEAR                          REDEMPTION PRICE
         ----                          ----------------
         2001                               105.938%
         2002                               102.969%


In addition, the Company may redeem, at its option, up to 35% of the original aggregate principal amount of the Notes at any time and from time to time until October 1, 1999 with the net cash proceeds received by the Company from one or more public or private equity offerings at a redemption price of 111.875% of the principal amount thereof, plus accrued and unpaid interest.

The indenture governing the Notes requires the Company to maintain unencumbered liquid assets with a value equal to 100% of the required interest payments due on the Notes on the next two succeeding semi-annual interest payment dates. The indenture further provides that the Company shall not sell, transfer or otherwise dispose of shares of common stock of the Bank or permit the Bank to issue, sell or otherwise dispose of shares of its common stock unless in either case the Bank remains a wholly-owned subsidiary of the Company.

Proceeds from the offering of the Notes amounted to approximately $120,156 (net of underwriting discount). On September 30, 1996, the Company contributed $50,000 of such proceeds to the Bank

                 OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
_______________________________________________________________________________

to support future growth. The remainder of the proceeds retained by the Company are available for general corporate purposes.

NOTE 9        STOCKHOLDERS' EQUITY

On September 25, 1996, certain stockholders of Ocwen completed an initial public offering of 2,300,000 shares of Ocwen common stock. Prior to this offering, there had been no public trading market for the common stock. The common stock is quoted on The Nasdaq Stock Market under the symbol "OCWN". The Company did not receive any of the proceeds from the common stock offering.

On July 12, 1996 stockholders of the Company approved an amendment to the Company's articles of incorporation to increase the authorized number of common shares from 20,000,000 to 200,000,000 shares, to increase the authorized number of preferred shares from 250,000 to 20,000,000 shares and to decrease the par value of the authorized preferred shares from $1.00 to $0.01 per share. On July 30, 1996, the Company's Board of Directors declared a 10 for 1 stock split for each share of common stock then outstanding in the form of a stock dividend which was paid to holders of record on July 31, 1996. All references in the interim consolidated financial statements to the number of shares and per share amounts have been adjusted retroactively for the recapitalization and stock split.

During September 1996, 2,928,200 shares of common stock were issued in connection with the exercise of vested stock options by certain of the Company's and the Bank's current and former officers and directors. The Company loaned $6,654 to certain of such officers to fund their exercise of the stock options. Such notes, which are presented as a reduction of shareholders' equity, have an unpaid principal balance of $5,782 at September 30, 1996, bear interest at 10.5% per annum, are payable in two equal installments on March 1, 1998 and March 1, 1999 and are secured by the related shares of common stock.

NOTE 10  REGULATORY REQUIREMENTS

The Bank is a federally chartered savings bank regulated by the OTS and is subject to Federal laws and regulations including regulations that require institutions to comply with minimum regulatory capital requirements.

                 OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
_______________________________________________________________________________

A comparison of the Bank's regulatory capital to its regulatory capital requirements at September 30, 1996 and related additional discussion follows:

                                                    TANGIBLE        CORE          RISK-BASED
                                                    CAPITAL        CAPITAL         CAPITAL
                                                    --------       --------       ----------
GAAP capital                                        $199,477       $199,477       $199,477
Nonallowable assets:
  Implementation of Financial Accounting
    Standard No. 115                                     411            411            411
  Excess qualifying mortgage servicing rights           (212)          (212)          (212)
Additional capital items:
  Subordinated debentures                                 --             --        100,000
  General valuation allowances                            --             --         15,755
                                                    --------       --------       --------
Regulatory capital-computed                          199,676        199,676        315,431
Minimum capital requirement                           34,620         69,239        185,027
                                                    --------       --------       --------

Regulatory capital excess                           $165,056       $130,437       $130,404
                                                    ========       ========       ========
CAPITAL RATIOS:
  Required                                             1.50%          3.00%          8.00%
  Actual                                               8.65%          8.65%         13.64%

The OTS has promulgated a regulation governing capital distributions. The Bank is considered to be a Tier 1 association under this regulation because it met or exceeded its fully phased-in capital requirements at September 30, 1996. A Tier 1 association that before and after a proposed capital distribution meets or exceeds its fully phased-in capital requirements may make capital distributions during any calendar year equal to the greater of (i) 100% of net income for the calendar year to date plus 50% of its "surplus capital ratio" at the beginning of the year or (ii) 75% of its net income over the most recent four-quarter period. In order to make these capital distributions, the Bank must submit written notice to the OTS thirty days in advance of making the distribution. In addition, the indenture governing the Bank's Debentures limits the declaration or payment of dividends and the purchase or redemption of the Bank's common or preferred stock in the aggregate to the sum of 50% of the Bank's consolidated net income and 100% of all capital contributions and proceeds from the issuance or sale of common stock, since the date the Debentures were issued.

NOTE 11  COMMITMENTS AND CONTINGENCIES

At September 30, 1996 the Company had commitments to fund (i) $60,042 on multi-family residential loans, (ii) $10,530 on loans secured by office buildings, (iii) $53,277 on loans secured by hotel properties and (iv) $5,575 on a loan secured by land. Additionally, the Company had commitments of $88,595 to purchase residential discounted loans. In connection with its acquisition of Berkeley Federal Savings Bank in 1993, the Company has a recourse obligation of $3,979 on single-family residential loans sold to the Federal Home Loan Mortgage Corporation. The Company, through its investment in subordinated securities and REMIC residuals which had a book value of $42,545 at September 30, 1996, supports senior classes of mortgage-related securities having an outstanding principal balance of $682,510.

                 OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
_______________________________________________________________________________

The Company is subject to various pending legal proceedings. Management, after reviewing these claims with legal counsel, is of the opinion that the resolution of these claims will not have a material effect on the consolidated financial statements.

NOTE 12  NON-RECURRING EXPENSE

Included in the 1996 results of operations is a non-recurring expense of $7,140 related to the Federal Deposit Insurance Corporation's ("FDIC") assessment to recapitalize the Savings Association Insurance Fund ("SAIF") as a result of federal legislation passed into law on September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Ocwen Financial Corporation ("Ocwen" or the "Company") is a financial services company which is primarily engaged in the acquisition and resolution of troubled loans and in diverse mortgage lending activities. The activities of the Company are conducted primarily through Ocwen Federal Bank FSB (formerly Berkeley Federal Bank & Trust FSB) (the "Bank"), a federally-chartered savings bank and a wholly-owned subsidiary of the Company.

    The following discussion of Ocwen's consolidated financial condition and results of operations and capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included elsewhere herein.

SUMMARY

    Ocwen's net income for the third quarter of 1996 amounted to $10.1 million or $0.37 per share compared to a net loss of $67,000 for the third quarter of 1995. Included in net income for the third quarter of 1996 is a net after-tax charge of $4.0 million or $0.15 per share related to the Federal Deposit Insurance Corporation's ("FDIC") assessment to recapitalize the Savings Association Insurance Fund ("SAIF") as a result of federal legislation passed into law on September 30, 1996. Exclusive of the SAIF assessment, net income for the third quarter would have been $14.0 million or $0.52 per share. Highlights include:

                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------------
                                                                     % CHANGE
                                                                    FAVORABLE
                                           1996         1995       (UNFAVORABLE)
                                        ---------    ----------    -------------
                                                 (DOLLARS IN THOUSANDS)
Net interest income                     $  16,928     $ 9,801           73%
Provision for loan losses                   4,469        --             --
Non-interest income                        15,104       4,084          270%
SAIF assessment                             7,140        --             --
Other non-interest expense                 14,349       10,274         (40)%
Income from continuing operations          10,056        4,469         125%
Net income (loss)                          10,056          (67)     15,109%

Average interest-earning assets         1,558,563    1,225,034          27%
Average interest-bearing liabilities    1,701,987    1,356,414         (25)%
Interest rate spread:
 Yield on interest-earning assets           11.33%       10.61%          7%
 Cost of interest-bearing liabilities        6.40%        6.69%          4%
   Interest rate spread                      4.93%        3.92%         26%

Annualized return on average assets (1)      2.89%        1.15%        151%
Annualized return on average equity (1)     34.70%       14.75%        135%
Efficiency ratio (2)                        47.69%       73.99%         36%


(1)  Before discontinued operations and SAIF assessment.
(2)  Before provision for loan losses and SAIF assessment.

    The Company's net income for the nine months ended September 30, 1996 amounted to $25.1 million or $0.94 per share as compared to $8.3 million or $0.29 per share for the same period in 1995. Exclusive of the SAIF assessment, net income year to date would have been $29.1 or $1.09 per share. The Company's earnings for the nine months ended September 30, 1996 include a provision for loan losses of $18.8 million and a general valuation on real estate owned of $2.9 million as compared to $-0- for both during the same period of 1995. The provisions recognized in 1996 include $14.5 million related to a modification in the Company's methodology for valuing assets held for disposition and resolution.
                                          18

RESULTS OF OPERATIONS

    NET INTEREST INCOME. The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income received from its interest-earning assets, including federal funds sold and repurchase agreements, investment securities, mortgage-backed and related securities, the discounted loan portfolio, the loan portfolio and loans available for sale, and the interest expense paid on its interest-bearing liabilities, including deposits, Federal Home Loan Bank ("FHLB") advances, the 11.875% Notes due 2003 ("Notes"), the Bank's 12% Subordinated Debentures due 2005 ("Debentures") and other interest bearing obligations. Net interest income is determined by an institution's net interest rate spread (i.e., the difference between the yield earned on its interest-earning assets and the rates paid on its interest-bearing liabilities), the relative amount of interest-earning assets and interest-bearing liabilities and the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

    AVERAGE BALANCE AND RATE ANALYSIS. The following tables set forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resultant average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest rate spread and net interest margin. Information is based on daily balances during the indicated periods.



                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                         ---------------------------------------------------------------------------------------
                                                             1996                                         1995
                                              -----------------------------------------       -----------------------------------
                                               AVERAGE                       AVERAGE                                      AVERAGE
                                               BALANCE       INTEREST      YIELD/RATE(1)      BALANCE    INTEREST     YIELD/RATE(1)
                                               -------      ---------      ------------       -------   ---------     -------------
                                                                             (DOLLARS IN THOUSANDS)
AVERAGE ASSETS:
Federal funds sold and repurchase agreements  $  126,121     $  1,742         5.52%        $   74,954     $ 1,165         6.22%
Securities available for sale                    255,547        5,890         9.22            246,771       4,866         7.89
Loans available for sale (2)                     116,806        2,685         9.19            157,858       3,819         9.68
Investment securities and other (3)               45,503        1,073         9.43             45,843         713         6.22
Mortgage-related securities held for investment    --             --           --              81,535       1,084         5.32
Loan portfolio (2)                               325,830        8,961        11.00            159,358       4,042        10.15
Discounted loan portfolio                        688,756       23,794        13.82            458,715      16,800        14.65
                                              ----------       ------                      ----------      ------
 Total interest-earning assets, interest
  income                                       1,558,563       44,145        11.33          1,225,034      32,489        10.61
                                               ---------       ------                       ---------      ------
                                               ---------                                    ---------
Non-interest earning cash                          6,639                                      19,746
Allowance for loan losses                       (14,048)                                      (1,076)
Investments in low-income housing
  tax credit interests                           100,015                                      66,182
Investment in Joint Venture                       62,192                                        --
Real estate owned, net                           126,458                                     160,469
Other assets                                     103,272                                      88,471
                                              ----------                                 -----------
  Total assets                                $1,943,091                                  $1,558,826
                                              ----------                                  ----------
                                              ----------                                  ----------

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing demand deposits              $   46,444          425         3.66        $   50,386          301         2.39
Savings deposits                                   3,505           20         2.28            21,083          123         2.33
Certificates of deposit                        1,464,844       22,434         6.13         1,093,959        17,484        6.39
                                               ---------       ------                      ---------        ------
 Total interest-bearing deposits               1,514,793       22,879         6.04         1,165,428        17,908        6.15
                                               ---------       ------                      ---------        ------
Notes, debentures and other                      115,696        3,380        11.69           127,554         3,756        11.78
Securities sold under agreements to repurchase     --            --           --              30,045           442         5.88
Securities sold but not yet purchased              --            --           --              30,488           518         6.80
Federal Home Loan Bank advances                   71,498          958       5.36               2,899            64         8.83
                                             -----------     --------                   ------------     ---------
 Total interest-bearing liabilities,
   interest expense                            1,701,987       27,217       6.40           1,356,414        22,688         6.69
                                               ---------                                   ---------       -------
Non-interest bearing deposits                     15,966                                       4,571
Escrow deposits                                   12,493                                       9,880
Other liabilities                                 50,767                                      66,739
                                             -----------                                 -----------
 Total liabilities                             1,781,213                                   1,437,604
Stockholders' equity                             161,878                                     121,222
                                              ----------                                  ----------
 Total liabilities and stockholders' equity   $1,943,091                                  $1,558,826
                                              ----------                                   ---------
                                              ----------                                   ---------

Net interest income before provision
 for loan losses                                              $16,928                                     $  9,801
                                                               ------                                      -------
                                                               ------                                      -------

Net interest rate spread                                                    4.93%                                        3.92%
                                                                            ----                                         ----
                                                                            ----                                         ----
Net interest rate margin                                                    4.34%                                        3.20%
                                                                            ----                                         ----
Ratio of interest-earning assets to
   interest-bearing liabilities                      92%                                         90%
                                                   -----                                       -----
                                                   -----                                       -----

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------------------------------------------------------------
                                                             1996                                         1995
                                              ------------------------------------------       ------------------------------------
                                               AVERAGE                       AVERAGE                                      AVERAGE
                                               BALANCE       INTEREST      YIELD/RATE(1)       BALANCE    INTEREST     YIELD/RATE(1)
                                               -------      ---------      ------------        -------   ---------     -------------
                                                                             (DOLLARS IN THOUSANDS)
AVERAGE ASSETS:
Federal funds sold and repurchase agreements  $ 90,709      $  3,840           5.64%          $ 59,768    $  2,913        6.50%
Securities available for sale                  284,934        19,954           9.34            193,725      11,809        8.13
Loans available for sale (2)                   198,941        14,169           9.50            147,332      10,973        9.93
Investment securities and other (3)             40,951         3,053           9.94             47,782       1,977        5.52
Mortgage-related securities held for investment   --             --             --              92,617       3,427        4.93
Loan portfolio (2)                             305,458        26,734          11.67            103,657       7,986       10.27
Discounted loan portfolio                      640,585        75,852          15.79            460,066      53,274       15.44
                                              ----------    ---------                       ----------      ------
 Total interest-earning assets, interest
   income                                    1,561,578       143,602          12.26          1,104,947      92,359       11.14
                                             ---------       -------                       -----------      ------
Non-interest earning cash                        6,461                                           7,908
Allowance for loan losses                       (9,554)                                         (1,125)
Investments in low-income housing tax
  credit interests                              92,767                                          62,136
Investment in Joint Venture                     39,442                                            --
Real estate owned, net                         143,819                                         134,878
Other assets                                    99,561                                         110,121
                                             -----------                                    -----------
 Total assets                                 $1,934,074                                    $1,418,865
                                               ---------                                   -----------
                                               ---------                                   -----------

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing demand deposits              $   48,073          785          2.18         $   52,586          778        1.97
Savings deposits                                   3,458           60          2.31             21,677          378        2.33
Certificates of deposit                        1,455,305       67,389          6.17          1,031,575        48,542       6.27
                                               ---------     --------                        ---------        ------
 Total interest-bearing deposits               1,506,836       68,234          6.04          1,105,838        49,698       5.99
Notes, debentures and other                      115,992       10,344         11.89             63,999         5,552      11.57
Securities sold under agreements to repurchase    15,862          685          5.76             14,468           641       5.91
Securities sold but not yet purchased              --             --            --              22,718         1,156       6.78
Federal Home Loan Bank advances                   70,765        2,990          5.63              4,566           321       9.37
                                              ----------    ---------                      ------------      --------
 Total interest-bearing liabilities,
   interest expense                            1,709,455       82,253          6.42          1,211,589        57,368       6.31
                                               ---------     --------                        ---------        ------
Non-interest bearing deposits                      9,352                                      13,219
Escrow deposits                                   11,452                                       9,680
Other liabilities                                 52,759                                      54,468
                                             -----------                                 -----------
 Total liabilities                             1,783,018                                   1,288,956
Stockholders' equity                             151,056                                     129,909
                                              ----------                                  ----------
 Total liabilities and stockholders' equity   $1,934,074                                  $1,418,865
                                              ----------                                  ----------
                                              ----------                                  ----------
Net interest income before provision for
 loan losses                                                $  61,349                                        $34,991
                                                             --------                                         ------
Net interest rate spread                                                      5.84%                                        4.83%
                                                                              ----                                         ----
                                                                              ----                                         ----
Net interest margin                                                           5.24%                                        4.22%
                                                                              ----                                         ----
                                                                              ----                                         ----
Ratio of interest-earning assets to
   interest-bearing liabilities                     91%                                          91%
                                                 -----                                        -----
                                                 -----                                        -----

(1)  Presented on an annualized basis.

(2) The average balance includes non-performing loans, interest on which is recognized on a cash basis.

(3) Included in interest income on investment securities and other is interest income earned on that portion of the deferred tax asset which relates to tax residuals. Inclusive of the average balance of the deferred tax asset related to tax residuals as investment securities and other, the average yield for the three months ended September 30, 1996 and 1995 would have been 7.43% and 4.69%, respectively, and the average yield for the nine months ended September 30, 1996 and 1995 would have been 7.28% and 4.45%, respectively.

  RATE/VOLUME ANALYSIS. The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior rate), (ii) changes in rate (change in rate multiplied by prior volume) and (iii) total change in rate and volume. Changes attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.


                                                   THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                                         1996 VS 1995                                        1996 VS 1995
                                                    INCREASE (DECREASE) DUE TO                       INCREASE (DECREASE) DUE TO
                                                -----------------------------------            -----------------------------------
                                                RATE         VOLUME           TOTAL             RATE        VOLUME          TOTAL
                                               -----        -------           -----            -----        -------         -----
                                                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Federal funds sold and repurchase
   agreement                                  $ (142)        $  719           $ 577            $(423)       $1,350           $927
 Securities available for sale                   846            178           1,024            1,956         6,189          8,145
 Loans available for sale                       (182)          (952)         (1,134)            (498)        3,694          3,196
 Mortgage-related securities held
   for investment                               (542)          (542)         (1,084)          (1,714)       (1,713)        (3,427)
  Loan portfolio                                 367          4,552           4,919            1,224        17,524         18,748
 Discounted loan portfolio                    (1,002)         7,996           6,994            1,228        21,350         22,578
 Investment securities and other                 365             (5)            360            1,393          (317)         1,076
                                              -------      ---------        -------           -------     --------         -------
   Total interest-earning assets                (290)        11,946          11,656            3,166        48,077         51,243
                                              -------      ---------        -------           -------     --------         -------
INTEREST-BEARING LIABILITIES:
 Interest-bearing demand deposits                149            (25)            124               77          (70)              7
 Savings deposits                                 (3)          (100)           (103)              (2)        (316)           (318)
 Certificates of deposit                        (757)         5,707           4,950             (786)      19,633          18,847
                                                -------    --------        --------           -------     --------         -------

   Total interest-bearing deposits              (611)         5,582           4,971             (711)      19,247          18,536
 Notes, debentures and other                     (29)          (347)           (376)             160        4,632           4,792
 Securities sold under agreements
   to repurchase                                (221)          (221)           (442)             (17)          61              44
 Securities sold but not yet purchased          (259)          (259)           (518)            (578)        (578)         (1,156)
 Federal Home Loan Bank advances                 (35)           929             894             (178)       2,847           2,669
                                               -------       ------           ------           -------     ------           ------
   Total interest-bearing liabilities          (1,155)        5,684           4,529            (1,324)     26,209           24,885
                                               -------       ------           ------           -------     ------           ------
Increase in net interest income              $    865      $  6,262         $  7,127           $4,490     $21,868          $26,358
                                               -------       ------           ------            -----      ------           ------
                                               -------       ------           ------            -----      ------           ------

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

    The Company's net interest income before provision for loan losses increased by $7.1 million or 73% during the three months ended September 30, 1996 as compared to the comparable period in the prior year. The increase resulted from a $11.7 million or 36% increase in interest income due to a $333.5 million or 27% increase in the Company's average interest-earning assets from period to period combined with a 72 basis point increase in the average yield earned, offset in part by a $4.5 million or 20% increase in interest expense due to a $345.6 million or 25% increase in the Company's average interest-bearing liabilities net of a 29 basis point decrease in the weighted average rate paid on these liabilities. Net interest income of $61.3 million for the nine months ended September 30, 1996 increased $26.3 million or 75% over the comparable period of the prior year. The increase resulted from the $456.6 million or 41% increase in average interest-earning assets from period to period combined with a 112 basis point increase in the weighted average yield earned on those assets, net of the $497.9 million or 41% increase in the average interest-bearing liabilities combined with a 11 basis point increase in the weighted average rate paid on those liabilities.

    The increase in interest income during the nine months ended September 30, 1996, as compared to the comparable period in the prior year, reflects substantial increases in the average balances of the discounted loan portfolio and the loan portfolio as a result of the Company's increased emphasis on multi-family residential and commercial real estate loans in recent periods, as well as an increase in the average balance of loans available for sale as a result of the Company's recent emphasis on single-family residential loans to non- conforming borrowers. The Company's emphasis on multi-family residential and commercial real estate loans also was a significant factor in the increase in the weighted average yield on the loan portfolio during the nine months ended September 30, 1996, as compared to the comparable period in the prior year, which was also enhanced during 1996 by $2.1 million of fees earned in connection with the repayment of hotel loans.

    Interest income on the discounted loan portfolio increased by $7.0 million or 42% in the three months ended September 30, 1996 from the three months ended September 30, 1995 as a result of a $230.0 million or 50% increase in the average amount of the discounted loan portfolio offset in part by an 83 basis point decline in the weighted average yield earned. For the nine months ended September 30, 1996 as compared to the same period in 1995, interest income on the discounted loan portfolio increased $22.6 million or 42% due to a $180.5 million or 39% increase in the average amount of the discounted loan portfolio and a 35 basis point increase in the weighted average yield. Had chargeoffs been included as a reduction of interest income in 1996, the weighted average yield on the discounted loan portfolio for the three and nine months ended September 30, 1996 would have been 12.79% and 14.64%, respectively.

    Interest income on the loan portfolio increased by $4.9 million or 122% in the third quarter of 1996 from the comparable period in 1995 primarily due to an increase in the average balance of the loan portfolio for the three months ended September 30, 1996 of $166.5 million or 104% over that of the same period in 1995 combined with an 85 basis point increase in the weighted average yield earned. For the nine months ended September 30, 1996, interest income on the loan portfolio increased $18.7 million or 235% over that of the same period in 1995 as a result of $201.8 million or 195% increase in the average amount of the loan portfolio and a 140 basis point increase in the weighted average yield earned on the portfolio. The increase in the average balance is primarily a result of the Company's origination of mortgage loans on hotel, office, multi-family construction and multi-family residential properties.

    As a result of the Company's continued use of certificates of deposit to fund its asset growth, the average amount of the Company's certificates of deposit increased from $1.09 billion during the three months ended
September 30, 1995 to $1.46 billion during the three months ended
September 30, 1996. For the nine months ended September 30, 1996, the average amount of the certificates of deposit increased by $423.7 million over the same period in 1995.

    PROVISIONS FOR LOAN LOSSES. Provisions for loan losses amounted to $4.5 million for the third quarter of 1996, as compared to $-0- for the third quarter of 1995. The $4.5 million provision is comprised of $0.6 million related to the loan portfolio and $3.9 million related to discounted loans. Prior to the nine months ended September 30, 1996, provisions for losses on loans were not established in connection with the discounted loan portfolio because adjustments to reduce the carrying value of discounted loans to the lower of amortized cost or the fair market value of the properties securing the loans discounted at the effective interest rate were recorded in interest income on discounted loans. Beginning in 1996 the Company has recorded charge-offs on the discounted loan portfolio against the allowance for losses on discounted loans. During the nine months ended September 30, 1996, the Company's provision for loan losses amounted to $18.8 million, $17.1 million related to the discounted loan portfolio and $1.7 million related to its loan portfolio. Based on the types of lending activities currently emphasized by the Company, the Company anticipates that in the future it will establish provisions for loan losses on each of its loan portfolios on a quarterly basis.

    Although management utilizes its best judgment in providing for possible loan losses, changing economic and business conditions, fluctuations in local markets for real estate, future changes in nonperforming asset trends, large upward movements in market interest rates or other factors could affect the Company's future provisions for loan losses. In addition, as noted above, the OTS, as an integral part of its examination process, periodically reviews the adequacy of the Bank's allowances for losses on loans and discounted loans and such agency may require the Company to recognize changes to such allowances for losses based on its judgment about information available to it at the time of examination. For further discussion and analysis regarding the increase in the provisions, see
"Changes in Financial Condition - Allowances for Losses".

    NON-INTEREST INCOME. Non-interest income for the third quarter of 1996 increased by $11.0 million or 270% from that of the third quarter of 1995. Income on real estate owned, net of carrying costs, increased by $2.4 million as detailed in the table below. Gains on sales of interest-earning assets, net, increased by $8.0 million as a result of a $2.5 million gain on the securitization and sale of sub-prime single-family residential loans held for sale, a $2.0 million gain on the sale of a subordinated security, a $4.5 million gain on the sale of a commercial discounted loan, a $539,000 loss on the sale of multi-family loans and a $492,000 adjustment to record delinquent single-family residential loans to non-conforming borrowers carried as available for sale to the lower of cost or market. Servicing fees and other charges increased $516,000 during the third quarter of 1996 as compared to the same period of 1995 due primarily to a $1.4 million increase in servicing fees offset in part by a $702,000 valuation adjustment to mortgage servicing rights as a result of an increase in prepayments of the underlying loans. The increase in servicing fees primarily due to fees earned from the joint venture which acquired discounted single-family residential loans from HUD in April 1996. As of September 30, 1996 Ocwen serviced 10,432 loans for other investors of which 7,539 were sub-performing or non-performing. In addition, during October 1996 Ocwen entered into agreements to service approximately 13,800 loans for other investors; the majority of which are sub-performing or NON-PERFORMING.

    Non-interest income for the first nine months of 1996 as compared to the first nine months of 1995 increased by $13.4 million or 103%. Gains on sales of interest-earning assets increased by $14.3 million and income on real estate owned, net of carrying costs, decreased by $1.2 million as detailed in the table below.



    The following table sets forth the results of the Company's investment in real estate owned, which was primarily related to the discounted loan portfolio, during the periods indicated:


                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                      SEPTEMBER 30,                     SEPTEMBER 30,
                              -----------------------------       ------------------------
                                1996        1995                    1996         1995
                              ---------   --------               ---------   ----------
                                                 (DOLLARS IN THOUSANDS)
Gains on sales                $ 9,730      $ 4,679                 $17,758      $13,816
Provision for loss in fair
 value                        (4,013)      (2,733)                 (13,801)      (7,768)
Carrying costs, net of
 rental income                  (222)       1,124                      510         (420)
                              ------       ------                  --------     --------
  Income (loss) on real
    estate owned, net        $ 5,495      $ 3,070                  $ 4,467      $ 5,628
                              ------       ------                 --------      --------
                              ------       ------                 --------      --------


    Included in gains on sales of real estate owned for the three months ended September 30, 1996 is a gain of $4.4 million on the sale of an apartment complex for $9.8 million and gains of $1.0 million on the sales of cooperative units.

    NON-INTEREST EXPENSE. Non-interest expense increased $11.2 million in the third quarter of 1996 as compared to the same period of 1995. The SAIF assessment accounted for $7.1 million of this increase. Compensation and employee benefits increased by $3.5 million or 72% during this period largely as a result of a $1.5 million increase in the accrual for profit sharing expense and an increase in the average number of employees by 79 from 323 in the third quarter of 1995 to 402 in the third quarter of 1996.

    Non-interest expense increased $14.9 million or 46% in the nine months ended September 30, 1996 as compared to the same period in 1995. The SAIF assessment accounted for $7.1 million of this increase. Compensation and employee benefits increased by $7.6 million or 50% during this period primarily due to a $4.2 million increase in profit-sharing expense and an increase in the average number of employees by 17 from 351 in 1995 to 368 in 1996.

    EQUITY IN EARNINGS OF JOINT VENTURE. Equity in earnings of joint venture relates to the recently-formed joint venture to acquire discounted single-family residential loans from HUD in April 1996. The Company's $4.1 million and $5.2 million of earnings from this joint venture during the three and nine months ended September 30, 1996, respectively, consisted of 50% of the joint venture's net income during these respective periods plus 50% of the loan servicing fee received from the joint venture during these periods. (The remainder of the loan servicing fee received from the joint venture during this period has been included in servicing fees and other charges. Income of the joint venture is primarily attributable to interest on discounted loans, which had an annualized weighted average yield of 11.0% during the period from the date of acquisition by the joint venture to September 30, 1996. See note 6 to the Interim Consolidated Financial Statements.

    INCOME TAX EXPENSE (BENEFIT). Income tax expense (benefit) amounted to $157,000 and $(858,000) during the three months ended September 30, 1996 and 1995, respectively, and $2.1 million and $(98,000) during the nine months ended September 30, 1996 and 1995, respectively. The Company's effective tax rate amounted to 1.5% and 7.6% during the three months and nine months ended September 30, 1996, respectively. The Company's low effective tax rates were attributable to tax credits resulting from the Company's investment in low-income housing tax credit interests, which amounted to $2.1 million and $1.9 million during the three months ended September 30, 1996 and 1995, respectively, and $6.2 million and $5.7 million during the nine months ended September 30, 1996 and 1995, respectively. Exclusive of such amounts, the Company's effective tax rate amounted to 33.4% and 29.9% during the three months ended September 30, 1996 and 1995, respectively, and 34.3% and 35.4% during the nine months ended September 30, 1996 and 1995, respectively.

CHANGES IN FINANCIAL CONDITION

    GENERAL. From December 31, 1995 to September 30, 1996 total assets increased by $227.2 million or 12%. This increase was primarily due to a $154.8 million increase in cash and cash equivalents, a $238.3 million increase in discounted loans, a $74.0 million increase in the loan portfolio, a $60.9 million investment in joint venture and a $22.9 million increase in investments in low-income housing tax credit interests, offset by a $102.2 million decrease in securities available for sale, a $181.5 million decrease in loans available for sale, and a $51.6 million decrease in real estate owned. Total liabilities increased by $194.1 million from December 31, 1995 to September 30, 1996. This increase was primarily due to a $148.7 million increase in deposits and the issuance of the $125.0 million Notes, offset by the $84.8 million decrease in securities sold under agreements to repurchase..

    SECURITIES AVAILABLE FOR SALE. At September 30, 1996, an aggregate of $410,000 of net unrealized losses (net of related taxes) on securities classified as available for sale were included in stockholders' equity, as compared to $1.4 million of net unrealized losses (net of related taxes) at December 31, 1995. The Company's securities available for sale were comprised of the following at the dates indicated.

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                     1996             1995
                                                  ------------      -----------
                                                      (DOLLARS IN THOUSANDS)
Mortgage-related securities:
 Single-family residential:
  Privately issued CMOs -
   AAA rated                                      $ 80,290          $138,831
  Interest only                                     12,833            11,774
  Principal only                                     6,900             8,218
  Subordinates                                        --              27,310
  PAC securities                                      --                 574
  REMIC residuals                                   19,405               472
  Futures contracts                                   (575)           (1,598)
                                                  ----------         --------
                                                   118,853           185,581
                                                   ---------         --------

 Multi-family residential
  and commercial:
  Interest only                                     92,379           109,193
  Subordinates                                      24,174            42,954
  Futures contracts                                   (101)             (248)
                                                 ----------          --------
                                                   116,452           151,899
                                                 ----------          --------
    Total                                         $235,305          $337,480
                                                   -------          --------
                                                   -------          --------


     The Company's securities available for sale of $235.3 million at September 30, 1996 decreased by $27.9 million in the third quarter and $102.2 million from December 31, 1995 due primarily to the sales of short duration collateralized mortgage obligations ("CMOs") and subordinate securities offset in part by the acquisition of two REMIC residual securities from the Company's securitizations of $219.6 million of single-family residential loans as discussed below.

     LOANS AVAILABLE FOR SALE. The Company's loans available for sale at September 30, 1996, which are carried at the lower of cost or fair value, decreased by $181.5 million or 72.1% from December 31, 1995 and consist primarily of single-family residential loans to sub-prime borrowers.

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                     1996             1995
                                                  -------------     ------------
                                                      (DOLLARS IN THOUSANDS)
Single-family residential                          $55,738           $221,927
Multi-family                                        13,695             28,694
Consumer                                               815              1,169
                                                  --------           --------
                                                   $70,248           $251,790
                                                  --------          ---------
                                                  --------          ---------

     During the third quarter of 1996 the Company purchased and originated $98.2 million single-family residential loans to sub-prime borrowers. The Company also sold $92.3 million of single-family residential loans and $14.9 million of multi-family residential loans during the third quarter of 1996 for a gain of $2.5 million and a loss of $539,000, respectively. Of the loans sold during the quarter, $84.8 million were underwritten and securitized by an unaffiliated investment banking firm.

     The following table sets forth the activity in the Company's net loans available for sale during the periods indicated.


                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,           SEPTEMBER 30,
                                  -------------------        ------------------
                                    1996         1995         1996        1995
                                   ------       ------       -----       -----
                                               (DOLLARS IN THOUSANDS)
Balance at beginning of period     $ 84,078    $130,024      $251,790     $102,293
Purchases:
 Single-family residential           95,266      69,591       226,960      151,231
 Multi-family residential             --           --          10,456       10,056
                                  ---------   ---------      --------     --------
    Total loans purchased            95,266      69,591       237,416      161,287
                                  ---------   ---------      --------     --------

Originations:
 Single-family residential            1,434         360         2,154          360
 Multi-family residential             --           --            --         23,696
                                  ---------   ---------      --------     --------
   Total loans originated             1,434         360         2,154       24,056
                                  ---------   ---------      --------     --------

Sales                              (107,267)       (664)     (392,440)     (83,376)
Lower of cost or market reserve        (492)       --          (2,282)        --
Loans transferred to loan portfolio   ---        (4,153)           (9)      (4,353)
Principal repayments, net of
 capitalized interest                (1,109)     (2,647)       (23,552)     (7,396)
Transfer to real estate owned        (1,662)       --           (2,829)       --
                                   ---------   ---------     ---------    --------
   Net (decrease) increase
     in loans                       (13,830)      62,487      (181,542)     90,218
                                   ---------   ---------     ---------     --------
Balance at end of period          $  70,248     $192,511     $ 70,248     $192,511
                                   ---------   ---------     ---------     --------
                                   ---------   ---------     --------      --------


    The following table presents a summary of the Company's non-performing loans in the loans available for sale portfolio at the dates indicated:

                               SEPTEMBER 30,            DECEMBER 31,
                                  1996                      1995
                               -------------            ------------
                                       (DOLLARS IN THOUSANDS)
    Non-performing loans:
      Single-family               $15,251                  $7,833
      Consumer                        180                     101
                                  -------                  ------
                                  $15,431                  $7,934
                                  -------                  ------
                                  -------                  ------

    Non-performing loans increased by $7.5 million or 94% from December 31, 1995 to September 30, 1996, of which $7.2 million resulted from the Company's loans to sub-prime borrowers. The Company's systems and procedures which are used to resolve discounted loans are applied to delinquent loans to sub-prime borrowers, and the Company does not expect to sell such delinquent loans in connection with its performing loan sales.

    INVESTMENT SECURITIES. Investment securities, which are held by the Company for investment purposes, decreased by $9.8 million from December 31, 1995 to September 30, 1996 primarily due to the maturity of $10.0 million of U.S. Treasury securities. At September 30, 1996 investment securities consisted entirely of required holdings of FHLB stock.

    DISCOUNTED LOAN PORTFOLIO.

    The following table sets forth the composition of the Company's discounted loan portfolio by type of loan at the dates indicated.


                               SEPTEMBER 30,            DECEMBER 31,
                                  1996                      1995
                               ------------             -----------
                                       (DOLLARS IN THOUSANDS)
Single-family residential        $  354,926               $376,501
Multi-family residential            387,201                176,259
Commercial real estate              458,117                388,566
Other                                 2,762                  2,203
                                 ----------               ---------
  Total discounted loans          1,203,006                943,529
Unaccreted discount                (283,318)              (273,758)
Allowance for loan losses           (11,604)                  --
                                  ----------              ---------
  Discounted loans, net             908,084                669,771
Investment in LLC (1)                60,885                   --
                                 ----------               ---------
 Total discount loan
  portfolio                     $   968,969               $669,771
                                 ----------               ---------
                                 ----------               ---------

(1) The $60.9 million represents the Company's equity interest in the LLC and does not include that portion of discounted loans held by the LLC which are funded by third party indebtedness. Had the Company's pro rata interest in such loans been included, Ocwen's total discounted loan portfolio would have amounted to $1.18 billion at September 30, 1996. See "Changes in Financial Condition - Investment in Joint Venture" below.

    The following tables set forth the activity in the Company's gross discounted loan portfolio during the periods indicated.

                                         THREE MONTHS ENDED SEPTEMBER 30,
                                  ----------------------------------------------
                                           1996                   1995
                                  ----------------------   ---------------------
                                                 NO. OF                 NO. OF
                                  BALANCE        LOANS     BALANCE      LOANS
                                  -------       -------    -------      ------
                                               (DOLLARS IN THOUSANDS)
Balance at beginning of period    $830,321       3,344      $626,999     3,898
Acquisitions (1)                   509,819       2,507       170,006       362
Resolutions and repayments         (76,380)       (310)      (56,467)     (269)
Loans transferred to real
  estate owned                     (47,767)       (232)      (67,394)     (233)
Sales                              (12,987)         (3)         --          --
                                ----------      -------     ---------   -------
Balance at end of period        $1,203,006       5,306      $673,144      3,758
                               -----------      -------     ---------   -------
                               -----------      -------     ---------   -------


                                         NINE MONTHS ENDED SEPTEMBER 30,
                                  ---------------------------------------------
                                           1996                   1995
                                  -----------------------  --------------------
                                                 NO. OF                 NO. OF
                                  BALANCE        LOANS     BALANCE      LOANS
                                  -------       -------    -------     -------
                                               (DOLLARS IN THOUSANDS)
Balance at beginning of period$   943,529        4,543      $785,434    3,894
Acquisitions (1)                  671,630        2,651       364,547    1,486
Resolutions and repayments       (265,160)        (952)     (203,356)    (644)
Loans transferred to real
  estate owned                   (107,380)        (676)     (240,379)    (794)
Sales                             (39,613)        (260)      (33,102)    (184)
                                ----------       ------     --------    ------
Balance at end of period       $1,203,006        5,306      $673,144     3,758
                               ----------       ------      --------     -----
                               ----------       ------      --------     -----

(1) The purchase price of loans acquired was $408,677 and $122,861 for the three months ended September 30, 1996 and 1995, respectively, and $529,267 and $247,558 for the nine months ended September 30, 1996 and 1995, respectively.

    Significant discounted loan acquisitions during the third quarter of 1996 included the acquisition in August 1996 of discounted multi-family residential loans with an unpaid principal balance of $225.0 million from HUD and discounted commercial real estate loans with an unpaid principal balance of $138.7 million from another third party. In addition to the foregoing, in September 1996 the Company and a co-investor acquired 4,591 single-family residential loans with an aggregate unpaid principal balance of $258.1 million auctioned by HUD. The Company acquired $112.9 million of such loans and the right to service all of such loans.

    Of the $671.6 million of principal balance of discounted loans purchased during the nine months ended September 30, 1996, 22% were secured by single-family residential properties, 44% were secured by multi-family residential properties and 34% were secured by other commercial properties. The following table sets forth certain information relating to the payment status of loans in the Company's discounted loan portfolio at the dates indicated.

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                    1996               1995
                                                 ------------      -----------
                                                      (DOLLARS IN THOUSANDS)
          LOAN STATUS:
           Current                                $ 645,899          $351,630
           Less than 90 days past due                44,406            86,838
           Greater than 90 days past due            512,701           385,112
           Acquired and servicing not
             yet transferred                           --             119,949
                                                    -------           --------
                                                   $1,203,006        $943,529
                                                    ---------        ---------
                                                    ---------        ---------

    For discussion and analysis regarding the allowance for loan losses on discounted loans, see "Changes in Financial Condition - Allowance for Losses" below.
                                  29

    LOAN PORTFOLIO. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1996            1995
                                                  ------------      ------------
                                                      (DOLLARS IN THOUSANDS)
Single-family residential                           $76,166           $75,928
Multi-family residential:
  Permanent                                          46,948            41,306
  Construction                                       84,167             7,741
                                                   --------          --------
     Total multi-family
      residential                                   131,115            49,047
                                                   --------          --------
Commercial real estate:
  Hotel:
     Permanent                                      133,399           125,791
     Construction                                    26,387              --
  Office                                            101,361            61,262
  Land                                               10,961            24,904
  Other                                              26,853             2,494
                                                   --------          --------
     Total commercial
      real estate                                   298,961           214,451
                                                   --------         ---------
Commercial                                            1,500              --
Consumer                                                456             3,223
                                                   --------         ---------
     Total loans                                    508,198           342,649
Undisbursed loan funds                             (129,424)          (39,721)
Unaccreted discount                                  (5,723)           (5,376)
Allowance for loan losses                            (3,400)           (1,947)
                                                    --------         ---------
     Loans, net                                    $369,651          $295,605
                                                    -------         ---------
                                                    -------         ---------

                                    30

    The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated.


                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30,           SEPTEMBER 30,
                                --------------------     --------------------
                                  1996         1995       1996         1995
                                --------      ------     ------        ------
                                            (DOLLARS IN THOUSANDS)
Balance at beginning of period  $389,124       $133,696   $342,649      $ 61,194
Originations:
  Single-family residential        3,125          8,284     10,681         9,767
  Multi-family residential        67,515          8,492    112,764        23,243
  Commercial real estate          80,595         21,306    135,511        78,954
  Commercial loan                  1,500           --        1,500          --
                                 -------       --------    -------       -------
    Total loans originated       152,735         38,082    258,456       111,964
                                 -------       --------    -------       -------
Purchases:
  Single-family residential          278         18,555       278         18,555
  Commercial real estate            --             --         --           2,245
  Consumer                          --            1,818       --           1,966
                                 -------       --------    -------       -------
    Total loans purchased            278         20,373       278         22,766
                                 -------       --------   -------        -------

Loans transferred from
  available for sale                --            4,153         6          4,353
Principal repayments, net of
  capitalized interest          (33,332)         (6,318)  (92,026)       (10,240)
Transfer to REO                    (607)           --      (1,165)           (51)
                                -------        --------   -------        -------
     Net increase in loans      119,074          56,290   165,549        128,792
                                -------       --------    -------        -------
Balance at end of period:      $508,198       $189,986   $508,198       $189,986
                                -------       --------    -------        -------
                                -------       --------    -------        -------


  The following table presents a summary of the Company's non-performing loans in the loan portfolio and significant ratios at the dates indicated:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      1996              1995
                                                  ------------      ------------
                                                      (DOLLARS IN THOUSANDS)
Non-performing loans:
  Single-family                                     $2,447            $2,923
  Multi-family                                         174               731
  Consumer                                              54               202
                                                   -------            ------
                                                    $2,675            $3,856
                                                   -------            ------
                                                   -------            ------
Significant ratios:
  Non-performing loans as a
    percentage of:
    Loans                                              .71%             1.27%
    Total assets                                       .12%              .20%

  Allowances for loan losses
    as a percentage of:
      Loans                                            .91%             0.65%
      Non-performing
        loans                                       127.10%            50.49%

     ALLOWANCES FOR LOSSES. The allowance for estimated loan losses on the Company's loan portfolio is maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for potential losses. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less costs to dispose. Valuation allowances are also established for the inherent risks in the loan portfolio which have yet to be specifically identified. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. Management's periodic evaluation of the allowance for estimated losses is based upon analysis of the portfolio, historical loss experience, economic conditions and trends, collateral values and other relevant factors. Future adjustments to the allowance may be necessary if economic conditions and trends, collateral values and other relevant factors differ substantially from the assumptions used in making the evaluation.

  As a result of the historical and expected future growth in the discounted loan portfolio and associated real estate owned, particularly in the commercial segment, and as requested by the OTS, the Company has modified its methodology for valuing its assets held for disposition and resolution beginning in the first quarter of 1996. This methodology results in a valuation allowance which supplements the Company's practice of adjusting discounted loans to the lower of the recorded investment or the net present value of expected cash flow discounted at the effective yield through direct charges to interest income. Beginning in 1996 the Bank has recorded charge-offs on the discounted loan portfolio against the allowance for loan losses. Prior to such date these amounts were deducted from interest income. The Company established an aggregate of $17.1 million of provisions for losses on discounted loans during the nine months ended September 30, 1996 pursuant to this change in methodology.

  The following table sets forth the allocation of the Company's allowance for loan losses at September 30, 1996 and December 31, 1995 by loan category and property type:



                                                            SEPTEMBER 30, 1996                       DECEMBER 31, 1995
                                            ------------------------------------------      --------------------------------------
                                                                          PERCENT OF                                   PERCENT OF
                                                          GROSS LOAN     ALLOWANCE TO                  GROSS LOAN     ALLOWANCE TO
                                            ALLOWANCE      BALANCE       LOAN BALANCE       ALLOWANCE    BALANCE      LOAN BALANCE
                                            ---------     ---------      ------------       ---------   ----------    -------------
                                                                               (DOLLARS IN THOUSANDS)
Loan portfolio:
 Single-family                                 $    383      $  74,762        .51%             $346         $74,401        .47%
 Multi-family                                     1,245         69,547       1.79%              683          45,818       1.49%
 Commercial                                       1,751        228,648        .77%              875         175,052        .50%
 Consumer                                            21             94      22.34%               43           2,281       1.89%
                                                 -------      --------                       --------      --------
                                               $  3,400       $373,051        .91%           $1,947        $297,552       .65%
                                                 -------      --------                       ------        --------
                                                 -------      --------                       ------        --------

Discounted loans:
 Single-family                                 $  3,872       $279,960       1.38%           $  --         $271,246         --%
 Multi-family                                     3,459        299,638       1.15%              --          128,718         --%
 Commercial                                       4,273        340,090       1.26%              --          269,807         --%
                                                 -------       -------                       ------        --------
                                                $11,604       $919,688       1.26%           $  --         $669,771         --%
                                                 -------      -------                        ------        --------
                                                 -------      -------                        ------        --------

     The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

      The following table summarizes activity in the allowance for loan losses by portfolio and property type during the nine months ended September 30, 1996.

                           BALANCE                                                                     BALANCE
                          DECEMBER 31,                                                               SEPTEMBER 30,
                             1995               ADDITIONS            CHARGE-OFFS        RECOVERIES     1996
                          ------------          ---------            -----------        ----------   -------------
                                                                  (DOLLARS IN THOUSANDS)
Loan portfolio:
 Single-family              $ 346              $   247                $ (210)            $  --        $  383
 Multi-family                 683                  569                    (7)               --         1,245
  Commercial                  875                  876                   --                 --         1,751
  Consumer                     43                    7                   (29)               --            21
                           ------                -----                ------             -------       -----
                           $1,947              $ 1,699                 $(246)            $  --        $3,400
                           ------                -----                ------             -------       -----
                           ------                -----                ------             -------       -----

 Discounted loans:
  Single-family            $ --                $ 7,714               $(3,936)             $   94       $3,872
  Multi-family               --                  4,070                  (611)               --          3,459
  Commercial                 --                  5,356                (1,083)               --          4,273
                           ------                -----                 ------             -------       -----
                           $ --                $17,140               $(5,630)             $   94      $11,604
                           ------                -----                 ------             -------       -----
                           ------                -----                 ------             -------       -----

    INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS. At September 30, 1996 the Company had $104.2 million of investments in low-income housing tax credit interests as compared to $81.4 million at December 31, 1995, an increase of $22.9 million or 28%.

    Investments by the Company in low-income housing tax credit interests made on or after May 18, 1995 in which the Company invests solely as a limited partner, which amounted to $10.5 million at September 30, 1996, are accounted for using the equity method in accordance with the consensus of the Emerging Issues Task Force through issue number 94-1. For the Company's limited partnership investments made prior to this date, which amounted to $56.6 million at September 30, 1996, the Company records its receipt of tax credits and other tax benefits on a level yield basis over the 15-year obligation period and reports the earned tax credits and tax benefits as a reduction of income tax expense. Low-income housing tax credit partnerships in which the Company invests as both a limited and, through a subsidiary, general partner amounted to $37.1 million at September 30, 1996 and are presented on a consolidated basis.

    The Company's investments in low-income housing tax credit interests provide tax credits, which can be claimed over a ten-year period on a straight-line basis once the underlying multi-family residential properties are placed in service, to reduce the Company's tax payments computed based upon taxable income to not less than the alternative minimum tax computed for that year or any year not more than three years before or 15 years after the year the tax credit is earned.

    INVESTMENT IN JOINT VENTURE. GENERAL. On March 22, 1996, the Company was notified by HUD that the LLC in which the Company and a co-investor each have a 50% interest was the successful bidder to purchase 16,196 single-family residential loans offered by HUD at an auction (the "HUD Loans"), and on April 10, 1996 the LLC consummated the acquisition of the HUD Loans. Many of the loans, which had an aggregate unpaid principal balance of $741.2 million, were not performing in accordance with the terms of the loans or an applicable forbearance agreement.

    In connection with the LLC's acquisition of the HUD Loans the Company entered into an agreement with the LLC to service the HUD Loans in accordance with its loan servicing and loan default resolution procedures. In return for such servicing, the Company receives specified fees which are payable on a monthly basis. The Company did not pay any additional amount to acquire these servicing rights and, as a result, the acquisition of the right to service the HUD Loans for the LLC did not result in the Company's recording capitalized mortgage servicing rights for financial reporting purposes. In addition, all intercompany transactions between the Company and the LLC are eliminated for financial reporting purposes to the extent of the Company's ownership in the LLC.

    On October 15, 1996, the LLC completed a $502.6 million securitization of the majority of the loans purchased from HUD. The Company sold a portion of its share of the securities totaling approximately $136.1 million and recognized a gain of approximately $22.0 million which will impact fourth quarter net income by approximately $11.6 million. The Company continues to service such loans and is paid a servicing fee.

    DESCRIPTION OF THE HUD LOANS. All of the HUD Loans are secured by first mortgage liens on single-family residential properties. The HUD Loans were acquired by HUD pursuant to various assignment programs of the FHA. Under programs of the FHA, a lending institution may assign a FHA-insured loan to HUD because of an economic hardship on the part of the borrower which precludes the borrower from making the scheduled principal and interest payment on the loan. FHA-insured loans also are automatically assigned to HUD upon the 20th anniversary of the mortgage loan. In most cases, loans assigned to HUD after this 20-year period are performing under the original terms of the loan. Once a loan is assigned to HUD, the FHA insurance has been paid and the loan is no longer insured. As a result, none of the HUD Loans acquired by the LLC are insured by the FHA.

    HUD assistance to borrowers is provided in the form of forbearance agreements under which the borrower either makes a monthly payment less than or equal to the original monthly payment or makes a monthly payment more than the original monthly payment to make up for arrearages. Forbearance agreements are 12 months in duration and the borrower may be granted up to a maximum of three consecutive 12-month plans. Under the terms of the contract governing the sale of the HUD Loans, the LLC and the Company, as the servicer of the HUD Loans, are obligated to comply with the terms of the forbearance agreements, which may be written or verbal in nature, until the term of the forbearance agreement expires or there is a default under the forbearance agreement.


    The following table sets forth information relating to the payment status of the HUD Loans as of the date indicated.


                                                        SEPTEMBER 30, 1996
                                                      ------------------------
                                                                     % OF HUD
                                                      AMOUNT           LOANS
                                                      ------          --------
                                                       (DOLLARS IN THOUSANDS)
    HUD Loans without Forbearance Agreements:
      Current                                          $ 70,186        11.2%
      Past due less than 90 days                          7,626         1.2
      Past due 90 days or more                          150,955        24.0
                                                       ---------       -----
                                                        228,767        36.4
                                                       ---------       -----

    HUD Loans with Forbearance Agreements:
      Current                                             13,641        2.2
      Past due less than 90 days                           9,255        1.5
      Past due 90 days or more                           376,817       59.9
                                                        --------      ------
                                                         399,713       63.6
                                                        --------      ------
          Total                                         $628,480      100.0%
                                                        --------      ------
                                                        --------      ------


    Discounted loans, net, of the LLC consist of the following (dollars in thousands):


                                            SEPTEMBER 30, 1996
                                            ------------------
        Single-family residential                $ 628,480
        Unaccreted discount                        (91,843)
        Allowance for losses                        (2,697)
                                                 ---------
            Discounted loans, net                $ 533,940

    The following table sets forth the activity in the gross discounted loan portfolio of the LLC during the periods indicated.

                                  THREE MONTHS ENDED     APRIL 10, 1996 THROUGH
                                  SEPTEMBER 30, 1996       SEPTEMBER 30, 1996
                                 --------------------    -----------------------
                                              NO. OF                    NO. OF
                                  BALANCE     LOANS      BALANCE        LOANS
                                  -------     ------     -------        ------
                                             (DOLLARS IN THOUSANDS)
Balance at beginning of period     $660,946    14,209     $ --            --
Acquisitions                          --         --        741,176      16,196
Resolutions and repayments          (22,993)     (454)     (41,205)       (808)
Loans transferred to real
 estate owned                        (9,473)     (151)      (9,606)       (153)
Sales                                  --         --       (61,885)     (1,631)
                                    --------    --------   --------    --------
Balance at end of period           $628,480     13,604     $628,480     13,604
                                    --------    --------   --------    --------
                                    --------    --------   --------    --------

    In connection with the acquisition of the HUD Loans, the LLC established an allowance for loan losses based primarily on the Company's evaluation of credit risk inherent in the HUD loans and the methodology adopted by the Company during 1996 for establishing an allowance for loan losses related to its discounted loan portfolio. Provisions for loan losses are based on numerous factors, including the state of national and regional economies, real estate values in the areas in which the properties which secure the HUD loans are located and the performance of the HUD loans.

    The following table summarizes activity in the allowance for loan losses of the LLC during the following periods (dollars in thousands):


                                       THREE MONTHS ENDED     APRIL 10, 1996 THROUGH
                                       SEPTEMBER 30, 1996       SEPTEMBER 30, 1996
                                       ------------------     ----------------------
Balance at beginning of period             2,819                     --
Additions                                      8                 $2,921
Charge-offs                                 (130)                  (224)
Recoveries                                    --                     --
Balance at end of period                   2,697                  2,697
                                          -------               --------
                                          -------               --------

    REAL ESTATE OWNED ("REO"). Properties acquired through foreclosure or by deed-in-lieu thereof are valued at the lower of amortized cost or fair value. Properties included in the Company's real estate owned are periodically re-evaluated to determine that they are being carried at the lower of cost or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Deficiencies resulting from valuation adjustments to real estate owned subsequent to acquisition are recognized as a valuation allowance. Subsequent increases related to the valuation of real estate owned are reflected as a reduction in the valuation allowance, but not below zero. Increases and decreases in the valuation allowance are charged or credited to income, respectively. In addition, beginning in 1996, the Company has also established a $2.9 million general valuation allowance to supplement its existing policy for valuing real estate owned, to account for the inherent imprecision in the estimation of fair value on individual properties.

    Real estate owned, net of specific market valuation allowances, is held for sale and was comprised of the following at the dates indicated:

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                       1996             1995
                                                  -------------     ------------
                                                      (DOLLARS IN THOUSANDS)
Discounted loan portfolio:
  Single-family residential                         $ 56,245         $ 75,144
  Multi-family                                        19,430           59,932
  Commercial real estate                              36,478           31,218
                                                      ------         --------
Total discounted loan
  portfolio                                          112,153          166,294
  Loan portfolio                                         600              262
  Loans available for sale
     portfolio                                         2,215             --
                                                      ------         --------
                                                    $114,968         $166,556
                                                     -------           ------
                                                     -------           ------


    The following schedule presents the activity in the valuation allowance on real estate owned for the periods indicated.

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       ------------------    ------------------
                                       1996          1995    1996         1995
                                       ----          ----    ----         ----
                                                 (DOLLARS IN THOUSANDS)
Balance at beginning of period      $ 9,736       $ 3,874     $4,606       $3,937
  Provision for loss in fair value    4,013         2,733     13,801        7,768
  Charge-offs and sales              (2,776)       (1,654)    (7,434)      (6,752)
                                    -------       --------    ------       ------
  Balance at end of period          $10,973       $ 4,953    $10,973      $ 4,953
                                    -------       --------    -------      ------
                                    -------       --------    -------      ------

   The following table sets forth the activity in the real estate owned portfolio during the periods indicated.


                                          THREE MONTHS ENDED SEPTEMBER 30,
                                    -------------------------------------------
                                           1996                    1995
                                    -------------------     --------------------
                                                 NO. OF                   NO. OF
                                    AMOUNT     PROPERTIES    AMOUNT     PROPERTIES
                                    ------     ----------    ------     ----------
                                                (DOLLARS IN THOUSANDS)
Balance at beginning of period       $133,604   1,024         $152,489    1,153
Properties acquired through
  foreclosure or deed-in-lieu
  thereof                              35,559     253           42,725      243
Acquired in connection with
  acquisitions of discounted loans        674       4            3,454       27
Sales                                 (53,632)   (373)         (30,574)    (250)
Change in allowance                    (1,237)     --           (1,079)      --
                                       ------   ------          ------    ------
Balance at end of period             $114,968     908         $167,015     1,173
                                       ------   ------        --------    ------
                                       ------   ------        --------    ------

                                         NINE MONTHS ENDED SEPTEMBER 30,
                                    ------------------------------------------
                                          1996                    1995
                                    -------------------     -------------------
                                                NO. OF                NO. OF
                                    AMOUNT    PROPERTIES    AMOUNT   PROPERTIES
                                    ------    ----------    ------   ----------
                                               (DOLLARS IN THOUSANDS)

Balance at beginning of
 period                              $166,556   1,070        $96,667   1,018
Properties acquired through
  foreclosure or deed-in-lieu
  thereof                              78,818     716        157,761     827
Acquired in connection with
  acquisitions of discounted
  loans                                 2,314       7         16,872     236
Sales                                (126,353)   (885)      (103,269)   (908)
Change in allowance                    (6,367)    --          (1,016)     --
                                    ---------   -------      --------   ------
Balance at end of period             $114,968     908        $167,015   1,173
                                    ---------   -------      --------   -------
                                    ---------   -------      --------   -------

   The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated.



                                SEPTEMBER 30,         DECEMBER 31,
                                    1996                  1995
                                ------------          ------------
                                      (DOLLARS IN THOUSANDS)
    One to two months            $  28,719             $  25,398
    Three to four months            12,218                22,671
    Five to six months              11,638                25,742
    Seven to twelve months          17,107                76,817
    Over twelve months              45,286                15,928
                                   -------              --------
                                  $114,968              $166,556
                                   -------              --------
                                   -------              --------

      DEFERRED TAX ASSET. At September 30, 1996 the deferred tax asset, net of deferred tax liabilities, amounted to $18.2 million, a decrease of $4.1 million from the $22.3 million net deferred tax asset at December 31, 1995. Beginning in the second quarter of 1996, the Company reclassified its deferred tax assets associated with its tax residuals as deferred tax assets.
 Previously such amounts were included as mortgage-related securities. The statement of financial condition at December 31, 1995 has also been restated to reflect this change. At September 30, 1996, the gross deferred tax asset amounted to $32.0 million and consisted primarily of $19.8 million related to tax residuals and deferred income thereon, $2.1 million mark-to-market adjustments and reserves related to real estate owned, and $2.1 million of deferred interest expense on the discounted loan portfolio, $1.9 million of net deferred state taxes, $1.5 million mark-to-market on securities available for sale, and the gross deferred tax liability amounted to $13.8 million and consisted primarily of $4.9 million of bad debt reserves established for tax purposes in excess of book reserves and $6.7 million of deferred interest income on the discounted loan portfolio. At December 31, 1995, the gross deferred tax asset amounted to $30.6 million, of which $26.3 million related to tax residuals and deferred income thereon, and the gross deferred liability amounted to $9.6 million and consisted primarily of $6.8 million of bad debt reserves established for tax purposes in excess of book reserves and $2.4 million of deferred interest income on the discounted loan portfolio.

     As a result of the Company's earnings history, current tax position and taxable income projections, management believes that the Company will generate sufficient taxable income in future years to realize the deferred tax asset which existed at September 30, 1996. In evaluating the expectation of sufficient future taxable income, management considered future reversals of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was not required at September 30, 1996 because it was management's assessment that, based on available information, it is more likely than not that all of the deferred tax asset will be realized. A valuation allowance will be established in the future to the extent of a change in management's assessment of the amount of the net deferred tax asset that is expected to be realized.

     DEPOSITS. Deposits increased by $148.7 million or 10% from December 31, 1995 to September 30, 1996. Of the Company's $1.65 billion of deposits at September 30, 1996, $1.10 billion or 67% were certificates of deposit originated through investment banking firms while $421.5 million or 26% were certificates of deposit originated internally on a direct and co-broker basis to institutional investors. At September 30, 1996 the Company had $132.0 million of certificates of deposit in amounts of $100,000 or more, including $33.2 million of deposits of states and political subdivisions in the U.S. which are secured or collateralized as required under state law. For additional information, see "-Liquidity, Commitments and Off-Balance Sheet Risks" below.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Although securities sold under agreements to repurchase averaged $15.9 million during the nine months ended September 30, 1996 and had a maximum month-end balance of $84.3 million during the nine months ended September 30, 1996, the Company had no reverse repurchase agreements outstanding at September 30, 1996.

     NOTES AND SUBORDINATED DEBENTURES. On September 25, 1996, Ocwen completed the public offering of $125.0 million of 11.875% Notes due 2003 at 100% with interest payable semi-annually on April 1 and October 1 of each year, commencing April 1, 1997. Proceeds from the offering of the Notes amounted to approximately $120,156 (net of underwriting discount). On September 30, 1996, $50.0 million of the proceeds were contributed to the Bank to support future growth. The remainder of the proceeds retained by the Company are available for general corporate purposes. For additional information, see Note 8 to the Interim Consolidated Financial Statements.

     STOCKHOLDERS' EQUITY. Stockholders' equity increased by $33.1 million or 24% from December 31, 1995 to September 30, 1996. The increase in stockholders' equity during this period was primarily attributable to net income of $25.1 million for the first nine months of 1996, a decrease of $1.0 million in the unrealized loss on securities available for sale, a $13.0 increase in common stock and additional paid-in capital due to the issuance of 2,928,200 shares of common stock in connection with the exercise of vested stock options by certain of the Company's and Bank's current and former officers and directors offset by the issuance of $5.8 million of loans to certain of these officers and directors to fund their exercise of such options. See Note 9 and the Consolidated Statements of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements.

ASSET AND LIABILITY MANAGEMENT

     Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match asset and liability balances within maturity categories to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by the Asset/Liability Committee, which is composed of directors and officers of the Company and the Bank, in accordance with policies approved by the Board of Directors of the Bank. The Asset/Liability Committee meets regularly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities of investments and borrowings. The Asset/Liability Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition.

     The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. These techniques include interest rate exchange agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate exchange agreements are utilized by the Company to protect against the decrease in value of a fixed-rate asset or the increase in borrowing cost from a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. Although the Company had no interest rate exchange agreements outstanding during 1996, interest rate exchange agreements had the effect of increasing the Company's net interest income by $31,000 and $334,000 during the three and nine months ended September 30, 1995.

     In recent periods, the Company also entered into interest rate futures contracts, which are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Eurodollar futures contracts have been sold by the Company to hedge the repricing or maturity risk of certain adjustable-rate mortgage-backed securities and short duration mortgage-related securities, and U.S. Treasury futures contracts have been sold by the Company to offset declines in the market value of its fixed-rate multi-family residential loans and certain fixed-rate mortgage-backed and related securities available for sale in the event of an increasing interest rate environment. At September 30, 1996, the Company had entered into Eurodollar futures (short) contracts with an aggregate notional amount of $492.0 million and U.S. Treasury futures (short) contracts with an aggregate notional amount of $385.4 million. Futures contracts had the effect of decreasing the Company's net interest income by $159,000 and $540,000 during the three and nine months ended September 30, 1996, respectively, and increasing the Company's net interest income by $155,000 and $162,000 during the three and nine months ended September 30, 1995.

     The Asset/Liability Committee's methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap", which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

     The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at September 30, 1996. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, performing discounted loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discounted loans reflect the estimated timing of resolutions which result in repayment to the Company, (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments, (v) NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies of each such category of deposit by the Company, and (vi) escrow deposits and other non-interest bearing checking accounts, which amounted to $27.8 million at September 30, 1996, are excluded. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                        SEPTEMBER 30, 1996
                                                ------------------------------------------------------------------------------------
                                                 WITHIN                           MORE THAN 1          3 YEARS AND
                                                3 MONTHS    4 TO 12 MONTHS      YEAR TO 3 YEARS           OVER          TOTAL
                                                --------    --------------      ---------------           ----          -----
                                                                            (DOLLARS IN THOUSANDS)

Rate-Sensitive Assets:

  Interest-earning cash,  federal funds sold
    and repurchase agreements                   $202,173    $  --               $  --                  $  --            $  202,173
  Securities available for sale                   15,780      45,329              52,720                121,476            235,305
  Loans available for sale(1)                      4,750      34,510               4,958                 26,030             70,248
  Investment securities, net                        --          --                  --                    8,902              8,902
  Loan portfolio, net(1)                         133,689      80,191              53,317                102,454            369,651
  Discounted loan portfolio, net                 268,305     261,548              92,908                285,323            908,084
                                                 -------     -------              ------                -------            -------
    Total rate-sensitive assets                  624,697     421,578             203,903                544,185          1,794,363
                                                 -------     -------             -------                -------          ---------
Rate-Sensitive Liabilities:
  NOW and money market checking
    deposits                                      29,329       3,369               3,818                 19,132             55,648
  Savings deposits                                   379         431                 474                  1,894              3,178
  Certificates of deposit                        379,282     444,773             329,149                413,393          1,563,597
                                                 -------     -------             -------                -------          ---------
    Total interest-bearing deposits              405,990     448,573             333,441                434,419          1,622,423
  FHLB advances                                   70,000         399                --                     --               70,399
  Notes, debentures and other                       --          --                  --                  100,000            100,000
  Other interest-bearing obligations               7,365        --                  --                  133,304            140,669
                                                 -------     -------             -------                -------          ---------
    Total rate-sensitive liabilities             483,355     448,972             333,441                667,723          1,933,491
                                                 -------     -------             -------                -------          ---------
  Interest rate sensitivity gap before
    off-balance sheet financial instruments      141,342     (27,394)           (129,538)              (123,538)          (139,128)
Off-Balance Sheet Financial
  Instruments:
  Futures contracts                              800,791    (187,055)           (181,788)              (431,948)              --
                                                --------   ---------           ---------              ---------          ---------
Interest rate sensitivity gap                   $942,133   $(214,449)          $(311,326)             $(555,486)         $(139,128)
                                                --------   ---------           ---------              ---------          ---------
                                                --------   ---------           ---------              ---------          ---------

Cumulative interest rate sensitivity gap        $942,133   $ 727,684           $ 416,358              $(139,128)
                                                --------   ---------           ---------              ---------
                                                --------   ---------           ---------              ---------

Cumulative interest rate sensitivity gap as a
  percentage of total rate-sensitive assets        52.51%      40.55%              23.20%                 (7.75)%
                                                   -----       -----               -----                  ------
                                                   -----       -----               -----                  ------

(1)  Balances have not been reduced for non-performing loans.

     The Company's rate-sensitive liabilities exceeded its rate-sensitive assets at September 30, 1996 primarily because rate-sensitive assets do not include $104.2 million of investments in low-income housing tax credit interests, a $60.9 million investment in joint venture and $115.0 million of real estate owned.

     Exclusive of futures contracts, the Company's cumulative one-year interest rate sensitivity gap was $113.9 million or 6% of total rate-sensitive assets at September 30, 1996. The Company's futures contracts generally are intended to maintain the values of certain assets, primarily securities available for sale, in increasing interest rate environments. Also included in off-balance sheet financial instruments is $162.5 million of futures contracts related to the Company's investment in a joint venture formed to acquire discounted loans.

     Although interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, and as required by OTS regulations, the Asset/Liability Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity ("MVPE"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and MVPE that is authorized by the Board of Directors of the Bank. At September 30, 1996, management estimates that the estimated percentage change in the Company's net interest income over the ensuing four quarter period as a result of a 200 basis point increase or decrease in interest rates would be an approximately 10.6% increase or decrease, respectively. In addition, at

September 30, 1996, management estimates that the estimated percentage change in the Company's MVPE over the ensuing four quarter period as a result of a 200 basis point increase or decrease in interest rates would be an approximate 2.5% decrease and 0.7% increase, respectively. The maximum potential changes in MVPE and net interest income authorized by the Board of Directors of the Company in the event of a 200 basis point change in interest rates is 30% and, thus, the Company's asset and liability position currently is in compliance with the policy adopted by its Board of Directors.

     Management of the Company believes that the assumptions used by it to evaluate the vulnerability of the Company's operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities and the estimated effects of changes in interest rates on the Company's net interest income and MVPE could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based.

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

     Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity consist of deposits, FHLB advances, reverse repurchase agreements and maturities and principal payments on loans and securities and proceeds from sales thereof.

     Sources of liquidity include certificates of deposit obtained from wholesale and retail sources. At September 30, 1996 the Company had $1.56 billion of certificates of deposit, including $1.10 billion of brokered certificates of deposit. At the same date scheduled maturities of certificates of deposit during the 12 months ending September 30, 1997 and 1998 and thereafter amounted to $815.1 million, $332.9 million and $415.6 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn from the Company upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management of the Company believes that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments, however, and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds. There can be no assurance that this will continue to be the case in the future. The Company's non-interest-bearing checking accounts, escrow deposits, NOW and money market checking accounts and savings accounts amounted to $86.7 million or 5% of the Company's total deposits at September 30, 1996, as compared to $69.1 million or 5% of total deposits at December 31, 1995.

     Sources of borrowings include FHLB advances, which are required to be secured by single-family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. At September 30, 1996, the Company had $70.4 million of FHLB advances outstanding, was eligible to borrow up to an aggregate of $660.2 million from the FHLB of New York to the extent assets are available to be pledged as security pursuant to the policies and programs in effect at that bank and had $79.2 million of single-family residential loans, $10.5 million of multi-family residential loans and $33.6 million of loans secured by hotel properties which could be pledged as security for such advances. At the same date, the Company had contractual relationships with 12 brokerage firms and the FHLB of New York pursuant to which it could obtain funds from reverse repurchase agreements and had $189.2 million of unencumbered mortgage-related securities which could be used to secure such borrowings.

     The Company's operating activities provided cash flows of $188.5 million and used cash flows of $124.1 million during the nine months ended September 30, 1996 and 1995, respectively. During the foregoing periods cash resources were provided primarily by net income and proceeds from sales of loans available for sale, and cash resources were used primarily to purchase and originate loans available for sale.
                                   41

     The Company's investing activities used cash flows totaling $228.2 million and $151.3 million during the nine months ended September 30, 1996 and 1995, respectively. During the foregoing periods, cash flows from investing activities were provided primarily by principal payments on discounted loans and loans held for investment, proceeds from sales of securities available for sale and real estate owned, and cash flows from investing activities were primarily utilized to purchase and originate discounted loans and loans held for investment and purchase securities available for sale.

     The Company's financing activities provided $194.6 million and $305.0 million during the nine months ended September 30, 1996 and 1995, respectively. Cash flows from financing activities primarily relate to changes in the Company's deposits, issuance of the Notes in 1996 by the Company and issuance of the Debentures by the Bank in 1995.

     On a parent-only basis, the principal source of funds of the Company has been and will continue to be the receipt of dividends and other distributions from the Bank. The Bank is permitted, subject to certain limitations under federal regulations and restrictions contained in the indenture related the Company's issuance of the Debentures, to pay dividends to the Company. At September 30, 1996, the Bank could have distributed $48.1 million to the Company under the terms of the indenture, with 30 day's notice to the OTS.

     The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. The Bank's liquidity, as measured for regulatory purposes, averaged 9.63% during the nine months ended September 30, 1996, respectively, and amounted to 8.38% at September 30, 1996.

     At September 30, 1996, the Company had $218.0 million of unfunded commitments related to purchases and originations of loans. Management of the Company believes that the Company has adequate resources to fund all of its commitments to the extent required and that substantially all of such commitments will be funded during 1996. For additional information relating to commitments and contingencies at September 30, 1996, see Note 11 to the Interim Consolidated Financial Statements.

REGULATORY CAPITAL REQUIREMENTS

     Federally-insured savings associations such as the Bank are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     The following table sets forth the regulatory capital ratios of the Bank at September 30, 1996.

                                  REQUIRED                 ACTUAL                   EXCESS
                         ---------------------    --------------------     ---------------------
                         PERCENTAGE     AMOUNT    PERCENTAGE     AMOUNT    PERCENTAGE     AMOUNT
                         ----------     ------    ----------     ------    ----------     ------
                                                    (DOLLARS IN THOUSANDS)
Tangible capital            1.50%        $34,620    8.65%         $199,676     7.15%       $165,056
Core (leverage)
 capital                    3.00%         69,239    8.65%          199,676     5.65%        130,437
Risk-based
 capital (1)                8.00%        185,027   13.64%          315,431     5.64%        130,404

(1) Reflects the inclusion of $100 million principal amount of the Debentures and $15.8 million of general loan valuation allowances in supplementary capital.

     For a reconciliation of the Bank's regulatory capital and its stockholders' equity under generally accepted accounting principles at September 30, 1996, see Note 10 to the Interim Consolidated Financial Statements.

                             PART II -  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         The Company is subject to various pending legal proceedings. Management, after reviewing these claims with legal counsel, is of the opinion that the resolution of these claims will not have a material effect on the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on July 12, 1996, the following individuals were elected to the Board of Directors:

                                                    Votes
                                   Votes for       Withheld
                                  -----------      --------
            William C. Erbey       19,637,070          0
            W. C. Martin           19,637,070          0
            Howard H. Simon        19,637,070          0
            Barry N. Wish          19,637,070          0


         The following proposals were approved at the Company's Annual Meeting:

                                                    Affirmative      Negative
                                                       Votes           Votes          Abstentions
                                                    -----------      --------         -----------
         1. Amendment of the Company's Articles
            of Incorporation to (i) increase
            the number of authorized shares of
            Common Stock to 200,000,000,
            (ii) increase the number of
            authorized shares of Preferred
            Stock to 20,000,000 and (iii)
            decrease the par value of the
            authorized Preferred Stock to $0.01
            per share                                 19,637,070        0               0

         2. Approve the Company's 1991
            Non-Qualified Stock Option Plan           19,632,670    4,400               0

         3. Approve the Company's 1996 Stock
            Plan for Directors                        19,632,670    4,400               0

         4. Ratify the appointment of Price
            Waterhouse LLP as independent
            auditors for the fiscal year ending
            December 31, 1996                         19,637,070        0               0


ITEM 5.  OTHER INFORMATION

         On July 30, 1996, the Company's Board of Directors declared a ten-for-one split of the Common Stock in the form of a stock dividend which was paid to holders of record on July 31, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
             10 Ocwen Financial Corporation 1996 Stock Plan for Directors (replaces copy of Plan previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, File
                 No. 333-05153).

             27  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ending September 30, 1996.

                                      SIGNATURE



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Ocwen Financial Corporation



                                    By:  /s/ Christine A. Reich
                                         ---------------------------
                                         Christine A. Reich,
                                         Managing Director and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)




Date: November 13, 1996