Form 10-K
period 1996-12-31
OCWEN FINANCIAL CORP
filed 1997-03-31
CIK 873860

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-K

(Mark one)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1996
                   OR
(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES
EXCHANGE ACT OF 1934
           For the transition period from:   _______________________ to
________________________

                            Commission File No. 0-21341

                            OCWEN FINANCIAL CORPORATION
               (Exact name of Registrant as specified in its charter)



               Florida                                         65-0039856
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

      The Forum, Suite 1000
  1675 Palm Beach Lakes Boulevard
     West Palm Beach, Florida                                      33401
(Address of principal executive office)                          (Zip Code)

                                 (561) 681-8000
                (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: Not applicable

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, $.01 par value        National Association of Securities Dealers
  (Title of each class)                         Quotations(NASDAQ)
                                   (Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      Yes     X    No____
                                               ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the this Form 10-K or any
amendment to this Form 10-K (   )

Aggregate market value of the Common Stock, $.01 par value, held by nonaffiliates of the registrant, computed by reference to the closing price as reported by NASDAQ as of the close of business on January 31, 1997:
$299,011,170

Number of shares of Common Stock, $.01 par value, outstanding as of January 31, 1997: 26,744,170 shares

                    DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the Annual Meeting of stockholders to be held on May 27, 1997 are incorporated by reference into
Part III, Items 10-13 of this Form 10K.

                          OCWEN FINANCIAL CORPORATION
                          1996 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                        -----------
                                       PART I

Item 1. Business......................................................................           4
           General....................................................................           4
           Recent Transaction.........................................................           5
           Discounted Loan Acquisition and Resolution Activities......................           5
           Investment in Joint Venture................................................           9
           Lending Activities.........................................................          10
           Asset Quality..............................................................          16
           Investment Activities......................................................          21
           Sources of Funds...........................................................          26
           Economic Conditions........................................................          30
           Competition................................................................          30
           Employees..................................................................          31
           Computer Systems and Other Equipment.......................................          31
           Regulation.................................................................          31
           The Company................................................................          31
           The Bank...................................................................          31
           Federal Taxation...........................................................          36
           State Taxation.............................................................          38
Item 2. Properties....................................................................          38
           Offices....................................................................          38

Item 3. Legal Proceedings.............................................................          38


Item 4. Submission of Matters to a Vote of Security Holders...........................          38

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................................          38
           Price Range of the Registrants' Common Stock...............................          38
           Number of Holders of Common Stock..........................................          39
Item 6. Selected Consolidated Financial Data..........................................          39

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations................................................          42
           Results of Operations......................................................          42
           Changes in Financial Condition.............................................          49
           Asset and Liability Management.............................................          52
           Liquidity..................................................................          55
           Commitments and Off-Balance Sheet Risks....................................          56
           Regulatory Capital Requirements............................................          57
           Recent Regulatory Developments.............................................          57
           Forward-Looking Statements.................................................          58

Item 8. Financial Statements..........................................................          58



                          OCWEN FINANCIAL CORPORATION
                          1996 FORM 10-K ANNUAL REPORT
                           TABLE OF CONTENTS (Cont'd)


Item 9. Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure......................................         58

                                    PART III

Item 10. Directors and Executive Officers of Registrant................         59

Item 11. Executive Compensation........................................         59

Item 12. Security Ownership of Certain Beneficial Owners and Management         59

Item 13. Certain Relationships and Related Transactions................         59

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.....................................................         59
          Signatures...................................................         59

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Ocwen Financial Corporation (the "Company") is a financial services holding company which conducts business primarily through Ocwen Federal Bank FSB (the "Bank"), a federally-chartered savings bank and a wholly-owned subsidiary of the Company.

    The Company considers itself to be involved in a single business segment of providing financial services and conducts a wide variety of business within this segment. The Company's primary business activities currently consist of its discounted loan acquisition and resolution activities, multi-family residential and commercial real estate lending activities, single-family residential activities involving non-conforming borrowers and various investment activities, including investments in a wide variety of mortgage-related securities and investments in low-income housing tax credit interests. The Company obtains funds for investment in the foregoing and other business activities primarily from brokered and other wholesale certificates of deposit, as well as retail deposits obtained through its office in northern New Jersey, Federal Home Loan Bank ("FHLB") advances, reverse repurchase agreements, maturities and principal repayments on securities and loans and proceeds from the sale of securities and loans held for sale.

    At December 31, 1996, the only significant subsidiary of the Company, other than the Bank, was Investors Mortgagee Insurance Holdings Company, ("IMI") which directly and indirectly through subsidiaries currently owns and manages the Westin Hotel in Columbus, Ohio and residential units in cooperative buildings.

    The Company is a registered savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"). The Bank is subject to regulation by the OTS, as its chartering authority, and by the Federal Deposit Insurance Corporation ("FDIC") as a result of its membership in the Savings Association Insurance Fund ("SAIF") which insures the Bank's deposits up to the maximum extent permitted by law. The Bank is also subject to certain regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and currently is a member of the FHLB of New York, one of the 12 regional bank's which comprise the FHLB System.

RECENT TRANSACTIONS

    On February 2, 1997, the Company was notified by the Department of Housing and Urban Development ("HUD") that it and a co-investor were the successful bidder to purchase 13,781 single-family residential loans with an aggregate unpaid principal balance of $855.7 million and a purchase price of $757.4 million. The loans will be split approximately 50/50 between the

Company and its co-investor, each of which hold their respective loans directly. The Company will act as servicer for all of the loans and, in this capacity, will receive fees from its co-investor.

     This purchase differed from the Company's prior HUD purchases in that 70% of the loans are subject to continued foreclosure relief after the servicing transfer date (March 31, 1997). During the relief period, borrowers are required to make a monthly payment which is based on their ability to pay and may be less than the contractual monthly payment. Once the relief period is over, the borrower is required to make at least the contractual payment regardless of ability to pay. The weighted average relief period end date is July 1997. The prior HUD purchases included only those loans that were beyond the relief period.

     On February 18, 1997 the Company filed a form S-11 registration statement with the Securities and Exchange Commission to offer to the public the common stock of Ocwen Asset Investment Corp. ("OAIC"), a newly organized Virginia Corporation, which will elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986. The Company will manage the day-to-day operations of OAIC. OAIC's investments will include several categories of real estate and real estate related assets including subordinated interests in mortgage-backed and related securities and distressed commercial and multi-family real property. The Company will own approximately 13% of the common stock of OAIC after completion of the proposed initial public offering.

     On March 27, 1997, the Company, BCBF, LLC (the "LLC") (of which the Company has a 50% interest) and an unaffiliated entity, completed a securitization of 2,916 single-family residential mortgage loans with an unpaid principal balance of $140.7 million and past due interest of $37.1 million. The loans securitized were all acquired from HUD in 1995 and 1996. The Company expects to record a gain in excess of $15 million on the sale of the senior classes of securities. The Company continues to service the loans for a fee and has retained an interest in the related subordinate class security.

DISCOUNTED LOAN ACQUISITION AND RESOLUTION ACTIVITIES

    The Company believes that under appropriate circumstances the acquisition of non-performing and underperforming mortgage loans at discounts offers significant opportunities to the Company. Because discounted loans generally have collateral coverage which is in excess of the purchase price of the loan, successful resolutions can produce total returns which are in excess of an equivalent investment in performing mortgage loans.

    The Company began its discounted loan operations in 1991 and initially focused on the acquisition of single-family residential loans. In 1994 the Company expanded this business through the acquisition and resolution of discounted multi-family residential and commercial real estate loans (together, unless the context otherwise requires, "commercial real estate loans"). Prior to entering the discounted loan business, management of the Company had substantial loan resolution experience through former subsidiaries of the Company which had been engaged in the business of providing private mortgage insurance for residential loans. This experience assisted the Company in developing the procedures, facilities and systems which are necessary to appropriately evaluate and acquire discounted loans and to resolve such loans in a timely and profitable manner. Management of the Company believes that the resources utilized by the Company in connection with the acquisition, servicing and resolution of discounted real estate loans, which include proprietary technology and software, allow the Company to effectively manage an extremely data-intensive business and that, as discussed below, these resources have affiliated applications in other areas. See "Business-Computer Systems and Other Equipment."

    COMPOSITION OF THE DISCOUNTED LOAN PORTFOLIO. At December 31, 1996, the Company's net discounted loan portfolio amounted to $1.06 billion or 44.2% of the Company's total assets. Substantially all of the Company's discounted loan portfolio is secured by first mortgage liens on real estate.

    The following table sets forth the composition of the Company's discounted loan portfolio by type of loan at the dates indicated.


                                                                     DECEMBER 31,
                                            -----------------------------------------------------------------
                                                 1996            1995        1994        1993         1992
                                            --------------    ----------  ----------  ----------   ----------
                                                                (DOLLARS IN THOUSANDS)

Single-family residential loans............    $  504,049 (1)    $ 376,501  $  382,165  $  430,355  $  306,401
Multi-family residential loans.............       341,796          176,259     300,220      --            --
Commercial real estate loans...............       465,801 (2)      388,566     102,138       1,845       2,227
Other loans................................         2,753            2,203         911       1,316       1,836
                                            ----------------    ----------  ----------  ----------  ----------
 Total discounted loans....................     1,314,399          943,529     785,434     433,516     310,464
Unaccreted discount........................      (241,908)(3)     (273,758)   (255,974)   (129,882)    (97,426)
Allowance for loan losses..................       (11,538)           --          --          --          --
                                            ----------------    ----------  ----------  ----------  ----------
Discounted loans, net......................  $  1,060,953 (1)    $ 669,771  $  529,460  $  303,634  $  213,038
                                            ----------------    ----------  ----------  ----------  ----------
                                            ----------------    ----------  ----------  ----------  ----------


(1) Does not include the Company's 50% ownership interest in the LLC which held $110.7 million of discounted single-family residential loans, net at December 31, 1996. See "Business-Investment in
    Joint Venture." Inclusive of the Company's pro rata interest in such loans, the Bank's discounted loans, net would amount to $1.12 billion at December 31, 1996.

(2) Consists of $202.1 million of loans secured by office buildings, $46.0 million of loans secured by hotels, $138.6 million of loans secured by retail properties or shopping centers and $79.1 million of loans secured by other properties.

(3) Consists of $92.2 million on single-family residential loans, $71.8 million on multi-family residential loans, $77.6 million on commercial real estate loans and $0.3 million on other loans, respectively.

    The properties which secure the Company's discounted loans are located throughout the United States. At December 31, 1996, the five states with the greatest concentration of properties securing the Company's discounted loans were California, New Jersey, New York, Pennsylvania and Connecticut, which had $370.5 million, $134.0 million, $129.2 million, $110.3 million and $104.8 million principal amount of discounted loans (before unaccreted discount), respectively. For further information about the geographic location of the properties which secure loans in the Company's discounted loan portfolio, see
Note 10 to the Consolidated Financial Statements included in Item 8 hereof. The Company believes that the broad geographic distribution of its discounted loan portfolio reduces the risks associated with concentrating such loans in limited geographic areas, and that, due to its expertise, technology and software and procedures, the geographic diversity of its discounted loan portfolio does not place significantly greater burdens on the Company's ability to resolve such loans.

    At December 31, 1996, the discounted loan portfolio included one loan with a carrying value greater than $25 million and six loans with a carrying value of more than $15 million and less than $25 million.

    ACQUISITION OF DISCOUNTED LOANS. In the early years of the program, the Company acquired discounted loans from the FDIC and the Resolution Trust Corporation, primarily in auctions of pools of loans acquired by them from the large number of financial institutions which failed during the late 1980s and early 1990s. Although governmental agencies, such as the FDIC and HUD, continue to be potential sources of discounted loans, particularly single-family residential loans, the Company has obtained a substantial amount discounted loans from various private sector sellers, such as banks, savings institutions, mortgage companies and insurance companies. At December 31, 1996, approximately 77.1% of the loans in the Company's discounted loan portfolio had been acquired from the private sector.
Although the Company believes that a permanent market for the acquisition of discounted loans has emerged in recent years within the private sector, there can be no assurance that the Company will be able to acquire the desired amount and type of discounted loans in future periods or that there will not be significant inter-period variations in the amount of such acquisitions.

     Discounted real estate loans generally are acquired in pools, although discounted commercial real estate loans may be acquired individually. These pools generally are acquired in auctions or competitive bid circumstances in which the Company faces substantial competition. Although many of the Company's competitors have access to greater capital and have other advantages, the Company believes that it has a competitive advantage relative to many of its competitors as a result of its experience in managing and resolving discounted loans, its large investment in the computer systems, technology and other resources which are necessary to conduct this business, its national reputation and the strategic relationships and contacts which it has developed in connection with these activities.

    The Company generally acquires discounted loans solely for its own portfolio. From time to time, however, the Company and one or more co-investors may submit a joint bid to acquire a pool of discounted loans in order to enhance the prospects of submitting a successful bid. If successful, the Company and the co-investor generally allocate ownership of the acquired loans in an agreed upon manner, although in certain instances the Company and the co-investor may continue to have a joint interest in the acquired loans. See "Business-Investment in Joint Venture," and "-Recent Transaction."

    Prior to making an offer to purchase a portfolio of discounted loans, the Company conducts an extensive investigation and evaluation of the loans in the portfolio. Evaluations of potential discounted loans are conducted primarily by the Company's employees who specialize in the analysis of non-performing loans, often with further specialization based on geographic or collateral specific factors. The Company's employees regularly use third parties, such as brokers, who are familiar with the property's type and location, to assist them in conducting an evaluation of the value of the collateral property, and depending on the circumstances, particularly in the case of commercial real estate loans, may use subcontractors, such as local counsel and engineering and environmental experts, to assist in the evaluation and verification of information and the gathering of other information not previously made available by the potential seller.

    The Company determines the amount to be offered by it to acquire potential discounted loans by using a proprietary modeling system and loan information database which focuses on the anticipated recovery amount, timing and cost of the resolution of the loans. The amount offered by the Company generally is at a discount from both the stated value of the loan and the value of the underlying collateral which the Company estimates is sufficient to generate an acceptable return on its investment.

    RESOLUTION OF DISCOUNTED LOANS. After a discounted loan is acquired, the Company utilizes its computer software system to resolve the loan as expeditiously as possible in accordance with specified procedures. The various resolution alternatives generally include the following: (i) the borrower brings the loan current in accordance with original or modified terms, (ii) the borrower repays the loan or a negotiated amount of the loan,
(iii) the borrower agrees to deed the property to the Company in lieu of foreclosure, in which case it is classified as real estate owned and held for sale by the Company, and (iv) the Company forecloses on the loan and the property is acquired at the foreclosure sale either by a third party or by the Company, in which case it is classified as real estate owned and held for sale by the Company.

    The general goal of the Company's asset resolution process is to maximize in a timely manner cash recovery on each loan in the discounted loan portfolio. The Company generally anticipates a longer period (approximately 12 to 30 months) to resolve discounted commercial real estate loans than discounted single-family residential loans, because of their complexity and the wide variety of issues that may occur in connection with the resolution of such loans.

    The Company's credit manager and the Credit Committee of the Board of Directors of the Company actively monitor the asset resolution process to identify discounted loans which have exceeded their expected foreclosure period and real estate owned which has been held longer than anticipated. Plans of action are developed for each of these assets to remedy the cause for delay and are reviewed by the Credit Committee.

    ACTIVITY IN THE DISCOUNTED LOAN PORTFOLIO. The following table sets forth the activity in the Company's gross discounted loan portfolio during the periods indicated.

                                                            YEAR ENDED DECEMBER 31,
                 ------------------------------------------------------------------------------------------------------------------
                         1996                    1995                  1994                     1993                    1992
                 ----------------------  ---------------------   -------------------  ------------------------  -------------------
                               NO. OF                   NO. OF                  NO. OF                  NO. OF              NO. OF
                    BALANCE    LOANS       BALANCE      LOANS      BALANCE     LOANS      BALANCE      LOANS     BALANCE   LOANS
                 ------------  ---------  ----------  ----------   ----------  ---------  ----------  ---------- --------  -------
                                                            (DOLLARS IN THOUSANDS)
Balance at
 beginning
 of period.......  $  943,529    4,543     $ 785,434    3,894      $ 433,516    5,160    $ 310,464      5,358     $ 47,619     590
Acquisitions(1)..   1,110,887    4,812       791,195    2,972        826,391    2,781      294,359      2,412      297,169   5,380
Resolutions and
  repayments(2)..    (371,228)  (2,355)     (300,161)    (960)      (265,292)  (2,153)    (116,890)    (1,430)     (28,194)   (473)
Loans
  transferred
  to real estate
  owned..........    (138,543)    (860)     (281,344)    (984)      (171,300)  (1,477)     (26,887)      (602)      (6,130)   (139)
Sales(3).........    (230,246)    (680)      (51,595)    (379)       (37,881)    (417)     (27,530)      (578)        --       --
                  ------------ ---------   ----------  ----------  ----------  --------  -----------  ----------  ---------  ------
Balance at end
  of period......  $1,314,399    5,460     $ 943,529    4,543      $ 785,434    3,894    $ 433,516      5,160     $310,464   5,358
                  ------------ ---------   ----------  ----------  ----------  --------   ----------  ---------  ---------  ------
                  ------------ ---------   ----------  ----------  ----------  --------   ----------  ---------  ---------  ------

(1) In 1996, acquisitions consisted of $365.4 million of single-family residential loans, $310.4 million of multi-family residential loans, $433.5 million of commercial real estate loans and $1.5 million of other loans. The 1996 data does not include the Company's pro rata share of the $741.2 million of discounted loans acquired by the LLC (see "Business--Investment in Joint Venture"). In 1995, acquisitions consisted of $272.8 million of single-family residential loans, $141.2 million of multi-family residential loans, $374.9 million of commercial real estate loans and $2.3 million of other loans. In 1994, acquisitions consisted of $395.8 million of single-family residential loans, $315.5 million of multi-family residential loans and $115.1 million of commercial real estate loans. In 1993 and 1992, substantially all of the acquisitions were of single-family residential loans.

(2) Resolutions and repayments consists of loans which were resolved in a manner which resulted in partial or full repayment of the loan to the Company, as well as principal payments on loans which have been brought current in accordance with their original or modified terms or on other loans which have not been resolved.

(3) The Company realized gains of $7.4 million, $6.0 million and $890,000 from the sale of discounted loans during 1996, 1995 and 1994, respectively. The terms of these sales did not provide for any recourse to the Company based on the subsequent performance of the loans. Also, during 1996 the Company securitized $136.5 million of commercial discounted loans. The Company realized a gain of $7.9 million on the sale of its securities and retained the subordinated security having a carrying value of $9.2 million and a par value of $26.3 million.

     For information relating to the activity in the Company's real estate owned which is attributable to the Company's discounted loan acquisitions, see "Business--Asset Quality--Real Estate Owned."

    PAYMENT STATUS OF DISCOUNTED LOANS. The following table sets forth certain information relating to the payment status of loans in the Company's discounted loan portfolio at the dates indicated.

                                                                             DECEMBER 31,
                                                     ------------------------------------------------------------
                                                         1996         1995        1994        1993        1992
                                                     ------------  ----------  ----------  ----------  ----------
                                                                      (DOLLARS IN THOUSANDS)
Loan status:
 Past due less than 31 days........................  $    579,597  $  351,630  $  113,794  $   23,629  $   25,463
 Past due 31 days to 89 days.......................        22,161      86,838      57,023      15,175       4,063
 Past due 90 days or more..........................       563,077     385,112     413,506     254,413      31,808
 Acquired and servicing not yet transferred........       149,564     119,949     201,111     140,299     249,130
                                                     ------------  ----------  ----------  ----------  ----------
                                                        1,314,399     943,529     785,434     433,516     310,464
Unaccreted discount................................      (241,908)   (273,758)   (255,974)   (129,882)    (97,426)
Allowance for loan losses..........................       (11,538)     --          --          --          --
                                                     ------------  ----------  ----------  ----------  ----------
                                                     $  1,060,953  $  669,771  $  529,460  $  303,634  $  213,038
                                                     ------------  ----------  ----------  ----------  ----------
                                                     ------------  ----------  ----------  ----------  ----------

    ACCOUNTING FOR DISCOUNTED LOANS. The discount associated with single-family residential loans is recognized as a yield adjustment and is accreted into interest income using the interest method applied on a loan-by-loan basis once foreclosure proceedings are initiated, to the extent the timing and amount of cash flows can be reasonably determined. The discount which is associated with a single-family residential loan and certain multi-family residential and commercial real estate loans which are current or subsequently brought current by the borrower in accordance with the loan terms is accreted into the Company's interest income as a yield adjustment using the interest method over the contractual maturity of the loan. For all other loans interest is earned as cash is received. During the years ended December 31, 1996, 1995 and 1994, 94.2%, 93.2% and 92.7%,
respectively, of the Company's income on discounted loans was comprised of realized discount. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8 hereof. Effective January 1, 1997, the Company ceased accretion of discount on its nonperforming single-family residential loans. See "Recent Regulatory Developments" in Item 7 hereof.

    Gains on the repayment and discharge of loans are recorded in interest income on discounted loans. Upon receipt of title to property securing a discounted loan, the loans are transferred to real estate owned and accretion of the related discount is discontinued.

    Beginning in 1996, adjustments to reduce the carrying value of discounted loans to the fair value of the property securing the loan are charged against the allowance for loan losses on the discounted loan portfolio. Prior to 1996, such adjustments were charged against interest income on discounted loans.

    OTHER DISCOUNTED LOAN ACTIVITIES. The Company believes that the procedures, facilities and systems which it has developed in connection with the acquisition and resolution of discounted loans may be applied in other areas. The Company commenced a program in 1995 to utilize this experience by financing the acquisition of discounted loans by other institutions. During 1996 and 1995, the Company originated $41.7 million and $25.8 million, respectively, of portfolio finance loans, which had an aggregate balance of $39.9 million at December 31, 1996. Portfolio finance loans generally have two-year terms, floating interest rates which adjust in accordance with a designated reference rate and a loan-to-value ratio which does not exceed the lesser of 90% of the purchase price or the estimated value of the collateral as determined by the Company, and may include terms which provide the Company with a participation interest in the profits from the resolution of the discounted loan collateral. Portfolio finance loans are included in the Company's non-discounted loan portfolio under the category of loan which is represented by the properties which secure the discounted loans that collateralize the Company's portfolio finance loans. See "Business--Lending Activities."

    During 1996, the Company developed a program to provide loan servicing, including asset management and resolution services, to third party owners of subprime, subperforming and non-performing assets. Servicing contracts entered into by the Company provide for the payment to the Company of specified fees and in some cases may include terms which allow the Company to participate in the profits resulting from the successful resolution of the assets. At December 31, 1996, the Company serviced loans for others totaling $1.92 billion in principal balance as compared to $361.6 million at December 31, 1995.

INVESTMENT IN JOINT VENTURE

    GENERAL. In April 1996, the LLC purchased 16,196 single-family residential loans offered by HUD at an auction ("HUD Loans"). Many of the loans, which had an aggregate unpaid principal balance of $741.2 million at the date of acquisition, were not performing in accordance with their original terms or an applicable forbearance agreement. The aggregate purchase price paid to HUD amounted to $626.4 million.

    In connection with the LLC's acquisition of the HUD Loans the Company entered into an agreement with the LLC to service the HUD Loans in accordance with its loan servicing and loan default resolution procedures. In return for such servicing, the Company receives specific fees which are payable on a monthly basis.

    DESCRIPTION OF HUD LOANS. All of the HUD Loans are secured by first mortgage liens on single-family residences. Of the $159.4 million gross principal amount of the HUD Loans remaining as of December 31, 1996, $155.9 million had fixed interest rates and $3.5 million had adjustable rates. As of the same date, the HUD Loans had a weighted average coupon rate of 10.08% and a weighted average maturity of 17 years.

    The properties which secure the HUD Loans remaining at December 31, 1996 are located throughout 31 states in the U.S., the District of Columbia and Puerto Rico. As of December 31, 1996, the five jurisdictions with the greatest concentration of properties securing the remaining HUD Loans were Texas, California, Connecticut, Maryland and Colorado, which had $30.4 million, $26.6 million, $11.7 million, $9.5 million and $9.0 million gross principal amount of loans, respectively.

    The HUD Loans were acquired by HUD pursuant to various assignment programs of the FHA. Under programs of the FHA, a lending institution may assign a FHA-insured loan to HUD because of an economic hardship on the part of the borrower which precludes the borrower from making the scheduled principal and interest payment on the loan. FHA-insured loans also are automatically assigned to HUD upon the 20th anniversary of the mortgage loan. In most cases, loans assigned to HUD after this 20-year period are performing under the original terms of the loan. Once a loan is assigned to HUD, the FHA insurance has been paid and the loan is no longer insured. As a result, none of the HUD Loans are insured by the FHA.

    HUD assistance to borrowers is provided in the form of forbearance agreements under which the borrower either makes a monthly payment less than or equal to the original monthly payment or makes a monthly payment more than the contractual monthly payment to make up for arrearages. Forbearance agreements are 12 months in duration and the borrower may be granted up to a maximum of three consecutive 12-month plans. Under the terms of the contract governing the sale of the HUD Loans, the LLC and the Company, as the servicer of the HUD Loans, are obligated to comply with the terms of the forbearance agreements, which may be written or oral in nature, until the term of the forbearance agreement expires or there is a default under the forbearance agreement.

    The following table sets forth information relating to the payment status of the remaining HUD Loans at December 31, 1996:

                                                         PRINCIPAL   % OF HUD
                                                           AMOUNT      LOANS
                                                       ----------   ----------
                                                        (DOLLARS IN THOUSANDS)
HUD Loans without Forbearance Agreements:
Past due less than 31 days.........................    $    6,709        4.21
Past due 31 to 89 days.............................         3,011        1.89
Past due 90 days or more...........................        84,509       53.02
                                                        ----------
Subtotal...........................................        94,229       59.12
                                                        ----------
HUD Loans with Forbearance Agreements:
Past due less than 31 days.........................         4,867        3.05
Past due 31 to 89 days.............................         5,168        3.24
Past due 90 days or more...........................        55,141       34.59
                                                        ----------
Subtotal...........................................        65,176       40.88
                                                        ----------
Total..............................................    $  159,405      100.00
                                                        ----------
                                                        ----------

    SECURITIZATION OF THE HUD LOANS. On October 15, 1996, the LLC completed a securitization of 9,825 of the HUD Loans with an unpaid principal balance of $419.4 million, past due interest of $86.1 million and a net book value of $394.2 million. The securitization involved the creation of a special purpose entity which acquired the HUD Loans which were securitized from the LLC with payment made from the proceeds of the issuance of the real estate mortgage investment conduct ("REMIC") securities backed by such loans. The LLC recognized a $69.8 million gain from the sale of the senior classes of the mortgage-related security backed by these HUD Loans.The Company has retained the right to service the HUD Loans which back the REMIC and is paid a servicing fee. Both the Company and the co-investor each retained 50% of the first-loss subordinated mortgage-related security issued from the securitization of the HUD Loans. The par amount of the subordinated security and the Company's recorded basis in the subordinated security were $35.2 million and $15.3 million, respectively, at December 31, 1996.

    ACCOUNTING FOR INVESTMENT IN THE LLC. The Company's investment in the LLC is accounted for under the equity method of accounting. Under the equity method of accounting, an investment in the shares or other interests of an investee is initially recorded at the cost of the shares or interests acquired and thereafter is periodically increased (decreased) by the investor's proportionate share of the earnings (losses) of the investee and decreased by all dividends received by the investor from the investee. At December 31, 1996, the Company's investment in the LLC amounted to $67.9 million. Because the LLC is a pass-through entity for federal income tax purposes, provisions for income taxes are established by each of the Company and its co-investor and not the LLC. The Company recognized $38.3 million of pre-tax income from its investment in the LLC during 1996. For additional information, see Note 2 to the Consolidated Financial Statements included in Item 8 hereof.

LENDING ACTIVITIES

    COMPOSITION OF LOAN PORTFOLIO. At December 31, 1996, the Company's net loan portfolio amounted to $402.6 million or 16.2% of the Company's total assets. Loans held for investment in the Company's loan portfolio are carried at amortized cost, less an allowance for loan losses, because the Company has the ability and presently intends to hold them to maturity.

    The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                              DECEMBER 31,
                                                        ----------------------------------------------------------
                                                           1996           1995       1994       1993       1992
                                                        -----------   ----------  ---------  ---------  ---------
                                                                           (DOLLARS IN THOUSANDS)
Single-family residential loans......................     $ 73,186    $ 75,928     $31,926   $30,385    $33,799
Multi-family residential loans.......................       67,842(1)   49,047(1)    1,800    39,352      5,563
Commercial real estate and land loans:
Hotels...............................................       200,311(2)    125,791   19,659    14,237       --
Office buildings.....................................       128,782        61,262     --        --         --
Land.................................................         2,332        24,904    1,315     4,448       --
Other................................................        25,623         2,494    4,936     4,059     1,908
                                                          -----------  ---------- ---------  --------- ---------
Total................................................       357,048       214,451   25,910    22,744     1,908
Commercial non-mortgage..............................         2,614          --       --         --        --
Consumer.............................................           424         3,223    1,558     3,639     2,395
                                                          -----------  ---------- ---------  ---------  ---------
Total loans..........................................       501,114       342,649   61,194    96,120    43,665
Undisbursed loan proceeds............................       (89,840)      (39,721)    --        --        --
Unaccreted discount..................................        (5,169)       (5,376)  (3,078)   (6,948)   (1,898)
Allowance for loan losses............................        (3,523)       (1,947)  (1,071)     (884)     (752)
                                                          -----------  ---------- ---------- --------- ----------
Loans, net.....................................            $402,582      $295,605  $57,045   $88,288   $41,015
                                                          -----------  ----------  --------- --------- ---------
                                                          -----------  ----------  --------- --------- ---------

(1) At December 31, 1996 and 1995, multi-family residential loans included $36.6 million and $7.7 million of construction loans, respectively.

(2) At December 31, 1996, hotel loans included $26.4 million of construction loans.

    The Company's lending activities are conducted on a nationwide basis and, as a result, the properties which secure its loan portfolio are geographically located throughout the United States. At December 31, 1996, the five states in which the largest amount of properties securing the loans in the Company's loan portfolio were located were New York, Illinois, California, New Jersey and Georgia, which had $118.1 million, $81.3 million, $76.6 million, $47.3 million and $30.1 million of principal amount of loans, respectively. For further information about the geographic location of the properties which secure loans in the Company's loan portfolio, see Note 9 to the Consolidated
Financial Statements included in Item 8hereof. As noted above, the Company believes that the broad geographic distribution of its loan portfolio reduces the risks associated with concentrating such loans in limited geographic areas.

    Included in the total loan portfolio at December 31, 1996 and 1995 are $315.9 million and $180.2 million, respectively, of loans in which the Company participates in the expected residual profits of the underlying real estate, of which $233.7 million and $142.5 million, respectively, had been funded. See Notes 1 and 9 to the Consolidated Financial Statements included in Item 8 hereof. Management believes that all loans in which the Company participates in residual profits are properly accounted for under generally accepted accounting principles as loans and not as investments in real estate, however, because of concerns raised by the staff of the OTS in this regard, in December 1996 the Bank sold subordinated, participating interest totaling $14.6 million to the Company with respect to eight loans. In addition, subsequent to December 31, 1996, management of the Company decided to cease origination of loans with expected profit participation features in the underlying real estate, with the exception of existing commitments. See "Recent Regulatory Developments" in Item 7 hereof.

    CONTRACTUAL PRINCIPAL REPAYMENTS. The following table sets forth certain information at December 31, 1996 regarding the dollar amount of loans maturing in the Company's loan portfolio based on scheduled contractual amortization, as well as the dollar amount of loans which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Loan balances have not been reduced for (i) undisbursed loan proceeds, unearned discounts and the allowance for loan losses and (ii) non-performing loans.

                                                                                    MATURING IN
                                                  -----------------------------------------------------------------------------
                                                                                              AFTER FIVE YEARS
                                                          ONE             AFTER ONE YEAR         THROUGH TEN       AFTER TEN
                                                      YEAR OR LESS      THROUGH FIVE YEARS         YEARS            YEARS
                                                   ------------------- --------------------- ------------------  --------------
                                                                              (DOLLARS IN THOUSANDS)
Single-family residential loans..............        $  15,314           $   6,429             $ 4,446              $  46,997
Multi-family residential loans...............           37,341              26,921               3,513                     67
Commercial real estate and land loans........           14,484             297,698              40,850                  4,016
Consumer and other loans.....................            2,647                 323                  68                     --
                                                    -----------       --------------          -------------           ------------
Total........................................        $  69,786           $ 331,371             $48,877                 $51,080
                                                    -----------       --------------          -------------           ------------
                                                    -----------       --------------          -------------           ------------

Interest rate terms on amounts due:
Fixed........................................        $  44,744           $ 274,078             $47,777                 $   38,208
Adjustable...................................           25,042              57,293               1,100                     12,872
                                                    -----------       --------------          -------------           ------------
                                                     $  69,786           $ 331,371             $48,877                 $   51,080
                                                    -----------       --------------          -------------           ------------
                                                    -----------       --------------          -------------           ------------


    Scheduled contractual principal repayments do not reflect the actual maturities of loans because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses. The average life of mortgage loans, particularly fixed-rate loans, tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.

    ACTIVITY IN THE LOAN PORTFOLIO. The following table sets forth the activity in the Company's loan portfolio during the periods indicated.

                                              YEAR ENDED DECEMBER 31,
                                        ---------------------------------
                                            1996        1995       1994
                                        ----------  ----------  ---------
                                               (DOLLARS IN THOUSANDS)
Balance at beginning of period:.......  $  342,649  $   61,194  $  96,120
Originations:
Single-family residential loans.......      10,681      14,776      7,119
Multi-family residential loans........      68,076      48,664        --
Commercial real estate loans..........     199,017     212,630     22,486
Commercial non-mortgage and
  consumer loans......................       3,366         207        --
                                         ----------  ----------  ---------
Total loans originated................     281,140     276,277     29,605
                                         ----------  ----------  ---------
Purchases:
Single-family residential loans.......         305      29,833        --
Commercial real estate loans..........         --        2,245        --
Consumer loans........................         --        1,966        --
                                         ----------  ----------  ---------
Total loans purchased.................         305      34,044        --
                                         ----------  ----------  ---------
Sales.................................          --        --       (1,078)
Loans transferred from (to) available
 for sale.............................          45       4,353    (24,380)
Principal repayments..................    (121,818)    (33,168)   (39,073)
Transfer to real estate owned.........      (1,207)        (51)       --
                                         ----------  ----------  ---------
Net increase (decrease) in net loans...     158,465     281,455    (34,926)
                                         ----------  ----------  ---------
Balance at end of period:..............  $  501,114  $  342,649  $  61,194
                                         ----------  ----------  ---------
                                         ----------  ----------  ---------

    LOANS AVAILABLE FOR SALE. In addition to loans acquired for investment, the Company also originates and purchases loans which it presently does not intend to hold to maturity. Such loans are designated as loans available for sale upon origination or purchase and generally are carried at the lower of cost or aggregate market value. At December 31, 1996, loans available for sale amounted to $126.4 million or 5.1% of the Company's total assets.
                                       12

    The following table sets forth the composition of the Company's loans available for sale by type of loan at the dates indicated.

                                                                                 DECEMBER 31,
                                                           ---------------------------------------------------------
                                                              1996        1995        1994        1993       1992
                                                           ----------  ----------  ----------  ----------  ---------

                                                                            (DOLLARS IN THOUSANDS)
Single-family residential loans..........................  $  111,980  $  221,927  $   16,825  $   30,217  $     754
Multi-family residential loans...........................      13,657      28,694      83,845      44,919     --
Consumer loans...........................................         729       1,169       1,623      25,930     --
                                                           ----------  ----------  ----------  ----------  ---------
                                                           $  126,366  $  251,790  $  102,293  $  101,066  $     754
                                                           ----------  ----------  ----------  ----------  ---------
                                                           ----------  ----------  ----------  ----------  ---------

    Although the Company's loans available for sale are secured by properties located nationwide, currently a substantial majority of such loans are single-family residential loans to non-conforming borrowers originated primarily
in the western states, particularly California. As a result, $         million
or    % of the Company's loans available for sale at December 31, 1996 were secured by properties located in California.

    SINGLE-FAMILY RESIDENTIAL LOANS. Since late 1994, the Company's lending activities have included the origination and purchase of single-family residential loans to borrowers who because of prior credit problems, the absence of a credit history or other factors are unable or unwilling to qualify as borrowers for a single-family residential loan under guidelines of the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC) ("conforming loans") and who have substantial equity in the properties which secure the loans. Loans to non-conforming borrowers are perceived by the Company as being advantageous because they generally have higher interest rates and origination and servicing fees and generally lower loan-to-value ratios than conforming loans and because the Company's expertise in the servicing and resolution of non-performing loans can be utilized in underwriting such loans, as well as to address loans acquired pursuant to this program which become non-performing after acquisition.

    The Company has acquired single-family residential loans to non-conforming borrowers primarily through a correspondent relationship with an established mortgage banking firm, Admiral Home Loan ("Admiral"), a California corporation engaged in the origination of loans to credit-impaired borrowers secured by first mortgage liens on single family residential real property, both through the wholesale acquisition of such loans originated by mortgage brokers and through its retail offices, and to a lesser extent correspondent relationships with three other financial services companies. Correspondent institutions originate loans based on guidelines provided by the Company and promptly sell the loans to the Company on a servicing-released basis.

    The Company's current strategy is to continue to solidify and expand its wholesale sources, which are subject to a thorough due diligence and approval process to ensure quality sources of new business. In addition, in order to diversify its sources, the Company currently is developing the ability to directly originate loans to non-conforming borrowers on a wholesale basis. Recently, the Company established loan production offices for this purpose in California, Illinois, Massachusetts and Utah. Although the Company is evaluating sites for additional loan production offices, there can be no assurance that the Company will establish other offices or that its loan production office or offices will be able to successfully originate single-family residential loans. In addition, the Company has entered into an asset purchase agreement (see Note 27) to acquire an 80% interest in the assets of Admiral. Closing of the acquisition is expected to occur during the second quarter of 1997.

     The Company has adopted policies that set forth the specific lending requirements of the Company as they relate to the processing, underwriting, property appraisal, closing, funding and delivery of loans to non-conforming borrowers. These policies include program descriptions which set forth four classes of non-conforming loans, designated A, B, C and D. Class A loans generally relate to borrowers who have no or limited adverse incidents in their credit histories, whereas Class B, C and D loans relate to increasing degrees of non-conforming borrowers. Factors which are considered in evaluating a borrower in this regard are the presence or absence of a credit history, prior delinquencies in the payment of mortgage and consumer credit and personal bankruptcies.

    The terms of the loan products offered by the Company directly or through its correspondents to non-conforming borrowers emphasize real estate loans which generally are underwritten with significant reliance on a borrower's level of equity in the property securing the loan, which may be an owner-occupied or, depending on the class of loan and its terms, a non-owner occupied property. Although the Company's guidelines require information in order to enable the Company to evaluate a borrower's ability to repay a loan by relating the borrower's income, assets and liabilities to the proposed indebtedness, because of the significant reliance on the ratio of the principal amount of the loan to the appraised value of the security property, each of the four principal classes of loans identified by the Company include products which permit reduced documentation for verifying a borrower's income and employment. Loans which permit reduced documentation generally require documentation of employment and income for the most recent six-month period, as opposed to the two-year period required in the case of full documentation loans. Although the Company reserves the right to verify a borrower's income, assets and liabilities and employment history, other than as set forth above, it generally does not verify such information through other sources.

    The Company's strategy is to offer a broad range of products to its borrowers and its origination sources. Loans may have principal amounts which conform to the guidelines set by FHLMC or FNMA for conforming loans, or principal amounts which significantly exceed these amounts (so called "jumbo loans"). Loans may have fixed or adjustable interest rates and terms ranging up to 30 years.

    The Company purchased and originated a total of $294.0 million of single-family residential loans to non-conforming borrowers during 1996 and $240.3 million of such loans during 1995. At December 31, 1996, the Company had $99.7 million of single-family residential loans to non-conforming borrowers, which had a weighted average yield of 10.43%.

    The Company generally intends to sell or securitize its single-family residential loans to non-conforming borrowers and, as a result all of such loans were classified as available for sale at December 31, 1996. During 1996, the Company sold $161.5 million of single-family residential loans to non-conforming borrowers for gains of $571,000, and during 1995 the Company sold $25.3 million of such loans for gains of $188,000. An additional $219.6 million of loans were securitized and sold in two underwritten public offerings managed by unaffiliated investment banking firms during 1996, generating gains of $7.2 million upon the sale of the securities. The Company received residual securities in the REMICs which were formed in connection with these two transactions as partial payment for the loans sold by it, which had a carrying value of $20.6 million at December 31, 1996.

    Although non-conforming loans generally have higher levels of default than conforming loans, the Company believes that the borrower's equity in the security property and its expertise in the area of resolution of non-performing loans will continue to make its non-conforming borrower loan program a profitable one notwithstanding such defaults and any resulting losses. There can be no assurance that this will be the case, however.

    In addition to the Company's single-family residential loan programs to non-conforming borrowers, from time to time the Company purchases pools of single-family residential loans for investment purposes. During 1995, the Company purchased $29.8 million of loans which were primarily secured by properties located in the Company's market area in northern New Jersey.

    MULTI-FAMILY RESIDENTIAL LOANS. The Company's lending activities previously included the acquisition of conventional loans secured by existing multi-family residences located nationwide. At December 31, 1996, the Company's permanent multi-family residential loans originated or purchased under this program amounted to $13.7 million, all of which were classified available for sale.

    During 1995 and 1996, the Company originated loans for the construction of multi-family residences located nationwide, as well as bridge loans to finance the acquisition and rehabilitation of distressed multi-family residential properties. At December 31, 1996, the Company's multi-family residential loan portfolio included $36.6 million of multi-family residential construction loans, of which $28.9 million had been funded at such date and $31.2 million of acquisition and rehabilitation loans, of which $24.9 million had been funded.

    Construction loans generally have terms of three to four years and interest rates which float on a monthly basis in accordance with a designated reference rate. Payments during the term of the loan may be made to the Company monthly on an interest-only basis. The loan amount may include an interest reserve which is maintained by the Company and utilized to pay interest on the loan during a portion of its term. In addition to stated interest, and in order to compensate the Company for the greater risk which generally is associated with construction loans, the Company's multi-family residential construction loans may include provisions pursuant to which the borrower agrees to pay the Company, as additional interest on the loan, an amount based on specified percentages (generally between 10-37.5%) of the net proceeds from the sale of the property or the net increase in the economic value of the property upon refinancing or maturity of the loan. Currently, the Company does not intend to originate any additional loans in which it participates in the residual profits of the underlying real estate, as discussed above, with the exception of existing commitments.

     Construction loans are secured by a first priority lien on the real property, all improvements thereon and all fixtures and equipment used in connection therewith, as well as a first priority assignment of all revenues and gross receipts generated in connection with the property. Construction loans are made without pre-leasing requirements or any requirement of a commitment by another lender to "take-out" the construction loan by making a permanent loan secured by the property upon completion of construction. Disbursements on a construction loan are subject to a retainage percentage of 10% and are made only after evidence that available funds have been utilized by the borrower and are sufficient to pay for all construction costs through the date of the construction advance and funds remain in the construction budget and from sources other than the loan to complete construction of the project.

    The Company generally requires the general contractor selected by the borrower, which along with the general construction contract is subject to the Company's review and approval, to provide payment and performance bonds issued by a surety approved by the Company in an amount at least equal to the costs which are estimated to be necessary to complete construction of the project in accordance with the construction contract. Moreover, the Company generally conducts site inspections of projects under construction at least bi-monthly and of completed projects at least semi-annually.

    COMMERCIAL REAL ESTATE AND LAND LOANS. The Company's lending activities include the acquisition of loans secured by commercial real estate, particularly loans secured by hotels and office buildings, which the Company began originating in late 1994 and late 1995, respectively. Commercial real estate loans currently are made to finance the purchase and refinance of properties, the refurbishment of distressed properties and, recently, the construction of hotels. At December 31, 1996, the Company's loans secured by commercial real estate (and land) amounted to $357.0 million and consisted primarily of $200.3 million and $128.8 million of loans secured by hotels and office buildings, respectively.

    Commercial real estate loans are obtained directly by the Company through its marketing efforts to mortgage brokers, mortgage bankers, developers and other sources. Such loans generally have terms of four to seven years and are amortized over 15 to 25 year periods. The maximum loan-to-value ratio generally does not exceed the lesser of 85% of appraised value or the purchase price of the property.

    Commercial real estate loans generally have fixed rates of interest. In addition to stated interest, commercial real estate loans may include provisions pursuant to which the borrower agrees to pay the Company as additional interest on the loan an amount based on specified percentages (generally between 20-37.5%) of the net cash flow from the property during the term of the loan and/or the net proceeds from the sale or refinance of the property upon maturity of the loan. Alternatively, participating interests may be obtained in the form of additional fees which must be paid by the borrower in connection with a prepayment of the loan, generally after an initial lock-out period during which prepayments are prohibited. The fees which could be payable by a borrower during specified periods of the loan consist either of fixed exit fees or yield maintenance payments, which are required to be paid over a specified number of years after the prepayment and are intended to increase the yield of the Company on the proceeds from the loan payoff to a level which is comparable to the yield on the prepaid loan. Currently, the Company does not intend to originate any additional commercial real estate loans in which it participates in the residual profits of the underlying real estate, as discussed above.

    Commercial real estate loans are secured by a first priority lien on the real property, all improvements thereon and, in the case of hotel loans, all fixtures and equipment used in connection therewith, as well as a first priority assignment of all revenues and gross receipts generated in connection with the property. The liability of a borrower on a commercial real estate loan generally is limited to the borrower's interest in the property, except with respect to certain specified circumstances.

    Multi-family residential, commercial real estate and construction lending generally are considered to involve a higher degree of risk than single-family residential lending because such loans involve larger loan balances to a single borrower or group of related borrowers. In addition, the payment experience on multi-family residential and commercial real estate loans typically is dependent on the successful operation of the project, and thus such loans may be adversely affected to a greater extent by adverse conditions in the real estate markets or in the economy generally. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction, as well as the availability of permanent take-out financing. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project which, when completed, has a value which is insufficient to ensure full repayment. In addition to the foregoing, multi-family residential and commercial real estate loans which are not fully amortizing over their maturity and which have a balloon payment due at their stated maturity, as is generally the case with the Company's multi-family residential and commercial real estate loans, involve a greater degree of risk than fully amortizing loans because the ability of a borrower to make a balloon payment typically will depend on its ability either to timely refinance the loan or to timely sell the security property. The ability of a borrower to accomplish these results will be affected by a number of factors, including the level of available mortgage rates at the time of sale or refinancing, the financial condition and operating history of the borrower and the property which secures the loan, tax laws, prevailing economic conditions and the availability of financing for multi-family residential and commercial real estate generally.

ASSET QUALITY

    The Company, like all financial institutions, is exposed to certain credit risks related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Management of the Company closely monitors the Company's loan and investment portfolios and the Company's real estate owned for potential problems and reports to the Board of Directors at regularly scheduled meetings.

    NON-PERFORMING LOANS. It is the Company's policy to establish an allowance for uncollectible interest on loans in its loan portfolio and loans available for sale which are past due 90 days or more and to place such loans on non-accrual status. As a result, the Company currently does not have any loans which are accruing interest but are past due 90 days or more. Loans also may be placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

    The following table sets forth certain information relating to the Company's non-performing loans in its loan portfolio at the dates indicated. For information relating to the payment status of loans in the Company's discounted loan portfolio, see "Business-Discounted Loan Acquisitions and Resolution Activities, " and for information concerning non-performing loans available for sale, see "Management Discussion and Analysis of Financial Condition-Changes in Financial Condition-Loans Available for Sale."

                                                                                       DECEMBER 31,
                                                                   -----------------------------------------------------
                                                                     1996       1995       1994       1993       1992
                                                                   ---------  ---------  ---------  ---------  ---------

                                                                                  (DOLLARS IN THOUSANDS)
Non-performing loans (1)
Single-family residential loans..................................  $   2,123  $   2,923  $   2,478  $   2,347  $   2,955
Multi-family residential loans...................................        106        731        152        664        269
Consumer and other loans.........................................         55        202         29        556        407
                                                                   ---------  ---------  ---------  ---------  ---------
Total............................................................  $   2,284  $   3,856  $   2,659  $   3,567  $   3,631
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
Non-performing loans as a percentage of:
Total loans (2)..................................................       0.56%      1.27%      4.35%      3.71%      8.32%
Total assets.....................................................       0.09%      0.20%      0.21%      0.27%      0.44%
Allowance for loan losses as a percentage of:
Total loans(3)...................................................       0.87%      0.65%(4)   1.84%      0.99%      1.80%
Non-performing loans.............................................     154.24%     50.49%     40.28%     24.78%     20.71%

------------------------

(1) The Company did not have any non-performing loans in its loan portfolio which were deemed troubled debt restructuring at the dates indicated.

(2) Total loans is net of undisbursed loan proceeds.

(3) Total loans is net of the undisbursed loan proceeds and unaccreted discount.

(4) The decrease in the allowance for loan losses as a percentage of total loans from 1994 was due to the significant increase in the loan portfolio in 1995 as a result of the purchase of single family residential loans and the origination of multi-family residential and commercial real estate loans.

    REAL ESTATE OWNED. Properties acquired through foreclosure or by deed-in-lieu thereof are valued at the lower of amortized cost or fair value. Properties included in the Company's real estate owned portfolio are periodically re-evaluated to determine that they are being carried at the lower of cost or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Deficiencies resulting from valuation adjustments to real estate owned subsequent to acquisition are recognized as a valuation allowance. Subsequent increases related to the valuation of real estate owned are reflected as a reduction in the valuation allowance, but not below zero. Increases and decreases in the valuation allowance are charged or credited to income, respectively. Accumulated valuation allowances amounted to $11.5 million at December 31, 1996.

    The following table sets forth certain information relating to the Company's real estate owned at the dates indicated.

                                                                                 DECEMBER 31,
                                                            -------------------------------------------------------
                                                               1996        1995       1994       1993       1992
                                                            ----------  ----------  ---------  ---------  ---------

                                                                            (DOLLARS IN THOUSANDS)
Discounted loan portfolio:
Single-family residential.................................  $   49,728  $   75,144  $ 86,426   $ 33,369   $  4,390
Multi-family residential..................................      14,046      59,932        --         --         --
Commercial real estate....................................      36,264      31,218     8,801         --         --
                                                            ----------  ----------  ---------  ---------  ---------
Total.....................................................     100,038     166,294    95,227     33,369      4,390
Loan portfolio............................................         592         262     1,440        128        320
Loans available for sale..................................       3,074      --            --         --         --
                                                            ----------  ----------  ---------  ---------  ---------
Total.....................................................  $  103,704  $  166,556  $ 96,667  $  33,497  $   4,710
                                                            ----------  ----------  ---------  ---------  ---------
                                                            ----------  ----------  ---------  ---------  ---------

    The following table sets forth certain geographical information at December 31, 1996 related to the Company's real estate owned.

                                                             DECEMBER 31, 1996
                                       -------------------------------------------------------------

                                            SINGLE-FAMILY        MULTI-FAMILY RESIDENTIAL
                                             RESIDENTIAL              AND COMMERCIAL         TOTAL
                                       ------------------------  ------------------------  ---------

                                                     NO. OF                    NO. OF                      NO. OF
                                        AMOUNT     PROPERTIES     AMOUNT     PROPERTIES     AMOUNT       PROPERTIES
                                       ---------  -------------  ---------  -------------  ---------    ------------
                                                          (DOLLARS IN THOUSANDS)
California...........................     12,631          106       40,528           43       53,159            149
New York.............................     14,708          217        2,212           14       16,920            231
New Jersey...........................      7,293           87        3,547           21       10,840            108
Connecticut..........................      5,433           85          656            9        6,089             94
Florida..............................      1,429           26        2,104            3        3,533             29
Other................................     11,900(1)       203        1,263(2)        11       13,163            214
                                       ---------          ---    ---------          ---    ---------            ---
Total................................     53,394          724       50,310          101      103,704            825
                                       ---------          ---    ---------          ---    ---------            ---
                                       ---------          ---    ---------          ---    ---------            ---


------------------------

(1) Consists of properties located in 27 other states, none of which aggregated over $2.8 million in any one state.

(2) Consists of properties located in 5 other states, none of which aggregated over $830,000 in any one state.

    The following table sets forth the activity in the real estate owned during the periods indicated.

                                                                             YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------------
                                                              1996                     1995                     1994
                                                     -----------------------  -----------------------  -----------------------

                                                                              (DOLLARS IN THOUSANDS)
                                                                   NO. OF                   NO. OF                   NO. OF
                                                       AMOUNT    PROPERTIES     AMOUNT    PROPERTIES     AMOUNT    PROPERTIES
                                                     ----------  -----------  ----------  -----------  ----------  -----------
Balance at beginning of period.....................  $  166,556       1,070   $   96,667       1,018   $   33,497         541
Properties acquired through foreclosure or
  deed-in-lieu thereof.............................     102,098         918      185,174         970      142,536       1,489
Acquired in connection with acquisitions of
  discounted loans.................................       2,529          12       24,417         311       38,071         398
Sales..............................................    (160,592)     (1,175)    (139,233)     (1,229)    (115,955)     (1,410)
Change in allowance................................      (6,887)         --         (669)         --       (1,482)         --
                                                     ----------  -----------  ----------  -----------  ----------  -----------
Balance at end of period...........................     103,704         825   $  166,556       1,070   $   96,667       1,018
                                                     ----------  -----------  ----------  -----------  ----------  -----------
                                                     ----------  -----------  ----------  -----------  ----------  -----------

    The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated.

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------

                                                                        (DOLLARS IN THOUSANDS)
One to two months.....................................................  $   17,695  $   25,398
Three to four months..................................................      15,291      22,672
Five to six months....................................................      14,348      25,742
Seven to 12 months....................................................      13,004      76,782
Over 12 months........................................................      43,366      15,962
                                                                        ----------  ----------
                                                                        $  103,704  $  166,556
                                                                        ----------  ----------
                                                                        ----------  ----------

    The average period during which the Company held the $160.6 million, $139.2 million and $116.0 million of real estate owned which was sold during the years ended December 31, 1996, 1995 and 1994, respectively, was 11 months, eight months and seven months , respectively.

    Although the Company evaluates the potential for significant environmental problems prior to acquiring a loan, there is a risk for any mortgage loan, particularly a multi-family residential and commercial real estate loan, that hazardous substances or other environmentally restricted substances could be discovered on the related real estate. In such event, the Company might be required to remove such substances from the affected properties or to engage in abatement procedures at its sole cost and expense. There can be no assurance that the cost of such removal or abatement will not substantially exceed the value of the affected properties or the loans secured by such properties, that the Company would have adequate remedies against the prior owners or other responsible parties or that the Company would be able to resell the affected properties either prior to or following completion of any such removal or abatement procedures. If such environmental problems are discovered prior to foreclosure, the Company generally will not foreclose on the related loan; however, the value of such property as collateral will generally be substantially reduced and the Company may suffer a loss upon collection of the loan as a result.

    From time to time the Company makes loans to finance the sale of real estate owned. At December 31, 1996, such loans amounted to $12.8 million and consisted of $6.4 million of single-family residential loans, $3.7 million of multi-family residential loans, $2.3 million of land loan and $0.4 million of commercial loans. All of the Company's loans to finance the sale of real estate owned were performing in accordance with their terms at December 31, 1996.

    CLASSIFIED ASSETS. OTS regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured associations, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. In this regard, the Company establishes required reserves and charges off loss assets as soon as administratively practicable. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital.

     In 1996, based upon discussions with the OTS and a result of an OTS bulletin issued on December 13, 1996 entitled "Guidance on the Classification and Regulatory Reporting of Certain Delinquent Loans and Other Credit Impaired Assets,'' the Company has classified all discounted loans that are 90 or more days contractually past due, not otherwise classified, as special mention and all real state owned, not otherwise classified, as special mention. The Company also modified its policy for classifying non-performing discounted loans and real state owned related to its discounted loan portfolio ("non-performing discounted assets") to take into account both the holding period of such assets from the date of acquisition and the ratio of book value to market value of such assets. All non-performing discounted assets which are held 15 months or more after the date of acquisition are classified substandard; non-performing discounted assets held 12 months to less than 15 months from the date of acquisition are classified as substandard if a ratio of book value to market value is 80% or more; and non-performing discounted assets held less than 12 months from the date of acquisition are classified as substandard if they have a ratio of book value to market value of more than 85%. In addition, non-performing discounted assets which are performing for a period of time subsequent to acquisition by the Company are classified as substandard at the time such loans become non-performing. The Company also modified its classified assets policy to classify all real state owned which is not cash flowing and which has been held for more than 15 months as substandard. The Company's past experience indicates that the resulting classified discounted assets do not necessarily correlate to probability or severity of loss.

    Excluding assets which have been classified loss and fully reserved by the Company, the Company's classified assets at December 31, 1996 under the above policy consisted of $204.9 million of assets classified as substandard and $5.4 million of assets classified as doubtful. In addition, at the same date $435.3 million of assets were designated as special mention.

    Substandard assets at December 31, 1996 under the above policy consisted primarily of $108.1 million of loans and real estate owned related to the Company's discounted single-family residential loan, $78.9 million of loans and real estate owned related to the Company's discounted commercial real estate loan program and $16.2 million of single-family residential loans to non-conforming borrowers. Special mention assets at December 31, 1996 under the policy consisted primarily of $276.6 million and $144.7 million of loans and real estate owned related to the Company's discounted single-family residential and discounted commercial real estate loan programs, respectively.

    ALLOWANCES FOR LOSSES. The Company maintains an allowance for loan losses for each of its loan portfolio and discounted loan portfolio at a level which management considers adequate to provide for potential losses in each portfolio based upon an evaluation of known and inherent risks in such portfolios.

    The following table sets forth the breakdown of the allowance for loan losses on the Company's loan portfolio and discounted loan portfolio by loan category and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated.

                                                                                 DECEMBER 31,
                                           ----------------------------------------------------------------------------------------
                                                   1996                  1995                 AMOUNT                  1993
                                           --------------------  --------------------  --------------------  ----------------------
                                            AMOUNT        %       AMOUNT        %        1994         %        AMOUNT         %
                                           ---------  ---------  ---------  ---------  ---------  ---------  -----------  ---------

                                                                            (DOLLARS IN THOUSANDS)
Loan portfolio:
Single-family residential loans..........  $     520       14.6% $     346       22.2% $     615       52.2%  $     174      31.6%
Multi-family residential loans...........        673       13.5        683       14.3         --        2.9         333      40.9
Commercial real estate loans.............      2,299       71.3        875       62.6        218       42.3         218      23.7
Commercial non-mortgage..................         11        0.5         --         --         --         --          --        --
Consumer loans...........................         20        0.1         43        0.9        238        2.6         159       3.8
                                           ---------  ---------  ---------  ---------  ---------    -------       -----   -------
Total....................................  $   3,523      100.0% $   1,947      100.0% $   1,071      100.0%  $     884     100.0%
                                           ---------  ---------  ---------  ---------  ---------    -------       -----   -------
                                           ---------  ---------  ---------  ---------  ---------    -------       -----   -------
Discounted loan portfolio(1):
Single-family residential loans..........  $   3,528       38.4% $      --          -% $      --          -%  $      --         -%
Multi-family residential loans...........      3,124       26.0         --         --         --         --          --        --
Commercial real estate loans.............      4,886       35.4         --         --         --         --          --        --
Other....................................         --        0.2         --         --         --         --          --        --
                                           ---------  ---------  ---------  ---------  ---------  ---------       -----   -------
Total....................................  $  11,538      100.0% $      --         --  $      --         --   $      --        --
                                           ---------  ---------  ---------  ---------  ---------  ---------       -----   -------
                                           ---------  ---------  ---------  ---------  ---------  ---------       -----   -------


                                                    1992
                                           ----------------------
                                             AMOUNT         %
                                           -----------  ---------

Loan portfolio:
Single-family residential loans..........   $      20        77.3%
Multi-family residential loans...........         281        12.7
Commercial real estate loans.............         220         4.6
Commercial non-mortgage..................          --          --
Consumer loans...........................         231         5.4
                                                -----   ---------
Total....................................   $     752       100.0%
                                                -----   ---------
                                                -----   ---------
Discounted loan portfolio(1):
Single-family residential loans..........   $      --           -%
Multi-family residential loans...........          --          --
Commercial real estate loans.............          --          --
Consumer loans...........................          --          --
                                                -----   ---------
Total....................................   $      --          --
                                                -----   ---------
                                                -----   ---------

------------------------

(1) The Company did not maintain an allowance for loan losses on its discounted loan portfolio prior to 1996.

    The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

    The following table sets forth an analysis of activity in the allowance for loan losses relating to the Company's loan portfolio during the periods indicated.

                                                                                      YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------------------
                                                                         1996       1995       1994       1993       1992
                                                                       ---------  ---------  ---------  ---------  ---------

                                                                                      (DOLLARS IN THOUSANDS)
Balance, beginning of period.........................................  $   1,947  $   1,071  $     884  $     752  $     934
Provision for loan losses............................................      1,872      1,121         --         --         --
Charge-offs:
Single-family residential loans......................................       (261)      (131)      (302)      (150)      (138)
Multi-family residential loans.......................................         (7)        --         --       (170)        (3)
Commercial real estate loans.........................................         --        (40)        --         --         --
Consumer loans.......................................................       (296)       (92)      (170)       (16)       (88)
                                                                       ---------  ---------  ---------  ---------       ----
Total charge-offs....................................................                  (263)      (472)      (336)      (229)
Recoveries:..........................................................         --
Single-family residential loans......................................         --          3        410        346         29
Multi-family residential loans.......................................         --         --         --         --         --
Commercial real estate loans.........................................         --         15         --         --         --
Consumer loans.......................................................         --         --        249        122         18
                                                                       ---------  ---------  ---------  ---------        ---
Total recoveries.....................................................         --         18        659        468         47
                                                                       ---------  ---------  ---------  ---------        ---
Net (charge-offs) recoveries.........................................       (296)      (245)       187        132       (182)
                                                                       ---------  ---------  ---------  ---------        ---
Balance, end of period...............................................      3,523  $   1,947  $   1,071  $     884  $     752
                                                                       ---------  ---------  ---------  ---------        ---
Net charge-offs (recoveries) as a percentage of average loan
  portfolio, net.....................................................       0.09%      0.19%     (0.28%     (0.10%      0.37%

    During 1996, the activity in the allowance for loan losses related to the discounted loan portfolio consisted of $206 million of general provisions for losses, $9.2 million of charge-offs (consisting of $7.0 million, $0.7 million and $1.5 million related to single-family residential loans, multi-family residential loans and commercial real estate loans, respectively) and $0.2 million of recoveries.

INVESTMENT ACTIVITIES

    GENERAL. The investment activities of the Company currently include investments in mortgage-related securities, investment securities, and low-income housing tax credit interests. The investment policy of the Company, which is established by the Investment Committee and approved by the Board of Directors, is designed primarily to provide a portfolio of diversified instruments while seeking to optimize net interest income within acceptable limits of interest rate risk, credit risk and liquidity.

    MORTGAGE-BACKED AND RELATED SECURITIES. From time to time the Company invests in mortgage-backed and related securities. Although mortgage-backed and mortgage-related securities generally yield less than the loans that back such securities because of costs associated with their payment guarantees or credit enhancements, such securities are more liquid than individual loans and may be used to collateralize borrowings of the Company. Other mortgage-backed and mortgage-related securities bear the distilled risks of the underlying loans, such as prepayment risk (interest-only securities) and credit risk (subordinated interests), and are generally less liquid than individual loans. See Note 6 to the Consolidated Financial Statements included in Item 8 hereof.

    Mortgage-related securities include senior and subordinate regular interests and residual interests in collateralized mortgage obligations ("CMOs"), including CMOs which have qualified as REMICs. The regular interests of some CMOs are like traditional debt instruments because they have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other interests in REMICs are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These interests may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the REMIC.

     A senior-subordinated structure often is used with CMOs to provide credit enhancement for securities which are backed by collateral which is not guaranteed by FNMA, FHLMC or the Government National Mortgage
Association ("GNMA"). These structures divide mortgage pools into two risk classes: a senior class and one or more subordinated classes. The subordinated classes provide protection to the senior class. When cash flow is impaired, debt service goes first to the holders of senior classes. In addition, incoming cash flows also may be held in a reserve fund to meet any future shortfalls of cash flow to holders of senior classes. The holders of subordinated classes may not receive any principal repayments until the holders of senior classes have been paid and, when appropriate, until a specified level of funds has been contributed to the reserve fund.

    Interest-only and principal-only securities are so-called stripped mortgage-related securities, in which interest coupons may be stripped from a mortgage-related security to create an interest-only ("IO") strip, where the investor receives all of the interest cash flows and none of the principal, and a principal-only ("PO") strip, where the investor receives all of the principal cash flows and none of the interest. Inverse floating rate interest-only ("Inverse IO") securities also have coupons which are stripped from a mortgage-related security. However, Inverse IOs have coupons whose interest rates change inversely with, and often as a multiple of, a specialized index such as the one-month London Interbank Offered Rate.

    The following table sets forth the fair value of the Company's mortgage-backed and related securities available for sale at the dates indicated.

                                                                                          DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------

                                                                                     (DOLLARS IN THOUSANDS)
Mortgage-backed securities:
Single-family residential....................................................  $       --      $   --  $   19,099
Mortgage-related securities:
Single-family residential:
Privately issued CMOs--AAA-rated.............................................      73,935     138,831      75,032
Interest only--AAA-rated.....................................................      98,124      11,774       1,996
Principal only...............................................................          --       8,218      11,490
Subordinates.................................................................      19,164      27,310          --
PAC securities...............................................................          --         574          --
REMIC residuals..............................................................      20,560         472          --
Futures contracts and Swaps..................................................      (1,921)     (1,598)      1,143
                                                                               ----------  ----------  ----------
Total........................................................................     209,862     185,881      89,661
                                                                               ----------  ----------  ----------
Multi-family residential and commercial:
Privately issued CMOs........................................................          --          --      53,939
Interest only................................................................      87,389     109,193          --
Subordinates.................................................................      57,534      42,954      22,095
Futures contracts............................................................        (780)       (248)       (609)
                                                                               ----------  ----------  ----------
Total........................................................................     144,143     151,899      75,425
                                                                               ----------  ----------  ----------
Total........................................................................  $  354,005  $  337,480  $  184,185
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                                      22

    At December 31, 1996, $115.9 million of the Company's securities available for sale were issued by FHLMC or FNMA and $238.1 million of such securities were privately issued. Of the $238.1 million of securities available for sale which were privately issued at December 31, 1996, $155.6 million were rated AAA by national rating agencies, $11.1 million were rated investment grade below this level and $71.4 million (amortized cost of $69.3 million) were unrated.

     At December 31, 1996, the carrying value of the Company's investment in IO strips amounted to $185.5 million. At December 31, 1996 the Company had no investments in PO strips. The Company invests in IO strips and PO strips from time to time based on its capital position, interest rate risk profile and the market for such securities. IO strips and PO strips exhibit considerably more price volatility than mortgages or ordinary mortgage pass-through securities, due in part to the uncertain cash flows that result from changes in the prepayment rates of the underlying mortgages. In the case of IO strips in particular, increased prepayments of the underlying mortgages as a result of a decrease in market interest rates or other factors can result in a loss of all or part of the purchase price of such security, although IO strips relating to mortgage-related securities backed by multi-family residential and commercial real estate loans (which amounted to $87.4 million of the $185.5 million of IO strips owned by the Company at December 31, 1996) generally have provisions which prohibit and/or provide economic disincentives to prepayments for specified periods. The Company generally attempts to offset the interest rate risk associated with a particular IO strip or PO strip by purchasing other securities. At December 31, 1996, all of the Company's IO strips were either issued by FHLMC or FNMA or rated AAA by national rating agencies, with the exception of seven IO securities with an aggregate carrying value of $3.9 million, which were rated investment grade below this level.

    At December 31, 1996, the carrying value of the Company's investment in subordinate classes of mortgage-related securities amounted to $76.7 million. The Company invests in subordinate classes of mortgage-related securities from time to time based on its capital position, interest rate risk profile, the market for such securities and other factors. In recent periods, acquisitions of subordinated classes of mortgage-related securities have been attributable primarily to the retention of such classes in connection with the securitization activities of the Company. During 1996, the Company acquired $51.0 million of subordinate classes of mortgage-related securities, of which $9.2 million were acquired in connection with the Company's securitization of commercial discounted loans and $18.9 million were acquired from the LLC in connection with the LLC's securitization of a portion of the HUD Loans. For additional information see "Business--Discounted Loan Acquisition and Resolution Activities--Activity in the Discounted Loan Portfolio" and "Business -Investment in Joint Venture--Securitization of HUD Loans." At December 31, 1996, the Company's subordinate securities supported senior classes of securities having an outstanding principal balance of $1.27 billion. Because of their subordinate position, subordinate classes of mortgage-related securities involve more risk than the other classes.

    During 1996 the Company retained residual securities in REMICs which were formed in connection with the securitization and sale of $219.6 million of single-family residential loans to non-conforming borrowers in two underwritten public offerings as partial payment for the loans sold by it. These REMIC residual securities had a carrying value of $20.6 million at December 31, 1996 and supported senior classes of securities having an outstanding principal balance of $183.6 million. These REMIC residuals provide credit support similar to the senior-subordinated structure, however, the cash flows supporting the REMIC residuals are generated by the amount by which the interest collected on the mortgage loan exceeds the interest due on the senior securities. See "Business - Lending Activities - Single-Family Residential Loans."

    Under a regulatory bulletin issued by the OTS, a federally-charted savings institution such as the Bank generally may invest in "high risk" mortgage securities only to reduce its overall interest rate risk and after it has adopted various policies and procedures, although under specified circumstances such securities also may be acquired for trading purposes. A "high risk" mortgage security for this purpose generally is any mortgage-related security which meets one of three tests which are intended to measure the average life or price volatility of the security in relation to a benchmark fixed rate, 30-year mortgage-backed pass-through security. At December 31, 1996, the Bank held mortgage-related securities with a carrying value of $159.8 million (amortized cost of $150.7 million) which were classified as "high-risk" mortgage securities by the OTS.

    The expected actual maturity of a mortgage-backed and related security is shorter than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or accretion of any discount related to the mortgage-backed and related security. Prepayments on mortgage-backed and related securities have the effect of accelerating the amortization of premiums and accretion of discounts, which decrease and increase interest income, respectively. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Similarly, during periods of increasing interest rates, refinancing generally decreases, thus lengthening the estimated maturity of mortgage loans.

    For additional information relating to the Company's mortgage-related securities, see Note 6 to the Consolidated Financial Statements included in
Item 8 hereof.

    INVESTMENT SECURITIES. Investment securities currently consist primarily of required investment in FHLB stock. The following table sets forth the Company's investment securities available for sale and held for investment at the dates indicated.

                                                                                             DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1996       1995       1994
                                                                                    ---------  ---------  ---------
                                                                                        (DOLLARS IN THOUSANDS)
Available for sale:
U.S. Government securities........................................................  $      --  $      --  $   3,532
Held for investment:
U.S. Government securities........................................................         --     10,036     10,325
FHLB stock(1).....................................................................      8,798      8,520      6,555
Limited partnership interests.....................................................        103        109        131
                                                                                    ---------  ---------  ---------
Total.............................................................................      8,901     18,665     17,011
                                                                                    ---------  ---------  ---------
Total investment securities.......................................................  $   8,901  $  18,665  $  20,543
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

------------------------

(1) As a member of the FHLB of New York, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 5% of borrowings, whichever is greater.

    TRADING SECURITIES. When securities are purchased with the intent to resell in the near term, they are classified as trading securities and reported on the Company's consolidated balance sheet as a separately identified trading account. Securities in this account are carried at current market value. All trading securities are marked-to-market, and any increase or decrease in unrealized appreciation or depreciation is included in the Company's consolidated statements of operations.

    Under guidelines approved by the Board of Directors of the Company, the Company is authorized to hold a wide variety of securities as trading securities, including U.S. Government and agency securities and mortgage-backed and mortgage-related securities. The Company also is authorized by such guidelines to use various hedging techniques in connection with its trading activities, as well as to effect short sales of securities, pursuant to which the Company sells securities which are to be acquired by it at a future date. Under current guidelines, the amount of securities held by the Company in a trading account may not exceed on a gross basis the greater of $200 million or 15% of the Company's total assets, and the total net amount of securities (taking into account any related hedge or buy/sell agreement relating to similar securities) may not exceed the greater of $150 million or 10% of total assets.

    The Company's securities held for trading at December 31, 1996 amounted to $75.6 million and represented one AAA-rated CMO which was sold in January 1997.

    INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS. The Company invests in low-income housing tax credit interests primarily through limited partnerships for the purpose of obtaining Federal income tax credits pursuant to Section 42 of the Code, which provides a tax credit to investors in qualified low-income rental housing that is constructed, rehabilitated or acquired after December 31, 1986. To be eligible for housing tax credits, a property generally must first be allocated an amount of tax credits by the tax credit allocating agency, which in most cases also serves as the housing finance agency, of the state in which the property is located. If the property is to be constructed or rehabilitated, it must be completed and placed in service within a specified time, generally within two years after the year in which the tax credit allocation is received. A specified portion of the apartment units in a qualifying project may only be rented to qualified tenants for a period of 15 years, or a portion of any previously claimed tax credits will be subject to recapture, as discussed below.

    At December 31, 1996, the Company's investment in low-income housing tax credit interests amounted to $93.3 million, as compared to $81.4 million at December 31, 1995. The Company's investments in low-income housing tax credit interests are made by the Company indirectly through subsidiaries of the Company, which may be a general partner and/or a limited partner in the partnership.

    In accordance with a 1995 pronouncement of the Emerging Issues Task Force, the Company's accounting for investments in low-income housing tax credit partnerships in which it acts solely as a limited partner, which amounted to $68.5 million in the aggregate at December 31, 1996, depends on whether the investment was made on or after May 18, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Changes in Financial Condition--Investments in Low-Income Housing Tax Credit Interests."

    Low-income housing tax credit partnerships in which the Company, through a subsidiary, acts as a general partner, are presented on a consolidated basis. At December 31, 1996, the Company's investment in low-income housing tax credit interests included $24.8 million of assets related to low-income housing tax credit partnerships in which a subsidiary of the Company acts as a general partner. The Company had commitments to make $17.3 million of additional investments in such partnerships.

    The Company also makes loans to low-income housing tax credit partnerships in which it has invested to construct the affordable housing project owned by the partnership. At December 31, 1996, the Company had $25.4 million of construction loans outstanding to low-income housing tax credit partnerships and commitments to fund an additional $17.3 million of such loans. Approximately $12.2 million of such funded construction loans at December 31, 1996 were made to partnerships in which subsidiaries of the Company acted as a general partner and thus were consolidated with the Company for financial reporting purposes. The risks associated with these construction loans generally are the same as those made by the Company to unaffiliated third parties. See "Business-Lending Activities".

    The affordable housing projects owned by the low-income housing tax credit partnerships in which the Company had invested at December 31, 1996 are geographically located throughout the United States. At December 31, 1996, the Company's largest funded investment in a low-income housing tax credit interest was a $15.4 million investment in a partnership which owned a 408-unit qualifying project in Fort Lauderdale, Florida, and the Company's largest unfunded investment in such a partnership was a $27.9 million commitment to fund equity and debt investments in a partnership which will construct a 240-unit qualifying project in Greece, New York, of which $236,000 of equity and $13.2 million of debt was funded as of such date.

    At December 31, 1996, the Company had invested in or had commitments to invest in 30 low-income housing tax credit partnerships, of which 12 had been allocated tax credits. The Company estimates that its investment in low-income housing tax credit interests at December 31, 1996 will provide approximately $218.0 million of tax credits.

     During 1996, the Company sold $19.8 million of its investments in low-income housing credit interests for gain of $4.9 million. Depending on available prices, its ability to utilize tax credits and other factors, the Company may seek to sell other of its low-income housing tax credit interests in the future.

    The ownership of low-income housing tax credit interests produces two types of tax benefits. The primary tax benefit flows from the low-income housing tax credits under the Code which are generated by the ownership and operation of the real property in the manner required to obtain such tax credits These credits may be used to offset Federal income tax on a dollar for dollar basis but may not offset the alternative minimum tax; tax credits thus may reduce the overall federal income tax to an effective rate of 20%. At December 31, 1996, the Company could recover $8.7 million and $700,000 of taxes paid in 1994 and 1993, respectively, through the carryback of tax credits realized in the current year. In addition, the operation of the rental properties produces losses for financial statement and tax purposes in the early years and sometimes throughout the anticipated ownership period. These tax losses may be used to offset taxable income from other operations and thereby reduce income tax which would otherwise be paid on such taxable income.

    Tax credits may be claimed over a ten-year period on a straight-line basis once the underlying multi-family residential properties are placed in service. Tax credits claimed reduce the tax payments computed based upon taxable income to not less than the alternative minimum tax computed for that year or any year not more than three years before or 15 years after the year the tax credit is earned. Tax credits are realized regardless of whether units in the project continue to be occupied once the units in the project have been initially rented to a qualifying tenant, and tax credits are not dependent on a project's operating income or appreciation. Tax credits can be claimed over a ten-year period and generally can be lost or recaptured only if non-qualifying tenants are placed in units, ownership of the project is transferred or the project is destroyed and not rebuilt during a 15-year compliance period for the project. The Company has established specific investment criteria for investment in multi-family residential projects which have been allocated tax credits, which require, among other things, a third party developer of the project and/or the seller of the interest therein to provide a guarantee against loss or recapture of tax credits and to maintain appropriate insurance to fund rebuilding in case of destruction of the project. Notwithstanding the Company's efforts, there can be no assurance that the multi-family residential projects owned by the low-income housing tax credit partnerships in which it has invested will satisfy applicable criteria during the 15-year compliance period and that there will not be loss or recapture of the tax credits associated therewith.

    Investments made pursuant to the affordable housing tax credit program of the Code are subject to numerous risks resulting from changes in the Code. For example, the Balanced Budget Act of 1995, which was vetoed by the President of the United States in December 1995 for reasons which were unrelated to the tax credit program, generally would have established a sunset date for the affordable housing tax credit program of the Code for housing placed in service after December 31, 1997 and would have required a favorable vote by Congress to extend the credit program. Although this change would not have impacted the Company's existing investments, other potential changes in the Code which have been discussed from time to time could reduce the benefits associated with the Company's existing investments in low-income housing tax credit interests, including the replacement of the current graduated income taxation provisions in the Code with a "flat tax" based system and increases in the alternative minimum tax, which cannot be reduced by tax credits. Management of the Company is unable to predict whether any of the foregoing or other changes to the Code will be subject to future legislation and, if so, what the contents of such legislation will be and its effects, if any, on the Company.

SOURCES OF FUNDS

    GENERAL. Deposits, FHLB advances, reverse repurchase agreements, maturities, resolutions and principal repayments on securities and loans and proceeds from the sale of securities, loans and real estate owned held for sale currently are the principal sources of funds for use in the Company's investment and lending activities and for other general business purposes. Management of the Company closely monitors rates and terms of competing sources of funds on a regular basis and generally utilizes the sources which are the most cost effective.

    DEPOSITS. The primary source of deposits for the Company currently is brokered certificates of deposit obtained through national investment banking firms which, pursuant to agreements with the Company, solicit funds from their customers for deposit with the Company ("brokered deposits"). Such deposits amounted to $1.22 billion or 63.6% of the Company's total deposits at December 31, 1996. In addition, during 1995 the Company commenced a program to obtain certificates of deposit from customers of regional and local investment banking firms which are made aware of the Company's products by the Company's direct solicitation and marketing efforts. At December 31, 1996, $344.5 million or 17.9% of the Company's deposits were obtained in this manner through over 100 regional and local investment banking firms. The Company also solicits certificates of deposit from institutional investors and high net worth individuals identified by the Company. At December 31, 1996, $196.1 million or 10.2% of the Company's total deposits consisted of deposits obtained by the Company from such efforts.

    The Company's brokered deposits at December 31, 1996 were net of $10.9 million of unamortized deferred fees. The amortization of deferred fees is computed using the interest method and is included in interest expense on certificates of deposit.

    The Company believes that the effective cost of brokered and other wholesale deposits is more attractive to the Company than deposits obtained on a retail basis from branch offices after the general and administrative expense associated with the maintenance of branch offices is taken into account. Moreover, brokered and other wholesale deposits generally give the Company more flexibility than retail sources of funds in structuring the maturities of its deposits and in matching liabilities with comparably maturing assets. At December 31, 1996, approximately 50.9% of the Company's certificates of deposits were scheduled to mature within one year.

    Although management of the Company believes that brokered and other wholesale deposits are advantageous in certain respects, such funding sources, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and are more likely to be compared by the investor to competing investments. In addition, such funding sources may be more sensitive to significant changes in the financial condition of the Company. There are also various regulatory limitations on the ability of all but well-capitalized insured financial institutions to obtain brokered deposits. See "Regulation -Brokered Deposits." These limitations currently are not applicable to the Company because the Bank is a well-capitalized financial institution under applicable laws and regulations. See "Business--Regulation--Regulatory Capital Requirements." There can be no assurances, however, that the Company will not become subject to such limitations in the future. See "Recent Regulatory Developments" in Item 7 hereof.

    As a result of the Company's reliance on brokered and other wholesale deposits, significant changes in the prevailing interest rate environment, in the availability of alternative investments for individual and institutional investors or in the Company's financial condition, among other factors, could affect the Company's liquidity and results of operations much more significantly than might be the case with an institution that obtained a greater portion of its funds from retail or core deposits attracted through a branch network.

    In addition to brokered and other wholesale deposits, the Company obtains deposits from its office located in Bergen County, New Jersey. These deposits include non-interest bearing checking accounts, NOW and money market checking accounts, savings accounts and certificates of deposit and are obtained through advertising, walk-ins and other traditional means. At December 31, 1996, the deposits which were allocated to this office amounted to $54.1 million or 2.8% of the Company's deposits.

    The following table sets forth information related to the Company's deposits at the dates indicated.

                                                                                DECEMBER 31,
                                               ------------------------------------------------------------------------------
                                                         1996                      1995                       1994
                                               ------------------------  -------------------------  -------------------------
                                                  AMOUNT     AVG. RATE      AMOUNT      AVG. RATE      AMOUNT      AVG. RATE
                                               ------------  ----------  ------------  -----------  ------------  -----------
                                                                           (DOLLARS IN THOUSANDS)
Non-interest bearing checking accounts.......  $     96,563           -% $     48,482           -%  $     35,943           -%
NOW and money market checking accounts.......        22,208        2.99        17,147        3.37         18,944        2.17
Savings accounts.............................         2,761        2.30         3,471        2.30         24,007        2.30
                                                -----------              ------------               ------------
                                                    121,532                    69,100                     78,884
                                               ------------              ------------               ------------
Certificates of deposit(1)...................     1,809,098                 1,440,240                    950,817
Unamortized deferred fees....................       (10,888)                   (7,694)                    (6,433)
                                               ------------              ------------               ------------
Total certificates of deposit................     1,798,210        5.80     1,432,546        5.68        944,384        5.50
                                               ------------              ------------               ------------
Total deposits...............................  $  1,919,742        5.47  $  1,501,646        5.46   $  1,023,268        5.17
                                               ------------              ------------               ------------
                                               ------------              ------------               ------------

------------------------

(1) At December 31, 1996, 1995 and 1994, certificates of deposit issued on an uninsured basis amounted to $147.5 million, $80.0 million and $21.1 million, respectively.

    The following table sets forth by various interest rate categories the certificates of deposit in the Company at the dates indicated.

                               DECEMBER 31,
                    -----------------------------------
                       1996             1995         1994
                    ------------    ------------  -----------
                            (DOLLARS IN THOUSANDS)
2.99% or less..     $     1,442    $     222   $  3,613
3.00-3.50%.....               4            39        642
3.51-4.50......           1,149        42,751    221,459
4.51-5.50......         595,730       454,653    242,383
5.51-6.50......         990,621       660,745    310,898
6.51-7.50......         208,774       273,655    165,197
7.51-8.50......             490           481        192
                    -----------    ----------  ---------
                    $ 1,798,210    $1,432,546  $ 944,384
                    -----------    ----------  ---------
                    -----------    ----------  ---------

    The following table sets forth the amount and maturities of the certificates of deposit in the Company at December 31, 1996.

                             OVER SIX
                            MONTHS AND
               SIX MONTHS    LESS THAN       ONE YEAR
                AND LESS     ONE YEAR    THROUGH TWO YEARS  OVER TWO YEARS    TOTAL
               -----------  -----------  -----------------  --------------  ---------
                                       (DOLLARS IN THOUSANDS)
2.99% or less.. $      39    $   1,199     $   --           $        204    $    1,442
3.00-3.50%.....    --                4         --                --                  4
3.51-4.50......     1,020           86            23                  20         1,149
4.51-5.50......   297,480      140,393        70,991              86,866       595,730
5.51-6.50......   215,205      204,011       245,662             325,743       990,621
6.51-7.50......    17,620       38,999        58,610              93,545       208,774
7.51-8.50......    --           --           --                      490           490
               -----------  -----------    ---------        ------------    ----------
               $   531,364  $   384,692    $ 375,286        $    506,868    $1,798,210
               -----------  -----------    ---------        ------------    ----------
               -----------  -----------    ---------        ------------    ----------

    At December 31, 1996, the Company had $219.5 million of certificates of deposit in amounts of $100,000 or more outstanding maturing as follows:
$101.6 million within three months; $38.9 million over three months through six months; $40.7 million over six months through 12 months; and $38.3 million thereafter.

    For additional information related to the Company's deposits, see Note 16 to the Consolidated Financial Statements included in Item 8 hereof.

    BORROWINGS. Through the Bank the Company obtains advances from the FHLB of New York upon the security of certain of its residential first mortgage loans, mortgage-backed and mortgage-related securities and other assets, including FHLB stock, provided certain standards related to the creditworthiness of the Bank have been met. FHLB advances are available to member financial institutions such as the Bank for investment and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate, which may be fixed or adjustable, and range of maturities.

    The Company also obtains funds pursuant to securities sold under reverse repurchase agreements. Under these agreements, the Company sells securities (generally mortgage-backed and mortgage-related securities) under an agreement to repurchase such securities at a specified price at a later date. Reverse repurchase agreements have short-term maturities (typically 90 days or less) and are deemed to be financing transactions. All securities underlying reverse repurchase agreements are reflected as assets in the Company's Consolidated Financial Statements and are held in safekeeping by broker-dealers.

    The Company's borrowings also include notes, subordinated debentures and other interest-bearing obligations. At December 31, 1996 this category of borrowings consisted primarily of $100.0 million of 12% Subordinated Debentures issued by the Bank in June 1995 and due 2005 (the "Debentures"), and $125.0 million of 11.875% Notes (the "Notes") issued by the Company through a public offering on September 25, 1996 and due 2003. In November 1996, the Company acquired the first mortgage payable on the hotel located in Columbus, Ohio which the Company owns. From time to time, the Company privately raises funds by issuing short-term notes to certain executives and stockholders of the Company. Such notes were repaid during 1996 and amounted to $8.6 million and $1.0 million at December 31, 1995 and 1994, respectively.

    The following table sets forth information relating to the Company's borrowings and other interest-bearing obligations at the dates indicated.

                                                                                           DECEMBER 31,
                                                                                 ---------------------------------
                                                                                    1996        1995       1994
                                                                                 ----------  ----------  ---------
                                                                                      (DOLLARS IN THOUSANDS)
FHLB advances..................................................................  $      399  $   70,399  $   5,399
Reverse repurchase agreements..................................................      74,546      84,761     --
Notes, debentures and other interest bearing obligations:
  Notes........................................................................     125,000      --         --
  Debentures...................................................................     100,000     100,000     --
  Hotel mortgage payable.......................................................         573       8,427     19,099
  Short-term notes.............................................................      --           8,627      1,012
                                                                                 ----------  ----------  ---------
                                                                                    225,573     117,054     20,111
                                                                                 ----------  ----------  ---------
                                                                                 $  300,518  $  272,214  $  25,510
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

    The following table sets forth certain information relating to the Company's short term borrowings having average balances during the period of greater than 30% of stockholders' equity at the end of the period. During each reported period, FHLB advances and reverse repurchase agreements are the only categories of borrowings meeting this criteria.


                                                                                     AT OR FOR THE YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                 ---------------------------------
                                                                                   1996        1995        1994
                                                                                 ---------  ----------  ----------
                                                                                      (DOLLARS IN THOUSANDS)
FHLB advances:
  Average amount outstanding during the period.................................  $  71,221  $   14,866  $   26,476
  Maximum month-end balance outstanding during the period......................  $  81,399  $  100,399  $   57,399
  Weighted average rate:
    During the period..........................................................       5.69%       7.57%       4.65%
    At end of period...........................................................       7.02%       5.84%       9.59%
Reverse repurchase agreements:
  Average amount outstanding during the period.................................  $  19,581  $   16,754  $  254,052
Maximum month-end balance outstanding during the period........................  $  84,321  $   84,761  $  537,457
Weighted average rate:
  During the period............................................................       5.62%       5.68%       4.09%
  At end of period.............................................................       5.46%       5.70%          -%

    For additional information relating to the Company's borrowings, see Notes 17, 18 and 19 to the Consolidated Financial Statements included in
Item 8 hereof.

ECONOMIC CONDITIONS

    The success of the Company is dependent to a certain extent upon the general economic conditions in the geographic areas in which it conducts substantial business activities. Adverse changes in national economic conditions or in the economic conditions of regions in which the Company conducts substantial business likely would impair the ability of the Company to collect on outstanding loans and would otherwise have an adverse effect on its business, including the demand for new loans, the ability of customers to repay loans and the value of both the collateral pledged to the Company to secure its loans and its real estate owned. Moreover, earthquakes and other natural disasters could have similar effects. Although such disasters have not significantly adversely affected the Company to date, the availability of insurance for such disasters in California, in which the Company conducts substantial business activities is severely limited. At December 31, 1996, the Company had loans with an unpaid balance aggregating $498.8 million (including loans available for sale) secured by properties located in California and $53.2 million of the Company's real estate owned was located in California.

COMPETITION

    Although there currently is no single competitor which competes directly with the Company in all aspects of its activities, the activities in which the Company is engaged generally are highly competitive. The acquisition of discounted loans is particularly competitive, as acquisitions of such loans are often based on competitive bidding. In addition, competitors of the Company may seek to establish relationships with the correspondent mortgage banking firms which currently are a primary source of the Company's loans to non-conforming borrowers and, from time to time, other loans, and which generally are not obligated to continue to do business with the Company. The Company also encounters significant competition in connection with its other lending activities, its investment activities and in its deposit-gathering activities. Many of the Company's competitors are significantly larger than the Company and have access to greater capital and other resources. In addition, many of the Company's competitors are not subject to the same extensive federal regulation that govern federally-insured institutions such as the Company. As a result, many of the Company's competitors have advantages over the Company in conducting certain businesses and providing certain services.

EMPLOYEES

    At December 31, 1996, the Company had 560 full-time equivalent employees excluding employees of the hotel the Company owns and operates. The employees are not represented by a collective bargaining agreement. Management considers the Company's employee relations to be satisfactory.

COMPUTER SYSTEMS AND OTHER EQUIPMENT

    The Company believes that its use of information technology is a key factor in achieving competitive advantage in the servicing of servicing intensive assets such as nonperforming loans, improving servicing efficiencies to minimize operating costs and increasing overall profitability. The Company has invested in a state-of-the-art computer infrastructure, and uses an IBM RISC AS400 and NetFRAME file servers as its primary hardware platforms. In addition to its standard industry software applications, the Company has internally developed fully integrated proprietary applications designed to provide decision support, automation of decision execution, tracking and exception reporting. The Company's systems have significant capacity for expansion and upgrade.

    The proprietary software packages developed for asset resolution use advanced financial models to predict the resolution strategy with the highest returns and to route the loan or property through the resolution process, as well as track performance against specified timelines for each event. These activities are linked with automated communications, including FAX, e-mail or letter with the borrower or outside vendors, such as attorneys and brokers. The systems also are integrated with a document imaging system which currently stores twelve million images on magnetic media with a 165 gigabyte optical juke box for additional storage. This system permits immediate access to pertinent loan documents and the automatic preparation of foreclosure packages. The Company also has implemented a data warehouse strategy which provides corporate data on a centralized basis for decision support.

REGULATION

    Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Company can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over the Company and the Bank, such as the OTS and the FDIC. The effect of such statutes, regulations and other pronouncements and policies can be significant, cannot be predicted with a high degree of certainty and can change over time. Moreover, such statutes, regulations and other pronouncements and policies are intended to protect depositors and the insurance funds administered by the FDIC, and not stockholders or holders of indebtedness which are not insured by the FDIC.

    The enforcement powers available to Federal banking regulators is substantial and includes, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions must be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

    The following discussion and other references to and descriptions of the regulation of financial institutions contained herein constitute brief summaries thereof as currently in effect. This discussion is not intended to constitute and does not purport to be a complete statement of all legal restrictions and requirements applicable to the Company and the Bank and all such descriptions are qualified in their entirety by reference to applicable statutes, regulations and other regulatory pronouncements.

The Company

    General. The Company is a registered savings and loan holding company under the Home Owners Loan Act ("HOLA"). As such, the Company is subject to regulation, supervision and examination by the OTS.

    Activities Restriction. There are generally no restriction on the activities of a savings and loan holding company such as the Company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the saving institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test set forth in OTS regulations, then such unitary holding company shall become subject to the activities and restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a OTL within one year thereafter, shall register as, and become subject to the restriction applicable to, a bank holding company. See "-The Bank-Qualified Thrift Lender Test."

    If the Company were to acquire control of another savings institution other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisition and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution generally shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than:
(i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or
(vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in clause (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

    Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officers of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

    The Director of the OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state only if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provision of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered savings institutions located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

    Restrictions on Transactions with Affiliates. Transactions between the Company or any of its non-bank subsidiaries and the Bank are subject to various restrictions, which are described below under "-The Bank-Affiliate Transactions".

The Bank

    GENERAL. The Bank is a federally-chartered savings bank organized under the HOLA. As such, the Bank is subject to regulation, supervision and examination by the OTS. The deposit accounts of the Bank are insured up to applicable limits by the SAIF administered by the FDIC and, as a result, the Bank also is subject to regulation, supervision and examination by the FDIC.

    The business and affairs of the Bank are regulated in a variety of ways. Regulations apply to, among other things, insurance of deposit accounts, capital ratios, payment of dividends, liquidity requirements, the nature and amount of the investments that the Bank may make, transactions with affiliates, community and consumer lending laws, internal policies and controls, reporting by and examination of the Bank and changes in control of the Bank.

    INSURANCE OF ACCOUNTS. Pursuant to legislation enacted in September 1996, a fee was paid by all SAIF-insured institutions at the rate of $0.657 per $100 of deposits held by such institutions at March 31, 1995. The money collected recapitalized the SAIF reserve to the level of 1.25% of insured deposits as required by law. In September 1996, the Bank recorded a pre-tax accrual of $7.1 million for this assessment, which was subsequently paid in November 1996.

     The new legislation also provides for the merger, subject to certain conditions, of the SAIF into the Bank Insurance Fund ("BIF") by 1999 and also requires BIF-Insured institutions to share in the payment of interest on the bonds issued by a specially created government entity ("FICO"), the proceeds of which were applied toward resolution of the thrift industry crisis in the 1980s. Beginning on January 1, 1997, in addition to the insurance premiums that will be paid by SAIF-insured institutions to maintain the SAIF reserve at its required level pursuant to the current risk classification system, SAIF-insured institutions will pay deposit insurance premiums at the annual rate of 6.4 basis points of their insured deposits and BIF-insured institutions will pay deposit insurance premiums at the annual rate of 1.3 basis points of their insured deposits towards the payment of interest on the FICO bonds. Under the current risk classification system, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--'well capitalized," "adequately capitalized" and "undercapitalized'--which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Assessment rates currently range from 0 basis points for well capitalized, healthy institutions to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

    The recapitalization of the SAIF is expected to result in lower deposit insurance premiums in the future for most SAIF-insured financial institutions, including the Bank.

    The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

    REGULATORY CAPITAL REQUIREMENTS. Federally-insured savings associations are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national bank's. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. At December 31, 1996, the Bank's regulatory capital substantially exceeded applicable requirements. See "Regulatory Capital Requirements" and "Recent Regulatory Developments" in Item 7 hereof.

    Federally-insured savings associations are subject to three capital requirements: a tangible capital requirement, a core or leverage capital requirement and a risk-based capital requirement. All savings associations currently are required to maintain tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations), core capital equal to 3% of adjusted total assets and total capital (a combination of core and supplementary capital) equal to 8% of risk-weighted assets (as defined in the regulations). For purposes of the regulation, tangible capital is core capital less all intangibles other than qualifying purchased mortgage servicing rights, of which the Bank had $3.8 million at December 31, 1996. Core capital includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits. Core capital generally is reduced by the amount of a savings association's intangible assets, other than qualifying mortgage servicing rights.

    A savings association is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, including subordinated debt (such as the Debentures) which meets specified requirements, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets currently range from 0% to 100%, depending on the type of asset.

    OTS policy imposes a limitation on the amount of net deferred tax assets under Statement of Financial Accounting Standards ("SFAS") No. 109 that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by any valuation allowances, in excess of deferred tax liabilities.) Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following generally are not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depends on an institution's future taxable income (exclusive of reversing temporary differences and carryforwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital. The foregoing considerations did not affect the calculation of the Bank's regulatory capital at December 31, 1996.

    In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating the risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. Although the final rule was originally scheduled to be effective as of January 1994, the OTS has indicated that it will delay invoking its interest rate risk rule requiring institutions with above normal interest rate risk exposure to adjust their regulatory capital requirement until appeal procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. Management of the Company does not believe that the OTS' adoption of an interest rate risk component to the risk-based capital requirement will adversely affect the Bank if it becomes effective in its current form.

    In April 1991, the OTS proposed to modify the 3% of adjusted total assets core capital requirement in the same manner as was done by the Comptroller of the Currency for national Bank's. Under the OTS proposal, only savings associations rated composite 1 under the CAMEL rating system will be permitted to operate at the regulatory minimum core capital ratio of 3%. For all other savings associations, the minimum core capital ratio will be 3% plus at least an additional 100 to 200 basis points, which thus will increase the core capital ratio requirement to 4% to 5% of adjusted total assets or more. In determining the amount of additional capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis.

    PROMPT CORRECTIVE ACTION. Federal law provides the Federal Banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier
I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to adjusted total assets that is equal to or less than 2.0%. The regulations also permit the appropriate federal Banking regulator to downgrade an institution to the next lower category (provided that a significantly undercapitalized institution may not be downgraded to critically undercapitalized) if the regulator determines (i) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam. At December 31, 1996, the Bank was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

    Depending upon the capital category to which an institution is assigned, the regulators' corrective powers, many of which are mandatory in certain circumstances, include prohibition on capital distributions; prohibition on payment of management fees to controlling persons; requiring the submission of a capital restoration plan; placing limits on asset growth; limiting acquisitions, branching or new lines of business; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rates that the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution.

    QUALIFIED THRIFT LENDER TEST. All savings associations are required to meet QTL test set forth in the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings association that does not meet the QTL Test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank;
(iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations). The Bank met the QTL test throughout 1996.

    RESTRICTIONS ON CAPITAL DISTRIBUTIONS. The OTS has promulgated a regulation governing capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association as a capital distribution. Generally, the regulation creates three tiers of associations based on regulatory capital, with the top two tiers providing a safe harbor for specified levels of capital distributions from associations so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Associations that do not qualify for the safe harbor provided for the top two tiers of associations are required to obtain prior OTS approval before making any capital distributions.

    Tier 1 associations may make the highest amount of capital distributions, and are defined as savings associations that before and after the proposed distribution meet or exceed their fully phased-in regulatory capital requirements. Tier 1 associations may make capital distributions during any calendar year equal to the greater of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year and (ii) 75% of its net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. At December 31, 1996, the Bank was a Tier 1 association under the OTS capital distribution regulation.

    In December 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, the three tiered approach contained in existing regulations would be replaced and institutions would be permitted to make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined above under "--Prompt Corrective Action."

    LOAN-TO-ONE BORROWER Under applicable laws and regulations the amount of loans and extensions of credit which may be extended by a savings institution such as the Bank to any one borrower, including related entities, generally may not exceed the greater of $500,000 or 15% of the unimpaired capital and unimpaired surplus of the institution. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. An institution's "unimpaired capital and unimpaired surplus" includes, among other things, the amount of its core capital and supplementary capital included in its total capital under OTS regulations.

    At December 31, 1996, the Bank's unimpaired capital and surplus amounted to $340.4 million, resulting in a general loans-to-one borrower limitation of $51.1 million under applicable laws and regulations. See "Business-Discounted Loan Acquisition and Resolution Activities-Composition of the Discounted Loan Portfolio" and "-Lending Activities-Composition of Loan Portfolio."

    BROKERED DEPOSITS. Under applicable laws and regulations, an insured depository institution may be restricted in obtaining, directly or indirectly, funds by or through any "deposit broker," as defined, for deposit into one or more deposit accounts at the institution. The term "deposit broker" generally includes any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties. In addition, the term "deposit broker" includes any insured depository institution, and any employee of any insured depository institution, which engages, directly or indirectly , in the solicitation of deposits by offering rates of interest (with respect to such deposits) which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal mareket area. As a result of the definition of "deposit broker," all of the Bank's brokered deposits, as well as possibly its deposits obtained through customers of regional and local investment banking firms and the deposits obtained from the Bank's direct solicitation efforts of institutional investors and high net worth individuals, are potentially subject to the restrictions described below. Under FDIC regulations, well-capitalized institutions are subject to no brokered deposit limitations, while adequately- capitalized institutions are able to accept, renew or roll over brokered deposits only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) by 120% for retail deposits and 130% for wholesale deposits, respectively, of the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At December 31, 1996, the Bank was a well-capitalized institution which was not subject to restrictions on brokered deposits. See "Business--Sources of Funds--Deposits."

    LIQUIDITY REQUIREMENTS. All savings associations are required to maintain an average daily balance of liquid assets, which include specified short-term assets and certain long-term assets, equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%. Historically, the Bank has operated in compliance with these requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity, Commitments and Off-Balance Sheet Risks."

    AFFILIATE TRANSACTIONS. Under federal law and regulation, transactions between a savings association and its affiliates are subject to quantitative and qualitative restrictions. Affiliates of a savings association include, among other entities, companies that control, are controlled by or are under common control with the savings association. As a result, the Company and its non-bank subsidiaries are affiliates of the Bank.

    Savings associations are restricted in their ability to engage in "covered transactions" with their affiliates. In addition, covered transactions between a savings association and an affiliate, as well as certain other transactions with or benefiting an affiliate, must be on terms and conditions at least as favorable to the savings association as those prevailing at the time for comparable transactions with non-affiliated companies. Savings associations are required to make and retain detailed records of transactions with affiliates.

    Notwithstanding the foregoing, a savings association is not permitted to make a loan or extension of credit to any affiliate unless the affiliate is engaged only in activities the Federal Reserve Board has determined to be permissible for bank holding companies. Savings associations also are prohibited from purchasing or investing in securities issued by an affiliate, other than shares of a subsidiary.

    Savings associations are also subject to various limitations and reporting requirements on loans to insiders. These limitations require, among other things, that all loans or extensions of credit to insiders (generally executive officers, directors or 10% stockholders of the institution) or their "related interests" be made on substantially the same terms (including interest rates and collateral) as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with the general public and not involve more than the normal risk of repayment or present other unfavorable features.

    COMMUNITY INVESTMENT AND CONSUMER PROTECTION LAWS. In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, the Equal Credit Opportunity Act, Fair Credit Reporting Act and the CRA.

    SAFETY AND SOUNDNESS. Other regulations which were recently adopted or are currently proposed to be adopted pursuant to recent legislation include: (i) real estate lending standards for insured institutions, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (ii) revisions to the risk-based capital rules to account for interest rate risk, concentration of credit risk and the risks posed by "non-traditional activities;" (iii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; and (iv) rules addressing various
"safety and soundness" issues, including operations and managerial standards, standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal stockholders of the insured institution.

FEDERAL TAXATION

    GENERAL. The Company and all of its subsidiaries currently file, and expect to continue to file, a consolidated Federal income tax return based on a calendar year. Prior to October 1, 1996, IMI and its subsidiaries filed a separate federal consolidated tax return. Consolidated returns have the effect of eliminating inter-company transactions, including dividends, from the computation of taxable income.

    For taxable years beginning prior to January 1, 1996, a savings institution such as the Bank that met certain definitional tests relating to the composition of its assets and the sources of its income (a "qualifying savings institution") was permitted to establish reserves for bad debts and to claim annual tax deductions for additions to such reserves. A qualifying savings institution was permitted to make annual additions to such reserves based on the institution's loss experience. Alternatively, a qualifying savings institution could elect, on an annual basis, to use the "percentage of taxable income" method to compute its addition to its bad debt reserve on qualifying real property loans (generally, loans secured by an interest in improved real estate). The percentage of taxable income method permitted the institution to deduct a specified percentage of its taxable income before such deduction, regardless of the institution's actual bad debt experience, subject to certain limitations. From 1988 to 1995, the Bank has claimed bad debt deductions under the percentage of taxable income method because that method produced a greater deduction than did the experience method.

    On August 20, 1996, President Clinton signed the Small Business Job Protection Act ("the Act") into law. One provision of the Act repealed the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995 and provides for recapture of a portion of the reserves existing at the close of the last taxable year beginning before January 1, 1996. See Note 21 to the Consolidated Financial Statements included in Item 8 hereof for a discussion of the effect of this legislation on the Bank. For its tax years beginning on or after January 1, 1996, the Bank will be required to account for its bad debts under the specific charge-off method. Under this method, deductions may be claimed only as and to the extent that loans become wholly or partially worthless.

    ALTERNATIVE MINIMUM TAX. In addition to the regular corporate income tax, corporations, including qualifying savings institutions, are subject to an alternative minimum tax. The 20% tax is computed on Alternative Minimum Taxable Income ("AMTI") and applies if it exceeds the regular tax liability. AMTI is equal to regular taxable income with certain adjustments. For Taxable years beginning after 1989, AMTI includes an adjustment for 75% of the excess of "adjusted current earnings" over regular taxable income. Net operating loss carrybacks and carryforwards are permitted to offset only 90% of AMTI. Alternative minimum tax paid can be credited against regular tax due in later years.

    TAX RESIDUALS. From time to time the Company acquires tax residuals. Although a tax residual has little or no future economic cash flows from the REMIC from which it has been issued, the tax residual does bear the income tax liability or benefit resulting from the difference between the interest rate paid on the securities by the REMIC and the interest rate received on the mortgage loans held by the REMIC. This generally results in taxable income for the Company in the first several years of the REMIC and equal amounts of tax deductions thereafter. The Company receives cash payments in connection with the acquisition of tax residuals to compensate the Company for the time value of money associated with the tax payments related to these securities and the costs of modeling, recording, monitoring and reporting the securities. The Company defers all fees received and recognizes such fees in interest income on a level yield basis over the expected life of the deferred tax asset related to tax residuals. The Company also adjusts the recognition in interest income of fees deferred based upon the changes in the actual prepayment rates of the underlying mortgages held by the REMIC and periodic reassessments of the expected life of the deferred tax asset related to tax residuals. At December 31, 1996, the Company's gross deferred tax assets included $3.7 million which was attributable to the Company's tax residuals and related deferred income. The Company's current portfolio of tax residuals are not expected to generate future taxable income. Because of the manner in which REMIC residuals are treated for tax purposes, at December 31, 1996, the Company had approximately $10.2 million of net operating loss carryforwards for federal income tax purposes which were attributable to sales of tax residuals. See Note 21 to the Consolidated Financial Statements included in
Item 8 hereof.

    INVESTMENTS IN LOW-INCOME-HOUSING TAX CREDIT INTERESTS. For a discussion of the tax effects of investments in low-income-housing tax credit interests, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Income Tax Expenses" and "Business-Investment Activities-Investment in Low-Income Housing Tax Credit Interests."

    EXAMINATIONS. The most recent examination by the Internal Revenue Service of the Company's Federal income tax returns was of the tax returns filed for 1991 and 1992. The statute of limitations has run with respect to all tax years prior to those years. Thus, the Federal income tax returns for the years 1991 and 1992 (due to a waiver of the statute of limitations) and 1993 through 1995 are open for examination. The Internal Revenue Service currently is completing an examination of the Company's Federal income tax returns for 1993 and 1994; management of the Company does not anticipate any material adjustments as a result of these examinations, although there can be no assurances in this regard. No state return of the Company has been examined, and no notification has been received by the Company that any state intends to examine any of its tax returns.

STATE TAXATION

    The Company's income is subject to tax by the State of Florida, which has a statutory tax rate of 5.5%, and is determined based on certain apportionment factors. The Company is taxed in New Jersey on income, net of expenses, earned in New Jersey at a statutory rate of 3.0%

ITEM 2. PROPERTIES

OFFICES

    At December 31, 1996, the Company conducted business from its executive and administrative offices located in West Palm Beach, Florida and a full-service Banking office located in northern New Jersey.

    The following table sets forth information relating to the Company's executive and main offices at December 31, 1996.

                                                         NET BOOK VALUE OF
                                                            PROPERTY OR
                                                             LEASEHOLD
     LOCATION                          OWNED/LEASED         IMPROVEMENTS
---------------------------            -------------       -----------------
                                                        (DOLLARS IN THOUSANDS)
Executive Offices:
1675 Palm Beach Lakes Blvd.
West Palm Beach, FL                       Leased               $   5,058

Main Office:
2400 Lemoine Ave.
Lee, NJ                                   Leased               $       -


    In addition to the above offices, the Company recently established loan production offices in California, Illinois, Massachusetts and Utah, all of which are leased. For additional information see "Investment Activities--Single-Family Residential Loans" of Item 1 hereof.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings occurring in the ordinary course of business which management of the Company believes will not have a material adverse effect on the financial condition or operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

PRICE RANGE OF THE REGISTRANT'S COMMON STOCK

    The Company's common stock, which began trading on September 25, 1996, is quoted on The Nasdaq Stock Market's National Market ("NASDAQ") under the symbol "OCWN". The following table sets forth, for the periods indicated, the range of high and low closing sales prices of the Company's common stock:

                                                                               HIGH        LOW
                                                                             ---------  ---------
Year Ended December 31, 1996
Third Quarter..............................................................  $  21.00   $   19.00
Fourth Quarter.............................................................     30.50       20.25

    At the close of business on January 31, 1997, the Company's common stock price was $28.50.

    The Company has not paid any cash dividends on its common stock in the last three fiscal years. Refer to "Business-Regulations," in Item 1 hereof and Notes 19 and 24 to the Consolidated Financial Statements included in Item 8 hereof for information with respect to current restrictions on the ability of the Company and the Bank to pay dividends.

NUMBER OF HOLDERS OF COMMON STOCK

    At January 31, 1997, 26,744,170 shares of Company common stock were outstanding and held by approximately 106 holders of record.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following tables present selected consolidated financial data of the Company at the dates and for the periods indicated. The historical operations and balance sheet data at and for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 have been derived from financial statements audited by Price Waterhouse LLP, independent certified public accountants. The selected consolidated financial data should be read in conjunction with, and is qualified in its entirety by reference to, the information in the Consolidated Financial Statements and related notes set forth elsewhere herein.

                                                             YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------------
                                  1996          1995(1)     1994(1)     1993(2)     1992
                                  ------------  ----------  ----------  ---------  ---------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Operations Data:
Interest income.................  $193,894       $  137,275  $  131,458  $  78,923  $  71,723
Interest expense................   116,160           84,060      62,598     35,306     28,148
                                  -------------  ----------  ----------  ---------  ---------
Net interest income.............    77,734           53,215      68,860     43,617     43,575
Provision for loan losses (3)...    22,450            1,121          --         --         --
                                  -------------  ----------  ----------  ---------  ---------
Net interest income after
  provision for loan losses.....    55,284           52,094      68,860     43,617     43,575
                                  -------------  ----------  ----------  ---------  ---------
Gains on sales of interest-
earning assets, net.............    21,682            6,955       5,727      8,386      8,842
Gains on sales of branch
 offices........................        --            5,430      62,600         --         --
Income (loss) on real estate
  owned, net....................     3,827            9,540       5,995     (1,158)     1,050
Fees on financing transactions
  (4)...........................        --               --          --     15,340      6,760
Other non-interest income.......    11,766            9,255       7,253     13,304      8,130
                                  -------------  ----------  ----------  ---------  ---------
Total non-interest income.......    37,275           31,180      81,575     35,872     24,782
                                  -------------  ----------  ----------  ---------  ---------

Non-interest expenses...........    69,578           45,573      68,858     41,859     32,468
Equity in earnings of joint
  venture.......................    38,320               --          --         --         --
Income taxes....................    11,159            4,562      29,724     10,325     11,552
                                  -------------  ----------  ----------  ---------  ---------
Income from continuing
  operations....................    50,142           33,139      51,853     27,305     24,337
Discontinued operations (5).....        --           (7,672)     (4,514)    (2,270)    (1,946)
Extraordinary gains.............        --               --         --       1,538      2,963
Cumulative effect of a change in
  accounting principle..........        --               --         --      (1,341)        --
                                  -------------  ----------  ----------  ---------  ---------
Net income......................   $50,142       $   25,467  $   47,339  $  25,232  $  23,354
                                  -------------  ----------  ----------  ---------  ---------
                                  -------------  ----------  ----------  ---------  ---------
Income per share from continuing
  operations....................     $1.88       $     1.19  $     1.52  $    0.80  $    0.68
                                  -------------  ----------  ----------  ---------  ---------
                                  -------------  ----------  ----------  ---------  ---------
Net income per share............     $1.88       $     0.91  $     1.39  $    0.73  $    0.71
                                  -------------  ----------  ----------  ---------  ---------
                                  -------------  ----------  ----------  ---------  ---------

                                                                          DECEMBER 31,
                                               ------------------------------------------------------------------
                                                   1996        1995(1)       1994(1)       1993(2)        1992
                                               ------------  ------------  ------------  ------------  ----------

                                                                     (DOLLARS IN THOUSANDS)
Balance Sheet Data:
Total assets.................................  $  2,483,685  $  1,973,590  $  1,226,403  $  1,396,677  $  833,117
Securities available for sale (6)............       354,005       337,480       187,717       527,183     340,404
Loans available for sale (6)(7)..............       126,366       251,790       102,293       101,066         754
Investment securities, net...................         8,901        18,665        17,011        32,568      30,510
Mortgage-related securities held for
  investment, net............................       --            --             91,917       121,550     114,046
Loan portfolio, net (7)......................       402,582       295,605        57,045        88,288      41,015
Discounted loan portfolio (7)................     1,060,953       669,771       529,460       303,634     213,038
Investment in low-income housing tax credit
  interests..................................        93,309        81,362        49,442        16,203      --
Real estate owned, net (8)...................       103,704       166,556        96,667        33,497       4,710
Investment in joint venture (14).............        67,909       --            --            --           --
Excess of cost over net assets acquired,
  net........................................       --            --            --             10,467      11,825
Deposits.....................................     1,919,742     1,501,646     1,023,268       871,879     339,622
Borrowings and other interest-bearing
  obligations................................       300,518       272,214        25,510       373,792     361,799
Stockholders' equity(9)......................       203,596       139,547       153,383       111,831      94,396
Other Data (10):
Average assets...............................  $  2,013,283  $  1,521,368  $  1,714,953  $  1,152,655  $  712,542
Average equity...............................       161,332       121,291       119,500        97,895      82,460
Return on average assets (11):
Income from continuing operations............          2.35%         2.18%         3.02%         2.37%       3.42%
Net income...................................          2.35          1.67          2.76          2.19        3.56
Return on average equity (11):
Income from continuing operations............         31.08         27.32         43.39         27.89       29.51
Net income...................................         31.08         21.00         39.61         25.77       30.75
Average equity to average assets.............          8.01          7.97          6.97          8.49       11.57
Net interest spread..........................          5.46          5.25          4.86          4.05        4.66
Net interest margin..........................          4.84          4.54          4.75          4.30        6.06
Efficiency ratio (12)........................         45.38         54.00         45.77         52.66       47.50
Non-performing loans to loans at end of
  period (13)................................          0.56          1.27          4.35          3.71        8.32
Allowance for loan losses to loans at end of
  period (13)................................          0.87          0.65          1.84          0.99        1.80
Bank regulatory capital ratios at end of
  period:
Tangible.....................................          9.33          6.52         11.28          5.25        6.94
Core(Leverage)...............................          9.33          6.52         11.28          6.00        6.94
Risk-based...................................         12.85         11.80         14.74         13.31       21.29
Number of full-service offices at end of
  period.....................................             1             1             3            28          15

------------------------

(1) Financial data at December 31, 1995 and 1994 reflects the Company's sale of two and twenty-three branch offices which resulted in the transfer of deposits of $111.7 million and $909.3 million, respectively, and resulted in a gain on sale of $5.4 million and $62.6 million during 1995 and 1994, respectively. Operations data for 1995 and 1994 reflects the gains from these transactions. Exclusive of these gains and related income taxes and profit sharing expense, the Company's income from continuing operations would have been $30.3 million and $24.0 million during 1995 and 1994, respectively.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Non-Interest Income."

(2) Balance sheet data at December 31, 1993 reflects the merger of Berkeley Federal Savings Company ("Old Berkeley") into the Company on June 3, 1993, and operations data for the year ended December 31, 1993 reflects the operations of Old Berkeley from the date of merger. This transaction was accounted for using the purchase method of accounting.

(3) The provision for loan losses in 1996 consists primarily of $20.6 million related to the Company's discounted loan portfolio. Beginning in the first quarter of 1996, the Company, as requested by the OTS, began recording general valuation allowances on discounted loans. See "Management Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Provision for Loan Losses" and "Non-Interest Income."

(4) Represents a portion of the amounts paid to the Company in connection with the Company's acquisition of certain mortgage-related securities which generate taxable income in the first several years of the instrument's life and tax losses of an equal amount thereafter, but have minimal or no cash flows. Commencing in 1994, such amounts are deferred and recognized in interest income on a level yield basis over the expected life of that portion of the deferred tax asset which relates to tax residuals. See Note 21 to the Consolidated Financial Statements.

(5) In September 1995 the Company announced its decision to dispose of its automated banking division, which was substantially complete at December 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Discontinued Operations" and
Note 3 to the Consolidated Financial Statements.

(6) Securities available for sale were carried at market value at December 31, 1996, 1995, 1994 and 1993 and amortized cost at December 31, 1992. Loans available for sale are carried at the lower of cost or market value.

(7) The discounted loan portfolio consists of mortgage loans purchased at a discount to the unpaid debt, most of which were non-performing or under-performing at the date of acquisition. The loan portfolio and loans available for sale consist of other loans which were originated or purchased by the Company for investment or for potential sale, respectively. See "Business -Lending Activities" and "--Discounted Loan Acquisition and Resolution Activities," respectively. Data related to discounted loans does not include discounted loans held by the joint venture referenced below.

(8) Real estate owned is primarily attributable to the Company's discounted loan acquisition and resolution business.

(9) Reflects the Company's repurchase of 8,815,060 shares of its Common Stock during 1995 for an aggregate of $42.0 million.

(10) Ratios for periods subsequent to 1992 are based on average daily balances during the respective periods and ratios for 1992 are based on an average of month-end balances during the period. Ratios are annualized where appropriate.

(11) Exclusive of the SAIF assessment in 1996 and gains from the sales of branch offices in 1995 and 1994 and related income taxes and profit sharing expense, (i) return on average assets on income from continuing operations amounted to 2.54%, 2.00% and 1.40% during 1996, 1995 and 1994, respectively, and (ii) return on average equity on income from continuing operations amounted to 33.35%, 25.02% and 20.06% during 1996, 1995 and 1994, respectively.

(12) The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income including equity in earnings of joint venture. Exclusive of the SAIF assessment in 1996 and gains from the sales of branch offices in 1995 and 1994 and related profit sharing expense, the efficiency ratio amounted to 41.33%, 56.34% and 64.14%, respectively.

(13) Non-performing loans and total loans do not include loans in the Company's discounted loan portfolio or loans available for sale.

(14) Relates to the Company's investment in the LLC. At December 31, 1996, the net discounted loans, which were available for sale, held by such company amounted to $110.7 million. See "Business-Investment in Joint Venture".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of the Company's consolidated financial condition and results of operations and capital resources and liquidity should be read in conjunction with Selected Consolidated Financial Data and the Consolidated Financial Statements and related notes included elsewhere herein.

RESULTS OF OPERATIONS

    GENERAL. The Company recorded record net income of $50.1 million or $1.88 per share for 1996 compared with $25.5 million or $0.91 per share for 1995 and $47.3 million or $1.39 per share for 1994. Included in net income for 1996 is a net charge of $0.15 per share related to the FDIC's assessment to recapitalize the SAIF.

    The Company's income from continuing operations amounted to $50.1 million, $33.1 million and $51.9 million during 1996, 1995 and 1994, respectively. Exclusive of charges for the SAIF assessment in 1996 and gains from the sale of branch offices in 1995 and 1994, net of related profit sharing expense, the Company's income from continuing operations amounted to $54.1 million, $30.3 million and $24.0 million during 1996, 1995 and 1994, respectively. These amounts represented returns on average assets (including the Company's pro rata share of the LLC's average assets for 1996) of 2.54%, 2.00% and 1.40% during 1996, 1995 and 1994, respectively, and returns on average equity of 33.55%, 25.02% and 20.06% during the same respective periods.

    In recent years, the Company has emphasized discounted loan acquisition and resolution activities and a variety of other mortgage lending activities, which generally reflect the Company's focus on business lines which offer the potential for above average returns without increased risk of loss. As a result of the Company's business strategy, the average balance of the Company's discounted loan portfolio increased 91.5% from $352.6 million (20.6% of total average assets) during 1994 to $675.3 million (33.5% of total average assets) during 1996, and the average balance of the Company's other loans, including loans available for sale, increased 92.9% from $261.0 million (15.2% of total average assets) to $503.5 million (25.0% of total average assets) during the same respective periods. This growth in the Company's lending activities, particularly its discounted loan activities, has substantially contributed to the Company's profitability in recent periods. As part of its discounted loan activities, the Company recorded $38.3 million of income related to its investment in the LLC during 1996. The Company's pro rata share of the income from the LLC consists primarily of $10.1 million of net interest income and $35.6 million of gains related to the securitization of residential discounted mortgage loans, offset by $7.6 million of provisions for losses. In addition, the Company, as requested by the OTS, began recording in 1996 general valuation allowances on discounted loans to reflect the inherent losses which may have occurred but have yet to be specifically identified. At December 31, 1996 the Company had a general allowance for loan losses on its discounted loans of $11.5 million.

    The Company's operating results in 1995 and 1994 were significantly affected by the effects of the sale of branch offices at the end of 1995 and 1994, which resulted in $5.4 million and $62.6 million of gains before profit sharing expense and income taxes during these respective periods. As a result of these sales, the Company's average assets decreased during 1995 and the Company's principal source of deposits shifted to brokered and other wholesale deposits. The Company's operating results during 1995 and 1994 were also affected by losses from discontinued operations of its automated banking division and related activities, which, net of applicable tax effect, amounted to $7.7 million and $4.5 million during these periods, respectively.

    NET INTEREST INCOME. The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income received from its interest-earning assets and the interest expense paid on its interest-bearing liabilities. Net interest income is determined by an institution's net interest spread (i.e., the difference between the yield earned on its interest-earning assets and the rates paid on its interest-bearing liabilities), the relative amount of interest-earning assets and interest-bearing liabilities and the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

    The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resultant average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. Information is based on average daily balances during the indicated periods.

                                                               YEAR ENDED DECEMBER 31,
                   ----------------------------------------------------------------------------------------------------------------
                                     1996                                   1995                                1994
                   ----------------------------------------  ----------------------------------  ----------------------------------

                                                 AVERAGE                              AVERAGE                             AVERAGE
                     AVERAGE                      YIELD/      AVERAGE                 YIELD/      AVERAGE                 YIELD/
                     BALANCE       INTEREST        RATE       BALANCE    INTEREST      RATE       BALANCE    INTEREST      RATE
                   ------------  ------------  ------------  ----------  ---------  -----------  ----------  ---------  -----------
                                                                  (DOLLARS IN THOUSANDS)
Average Assets:
Federal funds sold and
  repurchase
  agreements       $     84,997  $      4,681          5.51% $   55,256  $   3,502        6.34%  $  166,592  $   8,861        5.32%
Securities held
  for trading            21,291         1,216          5.71      --         --          --           --         --          --
Securities
  available for
  sale(1)               284,433        26,932          9.47     211,559     18,391        8.69      449,654     27,988        6.22
Loans available
  for sale(2)           175,078        17,092          9.76     167,011     15,608        9.35      179,962     19,353       10.75
Investment
  securities and
  other(3)               36,264         3,990         11.00      46,440      4,033        8.68       79,895      9,842       12.32
Mortgage-related
  securities held
  for investment        --            --            --           77,257      4,313        5.58      140,321      6,930        4.94
Loan portfolio
  (1)                   328,378        36,818         11.21     130,901     15,430       11.79       81,070      5,924        7.31
Discounted loan
  portfolio             675,345       103,165         15.28     483,204     75,998       15.73      352,633     52,560       14.91
                   ------------  ------------                ----------    -------               ----------  ---------
Total interest
  earning assets,
  interest income     1,605,786       193,894         12.07   1,171,628    137,275       11.72    1,450,127    131,458        9.07
Non-interest
  earning cash            6,372                                  17,715                              27,717
Investment in
  low-income
  housing tax
  credit
  interests              83,110                                  63,925                              39,135
Allowance for
  loan losses           (11,250)                                 (1,180)                             (2,689)
Other assets            329,265                                 269,280                             200,663
                   ------------                            ------------                        ------------
Total assets       $  2,013,283                            $  1,521,368                        $  1,714,953
                   ------------                            ------------                        ------------
                   ------------                            ------------                        ------------
Average
  Liabilities
  and
  Stockholders'
  Equity:
Interest-bearing
  demand deposits  $     33,167           620          1.87  $   31,373      1,031        3.29   $   77,433      1,396        1.80
Savings deposits          3,394            78          2.30      20,370        451        2.21      138,434      2,602        1.88
Certificates of
  deposit             1,481,197        93,075          6.28   1,119,836     70,371        6.28      928,209     40,963        4.41
                   ------------  ------------                ----------  ---------               ----------  ---------
Total interest-
  bearing
  deposits            1,517,758        93,773          6.18   1,171,579     71,853        6.13    1,144,076     44,961        3.93
Reverse
  repurchase
  agreements             19,581         1,101          5.62      16,754        951        5.68      254,457     10,416        4.09
Securities sold
  but not yet
  purchased             --            --            --           17,149      1,142        6.66       39,526      2,780        7.03
Federal Home Loan
  Bank advances          71,221         4,053          5.69      14,866      1,126        7.57       26,476      1,232        4.65
Notes, debentures
  and other
  interest
  bearing
  obligations           148,282        17,233         11.62      78,718      8,988       11.42       25,041      3,209       12.81
                   ------------  ------------                ----------  ---------               ----------  ---------
Total interest-
  bearing
  liabilities,
  interest
  expense             1,756,842       116,160          6.61   1,299,066     84,060        6.47    1,489,576     62,598        4.20
Non-interest
  bearing
  deposits               10,938                                  19,960                              69,276
Advances for
  taxes and
  insurance              41,306                                   4,073                               2,430
Other
  liabilities            42,865                                  76,978                              34,171
                   ------------                               ---------                           ---------
Total liabilities     1,851,951                               1,400,077                           1,595,453
Stockholders'
  equity                161,332                                 121,291                             119,500
                   ------------                               ---------                           ---------
Total liabilities
  and
  stockholders'
  equity           $  2,013,283                              $1,521,368                          $1,714,953
                   ------------                              ----------                          ----------
                   ------------                              ----------                          ----------
Net interest
  income                         $     77,734                            $  53,215                           $  68,860
                                  ------------                           ---------                           ---------
                                  ------------                           ---------                           ---------

Net interest
  spread                                               5.46%                              5.25%                               4.86%
                                                       ----                               ----                                ----
                                                       ----                               ----                                ----
Net interest
  margin                                               4.84%                              4.54%                               4.75%
                                                       ----                               ----                                ----
                                                       ----                               ----                                ----
Ratio of
  interest-
  earning assets
  to interest-
  bearing
  liabilities           91%                                     90%                                  97%
                        --                                      --                                   --
                        --                                      --                                   --

(1) Excludes effect of unrealized gains or losses on securities available for sale, net of taxes.

(2) The average balances of loans available for sale and the loan portfolio include non-performing loans, interest on which is recognized on a cash basis.

(3) Interest income from investment securities and other includes interest income attributable to that portion of the Company's deferred tax asset which relates to tax residuals. See "Taxation-Federal Taxation-Tax Residuals" and Note 21 to the Consolidated Financial Statements. If the average balance of the deferred tax asset related to tax residuals was included in the average balance of investment securities and other, the weighted average yield would have been 7.34%, 5.93% and 11.48% during 1996, 1995 and 1994, respectively.

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

                                                                                YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------
                                                                    1996 VS 1995                      1995 VS 1994
                                                             INCREASE (DECREASE) DUE TO        INCREASE (DECREASE) DUE TO
                                                           -------------------------------  ---------------------------------

                                                             RATE      VOLUME      TOTAL       RATE      VOLUME      TOTAL
                                                           ---------  ---------  ---------  ----------  ---------  ----------
                                                                                 (DOLLARS IN THOUSANDS)
Interest-Earning Assets:
Federal funds sold and repurchase agreements.............  $    (507) $   1,686  $   1,179  $    1,445  $  (6,804) $   (5,359)
Securities available for sale............................      1,757      6,784      8,541       8,584    (18,181)     (9,597)
Securities held for trading..............................        608        608      1,216      --         --          --
Loans available for sale.................................        713        771      1,484      (2,417)    (1,328)     (3,745)
Investment securities and other..........................        947       (990)       (43)     (2,401)    (3,408)     (5,809)
Mortgage-related securities held for investment..........     --         (4,313)    (4,313)        812     (3,429)     (2,617)
Loan portfolio...........................................       (788)    22,176     21,388       4,747      4,759       9,506
Discounted loan portfolio................................     (2,235)    29,402     27,167       3,041     20,397      23,438
                                                           ---------  ---------  ---------  ----------  ---------  ----------
Total interest-earning assets............................        495     56,124     56,619      13,811     (7,994)      5,817
                                                           ---------  ---------  ---------  ----------  ---------  ----------
Interest-Bearing Liabilities:
Interest-bearing demand deposits.........................       (467)        56       (411)        752     (1,117)       (365)
Savings deposits.........................................         17       (390)      (373)        395     (2,546)     (2,151)
Certificates of deposit..................................         (3)    22,707     22,704      19,777      9,631      29,408
                                                           ---------  ---------  ---------  ----------  ---------  ----------
Total interest-bearing deposits..........................       (453)    22,373     21,920      20,924      5,968      26,892
Reverse repurchase agreements............................         (9)       159        150       2,926    (12,391)     (9,465)
Securities sold but not yet purchased....................     --         (1,142)    (1,142)       (141)    (1,497)     (1,638)
Federal Home Loan Bank Advances..........................       (345)     3,272      2,927         574       (680)       (106)
Notes, debentures and other..............................        163      8,082      8,245        (386)     6,165       5,779
                                                           ---------  ---------  ---------  ----------  ---------  ----------
Total interest-bearing liabilities.......................       (644)    32,744     32,100      23,897     (2,435)     21,462
                                                           ---------  ---------  ---------  ----------  ---------  ----------
Increase (decrease) in net interest income...............  $   1,139  $  23,380  $  24,519  $  (10,086) $  (5,559) $  (15,645)
                                                           ---------  ---------  ---------  ----------  ---------  ----------
                                                           ---------  ---------  ---------  ----------  ---------  ----------

1996 versus 1995

    The Company's net interest income increased by $24.5 million or 46.1% during 1996, as compared to the prior year. This increase resulted from a $56.6 million or 41.2% increase in interest income due to a $434.2 million or 37.1% increase in average interest-earning assets during 1996 and, to a lesser extent, a 35 basis point increase in the weighted average yield on such assets. The increase in interest income was offset in part by a $32.1 million or 38.2% increase in interest expense due to a $457.8 million or 35.2% increase in average interest-bearing liabilities, primarily certificates of deposit, FHLB advances, notes and debentures, and to a lesser extent, a 14 basis point increase in the weighted average rate paid on interest-bearing liabilities. The Company's net interest margin increased to 4.84% in 1996 from 4.54% in 1995.

    The increase in interest income during 1996, as compared to the prior year, reflects substantial increases in the average balances on the discounted loan portfolio and the loan portfolio as a result of the Company's increased emphasis on multi-family residential and commercial real estate loans in recent periods, as well as an increase in the average balance of loans available for sale as a result of the Company's recent emphasis on single-family residential loans to non-conforming borrowers. Beginning in 1996, adjustments to reduce the carrying value of discounted loans to the fair value of the property securing the loan are charged against the allowance for loan losses on the discounted loan portfolio. Prior to 1996, such adjustments were charged against interest income on discounted loans. Had charge-offs on discounted loans been included as a reduction of interest income in 1996, the weighted average yield on the discounted loan portfolio would have been 13.9%.

    The average balance of the Company's interest-bearing liabilities increased substantially during 1996, as compared to the prior year, as a result of a $361.4 million or 32.3% increase in the average balance of certificates of deposit, a $56.4 million or 379.1% increase in the average balance of FHLB advances and a $69.6 million or 88.4% increase in the average balance of notes and debentures, which reflect the Company's continued reliance on brokered and other wholesale certificates of deposit and advances from the FHLB as a source of funds and the Company's issuance of the Notes in September 1996 and the Bank's issuance of the Debentures in June 1995, respectively.

1995 versus 1994

    The Company's net interest income decreased by $15.6 million or 22.7% during 1995 as a result of a $21.5 million or 34.3% increase in interest expense, which was primarily attributable to the Company's use of brokered and other wholesale deposits as a principal source of funds following the branch sale in 1994. The Company believes that the increase in interest expense in 1995 was substantially offset by the decrease in non-interest expense during this period as a result of the branch sales at the end of 1995 and 1994. The Company's interest income increased by $5.8 million or 4.4% during 1995, but was adversely affected by a decrease in the average balance of interest-earning assets during the period as a result of the branch sales. The Company's net interest margin decreased from 4.75% during 1994 to 4.54% during 1995.

    The weighted average yield on interest-earning assets increased from 9.07% in 1994 to 11.72% in 1995 primarily as a result of increases in the weighted average yields on the Company's loan portfolio and discounted loan portfolio. The weighted average yield on the Company's loan portfolios increased during 1995 because commercial real estate loans, which have higher interest rates than single-family residential loans, comprised a significantly larger proportion of such portfolios during this period. Average interest-earnings assets decreased by $278.5 million or 19.2% during 1995 as increases in the outstanding balances of the Company's loan portfolios were more than offset by decreases in the average balances of all other categories of interest-earning assets as a result of the sales of branch offices at the end of 1995 and 1994.

    The weighted average rate paid on interest-bearing liabilities increased from 4.20% in 1994 to 6.47% in 1995 as a result of the Company's increased utilization of brokered and other wholesale deposits, as noted above, and an increase in market interest rates generally. Average interest bearing liabilities decreased by $190.5 million or 12.8% in 1995 as increases in the average balances of certificates of deposits and subordinated debentures and other interest-bearing obligations, due primarily to the Bank's issuance of the Debentures in June 1995, were more than offset by decreases in the average balances of all other categories of interest-bearing liabilities.

    PROVISIONS FOR LOAN LOSSES. Provisions for losses on loans are charged to operations to maintain an allowance for losses on each of the loan portfolio and the discounted loan portfolio at a level which management considers adequate based upon an evaluation of known and inherent risks in such loan portfolios. Management's periodic evaluation is based on an analysis of each of the discounted loan portfolio and the loan portfolio, historical loss experience, current economic conditions and other relevant factors.

    Prior to 1996, provisions for losses on loans were not established in connection with the discounted loan portfolio because adjustments to reduce the carrying value of discounted loans to the lower of amortized cost or the fair market value of the properties securing the loans discounted at the effective interest rate, which amounted to $5.0 million in 1995, were recorded in interest income on discounted loans. This change in methodology for valuing discounted loans, as requested by the OTS, resulted in the establishment of a provision for losses on discounted loans of $20.6 million in 1996. In addition, beginning in 1996 the Company has recorded all charge-offs net of recoveries on the discounted loan portfolio, which amounted to $9.0 million, against the allowance for losses on discounted loans. During 1996, the Company established a $1.9 million provision for losses related to its loan portfolio, as compared to $1.1 million in 1995 and $0 in 1994. Charge-offs, net of recoveries, on the loan portfolio amounted to $296,000 and $245,000 in 1996 and 1995, respectively. The Company had net recoveries of $187,000 on its loan portfolio in 1994. The increases in the provisions from 1994 to 1995 and from 1995 to 1996 were primarily the result of increases in the amount of loans outstanding, particularly multi-family residential and commercial real estate loans.

    Although management utilizes its best judgment in providing for possible loan losses, there can be no assurance that the Company will not change its provisions for possible loan losses in subsequent periods to a higher level from that recorded during 1996. Changing economic and business conditions, fluctuations in local markets for real estate, future changes in nonperforming asset trends, large upward movements in market interest rates or other reasons could affect the Company's future provisions for loan losses. In addition, the OTS, as an integral part of its examination process, periodically reviews the adequacy of the Company's allowance for losses on loans and discounted loans. Such agency may require the Company to recognize changes to such allowances for losses based on its judgment about information available to it at the time of examination.

    NON-INTEREST INCOME. Non-interest income increased by $6.1 million or 19.5% in 1996 as compared to 1995. The $5.4 million and $62.6 million gains from the sale of branch offices in 1995 and 1994, respectively, significantly affected the Company's non-interest income for those years. Exclusive of these gains, non-interest income increased by $11.5 million or 44.8% in 1996 and by $6.8 million or 35.7% in 1995. The increase in non-interest income was primarily attributable to gains from the sale of interest-earning assets in 1996, and to income on real estate owned and gains from the sale of interest-earning assets in 1995.

    The following table sets forth the principal components of the Company's non-interest income during the periods indicated.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------

                                                                                       (DOLLARS IN THOUSANDS)
Servicing fees and other charges.................................................  $   4,682  $   2,870  $   4,786
Gains on sales of interest-earning assets, net...................................     21,682      6,955      5,727
Income on real estate owned, net.................................................      3,827      9,540      5,995
Gain on sale of hotel............................................................       --        4,658       --
Other income.....................................................................      7,084      1,727      2,467
                                                                                   ---------  ---------  ---------
Subtotal.........................................................................     37,275     25,750     18,975
Gain from sale of branch offices.................................................     --          5,430     62,600
                                                                                   ---------  ---------  ---------
Total............................................................................  $  37,275  $  31,180  $  81,575
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    Servicing fees and other charges increased in 1996 primarily as a result of a $3.0 million increase in loan servicing and related fees as a result of the Company's increase in loans (primarily non-performing) serviced for others. At December 31, 1996 the Company serviced 30,163 loans for others with an unpaid principal balance of $1.92 billion, as compared to 1,366 loans with an unpaid principal balance of $361.6 million at December 31, 1995. Servicing fees and other charges decreased in 1995, primarily as a result of a $2.3 million decrease in deposit-related fees, which decreased as a result of the branch sales at the end of 1995 and 1994, and a $121,000 decrease in loan fees primarily as a result of a decrease in late charges on loans, offset in part by a $783,000 servicing fee received by the Company from the purchaser of the branch offices sold at the end of 1994 for servicing deposits subsequent to the sale but prior to their effective transfer.

    Net gains on sales of interest-earning assets in 1996 were primarily comprised of a $5.4 million gain from the sale of 256 single-family loans in the Company's discounted loan portfolio which had been brought current in accordance with their terms, a $4.5 million gain from the sale of certain large commercial loans in the Company's discounted loan portfolio, a $7.2 million net gain from the securitization of $219.6 million of single-family non-conforming loans and subsequent sale of the senior classes of mortgage-backed securities backed by such loans, and a $7.9 million net gain from the securitization of $136.5 million of large commercial discounted loans and subsequent sale of the mortgage-backed securities backed by such loans. Net gains on sales of interest-earning assets in 1995 were primarily comprised of a $6.0 million gain from the sale of loans in the Company's discounted loan portfolio which had been brought current in accordance with their terms and a $1.6 million gain from the securitization of $83.9 million of multi-family residential loans and subsequent sale of the FNMA mortgage-backed securities backed by such loans. Net gains on sales of interest-earning assets in 1994 were primarily comprised of $7.2 million of net gains from the sale of multi-family residential loans and mortgage-backed securities, $1.8 million of gains from trading activities, $890,000 of gains from the sale of loans in the Company's discounted loan portfolio which had been brought current in accordance with their terms and $2.1 million of gains from the sale of timeshare and other consumer loans, which more than offset $6.3 million of net losses from the sale of mortgage-backed and related securities backed by single-family residential loans. Gains on sale of interest-earning assets (as well as other assets, such as real estate owned, as discussed below) generally are dependent on various factors which are not necessarily within the control of the Company, including market and economic conditions. As a result, there can be no assurance that the gains on sale of interest-earning assets (and other assets) reported by the Company in prior periods will be reported in future periods or that there will not be substantial inter-period variations in the results from such activities.

    The following table sets forth the information regarding the Company's income on real estate owned during the periods indicated, which were primarily related to the discounted loan portfolio.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------

                                                                                       (DOLLARS IN THOUSANDS)
Gains on sales...................................................................  $  22,835  $  19,006  $  21,308
Provision for losses in fair value...............................................    (18,360)   (10,510)    (9,074)
Rental income (carrying costs), net..............................................       (648)     1,044     (6,239)
                                                                                   ---------  ---------  ---------
Income on real estate owned, net.................................................  $   3,827  $   9,540  $   5,995
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    For additional information relating to the Company's real estate owned, see "Business--Asset Quality--Real Estate Owned."

    In October 1995, the Company sold one of the two hotels owned by the Company for a gain of $4.7 million.

    Other income increased during 1996 primarily as a result of a $4.9 million gain on the sale of certain of the Company's investment in low-income housing tax credits. See "Business-Investment Activities-Investments in Low Income Housing Tax Credit Interests." Other income decreased in 1995 primarily because other income in 1994 included $627,000 of servicing fees received in connection with the servicing of the private mortgage insurance business of subsidiaries of IMI, which were sold in 1993, and $858,000 of fees received by Ocwen Asset Management, Inc. ("OAM"), a subsidiary of the Company which had managed mortgage-backed and related securities as a discretionary asset manager for an unaffiliated party. These decreases were partially offset by a $1.0 million litigation settlement received in 1995 from a broker-dealer relating to a tax residual transaction.

    The Company realized a $5.4 million gain from the sale of two branch offices and $111.7 million of related deposits at the end of 1995 and a $62.6 million gain from the sale of 23 branch offices and $909.3 million of related deposits at the end of 1994. The Company sold these branch offices and the related deposit liabilities because of the premiums which could be obtained for such deposits under existing market and economic conditions and because the Company believed that it could replace these deposits with other sources of funds, such as brokered and other wholesale deposits, FHLB advances and reverse repurchase agreements, which management generally believes have an effective cost to the Company which is more attractive than the deposits obtained from branch offices after the general and administrative expense associated with such offices is taken into account. The Company funded the sale of the deposits transferred in the branch sales with cash and cash equivalents obtained from brokered and other wholesale deposits, proceeds obtained from sales of securities classified as available for sale and other sources of funds. For a breakdown of the components of the gains from the branch sales, see Note 2 to the Consolidated Financial Statements included in
Item 8 hereof.

    NON-INTEREST EXPENSE. Non-interest expense increased by $24.0 million or 52.7% during 1996 and decreased by $23.3 million or 33.8% during 1995. The increase in non-interest expense in 1996 has primarily related to a $14.6 million or 61.3% increase in employee compensation and benefits and the SAIF assessment of $7.1 million. The decrease in non-interest expense in 1995 reflects the sale of twenty-three of the Company's branch offices at the end of 1994 and, to a lesser extent, the sale of two of the Company's other branch offices at the end of 1995.

    The following table sets forth the principal components of the Company's non-interest expense during the periods indicated.

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------

                                                                                       (DOLLARS IN THOUSANDS)
Compensation and employee benefits...............................................  $  38,357  $  23,787  $  42,395
Occupancy and equipment..........................................................      8,921      8,360     11,537
Amortization of goodwill.........................................................     --         --          1,346
Hotel operations (income) expense, net...........................................       (453)       337       (723)
SAIF assessment..................................................................      7,140     --         --
Other operating expenses.........................................................     15,613     13,089     14,303
                                                                                   ---------  ---------  ---------
Total............................................................................  $  69,578  $  45,573  $  68,858
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The increase in compensation and employee benefits in 1996 reflected an increase in the average number of full-time equivalent employees from 344 in 1995 to 398 in 1996 primarily as a result of the increase in the number of loans serviced by the Company for its own account and others, as well as an $8.4 million increase in profit sharing expense, whereas the decrease in compensation and employee benefits in 1995 reflected a decrease in the average number of full-time equivalent employees from 548 in 1994 to 344 in 1995 as a result of the sales of branch offices and other reduction in work force measures, as well as a $10.7 million decrease in profit sharing expense.

    The increase in occupancy and equipment expense of $561,000 in 1996 was related to the increase in leased office space attributable to the increase in the number of full-time equivalent employees discussed above. The decrease in occupancy and equipment expense in 1995 reflected the sale of branch offices at the end of 1994 and lower occupancy costs as a result of the Company's move to new executive offices in 1995.

    Other expenses increased by $2.5 million in 1996, primarily as a result of an $885,000 increase in FDIC insurance premiums and a $1.7 million increase in loan related expenses. Other expenses decreased in 1995 primarily as a result of a $641,000 decrease in travel and lodging expenses, a $337,000 decrease in marketing expenses and a $683,000 decrease in miscellaneous other expenses, which were offset in part by a $1.1 million increase in loan related expenses. See Note 25 to the Consolidated Financial Statements included in Item 8 hereof.

    EQUITY IN EARNINGS OF INVESTMENT IN JOINT VENTURE. Equity in earnings of investment in joint venture relates to the joint venture formed in March
1996 to acquire discounted single-family residential loans from HUD. The Company's equity in earnings of the LLC of $38.3 million includes 50% of the net income of the LLC before deduction of the Company's 50% share of loan servicing fees, which are paid 100% to the Company, 50% of the gain on sale of loan servicing rights which the Company acquired from the LLC, $7.6 million in provision for losses on the equity investment in the joint venture and $460,000 in gain on sale of future contracts used to hedge the loans securitized. The Company's 50% pro rata share of the LLC's income consisted primarily of $10.1 million of net interest income on discounted loans and $35.6 million of gains on sales of discounted loans. The gains on the sales of discounted loans were primarily the result of the securitization of 9,825 loans with an unpaid principal balance of $419.4 million and past due interest of $86.1 million and a net book value of $394.2 million. The Company has recognized 50% of the loan servicing fees not eliminated in consolidation in servicing fees and other charges. See "Business--Investment in Joint Venture" and Note 2 to the Consolidated Financial Statements included in Item 8 hereof.

    INCOME TAX EXPENSE. Income tax expense on the Company's income from continuing operations amounted to $11.2 million, $4.6 million and $29.7 million during 1996, 1995 and 1994, respectively. The Company's effective tax rate amounted to 18.2%, 12.1% and 36.4% during 1996, 1995 and 1994, respectively. The Company's low effective tax rates in 1996 and 1995 were primarily attributable to the tax credits resulting from the Company's investment in low-income housing tax credit interests, which amounted to $9.3 million, $7.7 million and $5.4 million during 1996, 1995 and 1994, respectively. The Company's effective tax rate in 1994 includes the effects of the Company's write-off of the remaining goodwill of $9.1 million in connection with the sale of branch offices which was not deductible for tax purposes, and an increase in state taxes, which more than offset the benefits of tax credits resulting from the Company's investment in low-income housing tax credit interests. Exclusive of the above amounts, the Company's effective tax rate amounted to 33.4%, 32.6% and 43.1% during 1996, 1995 and 1994, respectively.

    DISCONTINUED OPERATIONS. In September 1995, the Company announced its decision to dispose of its automated banking division and related activities. As a result of this decision, an after-tax loss on disposal of $3.2 million was recorded, which consisted of a net loss of $2.0 million on the sale of assets and a loss of $1.2 million incurred from related operations until the sale and disposition, which was substantially completed at December 31, 1995. Losses from the operations of the discontinued division prior to discontinuance, net of tax, amounted to $4.5 million during 1995 and 1994. See Note 3 to the Consolidated Financial Statements included in Item 8 hereof.

CHANGES IN FINANCIAL CONDITION

    The following table sets forth information relating to certain of the Company's assets and liabilities at the dates indicated.

                                                                          DECEMBER 31,       INCREASE (DECREASE) IN
                                                                     ----------------------  -----------------------
                                                                        1996        1995      DOLLARS      PERCENT
                                                                     ----------  ----------  ----------  -----------

                                                                                 (DOLLARS IN THOUSANDS)
Assets:
Securities held for trading........................................  $   75,606  $   --      $   75,606        --  %
Securities available for sale......................................     354,005     337,480      16,525         4.9
Loans available for sale...........................................     126,366     251,790    (125,424)      (49.8)
Loan portfolio, net................................................     402,582     295,605     106,977        36.2
Discounted loan portfolio, net.....................................   1,060,953     669,771     391,182        58.4
Investment in low-income housing tax credit interests..............      93,309      81,362      11,947        14.7
Investment in joint venture........................................      67,909      --          67,909        --
Real estate owned, net.............................................     103,704     166,556     (62,852)      (37.7)
Investment in real estate..........................................      41,033      11,957      29,076       243.2
Deferred tax asset.................................................       5,860      22,263     (16,403)      (73.7)
Total assets.......................................................   2,483,685   1,973,590     510,095        25.8
Liabilities:
Deposits...........................................................   1,919,742   1,501,646     418,096        27.8
FHLB advances......................................................         399      70,399     (70,000)      (99.4)
Reverse repurchase agreements......................................      74,546      84,761     (10,215)      (12.1)
Subordinated debentures............................................     225,573     117,054     108,519        92.7
Total liabilities..................................................   2,280,089   1,834,043     446,046        24.3
Stockholders' equity...............................................     203,596     139,547      64,049        45.9


    SECURITIES HELD FOR TRADING.. The Company held $75.6 million in single-family CMOs for trading at December 31, 1996. This security, which was sold in January 1997, was acquired from the LLC in connection with the LLC's securitization of a portion of the HUD Loans. See "Business-Investment in Joint Venture-Securitization of the HUD Loans".

    SECURITIES AVAILABLE FOR SALE. Securities available for sale increased by $16.5 million or 4.9% during 1996 primarily as a result of the purchase of $88.6 million of I/Os, the acquisition of two REMIC residual securities with a carrying value of $20.6 million in connection with the Company's securitization of $219.6 million of single-family residential loans to non-conforming borrowers, the acquisition of a subordinate security with a carrying value of $18.9 million from the LLC in connection with the LLC's securitization of the HUD Loans and the acquisition of an additional $32.1 million of subordinate securities, of which $9.2 million were acquired in connection with the Company's securitization of $136.5 million of commercial discounted loans offset by the sale and repayment of $76.3 million of CMOs, the sale of $46.4 million of subordinate securities and the sale of $16.1 million of IOs. For additional information relating to these investments, see "Business -Investment Activities--Mortgage-Backed and Related Securities" and Note 6 to the Consolidated Financial Statements included in Item 8 hereof.

    LOANS AVAILABLE FOR SALE. Loans available for sale decreased by $125.4 million or 49.8% during 1996 and consists primarily of single-family residential loans to non-conforming borrowers. The decrease in 1996 occurred primarily as a result of sales of $381.1 million of single-family residential loans, $14.9 million of multi-family residential loans and principal payments of $26.7 million, which substantially offset the purchase and origination of $304.5 million of such loans. Of the single-family loans sold during 1996, $219.6 million were due to the Company's securitization of such loans. See "Business -Lending Activities-- Single-Family Residential Loans."

    LOAN PORTFOLIO, NET. The Company's net loan portfolio increased by $107.0 million or 36.2% during 1996 primarily as a result of increased investment in multi-family residential loans, particularly construction loans, and commercial real estate loans secured by hotel and office buildings. From December 31, 1995 to December 31, 1996, multi-family residential loans, including construction loans, increased by $18.8 million, and commercial real estate and land loans increased by $142.6 million, including a $74.5 million and a $67.5 million increase in loans secured by hotels and office buildings, respectively. See "Business--Lending Activities."

    Non-performing loans amounted to $2.3 million or 0.6% of total loans at December 31, 1996, as compared to $3.9 million or 1.3% of total loans at December 31, 1995. At December 31, 1996, non-performing loans consisted primarily of $2.1 million of single-family residential loans. The Company's allowance for loan losses amounted to 154.2% and 50.5% of non-performing loans at December 31, 1996 and 1995, respectively. See "Business - Asset Quality" and
Note 9 to the Consolidated Financial Statements included in Item 8 hereof.

    DISCOUNTED LOAN PORTFOLIO, NET. The $391.2 million or 58.4% increase in the Company's net discounted loan portfolio during 1996 occurred primarily because discounted loan acquisitions having an unpaid principal balance of $1.11 billion more than offset $371.2 million of resolutions and repayments, $138.5 million of transfers to real estate owned and $230.2 million of sales. Of the discounted loans sold during 1996, $136.5 million were due to the Company's securitization of performing commercial discounted loans. See "Business--Discounted Loan Acquisition and Resolution Activities" and Note 10 to the Consolidated Financial Statements included in Item 8 hereof.

    At December 31, 1996, discounted loans which were performing in accordance with original or modified terms amounted to $579.6 million or 44.1% of the gross discounted loan portfolio, as compared to $351.6 million or 37.3% of the gross discounted loan portfolio at December 31, 1995. The Company's allowance for losses on its discounted loan portfolio of $11.5 million amounted to 1.1% of the net discounted loan portfolio at December 31, 1996 as compared to 0% at December 31, 1995. See "Business-Asset Quality."

    INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS. In 1993, the Company commenced a multi-family residential lending program which includes direct and indirect investments in multi-family residential projects which have been allocated low-income housing tax credits under Section 42 of the Code by a state tax credit allocating agency. At December 31, 1996, the Company had $93.3 million of investments in low-income housing tax credit interests, as compared to $81.4 million at December 31, 1995.

    Investments by the Company in low-income housing tax interests made on or after May 18, 1995 in which the Company invests solely as a limited partner, which amounted to $12.9 million at December 31, 1996, are accounted for using the equity method in accordance with the consensus of the Emerging Issues Task Force through Issue Number 94-1. Limited partnership investments made prior to May 18, 1995, which amounted to $55.6 million at December 31, 1996, are accounted for under the effective yield method as a reduction of income tax expense. Low-income housing tax credit partnerships in which the Company invests as both a limited and, through a subsidiary, a general partner amounted to $24.8 million at December 31, 1996 and are presented on a consolidated basis. See "Business-Investment Activities-Investment in Low-Income Housing Tax Credit Interests" and Note 14 to the Consolidated Financial Statements included in
Item 8 hereof.

    INVESTMENT IN JOINT VENTURE. The $67.9 million investment in the joint venture at December 31, 1996 represented the Company's investment in a newly-formed company in which the Company and a co-investor each have a 50% interest and is net of valuation allowances of $5.1 million. The LLC was formed to acquire 16,196 single-family residential loans , most of which were not performing in accordance with their original terms, from HUD. The LLC's assets at December 31, 1996 of $146.8 million consist primarily of $110.7 million of discounted loans and $25.6 million of real estate acquired through foreclosure or deed-in-lieu thereof. See "Business-Investment in Joint Venture" and Note 2 to the Consolidated Financial Statement included in Item 8 hereof.

    REAL ESTATE OWNED, NET. Real estate owned, net consists almost entirely of properties acquired by foreclosure or deed-in-lieu thereof on loans in the Company's discounted loan portfolio. Such properties amounted to $100.0 million or 96.5% of total real estate owned at December 31, 1996 and consisted of $49.7 million, $14.0 million and $36.3 million of properties attributable to single-family residential loans, multi-family residential loans and commercial real estate loans, respectively. Real estate owned decreased by $62.9 million or 37.7% during 1996 as a result of decreases in single-family and multi-family real estate owned attributable to the discounted loan portfolio.

    The Company actively manages its real estate owned. During 1996, the Company sold 1,175 properties with a carrying value of $160.6 million as compared to the sale of 1,229 properties with a carrying value of $139.2 million during 1995. These sales resulted in gains, net of the provision for loss, of $4.5 million, $8.5 million and $12.2 million during 1996, 1995 and 1994, respectively, which are included in determining the Company's net income on real estate owned. See "Business-Asset Quality-Real Estate Owned" and Note 11 to the Consolidated Financial Statements.

    INVESTMENT IN REAL ESTATE. In conjunction with its multi-family and commercial real estate lending business activities, the Company has made certain acquisition, development and construction loans in which the Company participates in the expected residual profits of the underlying real estate and the borrower has not made an equity contribution substantial to the overall project. As such, the Company accounts for these loans under the equity method of accounting as though it has made an investment in a real estate limited partnership. The Company's investment in such loans amounted to $24.9 million at December 31, 1996 as compared to $0 at December 31, 1995. Currently, the Company does not intend, except for commitments outstanding, to originate loans on which it participates in the residual profits in the underlying real estate. See "Recent Regulatory Developments" below.

    The Company also has invested indirectly in The Westin Hotel located in Columbus, Ohio. The Company's investment in such property increased to $16.1 million at December 31, 1996 from $12.0 million at December 31, 1995 as a result of capital improvements made to the hotel.

    DEFERRED TAX ASSET. At December 31, 1996, the deferred tax asset, net of deferred tax liabilities, amounted to $5.9 million, a decrease of $16.4 million from the $22.3 million deferred tax asset at December 31, 1995. At December 31, 1996, the gross deferred tax asset amounted to $15.1 million and consisted primarily of $3.7 million related to tax residuals, $3.5 million mark-to-market and reserves on real estate owned properties and $3.9 million of deferred interest expense on the discounted loan portfolio. The gross deferred tax liability amounted to $9.2 million and consisted primarily of $4.6 million of deferred interest income on the discounted loan portfolio and $2.1 million mark-to-market on securities available for sale. At December 31, 1995, the gross tax asset amounted to $39.4 million, of which $27.6 million related to the Company's tax residuals, and the gross deferred tax liability amounted to $17.2 million and consisted primarily of $12.4 million of bad debt reserves established for tax purposes in excess of book reserves and $4.3 million of deferred interest income on the discounted loan portfolio.

    As a result of the Company's earnings history, current tax position and taxable income projections, management believes that the Company will generate sufficient taxable income in future years to realize the deferred tax asset which existed at December 31, 1996. In evaluating the expectation of sufficient future taxable income, management considered future reversals of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was not required at December 31, 1996 because it was management's assessment that, based on available information, it is more likely than not that all of the deferred tax asset will be realized. A valuation allowance will be established in the future to the extent of a change in management's assessment of the amount of the net deferred tax asset that is expected to be realized. See Note 21 to the Consolidated Financial Statements included in Item 8 hereof.

    DEPOSITS. Deposits increased $418.1 million during 1996 primarily as a result of brokered deposits obtained through national investment banking firms which solicit deposits from their customers, which amounted to $1.22 billion at December 31, 1996, as compared to $1.12 billion at December 31, 1995. The Company's deposits also increased during 1996 as a result of the Company's direct solicitation and marketing efforts to regional and local investment banking firms and institutional investors and high net worth individuals. Deposits obtained in this manner amounted to $540.6 million at December 31, 1996 as compared to $273.4 million at December 31, 1995. See "Business -Sources of Funds--Deposits" and Note 16 to the Consolidated Financial Statements.

    FHLB ADVANCES AND REVERSE REPURCHASE AGREEMENTS. FHLB advances and reverse repurchase agreements decreased $80.2 million during 1996 primarily as a result of the repayment of a $70.0 million outstanding FHLB advance which matured in 1996. At December 31, 1996, and from time to time, the Company utilizes such collateralized borrowings as additional sources of liquidity. See Business -Sources of Funds--Borrowings" and Notes 17 and 18 to the Consolidated Financial Statements included in Item 8 hereof.

    NOTES, DEBENTURES AND OTHER INTEREST-BEARING OBLIGATIONS. Notes, debentures and other interest-bearing obligations increased by $108.5 million during 1996 primarily as a result of the $125.0 million of 11.875% Notes issued by the Company in September 1996. This increase more than offset the repayment of $8.6 million of short-term notes which were privately issued to stockholders of the Company and a $7.8 million decrease in hotel mortgages payable due to the Company's decision in November 1996 to acquire the mortgage payable on the Company's hotel in Columbus, Ohio. See Note 19 to the Consolidated Financial Statements included in Item 8 hereof.

    STOCKHOLDERS' EQUITY. The $64.0 million increase in stockholders' equity during 1996 was primarily due to $50.1 million of net income earned during 1996, a $4.9 million increase in unrealized gain on securities available for sale and a $13.0 million increase in common stock and additional paid-in capital in connection with the issuance of 2,928,830 shares of common stock as a result of the exercise of vested stock options by certain of the Company's and the Bank's current and former officers and directors. These increases more than offset the loans made to certain of such officers and directors to fund their exercise of the stock options, which had an unpaid principal balance of $3.8 million at December 31, 1996.

ASSET AND LIABILITY MANAGEMENT

    Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match asset and liability balances within maturity categories to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by the Asset/Liability Committee, which is composed of directors and officers of the Company and the Bank, in accordance with policies approved by the Board of Directors of the Bank. The Asset/Liability Committee meets regularly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities of investments and borrowings. The Asset/Liability Committee also approves and establishes pricing and funding decisions with respect to the Company's overall asset and liability composition.

    The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. These techniques include interest rate exchange agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate exchange agreements are utilized by the Company to protect against the decrease in value of a fixed-rate asset or the increase in borrowing cost from a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest rate environment. Interest rate exchange agreements had the effect of (decreasing) increasing the Company's net interest income by $(58,000), $358,000 and $(754,000) during 1996, 1995 and 1994, respectively. For additional information see Note 20 to the Consolidated Financial Statements included in Item 8 hereof.

    The Company also enters into interest rate futures contracts, which are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Eurodollar futures contracts have been sold by the Company to hedge the repricing or maturity risk of certain short duration mortgage-related securities, and U.S. Treasury futures contracts have been sold by the Company to offset declines in the market value of its fixed-rate loans and certain fixed-rate mortgage-backed and related securities available for sale in the event of an increasing interest rate environment. At December 31, 1996 and 1995, the Company had entered into Eurodollar futures (short) contracts with an aggregate notional amount of $405.0 million and $412.0 million, respectively, and U.S. Treasury futures (short) contracts with an aggregate notional amount of $165.1 million and $11.1 million, respectively. Futures contracts had the effect of (decreasing) increasing the Company's net interest income by $(729,000), $(619,000) and $650,000 during 1996, 1995 and
1994, respectively. For additional information, see Note 20 to the Consolidated Financial Statements included in Item 8 hereof.

    The Asset/Liability Committee's methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap," which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

    The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1996. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate, mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) nonperforming discounted loans reflect the estimated timing of resolutions which result in repayment to the Company, (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments, (v) NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies of each such category of deposit by the Company, and (vi) escrow deposits and other non-interest bearing checking accounts, which amounted to $96.6 million at December 31, 1996, are excluded. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                         DECEMBER 31, 1996
                     ------------------------------------------------------------------------------------------
                                      FOUR TO
                     WITHIN THREE     TWELVE      MORE THAN ONE YEAR TO THREE
                        MONTHS        MONTHS                 YEARS             THREE YEARS AND OVER    TOTAL
                     ------------  -------------  ---------------------------  --------------------  ----------

                                                       (DOLLARS IN THOUSANDS)
Rate-Sensitive
  Assets:
Interest-earning
  cash.............   $   45,341    $   --                $   --                   $    --           $   45,341
Securities held for
  trading..........        5,031         14,160                17,335                    39,080          75,606
Securities
  available for
  sale.............       27,341         65,571                76,434                   184,659         354,005
Loans available for
  sale(1)..........       11,699         47,281                16,637                    50,749         126,366
Investment
  securities, net..          103        --                    --                          8,798           8,901
Loan portfolio,
  net(1)...........      121,664         98,160                59,744                   123,014         402,582
Discounted loan
  portfolio, net...      205,290        279,894               259,604                   316,165       1,060,953
                     ------------  -------------             --------                ----------      ----------
Total rate-
  sensitive
  assets...........      416,469        505,066               429,754                   722,465       2,073,754
Rate-Sensitive
  Liabilities:
NOW and money
  market checking
  deposits.........        8,097         10,993                   624                     2,494          22,208
Savings deposits...          613            331                   363                     1,454           2,761
Certificates of
  deposit..........      361,337        565,954               370,937                   499,982       1,798,210
                     ------------  -------------             --------                ----------      ----------
Total interest-
  bearing
  deposits.........      370,047        577,278               371,924                   503,930       1,823,179
FHLB advances......       --                399               --                        --                  399
Securities sold
  under agreement
  to repurchase....       74,546        --                    --                        --               74,546
Notes, debentures
  and other
  interest-bearing
  obligations......       --            --                    --                        225,573         225,573
                     ------------  -------------             --------                ----------      ----------

Total rate-
  sensitive
  liabilities......      444,593        577,677               371,924                   729,503       2,123,697
Interest rate
  sensitivity gap
  before off-
  balance sheet
  financial
  instruments......      (28,124)       (72,611)               57,830                    (7,038)        (49,943)
Futures
  contracts and
  interest rate
  swap.............      559,480       (186,781)             (154,632)                 (218,067)         --
                     ------------  -------------             --------                ----------      ----------
Interest rate
  sensitivity gap..   $  531,356    $  (259,392)          $   (96,802)             $   (225,105)     $  (49,943)
                     ------------  -------------             --------                ----------      ----------
                     ------------  -------------             --------                ----------      ----------
Cumulative interest
  rate sensitivity
  gap..............   $  531,356    $   271,964           $   175,162              $    (49,943)
                     ------------  -------------             --------                ----------
                     ------------  -------------             --------                ----------
Cumulative interest
  rate sensitivity
  gap as a
  percentage of
  total rate-
  sensitive
  assets...........        25.62%         13.11%                 8.45%                    (2.41)%


(1) Balances have not been reduced for non-performing loans.

    Although interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, and as required by OTS regulations, the Asset/Liability Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity ("MVPE"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and MVPE that is authorized by the Board of Directors of the Company.

    The following table sets forth at December 31, 1996 the estimated percentage change in the Company's net interest income over a four-quarter period and MVPE based upon the indicated changes in interest rates, assuming an instantaneous and sustained uniform change in interest rates at all maturities.


                                       DECEMBER 31, 1996
                               --------------------------------
  CHANGE (IN BASIS                    ESTIMATED CHANGE IN
 POINTS) IN INTEREST           --------------------------------
      RATES                    NET INTEREST INCOME        MVPE
---------------------          -------------------       ------
     +400                             12.58%             (29.62)%
     +300                              9.43              (29.80)
     +200                              6.29              (24.68)
     +100                              3.14               (9.76)
       0                                --                  --
     -100                             (3.14)               0.49
     -200                             (6.29)              (2.24)
     -300                             (9.43)              (6.63)
     -400                            (12.58)              (9.53)


    The negative estimated changes in MVPE for -100 to -400 changes in interest rates for 1996 is attributable to the Company's sensitivity to decreases in interest rates. Such sensitivity stems from the Company's investments in IO mortgage-backed securities. IO strips exhibit considerably more price volatility than mortgage or ordinary mortgage pass-through securities, due in part to the uncertain cash flows that result from changes in the prepayment rates of the underlying mortgages. In the case of IO strips, increased prepayments of the underlying mortgages as a result of a decrease in market interest rates or other factors can result in a loss of all or part of the purchase price of such security. The Company generally attempts to offset the interest rate risk associated with a particular IO strip by purchasing other securities which reduce such risk.

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

LIQUIDITY

    Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment, discounted loan and lending activities and for other general business purposes. The primary sources of funds for liquidity currently consist of deposits, FHLB advances, reverse repurchase agreements and maturities and principal payments on loans and securities and proceeds from sales thereof.

    The Company's liquidity is actively managed on a daily basis, monitored regularly by the Asset/ Liability Committee and reviewed periodically with the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company, including adequate cash flows for off-balance sheet instruments.

    Sources of liquidity include certificates of deposit which are obtained primarily from wholesale sources. At December 31, 1996, the Company had $1.79 billion of certificates of deposit, including $1.22 billion of brokered certificates of deposit obtained through national investment banking firms, all of which are non-cancelable. At the same date, scheduled maturities of certificates of deposit during the 12 months ending December 31, 1997 and 1998 and thereafter amounted to $916.1 million, $375.3 million and $506.9 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn from the Company upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management of the Company believes that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments, and that brokered and other
                                     55
wholesale deposits can be both a relatively cost-effective and stable source of funds. There can be no assurance that this will continue to be the case in the future, however.

    Sources of borrowings include FHLB advances, which are required to be secured by single-family and/ or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. At December 31, 1996, the Company had $399,000 of FHLB advances outstanding, was eligible to borrow up to an aggregate of $140.0 million from the FHLB of New York (subject to availability of acceptable collateral) and had $96.1 million of single-family residential loans, approximately $10.4 million of multi-family residential loans and $33.5 million of hotel loans which could be pledged as security for such advances. At the same date, the Company had contractual relationships with 12 brokerage firms and the FHLB of New York pursuant to which it could obtain funds from reverse repurchase agreements and had $292.9 million of unencumbered investment securities and mortgage-backed and related securities which could be used to secure such borrowings.

    The Company's operating activities provided cash flows of $101.4 million and used cash flows of $189.4 million and $108.8 million during 1996, 1995 and 1994, respectively. During the foregoing years cash resources were provided primarily by net income and proceeds from sales of loans available for sale, and cash resources were used primarily to purchase and originate loans available for sale.

    The Company's investing activities used cash flows totaling $558.3 million and $474.5 million during 1996 and 1995, respectively, and provided cash flows of $234.5 million during 1994. During the foregoing years, cash flows from investing activities were provided primarily by principal payments on discounted loans and loans held for investment, maturities of and principal payments received on securities available for sale and proceeds from sales of discounted loans, securities available for sale and real estate owned, and cash flows from investing activities were primarily utilized to purchase and originate discounted loans and loans held for investment and purchase securities available for sale.

    The Company's financing activities provided cash flows of $454.5 million and $681.8 during 1996 and 1995, respectively, and used cash flows of $127.9 million during 1994. Cash flows from financing activities were primarily related to changes in the Company's deposits, issuance of the Notes in 1996, issuance of the Debentures in 1995 and advances from FHLB. Cash flows used by financing activities were primarily utilized to repay advances from the FHLB and reverse repurchase agreements and include the transfer of deposits in connection with the sale of branch offices in 1995 and 1994.

    The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. The Bank's liquidity, as measured for regulatory purposes, averaged, 8.8%, 12.9% and 14.2% during the years ended December 31, 1996, 1995 and 1994, respectively. The high level of liquidity during 1994 was attributable to the Bank's efforts to increase cash, interest-bearing deposits and other liquid sources of funds to fund the transfer of deposits in connection with the sale of 23 offices consummated at year end.

COMMITMENTS AND OFF-BALANCE SHEET RISKS

    At December 31, 1996, the Company had commitments to fund (i) $105.5 million of multi-family residential loans, (ii) $55.9 million of hotel loans,
(iii) $19.8 million of office building loans and (iv) $12.8 million of land loans. The Company also was committed to lend up to $5.7 million under outstanding unused lines of credit. Management of the Company believes that the Company has adequate resources to fund all of its commitments to the extent required and that substantially all of such commitments will be funded during 1997. For additional information relating to commitments and contingencies, see Note 27 to the Consolidated Financial Statements included in Item 8 hereof.

    In addition to commitments to extend credit, the Company is party to various off-balance sheet financial instruments in the normal course of business to manage its interest rate risk. See "--Asset and Liability Management" above and Note 20 to the Consolidated Financial Statements included in Item 8 hereof.

    The Company conducts business with a variety of financial institutions and other companies in the normal course of business, including counterparties to its off-balance sheet financial instruments. The Company is subject to potential financial loss if the counterparty is unable to complete an agreed upon transaction. The Company seeks to limit counterparty risk through financial analysis, dollar limits and other monitoring procedures.

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

    The following table sets forth the Bank's actual and required regulatory capital ratios at December 31, 1996:

                                                                             TIER 1         TOTAL
                                                    TANGIBLE      CORE     RISK-BASED    RISK-BASED
DECEMBER 31, 1996                                   CAPITAL     CAPITAL      CAPITAL       CAPITAL
-------------------------------------------------  ----------  ----------  -----------  -------------
                                                                       (Dollars in thousands)
Actual capital:
 Amount                                            $  224,385  $  224,385   $ 224,385   $  340,442 (1)
 Ratio                                                   9.33%       9.33%       8.47%      12.85%
FIRREA minimum required capital:
 Amount                                            $   36,057  $   72,114   $     n/a   $  212,014
 Ratio                                                   1.50%       3.00%        n/a        8.00%
FDICIA well capitalized required capital:
 Amount                                                   n/a  $  120,190   $ 159,011   $  265,018
 Ratio                                                    n/a        5.00%       6.00%      10.00%


(1) At December 31, 1996, the Bank's supplementary capital included $100.0 million attributable to the Debentures and $16.1 million of general valuation allowances.

(2) In order to be "well capitalized", an institution must also not be subject to any written agreement, order or directive issued by the appropriate federal banking agency to meet and maintain a specific capital level for any capital measure.

    In August 1993, the OTS promulgated regulations which incorporate an interest rate risk component into the OTS risk-based capital requirements, and in August 1995 the OTS postponed the effectiveness of this regulation after having previously deferred the effective date several times. Because only institutions whose measured interest rate risk exceeds certain parameters will be subject to the interest rate risk capital requirement, management of the Company does not believe that this regulation will increase the Bank's risk-based regulatory capital requirement if it becomes effective in its current form. For additional information relating to regulatory capital requirements, see "Business--Regulation--Regulatory Capital Requirements" and see Note 24 to the Consolidated Financial Statements included in Item 8 hereof.

RECENT REGULATORY DEVELOPMENTS

    Subsequent to December 31, 1996, in connection with a recent examination of the Bank, the staff of the OTS expressed concern about many of the Bank's non-traditional operations, which generally are deemed by the OTS to involve higher risk, and the adequacy of the Bank's capital in light of the Bank's lending and investment strategies, notwithstanding that it is a "well-capitalized institution" under OTS regulations. The activities which are of concern to the OTS include the Bank's single-family residential lending activities to non-conforming borrowers, the Bank's origination of acquisition, development and construction loans with terms which provide for shared participation in the results of the underlying real estate, the Bank's discounted loan activities, which involve significantly higher investment in non-performing and classified assets than the majority of the savings industry and the Bank's investment in subordinated classes of mortgage-related securities issued in connection with the Bank's asset securitization activities and otherwise.

    In connection with the examination, the OTS instructed the Bank, commencing on June 30, 1997, to maintain a ratio of Tier 1 capital to assets of at least 12% and a total risk-based capital ratio of no less than 18%, which amounts may be decreased in the event that the Bank reduces its risk profile in a manner which is satisfactory to the OTS. Although the Bank strongly disagrees with the level of risk perceived by the OTS in its businesses, the Bank has taken the following actions in response to the OTS concerns: (i) sold to the Company subordinated, participating interests in a total of eleven acquisition, development and construction loans which interests had an aggregate principal balance of $16.9 million, (ii) modified certain of its accounting practices, including, among other things, ceasing to accrue unaccreted discount on non-performing single-family residential loans commencing as of January 1, 1997, (iii) ceased originating acquisition, development and construction loans with profit participation features in the underlying real estate, with the exception of existing commitments, and (iv) established as of December 31, 1996 requested reserves, which amounted to $7.2 million, against loans and securities resulting from its investment in loans acquired from HUD.

    The Company intends to meet with the OTS staff to present recommendations by the Bank to transfer some of its nontraditional assets to the Company, one or more affiliates of the Company and/or one or more affiliates of the Bank in order to decrease the specified capital ratios the Bank has been instructed to maintain. Based on discussions with the OTS, the Bank does not believe at this time that any requirement to maintain higher levels of capital will be pursuant to a written agreement, order or directive which would cause it to cease to be a "well-capitalized institution" under OTS regulations, assuming compliance with any new capital requirements.

FORWARD-LOOKING STATEMENTS

    Certain statements contained herein are not, and certain statements contained in future filings by the Company with the OTS, in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "Forward-looking statements" within the meaning of the Private securities Litigation Reform Act of 1995. Forward-looking statements which are based in various assumption (some of which are beyond the Company's control), may be identified by reference to future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variation on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired business, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

    For information relating to the effect of recent accounting standards on the Company, see Note 1 to the Consolidated Financial Statements included in
Item 8 hereof.

ITEM 8. FINANCIAL STATEMENTS

    See index to financial statements on page F-1 and financial statements beginning on page F-3.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Information regarding directors, executive officers and principal shareholders appears in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1997 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation appears in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1997 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management appears in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions appears in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1997 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         Exhibits:


      3.1  Amended and Restated Articles of Incorporation (1)

      3.2  Bylaws (1)

      4.0  Form of certificate of Common Stock (1)

      4.1  Form of indenture between the Company and Bank One, Columbus, NA as Trustee (1)

      4.2  Form of Notes due 2003 (included in Exhibit 4.1) (1)

     10.1  Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, as amended (1)

     10.2  Annual Incentive Plan (1)

     10.3  Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (2)

     21.0  Subsidiaries (see "Business-General")

     27.0  Financial Data Schedule

     99.0  BCBF, L.L.C. December 31, 1996 audited financial statements


(1) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1, File No.333-5153, effective on September 25, 1996.

(2) Incorporated by reference to the similarly described exhibit included with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.


The Company's management contracts or compensation plans or arrangements consist of Exhibits No. 10.1, 10.2, and 10.3.

    FINANCIAL STATEMENTS AND SCHEDULES. See index to Consolidated Financial Statements on page F-1 and Consolidated Financial Statements commencing on page F-3. Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

    REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 1996. None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Ocwen Financial Corporation


                           By: /s/ William C. Erbey
                               ______________________________________________
                               William C. Erbey
                               Chairman of the Board, President and
                               Chief Executive Officer
                               (duly authorized representative)

Date: March 28, 1997

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated:

/s/ William C. Erbey                             Date: March 28, 1997
----------------------------------------
William C. Erbey, Chairman of the Board,
    Chief Executive Officer and President
    (principal executive officer)


/s/ Barry N. Wish                                Date: March 28, 1997
----------------------------------------
Barry N. Wish, Director

/s/ W.C. Martin                                  Date: March 28, 1997
----------------------------------------
W.C. Martin, Director

/s/ Howard E. Simon                              Date: March 28, 1997
----------------------------------------
Howard E. Simon, Director

/s/ Christine A. Reich                           Date: March 28, 1997
----------------------------------------
Christine A. Reich, Managing
    Director and Chief Financial Officer
    (principal financial officer)


/s/ Ronald M. Faris                              Date: March 28, 1997
----------------------------------------
Ronald M. Faris, Chief Accounting Officer
    (principal accounting officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    PAGE
                                                                    ----
Audited consolidated Financial Statements:

  Report on Independent Certified Public Accountant..............   F-2

  Consolidated Statements of Financial Condition at December 31,
    1996 and 1995................................................   F-3

  Consolidated Statements of Operations for each of the three
    years in the period ended December 31, 1996, 1995 and 1994...   F-4

  Consolidated Statements of changes in Stockholders' Equity for each of the three years in the period ended December 31,
    1996, 1995 and 1994..........................................   F-6

  Consolidated Statements of Cash Flows for each of the three
    years in the period ended December 31, 1996, 1995 and 1994...   F-7

  Notes to Consolidated Financial Statements.....................   F-9

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Ocwen Financial Corporation

     In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Ocwen Financial Corporation and its subsidiaries (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
----------------------------------------
PRICE WATERHOUSE LLP

Fort Lauderdale, Florida
January 21, 1997

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (Dollars in thousands, except share data)

DECEMBER 31,                                                            1996          1995
------------------------------------------------------------------  -----------   ------------
Assets

Cash and amounts due from depository institutions.................  $      6,878  $      4,200
Interest bearing deposits.........................................        13,341        50,432
Federal funds sold and repurchase agreeements.....................        32,000       --
Securities held for trading.......................................        75,606       --
Securities available for sale, at market value....................       354,005       337,480
Loans available for sale, at lower of cost or market..............       126,366       251,790
Investment securities, net........................................         8,901        18,665
Loan portfolio, net...............................................       402,582       295,605
Discounted loan portfolio, net....................................     1,060,953       669,771
Principal, interest and dividends receivable......................        16,821        12,636
Investments in low income housing tax credit interests............        93,309        81,362
Investment in joint venture.......................................        67,909       --
Real estate owned, net............................................       103,704       166,556
Investment in real estate.........................................        41,033        11,957
Premises and equipment, net.......................................        14,619        13,402
Income taxes receivable...........................................        15,115         1,005
Deferred tax asset................................................         5,860        22,263
Other assets......................................................        44,683        36,466
                                                                    ------------  ------------
                                                                    $  2,483,685  $  1,973,590
                                                                    ------------  ------------
                                                                    ------------  ------------
Liabilities and Stockholders' Equity

Liabilities:
  Deposits........................................................  $  1,919,742  $  1,501,646
  Advances from the Federal Home Loan Bank........................           399        70,399
  Securities sold under agreements to repurchase..................        74,546        84,761
  Notes, debentures and other interest bearing obligations........       225,573       117,054
  Accrued expenses, payables and other liabilities................        59,829        60,183
                                                                    ------------  ------------
    Total liabilities.............................................     2,280,089     1,834,043
                                                                    ------------  ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 20,000,000 shares authorized;0
    shares issued and outstanding.................................           -           -
  Common stock, $.01 par value; 200,000,000 shares
    authorized; 26,744,170 and 23,812,270 shares issued and
    outstanding at December 31, 1996 and 1995, respectively.......           267           238
  Additional paid-in capital......................................        23,258        10,449
  Retained earnings...............................................       180,417       130,275
  Unrealized gain (loss) on securities available for sale, net of
    taxes.........................................................         3,486        (1,415)
  Notes receivable on exercise of common stock options............        (3,832)         -
                                                                    ------------  ------------
    Total stockholders' equity....................................       203,596       139,547
                                                                    ------------  ------------
                                                                    $  2,483,685  $  1,973,590
                                                                    ------------  ------------
                                                                    ------------  ------------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                  THESE CONSOLIDATED FINANCIAL STATEMENTS

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except share data)

FOR THE YEARS ENDED DECEMBER 31,                                                     1996       1995       1994
---------------------------------------------------------------------------------  ---------  ---------  ---------
Interest income:
  Federal funds sold and repurchase agreements...................................   $  4,681   $  3,502   $  8,861
  Securities available for sale..................................................     26,932     18,391     27,988
  Securities held for trading....................................................      1,216         --         --
  Loans available for sale.......................................................     17,092     15,608     19,353
  Mortgage-related securities held for investment................................         --      4,313      6,930
  Loans..........................................................................     36,818     15,430      5,924
  Discounted loans...............................................................    103,165     75,998     52,560
  Investment securities and other................................................      3,990      4,033      9,842
                                                                                   ---------  ---------  ---------
                                                                                     193,894    137,275    131,458
                                                                                   ---------  ---------  ---------
Interest expense:
  Deposits.......................................................................     93,773     71,853     44,961
  Securities sold under agreements to repurchase.................................      1,101        951     10,416
  Securities sold but not yet purchased..........................................         --      1,142      2,780
  Advances from the Federal Home Loan Bank.......................................      4,053      1,126      1,232
  Notes, debentures and other interest bearing obligations.......................     17,233      8,988      3,209
                                                                                   ---------  ---------  ---------
                                                                                     116,160     84,060     62,598
                                                                                   ---------  ---------  ---------
    Net interest income before provision for loan losses.........................     77,734     53,215     68,860
Provision for loan losses........................................................     22,450      1,121         --
                                                                                   ---------  ---------  ---------
    Net interest income after provision for loan losses..........................     55,284     52,094     68,860
                                                                                   ---------  ---------  ---------
Non-interest income:
  Servicing fees and other charges...............................................      4,682      2,870      4,786
  Gains on sales of interest earning assets, net.................................     21,682      6,955      5,727
  Gains from sale of branch offices..............................................        --       5,430     62,600
  Income on real estate owned, net...............................................      3,827      9,540      5,995
  Gain on sale of real estate held for investment................................         --      4,658         --
  Other income...................................................................      7,084      1,727      2,467
                                                                                   ---------  ---------  ---------
                                                                                      37,275     31,180     81,575
                                                                                   ---------  ---------  ---------
Non-interest expense:
  Compensation and employee benefits.............................................     38,357     23,787     42,395
  Occupancy and equipment........................................................      8,921      8,360     11,537
  Amortization of excess cost over net assets acquired...........................         --         --      1,346
  Hotel operations (income) expense, net.........................................       (453)       337       (723)
  Savings Association Insurance Fund recapitalization assessment.................      7,140         --         --
  Other operating expenses.......................................................     15,613     13,089     14,303
                                                                                   ---------  ---------  ---------
                                                                                      69,578     45,573     68,858
                                                                                   ---------  ---------  ---------
Equity in earnings of investment in joint venture................................     38,320          --         --
                                                                                   ---------  ---------  ---------
  Income from continuing operations before income taxes..........................     61,301     37,701     81,577
Income tax expense...............................................................     11,159      4,562     29,724
                                                                                   ---------  ---------  ---------
  Income from continuing operations..............................................     50,142     33,139     51,853
Discontinued operations:
  Loss from operations of discontinued divisions to September 30, 1995 net of
    tax benefits of $2,321 and $2,227 for 1995 and 1994, respectively............         --     (4,468)    (4,514)
  Loss on disposal of divisions, net of tax benefit of $1,776....................         --     (3,204)        --
                                                                                   ---------  ---------  ---------
    Net income...................................................................    $50,142  $  25,467  $  47,339
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                          (CONTINUED ON NEXT PAGE)

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                  THESE CONSOLIDATED FINANCIAL STATEMENTS

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                 (Dollars in thousands, except  share data)

FOR THE YEARS ENDED DECEMBER 31,                                                     1996         1995         1994
---------------------------------------------------------------------------------  ---------    ---------    ---------
Earnings per share:
  Income from continuing operations..............................................  $      1.88  $      1.19  $      1.52
  Discontinued operations, net of tax benefit....................................      --             (0.28)       (0.13)
                                                                                   -----------  -----------  -----------
    Net income...................................................................  $      1.88  $      0.91  $      1.39
                                                                                   -----------  -----------  -----------
                                                                                   -----------  -----------  -----------
Weighted average common shares outstanding.......................................   26,689,441   27,769,080   34,084,160
                                                                                   -----------  -----------  -----------
                                                                                   -----------  -----------  -----------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                  THESE CONSOLIDATED FINANCIAL STATEMENTS

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except share data)
             For the years ended December 31, 1994, 1995 and 1996

                                                                                             UNREALIZED         NOTES
                                                                                             GAIN (LOSS)     RECEIVABLE
                                                                                            ON SECURITIES    ON EXERCISE
                                              COMMON STOCK         ADDITIONAL                 AVAILABLE       OF COMMON
                                            -----------------       PAID-IN     RETAINED      FOR SALE,         STOCK
                                            SHARES     AMOUNT       CAPITAL     EARNINGS     NET OF TAXES      OPTIONS       TOTAL
                                            ------     ------      ----------   --------     ------------     ----------     -----
Balances at December 31, 1993...........  32,195,040    $322        $13,726     $ 94,891       $ 2,892           $  -      $111,831
Net income..............................      -           -            -          47,339          -                 -        47,339
Repurchase of common stock options......      -           -             (73)        -             -                 -           (73)
Repurchase of common stock..............        (330)     -              (1)        -             -                 -            (1)
Change in unrealized gain (loss) on
  securities available for sale, net of
    tax benefit.........................      -           -            -            -           (5,713)             -        (5,713)
                                          ----------    ----        -------    ---------       -------           ------    --------
Balances at December 31, 1994...........  32,194,710     322         13,652      142,230        (2,821)             -       153,383
Net income..............................      -           -            -          25,467          -                 -        25,467
Repurchase of common stock options......      -           -            (132)        -             -                 -          (132)
Exercise of common stock options........     432,620       4          1,416         -             -                 -         1,420
Repurchase of common stock..............  (8,815,060)    (88)        (4,487)     (37,422)         -                 -       (41,997)
Change in unrealized gain (loss) on
  securities available for sale, net
  of taxes..............................      -           -            -            -            1,406              -         1,406
                                          ----------    ----        -------    ---------       -------           ------    --------
Balances at December 31, 1995...........  23,812,270     238         10,449      130,275        (1,415)             -       139,547

Net income..............................      -           -            -          50,142          -                 -        50,142

Repurchase of common stock options......      -           -            (177)        -             -                 -          (177)

Exercise of common stock options........   2,928,830      29         12,963         -             -                 -        12,992

Directors compensation payable in
  common stock..........................       3,070      -              23         -             -                 -           23

Notes receivable on exercise of common
  stock options.........................      -           -            -            -             -              (3,832)    (3,832)

Change in unrealized gain (loss) on
  securities available for sale, net
  of taxes..............................      -           -            -            -            4,901               -        4,901
                                          ----------    ----        -------    ---------       -------           ------    --------
Balances at December 31, 1996...........  26,744,170    $267        $23,258    $ 180,417       $ 3,486          $(3,832)   $203,596
                                          ----------    ----        -------    ---------       -------           ------    --------
                                          ----------    ----        -------    ---------       -------           ------    --------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                  THESE CONSOLIDATED FINANCIAL STATEMENTS

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)

FOR THE YEARS ENDED DECEMBER 31,                            1996         1995        1994
--------------------------------------------------      ----------   ----------  ----------
Cash flows from operating activities:
  Net income......................................      $  50,142    $  25,467   $  47,339
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Net cash (used) provided from trading
      activities..................................        (60,881)       2,949       4,118
    Proceeds from sales of loans available for
      sale........................................        397,606      100,104     383,673
    Purchases of loans available for sale.........       (295,054)    (271,210)   (510,362)
    Origination of loans available for sale.......         (9,447)      (2,829)    (39,546)
    Principal payments received on loans available
      for sale....................................         26,689       10,103      36,966
    Amortization of excess of costs over net
      assets acquired.............................           -            -          1,346
    Premium amortization (discount accretion),
    net...........................................         11,640       (2,401)     (8,268)
    Depreciation and amortization.................          7,646        3,755       4,877
    Provision for loan losses.....................         22,450        1,121        -
    Loss on sales of premises and equipment.......             97        3,002        -
    Gains on sales of interest earning assets,
      net.........................................        (21,682)      (6,955)     (5,727)
    Gain on sale of low income housing tax credit
      interests...................................         (4,861)        -           -
    Gain on sale of real estate owned, net........         (2,464)      (8,496)    (12,234)
    Gain on sales of branch offices...............           -          (5,430)    (62,600)
    Gain on sale of hotel.........................           -          (4,658)       -
    (Increase) decrease in principal, interest and
      dividends receivable........................         (2,277)      (6,484)      5,710
    (Increase) decrease in income taxes
      receivable..................................        (14,110)     (11,030)     16,473
    (Increase) decrease in deferred tax asset.....         16,403       (1,568)       (799)
    (Increase) decrease in other assets...........        (20,303)     (13,189)      8,841
    (Decrease) increase in accrued expenses,
      payables and other liabilities..............           (226)      (1,677)     21,386
                                                        ---------    ---------   ---------
Net cash provided (used) in operating activities..        101,368     (189,426)   (108,807)
                                                        ---------    ---------   ---------
Cash flows from investing activities:
  Proceeds from sales of securities available for
    sale..........................................        175,857      836,247     877,911
  Purchases of securities available for sale......       (233,858)    (934,179)   (511,694)
  Maturities of and principal payments received on
    securities available for sale.................         28,756       21,639     115,357
  Purchase of securities held for investment......           (276)        -         (4,804)
  Maturities of and principal payments received on
    securities held for investments...............         10,006       17,545      44,133
  Proceeds from sale of low income housing tax
    credit interests..............................         24,667         -           -
  Proceeds from sale of hotel.....................           -          25,193        -
  Purchases of low income housing tax credit
    interests.....................................        (34,240)     (29,280)    (31,821)
  Proceeds from sales of discounted loans and
    loans held for investment.....................        205,499       38,942      35,161
  Purchase of discounted loans....................       (925,850)    (547,987)   (543,982)
  Purchase of loans held for investment...........           (305)     (35,073)       -
  Originations of loans held for investment.......       (237,220)    (235,527)    (29,013)
  Investment in joint venture.....................        (67,909)        -           -
  Principal payments received on discounted loans
    and loans held for investment.................        364,128      251,485     188,850
  Purchase of and capital improvements to
    real estate held for investment...............        (29,946)        -           -
  Proceeds from sales of real estate owned........        169,084      148,225     129,671
  Purchases of real estate owned in connection
    with discounted loan purchases................         (1,628)     (24,617)    (38,071)
  Additions to premises and equipment.............         (5,243)     (12,207)     (7,438)
  Other, net......................................            227       5,067      10,262
                                                        ---------    ---------   ---------
Net cash (used) provided by investing activities..       (558,251)    (474,527)    234,522
                                                        ---------    ---------   ---------

                          (CONTINUED ON NEXT PAGE)

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                  THESE CONSOLIDATED FINANCIAL STATEMENTS

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                           (Dollars in thousands)

FOR THE YEARS ENDED DECEMBER 31,                           1996         1995        1994
--------------------------------------------------      ----------   ----------  ----------
Cash flows from financing activities:
  Increase in deposits............................        414,728      585,335    1,065,300
  Proceeds from issuance of notes and
    debentures....................................        125,000      107,615         -
  Payment of debt issuance costs..................         (5,252)      (3,301)        -
  Sales of deposits...............................           -        (111,686)    (909,315)
  Premium received on sales of deposits...........           -           5,492       66,595
  Advances from the Federal Home Loan Bank........         76,000      170,000       17,000
  Payments on advances from the Federal Home Loan
    Bank..........................................       (146,000)    (105,000)     (69,000)
  Increase (decrease) in securities sold under
    agreements to repurchase......................        (10,215)      84,761     (276,095)
  Payments and repurchase of notes and mortgages
    payable.......................................         (8,798)     (10,672)     (22,270)
  Loans to executive officers, net................         (3,832)        -            -
  Exercise of common stock options................         12,993        1,420         -
  Repurchase of common stock options and common
    stock.........................................           (177)     (42,129)         (74)
  Other...........................................             23         -            -
                                                        ---------    ---------    ---------
Net cash provided (used) by financing activities..        454,470      681,835     (127,859)
                                                        ---------    ---------    ---------
Net (decrease) increase in cash and cash
  equivalents.....................................         (2,413)      17,882       (2,144)
Cash and cash equivalents at beginning of year....         54,632       36,750       38,894
                                                        ---------    ---------    ---------
Cash and cash equivalents at end of year..........      $  52,219    $  54,632    $  36,750
                                                        ---------    ---------    ---------
                                                        ---------    ---------    ---------
Reconciliation of cash and cash equivalents at
  end of year:
  Cash and amounts due from depository
    institutions..................................      $   6,878    $   4,200    $  32,954
  Interest bearing deposits.......................         13,341       50,432        3,796
  Federal funds sold and repurchase agreements....         32,000         -            -
                                                        ---------    ---------    ---------
                                                        $  52,219    $  54,632    $  36,750
                                                        ---------    ---------    ---------
                                                        ---------    ---------    ---------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest......................................      $ 115,015    $  72,626    $  58,174
                                                        ---------    ---------    ---------
                                                        ---------    ---------    ---------
    Income taxes..................................      $   4,725    $  12,858    $  11,170
                                                        ---------    ---------    ---------
                                                        ---------    ---------    ---------
Supplemental schedule of non-cash investing and
  financing activities:
  Exchange of discount loans and loans available
    for sale for securities.......................      $ 357,628    $  83,875    $ 346,588
                                                        ---------    ---------    ---------
                                                        ---------    ---------    ---------
  Real estate owned acquired through foreclosure..      $ 102,140    $ 185,001    $ 136,764
                                                        ---------    ---------    ---------
                                                        ---------    ---------    ---------
  Transfer of mortgage-related securities from
    held for investment to available for sale.....      $    -       $  73,706    $    -
                                                        ---------    ---------    ---------
                                                        ---------    ---------    ---------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                  THESE CONSOLIDATED FINANCIAL STATEMENTS

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    Ocwen Financial Corporation (the "Company") is a financial services holding company engaged primarily in the acquisition, servicing and resolution of non-performing and underperforming mortgage loans ("Discounted Loans"), multi-family residential and commercial real estate lending activities, single-family residential lending activities involving non-conforming borrowers and various investment activities including mortgage related securities, low income housing tax credit interests and hotels. The Company owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB, formerly Berkeley Federal Bank & Trust FSB (the "Bank") and Investors Mortgage Insurance Holding Company ("IMI"), which are included in the Company's consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation.

    The Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision ("OTS"). IMI's primary subsidiaries are engaged in hotel operations and other real estate related ventures.

RECLASSIFICATION

    Certain amounts included in the 1995 and 1994 consolidated financial statements have been reclassified in order to conform to the 1996 presentation.

CONSOLIDATED STATEMENTS OF CASH FLOWS

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest bearing and non-interest bearing deposits, and all highly liquid debt instruments purchased with an original maturity of three months or less. Cash flows associated with items intended as hedges of identifiable transactions or events are classified in the same category as the cash flows from the items being hedged.

TRADING ACTIVITIES

    From time to time the Company purchases investment and mortgage-backed and related securities into its trading account. In addition, securities acquired and sold shortly thereafter resulting from the securitization of loans available for sale are accounted for as the sale of loans and the purchase and sale of trading securities. Securities held for trading purposes are carried at

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

market value with the unrealized gains or losses included in gains on sales of interest earning assets, net.

SECURITIES AVAILABLE FOR SALE

    Certain U.S. Treasury securities, mortgage-backed securities and mortgage-related securities are designated as assets available for sale because the Company does not intend to hold them to maturity. Securities available for sale are carried at market value with the net unrealized gains or losses reported as a separate component of stockholders' equity. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to earnings. At disposition the realized net gain or loss is included in earnings on a specific identification basis. The amortization of premiums and accretion of discounts are computed using the interest method after considering actual and estimated prepayment rates, if applicable. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between prepayments originally anticipated and amounts actually received plus anticipated future prepayments.

    During December 1995, in conjunction with a transition provision provided by the Financial Accounting Standards Board pertaining to the classification of securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company transferred all of its mortgage-related securities held for investment, with a book value of $75,194 and a market value of $73,706 to securities available for sale.

INVESTMENTS AND MORTGAGE-RELATED SECURITIES HELD FOR INVESTMENT

    Investments and mortgage-related securities held for investment are stated at cost, adjusted for amortization of premiums and accretion of discounts, because the Company has the ability and the intent to hold them to maturity. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to earnings. The amortization of premiums and accretion of discounts are computed using the interest method after considering actual and estimated prepayment rates, if applicable. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between prepayments originally anticipated and amounts actually received plus anticipated future prepayments.

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

LOAN AVAILABLE FOR SALE AND HELD FOR INVESTMENT

    Loans originated or purchased by the Company which the Company presently does not intend to hold to maturity are designated as loans available for sale upon origination or purchase and are stated at the lower of cost, after considering deferred loan fees and costs, or aggregate market value. Upon the sale of a loan, any unamortized deferred loan fees, net of costs, are included in the gain or loss on sale of interest earning assets. Gains and losses on disposal of such assets are computed on a specific identification basis.

    Loans held for investment are stated at amortized cost, less an allowance for loan losses, because the Company has the ability and the intent to hold them to maturity.

    Interest income is accrued as it is earned. Loans are placed on non-accrual status after being delinquent greater than 89 days, or earlier if the borrower is deemed by management to be unable to continue performance. When a loan is placed on non-accrual status, interest accrued but not received is reversed. While a loan is on non-accrual status, interest is recognized only as cash is received. Loans are returned to accrual status only when the loan is reinstated and ultimate collectibility of future interest is no longer in doubt.

    Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as a yield adjustment and included in interest income using the interest method applied on a loan-by-loan basis.

ALLOWANCE FOR ESTIMATED LOAN LOSSES ON LOAN PORTFOLIO

    The allowance for estimated loan losses is maintained at a level that management, based upon an evaluation of known and inherent risks in the portfolio, considers adequate to provide for potential losses. Specific valuation allowances are established for impaired loans in the amount by which the carrying value, before allowance for estimated losses, exceeds the fair value of collateral less costs to dispose on an individual loan basis, except for single family residential mortgage loans and consumer loans which are generally evaluated for impairment as homogeneous pools of loans. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement on a timely basis. The Company measures these impaired loans at the fair value of the loans' underlying collateral less estimated disposal costs. Impaired loans may be left on accrual status during the period the Company is pursuing repayment of the loan. These loans are placed on non-accrual status at such time that the loans either: (i) become 90 days delinquent; or (ii) the Company determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

impairment. Impairment losses are recognized through an increase in the allowance for loan losses and a corresponding charge to the provision for loan losses. When an impaired loan is either sold, transferred to REO or charged off, any related valuation allowance is credited to the allowance for loan losses. Charge-offs occur when loans, or a portion thereof, are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. General valuation allowances are also established for the inherent risks in the loan portfolio which have occurred but have yet to be specifically identified. Management's periodic evaluation of the allowance for estimated loan losses is based upon an analysis of the portfolio, historical loss experience, economic conditions and trends, collateral values and other relevant factors. Future adjustments to the allowance may be necessary if economic conditions and trends, collateral values and other relevant factors differ substantially from the assumptions used in making the evaluation.

DISCOUNTED LOAN PORTFOLIO

    Certain mortgage loans, for which the borrower is not current as to principal and interest payments or which there is a reason to believe the borrower will be unable to continue to make its scheduled principal and interest payments are acquired at a discount. The acquisition cost for a pool of loans is allocated to each individual loan within the pool based upon the Company's pricing methodology. The discount associated with single family residential mortgage loans is recognized as a yield adjustment and included in interest income using the interest method applied on a loan-by-loan basis to the extent the timing and amount of cash flows can be reasonably determined. For those single family residential mortgage loans which are brought current by the borrower and certain multi-family and commercial real estate loans which are current and the Company believes will remain current, the remaining unamortized discount is accreted to income as a yield adjustment using the interest method over the contractual maturity of the loan. For all other loans, interest is reported as cash is received. Gains on the repayment and discharging of loans are reported as interest income. In situations where the collateral is foreclosed upon, the loans are transferred to real estate owned upon receipt of title to the property and accretion of the related discount is discontinued.

REAL ESTATE OWNED

    Properties acquired through foreclosure are valued at the lower of the adjusted cost basis of the loan or fair value less estimated costs of disposal of the property at the date of foreclosure. Properties held are periodically re-evaluated to determine that they are being carried at the lower of cost or fair value less estimated costs to dispose. Sales proceeds and related costs are recognized with passage of title to the buyer and, in cases where the Company finances the sale, receipt of sufficient down payment. Rental income related to properties is reported as income as

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

earned. Holding and maintenance costs related to properties are reported as period costs as incurred. No depreciation expense related to properties has been recorded. Decreases in market value of foreclosed real estate subsequent to foreclosure are recognized as a valuation allowance on a property specific basis. Subsequent increases in market value of the foreclosed real estate are reflected as reductions in the valuation allowance, but not below zero. Such changes in the valuation allowance are charged or credited to income.

VALUATION ALLOWANCES ON DISCOUNTED LOANS AND REAL ESTATE OWNED

    Beginning in the first quarter of 1996 the Company, as requested by the OTS, began recording general valuation allowances on discounted loans and real estate owned to reflect the inherent losses which may have occurred but have yet to be specifically identified. Management has established the valuation allowances based upon historical loss experience, economic conditions and trends, collateral values and other relevant factors. Also beginning in 1996, the Company began recording losses and charge-offs on discounted loans against the allowance for loan losses. Previously these amounts were deducted from interest income.

INVESTMENT IN REAL ESTATE

    In conjunction with its multi-family and commercial lending business activity, the Company has made certain acquisition, development and construction loans in which the Company participates in the residual profits of the underlying real estate and the borrower has not made an equity contribution substantial to the overall project. As such, the Company accounts for these loans under the equity method of accounting as though it has made an investment in a real estate limited partnership.

    The Company also has invested indirectly, through its IMI subsidiaries, in certain hotel properties. Net operating income from the hotel properties including depreciation expense is recorded as part of non-interest income.

INVESTMENTS IN LOW INCOME HOUSING TAX CREDIT INTERESTS

    Low income housing tax credit partnerships own multi-family residential properties which have been allocated tax credits under the Internal Revenue Code. The obligations of the partnership to sustain qualifying status of the properties covers a 15-year period; however, tax credits accrue over a 10-year period on a straight-line basis. Investments by the Company in low income housing tax credit partnerships made on or after May 18, 1995 in which the Company invests

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

solely as a limited partner are accounted for using the equity method in accordance with the consensus of the Emerging Issues Task Force through issue number 94-1. For the Company's limited partnership investments made prior to this date, the Company records its receipt of income tax credits and other tax benefits on a level yield basis over the 15-year obligation period and reports the tax credits and tax benefits net of amortization of its investment in the limited partnership as a reduction of income tax expense. Low income housing tax credit partnerships in which the Company has invested as a limited partner, and through a subsidiary, acts as the general partner are presented on a consolidated basis. For all investments in low income housing tax credit partnerships made after May 18 1995, the Company capitalizes interest expense and certain direct costs incurred during the pre-operating period.

EXCESS OF COST OVER NET ASSETS ACQUIRED

    On February 17, 1988, the Company acquired 100% of the common stock of First Federal Savings Bank (of Delaware). Through 1994 the excess of cost over net assets acquired was being amortized over the estimated periods benefited. As of December 31, 1994, the remaining depository branches acquired in 1988, along with certain other branches subsequently acquired, were sold, and the unamortized excess of cost over net assets acquired of $9,135 was retired and charged against the gain recorded on the sale of branch offices.

PREMISES AND EQUIPMENT

    Premises and equipment are carried at cost and, except for land, are depreciated over their estimated useful lives on the straight-line method. The estimated useful lives of the related assets range from 3 to 10 years.

INTEREST RATE RISK MANAGEMENT ACTIVITIES

    The Company manages its exposure to interest rate movements by seeking to match asset and liability balances within maturity categories, both directly and through the use of derivative financial instruments. These derivative instruments include interest rate swaps ("swaps") and interest rate futures contracts that are designated and effective as hedges, as well as swaps that are designated and effective in modifying the interest rate and/or maturity characteristics of specified assets or liabilities.

    The net interest received or paid on swaps is reflected as interest income or expense of the related hedged position. Gains and losses resulting from the termination of swaps are recognized over the shorter of the remaining contract lives of the swaps or the lives of the related hedged positions or, if the hedged positions are sold, are recognized in the current period as gains on

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

sales of interest earning assets, net. Gains and losses on futures contracts are deferred and amortized over the terms of the related assets or liabilities and reflected as interest income or expense of the related hedged positions. If the hedged positions are sold, any unamortized deferred gains or losses on futures contracts are recognized in the current period as gains on sales of interest earning assets, net.

    Interest rate contracts used in connection with the securities portfolio designated as available for sale are carried at fair value with gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity, consistent with the reporting of unrealized gains and losses on such securities.

INCOME TAXES

    The Company files consolidated Federal income tax returns with its subsidiaries. Consolidated income tax is allocated among the subsidiaries participating in the consolidated returns as if each subsidiary of the Company which has one or more subsidiaries filed its own consolidated return.

    The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Additionally, deferred taxes are adjusted for subsequent tax rate changes.

INVESTMENT IN JOINT VENTURE

    In March 1996, the Company and BlackRock Capital Finance L.P.
("BlackRock") formed BCBF, L.L.C. (the "LLC"), a limited liability corporation, to acquire loans from the U.S. Department of Housing and Urban Development ("HUD"). The Company and BlackRock each own 50% of the LLC.

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

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

    The Company services all loans on behalf of the LLC for a fee, and all intercompany transactions between the Company and the LLC are eliminated for financial reporting purposes to the extent of the Company's ownership in the LLC.

INVESTMENT MANAGEMENT AND TRUST ACTIVITIES

    At December 31, 1996 and 1995 Ocwen Asset Management Inc. ("OAM"), a subsidiary of the Bank, had under management $1,629 and $48,229, respectively, of mortgage-backed and related securities and mortgage loans for an unaffiliated account. Such amounts are not included in the Company's consolidated statements of financial condition.

    At December 31, 1996 and 1995 the Bank held $0 and $2,002, respectively, in investments in trust accounts for customers. Such amounts are not included in the Company's consolidated statements of financial condition.

RISKS AND UNCERTAINTIES

    In the normal course of business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or different bases, than its interest earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from a borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of loans held for sale, securities available for sale and purchased mortgage servicing rights due to changes in interest rates or other market factors including the rate of prepayments of principal and the value of the collateral underlying loans and the valuation of real estate held by the Company.

    The Bank is subject to the regulations of various government agencies. These regulations can and do change significantly from period to period. The Bank also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions resulting from the regulators' judgments based on information available to them at the time of their examination.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

susceptible to significant change in the near or medium term relate to the determination of the allowance for losses on loans and discounted loans.

RECENT ACCOUNTING STANDARDS

    On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that long-lived assets to be held and used by an entity and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for certain assets. The adoption of SFAS No. 121 did not have a material effect on the Company's financial condition or results of operations in 1996.

    On January 1, 1996 the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights", which requires that an institution engaged in mortgage banking activities recognize as a separate asset rights to service mortgage loans for others, regardless of the manner in which those servicing rights are acquired. Upon sale or securitization of loans with servicing rights retained, the Company is required to capitalize the cost associated with the mortgage servicing rights based on their relative fair values. SFAS
No. 122 also requires that an institution assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment is recognized through a valuation allowance. See Note 13 for disclosures regarding capitalized mortgage servicing rights as required by SFAS No. 122.

    On January 1, 1996, the Company also adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which requires that the fair value of employee stock-based compensation plans be recorded as a component of compensation expense in the statement of operations as of the date of grant of awards related to such plans or that the impact of such fair value on net income and earnings per share be disclosed on a pro forma basis in a footnote to financial statements for awards granted after December 15, 1994, if the accounting for such awards continues to be in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company will continue such accounting under the provisions of APB 25 and has disclosed the pro forma information as required in Note 23.

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

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

and retained interests in transferred assets carrying amounts be determined by allocating carrying amounts based on fair value; (c) amortization of servicing assets and liabilities be in proportion to net servicing income;
(d) impairment measurement based on fair value; and (e) pledged financial assets to be classified as collateral.

    SFAS No. 125 provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls", "wash sales", loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse and extinguishments of liabilities. In December 1996, the FASB issued SFAS No 127, "Deferral of the Effective Date of FASB Statement No. 125", which delayed implementation of certain provisions of SFAS 125. SFAS Nos. 125 and 127 are effective for fiscal years ending after December 15, 1996. The Company does not anticipate these Statements to have any material impact on the results of operations, financial position or cash flows as a result of implementing these Statements.

EARNINGS PER SHARE

    Earnings per share is calculated based upon the weighted average number of shares of common stock outstanding during the year. The computation of the weighted average number of shares includes the impact of the exercise of the outstanding options to purchase common stock and assumes that the proceeds from such issuance are used to repurchase common shares at fair value.

NOTE 2 ACQUISITION AND DISPOSITION TRANSACTIONS

    The LLC is a limited liability company formed in March 1996 between the Company and BlackRock Capital Finance L.P. On March 22, 1996, the LLC was notified by HUD that it was the successful bidder to purchase 16,196 single-family residential loans offered by HUD ("HUD Loans"). On April 10, 1996 the LLC consummated the acquisition of the HUD Loans.

    At December 31, 1996, the Company's investment in the LLC amounted to $67,909 and is net of valuations allowances of $5,114. Because the LLC is a pass-through entity for federal income tax purposes, provisions for income taxes are established by each of the Company and its co-investor and not the LLC.

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

    Set forth below is the statement of financial condition of the LLC at December 31, 1996 and a statement of operations for the period from the date of formation of the LLC through December 31, 1996.

                                  BCBF, L.L.C.
                      STATEMENT OF FINANCIAL CONDITION
                              December 31, 1996

Assets:
  Cash............................................................  $      10
  Loans held for sale, at lower of cost or market value...........    110,702
  Real estate owned, net of a valuation allowance of $511.........     25,595
  Other assets....................................................     10,526
                                                                    ---------
                                                                    $ 146,833
                                                                    ---------
                                                                    ---------
Liabilities and Owners' Equity
Liabilities:
  Accrued expenses, payables and other liabilities................  $     787
                                                                    ---------
    Total liabilities.............................................        787
                                                                    ---------
Owners' Equity:
  Ocwen Federal Bank FSB..........................................     73,023
  BlackRock Capital Finance L.P...................................     73,023
                                                                    ---------
    Total owners' equity..........................................    146,046
                                                                    ---------
                                                                    $ 146,833
                                                                    ---------
                                                                    ---------

                                  BCBF, L.L.C.
                           STATEMENT OF OPERATIONS
             For Period March 13, 1996 Through December 31, 1996

Interest income....................................................  $  38,647
Interest expense...................................................     18,503
                                                                     ---------
  Net interest income..............................................     20,144
                                                                     ---------
Non-interest income:
  Gain on sale of discounted loans.................................     71,156
  Gain on sale of loan servicing rights............................      1,048
  Loss on real estate owned........................................       (130)
  Loan fees........................................................         50
                                                                     ---------
                                                                        72,124
                                                                     ---------
Operating expenses:
  Loan servicing fees..............................................      5,743
  Other loan expenses..............................................        273
                                                                     ---------
                                                                     $   6,016
                                                                     ---------
  Net income.........................................................$  86,252
                                                                     ---------
                                                                     ---------

    In October, 1996, the LLC securitized 9,825 loans with an unpaid principal balance of $419,382 and past due interest of $86,131 and a net book value of $394,234. Proceeds from sales of loans by the LLC amounted to $466,806 for the period ending December 31, 1996. The Company continues to service such loans and is paid a servicing fee.

    The Company's equity in earnings of the LLC of $38,320 includes 50% of the net income of the LLC before deduction of the Company's 50% share of loan servicing fees which are paid 100% to the Company, 50% of the gain on sale of loan servicing rights which the Company acquired from the LLC, $7,614 in provision for losses on the equity investment in the joint venture and $460 from gain on sale of future contracts used to hedge the loans securitized. The Company has recognized 50% of the loan servicing fees not eliminated in consolidation in servicing fees and other charges.

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

DISPOSITIONS

    The Company sold two branches with deposit liabilities totaling $111,686 as of November 17, 1995, and twenty-three branches with deposit liabilities totaling $909,315 as of December 31, 1994. The components of the gain recorded on these transactions is summarized below:

                                                                             1995       1994
                                                                           ---------  ---------
Premium received on deposit liabilities sold.............................  $   5,492  $  66,595
Difference between carrying value and face value of deposits sold........     --          4,596
Retirement of excess of cost over net assets acquired, net...............     --         (9,135)
Net gain on sale of land, buildings, furniture, fixtures and equipment...        158      2,908
Broker's fee and other costs associated with the sale of the deposits....       (220)    (2,364)
                                                                           ---------  ---------
    Gains on sales of branch offices.....................................  $   5,430  $  62,600
                                                                           ---------  ---------
                                                                           ---------  ---------

    Additionally, on October 4, 1995 the Company sold a hotel which it owned and operated for a gain of $4,658.

NOTE 3 DISCONTINUED OPERATIONS

    In September 1995, the Company announced its decisions to dispose of its automated banking division and related activities. As a result of these decisions, a loss of $3,204, net of a tax benefit of $1,776 was recorded consisting of a net loss of $1,954 on the sale of assets and a loss of $1,250, incurred from related operations until the sales and dispositions, both of which were substantially complete at December 31, 1995. The Company's consolidated statements of operations have been restated for all periods presented to reflect the discontinuance of these operations. Losses from operations of the discontinued division, net of tax, amounted to $4,468 and $4,514 for the nine months ended September 30, 1995 and the year ended December 31, 1994, respectively. Gross revenues from the automated banking division and related activities for the years ended December 31, 1995 and 1994 amounted to $1,822 and $1,768, respectively.

NOTE 4 FAIR VALUE OF FINANCIAL INSTRUMENTS

     Substantially all of the Company's assets, liabilities and off-balance sheet instruments and commitments are considered financial instruments. For the majority of the Company's financial instruments, principally loans and deposits, fair values are not readily available since there are no available trading markets as characterized by current exchanges between willing parties. Accordingly, fair values can only be derived or estimated using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated future cash flows is inherently subjective and imprecise. In addition, for those financial instruments with

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

option-related features, prepayment assumptions are incorporated into the valuation techniques. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values.

    The fair values reflected below are indicative of the interest rate environments as of December 31, 1996 and 1995 and do not take into consideration the effects of interest rate fluctuations. In different interest rate environments, fair value results can differ significantly, especially for certain fixed-rate financial instruments and non-accrual assets. In addition, the fair values presented do not attempt to estimate the value of the Company's fee generating businesses and anticipated future business activities. In other words, they do not represent the Company's value as a going concern. Furthermore, the differences between the carrying amounts and the fair values presented may not be realized because, except as indicated, the Company generally intends to hold these financial instruments to maturity and realize their recorded values.

    Reasonable comparability of fair values among financial institutions is difficult due to the wide range of permitted valuation techniques and numerous estimates that must be made in the absence of secondary market prices. This lack of objective pricing standards introduces a degree of subjectivity to these derived or estimated fair values. Therefore, while disclosure of estimated fair values of financial instruments is required, readers are cautioned in using this data for purposes of evaluating the financial condition of the Company.

    The methodologies used and key assumptions made to estimate fair value, the estimated fair values determined and recorded carrying values follow:

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents have been valued at their carrying amounts as these are reasonable estimates of fair value given the relatively short period of time between origination of the instruments and their expected realization.

INVESTMENTS AND MORTGAGE-BACKED AND RELATED SECURITIES

     For investments and mortgage-backed and related securities, fair value equals quoted price, if available. For securities for which a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

LOANS AND DISCOUNTED LOANS

    The fair value of performing whole loans is estimated based upon quoted market prices for similar whole loan pools. The fair value of the discounted loan portfolio is estimated based upon current market yields at which recent pools of similar mortgages have traded taking into consideration the timing and amount of expected cash flows.

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)


LOW INCOME HOUSING TAX CREDIT INTERESTS

    The fair value of the investments in low income housing tax credit interests is estimated by discounting the future tax benefits expected to be realized from these investments using discount rates at which similar investments were being made on or about the respective financial statement dates.

DEPOSITS

    The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the required cash payments at the market rates offered for deposits with similar maturities on or about the respective financial statement dates.

BORROWINGS

    The fair value of the Company's notes and debentures is based upon quoted market prices. The fair value of the Company's other borrowings is estimated based upon the discounted value of the future cash flows expected to be paid on such borrowings using estimated market discount rates that reflect the borrowings of others with similar terms and maturities.

RISK MANAGEMENT INSTRUMENTS

    The fair value of interest rate swap agreements is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date taking into account interest rates and the credit worthiness of the swap counterparties on or about the respective financial statement dates. Market quotes are used to estimate the fair value of interest rate futures contracts.

LOAN COMMITMENTS

    The fair value of loan commitments is estimated considering the difference between interest rates on or about the respective financial statement dates and the committed rates.

REAL ESTATE OWNED

    Real estate, although not a financial instrument, is an integral part of the Company's business. The fair value of real estate is estimated based upon appraisals, broker price opinions and other standard industry valuation methods, less anticipated selling costs.

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

    The carrying amounts and the estimated fair values of the Company's financial instruments and real estate owned are as follows:

                                                                  DECEMBER 31, 1996       DECEMBER 31, 1995
                                                                ----------------------  ----------------------
                                                                 CARRYING      FAIR      CARRYING      FAIR
                                                                  AMOUNT      VALUE       AMOUNT      VALUE
                                                                ----------  ----------  ----------  ----------
Financial assets:
Cash and cash equivalents.....................................  $   52,219  $   52,219  $   54,632  $   54,632
Securities held for trading...................................      75,606      75,606        -           -
Securities available for sale.................................     354,005     354,005     337,480     337,480
Loans available for sale......................................     126,366     128,784     251,790     253,854
Investment securities.........................................       8,901       8,901      18,665      18,657
Loan portfolio, net...........................................     402,582     410,934     295,605     300,075
Discounted loan portfolio, net................................   1,060,953   1,140,686     669,771     682,241
Investments in low income housing tax credit interest.........      93,309     113,850      81,362      94,238
Real estate owned, net........................................     103,704     130,221     166,556     187,877
Financial liabilities:
Deposits......................................................   1,919,742   1,934,717   1,501,646   1,488,668
Advances from the Federal Home Loan Bank......................         399         399      70,399      70,530
Securities sold under agreements to repurchase................      74,546      74,546      84,761      84,761
Notes, debentures and other interest bearing obligations......     225,573     246,511     117,054     120,398
Other:
Loan commitments..............................................     194,128     194,128      54,405      54,405

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

NOTE 5 SECURITIES HELD FOR TRADING

    The book and market values and gross unrealized gains and losses for the Company's securities held for trading at December 31, 1996 were as follows:

                                                                                    GROSS         GROSS
                                                                       BOOK      UNREALIZED    UNREALIZED     FAIR
                                                                       VALUE        GAINS        LOSSES       VALUE
                                                                     ---------  -------------  -----------  ---------
Collateralized mortgage obligations................................  $  75,526    $      --     $    (140)  $  75,386
Futures contracts..................................................         --          220            --         220
                                                                     ---------        -----    -----------  ---------
                                                                     $  75,526    $     220     $    (140)  $  75,606
                                                                     ---------        -----    -----------  ---------
                                                                     ---------        -----    -----------  ---------

    The Company traded assets totaling $373,723, $93,942 and $621,991 in aggregate sales proceeds during the years ended December 31, 1996, 1995 and 1994, respectively, resulting in realized net gains of $14,645, $2,949 and $4,118 for the years ended December 31, 1996, 1995 and 1994, respectively. Unrealized gains on securities held for trading and included in gains on sales of interest earning assets amounted to $80, $0 and $0, respectively, in 1996, 1995 and 1994.

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

NOTE 6 SECURITIES AND LOANS AVAILABLE FOR SALE

    The amortized cost, fair value and gross unrealized gains and losses on the Company's securities and loans available for sale are as follows at the periods ended:

                                                                                  GROSS        GROSS
                                                                   AMORTIZED   UNREALIZED   UNREALIZED      FAIR
DECEMBER 31, 1996:                                                    COST        GAINS       LOSSES       VALUE
-----------------------------------------------------------------  ----------  -----------  -----------  ----------
Mortgage-related securities:
Single family residential:
AAA-rated collateralized mortgage obligations....................  $   74,224   $     227    $    (516)  $   73,935
FHLMC interest only..............................................      46,735         963         (127)      47,571
FNMA interest only...............................................      48,573       1,315         (508)      49,380
AAA-rated interest only..........................................       1,166          27          (20)       1,173
Subordinates.....................................................      15,550       3,614       --           19,164
REMIC residuals..................................................      19,211       1,349       --           20,560
Futures contracts................................................      --              19       (1,940)      (1,921)
                                                                   ----------  -----------  -----------  ----------
                                                                      205,459       7,514       (3,111)     209,862
                                                                   ----------  -----------  -----------  ----------
Multi-family and commercial:
AAA-rated interest only..........................................      82,996       1,353         (759)      83,590
Non-investment grade interest only...............................       3,620         205          (26)       3,799
Subordinates.....................................................      56,500       1,856         (822)      57,534
Futures contracts................................................      --          --             (780)        (780)
                                                                   ----------  -----------  -----------  ----------
                                                                      143,116       3,414       (2,387)     144,143
                                                                   ----------  -----------  -----------  ----------
                                                                   $  348,575   $  10,928    $  (5,498)  $  354,005
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------
Loans:
Single family residential........................................  $  111,980       2,949         (970)  $  113,959
Multi-family.....................................................      13,657         305       --           13,962
Consumer.........................................................         729         142           (8)         863
                                                                   ----------  -----------  -----------  ----------
                                                                   $  126,366   $   3,396    $    (978)  $  128,784
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)


                                                                                  GROSS        GROSS
                                                                   AMORTIZED   UNREALIZED   UNREALIZED      FAIR
DECEMBER 31, 1995:                                                    COST        GAINS       LOSSES       VALUE
-----------------------------------------------------------------  ----------  -----------  -----------  ----------
Mortgage-related securities:
Single family residential:
AAA-rated collateralized mortgage obligations....................  $  140,304   $       9    $  (1,482)  $  138,831
FHLMC interest only..............................................       2,217      --              (35)       2,182
FNMA interest only...............................................      10,080      --             (488)       9,592
FNMA principal only..............................................       8,104         114       --            8,218
Subordinates.....................................................      27,410      --             (100)      27,310
Planned amortization class (PAC) residuals.......................         759      --             (185)         574
REMIC residuals..................................................         616      --             (144)         472
Futures contracts................................................      --             168       (1,766)      (1,598)
                                                                   ----------  -----------  -----------  ----------
                                                                      189,490         291       (4,200)     185,581
                                                                   ----------  -----------  -----------  ----------
Multi-family and commercial:
AAA-rated interest only..........................................     101,110       2,840          (18)     103,932
FNMA interest only...............................................       5,520          16         (275)       5,261
Subordinates.....................................................      43,605         845       (1,496)      42,954
Futures contracts................................................      --          --             (248)        (248)
                                                                   ----------  -----------  -----------  ----------
                                                                      150,235       3,701       (2,037)     151,899
                                                                   ----------  -----------  -----------  ----------
                                                                   $  339,725   $   3,992    $  (6,237)  $  337,480
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------
Loans:
Single family residential........................................  $  221,927   $   1,736    $  --       $  223,663
Multi-family.....................................................      28,694         314       --           29,008
Consumer.........................................................       1,169          14       --            1,183
                                                                   ----------  -----------  -----------  ----------
                                                                   $  251,790   $   2,064    $  --       $  253,854
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

NOTE 6 SECURITIES AND LOANS AVAILABLE FOR SALE (CONTINUED)


    A profile of the maturities of securities available for sale at December 31, 1996 follows. Mortgage-backed securities are included based on their weighted-average maturities, reflecting anticipated future prepayments based on a consensus of dealers in the market.

                                                                    AMORTIZED COST  FAIR VALUE
                                                                    --------------  ----------
Due within one year...............................................    $   17,601    $   17,735
Due after 1 through 5 years.......................................       211,955       209,887
Due after 5 through 10 years......................................        92,023        95,103
Due after 10 years................................................        26,996        31,280
                                                                    --------------  ----------
                                                                      $  348,575    $  354,005
                                                                    --------------  ----------
                                                                    --------------  ----------


    Gross realized gains and losses, proceeds on sales, premiums amortized against and discounts accreted to income were as follows during the periods ended December 31:

                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
Securities:
Gross realized gains.........................................................  $    4,323  $    1,266  $   10,654
Gross realized losses........................................................      (3,757)     (2,079)     (7,999)
                                                                               ----------  ----------  ----------
Net realized gains (losses)..................................................  $      566  $     (813) $    2,655
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Proceeds on sales............................................................  $  175,857  $  836,247  $  877,911
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Premiums amortized against interest income...................................  $   23,508  $    5,188  $    2,782
Discounts accreted to interest income........................................      (3,261)     (3,135)       (553)
                                                                               ----------  ----------  ----------
Net premium amortization.....................................................  $   20,247  $    2,053  $    2,229
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Loans:
Gross realized gains.........................................................  $    2,150  $    1,817  $    3,399
Gross realized losses........................................................      (3,152)     --            (806)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Net realized gains (losses)..................................................  $   (1,002) $    1,817  $   2,593
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Proceeds on sales............................................................  $  397,606  $  100,104  $  383,673
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    One security in the available for sale portfolio, with a market value of $6,570, is pledged as collateral to the State of New Jersey in connection with the Bank's sales of certificates of deposit over $100 to New Jersey municipalities. Additionally, certain mortgage-related securities are pledged as collateral for securities sold under agreements to repurchase (see Note 18).

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

NOTE 7 INVESTMENT SECURITIES

    The book and fair values and gross unrealized gains and losses on the Company's investment securities are as follows at December 31:

                                                                                    GROSS          GROSS
                                                                       BOOK      UNREALIZED     UNREALIZED      FAIR
                                                                       VALUE        GAINS         LOSSES        VALUE
                                                                     ---------  -------------  -------------  ---------
1996:
Federal Home Loan Bank stock.......................................  $   8,798       --             --        $   8,798
Limited partnership interests......................................        103       --             --              103
                                                                     ---------   ------------  -------------  ---------
                                                                         8,901       --             --            8,901
                                                                     ---------   ------------  -------------  ---------
                                                                     ---------   ------------  -------------  ---------
1995:
U.S. Treasury securities...........................................  $  10,036    $  --          $      (8)   $  10,028
Federal Home Loan Bank stock.......................................      8,520       --             --            8,520
Limited partnership interests......................................        109       --             --              109
                                                                     ---------   ------------  -------------  ---------
                                                                     $  18,665    $  --          $      (8)   $  18,657
                                                                     ---------   ------------  -------------  ---------
                                                                     ---------   ------------  -------------  ---------

    Premiums amortized against and discounts accreted to income on U.S. Treasury securities held for investment were as follows for the periods ended December 31:

                                                                                1996        1995       1994
                                                                               -----     ---------  ---------
Premiums amortized against interest income...............................   $      36   $     289  $     324
Discounts accreted to interest income....................................      --          --            (12)
                                                                                  ---   ---------  ---------
Net premium amortization.................................................   $      36   $     289  $     312
                                                                                  ---   ---------  ---------
                                                                                  ---   ---------  ---------

    Included in interest income on investment securities and other for the periods ended December 31, 1996, 1995 and 1994 are $1,767, $1,388 and $5,654,
respectively, of deferred fees accreted on tax residuals (see Note 21).

    As a member of the FHLB system, the Bank is required to maintain an investment in the capital stock of the FHLB in an amount at least equal to the greater of 1% of residential mortgage assets, 5% of outstanding borrowings (advances) from the FHLB, or 0.3% of total assets. FHLB capital stock is generally pledged to secure FHLB advances.

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

NOTE 8 MORTGAGE-RELATED SECURITIES

    In December 1995 the Company transferred all of its mortgage-related securities held for investment to its available for sale portfolio (see Note 1).

    Premiums amortized against and discounts accreted to interest income on mortgage-related securities were as follows for the periods ended December 31:

                                                                            1996        1995       1994
                                                                           -----     ---------  ---------
Premiums amortized against interest income..............................   $  --       $     652  $   1,043
Discounts accreted to interest income...................................      --             (36)      (277)
                                                                              --       ---------  ---------
Net premium amortization................................................   $  --       $     616  $     766
                                                                              --       ---------  ---------
                                                                              --       ---------  ---------

NOTE 9 LOAN PORTFOLIO

    The Company's loan portfolio consisted of the following at December 31:

                                                                           1996        1995
                                                                        ----------  ----------
Carrying value:
Single family residential.............................................  $   73,186  $   75,928
Multi-family residential:
Permanent.............................................................      31,252      41,306
Construction..........................................................      36,590       7,741
                                                                        ----------  ----------
Total multi-family residential........................................      67,842      49,047
                                                                        ----------  ----------
Commercial real estate:
Hotel:
Permanent.............................................................     173,947     125,791
Construction..........................................................      26,364      --
Office................................................................     128,782      61,262
Land..................................................................       2,332      24,904
Other.................................................................      25,623       2,494
                                                                        ----------  ----------
Total commercial real estate..........................................     357,048     214,451
                                                                        ----------  ----------
Commercial non-mortgage...............................................       2,614      --
                                                                        ----------  ----------
Consumer..............................................................         424       3,223
                                                                        ----------  ----------
Total loans...........................................................     501,114     342,649
Undisbursed loan funds................................................     (89,840)    (39,721)
Unaccreted discount...................................................      (5,169)     (5,376)
Allowance for loan losses.............................................      (3,523)     (1,947)
                                                                        ----------  ----------
Loans, net............................................................  $  402,582  $  295,605
                                                                        ----------  ----------
                                                                        ----------  ----------

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

At December 31, 1996 the Company had $6,407 of single family residential loans, $2,310 of land loans and $3,733 of multi-family residential loans outstanding, at market interest rates and terms, which were issued to facilitate the sale of the Company's real estate owned and real estate held for development.

Included in the loan portfolio at December 31, 1996 and 1995 are $315,871 and $180,223 of loans in which the Company participates in the residual profits of the underlying real estate of which $233,749 and $142,139, respectively, have been funded. The Company records any residual profits as part of interest income when received.

The following table presents a summary of the Company's non-performing loans, allowance for loan losses and significant ratios as of and for the years ended December 31:

                                                 1996       1995       1994
                                               ---------  ---------  ---------
Non-performing loans:
Single family residential....................  $   2,123  $   2,923  $   2,478
Multi-family.................................        106        731        152
Consumer.....................................         55        202         29
                                               ---------  ---------  ---------
                                               $   2,284  $   3,856  $   2,659
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------
Allowance for loan losses:
Balance, beginning of year...................  $   1,947  $   1,071  $     884
Provision for loan losses....................      1,872      1,121     --
Charge-offs..................................       (296)      (263)      (472)
Recoveries...................................     --             18        659
                                               ---------  ---------  ---------
Balance, end of year.........................  $   3,523  $   1,947  $   1,071
                                               ---------  ---------  ---------
                                               ---------  ---------  ---------

                                      F-31

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)


Significant ratios:
  Non-performing loans as a percentage of:
    Loans....................................       0.56%      1.27%      4.35%
    Total assets.............................       0.09%      0.20%      0.21%
Allowance for loan losses as a percentage of:
  Loans......................................       0.87%      0.65%      1.84%
  Non-performing loans.......................     154.24%     50.49%     40.28%
  Net charge-offs (recoveries) as a percentage
   of average loans..........................       0.09%      0.19%     (0.28%

If non-accrual loans had been current in accordance with their original terms, interest income for the years ended December 31, 1996, 1995 and 1994 would have been approximately $214, $322 and $207 higher, respectively. No interest has been accrued on loans greater than 89 days past due.

At December 31, 1996, the Company had no investment in impaired loans as defined in accordance with SFAS No. 114, and as amended by SFAS No. 118.

The loan portfolio is geographically located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loans were located at December 31, 1996.

                                               SINGLE
                                               FAMILY     MULTI-FAMILY COMMERCIAL    COMMERCIAL
                                            RESIDENTIAL   RESIDENTIAL  REAL ESTATE  NON-MORTGAGE    CONSUMER      TOTAL
                                            ------------  -----------  -----------  -------------  -----------  ----------
New York..................................   $    7,644    $  34,115    $  76,326     $  --         $  --       $  118,085
Illinois..................................           56       --           81,280        --            --           81,336
California................................       18,551       15,733       39,710         2,614        --           76,608
New Jersey................................       32,996       --           14,267        --                22       47,285
Georgia...................................       --           --           30,114        --            --           30,114
Other.....................................       13,939       17,994      115,351        --               402      147,686
                                            ------------  -----------  -----------  -------------  ------------  ---------
Total.....................................   $   73,186    $  67,842    $ 357,048     $   2,614     $     424   $  501,114
                                            ------------  -----------  -----------  -------------- ------------  ---------
                                            ------------  -----------  -----------  -------------- ------------  ---------



NOTE 10   DISCOUNTED LOAN PORTFOLIO

The Company has acquired through private sales and auctions mortgage loans at a discount because the borrowers are either not current as to principal and interest payments or there is doubt as to the borrowers' ability to pay in full the contractual principal and interest. The Company estimates the amounts it will realize through foreclosure, collection efforts or other

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

resolution of each loan and the length of time required to complete the collection process in determining the amounts it will bid to acquire such loans.

The resolution alternatives applied to the discounted loan portfolio are (i) the borrower brings the loan current in accordance with original or modified terms; (ii) the borrower repays the loan or a negotiated amount; (iii) the borrower agrees to a deed-in-lieu of foreclosure, in which case it is classified as real estate owned and held for sale by the Company and (iv) the Company forecloses on the loan and the property is either acquired at the foreclosure sale by a third party or by the Company, in which case it is classified as real estate owned and held for sale. The Company periodically reviews the discounted loan portfolio performance to ensure that nonperforming loans are carried at the lower of amortized cost or net realizable value of the underlying collateral and the remaining unaccreted discount is adjusted accordingly. Upon receipt of title to the property, the loans are transferred to real estate owned.

The Company's discounted loan portfolio consists of the following at December 31:

                                                                           CARRYING VALUE
                                                                      ------------------------
                                                                          1996         1995
                                                                      ------------  ----------
Loan type:
Single family residential...........................................  $    504,049  $  376,501
Multi-family residential............................................       341,796     176,259
Commercial real estate..............................................       465,801     388,566
Other...............................................................         2,753       2,203
                                                                      ------------  ----------
Total discounted loans..............................................     1,314,399     943,529
Unaccreted discount.................................................      (241,908)   (273,758)
Allowance for loan losses...........................................       (11,538)     --
                                                                      ------------  ----------
Discounted loans, net...............................................  $  1,060,953  $  669,771
                                                                      ------------  ----------
                                                                      ------------  ----------

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                          1996         1995
                                                                      ------------  ----------
Loan status:
Past due less than 31 days..........................................  $    579,597  $  351,630
Past due 31 to 89 days..............................................        22,161      86,838
Past due 90 days or more............................................       563,077     385,112
Acquired and servicing not yet transferred..........................       149,564     119,949
                                                                      ------------  ----------
                                                                      $  1,314,399  $  943,529
                                                                      ------------  ----------
                                                                      ------------  ----------

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

A summary of income on discounted loans is as follows for the years ended December 31:

                                                                                     1996       1995       1994
                                                                                  ----------  ---------  ---------
Interest income:
Realized........................................................................  $   97,174  $  70,807  $  48,734
Accreted and unrealized.........................................................       5,991      5,191      3,826
                                                                                  ----------  ---------  ---------
                                                                                  $  103,165  $  75,998  $  52,560
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Gains on sales:
Realized gains on sales.........................................................  $    7,393  $   6,008  $     890
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Proceeds on sales...............................................................  $  190,616  $  38,942  $  32,684
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------




The following table sets forth the activity in the Company's gross discounted loan portfolio during the years ended December 31:

                                                                                 1996         1995        1994
                                                                             ------------  ----------  ----------
Principal balance, beginning of year.......................................  $    943,529  $  785,434  $  433,516
Acquisitions...............................................................     1,110,887     791,195     826,391
Resolutions and repayments.................................................      (371,228)   (300,161)   (265,292)
Loans transferred to real estate owned.....................................      (138,543)   (281,344)   (171,300)
Sales......................................................................      (230,246)    (51,595)    (37,881)
                                                                                ---------    --------    --------
Principal balance, end of year.............................................  $  1,314,399  $  943,529  $  785,434
                                                                                ---------    --------    --------
                                                                                ---------    --------    --------




The discounted loan portfolio is geographically located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's discounted loans were located at December 31, 1996:

                                                               SINGLE                  COMMERCIAL
                                                               FAMILY     MULTI-FAMILY REAL ESTATE
                                                            RESIDENTIAL   RESIDENTIAL   AND OTHER      TOTAL
                                                            ------------  -----------  -----------  ------------
California................................................   $  175,916    $  80,326    $ 114,279   $    370,521
New Jersey................................................       50,551        4,794       78,698        134,043
New York..................................................       76,290       12,688       40,176        129,154
Pennsylvania..............................................        8,856       97,062        4,430        110,348
Connecticut...............................................       39,591       62,953        2,284        104,828
Other.....................................................      152,845       83,973      228,687        465,505
                                                                -------      -------      -------      ---------
Total.....................................................   $  504,049    $ 341,796    $ 468,554   $  1,314,399
                                                                -------      -------      -------      ---------
                                                                -------      -------      -------      ---------


                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

The following schedule presents a summary of the Company's allowance for loan losses and significant ratios for its discounted loans as of and for the years ended December 31:


                                                                                             1996        1995         1994
                                                                                           ---------     -----        -----
Allowance for loan losses:
Balance, beginning of year...............................................................  $  --       $  --        $  --
Provision for loan losses................................................................     20,578      --           --
Charge-offs..............................................................................     (9,216)     --           --
Recoveries...............................................................................        176      --           --
                                                                                              ------     ---          ---
Balance, end of year.....................................................................  $  11,538   $  --        $  --
                                                                                              ------     ---          ---
                                                                                              ------     ---          ---

Significant ratios:
Allowances for loan losses as a percentage of discounted loan portfolio, net.............       1.09%          -%           -%
Net charge-offs (recoveries) as a percentage of average discounted loans.................       1.34%          -%           -%



NOTE 11  REAL ESTATE OWNED

Real estate owned, net of allowance for losses, is held for sale and consists of the following at December 31:

                                                                           1996        1995
                                                                        ----------  ----------
Discounted loan portfolio:
Single family residential.............................................  $   49,728  $   75,144
Multi-family residential..............................................      14,046      59,932
Commercial real estate................................................      36,264      31,218
                                                                        ----------  ----------
Total discounted loan portfolio.......................................     100,038     166,294
Loan portfolio........................................................         592         262
Loans available for sale..............................................       3,074      --
                                                                        ----------  ----------
                                                                        $  103,704  $  166,556
                                                                        ----------  ----------
                                                                        ----------  ----------

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

The following schedule presents the activity, in aggregate, in the valuation allowances on real estate owned for the years ended December 31:

                                                 1996       1995       1994
                                                ------     ------     ------
Balance, beginning of year..................  $  4,606   $  3,937    $ 2,455
Provision for losses........................    18,360     10,510      9,074
Charge-offs and sales.......................   (11,473)    (9,841)    (7,592)
                                              --------   --------    -------
Balance, end of year........................  $ 11,493   $  4,606    $ 3,937
                                              --------   --------    -------
                                              --------   --------    -------


The following table sets forth the results of the Company's investment in real estate owned, which were primarily related to the discounted loan portfolio, during the years ended December 31:


                                                 1996       1995       1994
                                                ------     ------     ------

Gains on sales..............................  $ 22,835   $ 19,006    $ 21,308
Provision for losses........................   (18,360)   (10,510)     (9,074)
Rental income (carrying costs), net.........      (648)     1,044      (6,239)
                                              --------   --------    --------
                                              $  3,827   $  9,540    $  5,995
                                              --------   --------    --------
                                              --------   --------    --------

NOTE  12 INVESTMENT IN REAL ESTATE

                                                            December 31,
                                                          ------------------
                                                            1996       1995
                                                          -------     ------
Loans accounted for as investments in real estate:
  Multi-family residential.............................  $ 24,946     $   -
Hotels:
  Land.................................................       613          613
  Building and leasehold improvements..................    14,874       11,402
  Office and computer equipment........................     2,248          720
  Less accumulated depreciation and amortization.......    (1,648)        (778)
                                                         --------     --------
                                                           16,087       11,957
                                                         --------     --------
                                                         $ 41,033     $ 11,957
                                                         --------     --------
                                                         --------     --------

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

NOTE 13  MORTGAGE SERVICING RIGHTS

The Company services for other investors mortgage loans which it does not own. The total amount of such loans serviced for others was $1,918,098 and $361,608 at December 31, 1996 and 1995, respectively. Servicing fee income on such loans amounted to $2,414, $493 and $231 for the years ended December 31, 1996, 1995 and 1994, respectively.

The unamortized balance of mortgage servicing rights, which are included in other assets, is as follows at December 31:

                                                            1996       1995
                                                           ------     ------
Unamortized balance....................................  $  4,048     $  3,433
Valuation allowance....................................    (1,630)        -
                                                         --------     --------
                                                         $  2,418     $  3,433
                                                         --------     --------
                                                         --------     --------

Periodically, the Company evaluates the recoverability of mortgage servicing rights based on the projected value of future net servicing income. Future prepayment rates are estimated based on current interest rates and various portfolio characteristics, including loan type, interest rate, and market prepayment estimates. If the estimated recovery is lower than the current amount of mortgage servicing rights, a reduction to mortgage servicing rights is recorded through an increase in the valuation allowance. Valuation allowances were established through charges to servicing fees and other charges during 1996 primarily as a result of higher than projected prepayment rates.

NOTE 14  INVESTMENTS IN LOW INCOME HOUSING TAX CREDIT INTERESTS

The carrying value of the Company's investments in low income housing tax credit interests are as follows at December 31:

                                                            1996       1995
                                                           ------     ------

Investments solely as a limited partner made prior to
  May 18, 1995.........................................  $ 55,595     $ 58,911
Investments solely as a limited partner made on or
  after May 18, 1995...................................    12,887        4,223
Investments as both a limited and, through
  subsidiaries, general partner........................    24,827       18,228
                                                         --------     --------
                                                         $ 93,309     $ 81,362
                                                         --------     --------
                                                         --------     --------

                                      F-37

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

The qualified affordable housing projects underlying the Company's investments in low income housing tax credit interests are geographically located throughout the United States. At December 31, 1996, the Company's largest single investment was $15,402 which is in a project located in Fort Lauderdale, Florida.

Income on the Company's limited partnership investments made prior to May 18, 1995 is recorded under the level yield method as a reduction of income tax expense, and amounted to $9,330, $7,709 and $5,410 for the years ended December 31, 1996, 1995 and 1994, respectively. Had these investments been accounted for under the equity method, net income would have been reduced by $2,223, $2,798 and $2,742 for the years ended December 31, 1996, 1995 and
1994, respectively. For limited partnership investments made after May 18, 1995, and for investments as a limited and, through subsidiaries, general partner, the Company recorded a loss of $636 from operations of the underlying real estate after depreciation, for the year ended December 31, 1996, and no income or expense for the years ended December 31, 1995 and 1994.

Other liabilities include $9,105 and $9,794 at December 31, 1996 and 1995, respectively, representing contractual obligations to fund certain limited partnerships which invest in low income housing tax credit interests.

Included in other income for the year ended December 31 1996 is a gain of $4,861 on the sale of certain investments in low income housing tax credit interests which had a carrying value of $19,806 at time of sale.

NOTE 15  PREMISES AND EQUIPMENT

                                                            December 31,
                                                          ------------------
                                                            1996       1995
                                                           ------     ------
Land...................................................  $    485     $    485
Leasehold improvements.................................     5,999        5,672
Office and computer equipment..........................    15,950       12,726
Other..................................................      -             347
Less accumulated depreciation and amortization.........    (7,815)      (5,828)
                                                         --------      -------
                                                         $ 14,619     $ 13,402
                                                         --------     --------
                                                         --------     --------

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

NOTE 16  DEPOSITS

The Company's deposits consist of the following at December 31:

                                           1996                 1995
                                      ----------------     ----------------
                                      Weighted           Weighted
                                      Average    Book    Average      Book
                                      Rate      Value    Rate        Value
                                      -------- --------- --------  ----------
Non-interest bearing deposits......     - %   $   96,563     - %   $   48,482
NOW and money market
  checking accounts................   2.99        22,208   3.37        17,147
Savings accounts...................   2.30         2,761   2.30         3,471
                                              ----------           ----------
                                                 121,532               69,100
                                              ----------           ----------
Certificates of deposit............            1,809,098            1,440,240
Unamortized deferred fees..........              (10,888)              (7,694)
                                              ----------           ----------
                                      5.80     1,798,210   5.68     1,432,546
                                              ----------           ----------
                                      5.47    $1,919,742   5.46    $1,501,646
                                              ----------           ----------
                                              ----------           ----------

At December 31, 1996 and 1995 certificates of deposit include $1,572,081 and $1,123,196 respectively, of deposits originated through national, regional and local investment banking firms which solicit deposits from their customers, all of which are non-cancelable. Additionally, at December 31, 1996 and 1995, $147,488 and $80,045, respectively, of certificates of deposit were issued on an uninsured basis. Non-interest bearing deposits include $82,885 and $37,686 of advance payments by borrowers for taxes and insurance and principal and interest collected but not yet remitted in accordance with loan servicing agreements at December 31, 1996 and 1995, respectively.

The contractual maturity of the Company's certificates of deposit at December 31, 1996 follows:

Contractual Remaining Maturity:
  Within one year...........................................     $   916,056
  Within two years..........................................         375,286
  Within three years........................................         222,477
  Within four years.........................................         144,978
  Within five years.........................................         138,744
  Thereafter................................................             669
                                                                 -----------
                                                                 $ 1,798,210
                                                                 -----------
                                                                 -----------

                                      F-39

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

The amortization of the deferred fees of $5,384, $4,729 and $1,606 for the years ended December 31, 1996, 1995 and 1994, respectively, and the accretion of the purchase accounting discount of $0, $0 and $(2,991) for the years ended December 31, 1996, 1995 and 1994, respectively, are computed using the interest method and are included in interest expense on certificates of deposit. The interest expense by type of deposit account is as follows for the years ended December 31:

                                                1996        1995       1994
                                              --------    --------   --------
NOW accounts and money market checking.....   $    620    $  1,031   $  1,395
Savings....................................         78         451      2,602
Certificates of deposit....................     93,075      70,371     40,964
                                              --------    --------   --------
                                              $ 93,773    $ 71,853   $ 44,961
                                              --------    --------   --------
                                              --------    --------   --------

Accrued interest payable on deposits in the amount of $18,249 and $18,994 as of December 31, 1996 and 1995, respectively, is included in accrued expenses, payables and other liabilities.

NOTE 17  ADVANCES FROM THE FEDERAL HOME LOAN BANK ("FHLB")

Advances from the FHLB mature as follows:

                                     December 31, 1996      December 31, 1995
                                  ----------------------  ---------------------
                                  Interest       Book     Interest    Book
Due Date                            Rate         Value      Rate      Value
--------                          --------       -----    --------    -----
1996...........................       -  %       $ -         5.83%    $70,000
1997...........................      7.02%       $ 399       7.02%    $   399
                                                 -----                -------
                                                 $ 399                $70,399
                                                 -----                -------
                                                 -----                -------

Accrued interest payable on FHLB advances amounted to $2 and $297 as of December 31, 1996 and 1995, respectively, and is included in accrued expenses, payables and other liabilities. All interest rates are fixed by contract. Under the terms of its collateral agreement, the Company is required to maintain otherwise unencumbered qualifying assets with a fair market value ranging from 105% to 125% of FHLB advances depending on the type of collateral. At December 31, 1995 the Company's FHLB stock was pledged as additional collateral for these advances.

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

NOTE 18  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company periodically enters into sales of securities under agreements to repurchase the same securities (reverse repurchase agreements). Fixed coupon reverse repurchase agreements with maturities of three months or less are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated statements of financial condition. All securities underlying reverse repurchase agreements are reflected as assets in the accompanying consolidated statements of financial condition and are held in safekeeping by broker/dealers. For the years ended December 31, 1996, 1995 and 1994, interest rate swap agreements and Eurodollar futures contracts used for risk management purposes had the effect of increasing interest expense on securities sold under agreements to repurchase and certificates of deposit by $0, $261 and $296, respectively.

                                                     December 31,
                                              ---------------------------
                                                 1996       1995       1994
                                                ------     ------     ------
Other information concerning securities
  sold under agreements to repurchase:
    Balance, end of year...................   $ 74,546    $ 84,761   $    -
    Accrued interest payable, end of year..   $     12    $    153   $    -
    Weighted average interest rate,
      end of year..........................       5.46%       5.70%       -   %
    Average balance during the year........   $ 19,581    $ 16,754   $ 254,457
    Weighted average interest rate
      during the year......................       5.62%       5.68%       4.09%
    Maximum month-end balance..............   $ 84,321    $ 84,761   $ 537,629


Mortgage-related securities at amortized cost of $75,526 and a market value of $75,386 were posted as collateral for securities sold under agreements to repurchase at December 31, 1996.

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

NOTE 19   NOTES, DEBENTURES AND OTHER INTEREST BEARING OBLIGATIONS

Notes, debentures and other interest bearing obligations mature as follows:

                                                            December 31,
                                                       ----------------------
                                                            1996       1995
1996:
  12% subordinated notes due January 2................   $    -      $   1,012
  10.5% subordinated notes due May 1..................        -          7,615
                                                         ---------   ---------
                                                              -          8,627
2003:
  12% mortgage loan due September 1...................        -          7,817
  11.875% notes due October 1.........................     125,000        -
2005:
  12% subordinated debentures due June 15.............     100,000     100,000
2014:
  0 - 8.5% mortgage loan due December 1...............         573         610
                                                         ---------   ---------
                                                         $ 225,573   $ 117,054
                                                         ---------   ---------
                                                         ---------   ---------

The notes which matured in 1996 were payable to current or former shareholders and executive officers.

On June 12, 1995 the Bank issued $100,000 of 12% Subordinated Debentures due 2005 (the "Debentures") with interest payable semiannually on June 15 and December 15. The Debentures are unsecured general obligations of the Bank and are subordinated in right of payment to all existing and future senior debt.

The Debentures may not be redeemed prior to June 15, 2000, except as described below. On or after such date, the Debentures may be redeemed at any time at the option of the Bank, in whole or in part, together with accrued and unpaid interest, if any, on not less than 30 nor more than 60 days' notice at the following redemption prices (expressed as a percentage of the principal amount), if redeemed during the twelve month period beginning June 15 of the years indicated below:

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)


                   Year                      Redemption Price
               -----------                ----------------------
                   2000                           105.333%
                   2001                           104.000%
                   2002                           102.667%
                   2003                           101.333%
                   2004 and thereafter            100.000%

In addition, the Bank may redeem, at its option, up to $35,000 principal amount of the Debentures at any time prior to June 15, 1998 with the net cash proceeds received by the Bank from one or more public equity offerings at a purchase price of 112.000% of the principal amount thereof, plus accrued and unpaid interest.

In connection with the issuance of the Debentures, the Bank incurred certain costs which have been capitalized and are being amortized on a straight-line basis over the expected life of the Debentures. The unamortized balance of these issuance costs amounted to $2,745 and $3,170, at December 31, 1996 and 1995, respectively, and is included in other assets. Accrued interest payable on the Debentures amounted to $500 at December 31, 1996 and 1995 and is included in accrued expenses, payables and other liabilities.

On September 25, 1996 the Company completed the public offering of $125,000 aggregate principal of 11.875% Notes due October 1, 2003 ("the Notes") with interest payable semi-annually on April 1 and October 1. The Notes are unsecured general obligations of the Company and are subordinated in right of payment to the claims of creditors of the Company and the Company's subsidiaries.

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

                   Year                      Redemption Price
               -----------                ----------------------
                   2001                           105.938%
                   2002                           102.969%

In addition, the Company may redeem, at its option, up to 35% of the original aggregate principal amount of the Notes at any time and from time to time until October 1, 1999 with the net cash proceeds received by the Company from

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

one or more public or private equity offerings at a redemption price of 111.875% of the principal amount thereof, plus accrued and unpaid interest.

The indenture governing the Notes requires the Company to maintain, at all times when the Notes are not rated in an investment grade category by one or more nationally recognized statistical rating organization unencumbered liquid assets with a value equal to 100% of the required interest payments due on the Notes on the next two succeeding semi-annual interest payment dates. The Company maintains a $15,000 investment in repurchase agreements at December 31, 1996 that is restricted for purposes of meeting this liquidity requirement. The indenture further provides that the Company shall not sell, transfer or otherwise dispose of shares of common stock of the Bank or permit the Bank to issue, sell or otherwise dispose of shares of its common stock unless in either case the Bank remains a wholly-owned subsidiary of the Company.

Proceeds from the offering of the Notes amounted to approximately $120,156 (net of underwriting discount). On September 30, 1996, the Company contributed $50,000 of such proceeds to the Bank to support future growth. The remainder of the proceeds retained by the Company are available for general corporate purposes, with the exception of the liquidity maintenance requirement described above.

In connection with the issuance of the Notes, the Company incurred certain costs which have been capitalized and are being amortized on a straight-line basis over the life of the Notes. The unamortized balance of these issuance costs amounted to $5,252 at December 31, 1996 and is included in other assets. Accrued interest payable on the Notes amounted to $3,752 at December 31, 1996 and is included in accrued expenses, payables and other liabilities.

In November 1996, the Company acquired the 12% first mortgage note due September 1, 2003 from an unaffiliated third party. The principal balance and related interest have been eliminated in consolidation at December 31, 1996.

NOTE 20   INTEREST RATE RISK MANAGEMENT INSTRUMENTS

In managing its interest rate risk, the Company on occasion enters into swaps. Under swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The terms of the swaps provide for the Company to receive a floating rate of interest based on the London Interbank Offered Rate ("LIBOR") and to pay fixed interest rates. The notional amount of the swap outstanding at December 31, 1996 is amortized (i.e., reduced) monthly based on estimated prepayment rates. The Company had no outstanding swaps at December 31, 1995. The terms of the outstanding swap at December 31, 1996 follows:

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

                 Notional    LIBOR                  Floating Rate
Maturity         Amount      Index    Fixed Rate    at End of Year   Fair Value
--------         --------    -----    ----------    --------------   ----------
1998             $ 45,720    1-Month     6.18%           5.67%         $ (103)


The 1-month LIBOR was 5.50% on December 31, 1996. The interest expense or benefit of the swaps had the effect of increasing (decreasing) net interest income by ($58), $358 and ($754) for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company also enters into short sales of Eurodollar and U.S. Treasury interest rate futures contracts as part of its overall interest rate risk management activity. Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. The Eurodollar futures contracts have been sold by the Company to hedge the maturity risk of certain short duration mortgage-related securities. U.S. Treasury futures have been sold by the Company to hedge the risk of a reduction in the market value of fixed rate mortgage loans and certain fixed rate mortgage-backed and related securities available for sale in a rising interest rate environment.

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

Terms and other information on interest rate futures contracts sold short are as follows:

                                     Maturity   Notional Principal  Fair Value
                                     --------   ------------------  ----------
December 31, 1996:
  Eurodollar futures.............      1997         $ 365,000       $   (558)
                                       1998            40,000            (87)

  U.S. Treasury futures..........      1997           165,100            498

December 31, 1995:
  Eurodollar futures.............      1996         $ 386,000       $ (1,598)
                                       1997            26,000           (168)

  U.S. Treasury futures..........      1996            11,100            (80)

The following table summarizes the Company's use of interest rate risk management instruments.

                                                  Notional Amount
                                    ------------------------------------------
                                                      Short           Short
                                                   Eurodollar     U.S. Treasury
                                      Swaps          Futures          Futures
                                    -----------  --------------  --------------
Balance, December 31, 1994.....     $  40,000      $  493,000     $    222,500
  Purchases....................          -            336,000          708,600
  Maturities...................       (40,000)           -                -
  Terminations.................          -           (417,000)        (920,000)
                                    ---------      ----------     ------------
Balance, December 31, 1995.....          -            412,000           11,100
  Purchases....................        47,350         564,000        3,362,400
  Maturities...................        (1,630)           -                -
  Terminations.................          -           (571,000)      (3,208,400)
                                    ---------      ----------     ------------
Balance, December 31, 1996.....     $  45,720      $  405,000     $    165,100
                                    ---------      ----------     ------------
                                    ---------      ----------     ------------

Because interest rate futures contracts are exchange traded, holders of these instruments look to the exchange for performance under these contracts and not the entity holding the offsetting futures contract, thereby minimizing the risk of nonperformance under these contracts. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

and controls this risk through credit monitoring procedures. The notional principal amount does not represent the Company's exposure to credit loss.

U.S. Treasury Bills with a carrying value of $3,138 and $1,134 and a fair value of $3,138 and $1,134 were pledged by the Company as security for the obligations under these swaps and interest rate futures contracts at December 31, 1996 and 1995, respectively.

NOTE 21  INCOME TAXES

Total income tax expense (benefit) was allocated as follows:

                                                 Years Ended December 31,
                                            ----------------------------------
                                                 1996       1995       1994
                                                ------     ------     ------
Income from continuing operations..........   $ 11,159    $  4,562    $ 29,724
Discontinued operations....................       -         (4,097)     (2,227)
Benefit of tax deduction in excess of
  amounts recognized for financial
  reporting purposes related to employee
  stock options reflected in stockholders'
  equity...................................       -           (375)        (39)
                                              --------    --------    --------
                                              $ 11,159    $     90    $ 27,458
                                              --------    --------    --------
                                              --------    --------    --------

The components of income tax expense (benefit) attributable to income from continuing operations were as follows:


                                                 Years Ended December 31,
                                            ---------------------------------
                                                 1996       1995       1994
                                                ------     ------     ------
Current:               Federal               $ (6,844)    $  1,673   $ 26,267
                       State                     (576)       5,011      2,261
                                             --------     --------   --------
                                               (7,420)       6,684     28,528
                                             --------     --------   --------

Deferred:              Federal                 16,616        1,762      1,022
                       State                    1,962       (3,884)       174
                                             --------     --------   --------
                                               18,578       (2,122)     1,196
                                             --------     --------   --------
   Total                                     $ 11,158     $  4,562   $ 29,724
                                             --------     --------   --------
                                             --------     --------   --------

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

Income tax expense differs from the amounts computed by applying the U.S. Federal corporate income tax rate of 35% as follows:

                                                  Years Ended December 31,
                                             --------------------------------
                                                 1996       1995       1994
                                                ------     ------     ------
Expected income tax expense at
  statutory rate...........................   $ 21,455   $  13,196   $ 28,552
Differences between expected and actual tax:
  Excess of cost over net assets acquired
  adjustments..............................        (76)        (76)     3,592
Tax effect of (utilization) non-utilization
  of net operating loss....................     (1,782)     (1,380)        23
State tax (after Federal tax benefit)......        901         733      2,054
Low income housing tax credits.............     (9,330)     (7,709)    (5,410)
Other......................................        (10)       (202)       913
                                              --------   ---------   --------
  Actual income tax expense................   $ 11,158   $   4,562   $ 29,724
                                              --------   ---------   --------
                                              --------   ---------   --------

For taxable years beginning prior to January 1, 1996, a savings institution that met certain definitional tests relating to the composition of its assets and the sources of its income (a "qualifying savings institution") was permitted to establish reserves for bad debts and make annual additions thereto under the experience method. Alternatively, a qualifying savings institution could elect, on an annual basis, to use the percentage of taxable income method to compute its allowable addition to its bad debt reserve on qualifying real property loans (generally loans secured by an interest in
improved real estate).   The applicable percentage was 8% for tax periods
after 1987. The Bank utilized the percentage of taxable income method for these years.

On August 20, 1996, President Clinton signed the Small Business Job Protection Act (the "Act") into law. One provision of the Act repeals the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995. The Bank, therefore, will be required to use the specific charge-off method on its 1996 and subsequent federal income tax returns. The Bank will be required to recapture its "applicable excess reserves", which are its federal tax bad debt reserves in excess of the base year reserve amount described in the following paragraph. The Bank will include one-sixth of its applicable excess reserves in taxable income in each year from 1996 through 2001. As of December 31, 1995, the Bank had approximately $42.4 million of applicable excess reserves. As of December 31, 1996, the Bank had fully provided for the tax related to this recapture. The base year reserves will continue to be subject to recapture and the Bank could be required to recognize a tax liability if: (1) the Bank fails to qualify as a "bank" for federal income tax purposes, (2) certain distributions are made with respect to the stock of the Bank, (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses, or (4) there is a change in federal tax law. The enactment of this

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

legislation is expected to have no material impact on the Bank's or the Company's operations or financial position.

In accordance with SFAS No. 109 "Accounting for Income Taxes," a deferred tax liability has not been recognized for the tax bad debt base year reserves of the Bank. The base year reserves are generally the balance of reserves as of December 31, 1987 reduced proportionately for reductions in the Bank's loan portfolio between that date and December 31, 1995. At December 31, 1996 and 1995, the amount of those reserves was approximately $5.7 million. This reserve could be recognized in the future under the conditions described in the preceding paragraph.

The net deferred tax liability was comprised of the following:

                                                             December 31,
                                                       ------------------------
                                                            1996       1995
                                                           ------     ------
Deferred Tax Assets:
  Tax residuals and deferred income on
    tax residuals..................................      $  3,712    $ 27,648
  State taxes......................................           552       2,563
  Application of purchase accounting...............         1,503       1,031
  Accrued profit sharing...........................         1,422       2,940
  Accrued other liabilities........................           420         739
  Deferred interest expense on discounted loan
    portfolio......................................         3,989       2,130
  Mark to market and reserves on REO properties....         3,513       1,059
  Other............................................           -           105
                                                         --------    --------
                                                           15,111      38,215
                                                         --------    --------
Deferred Tax Liabilities:
  Bad debt reserves................................           810      12,356
  Deferred interest income on discounted loan
    portfolio......................................         4,632       4,276
  Partnership losses...............................         1,205         -
  Other............................................           500         553
                                                         --------    --------
                                                            7,147      17,185
                                                         --------    --------
                                                            7,964      21,030
  Mark to market on certain mortgage-backed and
    related securities available for sale..........        (2,104)      1,233
                                                         --------    --------
                                                            5,860      22,263
                                                         --------    --------
  Deferred tax asset valuation allowance...........          -           -
  Net deferred tax assets..........................      $  5,860    $ 22,263
                                                         --------    --------
                                                         --------    --------

Deferred tax assets, net of deferred fees, include tax residuals which result from the ownership of Real Estate Mortgage Investment Conduits ("REMIC"). While a tax residual is anticipated to have little or no future cash flows from the REMIC from which it has been issued, the tax residual does bear the income tax liability and benefit resulting from the annual differences between the interest paid on the debt instruments issued by the REMIC and the

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

interest received on the mortgage loans held by the REMIC. Typically this difference generates taxable income to the Company in the first several years of the REMIC and equal amounts of tax losses thereafter, thus resulting in the deferred tax asset. As a result of the manner in which REMIC residual interests are treated for tax purposes, at December 31, 1996, 1995 and 1994, the Company had approximately $10,228, $55,000 and $12,400, respectively, of net operating loss carryforwards for tax purposes. The net operating loss carryforward of $10,228 will expire, if unused, in the year 2010.

As a result of the Company's earnings history, current tax position and taxable income projections, the Company believes that it will generate sufficient taxable income in future years to realize the net deferred tax asset position as of December 31, 1996. In evaluating the expectation of sufficient future taxable income, the Company considered future reversals of temporary differences and available tax planning strategies that could be implemented, if required.

A valuation allowance was not required as of December 31, 1996 and 1995 as it was the Company's assessment that, based on available information, it is more likely than not that all of the deferred tax asset will be realized. A valuation allowance will be established in the future to the extent of a change in the Company's assessment of the amount of the net deferred tax asset that is expected to be realized.

NOTE 22  RETIREMENT PLAN

The Company maintains a defined contribution 401(k) plan. The Company matches 50% of each employee's contributions, limited to 2% of the employee's compensation.

In connection with its acquisition of Berkeley Federal Savings Bank in June 1993, the Bank assumed the obligations under a noncontributory defined benefit pension plan (the "Plan") covering substantially all employees upon their eligibility under the terms of the Plan. The Plan was frozen for the plan year ended December 31, 1993 and has been fully funded.

The Company's combined contributions to 401(k) plan in the years ended December 31, 1996, 1995, and 1994 were $258, $248 and $163, respectively.

NOTE 23  STOCKHOLDERS' EQUITY

On July 12, 1996 stockholders of the Company approved an amendment to the Company's articles of incorporation to increase the authorized number of common shares from 20,000,000 to 200,000,000 shares, to increase the authorized number of preferred shares from 250,000 to 20,000,000 shares and

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

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

During September 1996, 2,928,830 shares of common stock were issued in connection with the exercise of vested stock options by certain of the Company's and the Bank's current and former officers and directors. The Company loaned $6,654 to certain of such officers to fund their exercise of the stock options. Such notes, which are presented as a reduction of shareholders' equity, have an unpaid principal balance of $3,832 at December 31, 1996, bear interest at 10.5% per annum, are payable in two equal installments on March 1, 1998 and March 1, 1999 and are secured by the related shares of common stock.

On September 25, 1996, certain stockholders of Ocwen completed an initial public offering of 2,300,000 shares of Ocwen common stock. Prior to this offering, there had been no public trading market for the common stock. The common stock is quoted on The NASDAQ Stock Market under the symbol "OCWN". The Company did not receive any of the proceeds from the common stock offering.

During 1995, the Company repurchased from stockholders and retired 8,815,060 shares of common stock for the aggregate price of $41,997.

In December 1991, as part of its annual incentive compensation plan, the Company adopted a Non-Qualified Stock Option Plan (the "Stock Plan"). The Stock Plan provides for the issuance of stock options to key employees to purchase shares of common stock at prices less than the fair market value of the stock at the date of grant.

                                                       Options
             Options      Exercise      Options      Forfeited or     Options
             Granted       Price       Exercised     Repurchased       Vested
             -------      --------     ---------     ------------     --------
1994:       1,149,320         .79      1,059,440         89,880           -
1995:         297,380        5.76           -            44,400        252,980
1995:           7,110         .94           -              -             7,110
1996:         573,686       22.00           -              -              -

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

The difference between the fair market value of the stock at the date of grant and the exercise price is treated as compensation expense; included in compensation expense is $2,725, $65, and $4,571 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company has adopted SFAS No. 123 during 1996. In accordance with the provisions of SFAS No. 123, the Company has retained its current accounting method for its stock-based employee compensation plans under the provisions of APB 25, "Accounting for Stock Issued to employees" ("APB 25"). However, entities continuing to apply APB 25 are required to disclose pro forma net income and earnings per share as if the fair value method of accounting for stock-based employee compensation plans as prescribed by SFAS No.123 had been utilized. The following is a summary of the Company's for forma information:

         Net income (as reported)                $ 50,142
         Pro forma net income                    $ 47,777
         Earnings per share(as reported)         $   1.88
         Pro forma earnings per share            $   1.79

The fair value of the option grants were estimated using the Black-Scholes option-pricing model with the following assumptions:

         Expected dividend yield                    0.00%
         Expected stock price volatility           21.00%
         Risk-free interest rate                    6.20%
         Expected life of options                  5 year

NOTE 24  REGULATORY REQUIREMENTS

The Financial Institutions Reform, Recovery and Enforcement Act of 1989, ("FIRREA") and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institution subject to OTS supervision. The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At December 31, 1996, the minimum regulatory capital requirements were:

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

    - Tangible and core capital of 1.5 percent and 3 percent of total adjusted assets, respectively, consisting principally of stockholders' equity, but excluding most intangible assets, such as goodwill and any net unrealized holding gains or losses on debt securities available for sale.

    - Risk-based capital consisting of core capital plus certain subordinated debt and other capital instruments and, subject to certain limitations, general valuation allowances on loans receivable, equal to 8 percent of the value of risk-weighted assets.

    - At December 31, 1996, the Bank was "well capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized", the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratio as set forth in the table below. The
         Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since December 31, 1996 that management believes have changed the institution's category.

The following tables summarizes the Bank's actual and required regulatory capital at December 31, 1996 and 1995.

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

December 31, 1996

                                                                                                            To Be Well
                                                                                                            Capitalized
                                                                                                             For Prompt
                                                                              Minimum For Capital           Corrective
                                                         Actual                Adequacy Purposes          Action Provisions
                                                 ------------------------    ----------------------   -------------------------
                                                   Ratio       Amount         Ratio        Amount       Ratio         Amount
                                                  -------    ----------      -------     ----------    -------      ----------
Stockholders' equity, and ratio to total assets    9.49%     $   228,153

Net unrealized (gain) on certain available
  for sale securities..........................                   (3,526)

Excess mortgage servicing rights...............                     (242)
                                                             -----------

Tangible capital, and ratio to adjusted
  total assets.................................    9.33%     $   224,385       1.50%      $  36,057
                                                             -----------                  ---------
                                                             -----------                  ---------
Tier 1 (core) capital, and ratio to adjusted
  total assets.................................    9.33%     $   224,385      3.00%       $  72,114      5.00%       $ 120,190
                                                             -----------                  ---------                  ---------
                                                             -----------                  ---------                  ---------
Tier 1 capital, and ratio to risk-weighted
  assets.......................................    8.47%     $   224,385                                 6.00%       $ 159,011
                                                             -----------                                             ---------
                                                             -----------                                             ---------
Allowance for loan and lease losses............                   16,057

Subordinated debentures........................                  100,000
                                                             -----------
Tier 2 Capital.................................                  116,057
                                                             -----------
Total risk-based capital, and ratio to
  risk-weighted assets.........................   12.85%     $   340,442      8.00%       $  212,014    10.00%       $ 265,018
                                                             -----------                  ----------                 ---------
                                                             -----------                  ----------                 ---------
Total regulatory assets........................              $ 2,405,188
                                                             -----------
                                                             -----------
Adjusted total assets..........................              $ 2,403,790
                                                             -----------
                                                             -----------
Risk-weighted assets...........................              $ 2,650,175
                                                             -----------
                                                             -----------

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

December 31, 1995

                                                                                                            To Be Well
                                                                                                            Capitalized
                                                                                                             For Prompt
                                                                              Minimum For Capital           Corrective
                                                         Actual                Adequacy Purposes          Action Provisions
                                                 ------------------------    ----------------------   -------------------------
                                                   Ratio       Amount         Ratio        Amount       Ratio         Amount
                                                  -------    ----------      -------     ----------    -------      ----------
Stockholders' equity, and ratio to total assets    6.47%     $   124,725

Net unrealized loss on certain available for
  sale securities..............................                    1,416

Excess mortgage servicing rights...............                     (344)
                                                             -----------
Tangible capital, and ratio to adjusted total
  assets.......................................    6.52%     $   125,797       1.50%     $  28,952
                                                             -----------                 ---------
                                                             -----------                 ---------
Tier 1 (core) capital, and ratio to adjusted
  total assets.................................    6.52%     $   125,797       3.00%     $  57,904      5.00%       $  96,506
                                                             -----------                 ---------                  ---------
                                                             -----------                 ---------                  ---------
Tier 1 capital, and ratio to risk-weighted
  assets.......................................    6.52%     $   125,797                                6.00%       $ 115,743
                                                             -----------                                            ---------
                                                             -----------                                            ---------
Allowance for loan and lease losses............                    1,757

Subordinated debentures........................                  100,000
                                                             -----------
Tier 2 Capital.................................                  101,757
                                                             -----------
Total risk-based capital, and ratio to
  risk-weighted assets.........................   11.80%     $   227,554       8.00%     $ 154,324     10.00%       $ 192,906
                                                             -----------                 ---------                  ---------
                                                             -----------                 ---------                  ---------
Total regulatory assets........................              $ 1,929,054
                                                             -----------
                                                             -----------
Adjusted total assets..........................              $ 1,930,126
                                                             -----------
                                                             -----------
Risk-weighted assets...........................              $ 1,929,056
                                                             -----------
                                                             -----------

The OTS has promulgated a regulation governing capital distributions. The Bank is considered to be a Tier 1 association under this regulation because it met or exceeded its fully phased-in capital requirements at December 31, 1996. A Tier 1 association that before and after a proposed capital distribution meets or exceeds its fully phased-in capital requirements may make capital distributions during any calendar year equal to the greater of
(i) 100% of net income for the calendar year to date plus 50% of its "surplus

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

capital ratio" at the beginning of the year or (ii) 75% of its net income over the most recent four-quarter period. In order to make these capital distributions, the Bank must submit written notice to the OTS 30 days in advance of making the distribution.

In addition to these OTS regulations governing capital distributions (see
Note 19) the indenture governing the Bank's debentures limits the declaration or payment of dividends and the purchase or redemption of common or preferred stock in the aggregate to the sum of 50% of consolidated net income and 100% of all capital contributions and proceeds from the issuance or sale (other than to a subsidiary) of common stock, since the date the Debentures were issued.

Subsequent to December 31, 1996, in connection with a recent examination of the Bank, the staff of the OTS expressed concern about many of the Bank's non-traditional operations, which generally are deemed by the OTS to involve higher risk, and the adequacy of the Bank's capital in light of the Bank's lending and investment strategies, notwithstanding that it is a "well-capitalized institution" under OTS regulations. The activities which are of concern to the OTS include the Bank's single-family residential lending activities to non-conforming borrowers, the Bank's origination of acquisition, development and construction loans with terms which provide for shared participation in the results of the underlying real estate, the Bank's discounted loan activities, which involve significantly higher investment in non-performing and classified assets than the majority of the savings industry, and the Bank's investment in subordinated classes of mortgage-related securities issued in connection with the Bank's asset securitization activities and otherwise.

In connection with the examination, the OTS instructed the Bank, commencing on June 30, 1997, to maintain a ratio of Tier 1 capital to assets of at least 12% and a total risk-based capital ratio of no less than 18%, which amounts may be decreased in the event that the Bank reduces its risk profile in a manner which is satisfactory to the OTS. Although the Bank strongly disagrees with the level of risk perceived by the OTS in its businesses, the Bank has taken the following actions in response to the OTS concerns: (i) sold to Ocwen subordinated, participating interests in a total of eleven acquisition, development and construction loans, which interests had an aggregate principal balance of $16,949, (ii) modified certain of its accounting practices, including, among other things, ceasing to accrue unaccreted discount on non-performing single-family residential loans commencing as of January 1, 1997, (iii) ceased originating acquisition, development and construction loans with profit participation features in the underlying real estate, with the exception of existing commitments, and (iv) established as of December
31, 1996 requested reserves, which amounted to $7.2 million, against loans and securities resulting from its investment in loans acquired from HUD.

The Bank intends to meet with the OTS staff to present recommendations by the Bank to transfer some of its non-traditional assets to Ocwen, one or more affiliates of Ocwen and/or one or more affiliates of the Bank in order to decrease the specified capital ratios the Bank has been instructed to maintain. Based on discussions with the OTS, the Bank does not believe at this time that any requirement to maintain higher levels of capital will be pursuant to a written agreement, order or directive which would cause it to cease to be a "well-capitalized institution" under OTS regulations, assuming compliance with any new capital requirements.

NOTE 25  OTHER EXPENSES

                                                 Years Ended December 31,
                                            ----------------------------------
                                                 1996       1995       1994
                                                ------     ------     ------
Other operating expenses:
  Professional fees........................   $  2,979    $  2,786    $  2,928
  Loan related expenses....................      4,111       2,433       1,332
  FDIC insurance...........................      3,098       2,212       2,220
  Marketing................................        701         968       1,305
  Travel and lodging.......................      1,291         925       1,566
  Corporate insurance......................      1,209         637         501
  Investment and treasury services.........        438         387         681
  Deposit related expenses.................         91         303         513
  OTS assessment...........................        293         257         393
  Other....................................      1,402       2,181       2,864
                                              --------    --------    --------
                                              $ 15,613    $ 13,089    $ 14,303
                                              --------    --------    --------
                                              --------    --------    --------

Included in the 1996 results of operations is a non-recurring expense of $7,140 related to the Federal Deposit Corporation's ("FDIC") assessment to recapitalized the Savings Association Insurance Fund ("SAIF") as a result of federal legislation passed into law on September 30, 1996.

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

NOTE 26  BUSINESS LINE REPORTING

The Company considers itself to be involved in the single business segment of providing financial services and conducts a variety of business activities within this segment. Such activities are as follows:

                                                     Income From
                                                     Continuing
                                        Interest     Operations
                                        Income       Before Taxes     Assets
                                        --------     ------------     ------
December 31, 1996:
  Asset acquisition, servicing and
    resolution.......................   $ 111,209     $ 51,711     $ 1,454,320
  Residential finance................      22,609        8,600         204,880
  Commercial finance.................      26,433        1,038         373,316
  Investment management..............      27,590        3,344         342,801
  Retail banking.....................       6,006       (5,983)         34,873
  Hotel operations...................        -             453          16,087
  Other..............................          47        2,138          57,408
                                        ---------     --------     -----------
                                        $ 193,894     $ 61,301     $ 2,483,685
                                        ---------     --------     -----------
                                        ---------     --------     -----------
December 31, 1995:
  Asset acquisition and resolution...   $  77,143     $ 28,184     $   910,680
  Residential finance................      13,323        1,338         321,350
  Commercial finance.................      23,708       (1,686)        356,690
  Investment management..............      21,855        3,641         328,263
  Retail banking.....................          44        4,053           3,449
  Hotel operations...................        -           2,593          19,451
  Other..............................       1,202         (422)         33,707
                                        ---------     --------     -----------
                                        $ 137,275     $ 37,701     $ 1,973,590
                                        ---------     --------     -----------
                                        ---------     --------     -----------
December 31, 1994:
  Asset acquisition and resolution...   $  53,357     $ 18,008     $   656,125
  Residential finance................       4,573         (303)         59,513
  Commercial finance.................      21,566        4,550         175,958
  Investment management..............      47,906        7,504         308,530
  Retail banking.....................         121       53,214          27,282
  Hotel operations...................        -          (1,808)         26,149
  Other..............................       3,935          412          12,846
                                        ---------     --------      -----------
                                        $ 131,458     $ 81,577      $ 1,266,403
                                        ---------     --------      -----------
                                        ---------     --------      -----------

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

The asset acquisition, servicing and resolution activity includes the Company's discounted loan activities, including residential and commercial loans and the related real estate owned. Residential finance includes the Company's acquisition of single family residential loans to non-conforming borrowers, which began in late 1994 and which are recorded as available for sale, and the Company's historical loan portfolio of single family residential loans held for investment. The commercial finance activities include the Company's origination of multi-family and commercial real estate loans held for investment, the origination and purchase of multi-family residential loans available for sale, and investments in low income housing tax credit partnerships. Low income housing tax credits and benefits of $9,330, $7,709 and $5,410 were earned as part of the commercial finance activity for the years ended December 31, 1996, 1995 and 1994, respectively, and are not reflected in the above table as they are included as credits against income tax expense. Investment management includes the results of the securities portfolio, whether available for sale, trading or investment, other than REMIC residuals and subordinate interests related to the Company's securitization activities which have been included in the related business activity. Retail banking activities include the results of the Company's retail branch network which consists of one branch at December 31, 1996 and 1995. Included in retail banking income from continuing operations before taxes for 1996 is the SAIF recapitalization assessment of $7,140. In addition, retail banking income from continuing operations before taxes for the years ended December 31, 1995 and 1994 include gains on sales of branches, net of profit sharing expense, of $4,344 and $50,080, respectively.

Interest income and expense has been allocated to each business segment for the investment of funds raised or funding of investments made at an interest rate based upon the treasury yield curve taking into consideration the actual duration of such liabilities or assets. Allocations of non-interest expense generated by corporate support services were made to each business segment based upon management's estimate of time and effort spent in the respective activity. As such, the resulting income from continuing operations is an estimate of the contribution margin of each business activity to the Company.

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

NOTE 27  COMMITMENTS AND CONTINGENCIES

Certain premises are leased under various noncancellable operating leases with terms expiring at various times through 2005, exclusive of renewal option periods. The annual aggregate minimum rental commitments under these leases are summarized as follows:

              1997                          $  1,118
              1998                             1,137
              1999                             1,194
              2000                             1,210
              2001                             1,302
              2002-2005                        4,083
                                            --------
              Minimum lease payments        $ 10,044
                                            --------
                                            --------

Rent expense for the years ended December 31, 1996, 1995 and 1994 was $1,563, $1,601 and $2,402, respectively, which are net of sublease rentals of $0, $68, and $339, respectively.

At December 31, 1996 the Company was committed to land up to $5,744 under outstanding unused lines of credit. The Company also had commitments to (i) originate $105,490 of loans secured by multi-family residential buildings,
(ii) originate $19,849 of mortgage loans secured by office buildings and
(iii) originate $55,949 of loans secured by hotel properties and (iv) originate $12,840 of loans secured by land. In connection with its 1993 acquisition of Berkeley Federal Savings Bank, the Company has a recourse obligation of $3,486 on single family residential loans sold to the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company, through its investment in subordinated securities and REMIC residuals, which had a carrying value of $76,699 at December 31, 1996, supports senior classes of securities having an outstanding principal balance of $1,453,575.

At December 31, 1995 the Company was committed to lend up to $9,884 under outstanding unused lines of credit. The Company also had commitments to (i) originate multi-family construction loans with aggregate principal balances of $8,907, (ii) purchase $4,800 of residential discounted loans, (iii) originate $5,390 of loans secured by office buildings, and (iv) originate $25,424 of mortgage loans secured by hotel properties. In connection with its acquisition of Berkeley Federal Savings Bank, the Company had a recourse obligation of $4,163 on single family residential loans sold to the Federal Home Loan Mortgage Corporation. The Company, through its investment in subordinated securities which had a carrying value of $70,264 at December 31, 1995, supports senior classes of securities having an outstanding principal balance of $868,835.

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

On October 29, 1996, Ocwen Financial Services, Inc., a wholly-owned subsidiary of Ocwen, entered into an asset purchase agreement ("Asset
Purchase Agreement") to acquire Admiral Home Loan ("Admiral"), a California corporation engaged in the origination of loans to credit-impaired borrowers secured by first mortgage liens on single-family residential real property, both through the wholesale acquisition of such loans originated by mortgage brokers and through its retail offices, and selling of such originated loans, servicing released, to third parties. Under the Asset Purchase Agreement, as amended, Ocwen has agreed to pay $ 6,750 to acquire an 80% interest in the assets of Admiral. Closing of the acquisition is expected to occur during the second quarter of 1997.


The Company is subject to various pending legal proceedings. Management is of the opinion that the resolution of these claims will not have a material effect on the consolidated financial statements.

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

NOTE 28  PARENT COMPANY ONLY FINANCIAL INFORMATION
         CONDENSED STATEMENTS OF FINANCIAL CONDITION:

                                                            December 31,
                                                        --------------------
                                                          1996         1995
                                                        --------     --------
Assets
  Cash and cash equivalents..........................   $  32,348    $  1,028
  Securities available for sale, at market value.....      13,062        -
  Investment in bank subsidiary......................     221,094      117,300
  Investments in non-bank subsidiaries...............      31,907       35,660
  Loan portfolio, net................................      12,365          520
  Investment in real estate..........................       9,680         -
  Income taxes receivable............................      10,003         -
  Prepaid expenses and other assets..................       5,424        4,240
                                                        ---------    ---------
                                                        $ 335,883    $ 158,748
                                                        ---------    ---------
                                                        ---------    ---------
Liabilities
  Notes payable......................................   $ 125,000    $   8,627
  Other liabilities..................................       7,287       10,574
                                                        ---------    ---------
    Total liabilities................................     132,287       19,201
                                                        ---------    ---------
Stockholders' Equity
  Total stockholders' equity.........................     203,596      139,547
                                                        ---------    ---------
                                                        $ 335,883    $ 158,748
                                                        ---------    ---------
                                                        ---------    ---------

CONDENSED STATEMENTS OF OPERATIONS:

                                                  Years Ended December 31,
                                              -------------------------------
                                                 1996       1995       1994
                                                ------     ------     ------
Interest income..........................     $  1,400    $    401    $     42
Non-interest income......................          511           8          67
                                              --------    --------    --------
                                                 1,911         409         109
Interest expense.........................       (4,406)       (654)       (678)
Non-interest expense.....................       (1,131)       (277)       (401)
                                              --------    --------    --------
  Loss before income taxes...............       (3,626)       (522)       (970)
Income tax benefit.......................        2,925       1,533       1,197
                                              --------    --------    --------
Income (loss) before equity in net income
  of subsidiaries........................         (701)      1,011         227
Equity in net income of bank subsidiary..       49,186      24,773      51,650
Equity in net income (loss)of non-bank
  subsidiaries...........................        1,657        (317)     (4,538)
                                              --------    --------    --------
    Net income...........................     $ 50,142    $ 25,467    $ 47,339
                                              --------    --------    --------
                                              --------    --------    --------

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

CONDENSED STATEMENTS OF CASH FLOWS:

                                              For the years ended December 31,
                                             ----------------------------------
                                                1996        1995       1994
                                               ------      ------     ------
Cash flows from operating activities:
  Net income.............................    $  50,142   $  25,467   $  47,339
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
      Equity in income of bank subsidiary      (49,186)    (24,773)    (51,650)
      Equity in (income) loss of non-bank
        subsidiaries.....................       (1,657)        317       4,538
      Increase in other assets...........        4,067     (2,254)     (1,351)
      Increase in income taxes receivable      (10,003)       -           (596)
      Increase (decrease) in accrued
        expenses, payables and other
        liabilities......................       (3,286)      5,209       2,023
                                             ---------   ---------   ---------
    Net cash provided (used) by operating
      activities.........................       (9,923)      3,966         303
                                             ---------   ---------   ---------
Cash flows from investing activities:
  Purchase of securities available
    for sale.............................      (13,125)       -           -
  Maturities of and principal payments
    received on securities available
    for sale.............................           63        -           -
  Net distributions from (investments in)
    bank subsidiary......................      (49,707)     39,216         802
  Net distributions from (investments in)
    non-bank subsidiaries................        5,410     (10,450)     11,491
  Purchase of real estate held for
    investment...........................       (9,680)       -           -
  Purchase of loans held for investment..      (11,845)       (520)       -
                                             ---------   ---------   ---------
    Net cash provided (used) by investing
      activities.........................      (78,884)     28,246      12,293
                                             ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of notes and
    debentures...........................      125,000       7,615        -
  Payment of debt issuance costs.........       (5,252)       -           -
  Repayment of notes payable.............       (8,628)       -        (13,566)
  Loans to executive officers, net.......       (3,832)       -           -
  Exercise of common stock options.......       12,993       1,420        -
  Repurchase of common stock options and
    common stock.........................         (177)    (42,129)        (74)
  Other..................................           23        -            -
                                             ---------   ---------   ---------
    Net cash provided (used) by financing
      activities.........................      120,127     (33,094)    (13,640)
                                             ---------   ---------   ---------


                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

  Net increase (decrease) in cash and
    cash equivalents.....................       31,320        (882)     (1,044)
  Cash and cash equivalents at beginning
    of year..............................        1,028       1,910       2,954
                                             ---------   ---------   ---------
  Cash and cash equivalents at end of
    year.................................    $  32,348   $   1,028   $   1,910
                                             ---------   ---------   ---------
                                             ---------   ---------   ---------

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996, 1995 and 1994
                   (Dollars in thousands except share data)

NOTE 29  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                 Quarters Ended
                             -------------------------------------------------
                             December 31,  September 30,   June 30,   March 31,
                                1996           1996          1996       1996
                             ------------  -------------   --------   ---------
Interest income............  $  50,292     $  44,145      $  51,501  $  47,956
Interest expense...........    (33,907)      (27,217)       (27,131)   (27,905)
Provision for loan losses..     (3,611)       (4,469)        (4,979)    (9,391)
                             ---------     ---------      ---------  ---------
Net interest income after
  provision for loan
  losses...................     12,774        12,459         19,391     10,660
Non-interest income........     10,815        15,104          8,378      2,978
Non-interest expense.......    (22,540)      (21,489)       (14,164)   (11,385)
Equity in earnings of
  investment in joint
  venture..................     33,103         4,139          1,078       -
                             ---------     ---------      ---------  ---------
Income before income taxes.     34,152        10,213         14,683      2,253
Income taxes (expense)
  benefit..................     (9,092)         (157)        (2,686)       776
                             ---------     ---------      ---------  ---------
Net income.................  $  25,060     $  10,056      $  11,997  $   3,029
                             ---------     ---------      ---------  ---------
                             ---------     ---------      ---------  ---------
Earnings per share.........  $    0.93     $    0.37      $    0.45  $    0.11

                                                 Quarters Ended
                             -------------------------------------------------
                             December 31,  September 30,   June 30,   March 31,
                                1995           1995          1995       1995
                             ------------  -------------   --------   ---------
Interest income............  $  44,916     $  32,489      $  33,840  $  26,030
Interest expense...........    (26,692)      (22,688)       (18,110)   (16,570)
Provision for loan losses..     (1,121)         -              -          -
                             ---------     ---------      ---------  ---------
Net interest income after
  provision for loan
  losses...................     17,103         9,801         15,730      9,460
Gain on sale of branches...      5,430          -              -          -
Gain on sale of hotel......      4,658          -              -          -
Non-interest income........      8,081         4,084          6,380      2,547
Non-interest expense.......    (13,407)      (10,274)       (13,130)    (8,762)
                             ---------     ---------      ---------  ---------
Income before income taxes
  and discontinued
  operations...............     21,865         3,611          8,980      3,245
Income taxes (expense)
  benefit..................     (4,660)          858         (1,172)       412
Discontinued operations,
  net......................       -           (4,536)        (1,586)    (1,550)
                             ---------     ---------      ---------  ---------
Net income (loss)..........  $  17,205     $     (67)     $   6,222  $   2,107
                             ---------     ---------      ---------  ---------
                             ---------     ---------      ---------  ---------
Earnings per share:
  Earnings before discontinued
    operations.............  $    0.67     $    0.17      $    0.30  $    0.11
  Earnings (loss) after
    discontinued operations  $    0.67     $    -         $    0.24  $    0.06