Form 10-Q
period 1997-03-31
OCWEN FINANCIAL CORP
filed 1997-05-15
CIK 873860

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                           Commission File No. 0-21341

                           Ocwen Financial Corporation
                           ---------------------------
             (Exact name of registrant as specified in its charter)

   Florida                                          65-0039856
   -------                                          ----------
   (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)              Identification No.)

                              The Forum, Suite 1000
         1675 Palm Beach Lakes Boulevard, West Palm Beach, Florida 33401
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (561) 681-8000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Number of shares of Common Stock, $.01 par value, outstanding at the close of business on May 14,1997: 26,799,511.

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q

                                    I N D E X
--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1. Interim Financial Statements (Unaudited)............................  3

        Consolidated Statements of Financial Condition
        at March 31, 1997 and December 31, 1996.............................  3

        Consolidated Statements of Operations for the three
        months ended March 31, 1997 and 1996................................  4

        Consolidated Statements of Changes in Stockholders' Equity
        for the year ended December 31, 1996 and three months
        ended March 31, 1997................................................  5

        Consolidated Statements of Cash Flows for the three
        months ended March 31, 1997 and 1996................................  6

        Notes to consolidated Financial Statements..........................  8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................... 15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 37

Item 6. Exhibits and Reports on Form 8-K.................................... 37

Signature................................................................... 38

                         PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                     March 31,   December 31,
                                                                       1997          1996
                                                                   -----------   -----------
Assets
Cash and amounts due from depository institutions                  $     8,966   $     6,878
Interest bearing deposits                                                8,802        13,341
Federal funds sold and repurchase agreements                            99,000        32,000
Securities held for trading                                               --          75,606
Securities available for sale, at market value                         348,066       354,005
Loans available for sale, at lower of cost or market                    88,511       126,366
Investment securities, net                                              11,201         8,901
Loan portfolio, net                                                    422,232       402,582
Discount loan portfolio, net                                         1,280,972     1,060,953
Principal, interest and dividends receivable                            13,566        16,821
Investments in low income housing tax credit interests                  99,924        93,309
Investment in joint ventures                                            33,367        67,909
Real estate owned, net                                                  98,466       103,704
Investment in real estate                                               46,132        41,033
Premises and equipment, net                                             15,518        14,619
Income taxes receivable                                                 14,625        15,115
Deferred tax asset                                                       3,253         5,860
Other assets                                                            56,870        44,683
                                                                   -----------   -----------
                                                                   $ 2,649,471   $ 2,483,685
                                                                   ===========   ===========

Liabilities and Stockholders' Equity

Liabilities:
   Deposits                                                        $ 2,106,829   $ 1,919,742
   Advances from the Federal Home Loan Bank                                399           399
   Securities sold under agreements to repurchase                       39,224        74,546
   Notes, debentures and other interest bearing obligations            225,573       225,573
   Accrued expenses, payables and other liabilities                     52,290        59,829
                                                                   -----------   -----------
     Total liabilities                                               2,424,315     2,280,089
                                                                   -----------   -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 20,000,000 shares authorized;
      0 shares issued and outstanding                                     --            --
   Common stock, $.01 par value; 200,000,000 shares authorized;
      26,799,511 and 26,744,170 shares issued and outstanding at
      March 31, 1997 and December 31, 1996, respectively                   268           267
   Additional paid-in capital                                           23,109        23,258
   Retained earnings                                                   197,458       180,417
   Unrealized gain on securities available for sale, net of taxes        6,648         3,486
   Notes receivable on exercise of common stock options                 (2,327)       (3,832)
                                                                   -----------   -----------
     Total stockholders'  equity                                       225,156       203,596
                                                                   -----------   -----------
                                                                   $ 2,649,471   $ 2,483,685
                                                                   ===========   ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

For the three months ended March 31,                                       1997           1996
-------------------------------------------------------                ------------   ------------
Interest income:
  Federal funds sold and repurchase agreements                         $      1,658   $        769
  Securities available for sale                                               8,173          7,781
  Securities held for trading                                                   248           --
  Loans available for sale                                                    2,851          6,597
  Loans                                                                      10,692         10,010
  Discount loans                                                             30,224         22,155
  Investment securities and other                                               681            644
                                                                       ------------   ------------
                                                                             54,527         47,956
                                                                       ------------   ------------
Interest expense:
  Deposits                                                                   29,894         23,001
  Securities sold under agreements to repurchase                                272            653
  Advances from the Federal Home Loan Bank                                      283          1,039
  Notes, debentures and other interest bearing obligations                    6,715          3,439
                                                                       ------------   ------------
                                                                             37,164         28,132
                                                                       ------------   ------------
     Net interest income before provision for loan losses                    17,363         19,824
Provision for loan losses                                                     9,742          9,407
                                                                       ------------   ------------
     Net interest income after provision for loan losses                      7,621         10,417
                                                                       ------------   ------------

Non-interest income:
  Servicing fees and other charges                                            5,236           (681)
  Gains on sales of interest earning assets, net                             16,778          5,017
  Loss on real estate owned, net                                               (794)        (1,916)
  Other income                                                                  131            872
                                                                       ------------   ------------
                                                                             21,351          3,292
                                                                       ------------   ------------
Non-interest expense:
  Compensation and employee benefits                                         14,923          6,170
  Occupancy and equipment                                                     2,829          2,045
  Net operating losses on investments in real estate and certain low-
     income housing tax credit interests                                      1,093            461
  Other operating expenses                                                    3,852          3,007
                                                                       ------------   ------------
                                                                             22,697         11,683
                                                                       ------------   ------------
Equity in earnings of investment in joint venture                            14,372           --

     Income before income taxes                                              20,647          2,026
Income tax expense (benefit)                                                  3,606         (1,003)
                                                                       ------------   ------------
     Net income                                                        $     17,041   $      3,029
                                                                       ============   ============

Earnings per share:
       Net income                                                      $       0.63   $       0.11
                                                                       ============   ============

Weighted average common shares outstanding                               27,073,362     26,445,370
                                                                       ============   ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (Dollars in thousands, except share data)
 For the three months ended March 31, 1997 and the year ended December 31, 1996




                                                                                               Unrealized       Notes
                                                                                               gain (loss)   receivable
                                                                                              on securities  on exercise
                                                       Common Stock      Additional             available     of common
                                                    ------------------    paid-in   Retained    for sale,       stock
                                                      Shares    Amount    capital   earnings  net of taxes     options     Total
                                                    ----------  ------  ----------  --------  ------------   ----------   --------
Balances at December 31, 1995                       23,812,270  $  238  $   10,449  $130,275   $   (1,415)    $    --     $139,547

Net income                                                --      --          --      50,142         --            --       50,142

Repurchase of common stock options                        --      --          (177)     --           --            --         (177)

Exercise of common stock options                     2,928,830      29      12,963      --           --            --       12,992

Directors compensation payable in common stock           3,070    --            23      --           --            --           23

Notes receivable on exercise of common stock
   options                                                --      --          --        --           --          (3,832)    (3,832)

Change in unrealized gain on securities
   available for sale, net of taxes                       --      --          --        --          4,901          --        4,901
                                                    ----------  ------  ----------  --------  -----------    ----------    -------

Balances at December 31, 1996                       26,744,170     267      23,258   180,417        3,486        (3,832)   203,596
                                                    ----------  ------  ----------  --------  -----------    ----------    -------

Net income                                                --      --          --      17,041         --            --       17,041

Repurchase of common stock options                        --      --        (1,870)     --           --            --       (1,870)

Exercise of common stock options                        55,341       1       1,721      --           --            --        1,722


Notes receivable on exercise of common stock
   options                                                --      --          --        --           --           1,505      1,505

Change in unrealized gain on securities
   available for sale, net of taxes                       --      --          --        --          3,162          --        3,162
                                                    ----------  ------  ----------  --------    ----------   ---------     -------

Balances at March 31, 1997                          26,799,511  $  268  $   23,109  $197,458    $    6,648   $   (2,327)  $225,156
                                                    ==========  ======  ==========  ========    ==========   ==========   ========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

For the three months ended March 31,                                                   1997        1996
-----------------------------------------------------------------------             ---------   ---------
Cash flows from operating activities:
  Net income                                                                        $  17,041   $   3,029
  Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Net cash provided from trading activities                                          85,167        --
    Proceeds from sales of loans available for sale                                    88,184      62,939
    Purchases of loans available for sale                                             (37,667)    (80,648)
    Originations of loans available for sale                                          (28,164)       --
    Principal payments received on loans available for sale                             3,010      16,481
    Premium amortization (discount accretion), net                                     11,029        (917)
    Depreciation and amortization                                                       4,579         914
    Provision for loan losses                                                           9,742       9,407
    Gains on sales of interest earning assets, net                                    (16,778)     (5,017)
    Gain on sale of real estate owned, net                                             (3,702)     (3,900)
    Provision for real estate losses                                                    2,336       6,378
    Decrease in principal, interest and dividends receivable                            1,080         280
    Decrease (increase) in income taxes receivable                                        918        (744)
    Decrease in deferred tax asset                                                      2,181        --
    Increase in other assets                                                           (5,360)     (5,180)
    (Decrease) increase in accrued expenses,  payables and other liabilities           (9,400)      5,247
                                                                                    ---------   ---------
Net cash provided by operating activities                                             124,196       8,269
                                                                                    ---------   ---------

Cash flows from investing activities:
  Proceeds from sales of securities available for sale                                 14,631      37,309
  Purchases of securities available for sale                                          (21,679)     (5,740)
  Maturities of and principal payments received on securities available for sale        3,831      12,445
  Purchase of securities held for investment                                           (2,306)       --
  Maturities of and principal payments received on securities held for investments       --        10,025
  Purchase of low income housing tax credit interests                                  (9,966)     (6,409)
  Proceeds from sales of discount loans and loans held for investment                  87,253      22,095
  Purchase and originations of discount loans and loans held for investment          (432,494)    (58,832)
  Decrease (increase) in investment in joint ventures                                  34,542     (32,000)
  Principal payments received on discount loans and loans held for investment          67,420     100,633
  Proceeds from sales of real estate owned                                             48,768      29,144
  Other, net                                                                          (2,826)      (4,179)
                                                                                    ---------   ---------
Net cash (used) provided by investing activities                                     (212,826)    104,491
                                                                                    ---------   ---------

                            (Continued on next page)

              The accompanying notes are an integral part of these
                        consolidated financial statements

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)

For the three months ended March 31,                                                          1997        1996
--------------------------------------------------------------------                        ---------   --------
Cash flows from financing activities:
  Increase (decrease) in deposits                                                             187,180     (4,047)
  Decrease in securities sold under agreements to repurchase                                  (35,322)   (84,761)
  Payments and repurchase of notes and mortgages payable                                         --       (1,055)
  Repayment of notes by executive officers                                                      1,505
  Exercise of common stock options                                                              1,722       --
  Repurchase of common stock options                                                           (1,870)      --
  Other, net                                                                                      (36)       238
                                                                                            ---------   --------
Net cash provided (used) by financing activities                                              153,179    (89,625)
                                                                                            ---------   --------

Net increase in cash and cash equivalents                                                      64,549     23,135
Cash and cash equivalents at beginning of period                                               52,219     54,632
                                                                                            ---------   --------
Cash and cash equivalents at end of period                                                  $ 116,768   $ 77,767
                                                                                            =========   ========

Reconciliation of cash and cash equivalents at end of period:
  Cash and amounts due from depository institutions                                         $   8,966   $  6,322
  Interest bearing deposits                                                                     8,802     26,445
  Federal funds sold and repurchase agreements                                                 99,000     45,000
                                                                                            ---------   --------
                                                                                            $ 116,768   $ 77,767
                                                                                            =========   ========

Supplemental disclosure of cash flow information:

  Cash paid during the period for:

    Interest                                                                                $  36,206   $ 23,606
                                                                                            =========   ========

    Income taxes                                                                            $     509   $  1,869
                                                                                            =========   ========

Supplemental schedule of non-cash investing and financing activities:

  Exchange of discount loans and loans available for sale for securities                    $  38,062   $   --
                                                                                            =========   ========

  Real estate owned acquired through foreclosure                                            $  42,095   $ 15,125
                                                                                            =========   ========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                             OCWEN FINANCIAL CORPORATION
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1997
                         (Dollars in thousands, except share data)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of Ocwen Financial Corporation ("Ocwen" or the "Company") and its subsidiaries. Ocwen owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank") and Investors Mortgage Insurance Holding Company ("IMI").

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at March 31, 1997 and December 31, 1996, the results of its operations for the three months ended March 31, 1997 and 1996, its cash flows for the three months ended March 31, 1997 and 1996, and the changes in stockholders' equity for the year ended December 31, 1996 and the three months ended March 31, 1997. The results of operations and other data for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 1997. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the March 31, 1997 presentation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

NOTE 2 ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

On January 1, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 (i) sets forth the criteria for (a) determining when to recognize financial and servicing assets and liabilities, and (b) accounting for transfers of financial assets as sales or borrowings; and (ii) requires (a) liabilities and derivatives related to a transfer of financial assets to be recorded at fair value, (b) servicing assets and retained interests in transferred assets carrying amounts be determined by allocating carrying amounts based on fair value, (c) amortization of servicing assets and liabilities be in proportion to net servicing income, (d) impairment measurement based on fair value, and
(e) pledged financial assets to be classified as collateral.

SFAS No. 125 provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls", "wash sales", loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse and extinguishments of liabilities. In December 1996, SFAS No. 127, "Deferral of the Effective Date of FASB Statement No. 125", was issued and delayed implementation for one year certain provisions of SFAS 125. The adoption of SFAS No. 125 did not have any material impact on the results of operations, financial position or cash flows as a result of implementing these Statements.

In February 1997, SFAS No. 128, "Earnings per Share", and SFAS No. 129, "Disclosure of Information about Capital Structure were issued. SFAS No. 128 established standards for computing and

                             OCWEN FINANCIAL CORPORATION
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1997
                         (Dollars in thousands, except share data)


presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The SFAS No. 128 simplifies the standards previously found in Accounting Principles Board Opinion No. 15. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted. SFAS No.
129 is effective for financial statements for periods ending after December
15, 1997. The Company does not anticipate a material impact on its earnings per share calculation as a result of implementing these statements.

NOTE 3 INVESTMENT IN JOINT VENTURES

The Company's investment in joint ventures include investments in BCFL, L.L.C ("BCFL"), a limited liability company formed in January 1997 between the Company and BlackRock Capital Finance L.P. ("BlackRock"), and
BCBF, L.L.C, (the "LLC"), a limited liability company formed in March 1996 between the Company and BlackRock. The Company owns a 10% interest in BCFL and a 50% interest in the LLC. BCFL was formed to acquire multifamily loans. At March 31, 1997, the Company's 10% investment, which is accounted for under the cost method, amounted to $1,056.

The Company's 50% investment in the LLC, which was formed to acquire single-family residential loans offered by the Department of Housing and Urban Development ("HUD"), amounted to $32,311 and $67,909 at March 31,
1997 and December 31, 1996, respectively, and is net of valuation allowances of $2,473 and $5,114, respectively. Because the LLC is a pass-through entity for federal income tax purposes, provisions for income taxes are established by each of the Company and its co-investor and not the LLC.

The Company's equity in earnings of the LLC of $14,372 includes 50% of the net income of the LLC before deduction of the Bank's 50% share of loan servicing fees which are paid 100% to the Company, and the recapture of $2,641 of valuation allowances established in 1996 by the Company on its equity investment in the joint venture as a result of the resolution and securitization of loans during the first quarter of 1997. The Company has recognized 50% of the loan servicing fees not eliminated in consolidation in servicing fees and other charges.

                             OCWEN FINANCIAL CORPORATION
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1997
                         (Dollars in thousands, except share data)


Set forth below is the statement of financial condition of the LLC at the dates indicated and a statement of operations for the three months ended March 31, 1997.

                                  BCBF, L.L.C.
                        STATEMENT OF FINANCIAL CONDITION

                                                                   March 31,   December 31,
                                                                     1997         1996
                                                                   --------     --------
Assets:
  Cash                                                             $     10     $     10
  Loans held for sale, at lower of cost or market value              48,586      110,702
  Real estate owned, net of valuation allowance of $150 and $511
    at March 31, 1997 and December 31, 1996, respectively            12,120       25,595
  Other assets                                                        9,487       10,526
                                                                   --------     --------
                                                                   $ 70,203     $146,833
                                                                   ========     ========
Liabilities and Owners' Equity
  Liabilities:
    Accrued expenses, payables and other liabilities               $    635     $    787
                                                                   --------     --------
       Total liabilities                                                635          787
                                                                   --------     --------

Owners' Equity:
  Ocwen Federal Bank FSB                                             34,784       73,023
  BlackRock Capital Finance L.P.                                     34,784       73,023
                                                                   --------     --------
     Total owners' equity                                            69,568      146,046
                                                                   --------     --------
                                                                   $ 70,203     $146,833
                                                                   ========     ========

                                  BCBF, L.L.C.
                             STATEMENT OF OPERATIONS
                    For the three months ended March 31, 1997

Interest income                                                          $ 3,485
                                                                         -------

Non-interest income:
  Gain on sale of loans held for sale                                     18,412
  Gain on real estate owned, net                                           1,543
  Loan fees                                                                   22
                                                                         -------
                                                                          19,977
                                                                         -------
Operating expenses:
  Loan servicing fees                                                        676
                                                                         -------
Net income                                                               $22,786
                                                                         =======

                             OCWEN FINANCIAL CORPORATION
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1997
                         (Dollars in thousands, except share data)


In March, 1997, as part of a larger transaction involving the Company and an affiliate of BlackRock, the LLC securitized 1,196 loans with an unpaid principal balance of $51,714 and past due interest of $14,209, and a net book value of $40,454. Proceeds from sales of such securities by the LLC amounted to $58,866. The Company continues to service such loans and is paid a servicing fee. For further discussion regarding this transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary."

NOTE 4 INTEREST RATE RISK MANAGEMENT INSTRUMENTS

In managing its interest rate risk, the Company on occasion enters into swaps. Under swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional amount. The terms of the swaps provide for the Company to receive a floating rate of interest based on the London Interbank Offered Rate ("LIBOR") and to pay fixed interest rates. The notional amount of the outstanding swap is amortized (i.e. reduced) monthly based upon estimated prepayment rates of the mortgages underlying the securities being hedged. The terms of the outstanding swap at March 31, 1997 and December 31, 1996 follows:

                                    Notional      LIBOR                    Floating Rate
                       Maturity      Amount       Index      Fixed Rate    at End of Period    Fair Value
                       --------      ------       -----      ----------    ----------------    ----------
March 31, 1997           1998        $44,070     1-Month        6.18%           5.38%          $(135)

December 31, 1996        1998        $45,720     1-Month        6.18%           5.67%          $(103)

The 1-month LIBOR was 5.69% and 5.50% on March 31, 1997 and December 31, 1996, respectively.

The Company also enters into short sales of Eurodollar and U.S. Treasury interest rate futures contracts as part of its overall interest rate risk management activity. Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. U.S. Treasury futures have been sold by the Company to hedge the risk of a reduction in the market value of fixed-rate mortgage loans and certain fixed-rate mortgage-backed and related securities available for sale in a rising interest rate environment.

Terms and other information on interest rate futures contracts sold short are as follows:

                                      Maturity   Notional Principal  Fair Value
                                      --------   ------------------  ----------
March 31, 1997
U.S. Treasury futures                   1997        $ 264,300         $ 2,976

December 31, 1996:
Eurodollar futures                      1997        $ 365,000         $  (558)
                                        1998           40,000             (87)

U.S. Treasury futures                   1997          165,100             498

Because interest rate futures contracts are exchange traded, holders of these instruments look to the exchange for performance under these contracts and not the entity holding the offsetting futures contract, thereby minimizing the risk of nonperformance under these contracts. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap and controls this risk through credit

                             OCWEN FINANCIAL CORPORATION
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1997
                         (Dollars in thousands, except share data)


monitoring procedures. The notional principal amount does not represent the Company's exposure to credit loss.

NOTE 5 REGULATORY REQUIREMENTS

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institution subject to Office of Thrift Supervision ("OTS") supervision. The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At March 31, 1997, the minimum regulatory capital requirements were:

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

At March 31, 1997, the Bank was "well-capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized", the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the table below. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since March 31, 1997 that management believes have changed the institution's category.

                             OCWEN FINANCIAL CORPORATION
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1997
                         (Dollars in thousands, except share data)


The following tables summarize the Bank's actual and required regulatory capital at March 31, 1997

                                                                                                             To Be Well Capitalized
                                                                                    Minimum For Capital      For Prompt Corrective
                                                             Actual                   Adequacy Purposes          Action Provisions
                                                    --------------------------   -------------------------   ----------------------
                                                       Ratio           Amount      Ratio         Amount        Ratio        Amount
                                                       -----           ------      -----         ------        -----        ------
Stockholders' equity, and ratio to total assets        9.73%       $  249,860

Net unrealized gain on certain available for
  sale securities                                                      (6,786)

Excess mortgage servicing rights                                         (222)
                                                                    ---------
Tangible capital, and ratio to
  adjusted total assets                                9.48%      $   242,852      1.50%       $  38,411
                                                                    =========                    =======

Tier 1 (core) capital, and ratio to
  adjusted total assets                                9.48%      $   242,852      3.00%       $  76,822        5.00%     $ 128,037
                                                                    =========                    =======                    =======

Tier 1 capital, and ratio to risk-weighted assets      8.80%      $   242,852                                   6.00%     $ 165,574
                                                                    =========                                               =======

Allowance for loan and lease losses                               $    21,850

Subordinated debentures                                               100,000
                                                                    ---------
Tier 2 Capital                                                        121,850
                                                                    ---------

Total risk-based capital, and ratio to
  risk-weighted assets                                13.22%      $   364,702      8.00%       $ 220,765       10.00%     $ 275,956
                                                                    =========                    =======                    =======

Total regulatory assets                                           $ 2,567,743
                                                                    =========

Adjusted total assets                                             $ 2,560,735
                                                                    =========

Risk-weighted assets                                              $ 2,759,563
                                                                    =========

The OTS has promulgated a regulation governing capital distributions. The Bank is considered to be a Tier 1 association under this regulation because it met or exceeded its fully phased-in capital requirements at March 31, 1997. A Tier 1 association that before and after a proposed capital distribution meets or exceeds its fully phased-in capital requirements may make capital distributions during any calendar year equal to the greater of (i) 100% of net income for the calendar year to date plus 50% of its "surplus capital ratio" at the beginning of the year or (ii) 75% of its net income over the most recent four-quarter period. In order to make these capital distributions, the Bank must submit written notice to the OTS 30 days in advance of making the distribution.

In addition to these OTS regulations governing capital distributions, the indenture governing the $100,000 of 12% subordinated debentures (the "Debentures") due 2005 and issued by the Bank on June 12, 1995 limits the declaration or payment of dividends and the purchase or redemption of common or preferred stock in the aggregate to the sum of 50% of consolidated net income and 100% of all capital contributions and proceeds from the issuance or sale (other than to a subsidiary) of common stock, since the date the Debentures were issued.

                             OCWEN FINANCIAL CORPORATION
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1997
                         (Dollars in thousands, except share data)


Based upon recent discussions with the OTS, the Bank has determined to maintain a core capital ratio of at least 9% and a total risk-based capital ratio of no less than 13%. The Bank also determined to transfer its single-family residential lending activities to non-conforming borrowers to a non-bank subsidiary of Ocwen. The Bank believes at this time that it will continue to be a "well-capitalized institution" under OTS regulations.

NOTE 6 COMMITMENTS AND CONTINGENCIES

At March 31, 1997 the Company had commitments to fund (i) $65,413 of loans secured by on multi-family residential buildings, (ii) $62,948 of loans secured by office buildings and (iii) $44,303 of loans secured by hotel properties. Additionally, the Company had commitments of $1,292 to purchase residential discount loans. The Company, through its investment in subordinated securities and REMIC residuals which had a book value of $78,116 at March 31, 1997, supports senior classes of mortgage-related securities having an outstanding balance of $1,317,804.

On October 29, 1996, Ocwen Financial Services, Inc., a wholly-owned subsidiary of Ocwen, entered into an asset purchase agreement ("Asset Purchase Agreement") to acquire Admiral Home Loan ("Admiral"), a California corporation engaged in the origination of loans to credit-impaired borrowers secured by first mortgage liens on single-family residential real property, both through the wholesale acquisition of such loans originated by mortgage brokers and through its retail offices, and selling of such originated loans, servicing released, to third parties. Under the Asset Purchase Agreement, as amended, Ocwen has agreed to pay $6,750 to acquire an 80% interest in the assets of Admiral. Closing of the acquisition occurred on May 1, 1997.

The Company is subject to various pending legal proceedings. Management, after reviewing these claims with legal counsel, is of the opinion that the resolution of these claims will not have a material effect on the Company's financial position, results of operations, cash flows or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

            The Company considers itself to be involved in a single business segment of providing financial services and conducts a wide variety of business within this segment. The Company's primary business activities currently consist of its discounted loan acquisition, resolution and servicing activities, single-family residential activities involving non-conforming borrowers and various investment activities, including investments in a wide variety of mortgage-related securities and investments in low-income housing tax credit interests. The Company obtains funds for investment in the foregoing and other business activities primarily from brokered and other wholesale certificates of deposit, as well as retail deposits obtained through its office in northern New Jersey, FHLB advances, reverse repurchase agreements, maturities and principal repayments on securities and loans and proceeds from the sale of securities and loans held for sale.

            At March 31, 1997, the only significant subsidiary of the Company, other than the Bank, was IMI, which, through subsidiaries, currently owns and manages the Westin Hotel in Columbus, Ohio and residential units in cooperative buildings.

            The Company is a registered savings and loan holding company subject to regulation by the OTS. The Bank is subject to regulation by the OTS, as its chartering authority, and by the Federal Deposit Insurance Corporation ("FDIC") as a result of its membership in the Savings Association Insurance Fund ("SAIF") which insures the Bank's deposits up to the maximum extent permitted by law. The Bank is also subject to certain regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and currently is a member of the FHLB of New York, one of the 12 regional bank's which comprise the FHLB System.

            The following discussion of the Company's consolidated financial condition, results of operations, and capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 hereof.

Consolidated Financial Highlights

                                                         At or For the Three Months Ended March 31,
                                                      ------------------------------------------
                                                                                    % Change
                                                                                    Favorable
                                                          1997          1996       (Unfavorable)
                                                      -----------     ----------   -------------
                                                                 (Dollars in thousands)
For The Period
Net interest income                                   $   17,363      $   19,824       (12)%
Provision for loan losses                                  9,742           9,407        (4)
Non-interest income                                       21,351           3,292       549
Non-interest expense                                      22,697          11,683       (94)
Equity in earnings of investment in joint venture         14,372            --        --
Net income                                                17,041           3,029       463

Per Common Share
Net income                                            $     0.63      $     0.11       473 %
Book value                                                  8.40            7.61        10
Stock Price:
   High                                                    34.75            --        --
   Low                                                     25.25            --        --
   Close                                                   29.00            --        --

Average Balances
Interest-earning assets                               $2,167,601      $1,622,760        34 %
Interest-bearing liabilities                           2,259,367       1,727,054       (31)
Stockholders' equity                                     212,706         141,374        50

Key Ratios
Interest rate spread:
    Yield on interest-earning assets                       10.06%          11.82%      (15)%
    Cost of interest-bearing liabilities                    6.58            6.52        (1)
    Interest rate spread                                    3.48            5.30       (34)
Annualized return on average assets (1)                     2.61            0.62       321
Annualized return on average equity                        32.05            8.57       274
Efficiency ratio (2)                                       42.76           50.54        15
Core capital ratio                                          9.48            6.99        36
Risk-based capital ratio                                   13.22           11.41        16

(1) Includes the Company's pro rata share of average assets held by its 50% joint venture
(2) Before provision for loan losses and including equity in earnings of investment in joint venture

Summary

            The Company's net income amounted to $17.0 million or $0.63 per share for the first quarter of 1997 compared to net income of $3.0 million or $0.11 per share for the first quarter of 1996.

            The 549% increase in non-interest income as compared to the first quarter of 1996 is largely due to a $9.5 million gain in connection with the securitization of discount mortgage loans which occurred on March 27, 1997.
On that date the Company, the LLC and an affiliate of BlackRock, completed the securitization of 2,916 single-family residential mortgage loans with an unpaid principal balance of $140.7 million and past due interest of $37.1 million. The loans securitized were all acquired from HUD in 1995 and 1996. The Company continues to service the loans for a fee and has retained an interest in the related subordinate class security.

            Equity in earnings of investment in joint venture of $14.4 million for the first quarter of 1997 includes $9.2 million representing the Company's pro rata share of the gain recorded by the LLC in connection with the March 1997 securitization described above. The LLC, which was formed in March 1996, did not begin operations until the second quarter of 1996.

            Non-interest expense increased 94% as compared to the first quarter of 1996 as the average number of employees increased to 629 from 323 and the accrual for employee profit sharing expense increased by $3.6 million.

            Average Balance and Rate Analysis. The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resultant average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest rate spread and net interest margin. Information is based on daily balances during the indicated periods.

                                                                       Three Months Ended March 31,
                                           -----------------------------------------------------------------------------------
                                                             1997                                      1996
                                           ---------------------------------------    ----------------------------------------
                                                                        Annualized                                  Annualized
                                           Average                       Average      Average                        Average
                                           Balance        Interest      Yield/Rate    Balance        Interest       Yield/Rate
                                           -------        --------      ----------    -------        --------       ----------
                                                                         (Dollars in thousands)
Average Assets:
Federal funds sold and repurchase
   agreements                            $  132,337      $    1,658         5.01%   $   57,191      $      769         5.38%
Securities held for trading                  13,179             248         7.53          --              --            --
Securities available for sale               338,956           8,173         9.64       322,322           7,781         9.66
Loans available for sale (1)                118,729           2,851         9.61       261,351           6,597        10.10
Investment securities and other (2)          23,032             681        11.83        37,912             644         6.79
Loan portfolio (1)                          423,135          10,692        10.11       298,502          10,010        13.41
Discount loan portfolio                   1,118,233          30,224        10.81       645,482          22,155        13.73
                                         ----------      ----------                 ----------      ----------
  Total interest-earning assets,
  interest income                         2,167,601          54,527        10.06     1,622,760          47,956        11.82
                                                         ----------                                 ----------
 Non-interest earning cash                   11,350                                      6,029
 Allowance for loan losses                  (16,515)                                    (2,849)
 Investments in low-income housing
   tax credit interests                      90,398                                     85,428
 Investment in joint ventures                63,637                                       --
 Real estate owned, net                     112,227                                    162,988
 Other assets                               179,156                                     81,846
                                         ----------                                 ----------
   Total assets                          $2,607,854                                 $1,956,202
                                         ==========                                 ==========

Average Liabilities and
  Stockholders' Equity:
Interest-bearing demand deposits         $   24,699             227         3.68    $   26,302             229         3.48
Savings deposits                              2,620              15         2.29         3,446              21         2.44
Certificates of deposit                   1,964,020          29,652         6.04     1,465,587          22,751         6.21
                                         ----------      ----------                 ----------      ----------
  Total interest-bearing deposits         1,991,339          29,894         6.00     1,495,335          23,001         6.15
Notes, debentures and other                 225,573           6,715        11.91       116,335           3,439        11.82
Securities sold under agreements
   to repurchase                             20,934             272         5.20        44,985             653         5.81
Federal Home Loan Bank advances              21,521             283         5.26        70,399           1,039         5.90
                                         ----------      ----------                 ----------      ----------
  Total interest-bearing liabilities,
    interest expense                      2,259,367          37,164         6.58     1,727,054          28,132         6.52
                                                         ----------                                 ----------

 Non-interest bearing deposits               15,543
                                                                                         4,323
 Escrow deposits                             71,713                                     37,167
 Other liabilities                           48,525                                     46,284
                                         ----------                                 ----------
   Total liabilities                      2,395,148                                  1,814,828
 Stockholders' equity                       212,706                                    141,374
                                         ----------                                 ----------
   Total liabilities and  stockholders'
    equity                               $2,607,854                                 $1,956,202
                                         ==========                                 ==========

 Net interest income before provision

   for loan losses                                         $ 17,363                                    $19,824
                                                         ==========                                 ==========
 Net interest rate spread                                                   3.48%                                      5.30%
                                                                            ====                                 ==========
 Net interest rate margin                                                   3.20%                                      4.89%
                                                                            ====                                  ==========
 Ratio of interest-earning assets to
   interest-bearing liabilities                  96%                                             94%
                                               ====                                            ====

(1) The average balance includes non-performing loans, interest on which is recognized on a cash basis.
(2) Included in interest income on investment securities and other is interest income earned on that portion of the deferred tax asset which relates to tax residuals. Inclusive of the average balance of the deferred tax asset related to tax residuals as investment securities and other, the average yield for the three months ended March 31, 1997 and 1996 would have been 11.82% and 4.47%, respectively.

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

                                                    Rate      Volume     Total
                                                   -------   --------   -------
                                                      (Dollars in thousands)
 Interest-Earning Assets:
  Federal funds sold and repurchase
      agreement                                    $   (56)  $    945   $   889
  Securities held for trading                          248       --         248
  Securities available for sale                         (9)       401       392
  Loans available for sale                            (307)    (3,439)   (3,746)
  Loan portfolio                                    (2,850)     3,532       682
  Discount loan portfolio                           (5,484)    13,553     8,069
  Investment securities and other                      355       (318)       37
                                                   -------   --------   -------
  Total interest-earning assets                     (8,103)    14,674     6,571
                                                   -------   --------   -------

Interest-Bearing Liabilities:
  Interest-bearing demand deposits                      12        (14)       (2)
  Savings deposits                                      (1)        (5)       (6)
  Certificates of deposit                             (640)     7,541     6,901
                                                   -------   --------   -------
    Total interest-bearing deposits                   (629)     7,522     6,893
  Notes, debentures and other                           24      3,252     3,276
  Securities sold under agreements to repurchase       (62)      (319)     (381)
  Federal Home Loan Bank advances                     (103)      (653)     (756)
                                                   -------   --------   -------
      Total interest-bearing liabilities              (770)     9,802     9,032
                                                   -------   --------   -------
Increase in net interest income                    $(7,333)  $  4,872   $(2,461)
                                                   =======   ========   =======

Three Months Ended March 31, 1997 versus Three Months Ended March 31, 1996

            The Company's net interest income before provision for loan losses of $17.4 million decreased $2.5 million or 12% during the three months ended March 31, 1997 as compared to the comparable period in the prior year. Interest income increased $6.6 million or 14% due to a $544.8 million or 34% increase in the Company's average interest-earning assets from period to period offset in part by a 176 basis point increase in the average yield earned. Interest expense increased $9.0 million or 32% due to a $532.3 million or 31% increase in the Company's average interest-bearing liabilities and a 6 basis point increase in the weighted average rate paid on these liabilities.

            Interest income on the discount loan portfolio increased by $8.1 million or 36% in the three months ended March 31, 1997 from the three months ended March 31, 1996 as a result of a $472.8 million or 73% increase in the average balance of the discount loan portfolio offset in part by a 292 basis point decline in the weighted average yield earned. The decline in the yield was primarily attributable to a 138% increase in the average balance of single-family discount loans held as compared to the prior year coupled with the Company's decision to cease accretion of discount on nonperforming single-family discount loans effective January 1, 1997. The Company believes that for the remainder of 1997 the yield earned on its discount loan portfolio will remain below the yield earned in the prior year due to its decision to cease accretion of discount and its current strategy of attempting to work with borrowers to either (i) bring their loans current, (ii) modify the terms of their loans, (iii) enter into forbearance agreements or (iv) refinance the loans with the Company. This resolution strategy results in lower initial yields as compared to borrowers paying off their loans in full or in part, and to the extent the loans are ultimately sold will result in a significant portion of the earnings being reflected in gains on sales of interest earning assets. In addition, the majority of the single-family HUD loans acquired by the Company in February 1997 are currently under a HUD plan, whereby the borrower makes payments based upon ability to pay for a specific period of time. Once this period is over the borrower must make at least its contractual mortgage payment or the Company can pursue foreclosure or other actions. Virtually all the loans currently serviced by the Company under this plan will reach the end of the grace period through July 1998. The yield on the overall discount loan portfolio is also likely to continue to fluctuate from quarter to quarter as a result of the timing of resolutions, particularly the resolution of large multifamily and commercial loans, and the mix of the overall portfolio between paying and nonpaying loans.

            Interest income on the loan portfolio increased by $682,000 or 7% in the first quarter of 1997 from the comparable period in 1996 primarily due to an increase in the average balance of the loan portfolio for the three months ended March 31, 1997 of $124.6 million or 42% over that of the same period in 1996, offset in part by a 330 basis point decrease in the weighted average yield earned. The decline in the yield was primarily due to $2.1 million of additional interest earned during the first quarter of 1996 in connection with the repayment of hotel loans.

            Interest income on loans available for sale decreased $3.7 million or 57% in the first quarter of 1997 as compared to the first quarter of 1996 due to a decrease in the average balance of loans available for sale of $142.6 million or 55% and a 49 basis point decrease in the weighted average yield earned.

            The increase in interest expense during the three months ended March 31, 1997, as compared to the same period of 1996, reflects the Company's continued use of certificates of deposit to fund its asset growth and the issuance of $125.0 million of 11.875% notes in September, 1996. The average amount of the Bank's certificates of deposit increased from $1.46 billion during the three months ended March 31, 1996 to $1.96 billion during the three months ended March 31, 1997.

            Provisions for Loan Losses. Provisions for losses on loans are charged to operations to maintain an allowance for losses on each of the loan portfolio and the discount loan portfolio at a level which management considers adequate based upon an evaluation of known and inherent risks in such loan portfolios. Management's periodic evaluation is based upon an analysis of each of the discount loan portfolio and the loan portfolio, historical loss experience, current economic conditions and other relevant factors.

            Provisions for loan losses amounted to $9.7 million for the first quarter of 1997, as compared to $9.4 for the first quarter of 1996. The 1997 provision is comprised of $8.4 million related to discount loans and $1.3 million related to the loan portfolio as compared to $8.5 million and $941,000, respectively, for 1996. The amount provided during the first quarter of 1997 includes $2.0 million established on single-family residential loans acquired from HUD in 1995 and 1996 which were not included in the March, 1997 securitization.

            Although management utilizes its best judgment in providing for possible loan losses, there can be no assurance that the Company will not change its provisions for possible loan losses in subsequent periods to a higher level from that recorded to date in 1997. Changing economic and business conditions, fluctuations in local markets for real estate, future changes in nonperforming asset trends, large upward movements in market interest rates or other reasons could affect the Company's future provisions for loan losses. In addition, the OTS, as an integral part of its examination process, periodically reviews the adequacy of the Company's allowances for losses on loans and discount loans. Such agency may require the Company to recognize changes to such allowances for losses based on its judgment about information available to it at the time of examination. For further discussion and analysis regarding the provisions for loan losses, see "Changes in Financial Condition - Allowances for Losses."

            Non-Interest Income. Non-interest income increased by $18.1 million or 549% in the first quarter of 1997 as compared to 1996. The increase in non-interest income was primarily attributable to gains from the sale of interest-earning assets in 1997 and increased loan servicing fees.

            The following table sets forth the principal components of the Company's non-interest income during the periods indicated.

                                                         Quarter Ended March 31,
                                                         -----------------------
                                                            1997         1996
                                                         ----------    ---------
                                                         (Dollars in Thousands)

 Servicing fees and other charges                         $  5,236     $  (681)
 Gains on sales of interest-earning assets, net             16,778       5,017
 Loss on real estate owned, net                               (794)     (1,916)
 Other income                                                  131         872
                                                          --------     -------
   Total                                                  $ 21,351     $ 3,292
                                                          ========     =======

            The increase in servicing fees and other charges during the first quarter of 1997 is due to an increase in loan servicing and related fees as a result of the Company's increase in loans (primarily non-performing) serviced for others. The average unpaid principal balance of loans serviced for others amounted to $2.04 billion during the first quarter of 1997 as compared to $338.9 million during the first quarter of 1996. Included in servicing fees and other charges during the first quarter of 1997 was $1.1 million of fees earned in connection with the setup of loans transferred to the Company for servicing during the quarter. In addition, during the first quarter of 1996 the Company recorded a $928,000 valuation adjustment to mortgage servicing rights due to a significant increase in prepayments of the underlying loans serviced resulting primarily from refinancings.

            Net gains on sales of interest-earning assets in the first quarter of 1997 were primarily comprised of $2.7 million of gains from the sales of single-family non-conforming loans, $3.5 million of gains from sales of certain large commercial loans in the Company's discount loan portfolio and a $9.5 million net gain in connection with the securitization completed in March 1997 of single-family residential mortgage loans acquired from HUD in 1995 and 1996. Net gains on sales of interest-earning assets in the first quarter of 1996 were primarily comprised of a $5.4 million gain from the sale of loans in the Company's single-family residential discount loan portfolio which had been brought current in accordance with their terms.

            The following table sets forth the results of the Company's investment in real estate owned, which was primarily related to the discount loan portfolio, during the periods indicated:

                                                    Three Months Ended March 31,
                                                       1997           1996
                                                     -------        -------
                                                     (Dollars In Thousands)
Gains on sales                                       $ 3,898        $ 3,900
Provision for loss in fair value                      (2,337)        (6,378)
Rental income (carrying costs), net                   (2,355)           562
                                                     -------        -------
   Loss on real estate owned, net                    $  (794)       $(1,916)
                                                     =======        =======

            Included in gains on sales of real estate owned for the three months ended March 31, 1997 is a gain of $430,000 on a bulk sale of 288 properties for $21.2 million.

            Non-Interest Expense. Non-interest expense increased $11.0 million or 94% in the first quarter of 1997 as compared to the same period of 1996. Compensation and employee benefits accounted for $8.8 million of this increase.

            The following table sets forth the principal components of the Company's non-interest expense during the periods indicated.

                                                                           Three Months Ended March 31,
                                                                         -------------------------------
                                                                             1997             1996
                                                                         -------------    --------------
                                                                             (Dollars in Thousands)
 Compensation and employee benefits                                         $14,923          $ 6,170
 Occupancy and equipment                                                      2,829            2,045
 Net operating loss on investments in real estate and certain low-
   income housing tax credit interests                                        1,093              461
 Other operating expenses                                                     3,852            3,007
                                                                           --------          -------
   Total                                                                    $22,697          $11,683
                                                                             ======           ======

            The increase in compensation and employee benefits in the first quarter of 1997 reflected an increase in the average number of full-time equivalent employees from 323 in 1996 to 629 in 1997 as well as a $3.6 million increase in profit sharing expense. Occupancy and equipment expense increased $784,000 primarily due to an increase in data processing costs and office equipment expenses. Net operating losses on investments in real estate and certain low-income housing tax credit interests, which includes hotel operations, increased $632,000 primarily as a result of net operating losses and depreciation expense on low-income housing tax credit interests placed in service since the first quarter of 1996. The associated tax credits on such projects are reported as a reduction of income tax expense. See "Income Tax Expense (Benefit)" below. Other operating expenses increased $845,000 primarily due to a $600,000 increase in loan related expenses and a $200,000 increase in professional fees offset by lower FDIC insurance premium expenses of $405,000.

            Equity in Earnings of Investment in Joint Venture. Equity in earnings of investment in joint venture relates to the joint venture formed in March 1996 to acquire discount single-family residential loans from HUD. The Company's $14.4 million of earnings from this joint venture during the three months ended March 31, 1997 consisted of 50% of the net income of the LLC before deduction of the Company's 50% share of loan servicing fees, which are paid 100% to the Company, and the recapture of $2.5 million of valuation allowances established in 1996 by the Company on its equity investment in the joint venture as a result of the resolution and securitization of loans during the quarter. Income of the joint venture is primarily attributable to interest on discount loans, which had an annualized weighted average yield of 14.6% during the period and $18.4 million of gains on the sale of discount loans, including the securitization of HUD loans in March, 1997. See Note 3 to the Interim Consolidated Financial Statements.

            Income Tax Expense (Benefit). Income tax expense (benefit) amounted to $3.6 million and $(1.0) million during the three months ended March 31, 1997 and 1996, respectively. The Company's income tax expense is reported net of tax credits of $3.6 million and $2.4 million during the first quarter of 1997 and 1996, respectively, resulting from the Company's investment in low-income housing tax credit interests. Exclusive of such amounts, the Company's effective tax rate amounted to 34.74% and 37.02% during the three months ended March 31, 1997 and 1996, respectively. See "Changes in Financial Condition-Investments in Low Income Housing Tax Credit Interests" for additional information regarding tax credits.

Changes in Financial Condition

            General. From December 31, 1996 to March 31, 1997 total assets increased by $165.8 million or 7%. This increase was primarily due to a $220.0 million increase in discount loans, a $19.7 million increase in the loan portfolio and $64.5 million increase in cash and cash equivalents, offset in part by a $75.6 million decrease in securities held for trading, a $37.9 million decrease in loans available for sale and a $34.5 million decrease in investment in joint ventures. Total liabilities increased by $144.2 million from December 31, 1996 to March 31, 1997. This increase was primarily due to a $187.1 million increase in deposits offset by the $35.3 million decrease in securities sold under agreements to repurchase.

            Securities Held For Trading. The Company held a $75.6 million single-family CMO for trading at December 31, 1996. This security, which was sold in January 1997, was acquired from the LLC in connection with the LLC's securitization of a portion of the HUD Loans in October, 1996.

            Securities Available for Sale. At March 31, 1997, an aggregate of $6.6 million of net unrealized gains, net of related deferred taxes of $3.8 million on securities classified as available for sale were included in stockholders' equity, as compared to $3.5 million of net unrealized gains at December 31, 1996, net of related deferred taxes of $2.0 million. The Company's securities available for sale were comprised of the following at the dates indicated.

                                                       March 31,    December 31,
                                                         1997           1996
                                                      ---------      ---------
                                                        (Dollars in thousands)
Mortgage-related securities:
    Single-family residential:
      AAA-rated CMOs                                  $  69,664      $  73,935
      FHLMC interest only                                56,475         47,571
      FNMA interest only                                 41,104         49,380
      AAA-rated interest only                             1,076          1,173
      Subordinates                                       23,197         19,164
      REMIC residuals                                    21,566         20,560
      Futures contracts                                  (1,623)        (1,921)
                                                      ---------      ---------
                                                        211,459        209,862
                                                      ---------      ---------
    Multi-family residential and commercial:
      AAA-rated interest only                            77,752         83,590
      Non-investment grade interest only                  3,683          3,799
      Subordinates                                       54,401         57,534
      Futures contracts                                     771           (780)
                                                      ---------      ---------
                                                        136,607        144,143
                                                      ---------      ---------
           Total                                      $ 348,066      $ 354,005
                                                      =========      =========

            The Company's securities available for sale of $348.1 million at March 31, 1997 decreased by $5.9 million or 2% in the first quarter due primarily to $14.0 million of sales and $14.0 million of principal repayments and net premium amortization, offset in part by $21.7 million of purchases including the acquisition of a $3.8 million subordinate security in connection with the Company's securitization of single-family residential loans in March, 1997 and sale of senior classes of securities backed by such loans.

            Loans Available for Sale. The Company's loans available for sale at March 31, 1997, which are carried at the lower of cost or fair value, decreased by $37.9 million or 30% from December 31, 1996 and consist primarily of single-family residential loans to sub-prime borrowers. The Company generally intends to sell or securitize its single-family residential loans to non-conforming borrowers and, as a result, all of such loans were classified as available for sale at March 31, 1997 and December 31, 1996.

                                                       March 31,    December 31,
                                                         1997           1996
                                                       --------       --------
                                                        (Dollars in thousands)
 Single-family residential loans                       $ 87,847       $111,980
 Multi-family residential loans                            --           13,657
 Consumer loans                                             664            729
                                                       --------       --------
                                                       $ 88,511       $126,366
                                                       ========       ========

            During the first quarter of 1997 the Company purchased and originated $64.5 million of single-family residential loans to sub-prime borrowers. The Company also sold $82.1 million of such loans during the first quarter of 1997 for a gain of $2.7 million.

The following table sets forth the activity in the Company's net loans available for sale during the periods indicated.



                                                     Three Months Ended
                                                         March 31,
                                                  1997                1996
                                             ----------------     ------------
                                                   (Dollars in thousands)
Balance at beginning of period                  $126,366             $251,790
Purchases:
    Single-family residential                     37,667               70,192
    Multi-family residential                          --               10,456
                                              -----------          ----------
        Total loans purchased                     37,667               80,648
                                              ----------           ----------

Originations:
    Single-family residential                     28,164                   --
Sales                                            (85,486)             (62,038)
Lower of cost or market reserve                      158               (1,338)
Loans transferred (to)from loan portfolio        (13,694)               1,964
Principal repayments, net of
  capitalized interest                            (2,959)             (16,948)
Transfer to real estate owned                     (1,705)                (495)
                                                ----------           ----------
        Net (decrease) increase in loans         (37,855)               1,793
                                               ----------           ----------
Balance at end of period                        $ 88,511             $253,583
                                               ==========           ==========


            The following table presents a summary of the Company's non-performing loans in the loans available for sale portfolio at the dates indicated:

                                         March 31,             December 31,
                                           1997                    1996
                                    ------------------      ------------------
                                               (Dollars in thousands)
Non-performing loans
  Single-family                           $13,054                 $14,410
  Consumer                                     37                      36
                                          -------                 -------
                                          $13,091                 $14,446
                                          =======                 =======

            Non-performing loans increased by $1.4 million or 9.4% from December 31, 1996 to March 31, 1997, of which $1.1 million resulted from the Company's loans to sub-prime borrowers. Although non-conforming loans generally have higher levels of default than conforming loans, the Company believes that the borrower's equity in the security property and its expertise in the area of resolution of non-performing loans will continue to make its non-conforming borrower loan program a profitable one notwithstanding such defaults and any resulting losses.

            Investment Securities. Investment securities increased by $2.3 million from December 31, 1996 to March 31, 1997 and consisted primarily of required holdings of FHLB stock.

            Discount Loan Portfolio. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated.

                                                  March 31,         December 31,
                                                    1997               1996
                                                 -----------        -----------
                                                     (Dollars in thousands)
Single-family residential loans (1)              $   835,592        $   504,049
Multi-family residential loans                       323,553            341,796
Commercial real estate loans                         401,054            465,801
Other loans                                            2,186              2,753
                                                 -----------        -----------
    Total discount loans                           1,562,385          1,314,399
Unaccreted discount                                 (264,605)          (241,908)
Allowance for loan losses                            (16,808)           (11,538)
                                                 -----------        -----------
    Discount loans, net                          $ 1,280,972        $ 1,060,953
                                                 ===========        ===========

(1) Does not include the Company's 50% ownership interest in the LLC, which held $48.6 million and $110.7 million of discount single-family residential loans at March 31, 1997 and December 31, 1996, respectively. See "Changes in Financial Condition - Investment in Joint Venture" below. Inclusive of the Company's pro rata interest in such loans, the Company's discount loans, net amounted to $1.31 billion and $1.12 billion at March 31, 1997 and December 31, 1996, respectively.

            The following tables set forth the activity in the Company's gross discount loan portfolio during the periods indicated.

                                                                  Three Months Ended March 31,
                                          -----------------------------------------------------------------------------
                                                         1997                                     1996
                                          ------------------------------------     ------------------------------------
                                                                   No. of                                   No. of
                                              Balance               Loans              Balance               Loans
                                          ----------------     ---------------     -----------------     --------------
                                                                     (Dollars in thousands)
Balance at beginning of period               $1,314,399             5,460              $943,529               4,543
Acquisitions (1)                                442,878             8,211                34,918                   7
Resolutions and repayments                      (63,553)             (194)              (72,032)               (285)
Loans transferred to real estate owned          (51,586)             (392)              (25,533)               (193)
Sales                                           (79,753)             (883)              (26,499)               (256)
                                             ----------            ------               -------               ------
Balance at end of period                     $1,562,385            12,202              $854,383               3,816
                                              =========            ======               =======               =====

(1) During the first quarter of 1997, acquisitions consisted of $436.8 million of single-family residential loans, $5.2 million of multi-family residential loans, and $0.9 million of commercial real estate loans. Included in acquisitions for the first quarter of 1997 are the Company's approximate one-half allocated share of 13,781 single-family residential loans acquired by the Company and its co-investor at an auction by HUD with an aggregate unpaid principal balance of $855.7 million for a purchase price of $757.4 million.

            The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated.

                                                    March 31,       December 31,
                                                      1997             1996
                                                   -----------      -----------
Loan status                                           (Dollars in thousands)
  Past due less than 31 days                       $   535,999      $   579,597
  Past due 31 days to 89 days                           40,365           22,161
  Past due 90 days or more                             975,517          563,077
  Acquired and servicing not yet transferred            10,504          149,564
                                                   -----------      -----------
                                                   $ 1,562,385      $ 1,314,399
                                                   ===========      ===========

            For discussion and analysis regarding the allowance for loan losses on discount loans, see "Changes in Financial Condition - Allowance for Losses" below.

            Loan Portfolio. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                        March 31,   December 31,
                                                          1997         1996
                                                       ---------     --------
                                                        (Dollars in thousands)
Single-family residential loans                        $  73,118    $  73,186
Multi-family residential loans                            90,776       67,842
Commercial real estate and land loans:
    Hotel                                                196,523      200,311
    Office buildings                                     119,944      128,782
    Land                                                   4,566        2,332
    Other                                                 23,415       25,623
                                                       ---------     --------
          Total                                          344,448      357,048
Commercial non-mortgage                                    3,750        2,614
Consumer                                                     402          424
                                                       ---------     --------
          Total loans                                    512,494      501,114
Undisbursed loan funds                                   (80,487)     (89,840)
Unaccreted discount                                       (4,941)      (5,169)
Allowance for loan losses                                 (4,834)      (3,523)
                                                       ---------     --------
          Loans, net                                   $ 422,232     $402,582
                                                       =========     ========

            The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated.

                                                            The Months Ended
                                                               March 31,
                                                         ----------------------
                                                            1997        1996
                                                         ----------   ---------
                                                         (Dollars in thousands)
Balance at beginning of period                             $501,114   $ 342,649
Originations:
    Single-family residential loans                           1,769       4,179
    Multi-family residential loans                           12,680       7,410
    Commercial real estate loans and land loans                --        21,000
    Commercial non-mortgage and consumer loans                1,134        --
                                                          ---------   ---------
          Total loans originated                             15,583      32,589
                                                          ---------   ---------
Purchases                                                      --          --

Sales                                                          --          --
Loans transferred from (to) available for sale               13,802      (2,000)
Principal repayments, net of capitalized interest           (17,652)    (42,929)
Transfer to real estate owned                                  (353)       (243)
                                                          ---------   ---------
          Net increase(decrease) in loans                    11,380     (12,583)
                                                          ---------   ---------
Balance at end of period                                   $512,494   $ 330,066
                                                          =========   =========

            The following table presents a summary of the Company's non-performing loans in the loan portfolio and significant ratios at the dates indicated:

                                                       March 31,    December 31,
                                                         1997          1996
                                                     ------------   ------------
                                                        (Dollars in thousands)

Non-performing loans:
  Single-family residential loans                         $1,728         $2,123
  Multi-family residential loans                           7,517            106
  Consumer and other loans                                    62             55
                                                          ------         ------
                                                          $9,307         $2,284
                                                          ======         ======

Non-performing loans as a percentage of:
   Total loans (1)                                         2.15%          0.54%
   Total assets                                            0.35%          0.10%

(1)   Total loans is net of undisbursed loan proceeds.

            Allowances for Losses. The Company maintains an allowance for loan losses for each of its loan portfolio and discount loan portfolio at a level which management considers adequate to provide for potential losses in each portfolio based upon an evaluation of known and inherent risks in such portfolios.

            The following table sets forth the allocation of the Company's allowance for loan losses at March 31, 1997 and December 31, 1996 by loan category and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                        March 31, 1997                                December 31, 1996
                           ------------------------------------------     -------------------------------------------

                                             Gross                                          Gross
                                             Loan                                           Loan
                           Allowance        Balance         Percent        Allowance        Balance          Percent
                           ---------        --------        -------        ---------        -------          -------
                                                             (Dollars in thousands)
Loan portfolio:
  Single-family            $     433        $   73,118         14.3%      $      520       $   73,186         14.6%
  Multi-family                 1,745            90,776         17.7%             673           67,842         13.5%
  Commercial                   2,610           344,448         67.2%           2,299          357,048         71.3%
  Commercial non mortgage         28             3,750          0.7%              11            2,614          0.5%
  Other                           18               402          0.1%              20              424          0.1%
                           ---------        ----------                     ---------       ----------
                           $   4,834        $  512,494        100.0%       $   3,523       $  501,114        100.0%
                           =========        ==========                     =========       ==========
Discount loan portfolio:
  Single-family            $   8,522        $  835,592         53.5%       $   3,528      $  504,049         38.4%
  Multi-family                 3,464           323,553         20.7%           3,124         341,796         26.0%
  Commercial                   4,822           401,054         25.7%           4,886         465,801         35.4%
  Other                         --               2,186          0.1%              --           2,753          0.2%
                           ---------        ----------                     ---------      ----------
                           $  16,808        $1,562,385        100.0%       $  11,538      $1,314,399        100.0%
                           =========        ==========                     =========      ==========

            The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

            The following table summarizes activity in the allowance for loan losses by portfolio and property type during the three months ended March 31, 1997.

                            Balance                                                                            Balance
                          December 31,                                                                        March 31,
                              1996               Additions          Charge-offs          Recoveries              1997
                       -------------------     --------------     ----------------     ------------    -----------------
                                                           (Dollars in thousands)
Loan portfolio:
  Single-family            $   520              $    (53)            $    (34)            $                  $   433
  Multi-family                 673                 1,072                  --                   --              1,745
  Commercial real estate     2,299                   311                  --                   --              2,610
  Commercial non mortgage       11                    17                  --                   --                 28
  Consumer                      20                    (2)                 --                   --                 18
                           -------              --------              -------             -------           --------
                           $ 3,523              $  1,345              $   (34)            $    --             $4,834
                           =======              ========              ========            =======           ========

Discount loans:
  Single-family            $ 3,528               $ 6,742              $(1,795)            $    47            $8,522
  Multi-family               3,124                   849                 (509)                 --             3,464
  Commercial                 4,886                   806                 (870)                 --             4,822
                           -------              ----------           ----------           ---------        -----------
                           $11,538                $8,397              $(3,174)            $    47           $16,808
                           =======              ==========           ==========           =========        ===========

            Investments in Low-Income Housing Tax Credit Interests. In 1993, the Company commenced a program to invest in multi-family residential projects which have been allocated low income housing tax credits under
Section 42 of the Internal Revenue Code by a state tax credit allocating agency. At March 31, 1997 the Company had $99.9 million of investments in low-income housing tax credit interests as compared to $93.3 million at December 31, 1996, an increase of $6.6 million or 7%.

            Investments by the Company in low-income housing tax credit interests made on or after May 18, 1995 in which the Company invests solely as a limited partner, which amounted to $23.7 million at March 31, 1997, are accounted for using the equity method in accordance with the consensus of the Emerging Issues Task Force through Issue Number 94-1. Limited partnership investments made prior to May 18, 1995, which amounted to $52.2 million at March 31, 1997, are accounted for under the effective yield method as a reduction of income tax expense. Low-income housing tax credit partnerships in which the Company invests as both a limited and, through a subsidiary, general partner amounted to $24.0 million at March 31, 1997 and are presented on a consolidated basis.

            Investment in Joint Ventures. General. The Company's investment in joint ventures decreased 50.8% from $67.9 million at December 31, 1996 to $33.4 million at March 31, 1997. The decrease in investment in joint ventures is primarily due to the sale of loans and real estate owned by the LLC, including the $51.7 million securitization of loans in March 1997, offset in part by the Company's $1.1 million investment in BCFL in January 1997. The Company's investment in the LLC amounted to $32.3 million and $67.9 million at March 31, 1997 and December 31, 1996, respectively, and is net of valuation allowances of $2.5 million and $5.1 million, respectively. See Note 3 to the Interim Consolidated Financial Statements.

            In connection with the LLC's acquisition of the loans from HUD ("HUD Loans"), the Company entered into an agreement with the LLC to service the HUD Loans in accordance with its loan servicing and loan default resolution procedures. In return for such servicing, the Company receives specified fees which are payable on a monthly basis. The Company did not pay any additional amount to acquire these servicing rights and, as a result, the acquisition of the right to service the HUD Loans for the LLC did not result in the Company's recording capitalized mortgage servicing rights for financial reporting purposes. All of the HUD Loans are secured by first mortgage liens on single-family residential properties. In addition, all intercompany transactions between the Company and the LLC are eliminated for financial reporting purposes to the extent of the Company's ownership in the LLC.

            The following table sets forth information relating to the payment status of the HUD Loans at the dates indicated.

                                                               March 31, 1997                     December 31, 1996
                                                     ----------------------------------- -------------------------------------
                                                       Principal           % of HUD           Principal           % of HUD
                                                        Amount               Loans              Amount              Loans
                                                     --------------     ----------------    ---------------    ----------------
HUD Loans without Forbearance Agreements:
    Past due less than 31 days                          $ 2,255              3.06              $  6,709                4.21
    Past due 31 to 89 days                                  919              1.25                 3,011                1.89
    Past due 90 days or more                             45,810             62.14                84,509               53.02
                                                        -------            ------              --------              ------
       Subtotal                                          48,984             66.45                94,229               59.12
                                                        -------            ------              --------              ------

HUD Loans with Forbearance Agreements:
    Past due less than 31 days                            2,531              3.43                 4,867                3.05
    Past due 31 to 89 days                                1,294              1.76                 5,168                3.24
    Past due 90 days or more                             20,908             28.36                55,141               34.59
                                                        -------            ------              --------              ------
        Subtotal                                         24,733             33.55                65,176               40.88
                                                        =======            ======              ========              ======

Total                                                   $73,717            100.00              $159,405               100.00
                                                        =======            ======              ========              =======

            Real Estate Owned. Properties acquired through foreclosure are valued at the lower of the adjusted cost basis of the loan or fair value less estimated costs of disposal of the property at the date of foreclosure. Properties included in the Company's real estate owned are periodically re-evaluated to determine that they are being carried at the lower of cost or fair value less estimated costs to dispose. Rental income related to properties is reported as earned. Holding and maintenance costs related to properties are recorded as period costs as incurred. Decreases in market value of foreclosed real estate subsequent to foreclosure are recognized as a valuation allowance on a property specific basis. Subsequent increases in the market value of the foreclosed real estate are reflected as reductions in the valuation allowance, but not below zero. Such changes in the valuation allowance are charged or credited to income.

            The following table sets forth certain information relating to the Company's real estate owned at the dates indicated:

                                                       March 31,    December 31,
                                                         1997           1996
                                                       --------     ------------
                                                        (Dollars in thousands)
Discount loan portfolio:
  Single-family residential                            $ 45,839       $ 49,728
  Multi-family residential                               10,468         14,046
  Commercial real estate                                 40,084         36,264
                                                       --------       --------
    Total                                                96,391        100,038
Loan portfolio                                              581            592
Loans available for sale portfolio                        1,494          3,074
                                                       --------       --------
                                                       $ 98,466       $103,704
                                                       ========       ========

           The following schedule sets forth the activity in the valuation allowance on real estate owned for the periods indicated.

                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                        1997             1996
                                                      --------          -------
Balance at beginning of period                        $ 11,493          $ 4,606
Provision for loss in fair value                         2,337            6,378
Charge-offs and sales                                   (6,239)          (2,394)
                                                      --------          -------
Balance at end of period                              $  7,591          $ 8,590
                                                      ========          =======

            The following table sets forth the activity in the Company's real estate owned during the periods indicated.

                                                                       Three Months Ended March 31,
                                              -------------------------------------------------------------------------------
                                                             1997                                      1996
                                              -----------------------------------     ---------------------------------------
                                                                      No. of                                     No. of
                                                  Amount            Properties             Amount              Properties
                                              ---------------     ---------------      ---------------      -----------------
                                                                          (Dollars in thousands)
Balance at beginning of period                     $103,704             825                $166,556                  1,070
 Properties acquired through
    foreclosure or deed-in-lieu thereof.             37,653             407                  16,220                    200
 Acquired in connection with
    acquisitions of discount loans                       70               3                   1,197                      3
Sales                                               (46,863)           (533)                (28,733)                  (239)
Change in allowance                                   3,902               -                  (3,984)                    --
                                                   --------            ----                --------                  -----
Balance at end of period                           $ 98,466             702                $151,256                  1,034
                                                   ========            ====                ========                  =====

            The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated.

                                      March 31,              December 31,
                                        1997                     1996
                                 --------------------     -------------------
                                             (Dollars in thousands)
One to two months                      $ 32,539                    $ 17,695
Three to four months                     12,572                      15,291
Five to six months                        7,637                      14,348
Seven to twelve months                   12,855                      13,004
Over twelve months                       32,863                      43,366
                                       --------                    --------
                                       $ 98,466                    $103,704
                                       ========                    ========

            Investment in Real Estate. In conjunction with its multi-family and commercial real estate lending business activities, the Company has made certain acquisition, development and construction loans in which the Company participates in the expected residual profits of the underlying real estate and the borrower has not made an equity contribution substantial to the overall project. As such, the Company accounts for these loans under the equity method of accounting as though it has made an investment in a real estate limited partnership. The Company's investment in such loans amounted to $30.3 million at March 31, 1997, as compared to $24.9 million at December 31, 1996. Currently, the Company does not intend, except for commitments outstanding, to originate new loans in which it participates in the residual profits in underlying real estate.

            The Company also has invested in The Westin Hotel, Columbus, located in Columbus, Ohio. The Company's investment in such property decreased to $15.9 million at March 31, 1997 from $16.1 million at December 31, 1996 as a result of depreciation recorded against the asset.

            Deferred Tax Asset. At March 31, 1997 the deferred tax asset, net of deferred tax liabilities, amounted to $3.3 million, a decrease of $2.6 million from the $5.9 million deferred tax asset at December 31, 1996. At March 31, 1997, the gross deferred tax asset amounted to $16.0 million and consisted primarily of $2.1 million of mark-to-market and reserves on real estate owned, $4.0 million of deferred interest expense on the discount loan portfolio, $3.8 million of valuation allowance reserve and $1.9 million of profit sharing expense, and the gross deferred tax liability amounted to $12.7 million and consisted primarily of $4.4 million of deferred interest income on the discount loan portfolio, $1.5 million related to hedging transactions, and $3.7 million of mark-to-market on securities available for sale. At December 31, 1996, the gross deferred tax asset amounted to $15.1 million and consisted primarily of $3.7 million related to tax residuals, $3.5 million of mark-to-market and reserves on real estate owned and $3.9 million of deferred interest expense on the discount loan portfolio, and the gross deferred tax liability amounted to $9.2 million and consisted primarily of $4.6 million of deferred interest income on the discount loan portfolio and $2.1 million of mark-to-market on certain securities available for sale.

            As a result of the Company's earnings history, current tax position and taxable income projections, management believes that the Company will generate sufficient taxable income in future years to realize the deferred tax asset which existed at March 31, 1997. In evaluating the expectation of sufficient future taxable income, management considered future reversals of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was not required at March 31, 1997 because it was management's assessment that, based on available information, it is more likely than not that all of the deferred tax asset will be realized. A valuation allowance will be established in the future to the extent of a change in management's assessment of the amount of the net deferred tax asset that is expected to be realized.

            Deposits. Deposits increased $187.1 million during the first quarter of 1997 primarily as a result of brokered deposits obtained through national investment banking firms which solicit deposits from their customers, which amounted to $1.35 billion at March 31, 1997, as compared to $1.22 billion at December 31, 1996. The Company's deposits also increased during the first quarter of 1997 as a result of the Company's direct solicitation and marketing efforts to regional and local investment banking firms, institutional investors and high net worth individuals. Deposits obtained in this manner amounted to $607.1 million at March 31, 1997 as compared to $540.6 million at December 31, 1996. At March 31, 1997 the Company had $267.2 million of certificates of deposit in amounts of $100,000 or more, including $138.4 million of deposits of states and political subdivisions in the U.S. which are secured or collateralized as required under state law. For additional information, see "Liquidity, Commitments and Off-Balance Sheet Risks" below.

            Securities Sold Under Agreements to Repurchase. Securities sold under agreements to repurchase decreased $35.3 million from December 31, 1996 to March 31, 1997. From time to time, the Company utilizes such collateralized borrowings as additional sources of liquidity.

            Notes, Debentures and Other Interest-Bearing Obligations. Notes, debentures and other interest-bearing obligations remained unchanged from December 31, 1996 and consist primarily of $100 million of 12% Debentures issued in June 1995 and due June 2005, and $125.0 million of 11.875% of notes issued in September 1996 and due September 2003.

            Stockholders' Equity. Stockholders' equity increased by $21.6 million or 11% from December 31, 1996 to March 31, 1997. The increase in stockholders' equity during this period was attributable to net income of $17.0 million, an increase of $3.2 million in the unrealized gain on securities available for sale and a $1.5 million decrease in the outstanding balance of loans made to certain officers and directors to fund their exercise of stock options. See the Consolidated Statements of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements.

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

            The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. These techniques include interest rate exchange agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate exchange agreements are utilized by the Company to protect against the decrease in value of a fixed-rate asset or the increase in borrowing cost from a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. At March 31, 1997, the Company had entered into interest rate exchange agreements with an aggregate notional amount of $44.1 million. Interest rate exchange agreements had the effect of decreasing the Company's net interest income by $74,000 and $0 during the three months ended March 31, 1997 and 1996, respectively.

            The Company also enters into interest rate futures contracts, which are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Eurodollar futures contracts have been sold by the Company to hedge the repricing or maturity risk of certain short duration mortgage-related securities, and U.S. Treasury futures contracts have been sold by the Company to offset declines in the market value of its fixed-rate loans and certain fixed-rate mortgage-backed and related securities available for sale in the event of an increasing interest rate environment. At March 31, 1997, the Company had entered into U.S. Treasury futures (short) contracts with an aggregate notional amount of $264.3 million. The Company had no outstanding Eurodollar futures contracts at March 31, 1997. Futures contracts had the effect of decreasing the Company's net interest income by $904,000 and $240,000 during the three months ended March 31, 1997 and 1996, respectively. See Note 4 to the Interim Consolidated Financial Statements.

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

            The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at March 31, 1997. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, performing discount loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature,
(ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments, (v) NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies of each such category of deposit by the Bank, and (vi) escrow deposits and other non-interest bearing checking accounts, which amounted to $95.2 million at March 31, 1997, are excluded. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                              March 31, 1997
                                                -------------------------------------------------------------------------
                                                  Within                      More than 1     3 Years and
                                                 3 Months   4 to 12 Months  Year to 3 Years       Over           Total
                                                -----------   -----------     -----------     -----------     -----------
                                                                         (Dollars in thousands)
Rate-Sensitive Assets:
  Interest-earning cash,  federal funds
    sold and repurchase agreements              $   107,802   $      --       $      --       $      --       $   107,802
  Securities available for sale                      26,688        62,190          71,831         187,357         348,066
  Loans available for sale (1)                       13,857        33,358          12,919          28,377          88,511
  Investment securities, net                             95           238              19          10,849          11,201
  Loan portfolio, net (1)                           118,372        86,726          53,522         163,612         422,232
  Discount loan portfolio, net                      201,850       446,097         291,081         341,944       1,280,972
                                                -----------   -----------     -----------     -----------     -----------
    Total rate-sensitive assets                     468,664       628,609         429,372         732,139       2,258,784
                                                -----------   -----------     -----------     -----------     -----------
Rate-Sensitive Liabilities:
  NOW and money market checking
    deposits                                         13,784         1,292           1,431           6,145          22,652
  Savings deposits                                      348           266             292           1,167           2,073
  Certificates of deposit                           326,956       642,889         444,154         572,941       1,986,940
                                                -----------   -----------     -----------     -----------     -----------
    Total interest-bearing deposits                 341,088       644,447         445,877         580,253       2,011,665
  FHLB advances                                        --             399            --              --               399
  Securities sold under agreements to
    repurchase                                       39,224          --              --              --            39,224
  Subordinated debentures                              --            --              --           225,573         225,573
                                                -----------   -----------     -----------     -----------     -----------
    Total rate-sensitive liabilities                380,312       644,846         445,877         805,826       2,276,861
                                                -----------   -----------     -----------     -----------     -----------
  Interest rate sensitivity gap before
    off-balance sheet financial
    instruments                                      88,352       (16,237)        (16,505)        (73,687)        (18,077)
Off-Balance Sheet Financial
  Instruments:
  Futures contracts and interest rate swap          286,131       (39,595)        (46,230)       (200,306)           --
                                                -----------   -----------     -----------     -----------     -----------

Interest rate sensitivity gap                   $   374,483   $   (55,832)    $   (62,735)    $  (273,993)    $   (18,077)
                                                ===========   ===========     ===========     ===========     ===========

Cumulative interest rate sensitivity gap        $   374,483   $   318,651     $   255,916     $   (18,077)
                                                ===========   ===========     ===========     ===========

Cumulative interest rate sensitivity
  gap as a  percentage of
  total rate-sensitive assets                         16.58%        14.11%          11.33%           (0.80)%
                                                ===========   ===========     ===========     ===========

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

            The following table sets forth at March 31, 1997 the estimated percentage change in the Company's net interest income over a four-quarter period and MVPE based upon the indicated changes in interest rates, assuming an instantaneous and sustained uniform change in interest rates at all maturities.


                 Change                            Estimated Change in
            (in Basis Points)             ------------------------------------
            in Interest Rates              Net Interest Income        MVPE
          ---------------------           ------------------------------------

                  +400                           11.99%              (7.09)%
                  +300                            8.99               (4.44)
                  +200                            6.00                1.27
                  +100                            3.00               (1.19)
                     0                             --                  --
                  -100                           (3.00)              (8.81)
                  -200                           (6.00)             (22.72)
                  -300                           (8.99)             (31.56)
                  -400                          (11.99)             (36.70)

            The negative estimated changes in MVPE for -100 to -400 changes in interest rates is attributable to the Company's investments in IO stripped mortgage-backed securities. Increased prepayments of the underlying mortgages as a result of a decrease in market interest rates or other factors can result in a loss of all or part of the purchase price of IO strips. The IO strip portfolio is also adversely affected by an increase in rates due primarily to inverse IO strips whose interest rates change inversely with, and often as a multiple of, a specialized index such as the one-month LIBOR rate. An increasing rate environment adversely affects the value of inverse IO strips, because the coupons of inverse IO strips decrease in an increasing rate environment. IO strips exhibit considerably more price volatility than mortgage or ordinary mortgage pass-through securities, due in part to the uncertain cash flows that result from changes in the prepayment rates of the underlying mortgages.

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

            Sources of liquidity include certificates of deposit obtained primarily from wholesale sources. At March 31, 1997 the Company had $1.99 billion of certificates of deposit, including $1.35 billion of brokered certificates of deposit obtained through national investment banking firms, all of which are non-cancelable. At the same date scheduled maturities of certificates of deposit during the 12 months ending March 31, 1998 and 1999 and thereafter amounted to $957.4 million, $449.4 million and $580.1 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn from the Company upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management of the Company believes that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments, and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds.
There can be no assurance that this will continue to be the case in the future, however.

            Sources of borrowings include FHLB advances, which are required to be secured by single-family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. At March 31, 1997, the Company had $399,000 of FHLB advances outstanding, was eligible to borrow up to an aggregate of $167.1 million from the FHLB of New York (subject to the availability of acceptable collateral) and had $123.4 million of single-family residential loans, $10.5 million of multi-family residential loans and $33.2 million of loans secured by hotel properties which could be pledged as security for such advances. At the same date, the Company had contractual relationships with 12 brokerage firms and the FHLB of New York pursuant to which it could obtain funds from reverse repurchase agreements and had $188.1 million of unencumbered mortgage-related securities which could be used to secure such borrowings.

            The Company's operating activities provided cash flows of $124.2 million and $8.3 million during the three months ended March 31, 1997 and 1996, respectively. During the foregoing periods cash resources were provided primarily by net income, sale of securities held for trading and proceeds from sales of loans available for sale, and cash resources were used primarily to purchase and originate loans available for sale.

            The Company's investing activities used cash flows totaling
$212.8 million and provided cash flows of $104.5 million during the three months ended March 31, 1997 and 1996, respectively. During the foregoing periods, cash flows from investing activities were provided primarily by principal payments on and sales of discount loans and loans held for investment, proceeds from sales of securities available for sale and real estate owned, and cash flows from investing activities were primarily utilized to purchase and originate discount loans and loans held for investment and purchase securities available for sale.

            The Company's financing activities provided $153.2 million and used $89.6 million during the three months ended March 31, 1997 and 1996, respectively. Cash flows from financing activities primarily relate to changes in the Company's deposits and reverse repurchase agreements.

            The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. The Bank's liquidity, as measured for regulatory purposes, averaged 6.35% during the three months ended March 31, 1997 and amounted to 6.51% at March 31, 1997.

            At March 31, 1997, the Company had $174.0 million of unfunded commitments related to purchases and originations of loans. The Company also had a $6.8 million commitment at March 31, 1997 to acquire an 80% interest in the assets of Admiral. Management of the Company believes that the Company has adequate resources to fund all of its commitments to the extent required and that substantially all of such commitments will be funded during 1997. For additional information relating to commitments and contingencies at March 31, 1997, see Note 6 to the Interim Consolidated Financial Statements.

            In addition to commitments to extend credit, the Company is party to various off-balance sheet financial instruments in the normal course of business to manage its interest rate risk. See "Asset and Liability Management" above and
Note 4 to the Interim Consolidated Financial Statements.

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

Regulatory Capital Requirements

            Federally-insured savings associations such as the Bank are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. Based upon recent discussions with the OTS, the Bank has determined to maintain a core capital ratio of at least 9% and a total risk-based capital ratio of no less than 13%. The Bank also determined to transfer its single-family residential lending activities to non-conforming borrowers to a non-bank subsidiary of Ocwen. The Bank believes at this time that it will continue to be a "well-capitalized insititution" under OTS regulations.

            In August 1993, the OTS promulgated regulations which incorporate an interest rate risk component into the OTS risk-based capital requirements, and in August 1995 the OTS postponed the effectiveness of this regulation after having previously deferred the effective date several times. Because only institutions whose measured interest rate risk exceeds certain parameters will be subject to the interest rate risk capital requirement, management of the Bank does not believe that this regulation will increase the Bank's risk-based regulatory capital requirement if it becomes effective in its current form. For additional information relating to regulatory capital requirements and the Bank's capital ratios, see Note 5 to the Interim Consolidated Financial Statements.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

            The Company is subject to various legal proceedings. Management, after reviewing these claims with legal counsel, is of the opinion that the resolution of these claims will not have a material effect on the financial condition or operations of the Company.

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits.

                  27 Financial Data Schedule

            (b)   Reports on Form 8-K.

                  No reports on Form 8-K have been filed during the three months ending March 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Ocwen Financial Corporation


                                    By: /s/ Christine A. Reich
                                        ----------------------------------------
                                        Christine A. Reich,
                                        Managing Director and
                                        Chief Financial Officer
                                        (On behalf of the Registrant and
                                        as its principal financial officer)


Date: May 14, 1997