Form 10-Q
period 1997-06-30
OCWEN FINANCIAL CORP
filed 1997-08-14
CIK 873860

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                       OR

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



                              THE FORUM, SUITE 1000
                              ---------------------
         1675 PALM BEACH LAKES BOULEVARD, WEST PALM BEACH, FLORIDA 33401
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (561) 681-8000
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


Number of shares of Common Stock, $.01 par value, outstanding at the close of business on August 13, 1997: 29,802,610

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q



                                    I N D E X
================================================================================


PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Interim Financial Statements (Unaudited)...........................  3

         Consolidated Statements of Financial Condition
         at June 30, 1997 and December 31, 1996.............................  3

         Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996................................  4

         Consolidated Statements of Changes in Stockholders' Equity
         for the year ended December 31, 1996 and six months
         ended June 30, 1997................................................  5

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 1997 and 1996................................  6

         Notes to Consolidated Financial Statements.........................  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 42

Item 4.  Submission of matters to a vote of Security holders................ 42

Item 6.  Exhibits and Reports on Form 8-K................................... 42

Signature................................................................... 43

                         PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements (Unaudited)

                                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------------------------------------
                                                                                      June 30,    December 31,
                                                                                         1997         1996
                                                                                    -----------   ------------
Assets
Cash and amounts due from depository institutions ...............................   $     6,911    $     6,878
Interest bearing deposits .......................................................        29,992         13,341
Federal funds sold and repurchase agreements ....................................       189,844         32,000
Securities held for trading .....................................................            --         75,606
Securities available for sale, at market value ..................................       263,412        354,005
Loans available for sale, at lower of cost or market ............................       103,627        126,366
Investment securities, net ......................................................        38,821          8,901
Loan portfolio, net .............................................................       433,663        402,582
Discount loan portfolio, net ....................................................     1,295,120      1,060,953
Principal, interest and dividends receivable ....................................        13,311         16,821
Investments in low income housing tax credit interests ..........................       101,204         93,309
Investment in joint ventures ....................................................        27,588         67,909
Real estate owned, net ..........................................................       117,703        103,704
Investment in real estate .......................................................        63,679         41,033
Premises and equipment, net .....................................................        17,531         14,619
Income taxes receivable .........................................................         8,879         15,115
Deferred tax asset ..............................................................        10,718          5,860
Goodwill ........................................................................        11,040             --
Other assets ....................................................................        53,836         44,683
                                                                                    -----------    -----------
                                                                                    $ 2,786,879    $ 2,483,685
                                                                                    ===========    ===========
Liabilities and Stockholders' Equity

Liabilities:
   Deposits .....................................................................   $ 2,198,603    $ 1,919,742
   Advances from the Federal Home Loan Bank .....................................            --            399
   Securities sold under agreements to repurchase ...............................            --         74,546
   Notes, debentures and other interest bearing obligations .....................       286,972        225,573
   Accrued expenses, payables and other liabilities .............................        55,927         59,829
                                                                                    -----------    -----------
     Total liabilities ..........................................................   $ 2,541,502    $ 2,280,089
                                                                                    -----------    -----------

Minority interest ...............................................................         1,513             --
                                                                                    -----------    -----------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares issued
     and outstanding ............................................................            --             --
   Common stock, $.01 par value;  200,000,000 shares authorized;  26,799,511 and
     26,744,170 shares issued and outstanding at June 30, 1997 and December 31,
     1996, respectively .........................................................           268            267
   Additional paid-in capital ...................................................        23,124         23,258
   Retained earnings ............................................................       216,250        180,417
   Unrealized gain on securities available for sale, net of taxes ...............         7,060          3,486
   Notes receivable on exercise of common stock options .........................        (2,838)        (3,832)
                                                                                    -----------    -----------
     Total stockholders' equity .................................................       243,864        203,596
                                                                                    -----------    -----------
                                                                                    $ 2,786,879    $ 2,483,685
                                                                                    ===========    ===========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                            OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        Three Months                     Six Months
                                                                 ---------------------------    ----------------------------
For the periods ended June 30,                                       1997           1996            1997            1996
-------------------------------------------------------------    -----------    ------------    ------------    ------------
Interest income:
   Federal funds sold and repurchase agreements..............    $       795    $      1,329    $      2,453    $      2,098
   Securities available for sale.............................          6,509           6,284          14,682          14,064
   Securities held for trading...............................             --              --             248              --
   Loans available for sale..................................          3,973           4,887           6,824          11,484
   Loans.....................................................         10,674           7,764          21,366          17,773
   Discount loans............................................         44,246          29,903          74,470          52,058
   Investment securities and other...........................            745           1,335           1,426           1,980
                                                                 -----------    ------------    ------------    ------------
                                                                      66,942          51,502         121,469          99,457
                                                                 -----------    ------------    ------------    ------------
Interest expense:
   Deposits..................................................         31,371          22,445          61,264          45,446
   Securities sold under agreements to repurchase............            204              32             477             685
   Advances from the Federal Home Loan Bank..................            145             993             428           2,032
   Notes, debentures and other interest bearing obligations..          7,148           3,434          13,863           6,873
                                                                 -----------    ------------    ------------    ------------
                                                                      38,868          26,904          76,032          55,036
                                                                 -----------    ------------    ------------    ------------
      Net interest income before provision for loan losses...         28,074          24,598          45,437          44,421
Provision for loan losses....................................          7,909           4,964          17,651          14,370
                                                                 -----------    ------------    ------------    ------------
      Net interest income after provision for loan losses....         20,165          19,634          27,786          30,051
                                                                 -----------    ------------    ------------    ------------
Non-interest income:
  Servicing fees and other charges...........................          4,845           1,468          10,081             787
  Gains on sales of interest earning assets, net.............         23,365           4,584          40,143           9,601
  Gain (loss) on real estate owned, net......................          4,629             887           3,835          (1,028)
  Other income...............................................            450           1,129             581           2,001
                                                                 -----------    ------------    ------------    ------------
                                                                      33,289           8,068          54,640          11,361
                                                                 -----------    ------------    ------------    ------------
Non-interest expense
  Compensation and employee benefits.........................         19,676           8,570          34,599          14,739
  Occupancy and equipment....................................          3,960           2,181           6,789           4,227
  Net operating income (loss) on investments in real
      estate and certain low-income housing tax credit
      interests..............................................            104            (399)          1,197              62
  Other operating expenses...................................          7,340           3,518          11,192           6,526
                                                                 -----------    ------------    ------------    ------------
                                                                      31,080          13,870          53,777          25,554
                                                                 -----------    ------------    ------------    ------------
Equity in earnings of investment in joint venture............          1,301           1,078          15,674           1,078

     Income before income taxes..............................         23,675          14,910          44,323          16,936
Income tax expense...........................................          5,126           2,911           8,733           1,910
Minority interest in net loss of consolidated subsidiary.....           (243)             --            (243)             --
                                                                 -----------    ------------    ------------    ------------
     Net income..............................................    $    18,792    $     11,999    $     35,833    $     15,026
                                                                 ===========    ============    ============    ============

Earnings per share:
     Net income..............................................    $      0.69    $       0.45    $       1.32    $       0.57
                                                                 ===========    ============    ============    ============

Weighted average common shares outstanding...................     27,063,761      26,398,127      27,068,563      26,397,920
                                                                 ===========    ============    ============    ============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                            OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (Dollars in thousands, except per share data)
                                     For the six months ended June 30, 1997 and the year ended
                                                         December 31, 1996

                                                                                          UNREALIZED
                                                                                            GAIN        NOTES
                                                                                          (LOSS) ON   RECEIVABLE
                                                                                          SECURITIES  ON EXERCISE
                                           COMMON STOCK          ADDITIONAL               AVAILABLE    OF COMMON
                                       -----------------------    PAID-IN     RETAINED    FOR SALE,      STOCK
                                        SHARES       AMOUNT       CAPITAL     EARNINGS    NET OF TAXES  OPTIONS      TOTAL
                                       ----------    ---------   ---------    ---------   ------------ ---------   ---------

Balances at December 31, 1995......   23,812,270   $      238   $  10,449    $ 130,275    $  (1,415)  $      --    $ 139,547

Net Income.........................           --           --          --       50,142           --          --       50,142

Repurchase of common stock options.           --           --        (177)          --           --          --         (177)

Exercise of common stock options...    2,928,830           29      12,963           --           --          --       12,992

Directors compensation payable in
   common stock....................        3,070           --          23           --           --          --           23

Notes receivable on exercise of
   common stock options............           --           --          --           --           --      (3,832)      (3,832)

Change in unrealized gain on
   securities available for sale,
   net of taxes....................           --           --          --           --        4,901          --        4,901
                                       ----------   ---------   ---------    ---------    ---------   ---------    ---------

Balances at December 31, 1996......    26,744,170         267      23,258      180,417        3,486      (3,832)     203,596

Net income.........................           --           --          --       35,833           --          --       35,833

Repurchase of common stock options.           --           --      (1,870)          --           --          --       (1,870)

Exercise of common stock options...       55,341            1       1,736           --           --          --        1,737

Repayment of notes receivable on
   exercise of common
   stock options ..................           --           --          --           --           --         994          994

Change in unrealized gain on
   securities available for sale,
   net of taxes....................           --           --          --           --        3,574          --        3,574
                                       ---------    ---------   ---------    ---------    ---------   ---------    ---------

Balances at June 30, 1997..........    26,799,511   $     268   $  23,124    $ 216,250    $   7,060   $  (2,838)   $ 243,864
                                       ==========   =========   =========    =========    =========   ==========   =========

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                            OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (DOLLARS IN THOUSANDS)

For the six months ended June 30,                                                          1997               1996
-----------------------------------------------------------------------------------      ---------         ----------
Cash flows from operating activities:
   Net income......................................................................      $  35,833         $   15,026
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Net cash provided from trading activities.......................................        106,833              4,744
   Proceeds from sales of loans available for sale.................................        187,848            287,233
   Purchases of loans available for sale...........................................        (62,504)          (142,150)
   Origination of loans available for sale.........................................       (126,502)              (720)
   Principal payments received on loans available for sale.........................          6,251             21,334
   Premium amortization (discount accretion), net..................................         23,310              3,229
   Depreciation and amortization...................................................         11,339              1,997
   Provision for loan losses.......................................................         17,651             14,370
   Gains on sales of interest earning assets, net..................................        (40,143)            (9,601)
   Loss on sales of premises and equipment.........................................             --                 97
   (Gain) loss on sale of real estate owned, net...................................         (8,220)             2,010
   Gain on sale of interest in tax credit partnership interests                                 --               (990)
   Decrease in principal, interest and dividends receivable........................          3,510              1,366
   Decrease (increase) in income taxes receivable..................................          6,236             (7,076)
   (Increase) decrease in deferred tax asset.......................................         (4,925)             4,282
   Increase in goodwill............................................................        (11,040)                --
   (Increase) decrease in other assets.............................................         (9,184)             4,345
   Decrease in accrued expenses, payables and other liabilities....................         (7,858)            (6,386)
                                                                                         ---------         ----------
Net cash provided by operating activities..........................................        128,435            193,110
                                                                                         ---------         ----------
Cash flows from investing activities:
   Proceeds from sales of securities available for sale............................        162,412            137,454
   Purchases of securities available for sale......................................       (107,374)           (85,557)
   Maturities of and principal payments received on securities available for sale..         11,930             23,021
   Purchase of securities held for investment......................................        (29,920)                --
   Purchase of assets from Admiral.................................................         (6,750)                --
   Purchase of low income housing tax credit interests.............................        (16,200)           (14,427)
   Proceeds from low income housing tax credit interests...........................             --              3,704
   Proceeds from sales of discount loans...........................................        221,966             22,152
   Proceeds from sales of loans held for investment................................          3,594                 --
   Purchase and originations of loans held for investment..........................        (99,851)          (80,071)
   Purchase of discount loans......................................................       (707,209)          (120,590)
   Decrease (increase) in investment in joint ventures.............................         40,321            (63,404)
   Principal payments received on loans held for investment........................         69,394             62,173
   Principal payments received on discount loans...................................        159,144            135,851
   Proceeds from sales of real estate owned........................................         85,604             75,674
   Purchase of real estate owned in connection with discount loan purchases........         (1,425)            (1,434)
   Proceeds from sale of premises and equipment....................................             --                233
   Additions to premises and equipment.............................................         (5,718)            (5,698)
                                                                                         ----------        ----------
Net cash (used) provided by investing activities...................................       (220,082)            89,081
                                                                                         ----------        ----------

                                                      (Continued on next page)

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                    OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                               (DOLLARS IN THOUSANDS)

For the six months ended June 30,                                                       1997              1996
--------------------------------------------------------------------------------      ---------        ----------

Cash flows from financing activities:
   Increase in deposits.........................................................        278,861               529
   Decrease in securities sold under agreements to repurchase...................        (74,546)          (84,761)
   Proceeds from issuance of notes and borrowings under lines of credit.........         61,399                --
   Payments on advances from Federal Home Loan Bank.............................           (399)               --
   Payments and repurchase of notes and mortgages payable.......................             --            (1,351)
   Repayment of notes by executive officers.....................................            994                --
   Exercise of common stock options.............................................          1,736                 2
   Repurchase of common stock options...........................................         (1,870)             (176)
                                                                                      ---------        ----------
Net cash provided (used) by financing activities................................        266,175           (85,757)
                                                                                      ---------        ----------

Net increase in cash and cash equivalents.......................................        174,528           196,434
Cash and cash equivalents at beginning of period................................         52,219            54,632
                                                                                      ---------        ----------
Cash and cash equivalents at end of period......................................      $ 226,747        $  251,066
                                                                                      =========        ==========

Reconciliation of cash and cash equivalents at end of period:
   Cash and amounts due from depository institutions............................      $   6,911        $    6,196
   Interest bearing deposits....................................................         29,992            57,638
   Federal funds sold and repurchase agreements.................................        189,844           187,232
                                                                                      ---------        ----------
                                                                                      $ 226,747        $  251,066
                                                                                      =========        ==========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Interest...................................................................      $  77,512        $   54,424
                                                                                      =========        ==========

     Income taxes...............................................................      $   7,354        $    1,922
                                                                                      =========        ==========

Supplemental schedule of non-cash investing and financing activities:

     Exchange of discount loans and loans available for sale for securities.....      $ 290,614        $  134,785
                                                                                      =========        ==========

     Real estate owned acquired through foreclosure.............................      $  90,153        $   43,299
                                                                                      =========        ==========

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

NOTE 1    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of Ocwen Financial Corporation ("Ocwen" or the "Company") and its subsidiaries. Ocwen owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiary, Ocwen Federal Bank FSB (the "Bank"), and Investors Mortgage
Insurance Holding Company ("IMI"). Ocwen also owns 80% of Ocwen Financial Services ("OFS"), with the remaining 20% owned by Admiral Home Loan ("Admiral") and reported in the consolidated financial statements as a minority interest.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at June 30, 1997 and December 31, 1996, the results of its operations for the three and six months ended June 30, 1997 and 1996, its cash flows for the six months ended June 30, 1997 and 1996, and its changes in stockholders' equity for the year ended December 31, 1996 and the six months ended June 30, 1997. The results of operations and other data for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 1997. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the June 30, 1997 presentation.

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

SFAS No. 125 provides implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements including "dollar rolls", "wash sales", loan syndications and participations, risk participations in banker's acceptances, factoring arrangements, transfers of receivables with recourse and extinguishments of liabilities. In December 1996, SFAS No. 127, "Deferral of the Effective Date of FASB Statement No. 125", was issued and delayed implementation for one year certain provisions of SFAS No. 125. The Company's adoption of these statements did not have any material impact on its results of operations, financial position or cash flows.

On January  28,  1997 the  Securities  and  Exchange  Commission  approved  rule amendments (Release #33-7386, the "Release") regarding disclosures about derivative financial instruments, or other financial instruments and derivative commodity instruments. The Release amended Rule 4-08 of Regulation S-X (General Notes to Financial Statements) to add a new paragraph which requires extensive detail regarding the accounting policies followed in connection with accounting for derivative financial instruments and derivative commodity instruments. The accounting policy

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

disclosure requirements are effective for periods ending after June 15, 1997. See Note 4 below and Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management included in Item 2 hereof for the Company's accounting policy disclosures in accordance with the requirements of the Release. The Release also added Item 305 to regulation S-K to require quantitative (in one of three formats) and qualitative disclosures outside of the financial statements about market risk inherent in derivative and other financial instruments. The quantitative and qualitative disclosures about market risks are effective for periods ending after June 15, 1997 which include annual financial statements.

In February 1997, SFAS No. 128, "Earnings per Share", and SFAS No. 129, "Disclosure of Information about Capital Structure", were issued. SFAS No. 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards previously found in Accounting Principles Board Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and early adoption is not permitted. SFAS No. 129 is also effective for financial statements for periods ending after December 15, 1997. The Company does not anticipate a material impact on its earnings per share calculation as a result of implementing these statements.


NOTE 3    INVESTMENT IN JOINT VENTURES

The Company's investment in joint ventures include investments in BCFL, L.L.C. ("BCFL"), a limited liability corporation formed in January 1997 between the Company and BlackRock Capital Finance L.P. ("BlackRock"), and BCBF, L.L.C., (the "LLC"), a limited liability company formed in March 1996 between the Company and BlackRock. The Company owns a 10% interest in BCFL and a 50% interest in LLC. BCFL was formed to acquire multifamily loans. At June 30, 1997, the Company's 10% investment, which is accounted for under the cost method, amounted to $1,056.

The Company's 50% investment in the LLC, which was formed to acquire single-family residential loans offered by the Department of Housing and Urban Development ("HUD"), amounted to $26,532 and $67,909 at June 30, 1997 and December 31, 1996, respectively, and is net of valuation allowances of $2,002 and $5,114, respectively. Because the LLC is a pass-through entity for federal income tax purposes, provisions for income taxes are established by each of the Company and its co-investor and not the LLC.

The Company's equity in earnings of the LLC includes 50% of the net income of the LLC before deduction of the Company's 50% share of loan servicing fees which are paid 100% to the Company. Equity in earnings for the six months ended June 30, 1997 includes the recapture of $2,641 of valuation allowances established in 1996 by the Company on its equity investment in the joint venture as a result of the resolution and securitization of loans during the first quarter of 1997. The Company has recognized 50% of the loan servicing fees not eliminated in consolidation in servicing fees and other charges.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

Set forth below is the statement of financial condition of the LLC at the dates indicated and a statement of operations for the six months ended June 30, 1997.

                                  BCBF, L.L.C.
                        STATEMENTS OF FINANCIAL CONDITION

                                                                          June 30,       December 31,
                                                                            1997             1996
                                                                         -----------      ----------
Assets:
   Cash                                                                  $        10      $       10
   Loans held for sale, at lower of cost or market value..........            36,864         110,702
   Real estate owned, net of valuation allowance of $175 and $511
     at June 30, 1997 and December 31, 1996, respectively.........            13,970          25,595
   Other assets...................................................             6,225          10,526
                                                                         -----------      ----------
                                                                         $    57,069      $  146,833
                                                                         ===========      ==========
Liabilities and Owners' Equity
   Liabilities:...................................................
     Accrued expenses, payables and other liabilities.............       $         1      $      787
                                                                         -----------      ----------
       Total liabilities..........................................       $         1      $      787
                                                                         -----------      ----------

Owners' Equity:
   Ocwen Federal Bank FSB.........................................            28,534          73,023
   BlackRock Capital Finance L.P..................................            28,534          73,023
                                                                         -----------      ----------
     Total owners' equity.........................................            57,068         146,046
                                                                         -----------      ----------
                                                                         $    57,069      $  146,833
                                                                         ===========      ==========

                                  BCBF, L.L.C.
                            STATEMENTS OF OPERATIONS

                                                 FOR THE           FOR THE      FOR THE PERIOD
                                               THREE MONTHS      SIX MONTHS     APRIL 10, 1996
                                                  ENDED             ENDED           THROUGH
                                              JUNE 30, 1997     JUNE 30, 1997    JUNE 30, 1996
                                              -------------     -------------    -------------

Interest income...........................    $       1,869      $      5,354    $       9,309
Interest expense..........................               --                --            8,279
                                              -------------      ------------    -------------
   Net interest income....................            1,869             5,354            1,030
                                              -------------      ------------    -------------

Non-interest income:
   Gain on sale of loans held for sale....               --            18,412            1,324
   Gain on real estate owned, net.........             (206)            1,337               --
   Loan fees..............................                1                23                7
                                              -------------      ------------    -------------
                                                       (205)           19,772            1,331
                                              --------------     ------------    -------------

Operating expenses:
   Loan servicing fees....................              753             1,429            2,207
                                              -------------      ------------    -------------
Net income................................

                                              $         911      $     23,697    $         154
                                              =============      ============    =============


In March, 1997, as part of a larger transaction involving the Company and an affiliate of BlackRock, the LLC securitized 1,196 loans with an unpaid principal balance of $51,714 and past due interest of $14,209, and a net book value of $40,454. Proceeds from sales of such securities by the LLC amounted to $58,866. The Company continues to service such loans and is paid a servicing fee. For further discussion regarding this transaction, see Management

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

Discussion and Analysis of Financial Condition and Results of Operations - Non-interest Income included in Item 2 hereof.

NOTE 4    INTEREST RATE RISK MANAGEMENT INSTRUMENTS

In managing its interest rate risk, the Company on occasion enters into swaps. Under swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The terms of the swaps provide for the Company to receive a floating rate of interest equal to the London Interbank Offered Rate ("LIBOR") and to pay fixed interest rates. The notional amount of the outstanding swap is amortized (i.e., reduced) monthly based upon estimated prepayment rates of the mortgages underlying the securities being hedged. The terms of the outstanding swap at June 30, 1997 and December 31, 1996 follows:


                                    NOTIONAL      LIBOR      FIXED     FLOATING RATE AT
                        MATURITY     AMOUNT       INDEX       RATE       END OF PERIOD   FAIR VALUE
                        --------    --------      -----      -----     ----------------  ----------

JUNE 30, 1997........     1998       $  41,460   1-Month     6.18%          5.69%         $      23

DECEMBER 31, 1996....     1998       $  45,720   1-Month     6.18%          5.67%         $    (103)

The 1-month LIBOR was 5.69% and 5.50% on June 30, 1997 and December 31, 1996, respectively.

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

Terms and other information on interest rate futures contracts sold short were as follows at the dates indicated:

                               Maturity            Notional Principal     Fair Value
                               --------            ------------------     ----------
JUNE 30, 1997
U.S. Treasury futures...         1997                 $    197,900            (1,182)

DECEMBER 31, 1996
Eurodollar futures......         1997                 $    365,000         $    (558)
                                 1998                       40,000               (87)

U.S. Treasury futures...         1997                      165,100               498

Because interest rate futures contracts are exchange traded, holders of these instruments look to the exchange for performance under these contracts and not the entity holding the offsetting futures contract, thereby minimizing the risk of nonperformance under these contracts. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the swap and controls this risk through credit monitoring procedures. The notional principal amount does not represent the Company's exposure to credit loss.

NOTE 5    REGULATORY REQUIREMENTS

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to Office of Thrift Supervision ("OTS") supervision. The Bank must follow specific capital guidelines stipulated by the

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At June 30, 1997, the minimum regulatory capital requirements were:

o Tangible and core capital of 1.5 percent and 3 percent of total adjusted assets, respectively, consisting principally of stockholders' equity, but excluding most intangible assets, such as goodwill and any net unrealized holding gains or losses on debt securities available for sale.

o Risk-based capital consisting of core capital plus certain subordinated debt and other capital instruments and, subject to certain limitations, general valuation allowances on loans receivable, equal to 8 percent of the value of risk-weighted assets.

At June 30, 1997, the Bank was "well-capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized", the Bank must maintain minimum core capital, Tier 1 risk-based capital and total risk-based capital ratios as set forth in the table below. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since June 30, 1997 that management believes have changed the institution's category.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

The following tables summarize the Bank's actual and required regulatory capital at June 30, 1997


                                                                                            TO BE WELL CAPITALIZED
                                                                     MINIMUM FOR CAPITAL     FOR PROMPT CORRECTIVE
                                                   ACTUAL             ADEQUACY PURPOSES        ACTION PROVISIONS
                                              --------------------   ----------------------  -----------------------
                                               RATIO      AMOUNT         RATIO     AMOUNT        RATIO       AMOUNT
                                              ------    ----------   ----------   ---------  ------------   --------

Stockholders' equity and ratio to total         9.65%   $ 252,536
   assets...............................

   Net unrealized gain on certain
     available for sale securities......                   (7,044)

   Excess mortgage servicing rights.....                     (254)
                                                        ---------
   Tangible capital, and ratio to
   adjusted total assets................        9.40%   $ 245,238         1.50%    $ 39,147
                                                        ==========                 ========
Tier 1 (core) capital, and ratio to
   adjusted total assets................        9.40%   $  245,238        3.00%    $ 78,294        5.00%    $130,490
                                                        ==========                 ========                 ========
Tier 1 capital, and ratio to
   risk-weighted assets.................        9.13%   $  245,238                                 6.00%    $161,212
                                                        ==========                                          ========
Allowance for loan and lease losses.....                    25,709

Subordinated debentures.................                   100,000
                                                        ----------
   Tier 2 Capital.......................                   125,709
                                                        ----------
   Total risk-based capital, and ratio
   to risk-weighted assets..............       13.81%   $  370,947       8.00%     $214,949       10.00%    $268,687
                                                        ==========                 ========                 ========

Total regulatory assets.................                $2,617,108
                                                        ==========

   Adjusted total assets................                $2,609,810
                                                        ==========
   Risk-weighted assets.................                $2,686,869
                                                        ==========

The OTS has promulgated a regulation governing capital distributions. The Bank is considered to be a Tier 1 association under this regulation because it met or exceeded its fully phased-in capital requirements at June 30, 1997. A Tier 1 association that before and after a proposed capital distribution meets or exceeds its fully phased-in capital requirements may make capital distributions during any calendar year equal to the greater of (i) 100% of net income for the calendar year to date plus 50% of its "surplus capital ratio" at the beginning of the year or (ii) 75% of its net income over the most recent four-quarter period. In order to make these capital distributions, the Bank must submit written notice to the OTS 30 days in advance of making the distribution. Notwithstanding the foregoing, however, the Bank's ability to make capital distributions as a Tier 1 institution is limited by agreements between it and the OTS to maintain specified capital levels and to dividend to Ocwen subordinate and residual securities resulting from the Bank's securitization activities, as discussed below.

In addition to these OTS regulations governing capital distributions, the indenture governing the $100,000 of 12% subordinated debentures (the "Debentures") due 2005 and issued by the Bank on June 12, 1995 limits the declaration or payment of dividends and the purchase or redemption of common or preferred stock in the aggregate to the sum of 50%

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

of consolidated net income and 100% of all capital contributions and proceeds from the issuance or sale (other than to a subsidiary) of common stock, since the date the Debentures were issued.

Based upon recent discussions with the OTS, the Bank has determined to maintain a core capital ratio of at least 9% and a total risk-based capital ratio of no less than 13%. Based upon recent discussions with the OTS, the Bank also determined to transfer its single-family residential lending activities to sub-prime borrowers to OFS. Additionally, the Bank agreed with the OTS (i) to discontinue the purchase of subordinate classes of mortgage-related securities created by unaffiliated parties, (ii) to sell the five such securities held by it at March 31, 1997 (aggregate book value of $32,010), which was completed by a sale to Ocwen Asset Investment Corp. ("OAIC"), a real estate investment trust in which Ocwen owns a 9.8% interest, on May 19, 1997 (at a gain of $2,648 to the Bank) and (iii) subject to the requirements of the OTS capital distribution regulations, to dividend to Ocwen all subordinate and residual mortgage-related securities acquired by it in connection with its securitization activities. The Bank dividended two securities with an aggregate book value of $19,462 to Ocwen in June 1997, and at June 30, 1997, the Bank held five subordinate securities and one residual security which had an aggregate book value of $38,130. The Bank believes at this time that it will continue to be a "well-capitalized institution" under OTS regulations.

NOTE 6    COMMITMENTS AND CONTINGENCIES

At June 30, 1997 the Company had commitments to (i) originate $32,683 of sub-prime loans secured by single-family residential properties, (ii) fund
$52,058 of loans secured by multi-family residential buildings, (iii) fund $15,189 of loans secured by office buildings and (iv) fund $33,693 of loans secured by hotel properties. Additionally, the Company had commitments of $8,326 to purchase sub-prime loans secured by single-family residential properties. The Company, through its investment in subordinate securities and REMIC residuals which had a book value of $57,408 at June 30, 1997, supports senior classes of mortgage-related securities having an outstanding principal balance of $1,396,562.

The Company is subject to various pending legal proceedings in the ordinary course of business. Management, after reviewing these claims with legal counsel, is of the opinion that the resolution of these claims will not have a material adverse effect on the Company's financial position, results of operations, cash flows or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

GENERAL

         The Company considers itself to be involved in a single business segment of providing financial services and conducts a wide variety of business within this segment. The Company's business activities are conducted primarily through the Bank and currently consist primarily of its discount loan acquisition, resolution and servicing activities, and various investment activities, including investments in a wide variety of mortgage-related securities and investments in low-income housing tax credit interests. The Company obtains funds for investment in the foregoing and other business activities primarily from brokered and other wholesale certificates of deposit and, to a lesser extent, retail deposits obtained through its office in Fort Lee, New Jersey, FHLB advances, reverse repurchase agreements, lines of credit and asset securitizations.

         The Company is a registered savings and loan holding company subject to regulation by the OTS. The Bank is a registered savings and loan holding company subject to regulation by the OTS. The Bank is subject to regulation by the OTS, as its chartering authority, and by the Federal Deposit Insurance Corporation ("FDIC") as a result of its membership in the Savings Association Insurance Fund ("SAIF") administered by the FDIC, which insures the Bank's deposits up to the maximum extent permitted by law. The Bank is also subject to certain regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and currently is a member of the FHLB of New York, one of the 12 regional banks which comprise the FHLB System.

         At June 30, 1997, the only significant subsidiaries of the Company, other than the Bank, were IMI and OFS. IMI, through subsidiaries, owns and manages the Westin Hotel in Columbus, Ohio and residential units in cooperative buildings which were acquired in connection with foreclosure on loans held by the Bank or by deed-in-lieu thereof. OFS was formed in October 1996 for the purpose of purchasing substantially all of the assets of Admiral (a transaction which closed on May 1, 1997), the Company's primary correspondent mortgage banking firm for sub-prime single-family residential loans, and assuming all of the Bank's sub-prime single-family residential lending operations.

         The following discussion of the Company's consolidated financial condition and results of operations and capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 hereof.

RECENT DEVELOPMENTS

         On July 15, 1997, IMI sold a 69% partnership interest in the Westin Hotel for a minimal gain.

         On July 17, 1997, the Company entered into a letter of intent to acquire a small, privately-held firm which is engaged primarily in the development of software for the financial services industry, including loan servicing software. The aggregate purchase price would be $8.0 million, including $3.5 million which would be contingent on the target meeting certain software development performance criteria, and would be payable in cash and/or securities of the Company, as to be agreed by the parties. This acquisition is subject to the completion of due diligence by the Company to its satisfaction, the negotiation and execution of definitive agreements and the satisfaction of other conditions customary in these types of transactions, and, as a result, there can be no assurance that it will be consummated in the near term or at all.

         The Company is currently exploring obtaining an approximately $20 million line of credit to the Company and an approximately $500 million line of credit to the Bank. If obtained, these lines of credit will enhance the Company's ability to manage its liquidity and sources of funds to utilize those which are the most cost effective.

         The Company has received notice that HUD intends to auction approximately 18,200 single-family residential loans with an aggregate unpaid principal amount of approximately $1.15 billion in early September 1997. The Company currently intends to submit a bid to acquire all or a substantial portion of these loans with one or more co-investors. There can be no assurance that the Company ultimately will submit a bid or as to the terms hereof, or that any bid by the Company will be successful in whole or in part.

         On August 6, 1997 the Securities and Exchange Commission ("SEC") declared effective a Form S-1 registration statement with respect to the offering by the Company to the public of 3,000,000 shares (plus up to 450,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

shares pursuant to the underwriters' over-allotment options) of newly-issued common stock. The offering of such common stock , which closed on August 12, 1997, resulted in estimated net proceeds to the Company of $123.4 million. Concurrently on August 6, 1997, the SEC declared effective a Form S-1 registration statement with respect to the offering by Ocwen Capital Trust I, a newly-formed Delaware business trust and subsidiary of Ocwen, of $125.0 million of 10 7/8% capital securities. The offering of such capital securities, which also closed on August 12, 1997, resulted in estimated net proceeds to the Company of $120.7 million.

         On Friday, August 1, 1997 shares of the Company's common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "OCN". The Company has traded on the NASDAQ National Market System under the symbol "OCWN" since September 1996, when the Company completed its initial public offering. Upon effectiveness of the NYSE listing, the Company delisted its common stock from NASDAQ.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                     At or For the Three Months Ended June 30,
                                                   -------------------------------------------
                                                      1997              1996           Change
                                                   -----------      -----------      ---------
FOR THE PERIOD:                                      (Dollars in thousands, except share data)
Net interest income.........................       $    28,074      $    24,598            14%
Provision for loan losses...................             7,909            4,964           (59)
Non-interest income.........................            33,289            8,068           313
Non-interest expense........................            31,080           13,870          (124)
Equity in earnings of investment in joint
ventures....................................             1,301            1,078            21
Net income..................................            18,792           11,999            57

PER COMMON SHARE
Net income..................................       $      0.69      $      0.45            53%
Stock price: (1)
   High.....................................             32.88                -             -
   Low .....................................             25.50                -             -
   Close....................................             32.63                -             -


AVERAGE BALANCES
Interest-earning assets.....................       $ 2,334,115      $ 1,517,572            54%
Interest-bearing liabilities................         2,345,476        1,649,551           (42)
Stockholders' equity........................           232,758          148,599            57

KEY RATIOS
Interest rate spread:.......................
   Yield on interest-earning assets.........             11.47%           13.57%          (15)%
   Cost of interest-bearing liabilities.....              6.63             6.52            (2)
     Interest rate spread...................              4.84             7.05           (31)
Annualized return on average assets (2).....              2.75             2.27            21
Annualized return on average equity.........             32.29            32.30             -
Efficiency ratio (3)........................             49.60            41.10           (21)
Core (leverage) capital ratio...............              9.40             6.74            39
Risk-based capital ratio....................             13.81            13.61             1

                                                      At or For the Six Months Ended June 30,
                                                   -------------------------------------------
                                                      1997              1996           Change
                                                   -----------      -----------      ---------
FOR THE PERIOD:                                      (Dollars in thousands, except share data)
Net interest income.........................       $    45,437      $    44,421             2%
Provision for loan losses...................            17,651           14,370           (23)
Non-interest income.........................            54,640           11,361           381
Non-interest expense........................            53,777           25,554          (110)
Equity in earnings of investment in joint
ventures....................................            15,674            1,078         1,354
Net income..................................            35,833           15,026           138

PER COMMON SHARE
Net income..................................       $      1.32      $      0.57           132
Stock price (1)
   High.....................................             34.75                -             -
   Low .....................................             25.25                -             -
   Close....................................             32.63                -             -

AVERAGE BALANCES
Interest-earning assets.....................       $ 2,251,951      $ 1,572,250            43%
Interest-bearing liabilities................         2,302,046        1,687,970           (36)
Stockholders' equity........................           222,386          145,399            53

KEY RATIOS
Interest rate spread:.......................
   Yield on interest-earning assets.........             10.79%           12.65%          (15)%
   Cost of interest-bearing liabilities.....              6.61             6.52            (1)
     Interest rate spread...................              4.18             6.13           (32)
Annualized return on average assets (2).....              2.68             1.48            81
Annualized return on average equity.........             32.23            20.67            56
Efficiency ratio (3)........................             46.46            44.94             3

(1)    For the period ended June 30.
(2) Includes the Company's pro rata share of average assets held by its 50% joint venture.
(3) Before provision for loan losses and including equity in earnings of investment in joint venture.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

SUMMARY

         The Company's net income amounted to $18.8 million or $0.69 per share for the three months ended June 30, 1997 as compared to net income of $12.0 million, or $0.45 per share for the same period in 1996. For the six months ended June 30, 1997, the Company's net income amounted to $35.8 million or $1.32 per share, compared to net income of $15.0 million, or $0.57 per share for the same period in 1996.

         The $3.5 million or 14% increase in net interest income during the second quarter of 1997 as compared to the second quarter of 1996 is primarily due to a $816.5 million increase in average interest-earnings assets offset in part by a $695.9 million increase in average interest-bearing liabilities and a 221 basis point decline in the interest rate spread

         The $25.2 million or 313% increase in non-interest income for the three months ended June 30, 1997 is primarily due to a $17.2 million net gain earned in connection with the securitization of 1,783 single-family residential loans with an unpaid principal balance of $170.6 million (of which 1,751 loans with an unpaid principal balance of $168.3 million were discount loans and 32 loans with an unpaid principal balance of $2.3 million were from the loan portfolio), a $4.5 million gain earned in connection with the securitization of 896 sub-prime single-family residential mortgage loans with an aggregate unpaid principal balance of $104.8 million and a $2.6 million gain on the sale of mortgage-related securities to OAIC. (See Note 5 to the Interim Consolidated Financial Statements). The Company continues to service the loans for a fee and has retained an interest in the related subordinate and residual class securities. Also included in non-interest income for the six months ended June 30, 1997 is a $9.5 million gain resulting from the Company's direct participation in a securitization by the Company, the LLC and an affiliate of BlackRock of 2,916 discount mortgage loans on March 27, 1997 which were previously acquired from HUD in 1995 and 1996.

         Equity in earnings of investment in joint ventures of $15.7 million for the six months ended June 30, 1997 includes $9.2 million representing the Company's pro rata share of the gain recorded by the LLC in connection with the March 27, 1997 securitization described above. The LLC, was formed in March, 1996 and began operations in the second quarter of 1996.

         Non-interest expense increased $17.2 million or 124% during the three months ended June 30, 1997, as compared to the same period in 1996, primarily due to an increase in the average number of employees to 823 from 373 and an increase in employee profit sharing expense of $3.3 million. For the six months ended June 30, 1997, non-interest expense increased $28.2 million or 110% as compared to the same period in 1996 primarily as a result of an increase in the average number of employees to 721 from 349 and a $6.9 million increase in employee profit sharing expense.

         The following table presents the estimated contribution by business activity to the Company's net income for the periods indicated.


                                        Three months ended June 30    Six months ended June 30
                                        --------------------------    ------------------------
                                             1997           1996          1997          1996
                                        ------------    ----------    ----------     ---------
Discount Loans:
   Single-family residential loans.....       26%             3%           32%            2%
   Large Commercial ...................       34             26            25            21
   Small Commercial....................        3              8             3             5

Investment in low-income housing tax
 credits...............................       16             22            18            33

Commercial lending.....................        7             21             5            20


Sub-prime single family lending........       (1)            18             2            15

Mortgate loan servicing................        1              1             3             4

Investment Securities..................        9              1             9             1

Other..................................        5             --             3            (1)
                                        ------------    ----------    ----------     ---------
                                             100%           100%          100%          100%
                                        ============    ==========    ==========     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

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

                                                          Three Months Ended June 30,
                                   ----------------------------------------------------------------------------
                                                  1997                                    1996
                                   -----------------------------------      -----------------------------------
                                   Average                  Annualized      Average                  Annualized
                                   Balance      Interest    Yield/Rate      Balance      Interest    Yield/Rate
                                   -------      --------    ----------      -------      --------    ----------
                                                             (Dollars in thousands)
AVERAGE ASSETS:
Federal funds sold and
   repurchase agreements .....    $   63,192    $     795        5.03%    $   97,678     $   1,329      5.44%
Securities available for sale        308,267        6,509        8.45        281,970         6,284      8.91
Loans available for sale (1) .       135,801        3,973       11.70        218,719         4,887      8.94
Investment securities and
other (2) ....................        29,113          745       10.24         35,940         1,335     14.86
Loan portfolio (1) ...........       447,591       10,674        9.54        296,106         7,764     10.49
Discount loan portfolio ......     1,350,151       44,246       13.11        587,159        29,903     20.37
                                  ----------    ---------                 ----------     ---------
Total interest-earning
   assets, interest income ...     2,334,115       66,942       11.47      1,517,572        51,502     13.57
                                                ---------                                ---------
Non-interest  earning cash ...        12,204                                   6,639
Allowance for loan losses ....       (21,441)                                (11,771)
Investments in
   low-income housing
   tax credit interests ......       100,779                                  99,900
Investment in joint ventures .        30,128                                  55,440
Real estate owned, net .......       102,527                                 142,010
Other assets .................       174,002                                  87,196
                                  ----------                              ----------
   Total assets ..............    $2,732,315                              $1,896,986
                                  ==========                              ==========

   AVERAGE LIABILITIES AND
     STOCKHOLDERS' EQUITY:
Interest-bearing  demand
deposits .....................    $   42,600    $     496        4.66     $   21,753     $     176      3.24
Savings deposits .............         2,037           12        2.36          3,423            19      2.22
Certificates  of  deposit ....     2,030,734       30,863        6.08      1,435,549        22,250      6.20
                                  ----------    ---------                 ----------     ---------
   Total interest-bearing
   deposits ..................     2,075,371       31,371        6.05      1,460,725        22,445      6.15
Notes, debentures and other ..       245,523        7,148       11.65        115,946         3,434     11.85
Securities sold under
   agreements to repurchase ..        14,272          204        5.72          2,481            32      5.16
Federal Home Loan Bank advances       10,310          145        5.63         70,399           993      5.64
                                  ----------    ---------                 ----------     ---------
   Total interest-bearing
     liabilities, interest
     expense .................     2,345,476       38,868        6.63      1,649,551        26,904      6.52
                                   ---------                               ---------
Non-interest  bearing deposits        28,147                                   4,284
Escrow deposits ..............        72,006                                  40,437
Other liabilities ............        53,928                                  54,115
                                  ----------                              ----------
  Total liabilities ..........     2,499,557                               1,748,387
Stockholders' equity .........       232,758                                 148,599
                                  ----------                              ----------
   Total liabilities and
     stockholders' equity ....    $2,732,315                              $1,896,986
                                  ==========                              ==========
Net interest income before
   provision for loan losses .                  $  28,074                                $  24,598
                                                =========                                =========
Net interest rate spread .....                                   4.84%                                  7.05%
                                                                 ====                                   ====
Net interest rate margin .....                                   4.81%                                  6.48%
                                                                 ====                                   ====
Ratio of interest-earning
   assets to interest-bearing
   liabilities ...............                         99%                                     92%
                                                       ==                                      ==

(1) The average balance includes non-performing loans, interest on which is recognized on a cash basis.

(2) Included in interest income on investment securities and other is interest income earned on that portion of the deferred tax asset which relates to tax residuals. Inclusive of the average balance of the deferred tax asset related to tax residuals as investment securities and other, the average yield for the three months ended June 30, 1997 and 1996 would have been 10.34% and 10.93%, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                                                              Six Months Ended June 30
                                     ----------------------------------------------------------------------------
                                                    1997                                    1996
                                     -----------------------------------      -----------------------------------
                                     Average                  Annualized      Average                  Annualized
                                     Balance      Interest    Yield/Rate      Balance       Interest   Yield/Rate
                                     -------      --------    ----------      -------       --------   ----------
                                                              (Dollars in thousands)

AVERAGE ASSETS:
Federal funds sold and
   repurchase agreements ....     $    97,765    $  2,453        5.02%     $   77,435      $ 2,098      5.42%
Securities available for sale         323,640      14,682        9.07         301,940       14,064      9.32
Securities held for trading..           6,589         248        7.53              --           --        --
Loans available for sale (1).         127,823       6,824       10.68         240,009       11,484      9.57
Investment securities and
   other (2).................          26,306       1,426       10.84          37,273        1,980     10.62
Loan portfolio (1)...........         435,642      21,366        9.81         299,243       17,773     11.88
Discount loan portfolio......       1,234,186      74,470       12.07         616,350       52,058     16.89
                                    ---------    --------                  ----------      -------
Total interest - earning
   assets, interest income...       2,251,951     121,469       10.79       1,572,250       99,457     12.65
                                                 --------                                  -------
Non-interest  earning cash...          11,781                                   6,549
Allowance for loan losses....         (18,897)                                 (7,307)
Investments in
   low-income housing
   tax credit interests......          95,588                                  94,825
Investment in joint ventures.          46,882                                  27,720
Real estate owned, net.......         107,377                                 152,499
Other assets.................         176,625                                  78,165
                                  -----------                              ----------
   Total assets..............     $ 2,671,306                              $1,924,701
                                  ===========                              ==========

AVERAGE LIABILITIES AND
   STOCKHOLDERS' EQUITY:

Interest-bearing  demand
   deposits .................     $    33,275    $    723        4.35      $   23,668      $   405      3.42
Savings deposits.............           2,328          27        2.32           3,434           40      2.33
Certificates of deposit......       1,997,377      60,514        6.06       1,450,536       45,001      6.20
                                  -----------    --------                  ----------      -------
   Total interest-bearing
   deposits..................       2,032,980      61,264        6.03       1,477,638       45,446      6.15
Notes, debentures and other..         235,547      13,863       11.77         116,140        6,873     11.84
Securities sold under
   agreements to repurchase..          17,603         477        5.42          23,793          685      5.76
Federal Home Loan
   Bank advances.............          15,916         428        5.38          70,399        2,032      5.77
                                  -----------    --------                  ----------      -------
   Total interest-bearing
   liabilities,
      interest expense.......       2,302,046      76,032        6.61       1,687,970       55,036      6.52
Non-interest bearing deposits          20,765                                   4,039
Escrow deposits..............          71,860                                  38,773
Other liabilities............          54,249                                  48,520
                                  -----------                              ----------
   Total liabilities.........       2,448,920                               1,779,302
Stockholders' equity.........         222,386                                 145,399
                                  -----------                              ----------
   Total liabilities and
   stockholders' equity......     $ 2,671,306                              $1,924,701
                                  ===========                              ==========
Net interest income before
   provision for loan losses.                    $ 45,437                                  $44,421
                                                 ========                                  =======
   Net interest rate spread..                                    4.18%                                  6.13%
                                                                 ====                                   ====
Net interest rate margin.....                                    4.04%                                  5.65%
                                                                 ====                                   ====
Ratio of interest-earning
   assets to interest-bearing
   liabilities ..............              98%                                     93%
                                           ==                                      ==

  (1) The average balance includes non-performing loans, interest on which is recognized on a cash basis.
  (2) Included in interest income on investment securities and other is interest income earned on that portion of the deferred tax asset which relates to tax residuals. Inclusive of the average balance of the deferred tax asset related to tax residuals as investment securities and other, the average yield for the six months ended June 30, 1997 and 1996 would have been 10.90% and 7.39%, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

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

                                            Three months                            Six months
                                   ------------------------------        -------------------------------
FOR THE PERIODS ENDED JUNE 30-             1997 vs. 1996                          1997 vs. 1996
                                   ------------------------------        -------------------------------
(DOLLARS IN THOUSANDS)               Increase (decrease) due to             Increase (decrease) due to
                                   ------------------------------        -------------------------------
                                   Rate        Volume       Total        Rate        Volume        Total
                                   -------    ---------    ------        -------     --------    -------
INTEREST-EARNING ASSETS:
  Federal funds sold and
  repurchase agreements....       $    (94)    $   (440)   $    (534)   $   (164)    $   519     $     355
  Securities held for trading           --           --           --         248          --           248
  Securities available for
  sale.....................           (341)         566          225        (373)        991           618
  Loans available for sale.          1,254       (2,168)        (914)      1,206      (5,866)       (4,660)
  Loan portfolio...........           (757)       3,667        2,910      (3,487)      7,080         3,593
  Discount loan portfolio..        (13,644)      27,987       14,343     (18,173)     40,585        22,412
  Investment securities and
  other....................           (366)        (224)        (590)         40        (594)         (554)
                                  --------     --------    ---------    --------     -------     ---------
  Total interest-earning
  assets...................        (13,948)      29,388       15,440     (20,703)     42,715        22,012
                                  --------     --------    ---------    ---------    -------     ---------

INTEREST-BEARING LIABILITIES:
  Interest-bearing demand
  deposits.................            101          219          320         127         191           318
  Savings deposits.........              1           (8)          (7)         --         (13)          (13)
  Certificates of deposit..           (441)       9,054        8,613      (1,078)     16,591        15,513
                                  ---------    --------    ---------    ---------    -------     ---------
    Total interest-bearing
  deposits.................           (339)       9,265        8,926        (951)     16,769        15,818
  Subordinated debentures..            (59)       3,773        3,714         (38)      7,028         6,990
  Securities sold under
  agreements to repurchase.              3          169          172         (38)       (170)         (208)
  Federal Home Loan Bank
    advances...............             (3)        (845)        (848)       (130)     (1,474)       (1,604)
                                  --------     --------    ---------    --------     -------     ---------
    Total interest-bearing
      liabilities..........           (398)      12,362       11,964      (1,157)     22,153        20,996
                                  ---------    --------    ---------    --------     -------     ---------
Increase in net interest
  income...................       $(13,550)    $ 17,026    $   3,476    $(19,546)    $20,562     $   1,016
                                  ========     ========    =========    =========    =======     =========

RESULTS OF OPERATIONS: THREE AND SIX MONTHS ENDED JUNE 30, 1997 VERSUS THREE AND SIX MONTHS ENDED JUNE 30, 1996

         NET INTEREST INCOME. The Company's net interest income of $28.1 million increased $3.5 million or 14% during the three months ended June 30, 1997 as compared to the comparable period in the prior year. Interest income increased $15.4 million or 30% due to a $816.5 million or 54% increase in the Company's average interest-earning assets from period to period which was offset in part by a 210 basis point decrease in the weighted average yield earned. Interest expense increased $12.0 million or 44% due to a $695.9 million or 42% increase in the Company's average interest-bearing liabilities.

         Net interest income of $45.4 million for the six months ended June 30, 1997 increased $1.0 million or 2% over the comparable period of the prior year. The increase resulted from the $679.7 million or 43% increase in average interest-earning assets from period to period which was offset in part by a 186 basis point decrease in the weighted average yield earned on those assets, net of the $614.1 million or 36% increase in the average interest-bearing liabilities.

         INTEREST INCOME. Interest income on the discount loan portfolio increased by $14.3 million or 48% in the three months ended June 30, 1997 versus the three months ended June 30, 1996 as a result of a $763.0 million or 130% increase in the average balance of the discount loan portfolio which was offset in part by 726 basis point decline in the weighted average yield earned. For the six months ended June 30, 1997 as compared to the same period in 1996, interest income on the discount loan portfolio increased $22.4 million or 43% due to a $617.8 million or 100% increase in the average balance of the discount loan portfolio which was offset in part by a 482 basis point decrease in the weighted average yield earned. The decline in the yields during 1997, as compared to 1996, is primarily attributable to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

an increase in the average balance of single-family discount loans acquired from HUD, significant resolutions of residential and commercial loans during the second quarter of 1996 and the Company's decision to cease accretion of discount on nonperforming single-family discount loans effective January 1, 1997. Discount accretion on non-performing single-family residential discount loans amounted to $3.0 million or 203 basis points in yield during the three months ended June 30, 1996 and $5.0 million or 162 basis points in yield during the six months ended June 30, 1996. The Company believes that for the remainder of 1997 the yield earned on its discount loan portfolio will remain below the yield earned in the prior year due to its decision to cease accretion of discount and its current strategy of attempting to work with borrowers to either (i) bring their loans current, (ii) modify the terms of their loans, (iii) enter into forbearance agreements that require the borrower to make monthly payments greater than or equal to scheduled payment amount or (iv) refinance the loans with the Company. This resolution strategy results in lower initial yields as compared to borrowers paying off their loans in full or in part, and to the extent the loans are ultimately sold will result in a significant portion of the earnings being reflected in gains on sales of interest earning assets. In addition, the majority of the single-family HUD loans acquired by the Company in February 1997 are currently under a HUD forbearance plan, whereby the borrower makes payments based upon ability to pay for a specific period of time, which generally results in a lower effective yield than the contract rate. Once this period is over the borrower must make at least its contractual mortgage payment or the Company can pursue foreclosure or other actions. Virtually all the loans currently serviced by the Company under these plans will reach the end of the grace period by July 1998. The yield on the overall discount loan portfolio is also likely to continue to fluctuate from quarter to quarter as a result of the timing of resolutions, particularly the resolution of large multifamily and commercial loans, and the mix of the overall portfolio between paying and nonpaying loans.

         Interest income on the loan portfolio increased by $2.9 million or 37% in the second quarter of 1997 from the comparable period in 1996 primarily due to an increase in the average balance of the loan portfolio for the three months ended June 30, 1997 of $151.5 million or 51% over that of the same period in 1996, offset in part by a 95 basis point decrease in the weighted average yield earned. For the six months ended June 30, 1997, interest income on the loan portfolio increased $3.6 million or 20% over that of the same period in 1996 as a result of a $136.4 million or 46% increase in the average balance of the loan portfolio which was offset in part by a 207 basis point decrease in the weighted average yield earned on the portfolio. The decline in the yield during the six months ended June 30, 1997 was primarily due to $2.1 million of additional interest earned during the first quarter of 1996 in connection with the repayment of hotel loans.

         Interest income on loans available for sale decreased $914,000 million or 19% during the second quarter of 1997 as compared to 1996 primarily as a result of a $82.9 million decrease in the average balance offset in part by a 276 basis point increase in the weighted average yield earned. For the first six months of 1997, interest income on loans available for sale decreased $4.7 million or 41% during the first six months 1997 as compared to 1996 due to a decrease in the average balance of loans available for sale of $112.2 million or 47% which was offset in part by a 111 basis point increase in the weighted average yield earned. The increase in weighted average yields for the three and six months ended June 30, 1997, as compared to comparable periods in 1996, is primarily due to significant resolutions of non-performing sub-prime single-family loans during the second quarter of 1997.

         INTEREST EXPENSE. The increases in interest expense during the three and six months ended June 30, 1997, as compared to the same periods in 1996, reflect the Company's continued use of certificates of deposit to fund its asset growth and the issuance of $125.0 million of 11.875% notes in September 1996. The average amount of the Company's certificates of deposit increased from $1.44 billion and $1.45 billion during the three and six months ended June 30, 1996, respectively, to $2.0 billion during the three and six months ended June 30, 1997.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

The following table sets forth the components of the Company's provision for loan losses for the periods indicated.

For the periods ended June 30-            Three Months                    Six Months
                                   -------------------------       -------------------------
(Dollars in thousands)                1997            1996            1997           1996
--------------------------------   ---------       ---------       ---------       ---------

Discount loans................     $   7,769       $   4,545       $  16,165       $  13,238
Loan portfolio................           140             419           1,486           1,132
                                   ---------       ---------       ---------       ---------
     Total....................     $   7,909       $   4,964       $  17,651       $  14,370
                                   =========       =========       =========       =========

         The amount provided for discount loans during the first six months of 1997 included $2.0 million established during the first quarter on single-family residential loans acquired from HUD in 1995 and 1996 which were not included in the March 1997 securitization.

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

         NON-INTEREST INCOME. The following table sets forth the principal components of the Company's non-interest income during the periods indicated.

 For the periods ended June 30 -                       Three months                    Six months
                                                 -------------------------      ------------------------
 (Dollars in thousands)                            1997            1996           1997           1996
 ---------------------------------------------   ----------     ----------      ----------    ----------

 Servicing fees and other charges..........      $    4,845     $    1,468      $   10,081    $      787
 Gains on sales of interest-earning assets,          23,365          4,584          40,143         9,601
      net..................................
 Income (loss) on real estate owned, net...           4,629            887           3,835        (1,028)
 Other income..............................             450          1,129             581         2,001
                                                 ----------     ----------      ----------    ----------
      Total................................      $   33,289     $    8,068      $   54,640    $   11,361
                                                 ==========     ==========      ==========    ==========

         The increase in servicing fees and other charges during 1997 was due to an increase in loan servicing and related fees as a result of the Company's increase in loans (primarily non-performing) serviced for others. The average unpaid principal balance of loans serviced for others amounted to $2.50 billion and $2.27 billion during the three and six months ended June 30, 1997, respectively, as compared to $561.8 million and $450.3 million during the three and six months ended June 30, 1996. Included in servicing fees and other charges during the first six months of 1997 was $1.1 million of fees earned during the first quarter in connection with the setup of loans transferred to the Company for servicing during the quarter. In addition, servicing fees and other charges earned during the first six months of 1996 included a $928,000 valuation adjustment recorded during the first quarter to mortgage servicing rights due to a significant increase in prepayments of the underlying loans serviced resulting primarily from refinancings.

         Net gains on sales of interest-earning assets in the second quarter of 1997 were primarily comprised of a $17.2 million gain in connection with the securitization of 1,783 single-family residential loans with an aggregate unpaid principal balance of $170.6 million (of which 1,751 loans with an unpaid principal balance of $168.3 million were discount loans and 32 loans with an unpaid principal balance of $2.3 million were from the loan portfolio), a $3.8 million net gain in connection with the securitization of 896 single-family residential mortgage loans with an aggregate unpaid principal balance of $104.8 million and a $2.6 million gain on the sale of mortgage-related securities to OAIC. Net gains on sales of interest-earning assets in the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

second quarter of 1996 were primarily comprised of a $5.9 million of gain from the sale of sub-prime single-family residential loans with an aggregate unpaid principal balance of $223.1 million.

         The following table sets forth the results of the Company's investment in real estate owned, which was primarily related to the discount loan portfolio, during the periods indicated:

 For the periods ended June 30 -                  Three months                 Six months
 (Dollars in thousands)                         1997         1996          1997          1996
 ------------------------------------------  ---------     ---------    ---------     ---------

 Gains on sales.........................     $   6,568     $   3,878    $  10,466     $   7,778
 Provision for loss in fair value.......            90        (3,410)      (2,247)       (9,788)
 Rental income (carrying costs), net....        (2,029)          419       (4,384)          982
                                             ---------     ---------    ---------     ---------
   Income (loss) on real estate owned, net   $   4,629     $     887    $   3,835     $  (1,028)
                                             =========     =========    =========     =========

         Included in gains on sales of real estate owned for the six months ended June 30, 1997 was a gain of $430,000 on a bulk sale of 228 properties for $21.2 million.

         NON-INTEREST EXPENSE. The following table sets forth the principal components of the Company's non-interest expense during the periods indicated.

For the periods ended June 30 -                               Three months               Six months
(Dollars in thousands)                                      1997         1996        1997          1996
------------------------------------------------------  ---------     ---------   ---------    ---------
Compensation and employee benefits..................    $  19,676     $   8,570   $  34,599    $  14,739
Occupancy and equipment.............................        3,960         2,181       6,789        4,227
Net operating loss (income) on investments in real
  estate and  certain low-income housing tax credit
  interests.........................................          104          (399)      1,197           62
Other operating expenses............................        7,340         3,518      11,192        6,526
                                                        ---------     ---------   ---------    ---------
   Total............................................    $  31,080     $  13,870   $  53,777    $  25,554
                                                        =========     =========   =========    =========

         The increases in compensation and employee benefits during the three and six months ended June 30, 1997 reflect increases in the average number of full-time equivalent employees as well as increases in profit sharing expense. The average number of full-time equivalent employees was 664 and 638 during the three and six months ended June 30, 1997, respectively, and 368 and 344 during the three and six months ended June 30, 1996, respectively. Profit sharing expenses accounted for $3.3 million of the $11.1 million increase in compensation and benefits during the second quarter of 1997 as compared to the same period in 1996, and $6.9 million of the $19.9 million increase during the first six months of 1997 as compared to the same period in 1996.

         The increases in occupancy and equipment expenses during the three and six months ended June 30, 1997, as compared to the same periods in the prior year, were primarily due to increases in data processing costs and general office expenses.

         Net operating losses on investments in real estate and certain low-income housing tax credit interests, which includes hotel operations, increased $503,000 and $1.1 million during the three and six months ended June 30, 1997, respectively, primarily as a result of net operating losses and depreciation expense on low-income housing tax credit interests placed in service since the second quarter of 1996. The associated tax credits on such projects are reported as a reduction of income tax expense. See "Income Tax Expense" below.

         Other operating expenses increased $3.8 million during the three months ended June 30, 1997, as compared to the comparable period in the prior year primarily due to a $1.3 million write-off of a receivable, $1.2 million of certain other one-time charges and a $719,000 increase in loan related expenses.

         EQUITY IN EARNINGS OF INVESTMENT IN JOINT VENTURES. Equity in earnings of investment in joint ventures of $1.3 million and $1.1 million for the three months ended June 30, 1997 and 1996, respectively, and $15.7 million and $1.1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

million for the six months ended June 30, 1997 and 1996, respectively, relates to the LLC, the joint venture formed in March 1996 to acquire discount single-family residential loans from HUD. The Company's earnings from this joint venture consist of 50% of the net income of the LLC before deduction of the Company's 50% share of loan servicing fees, which are paid 100% to the Company. Net income of the joint venture is primarily attributable to interest income on discount loans and gains on the sale of discount loans, including the securitization of HUD loans in March 1997. Equity in earnings for the six months ended June 30, 1997 includes the recapture of $2.6 million of valuation allowances established in 1996 by the Company on its equity investment in the LLC as a result of the resolution and securitization of loans during the first quarter. See Note 3 to the Interim Consolidated Financial Statements included in
Item 1 hereof.

         INCOME TAX EXPENSE. Income tax expense amounted to $5.1 million and $2.9 million during the three months ended June 30, 1997 and 1996, respectively, and $8.7 million and $1.9 million during the six months ended June 30, 1997 and 1996, respectively. The Company's effective tax rate was 21.65% and 19.52% during the three months ended June 30, 1997 and 1996, respectively, and 19.70% and 11.28% during the six months ended June 30, 1997 and 1996, respectively. The Company's income tax expense is reported net of tax credits of $2.9 million and $2.5 million during the second quarter of 1997 and 1996, respectively, and $6.5 million and $4.9 million during the first six months of 1997 and 1996, respectively, resulting from the Company's investment in certain low-income housing tax credit interests. Exclusive of such amounts, the Company's effective tax rate amounted to 34.02% and 36.08% during the three months ended June 30, 1997 and 1996, respectively, and 34.35% and 40.30% during the six months ended June 30, 1997 and 1996, respectively. See "Changes in Financial Condition-Investments in Low Income Housing Tax Credit Interests" for additional information regarding tax credits.

         MINORITY INTEREST. Minority interest in net loss of consolidated subsidiary represents the loss attributable to the 20% interest in OFS owned by Admiral.

CHANGES IN FINANCIAL CONDITION

         GENERAL. From December 31, 1996 to June 30, 1997 total assets increased by $303.2 million or 12%. This increase was primarily due to a $234.2 million increase in discount loans, a $31.1 million increase in the loan portfolio and a $174.5 million increase in cash and cash equivalents, offset in part by a $90.6 million decrease in securities available for sale, a $75.6 million decrease in securities held for trading, a $22.7 million decrease in loans available for sale and a $40.3 million decrease in investment in joint ventures. Total liabilities increased by $261.4 million from December 31, 1996 to June 30, 1997 and was primarily due to a $278.9 million increase in deposits, $61.4 million increase in notes, debentures and other interest bearing obligations offset by a $74.5 million decrease in securities sold under agreements to repurchase.

         SECURITIES HELD FOR TRADING. The Company held a $75.6 million single-family CMO for trading at December 31, 1996. This security, which was acquired from the LLC in connection with the LLC's securitization in October 1996, was sold in January 1997.

         SECURITIES AVAILABLE FOR SALE. At June 30, 1997, an aggregate of $7.1 million of net unrealized gains, net of related deferred taxes of $4.1 million on securities classified as available for sale, were included in stockholders' equity, as compared to $3.5 million of net unrealized gains at December 31, 1996, net of related deferred taxes of $2.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the carrying value of the Company's securities available for sale at the dates indicated.

                                                                 June 30,          December 31,
                                                                   1997                1996
                                                                     (Dollars in thousands)
                                                              --------------      --------------
Mortgage-related securities:
   Single-family residential:
     AAA-rated CMOs....................................       $      100,800      $       73,935
     FHLMC interest only...............................               53,415              47,571
     FNMA interest only................................               30,782              49,380
     AAA-rated interest only...........................                2,018               1,173
     Subordinates......................................               29,863              19,164
     REMIC residuals...................................               25,478              20,560
     Futures contracts.................................                   23              (1,921)
                                                              --------------      --------------
                                                                     242,379             209,862
                                                              --------------      --------------
   Multi-family residential and commercial:
     AAA-rated interest only...........................                9,563              83,590
     Non-investment grade interest only................                2,058               3,799
     Subordinates......................................                9,423              57,534
     Futures contracts.................................                  (11)               (780)
                                                              --------------      --------------
                                                                      21,033             144,143
                                                              --------------      --------------
       Total...........................................       $      263,412      $      354,005
                                                              ==============      ==============

         The Company's securities available for sale of $263.4 million at June 30, 1997 decreased by $90.6 million or 26% from December 31, 1996 due primarily to $157.3 million of sales and $37.3 million of principal repayments and net premium amortization, offset in part by $107.4 million of purchases.

         The Company does not intend to purchase subordinate classes of mortgage-related securities created by unaffiliated parties. The Company held five such securities with a carrying value of $32.0 million at March 31, 1997, which subsequently were sold to OAIC on May 19, 1997. The Company may retain subordinate classes or REMIC residuals resulting from the securitization of assets held by it directly or indirectly through the Bank and investments in joint ventures, although any such securities held by the Bank will be distributed to Ocwen as a dividend, subject to the Bank's ability to declare such dividends under applicable limitations. Two such securities with an aggregate book value of $19.5 million were distributed to Ocwen in the form of a dividend during June 1997. At June 30, 1997, the Bank held five subordinate securities and one residual security with an aggregate carrying value and book value of $39.1 million and $38.1 million, respectively, which are anticipated to be dividended to Ocwen in the future.

         LOANS AVAILABLE FOR SALE. The Company's loans available for sale at June 30, 1997, which are carried at the lower of cost or fair value, decreased by $22.7 million or 18% from December 31, 1996 and consist primarily of single-family residential loans to sub-prime borrowers. The Company generally intends to sell or securitize its single-family residential loans to sub-prime borrowers and, as a result, all of such loans were classified as available for sale at June 30, 1997 and December 31, 1996. Based upon recent discussions with the OTS, the Bank has determined to transfer its single-family residential lending activities to sub-prime borrowers to OFS. See Note 5 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         The following table sets forth the composition of the Company's loans available for sale by type of loan at the dates indicated.

                                               June 30,        December 31,
                                                 1997              1996
                                                  (Dollars in thousands)
                                            ------------       -------------
Single-family residential loans             $    103,024       $     111,980
Multi-family residential loans                         -              13,657
Consumer loans                                       603                 729
                                            ------------       -------------
                                            $    103,627       $     126,366
                                            ============       =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

The following table sets forth the activity in the Company's net loans available for sale during the periods indicated.

                                                          Three months                 Six months
For the periods ended June 30 -                     -----------------------      -----------------------
(Dollars in thousands)                                 1997          1996          1997          1996
--------------------------------------------------  ---------     ---------      --------     ----------

Balance at beginning of period.................     $  88,511     $ 253,583      $126,366     $ 251,790
Purchases:
   Single-family residential...................        24,837        61,502        62,504       131,694
   Multi-family residential....................            --            --            --        10,456
                                                    ---------     ---------     ---------     ---------
                                                       24,837        61,502        62,504       142,150
                                                    ---------     ---------     ---------     ---------
Originations:
   Single-family residential...................        98,338           720       126,502           720

Sales..........................................      (102,362)     (223,135)     (187,848)     (285,173)
Lower of cost or market reserve................          (600)         (452)         (442)       (1,790)
Loans transferred to loan portfolio............            --        (1,973)      (13,694)           (9)
Principal repayments, net of capitalized               (3,292)       (5,495)       (6,251)      (22,443)
   interest....................................
Transfer to real estate owned..................        (1,805)         (672)       (3,510)       (1,167)
                                                    ---------     ---------     ---------     ---------
   Net increase (decrease) in loans............        15,116      (169,505)      (22,739)     (167,712)
                                                    ---------      --------     ----------      -------
Balance at end of period.......................     $ 103,627     $  84,078      $103,627     $  84,078
                                                    =========     =========      ========     =========

During the first six months of 1997 and 1996 the Company purchased and originated $186.4 million and $132.4 million, respectively, of single-family residential loans to sub-prime borrowers. The Company also sold $183.4 million of sub-prime loans during the first six months of 1997 for a gain of $7.3 million. Of the $183.4 million and $285.2 million of sub-prime loans sold during the first six months of 1997 and 1996, respectively, $104.8 million and $134.8 million, respectively, were the result of the Company's securitization of such loans.

The following table presents a summary of the Company's non-performing loans (loans which were past due 90 days or more) in the loans available for sale portfolio at the dates indicated:

                                                June 30,       December 31,
                                                  1997             1996
                                                  (Dollars in thousands)
                                              -----------       -----------
Non-performing loans:
   Single-family ........................     $    14,626       $    14,410
   Consumer .............................              41                36
                                              -----------       -----------
                                              $    14,667       $    14,446
                                              ===========       ===========

 Non-performing loans as a percentage of:
   Total loans available for sale .......           14.15%           11.43%
   Total assets .........................            0.53%            0.58%

Non-performing loans available for sale consist primarily of sub-prime single-family residential loans, reflecting the higher risks of default associated with such loans. Although sub-prime loans generally have higher levels of default than prime loans, the Company believes that the borrower's equity in the secured property and its expertise in the area of resolution of non-performing loans will continue to make its sub-prime residential loan program a profitable one notwithstanding such defaults and any resulting losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         INVESTMENT SECURITIES. Investment securities increased by $29.9 million from December 31, 1996 to June 30, 1997 as a result of the Company's $27.9 million investment in 9.8% of the outstanding common stock of OAIC during the second quarter of 1997 and a $2.0 million increase in the required holdings of FHLB stock.

         DISCOUNT LOAN PORTFOLIO. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated.

                                           June 30,       December 31,
                                             1997             1996
                                        ------------      -------------
                                            (Dollars in thousands)

Single-family residential loans (1)...  $    730,188      $    504,049
Multi-family residential loans........       298,788           341,796
Commercial real estate loans..........       559,599           465,801
Other loans...........................         1,852             2,753
                                        ------------      ------------
   Total discount loans...............     1,590,427         1,314,399
Unaccreted discount...................      (275,456)         (241,908)
Allowance for loan losses.............       (19,851)          (11,538)
                                        -------------     ------------
   Discount loans, net................  $  1,295,120      $  1,060,953
                                        ============      ============

(1) Does not include the Company's 50% ownership interest in the LLC, which held $36.9 million and $110.7 million of discount single-family residential loans at June 30, 1997 and December 31, 1996, respectively. See "Changes in Financial Condition - Investment in Joint Ventures" below. Inclusive of the Company's pro rata interest in such loans, the Company's discount loans, net amounted to $1.31 billion and $1.12 billion at June 30, 1997 and December 31, 1996, respectively.

The following tables set forth the activity in the Company's gross discount loan portfolio during the periods indicated.

                                                            Three Months Ended June 30,
                                             ---------------------------------------------------------
                                                        1997                           1996
                                             ------------------------       --------------------------
                                                               No. of                        No. of
                                               Balance         Loans          Balance         Loans
                                             -----------    ---------       -----------     ----------
                                                              (Dollars in thousands)
Balance at beginning of period ..........    $ 1,562,385       12,202       $   854,383          3,816
Acquisitions ............................        399,473        1,543           126,893            137
Resolutions and repayments ..............       (134,224)        (532)         (116,748)          (357)
Loans transferred to real estate owned ..        (68,912)        (352)          (34,080)          (251)
Sales ...................................       (168,295)      (1,751)             (127)            (1)
                                             -----------    ---------        ----------     ----------
Balance at end of period ................    $ 1,590,427       11,110        $  830,321          3,344
                                             ===========    =========        ==========     ==========

                                                             Six Months Ended June 30,
                                             ---------------------------------------------------------
                                                        1997                           1996
                                             ------------------------       --------------------------
                                                               No. of                        No. of
                                               Balance         Loans          Balance         Loans
                                             -----------    ---------       -----------     ----------
                                                              (Dollars in thousands)
Balance at beginning of period...........    $ 1,314,399          5,460     $   943,529          4,543
Acquisitions.............................        842,351          9,754         161,811            144
Resolutions and repayments...............       (197,777)          (726)       (188,780)          (642)
Loans transferred to real estate owned...       (120,498)          (744)        (59,613)          (444)
Sales....................................       (248,048)        (2,634)        (26,626)          (257)
                                             -----------    -----------     -----------   ------------
Balance at end of period.................    $ 1,590,427         11,110     $   830,321          3,344
                                             ===========    ===========     ===========    ===========

(1) During the first six months of 1997, acquisitions consisted of $563.5 million of single-family residential loans, $23.3 million of multi-family residential loans and $255.6 million of commercial real estate and land loans. Included in acquisitions for the first six months of 1997 are the Bank's approximate one-half allocated share of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         13,781 single-family residential loans acquired by the Company and its co-investor at an auction by HUD during the first quarter with an aggregate unpaid principal balance of $855.7 million for a purchase price of $757.4 million.


         The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated.

                                                           June 30, 1997           December 31, 1996
                                                    ---------------------------  ----------------------
                                                      Principal         % of     Principal      % of
                                                        Amount         Loans       Amount      Loans
                                                    -----------      ----------  ---------   ----------
Loans without Forbearance Agreements:
   Current.......................................     $  542,451        34.10%  $  572,043       43.52%
   Past due 31 to 89 days........................         11,235         0.71       19,458        1.48
   Past due 90 days or more......................        557,552        35.06      506,113       38.51
   Acquired and servicing not yet transferred....        126,047         7.93      149,564       11.38
                                                      ----------       ------   ----------      ------
     Subtotal....................................      1,237,285        77.80    1,247,178       94.89
                                                      ----------       ------   ----------      ------
Loans with Forbearance Agreements:
   Current.......................................          7,831         0.49        7,554        0.57
   Past due 31 to 89 days........................          1,930         0.12        2,703        0.21
   Past due 90 days or more  (1).................        343,381        21.59       56,964        4.33
                                                      ----------       ------   ----------      ------
     Subtotal....................................        353,142        22.20       67,221        5.11
                                                      ------------     ------   ----------      ------

Total............................................     $1,590,427       100.00%  $1,314,399      100.00%
                                                      ==========       ======   ==========      ======

(1) Includes $172.9 million of loans which were less than 90 days past due under forbearance agreements at June 30, 1997, of which $153.6 million were current and $19.3 million were past due 31 to 89 days.


         For discussion and analysis regarding the allowance for loan losses on discount loans, see "Changes in Financial Condition - Allowance for Losses" below.

         LOAN PORTFOLIO. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                 June 30,       December 31,
                                                   1997             1996
                                                  (Dollars in thousands)
                                              ------------      ------------
Single-family residential loans.............  $     52,195      $     73,186
Multi-family residential loans..............        88,894            67,842
Commercial real estate and land loans:
   Hotel....................................       189,053           200,311
   Office buildings.........................       153,268           128,782
   Land.....................................         1,575             2,332
   Other....................................        21,990            25,623
                                              ------------      ------------
     Total..................................       365,886           357,048
Commercial non-mortgage.....................             -             2,614
Consumer....................................           325               424
                                              ------------      ------------
     Total loans............................       507,300           501,114
Undisbursed loan funds......................       (63,645)          (89,840)
Unaccreted discount.........................        (5,018)           (5,169)
Allowance for loan losses...................        (4,974)           (3,523)
                                              -------------     ------------
     Loans, net.............................  $    433,663      $    402,582
                                              ============      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

     The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated.

                                                          Three months                 Six months
For the periods ended June 30 -                    -------------------------   -------------------------
(Dollars in thousands)                                 1997          1996          1997          1996
----------------------------------------------     -----------   -----------   -----------   -----------

Balance at beginning of period................     $   512,494   $   330,066   $   501,114   $   342,649
Originations:
   Single-family residential loans............              --         3,377         1,769         7,556
   Multi-family residential loans.............              57        37,839        12,737        45,249
   Commercial real estate loans and land loans          47,200        31,916        47,200        52,916
   Commercial non-mortgage and consumer loans.              --            --         1,134            --
                                                   -----------   -----------   -----------   -----------
     Total loans originated...................          47,257        73,132        62,840       105,721
                                                   -----------   -----------   -----------   -----------
Purchases.....................................              78            --            78            --
Sales.........................................          (2,346)           --        (2,346)           --
Loans transferred from available for sale.....              --         2,006        13,802             6
Principal repayments, net of capitalized
interest......................................         (50,183)      (15,765)      (67,835)      (58,694)
Transfer to real estate owned.................              --          (315)         (353)         (558)
                                                   -----------   -----------   ------------  ------------
     Net (decrease) increase in loans.........          (5,194)       59,058         6,186        46,475
                                                   ------------  -----------   -----------   -----------
Balance at end of period....................       $   507,300   $   389,124   $   507,300   $   389,124
                                                   ===========   ===========   ============  ===========

     The following table presents a summary of the Company's non-performing loans (loans which are past due 90 days or more) in the loan portfolio and significant ratios at the dates indicated:

                                                                     June 30,         December 31,
                                                                       1997               1996
                                                                  --------------    ---------------
                                                                       (Dollars in thousands)
Non-performing loans (1):
   Single-family residential loans............................    $        1,593     $        2,123
   Multi-family residential loans.............................             7,517                106
   Consumer and other loans...................................                33                 55
                                                                  --------------    ---------------
                                                                  $        9,143     $        2,284
                                                                  ===============    ==============
Non-performing loans as a percentage of:
   Total loans (2)............................................              2.06%             0.56%
   Total assets...............................................              0.33%             0.09%


(1) The Company did not have any loans which were accuring interest but past due 90 days or more at the dates indicated.

(2)    Total loans is net of undisbursed loan proceeds.


         ALLOWANCES FOR LOSSES. The Company maintains an allowance for loan losses for each of its loan portfolio and discount loan portfolio at a level which management considers adequate to provide for potential losses in each portfolio based upon an evaluation of known and inherent risks in such portfolios. When an impaired loan is either sold, transferred to real estate owned or charged off, only the excess or unused portion of any related specific valuation allowance is credited to the provision for loan losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the allocation of the Company's allowance for loan losses at June 30, 1997 and December 31, 1996 by loan category and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:


                                             June 30, 1997                        December 31, 1996
                                   ---------------------------------    -----------------------------------
                                                  Gross                                Gross
                                                  Loan                                 Loan
                                   Allowance     Balance     Percent    Allowance     Balance       Percent
                                   ---------     -------     -------    ---------    ----------     -------

Loan Portfolio:
   Single-family................    $    385    $   52,195     10.3%    $     520    $   73,186       14.6%
   Multi-family.................       1,798        88,894     17.5%          673        67,842       13.5%
   Commercial real estate.......       2,773       365,886     72.1%        2,299       357,048       71.3%
   Commercial non-mortgage......          --            --       --%           11         2,614        0.5%
   Consumer.....................          18           325      0.1%           20           424        0.1%
                                    --------    ----------   -------    ---------    ----------    --------
                                    $  4,974    $  507,300    100.0%    $   3,523    $  501,114      100.0%
                                    ========    ==========    ======    =========    ==========      ======
Discount loan portfolio:
   Single-family................    $ 10,204    $  730,188     45.9%    $   3,528    $  504,049       38.4%
   Multi-family.................       4,184       298,788     18.8%        3,124       341,796       26.0%
   Commercial real estate.......       5,463       559,599     35.2%        4,886       465,801       35.4%
   Other........................          --         1,852      0.1%           --         2,753        0.2%
                                    --------    ----------   -------    ---------    ----------     -------
                                    $ 19,851    $1,590,427    100.0%    $  11,538    $1,314,399      100.0%
                                    ========    ==========    ======    =========    ==========      ======

     The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

     The following table summarizes activity in the allowance for loan losses by portfolio and property type during the six months ended June 30, 1997.


                                       Balance                                                         Balance
                                     December 31,                                                     June 30,
                                         1996         Additions      Charge-offs      Recoveries        1997
                                     ------------    -------------   ------------    ------------    ------------
Loan Portfolio:
   Single-family..................   $        520    $       (100)   $        (35)   $         --    $        385
   Multi-family...................            673           1,125              --              --           1,798
   Commercial real estate.........          2,299             474              --              --           2,773
   Commercial non-mortgage........             11             (11)             --              --              --
   Consumer.......................             20              (2)             --              --              18
                                     ------------    -------------   ------------    ------------    ------------
                                     $      3,523    $      1,486    $        (35)   $         --    $      4,974
                                     ============    ============    =============   ============    ============
Discount loans:
   Single-family..................   $      3,528    $     11,324    $     (4,743)             95    $     10,204
   Multi-family...................          3,124           1,774            (714)             --           4,184
   Commercial.....................          4,886           3,067          (2,490)             --           5,463
                                     ------------    ------------    -------------   ------------    ------------
                                     $     11,538    $     16,165    $     (7,947)   $         95    $     19,851
                                     ============    ============    ==============  ============    ============

     INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS. In 1993, the Company commenced a program to invest in multi-family residential projects which have been allocated low income housing tax credits under Section 42 of the Internal Revenue Code by a state tax credit allocating agency. At June 30, 1997 the Company had $101.2 million of investments in low-income housing tax credit interests as compared to $93.3 million at December 31, 1996, an increase of $7.9 million or 8%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

     Investments by the Company in low-income housing tax credit interests made on or after May 18, 1995 in which the Company invests solely as a limited partner, which amounted to $26.2 million at June 30, 1997, are accounted for using the equity method in accordance with the consensus of the Emerging Issues Task Force through Issue Number 94-1. Limited partnership investments made prior to May 18, 1995, which amounted to $47.8 million at June 30, 1997, are accounted for under the effective yield method as a reduction of income tax expense. Low-income housing tax credit partnerships in which the Company invests as both a limited and, through a subsidiary, general partner amounted to $27.2 million at June 30, 1997 and are presented on a consolidated basis.

     INVESTMENT IN JOINT VENTURES. The Company's investment in joint ventures decreased 59% from $67.9 million at December 31, 1996 to $27.6 million at June 30, 1997. The decrease in investment in joint ventures is primarily due to the sale of loans and real estate owned by the LLC, including the $51.7 million securitization of loans in March 1997, offset in part by the Company's $1.1 million investment in BCFL in January 1997. The Company's investment in the LLC amounted to $26.5 million and $67.9 million at June 30, 1997 and December 31, 1996, respectively, and is net of valuation allowances of $2.0 million and $5.1 million, respectively. See Note 3 to the Interim Consolidated Financial Statements included in Item 1 hereof.

     In connection with the LLC's acquisition of the loans from HUD ("HUD Loans"), the Company entered into an agreement with the LLC to service the HUD Loans in accordance with its loan servicing and loan default resolution procedures. In return for such servicing, the Company receives specified fees which are payable on a monthly basis. The Company did not pay any additional amount to acquire these servicing rights and, as a result, the acquisition of the right to service the HUD Loans for the LLC did not result in the Company's recording capitalized mortgage servicing rights for financial reporting purposes. All of the HUD Loans are secured by second mortgage liens on single-family residential properties. In addition, all intercompany transactions between the Company and the LLC are eliminated for financial reporting purposes to the extent of the Company's ownership in the LLC.

     The following table sets forth information relating to the payment status of the HUD Loans (gross principal amount) at the dates indicated.


                                                          June 30, 1997            December 31, 1996
                                                      ----------------------     ---------------------
                                                       Principal    % of HUD     Principal    % of HUD
                                                         Amount      Loans        Amount         Loans
                                                      ----------    --------     ---------    --------
HUD Loans without Forbearance Agreements:
   Current.......................................     $   2,551       4.66%     $   6,709         4.21%
   Past due 31 to 89 days........................           260       0.47          3,011         1.89
   Past due 90 days or more......................        27,150      49.59         84,509        53.02
                                                      ---------     ------      ---------      -------
     Subtotal....................................        29,961      54.72         94,229        59.12
                                                      ---------     ------      ---------      -------

HUD Loans with Forbearance Agreements:
   Current.......................................         2,589       4.73          4,867         3.05
   Past due 31 to 89 days........................         1,131       2.07          5,168         3.24
   Past due 90 days or more  (1).................        21,069      38.48         55,141        34.59
                                                      ---------     ------      ---------      -------
     Subtotal....................................        24,789      45.28         65,176        40.88
                                                      ---------     ------      ---------      -------

Total............................................     $  54,750     100.00%     $ 159,405       100.00%
                                                      =========     ======      =========       ======

(1) Includes $19.5 million of loans which were less than 90 days past due under forbearance agreements at June 30, 1997, of which $17.6 million were current and $1.9 million were past due 31 to 89 days.


     REAL ESTATE OWNED. Properties acquired through foreclosure are valued at the lower of the adjusted cost basis of the loan or fair value less estimated costs of disposal of the property at the date of foreclosure. Properties

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

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

     The following table sets forth certain information relating to the Company's real estate owned at the dates indicated:


                                                   June 30,         December 31,
                                                     1997              1996
                                                 -----------        -----------
                                                       (Dollars in thousands)
Discount loan portfolio:
   Single-family residential................     $    53,700        $    49,728
   Multi-family residential.................          15,341             14,046
   Commercial real estate...................          45,400             36,264
                                                 -----------        -----------
     Total..................................         114,441            100,038
   Loan portfolio...........................             483                592
   Loans available for sale portfolio.......           2,779              3,074
                                                 -----------        -----------
                                                 $   117,703        $   103,704
                                                 ===========        ===========

     The following schedule sets forth the activity in the valuation allowance on real estate owned for the periods indicated.


For the period ended June 30 -                  Three Months                        Six Months
                                       ---------------------------        ---------------------------
(Dollars in thousands)                     1997              1996             1997            1996
-----------------------------------    ----------       ----------        ----------       ----------
Balance at beginning of period....     $    7,591       $    8,590        $   11,493       $    4,606
Provision for loss in fair value..            (90)           3,410             2,246            9,788
Charge-offs and sales.............         (1,868)          (2,264)           (8,106)          (4,658)
                                       ----------       ----------        ----------       ----------
Balance at end of period..........     $    5,633       $    9,736        $    5,633       $    9,736
                                       ==========       ==========        ==========       ==========

     The decline in the valuation allowance on real estate owned is primarily due to increased valuation allowance on discount loans and the reversal of valuation allowance in connection with sales of real estate owned.


     The following table sets forth the activity in the real estate owned during the periods indicated.


                                                            Three Months Ended June 30,
                                         ----------------------------------------------------------------
                                                      1997                               1996
                                         -----------------------------        ---------------------------
                                                              No. of                             No. of
                                            Amount          Properties         Amount          Properties
                                         ---------          ----------        ----------       ----------
                                                               (Dollars in thousands)

Balance at beginning of period .....     $  98,466               702           $ 151,256         1,034
  Properties acquired through
    foreclosure or deed-in-lieu
    thereof ........................        52,605               370              27,039           263
  Acquired in connection with
    acquisitions of discount loans .         1,070                17                 443             0
Sales ..............................       (36,396)             (223)            (43,988)         (273)
Change in allowance ................         1,958                --              (1,146)           --
                                          --------           -------            --------        ------
Balance at end of period ...........     $ 117,703               866           $ 133,604         1,024
                                          ========           =======            ========        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                                                             Six Months Ended June 30,
                                       -------------------------------------------------------------------
                                                      1997                               1996
                                       ----------------------------             --------------------------
                                                           No. of                                No. of
                                         Amount          Properties             Amount         Properties
                                       ---------         ----------             ---------      -----------
                                                               (Dollars in thousands)
Balance at beginning of period .....   $ 103,704            825                 $ 166,556        1,070
  Properties acquired through
    foreclosure or deed-in-lieu
    thereof ........................      90,258            777                    43,259          463
  Acquired in connection with
    acquisitions of discount loans .       1,140             20                     1,640            3
Sales ..............................     (83,259)          (756)                  (72,721)        (512)
Change in allowance ................       5,860             --                    (5,130)          --
                                       ---------       --------                 ---------     --------
Balance at end of period ...........   $ 117,703            866                 $ 133,604        1,024
                                       =========       ========                 =========     ========

     The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated.


                                                                         June 30,          December 31,
                                                                           1997                1996
                                                                     ---------------     ---------------
                                                                            (Dollars in thousands)
One to two months...............................................     $        39,270     $        17,695
Three to four months............................................              21,466              15,291
Five to six months..............................................              18,502              14,348
Seven to twelve months..........................................              12,210              13,004
Over twelve months..............................................              26,255              43,366
                                                                     ---------------     ---------------
                                                                     $       117,703     $       103,704
                                                                     ===============     ===============

     INVESTMENT IN REAL ESTATE. In conjunction with its multi-family and commercial real estate lending business activities, the Company has made certain acquisition, development and construction loans in which the Company participates in the expected residual profits of the underlying real estate and the borrower has not made an equity contribution substantial to the overall project. As such, the Company accounts for these loans under the equity method of accounting as though it has made an investment in a real estate limited partnership. The Company's investment in such loans increased to $48.1 million at June 30, 1997, as compared to $24.9 million at December 31, 1996 primarily as a result of additional funding under existing commitments. Currently, the Company does not intend, except for commitments outstanding, to originate new loans in which it participates in the residual profits in underlying real estate.

     The Company also has invested in the Westin Hotel, Columbus, located in Columbus, Ohio. The Company's investment in such property decreased to $15.6 million at June 30, 1997 from $16.1 million at December 31, 1996 as a result of depreciation recorded against the asset. On July 15, 1997, the Company sold a 69% partnership interest in the Westin Hotel for a minimal gain.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

     DEFERRED TAX ASSET. At June 30, 1997 the deferred tax asset, net of deferred tax liabilities, amounted to $10.7 million, an increase of $4.8 million from the $5.9 million deferred tax asset at December 31, 1996. At June 30, 1997, the gross deferred tax asset amounted to $23.0 million and consisted primarily of $1.5 million of mark-to-market adjustments and reserves on real estate owned, $4.0 million of deferred interest expense on the discount loan portfolio, $7.4 million of valuation allowance reserves, $2.5 million of profit sharing expense and $1.8 million of contingency reserves, and the gross deferred tax liability amounted to $12.3 million and consisted of primarily of $3.6 million of deferred interest income on the discount loan portfolio, $1.8 million related to hedging transactions and $3.9 million of mark-to-market adjustments on securities available for sale. At December 31, 1996, the gross deferred tax asset amounted to $15.1 million and consisted primarily of $3.7 million related to tax residuals, $3.5 million of mark-to-market adjustments and reserves on real estate owned and $3.9 million of deferred interest expense on the discount loan portfolio, and the gross deferred tax liability amounted to $9.2 million and consisted primarily of $4.6 million of deferred interest income on the discount loan portfolio and $2.1 million of mark-to-market adjustments on certain securities available for sale.

     As a result of the Company's earnings history, current tax position and taxable income projections, management believes that the Company will generate sufficient taxable income in future years to realize the deferred tax asset which existed at June 30, 1997. In evaluating the expectation of sufficient future taxable income, management considered future reversals of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was not required at June 30, 1997 because it was management's assessment that, based on available information, it is more likely than not that all of the deferred tax asset will be realized. A valuation allowance will be established in the future to the extent of a change in management's assessment of the amount of the net deferred tax asset that is expected to be realized.

     GOODWILL. During the second quarter of 1997, the Company consolidated its sub-prime single-family lending operations within OFS in connection with its acquisition of substantially all of the assets of Admiral. Goodwill related to this transaction amounted to $11.0 million at June 30, 1997 and is being amortized on a straight-line basis over a period of 15 years.

     DEPOSITS. Deposits increased $278.9 million from December 31, 1996. The increase in deposits during 1997 was primarily the result of brokered deposits obtained through national investment banking firms which solicit deposits from their customers, which amounted to $1.50 billion at June 30, 1997, as compared to $1.22 billion at December 31, 1996. The Company also obtains deposits through direct solicitation and marketing efforts to regional and local investment banking firms, institutional investors and high net worth individuals. Deposits obtained in this manner amounted to $511.4 million at June 30, 1997, as compared to $540.6 million at December 31, 1996. At June 30, 1997 the Company had $206.7 million of certificates of deposit in amounts of $100,000 or more, including $87.3 million of deposits of states and political subdivisions in the U.S. which are secured or collateralized as required under state law. For additional information, see "- Liquidity, Commitments and Off-Balance Sheet Risks" below.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase decreased $74.5 million to $0 from December 31, 1996 to June 30, 1997. From time to time, the Company utilizes such collateralized borrowings as additional sources of liquidity.

     NOTES, DEBENTURES AND OTHER INTEREST-BEARING OBLIGATIONS. Notes, debentures and other interest-bearing obligations increased by $61.4 million from December 31, 1996 to June 30, 1997 primarily as a result of $46.2 million in borrowings under two new lines of credits established at OFS (see "Liquidity, Commitments and Off-Balance Sheet Risks") and the issuance of $15.2 million in short-term notes payable of which $12.4 million was repaid in July 1997. Notes, debentures and other interest-bearing obligations also consist of $100 million of 12% Debentures issued in June 1995 and due June 2005, and $125.0 of 11.875% notes issued in September 1996 and due September 2003.

     STOCKHOLDERS' EQUITY. Stockholders' equity increased by $40.3 million or 20% from December 31, 1996 to June 30, 1997. The increase in stockholders' equity during this period was primarily attributable to net income of $35.8 million and an increase of $3.6 million in the unrealized gain on securities available for sale. See the Consolidated Statements of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements included in Item 1 hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

ASSET AND LIABILITY MANAGEMENT

     Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match asset and liability balances within maturity categories to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by the Asset/Liability Committee, which is composed of directors and officers of the Company, in accordance with policies approved by the Board of Directors of the Company. The Asset/Liability Committee meets regularly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities of investments and borrowings. The Asset/Liability Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition.

     The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. These techniques include interest rate exchange agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate exchange agreements are utilized by the Company to protect against the decrease in value of a fixed-rate asset or the increase in borrowing cost from a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. At June 30, 1997, the Company had entered into interest rate exchange agreements with an aggregate notional amount of $41.5 million. Interest rate exchange agreements had the effect of decreasing the Bank's net interest income by $41,000 and $0 during the three months ended June 30, 1997 and 1996, respectively, and $115,000 and $0 during the six months ended June 30, 1997 and 1996, respectively.

     The Company also enters into interest rate futures contracts, which are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Eurodollar futures contracts have been sold by the Company to hedge the repricing or maturity risk of certain short duration mortgage-related securities, and U.S. Treasury futures contracts have been sold by the Company to offset declines in the market value of its fixed-rate loans and certain fixed-rate mortgage-backed and related securities available for sale in the event of an increasing interest rate environment. At June 30, 1997, the Company had entered into U.S. Treasury futures (short) contracts with an aggregate notional amount of $197.9 million. The Company had no outstanding Eurodollar futures contracts at June 30, 1997. Futures contracts had the effect of decreasing the Bank's net interest income by $205,000 and $161,000 during the three months ended June 30, 1997 and 1996, respectively, and $1.1 million and $401,000 during the six months ended June 30, 1997 and 1996, respectively. See
Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof.

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

     The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 1997. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, performing discount loans, securities and FHLB advances are included in the period in which they are second scheduled to adjust and not in the period in which they mature, (ii) fixed-rate

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments, (v) NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies of each such category of deposit by the Company, and (vi) escrow deposits and other non-interest bearing checking accounts, which amounted to $102.3 million at June 30, 1997, are excluded. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.


                                                                June 30, 1997
                                      ----------------------------------------------------------------
                                                                  More than 1
                                         Within       4 to 12       Year to 3  3 Years and
                                        3 Months       Months         Years        Over        Total
                                      -----------    ---------    -----------  -----------   ---------
                                                             (Dollars in thousands)
Rate-Sensitive Assets:
  Interest-earning cash, federal
    funds sold and repurchase
     agreements ......................   $219,836   $      --    $      --    $      --    $   219,836
  Securities available for sale ......     31,197      60,506       91,621       80,088        263,412
  Loans available for sale (1) .......     10,622      35,014       50,030        7,961        103,627
  Investment securities, net .........         --          --           --       38,821         38,821
  Loan portfolio, net (1) ............    130,769      65,611       74,894      162,389        433,663
  Discount loan portfolio, net .......    113,282     415,174      366,719      399,945      1,295,120
                                         --------   ---------    ---------    ---------    -----------
    Total rate-sensitive assets ......    505,706     576,305      583,264      689,204      2,354,479
                                         --------   ---------    ---------    ---------    -----------
Rate-Sensitive Liabilities:
  NOW and money market checking
    deposits .........................     22,261       1,052        2,110        4,097         29,520
  Savings deposits ...................        196         260          515          915          1,886
  Certificates of deposit ............    251,959     593,825      753,861      465,284      2,064,929
                                         --------   ---------    ---------    ---------    -----------
    Total interest-bearing deposits...    274,416     595,137      756,486      470,296      2,096,335
  Notes, debentures and other
    interest bearing obligations......     61,400          --           --      225,572        286,972
                                         --------   ---------    ---------    ---------    -----------
    Total rate-sensitive
     liabilities .....................    335,816     595,137      756,486      695,868      2,383,307
  Interest rate sensitivity gap
    before off-balance sheet financial
    instruments ......................    169,890     (18,832)    (173,222)      (6,664)       (28,828)
Off-Balance Sheet Financial
  Instruments:
  Futures contracts and interest
     rate swap .......................    195,159     (14,948)     (32,091)    (148,120)            --
                                         --------   ---------    ---------    ---------    -----------
Interest rate sensitivity gap ........   $365,049   $ (33,780)   $(205,313)   $(154,784)   $   (28,828)
                                         ========   =========    =========    =========    ===========
Cumulative interest rate
     sensitivity gap .................   $365,049   $ 331,269    $ 125,956    $ (28,828)
                                         ========   =========    =========    =========
Cumulative interest rate sensitivity
  gap as a  percentage of total rate-
  sensitive assets...............           15.50%      14.07%        5.35%       (1.22)%
                                         ========   =========    =========    =========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

     The following table sets forth at June 30, 1997 the estimated percentage change in the Company's net interest income over a four-quarter period and MVPE based upon the indicated changes in interest rates, assuming an instantaneous and sustained uniform change in interest rates at all maturities.

        Change                                 Estimated Change in
   (in Basis Points)                 -------------------------------------
   in Interest Rates                 Net Interest Income            MVPE
   -----------------                 -------------------            ------

          +400                                13.96%               (17.78)%
          +300                                 7.59                (11.22)
          +200                                 1.22                 (4.53)
          +100                                 3.01                  0.35
             0                                   --                    --
          -100                                (3.37)               (10.37)
          -200                                (6.72)               (21.99)
          -300                               (16.81)               (25.82)
          -400                               (26.90)               (25.98)

     The negative estimated changes in MVPE for -100 to -400 changes in interest rates is attributable to the Company's sensitivity to decreases in interest rates. Such sensitivity stems from the Company's investments in IO stripped mortgage-backed securities. IO strips exhibit considerably more price volatility than mortgage or ordinary mortgage pass-through securities, due in part to the uncertain cash flows that result from changes in the prepayment rates of the underlying mortgages. In the case of IO strips, increased prepayments of the underlying mortgages as a result of a decrease in market interest rates or other factors can result in a loss of all or part of the purchase price of such security. The Company generally attempts to offset the interest rate risk associated with a particular IO strip by purchasing other securities which reduce such risk.

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

     Sources of liquidity include certificates of deposit obtained primarily from wholesale sources. At June 30, 1997 the Company had $2.06 billion of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

certificates of deposit, including $1.50 billion of brokered certificates of deposit obtained through national investment banking firms, all of which are non-cancelable. At the same date scheduled maturities of certificates of deposit during the 12 months ending June 30, 1998 and 1999 and thereafter amounted to $845.8 million, $491.7 million and $727.4 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn from the Company upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management of the Company believes that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments, and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds. There can be no assurance that this will continue to be the case in the future, however.

     Sources of borrowings include FHLB advances, which are required to be secured by single-family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. Although at June 30, 1997, the Company had FHLB advances outstanding, it was eligible to borrow up to an aggregate of $170.6 million from the FHLB of New York (subject to the availability of acceptable collateral) and had $127.2 million of single-family residential loans, $10.4 million of multi-family residential loans and $33.0 million of loans secured by hotel properties which could be pledged as security for such advances. At the same date, the Company had contractual relationships with 12 brokerage firms and the FHLB of New York pursuant to which it could obtain funds from reverse repurchase agreements and had $148.8 million of unencumbered mortgage-related securities which could be used to secure such borrowings.

     The liquidity of the Company includes lines of credit obtained by OFS subsequent to its acquisition of substantially all of the assets of Admiral in a transaction which closed on may 1, 1997, as follows: (1) a $200.0 million secured line of credit from Morgan Stanley Mortgage Capital Inc. and (ii) a $50.0 million secured line of credit from Texas Commerce National Association. An aggregate of $46.2 million was outstanding to OFS under these lines of credit at June 30, 1997, which have interest rates which float in accordance with a designated prime rate.

     Additionally, the Company is currently exploring obtaining an approximately $20.0 million line of credit to the Company and an approximately $500.0 million line of credit to the Bank. If obtained, these lines of credit will enhance the Company's ability to manage its liquidity and sources of funds to utilize those which are the most cost effective.

     The Company's operating activities provided cash flows of $128.4 million and $193.1 million during the six months ended June 30, 1997 and 1996, respectively. During the foregoing periods cash resources were provided primarily by net income, sale of securities held for trading and proceeds from sales of loans available for sale, and cash resources were used primarily to purchase and originate loans available for sale.

     The Company's investing activities used cash flows totaling $220.1 million and provided cash flows totaling $89.1 million during the six months ended June 30, 1997 and 1996, respectively. During the foregoing periods, cash flows from investing activities were provided primarily by principal payments on and sales of discount loans and loans held for investment, proceeds from sales of securities available for sale and real estate owned, and cash flows from investing activities were primarily utilized to purchase and originate discount loans and loans held for investment and purchase securities available for sale.

     The Company's financing activities provided $266.2 million and used $85.8 million during the six months ended June 30, 1997 and 1996, respectively. Cash flows from financing activities primarily relate to changes in the Company's deposits and reverse repurchase agreements.

     The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less (which has been proposed to be reduced to 4%), of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. The Bank's liquidity, as measured for regulatory purposes, averaged 5.91% during the six months ended June 30, 1997 and amounted to 8.48% at June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

     At June 30, 1997, the Company had $141.9 million of unfunded commitments related to purchase and originations of loans. Management of the Company believes that the Company has adequate resources to fund all of its commitments to the extent required and that substantially all of such commitments will be funded during 1997. For additional information relating to commitments and contingencies at June 30, 1997, see Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof.

     In addition to commitments to extend credit, the Company is party to various off-balance sheet financial instruments in the normal course of business to manage its interest rate risk. See "Asset and Liability Management" above and
Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof.

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

REGULATORY CAPITAL REQUIREMENTS

     Federally-insured savings associations such as the Bank are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. Based upon recent discussions with the OTS, the Bank has determined to maintain a core capital ratio of at least 9% and a total risk-based capital ratio of no less than 13%. The Bank believes at this time that it will continue to be a "well-capitalized institution" under OTS regulations. See Note 5 to the Interim Consolidated Financial Statements included in Item 1 hereof.

     In August 1993, the OTS promulgated regulations which incorporate an interest rate risk component into the OTS risk-based capital requirements, and in August 1995 the OTS postponed the effectiveness of this regulation after having previously deferred the effective date several times. Because only institutions whose measured interest rate risk exceeds certain parameters will be subject to the interest rate risk capital requirement, management of the Bank does not believe that this regulation will increase the Bank's risk-based regulatory capital requirement if it becomes effective in its current form. For additional information relating to regulatory capital requirements and the Bank's capital ratios, see Note 5 to the Interim Consolidated Financial Statements included in Item 1 hereof.

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein are not, and certain statements contained in future filings by the Company with the SEC, in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. The Company does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings occurring in the ordinary course of business which management of the Company believes will not have a material adverse effect on the financial condition or operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Shareholders held on Tuesday, May 27, 1997 the following individuals were elected to the Board of Directors:

                                                                     Votes
                                         Votes for                  Withheld
                                 -----------------------     ------------------
         William C. Erbey               21,425,765                   30,480
         W. C. Martin                   21,456,245                        0
         Howard H. Simon                21,425,765                   30,480
         Barry N. Wish                  21,425,765                   30,480
         Thomas F. Lewis                21,456,244                        1


     The following proposal was approved at the Company's Annual Meeting:


                                                            Votes for         Votes against     Abstentions
                                                          ---------------    ---------------  ---------------
     1.    Ratify the appointment of Price Waterhouse
           LLP as independent auditors for the fiscal
           year ending December 31, 1997                       21,455,145               100            1,000


           There were no broker non-votes recorded with respect to such matters.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits.

     The following exhibits are filed with or incorporated by reference in this report on Form 10-Q:

     4.3   Certificate of Trust of of Ocwen Capital Trust I (i)

     4.4   Amended and Restated  Declaration  of Trust of Ocwen
            Capital Trust I (i)

     4.5 Form of Capital Security of Ocwen Capital Trust 1 (included as Exhibit A to Exhibit 4.4)

     4.6 Form of Indenture relating to 10 7/8% Junior Subordinated Debentures due 2027 of the Company (i)

     4.7 Form of 10 7/8% Junior Subordinated Debenture due 2027 of the Company (included as Exhibit A to Exhibit 4.6)

     4.8 Form of Guarantee of the Company relating to the Capital Securites of Ocwen Capital Trust I (i)

     4.9 Form of Indenture relating to the 12% Subordinated Debentures due 2005 of Ocwen Federal Bank F.S.B. (ii)

    4.10 Form of 12% Subordinated Debentures due 2005 of Ocwen Federal Bank F.S.B. (ii)

      27   Financial Data Schedule

----------------

    (i) Incorporated by reference to the similarly identified exhibit filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the Commission on August 6, 1997.

   (ii)  To be provided to the Commission on request.


     (b)   Reports on Form 8-K.

     1. A Form 8-K was filed by the Company on May 1, 1997 which contained a news release announcing the Company's financial results for the quarter ended March 31, 1997.

     2. A Form 8-K was filed by the Company on July 28, 1997 which contained a news release announcing the Company's financial results for the three and six month periods ended June 30, 1997

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Ocwen Financial Corporation


                             By: /s/ Mark S. Zeidman
                                 ----------------------------------------------
                                     Mark S. Zeidman,
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (On behalf of the Registrant and
                                     as its principal financial officer)


Date: August 14, 1997