Form 10-Q
period 1997-09-30
OCWEN FINANCIAL CORP
filed 1997-11-14
CIK 873860

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of Common Stock, $.01 par value, outstanding at the close of business on November 11, 1997: 30,276,045

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q



                                    I N D E X
================================================================================


PART I - FINANCIAL INFORMATION                                          PAGE
                                                                        ----

Item 1.  Interim Financial Statements (Unaudited)......................   3

         Consolidated Statements of Financial Condition
         at September 30, 1997 and December 31, 1996...................   3

         Consolidated Statements of Operations for the three and nine
         months ended September 30, 1997 and 1996......................   4

         Consolidated Statements of Changes in Stockholders'
         Equity for the nine months ended September 30, 1997 and
         the year ended December 31, 1996..............................   5

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1997 and 1996......................   6

         Notes to Consolidated Financial Statements....................   8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................  16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................  45

Item 2.  Changes in Securities and use of proceeds.....................  45

Item 6.  Exhibits and Reports on Form 8-K..............................  45

Signature..............................................................  46

                         PART I - FINANCIAL INFORMATION
Item 1.  Interim Financial Statements (Unaudited)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
-------------------------------------------------------------------------------------------------------------------
                                                                                   September 30,    December 31,
                                                                                       1997             1996
                                                                                  ---------------   ---------------
Assets
Cash and amounts due from depository institutions ...............................   $    15,641    $     6,878
Interest earning deposits .......................................................         7,469         13,341
Federal funds sold and repurchase agreements ....................................        82,844         32,000
Securities held for trading .....................................................            --         75,606
Securities available for sale, at market value ..................................       264,723        354,005
Loans available for sale, at lower of cost or market ............................       190,012        126,366
Investment securities, net ......................................................        54,042          8,901
Loan portfolio, net .............................................................       392,523        402,582
Discount loan portfolio, net ....................................................     1,471,251      1,060,953
Investments in low-income housing tax credit interests ..........................        92,329         93,309
Investment in joint ventures ....................................................        23,931         67,909
Real estate owned, net ..........................................................       149,357        103,704
Investment in real estate .......................................................        57,244         41,033
Premises and equipment, net .....................................................        19,710         14,619
Income taxes receivable .........................................................        20,876         15,115
Deferred tax asset ..............................................................        14,649          5,860
Excess of purchase price over net assets acquired ...............................        10,854             --
Principal, interest and dividends receivable ....................................        15,133         16,821
Escrow advances on loans ........................................................        42,180         27,409
Other assets ....................................................................        31,532         17,274
                                                                                    -----------    -----------
                                                                                    $ 2,956,300    $ 2,483,685
                                                                                    ===========    ===========
Liabilities and Stockholders' Equity

Liabilities:
   Deposits .....................................................................   $ 1,970,952    $ 1,919,742
   Advances from the Federal Home Loan Bank .....................................            --            399
   Securities sold under agreements to repurchase ...............................         3,075         74,546
   Notes, debentures and other interest bearing obligations .....................       368,287        225,573
   Accrued interest payable .....................................................        42,226         24,843
   Accrued expenses, payables and other liabilities .............................        27,330         34,986
                                                                                    -----------    -----------
     Total liabilities ..........................................................     2,411,870      2,280,089
                                                                                    -----------    -----------
Company-obligated, mandatorily redeemable securities of subsidiary trust holding
      solely junior subordinated debentures of the Company ......................       125,000             --

Minority interest ...............................................................         1,386             --

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares issued
     and outstanding ............................................................            --             --
   Common stock, $.01 par value;  200,000,000 shares authorized;  60,505,220 and
     53,488,340 shares issued and outstanding at September 30, 1997 and December
     31, 1996, respectively .....................................................           605            535
   Additional paid-in capital ...................................................       164,790         22,990
   Retained earnings ............................................................       236,415        180,417
   Unrealized gain on securities available for sale and equity securities, net of        17,933          3,486
   taxes
   Notes receivable on exercise of common stock options .........................        (1,699)        (3,832)
                                                                                    -----------    -----------
     Total stockholders' equity .................................................       418,044        203,596
                                                                                    -----------    -----------
                                                                                    $ 2,956,300    $ 2,483,685
                                                                                    ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.
                                       3


                                            OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          Three Months                    Nine Months
                                                                ----------------------------    ----------------------------
For the periods ended September 30,                                  1997            1996            1997            1996
-------------------------------------------------------------   ------------    ------------    ------------    ------------
Interest income:
   Federal funds sold and repurchase agreements .............   $      4,844    $      1,742    $      7,296    $      3,840
   Securities available for sale ............................          8,087           5,890          22,770          19,954
   Securities held for trading ..............................             --              --             248              --
   Loans available for sale .................................          4,267           2,685          11,091          14,169
   Loans ....................................................         16,425           8,961          37,791          26,734
   Discount loans ...........................................         42,370          23,794         116,840          75,852
   Investment securities and other ..........................          1,333           1,073           2,759           3,053
                                                                ------------    ------------    ------------    ------------
                                                                      77,326          44,145         198,795         143,602
                                                                ------------    ------------    ------------    ------------
Interest expense:
   Deposits .................................................         31,057          22,788          92,321          68,234
   Securities sold under agreements to repurchase ...........             56              --             533             685
   Advances from the Federal Home Loan Bank .................              8             958             436           2,990
   Notes, debentures and other interest bearing obligations .          8,823           3,471          22,686          10,344
                                                                ------------    ------------    ------------    ------------
                                                                      39,944          27,217         115,976          82,253
                                                                ------------    ------------    ------------    ------------
      Net interest income before provision for loan losses ..         37,382          16,928          82,819          61,349
Provision for loan losses ...................................          4,088           4,469          21,739          18,839
                                                                ------------    ------------    ------------    ------------
      Net interest income after provision for loan losses ...         33,294          12,459          61,080          42,510
                                                                ------------    ------------    ------------    ------------
Non-interest income:
  Servicing fees and other charges ..........................          7,321           1,158          17,402           1,945
  Gains on sales of interest earning assets, net ............          5,999           7,979          46,142          17,580
  Gain  on real estate owned, net ...........................          4,793           5,495           8,628           4,467
  Other income ..............................................          7,318             514           7,898           2,515
                                                                ------------    ------------    ------------    ------------
                                                                      25,431          15,146          80,070          26,507
                                                                ------------    ------------    ------------    ------------
Non-interest expense
  Compensation and employee benefits ........................         20,471           8,431          55,069          23,170
  Occupancy and equipment ...................................          5,029           2,151          11,818           6,378
    Net operating loss (income) on investments in real
     estate and  certain low-income housing
     tax credit interests ...................................            622            (161)          1,819             (99)
    Savings Association Insurance Fund
     recapitalization  assessment ...........................             --           7,140              --           7,140
  Other operating expenses ..................................          5,097           3,970          16,289          10,496
                                                                ------------    ------------    ------------    ------------
                                                                      31,219          21,531          84,995          47,085
                                                                ------------    ------------    ------------    ------------
Distributions on Company-obligated, mandatorily redeemable
   securities of subsidiary trust holding solely junior
   subordinated debentures of the Company ...................          1,850              --           1,850              --

Equity in earnings of investment in joint venture ...........            546           4,139          16,220           5,217

     Income before income taxes .............................         26,202          10,213          70,525          27,149
Income tax expense ..........................................         (6,179)           (157)        (14,911)         (2,067)
Minority interest in net loss of consolidated subsidiary ....            142              --             384              --
                                                                ------------    ------------    ------------    ------------
     Net income .............................................   $     20,165    $     10,056    $     55,998    $     25,082
                                                                ============    ============    ============    ============
Earnings per share:
     Net income .............................................   $       0.35    $       0.19    $       1.01    $       0.47
                                                                ============    ============    ============    ============
Weighted average common shares outstanding ..................     57,749,958      53,890,606      55,341,404      53,192,424
                                                                ============    ============    ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                            OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND THE YEAR ENDED
                                                          DECEMBER 31, 1996


                                                                                                           Notes
                                                                                           Unrealized    receivable
                                                                                           gain (loss)   on exercise
                                            Common Stock        Additional                    on         of common
                                      -----------------------     paid-in      Retained    securities,      stock
                                        Shares        Amount      capital      earnings    net of taxes    options       Total
                                      ----------   ----------   ----------    ----------   ----------    ----------    ----------
Balances at December 31, 1995 .....   47,624,540   $      476   $   10,211    $  130,275   $   (1,415)   $       --    $  139,547

Net Income ........................           --           --           --        50,142           --            --        50,142

Repurchase of common stock options            --           --         (177)           --           --            --          (177)

Exercise of common stock options ..    5,857,660           59       12,933            --           --            --        12,992

Issuance of common stock ..........        6,140           --           23            --           --            --            23

Notes receivable on exercise of
   common stock options, net of
   repayments .....................           --           --           --            --           --        (3,832)       (3,832)

Change in unrealized gain on
   securities net of taxes ........           --           --           --            --        4,901            --         4,901
                                      ----------   ----------   ----------    ----------   ----------    ----------    ----------

Balances at December 31, 1996 .....   53,488,340          535       22,990       180,417        3,486        (3,832)      203,596

Net income ........................           --           --           --        55,998           --            --        55,998

Issuance of common stock ..........    6,906,198           69      141,934            --           --            --       142,003

Repurchase of common stock options            --           --       (1,870)           --           --            --        (1,870)

Exercise of common stock options ..      110,682            1        1,736            --           --            --         1,737

Repayment of notes receivable on
   exercise of common stock
   options, net of advances .......           --           --           --            --           --         2,133         2,133

Change in unrealized gain on
   securities, net of taxes .......           --           --           --            --       14,447            --        14,447
                                      ----------   ----------   ----------    ----------   ----------    ----------    ----------

Balances at September 30, 1997 ....   60,505,220   $      605   $  164,790    $  236,415   $   17,933    $   (1,699)   $  418,044
                                      ==========   ==========   ==========    ==========   ==========    ==========    ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                            OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (DOLLARS IN THOUSANDS)

 For the nine months ended September 30,                                                   1997           1996
 ----------------------------------------------------------------------------------   -----------    ------------
 Cash flows from operating activities:
   Net income .....................................................................   $    55,998    $    25,082
   Adjustments to reconcile net income to net cash provided by operating activities:
   Net cash provided from trading activities ......................................       112,905          7,232
   Proceeds from sales of loans available for sale ................................       301,773        393,963
   Purchases of loans available for sale ..........................................       (86,606)      (237,416)
   Origination of loans available for sale ........................................      (297,254)        (2,154)
   Principal payments received on loans available for sale ........................        11,975         22,427
   Premium amortization (discount accretion), net .................................        33,678          1,487
   Depreciation and amortization ..................................................        13,073          5,287
   Provision for loan losses ......................................................        21,739         18,839
   Gains on sales of interest earning assets, net .................................       (46,142)       (17,580)
   Loss on sales of premises and equipment ........................................            --             97
   Provision for real estate owned ...............................................          4,725         13,801
   Gain on sale of real estate owned, net .........................................       (19,637)       (17,758)
   Gain on sale of interest in tax credit partnership interests ...................        (6,298)          (990)
   Decrease in principal, interest and dividends receivable .......................         1,688            490
   Increase in income taxes receivable ............................................        (5,761)       (12,175)
   (Increase) decrease in deferred tax asset ......................................        (8,789)         4,090
   Increase in escrow advances ....................................................       (14,771)        (3,316)
   Increase in other assets .......................................................       (14,258)       (15,593)
   Increase in accrued expenses, interest payable and other liabilities ...........         9,724          2,638
                                                                                      -----------    -----------
Net cash provided by operating activities .........................................        67,762        188,451
                                                                                      -----------    -----------
Cash flows from investing activities:
   Proceeds from sales of securities available for sale ...........................       215,033        169,112
   Purchases of securities available for sale .....................................      (193,244)       (95,271)
   Maturities of and principal payments received on securities available for sale .        30,065         22,512
   Maturities of and principal payments received on securities held for investment             --         10,000
   Purchase of securities held for investment .....................................       (29,920)            --
   Purchase of assets from Admiral ................................................        (6,750)            --
   Investment in real estate ......................................................       (16,211)            --
   Purchase of low income housing tax credit interests ............................       (23,525)       (27,647)
   Proceeds from sales of low income housing tax credit interests .................        22,026          3,704
   Proceeds from sales of discount loans ..........................................       221,966         39,137
   Proceeds from sales of loans held for investment ...............................         2,384             --
   Purchase and originations of loans held for investment, net
     of undisbursed loan funds ....................................................      (103,161)      (171,889)
   Purchase of discount loans .....................................................    (1,107,494)      (529,267)
   Decrease (increase) in investment in joint ventures ............................        43,978        (60,885)
   Principal payments received on loans held for investment .......................       137,699         97,374
   Principal payments received on discount loans ..................................       305,466        188,164
   Proceeds from sales of real estate owned .......................................       130,617        136,717
   Purchase of real estate owned in connection with discount loan purchases .......       (21,963)        (2,314)
   Proceeds from sale of premises and equipment ...................................            --            233
   Additions to premises and equipment ............................................        (9,259)        (7,600)
   Other, net .....................................................................         1,636           (276)
                                                                                      -----------    -----------
Net cash used by investing activities .............................................      (400,657)      (228,196)
                                                                                      -----------    -----------

                            (Continued on next page)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


For the nine months ended September 30,                                          1997         1996
---------------------------------------------------------------------------   ---------    ---------
Cash flows from financing activities:
   Increase in deposits ...................................................      51,210      148,677
   Decrease in securities sold under agreements to repurchase .............     (71,471)     (84,761)
   Proceeds from issuance of notes, debentures and other interest bearing
    obligations, net of repayments ........................................     142,714      125,000
   Payments on advances from Federal Home Loan Bank .......................        (399)          --
   Payments and repurchase of notes and mortgages payable .................          --       (1,385)
   Loans made to executive officers, net of repayments ....................       2,133       (5,782)
   Exercise of common stock options .......................................       1,737       12,992
   Proceeds from issuance of Capital Trust Securities .....................     125,000           --
   Payment of Capital Trust Securities issuance costs .....................      (4,322)          --
   Issuance of shares of common stock, net ................................     141,898           --
   Repurchase of common stock options .....................................      (1,870)        (177)
                                                                              ---------    ---------
Net cash provided by financing activities .................................     386,630      194,564
                                                                              ---------    ---------

Net increase in cash and cash equivalents .................................      53,735      154,819
Cash and cash equivalents at beginning of period ..........................      52,219       54,632
                                                                              ---------    ---------
Cash and cash equivalents at end of period ................................   $ 105,954    $ 209,451
                                                                              =========    =========

Reconciliation of cash and cash equivalents at end of period:
   Cash and amounts due from depository institutions ......................   $  15,641    $   7,278
   Interest earning deposits ..............................................       7,469       17,173
   Federal funds sold and repurchase agreements ...........................      82,844      185,000
                                                                              ---------    ---------
                                                                              $ 105,954    $ 209,451
                                                                              =========    =========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Interest .............................................................   $ 105,597    $  76,071
                                                                              =========    =========

     Income taxes .........................................................   $  29,461    $   4,462
                                                                              =========    =========

Supplemental schedule of non-cash investing and financing activities:

     Exchange of discount loans and loans available for sale for securities   $ 393,615    $ 219,633
                                                                              =========    =========

     Real estate owned acquired through foreclosure .......................   $ 139,416    $  78,818
                                                                              =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

NOTE 1            BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of Ocwen Financial Corporation ("Ocwen" or the "Company") and its subsidiaries. Ocwen owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank"), Investors Mortgage Insurance Holding Company ("IMI") and Ocwen Capital Trust I. Ocwen also owns 80% of Ocwen Financial Services ("OFS"), with the remaining 20% owned by Admiral Home Loan ("Admiral") and reported in the consolidated financial statements as a minority interest.

In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at September 30, 1997 and December 31, 1996, the results of its operations for the three and nine months ended September 30, 1997 and 1996, its cash flows for the nine months ended September 30, 1997 and 1996, and its changes in stockholders' equity for the year ended December 31, 1996 and the nine months ended September 30, 1997. The results of operations and other data for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 1997. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the September 30, 1997 presentation.

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

On January  28,  1997 the  Securities  and  Exchange  Commission  approved  rule amendments (Release #33-7386, the "Release") regarding disclosures about derivative financial instruments, or other financial instruments and derivative commodity instruments. The Release amended Rule 4-08 of Regulation S-X (General Notes to Financial Statements) to add a new paragraph which requires extensive detail regarding the accounting policies followed in connection with accounting

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

for derivative financial instruments and derivative commodity instruments. The accounting policy disclosure requirements are effective for periods ending after June 15, 1997. See Note 5 below and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" included in Item 2 hereof for the Company's accounting policy disclosures in accordance with the requirements of the Release. The Release also added Item 305 to regulation S-K to require quantitative (in one of three formats) and qualitative disclosures outside of the financial statements about market risk inherent in derivative and other financial instruments. The quantitative and qualitative disclosures about market risks are effective for periods ending after June 15, 1997 which include annual financial statements.

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

NOTE 3            INVESTMENT IN JOINT VENTURES

The Company's investment in joint ventures include investments in BCFL, L.L.C. ("BCFL"), a limited liability corporation formed in January 1997 between the Company and BlackRock Capital Finance L.P. ("BlackRock"), and BCBF, L.L.C., (the "LLC"), a limited liability company formed in March 1996 between the Company and BlackRock. The Company owns a 10% interest in BCFL and a 50% interest in LLC. BCFL was formed to acquire multifamily loans. At September 30, 1997, the Company's 10% investment, which is accounted for under the cost method, amounted to $1,056.

The Company's 50% investment in the LLC, which was formed to acquire single-family residential loans offered by the Department of Housing and Urban Development ("HUD"), amounted to $22,875 and $67,909 at September 30, 1997 and December 31, 1996, respectively, and is net of valuation allowances of $1,771 and $5,114, respectively. Because the LLC is a pass-through entity for federal income tax purposes, provisions for income taxes are established by each of the Company and its co-investor and not the LLC.

The Company's equity in earnings of the LLC includes 50% of the net income of the LLC before deduction of the Company's 50% share of loan servicing fees which are paid 100% to the Company. Equity in earnings for the nine months ended September 30, 1997 includes the recapture of $3,344 of valuation allowances established in 1996 by the Company on its equity investment in the joint venture as a result of the resolution and securitization of loans during 1997. The Company has recognized 50% of the loan servicing fees not eliminated in consolidation in servicing fees and other charges.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

Set forth below is the statement of financial condition of the LLC at the dates indicated and a statement of operations for the nine months ended September 30, 1997.

                                         BCBF, L.L.C.
                               STATEMENTS OF FINANCIAL CONDITION


                                                                         September 30,   December 31,
                                                                             1997             1996
                                                                         -----------      ----------
Assets:
   Cash ..........................................................       $        10      $       10
   Loans held for sale, at lower of cost or market value..........            31,190         110,702
   Real estate owned, net of valuation allowance of $340 and $511
     at September 30, 1997 and December 31, 1996, respectively....            13,257          25,595
   Other assets...................................................             4,849          10,526
                                                                         -----------      ----------
                                                                         $    49,306      $  146,833
                                                                         ===========      ==========
Liabilities and Owners' Equity
   Liabilities:
     Accrued expenses, payables and other liabilities.............       $        14      $      787
                                                                         -----------      ----------
       Total liabilities..........................................                14             787
                                                                         -----------      ----------
Owners' Equity:
   Ocwen Federal Bank FSB.........................................            24,646          73,023
   BlackRock Capital Finance L.P..................................            24,646          73,023
                                                                         -----------      ----------
     Total owners' equity.........................................            49,292         146,046
                                                                         -----------      ----------
                                                                         $    49,306      $  146,833
                                                                         ===========      ==========

                                         BCBF, L.L.C.
                                   STATEMENTS OF OPERATIONS

                                                For the            For the       For the Period
                                              Three months       Nine months     April 10, 1996
                                                 ended              ended           through
                                              September 30,      September 30,   September 30,
                                                  1997               1997             1996
                                              -------------      ------------    -------------
Interest income...........................    $       1,264      $      7,742    $      26,616
Interest expense..........................               --                --           17,185
                                              -------------      ------------    -------------
  Net interest income.....................            1,264             7,742            9,431
                                              -------------      ------------    -------------
Non-interest income:
  Gain (loss) on sale of loans held for
   sale ..................................             (187)           17,101            1,324
  Gain (loss) on real estate owned, net...             (612)              725              (63)
  Loan fees...............................               --                23               16
                                              -------------      ------------    -------------
                                                       (799)           17,849            1,277
                                              --------------     ------------    -------------
Operating expenses:
  Loan servicing fees.....................              208             1,636            4,500
  Other loan expenses.....................               13                14              273
                                              --------------     ------------    -------------
                                                        221             1,650           4,773
                                              --------------     ------------    -------------
Net income................................    $         244      $     23,941    $       5,935
                                              =============      ============    =============

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

In March, 1997, as part of a larger transaction involving the Company and an affiliate of BlackRock, the LLC securitized 1,196 loans with an unpaid principal balance of $51,714 and past due interest of $14,209, and a net book value of $40,454. Proceeds from sales of such securities by the LLC amounted to $58,866. The Company continues to service such loans and is paid a servicing fee. For further discussion regarding this transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-interest Income" included in Item 2 hereof.

NOTE 4            CAPITAL SECURITIES

In August 1997, Ocwen Capital Trust I, a wholly-owned subsidiary of Ocwen, issued $125.0 million of 10 7/8% Capital Securities (the "Capital Securities"). Proceeds from issuance of the Capital Securities were invested in 10 7/8% Junior Subordinated Debentures issued by Ocwen. The Junior Subordinated Debentures, which represent the sole assets of Ocwen Capital Trust I, will mature on August 1, 2027.

Holders of the Capital Securities will be entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10 7/8% of the liquidation amount of $1,000 per Capital Security. Payment of distributions out of moneys held by Ocwen Capital Trust I, and payments on liquidation of Ocwen Capital Trust I or the redemption of Capital Securities, are guaranteed by the Company to the extent Ocwen Capital Trust I has funds available. If the Company does not make principal or interest payments on the Junior Subordinated Debentures, Ocwen Capital Trust I will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until Ocwen Capital Trust I has sufficient funds available therefor.

The  Company  has  the  right  to  defer  payment  of  interest  on  the  Junior
Subordinated Debentures at any time or from time to time for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the stated maturity of the Junior Subordinated Debentures. Upon the termination of any such extension period and the payment of all amounts then due on any interest payment date, the Company may elect to begin a new extension period. Accordingly, there could be multiple extension periods of varying lengths throughout the term of the Junior Subordinated Debentures. If interest payments on the Junior Subordinated Debentures are deferred, distributions on the Capital Securities will also be deferred and the Company may not, and may not permit any subsidiary of the Company to, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, the Company's capital stock or (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities that rank PARI PASSU with or junior to the Junior Subordinated Debentures. During an extension period, interest on the Junior Subordinated Debentures will continue to accrue at the rate of 10 7/8% per annum, compounded semi-annually.

The Junior Subordinated Debentures are redeemable prior to maturity at the option of the Company, subject to the receipt of any necessary prior regulatory approval, (i) in whole or in part on or after August 1, 2007 at a redemption price equal to 105.438% of the principal amount thereof on August 1, 2007 declining ratably on each August 1 thereafter to 100% on or after August 1, 2017, plus accrued interest thereon, or (ii) at any time, in whole (but not in part), upon the occurrence and continuation of a special event (defined as a tax event, regulatory capital event or an investment company event) at a redemption price equal to the greater of (a) 100% of the principal amount thereof or (b) the sum of the present values of the principal amount and premium payable with respect to an optional redemption of such Junior Subordinated Debentures on August 1, 2007, together with scheduled payments of interest from the prepayment date to August 1, 2007, discounted to the prepayment date on a semi-annual basis at the adjusted Treasury rate plus accrued interest thereon to the date of prepayment. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption, in an amount equal to the amount of the related Junior Subordinated Debentures maturing or being redeemed and at a redemption price equal to the redemption price of the Junior Subordinated Debentures, plus accumulated and unpaid distributions thereon to the date of redemption.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

For financial reporting purposes, Ocwen Capital Trust I is treated as a subsidiary of the Company and, accordingly, the accounts of Ocwen Capital Trust I are included in the consolidated financial statements of the Company.
Intercompany transactions between Ocwen Capital Trust I and the Company, including the Junior Subordinated Debentures, are eliminated in the consolidated financial statements of the Company. The Capital Securities are presented as a separate caption between liabilities and stockholders' equity in the consolidated statement of financial condition of the Company as "Company-obligated, mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the Company". Distributions payable on the Capital Securities are recorded as a separate caption immediately following non-interest expense in the consolidated statement of operations of the Company. The Company intends to continue this method of accounting going forward.

NOTE 5            INTEREST RATE RISK MANAGEMENT INSTRUMENTS

In managing its interest rate risk, the Company on occasion enters into swaps. Under swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The terms of the swaps provide for the Company to receive a floating rate of interest equal to the London Interbank Offered Rate ("LIBOR") and to pay fixed interest rates. The notional amount of the outstanding swap is amortized (i.e., reduced) monthly based upon estimated prepayment rates of the mortgages underlying the securities being hedged. The terms of the outstanding swaps at September 30, 1997 and December 31, 1996 follow:

                                      Notional    LIBOR     Fixed    Floating Rate at
                         Maturity     Amount      Index      Rate      End of Period      Fair Value
                         --------   ----------   --------   ------     -------------      ----------

SEPTEMBER 30, 1997...     1998       $  39,170   1-Month     6.18%          5.66%         $    (120)

DECEMBER 31, 1996....     1998       $  45,720   1-Month     6.18%          5.67%         $    (103)

The 1-month LIBOR was 5.66% and 5.50% on September 30, 1997 and December 31, 1996, respectively.

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

Terms and other information on interest rate futures contracts sold short were as follows at the dates indicated:

                            Maturity        Notional Principal       Fair Value
                          ------------    ---------------------    ------------
SEPTEMBER 30, 1997
U.S. Treasury futures...      1997            $    313,200           $  (1,444)

DECEMBER 31, 1996
Eurodollar futures......      1997            $    365,000           $    (558)
                              1998                  40,000                 (87)

U.S. Treasury futures...      1997                 165,100                 498

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

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

NOTE  6           STOCK SPLIT

On October 29, 1997, the Company's Board of Directors approved a 2-for-1 stock split of its issued and outstanding common stock, par value $.01 per share. The Company will effect the stock split through the distribution of authorized but unissued shares of its common stock on November 20, 1997, to holders of record of its common stock at the close of business on November 12, 1997. All references in the consolidated financial statements to the number of shares and per share amounts have been adjusted retroactively for the stock split.

NOTE 7            REGULATORY REQUIREMENTS

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to Office of Thrift Supervision ("OTS") supervision. The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At September 30, 1997, the minimum regulatory capital requirements were:

o Tangible and core capital of 1.5 percent and 3.0 percent of total adjusted assets, respectively, consisting principally of stockholders' equity, but excluding most intangible assets, such as goodwill and any net unrealized holding gains or losses on debt securities available for sale.

o Risk-based capital consisting of core capital plus certain subordinated debt and other capital instruments and, subject to certain limitations, general valuation allowances on loans receivable, equal to 8.0 percent of the value of risk-weighted assets.

At September 30, 1997, the Bank was "well-capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized", the Bank must maintain minimum core capital, Tier 1 risk-based capital and total risk-based capital ratios as set forth in the table below and must not be subject to any written agreement, order or directive issued by the OTS to meet and maintain a specific capital level for any capital measure. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since September 30, 1997 that management believes have changed the institution's category.

Based upon recent discussions with the OTS, the Bank has determined to maintain a core capital ratio of at least 9% and a total risk-based capital ratio of no less than 13%. There can be no assurance that in the future the OTS will agree to a decrease in such requirements, will not seek to increase such requirements or will not impose these or other individual regulatory capital requirements in a manner which affects the Bank's status as a "well capitalized" institution under applicable laws and regulations. Based upon recent discussions with the OTS, the Bank also transfered its single-family residential lending activities to sub-prime borrowers to OFS. Additionally, the Bank agreed with the OTS (i) to discontinue the purchase of subordinate classes of mortgage-related securities created by unaffiliated parties, (ii) to sell the five such securities held by it at March 31, 1997 (aggregate book value of $32,010), which was completed by a sale to Ocwen Asset Investment Corp. ("OAIC"), a real estate investment trust in which Ocwen, through IMI, owns a 9.8% interest, on May 19, 1997 (at a gain of $2,648 to the Bank) and (iii) subject to the requirements of the OTS capital distribution regulations, to dividend to Ocwen all subordinate and residual mortgage-related securities acquired by it in connection with its securitization activities. The Bank dividended two securities with an aggregate book value of $19,462 to Ocwen in June 1997. At September 30, 1997, the Bank held five subordinate securities and one residual security which had an aggregate book value of $37,795, of which one subordinate security and one residual security with an aggregate book value of $14,305 were dividended to Ocwen in October 1997. The Bank believes at this time that it will continue to be a "well-capitalized institution" under OTS regulations.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

The following tables summarize the Bank's actual and required regulatory capital at September 30, 1997

                                                                                              To Be Well Capitalized
                                                                      Minimum For Capital     For Prompt Corrective
                                                    Actual             Adequacy Purposes        Action Provisions
                                             ---------------------   ---------------------   -----------------------
                                              Ratio      Amount        Ratio       Amount      Ratio       Amount
                                             --------  -----------   --------  -----------   ---------  ------------

Stockholders' equity and ratio to total
   assets...............................      10.62%   $  271,583

Net unrealized gain on certain available
   for sale securities..................                   (3,862)

Excess mortgage servicing rights.....                        (288)
                                                       ----------

Tangible capital, and ratio to
   adjusted total assets................      10.48%   $  267,433       1.50%    $ 38,290
                                                       ==========                ========
Tier 1 (core) capital, and ratio to
   adjusted total assets................      10.48%   $  267,433       3.00%    $ 76,581      5.00%      $127,635
                                                       ==========                ========                 ========
Tier 1 capital, and ratio to
   risk-weighted assets.................       9.57%   $  267,433                              6.00%      $167,630
                                                       ==========                                         ========

Allowance for loan and lease losses.....                   23,352

Subordinated debentures..............                     100,000
                                                       ----------

Tier 2 Capital.......................                     123,352
                                                       ----------

Total risk-based capital, and ratio
   to risk-weighted assets..............      13.99%   $  390,785       8.00%    $223,507     10.00%      $279,383
                                                       ==========                ========                 ========

Total regulatory assets.................               $2,556,842
                                                       ==========

Adjusted total assets................                  $2,552,692
                                                       ==========

Risk-weighted assets.................                  $2,793,833
                                                       ==========

The OTS has promulgated a regulation governing capital distributions. The Bank is considered to be a Tier 1 association under this regulation because it met or exceeded its fully phased-in capital requirements at September 30, 1997. A Tier 1 association that before and after a proposed capital distribution meets or exceeds its fully phased-in capital requirements may make capital distributions during any calendar year equal to the greater of (i) 100% of net income for the calendar year to date plus 50% of its "surplus capital ratio" at the beginning of the year or (ii) 75% of its net income over the most recent four-quarter period. In order to make these capital distributions, the Bank must submit written notice to the OTS 30 days in advance of making the distribution. Notwithstanding the foregoing, however, the Bank's ability to make capital distributions as a Tier 1 institution is limited by agreements between it and the OTS to maintain specified capital levels and to dividend to Ocwen subordinate and residual securities resulting from the Bank's securitization activities.

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

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

NOTE 8            COMMITMENTS AND CONTINGENCIES

At September 30, 1997 the Company had commitments to (i) originate $164,475 of sub-prime loans secured by single-family residential properties, (ii) fund
$32,655 of loans secured by multi-family residential buildings, (iii) fund $12,827 of loans secured by office buildings and (iv) fund $21,800 of loans secured by hotel properties. Additionally, the Company had commitments of $2,294 to purchase sub-prime loans secured by single-family residential properties and $2,520 discount loans secured by commercial properties. The Company, through its investment in subordinate securities and REMIC residuals which had a book value of $63,841 at September 30, 1997, supports senior classes of mortgage-related securities having an outstanding principal balance of $1,442,472.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

GENERAL

         The Company considers itself to be involved in a single business segment of providing financial services and conducts a wide variety of business within this segment. The Company's business activities are conducted primarily through the Bank and currently consist primarily of its discount loan acquisition, resolution and servicing activities, and various investment activities, including investments in a wide variety of mortgage-related securities and investments in low-income housing tax credit interests. The Company obtains funds for investment in the foregoing and other business activities primarily from brokered and other wholesale certificates of deposit (and, to a lesser extent, retail deposits obtained through its office in Fort Lee, New Jersey), FHLB advances, reverse repurchase agreements, lines of credit and asset securitizations.

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

         At September 30, 1997, the only significant subsidiaries of the Company, other than the Bank, were IMI, OFS and Ocwen Capital Trust I. Prior to July 15, 1997, IMI, through subsidiaries, owned and managed the Westin Hotel (the "Hotel") in Columbus, Ohio. On July 15, 1997, IMI sold a 69% partnership interest in the Hotel for a minimal gain and no longer manages the Hotel. In addition, IMI owns 9.8% of the outstanding common stock of OAIC and through subsidiaries, also owns non-residential real estate properties as well as residential units in cooperative buildings which were acquired simultaneously with loans formerly held by the Bank which have either been fully satisfied or resulted in foreclosed property currently held by the Bank. OFS was formed in October 1996 for the purpose of purchasing substantially all of the assets of Admiral (a transaction which closed on May 1, 1997), the Company's primary correspondent mortgage banking firm for sub-prime single-family residential loans, and assuming all of the Bank's sub-prime single-family residential lending operations. Ocwen Capital Trust I, a wholly owned subsidiary of Ocwen, was formed for the express purpose of issuing $125.0 million of 10 7/8% Capital Securities, the proceeds of which were invested in 10 7/8% Junior Subordinated Debentures issued by Ocwen.

         The following discussion of the Company's consolidated financial condition and results of operations and capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 hereof.

RECENT DEVELOPMENTS

         On August 1, 1997 shares of the Company's common stock began trading on the New York Stock Exchange ("NYSE") under the symbol "OCN". The Company's common stock had traded on the NASDAQ National Market System under the symbol "OCWN" since September 1996, when the Company completed its initial public offering. Upon effectiveness of the NYSE listing, the Company delisted its common stock from NASDAQ.

         On August 6, 1997 the Securities and Exchange Commission ("SEC") declared effective a Form S-1 registration statement with respect to the offering by the Company to the public of 3,000,000 shares (plus up to 450,000 shares pursuant to the underwriters' over-allotment option) of newly-issued common stock. The offering of such common stock, which closed on August 12, 1997, resulted in estimated net proceeds of the Company of $123.4 million. Concurrently on August 6, 1997, the SEC declared effective a Form S-1 registration statement with respect to the offering by Ocwen Capital Trust I, a newly-formed Delaware business trust and subsidiary of Ocwen, of $125.0 million of 10 7/8% Capital Securities. The offering of the 10 7/8% Capital Securities, which also closed on August 12, 1997, resulted in estimated net proceeds to the Company of $120.7 million. On September 4, 1997 the underwriters exercised their over-allotment option to purchase 450,000 shares of common stock. The exercise of such option, which closed on September 9, 1997, resulted in net proceeds to the Company of $18.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         On September 24, 1997 the Company and UBS Mortgage, Inc. ("UBS") were jointly awarded 10,992 single-family discount loans with an unpaid principal balance of approximately $692.0 million auctioned by the Department of Housing and Urban Development. As between the Company and UBS, Ocwen was allocated 5,461 of those loans with an aggregate principal balance of $346.0 million.

         On September 25, 1997 the Company completed the securitization of 910 sub-prime single-family residential mortgage loans with an aggregate unpaid principal balance of $102.2 million. The Company recorded total gains of $5.4 million on the sale of the senior classes of securities in connection with this transaction. The Company continues to service the loans for a fee and has retained an interest in the related residual class security.

         On September 26, 1997 the Company completed the sale of an investment in low-income housing tax credit interest and realized a gain of $6.3 million on proceeds of $22.0 million.

         On October 3, 1997 the Company, as part of a larger transaction involving the Company and BlackRock, completed the securitization of 302 small commercial mortgage loans with an aggregate unpaid principal balance of $62.7 million. The Company recorded total gains of $2.6 million on the sale of the senior classes of securities in connection with this transaction. The Company has retained an interest in the related residual class securities.

         On October 24, 1997, the Bank entered into an agreement to act as a special loan servicer to sub-service approximately $75.0 million of 90-day-plus delinquent domestic loans for which Cityscape Corp. ("Cityscape") is the servicer under various securitizations. This agreement, which is subject to the approval of such securitizations' bond insurers, trustees and rating agencies, calls for Cityscape to transfer to the Bank the special servicing of approximately 1,000 non-performing loans.

         On October 29, 1997, the Company's Board of Directors approved a 2-for-1 stock split of its issued and outstanding common stock, par value $.01 per share. The Company will effect the stock split through the distribution of authorized but unissued shares of its common stock on November 20, 1997, to holders of record of its common stock at the close of business on November 12, 1997. All references herein to the number of shares and per share amounts have been adjusted retroactively for the stock split.

         On November 6, 1997, the Company acquired Amos, Inc., a Connecticut based company engaged primarily in the development of mortgage loan servicing software. Amos' products are Microsoft Windows based, client/server architecture and feature real-time processing, year 2000 compliance, a scaleable database platform and strong workflow capabilities. The aggregate purchase price was approximately $9.7 million, including $4.9 million which is contingent on Amos, Inc. meeting certain software development performance criteria.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                 At or For the Three Months Ended September 30,
                                               --------------------------------------------------
                                                      1997              1996            Change
                                               ---------------- ------------------- -------------
FOR THE PERIOD:                                      (Dollars in thousands, except share data)
Net interest income ........................   $      37,382    $      16,928            121%
Provision for loan losses ..................           4,088            4,469             (9)
Non-interest income ........................          25,431           15,146             68
Non-interest expense .......................          31,219           21,531             45
Equity in earnings of investment in joint
  ventures .................................             546            4,139            (87)
Net income .................................          20,165           10,056            101

PER COMMON SHARE
Net income (5) .............................   $        0.35    $        0.19             84%
Stock price: (1) ...........................
   High ....................................           22.38            10.50            113
   Low .....................................           16.06             9.50             69
   Close ...................................           21.06            10.19            107

AVERAGE BALANCES
Interest-earning assets ....................   $   2,423,833    $   1,559,942             55%
Interest-bearing liabilities ...............       2,362,201        1,701,987             39
Stockholders' equity .......................         304,770          161,878             88

KEY RATIOS
Interest rate spread:
   Yield on interest-earning assets ........           12.76%           11.32%            13%
   Cost of interest-bearing liabilities ....            6.76             6.40              6
     Interest rate spread ..................            6.00             4.92             22
Annualized return on average assets (2) ....            2.78             1.85             50
Annualized return on average equity ........           26.47            24.85              7
Efficiency ratio(3) (4) ....................           49.27            42.30             16
Core (leverage) capital ratio ..............           10.48             8.65             21
Risk-based capital ratio ...................           13.99            13.64              3

                                                   At or For the Nine Months Ended September 30,
                                               --------------------------------------------------
                                                      1997              1996            Change
                                               ---------------- ------------------- -------------
FOR THE PERIOD:                                      (Dollars in thousands, except share data)
Net interest income ........................   $      82,819    $      61,349             35%
Provision for loan losses ..................          21,739           18,839             15
Non-interest income ........................          80,070           26,507            202
Non-interest expense .......................          84,995           47,085             81
Equity in earnings of investment in joint
  ventures .................................          16,220            5,217            211
Net income .................................          55,998           25,082            123

PER COMMON SHARE
Net income (5) .............................   $        1.01    $        0.47            115%
Stock price (1)
   High ....................................           22.38            10.50            113
   Low .....................................           12.63             9.50             33
   Close ...................................           21.06            10.19            107

AVERAGE BALANCES
Interest-earning assets ....................   $   2,308,516    $   1,563,579             48%
Interest-bearing liabilities ...............       2,322,348        1,709,455             36
Stockholders' equity .......................         250,077          151,056             66

KEY RATIOS
Interest rate spread:
   Yield on interest-earning assets ........           11.48%           12.25%            (6)%
   Cost of interest-bearing liabilities ....            6.66             6.42              4
     Interest rate spread ..................            4.82             5.83            (17)
Annualized return on average assets (2).....            2.71             1.54             76
Annualized return on average equity ........           29.86            22.14             35
Efficiency ratio (3)(4). ...................           47.45            43.91              8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         (1) For the period ended September 30 retroactively adjusted for the 2-for-1 stock split approved by the Company's Board of Director's on October 29, 1997.

         (2) Includes the Company's pro rata share of average assets held by its 50% joint venture.

         (3) Excluding 1996 SAIF assessment. Inclusive of the SAIF assessment, the efficiency ratio for the three and nine months ended
               September   30,   1996  would  have  been   59.46%  and   50.59%,
               respectively.

         (4) Before provision for loan losses and including equity in earnings of investment in joint venture.

         (5) Retroactively adjusted for the 2-for-1 stock split approved by the Company's Board of Directors on October 29, 1997. Exclusive of such retroactive adjustment, earnings per share would have been $0.70 and $0.37 for the three months ended September 30, 1997 and 1996, respectively, and $2.02 and $0.94 for the nine months ended September 30, 1997 and 1996, respectively. See Note 6 to the Interim Consolidated Financial Statements included in
               Item 1 hereof.

THIRD QUARTER SUMMARY

         The Company's net income amounted to $20.2 million or $0.35 per share for the three months ended September 30, 1997 as compared to net income of $10.1 million, or $0.19 per share for the same period in 1996.

         The $20.5 million or 121% increase in net interest income during the third quarter of 1997 as compared to the third quarter of 1996 is primarily due to an $863.9 million increase in average interest-earnings assets, primarily discount loans, offset in part by a $660.2 million increase in average interest-bearing liabilities, and a 183 basis point increase in the net interest margin due largely to $5.5 million of additional interest received in connection with the payoff of three loans held in the loan portfolio.

         The $10.3 million or 68% increase in non-interest income for the three months ended September 30, 1997 is the result of a $6.3 million gain recognized in connection with the sale of an investment in a low-income housing tax credit interest and a $6.2 million increase in servicing fees and other charges reflecting a 194% increase in the average balance of loans serviced for others, offset in part by a $2.0 million decline in gains on sales of interest earning assets.

         Equity in earnings of investment in joint ventures of $546,000 for the three months ended September 30, 1997 declined $3.6 million or 87% as compared to the same period in 1996 as a result of the declining asset base of the joint ventures primarily due to the sale of loans and real estate owned by the LLC, including the $51.7 million securitization of loans in March 1997.

         Non-interest expense increased $9.7 million or 45% during the three months ended September 30, 1997 as compared to the same period in 1996 primarily as a result of (i) a $12.0 million increase in compensation and benefits, due to a 135% increase in the average number of employees and a $4.4 million increase in employee profit sharing expense in line with improved earnings and (ii) a $2.9 million increase in occupancy and equipment expense, offset by (iii) a $7.1 million assessment during the third quarter of 1996 to recapitalize the SAIF.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table presents the estimated contribution by business activity to the Company's net income for the periods indicated.


                                               Three months ended              Nine months ended
                                                  September 30,                  September 30,
                                           -------------------------      --------------------------
                                               1997          1996             1997           1996
---------------------------------------    -----------   -----------      -----------    -----------
Discount Loans:
   Single-family residential loans.....        (8)%            -%              18%            1%
   Large Commercial ...................        48             43               33            30
   Small Commercial....................         2              7                3             6

Investment in low-income housing tax
  credits..............................        25             23               21            29

Commercial lending.....................        18             10               10            16

Sub-prime single family lending........        (2)            13                1            14

Mortgage loan servicing................         7              4                4             4

Investment securities..................        10              2                9             1

Other..................................         -             (2)               1            (1)
                                              ---            ----             ---           ---

                                              100%           100%             100%          100%
                                              ====           ====             ====          ====

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

                                                        Three months ended September 30,
                                   ----------------------------------------------------------------------------
                                                  1997                                    1996
                                   --------------------------------------   -----------------------------------
                                   Average                  Annualized      Average                  Annualized
                                   Balance      Interest    Yield/Rate      Balance      Interest    Yield/Rate
                                   ---------- ------------ -------------- ------------ ------------ -----------
                                                             (Dollars in thousands)
AVERAGE ASSETS:
Federal funds sold and
   repurchase agreements .......  $  341,868    $   4,844        5.67%    $  126,121     $   1,742      5.52%
Securities available for sale ..     232,957        8,087       13.89        256,926         5,890      9.17
Loans available for sale (1) ...     172,053        4,267        9.92        116,806         2,685      9.19
Investment securities and
   other (2) ...................      48,018        1,333       11.10         45,503         1,073      9.43
Loan portfolio (1) .............     412,520       16,425       15.93        325,830         8,961     11.00
Discount loan portfolio ........   1,216,417       42,370       13.93        688,756        23,794     13.82
                                  ----------    ---------                 ----------     ---------
Total interest-earning
   assets, interest income .....   2,423,833       77,326       12.76      1,559,942        44,145     11.32
                                                ---------                                ---------
Non-interest  earning cash .....       6,061                                   6,639
Allowance for loan losses ......     (25,415)                                (14,048)
Investments in low-income
   housing tax credit interests.      95,399                                 100,015
Investment in joint ventures ...      25,552                                  62,192
Real estate owned, net .........     139,143                                 126,458
Other assets ...................     238,941                                 101,893
                                  ----------                              ----------
   Total assets ................  $2,903,514                              $1,943,091
                                  ==========                              ==========

   AVERAGE LIABILITIES AND
     STOCKHOLDERS' EQUITY:
Interest-bearing  demand
deposits .......................  $   34,521    $     282        3.27%    $   46,444     $     334      2.88
Savings deposits ...............       1,933           11        2.28          3,505            20      2.28
Certificates of deposit ........   1,964,058       30,764        6.27      1,464,844        22,434      6.13
                                  ----------    ---------                 ----------     ---------
   Total interest-bearing
      deposits .................   2,000,512       31,057        6.21      1,514,793        22,788      6.02
Notes, debentures and other ....     358,058        8,823        9.86        115,696         3,471     12.00
Securities sold under
   agreements to repurchase ....       3,075           56        7.28              -             -         -
Federal Home Loan Bank advances.         556            8        5.76         71,498           958      5.36
                                  ----------    ---------                 ----------     ---------
   Total interest-bearing
     liabilities, interest
     expense ...................   2,362,201       39,944        6.76      1,701,987        27,217      6.40
                                                ---------                                ---------
Non-interest  bearing deposits .      37,269                                  15,966
Escrow deposits ................      80,840                                  12,493
Other liabilities ..............     118,434                                  50,767
                                  ----------                              ----------
  Total liabilities ............   2,598,744                               1,781,213
Stockholders' equity ...........     304,770                                 161,878
                                  ----------                              ----------
   Total liabilities and
     stockholders' equity ......  $2,903,514                              $1,943,091
                                  ==========                              ==========
Net interest income before
   provision for loan losses ...                $  37,382                                $  16,928
                                                =========                                =========
Net interest rate spread .......                                 6.00%                                  4.92%
                                                                 =====                                  =====
Net interest margin ............                                 6.17%                                  4.34%
                                                                 =====                                  =====
Ratio of interest-earning
   assets to interest-bearing
   liabilities .................         103%                                     92%
                                         ====                                     ===

(1) The average balance includes non-performing loans, interest on which is recognized on a cash basis.

(2) Included in interest income on investment securities and other is interest income earned on that portion of the deferred tax asset which relates to tax residuals. Inclusive of the average balance of the deferred tax asset related to tax residuals as investment securities and other, the average yield for the three months ended September 30, 1997 and 1996 would have been 10.86% and 7.43%, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                                                           Nine months ended September 30,
                                   ----------------------------------------------------------------------------
                                                  1997                                    1996
                                   --------------------------------------   -----------------------------------
                                   Average                  Annualized      Average                  Annualized
                                   Balance      Interest    Yield/Rate      Balance      Interest    Yield/Rate
                                   ---------- ------------ -------------- ------------ ------------ -----------
                                                             (Dollars in thousands)
AVERAGE ASSETS:
Federal funds sold and
   repurchase agreements.....     $   179,132  $    7,296        5.43%     $   90,709     $  3,840      5.64%
Securities available for sale         293,393      22,770       10.35         286,935       19,954      9.27
Securities held for trading..           4,393         248        7.53              --           --        --
Loans available for sale (1).         142,194      11,091       10.40         198,941       14,169      9.50
Investment securities and
   other (2) ................          33,388       2,759       11.02          40,951        3,053      9.94
Loan portfolio (1) ..........         427,749      37,791       11.78         305,458       26,734     11.67
Discount loan portfolio......       1,228,267     116,840       12.68         640,585       75,852     15.79
                                  -----------  ----------                  ----------     --------
Total interest - earning
   assets, interest income...       2,308,516     198,795       11.48       1,563,579      143,602     12.25
                                               ----------                                 --------
Non-interest  earning cash...           9,872                                   6,461
Allowance for loan losses....         (21,274)                                 (9,554)
Investments in low income
   housing tax credit
   interests.................          95,525                                  92,767
Investment in joint ventures.          39,772                                  39,442
Real estate owned, net.......         117,966                                 143,819
Other assets.................         197,516                                  97,560
                                  -----------                              ----------
   Total assets..............     $ 2,747,893                              $1,934,074
                                  ===========                              ==========

AVERAGE LIABILITIES AND
   STOCKHOLDERS' EQUITY:
Interest-bearing  demand
   deposits .................     $    33,940    $  1,005        3.95%     $   48,073     $    785      2.18%
Savings deposits.............           2,197          38        2.31           3,458           60      2.31
Certificates of deposit......       1,986,270      91,278        6.13       1,455,305       67,389      6.17
                                  -----------    --------                  ----------     --------
   Total interest-bearing
   deposits..................       2,022,407      92,321        6.09       1,506,836       68,234      6.04
Notes, debentures and other..         276,385      22,686       10.94         115,992       10,344     11.89
Securities sold under
   agreements to repurchase..          12,760         533        5.57          15,862          685      5.76

Federal Home Loan
   Bank advances.............          10,796         436        5.38          70,765        2,990      5.63
                                  -----------    --------                  ----------     --------
   Total interest-bearing
    liabilities, interest
    interest expense.........       2,322,348     115,976        6.66       1,709,455       82,253      6.42
Non-interest  bearing deposits         26,986    --------                       9,352     --------
Escrow deposits..............          74,853                                  11,452
Other liabilities............          73,629                                  52,759
                                  -----------                              ----------
   Total liabilities.........       2,497,816                               1,783,018
Stockholders' equity.........         250,077                                 151,056
                                  -----------                              ----------
   Total liabilities and
   stockholders' equity......     $ 2,747,893                              $1,934,074
                                  ===========                              ==========

Net interest income before
   provision for loan losses.                    $ 82,819                                 $ 61,349
                                                 ========                                 ========
   Net interest rate spread..                                    4.82%                                  5.83%
                                                                 =====                                  =====
Net interest margin..........                                    4.78%                                  5.23%
                                                                 =====                                  =====
Ratio of interest-earning
   assets to interest-bearing
   liabilities ..............              99%                                     91%
                                           ===                                     ===


(1) The average balance includes non-performing loans, interest on which is recognized on a cash basis.

(2) Included in interest income on investment securities and other is interest income earned on that portion of the deferred tax asset which relates to tax residuals. Inclusive of the average balance of the deferred tax asset related to tax residuals as investment securities and other, the average yield for the nine months ended September 30, 1997 and 1996 would have been 10.92% and 7.28%, respectively.

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

                                              Three months                          Nine months
                                   ---------------------------------    ---------------------------------
                                             1997 vs. 1996                         1997 vs. 1996
FOR THE PERIODS ENDED SEPTEMBER 30 ---------------------------------    ---------------------------------
(DOLLARS IN THOUSANDS)                 Increase (decrease) due to           Increase (decrease) due to
---------------------------------- ---------------------------------    ---------------------------------
                                      Rate      Volume        Total        Rate      Volume       Total
                                   ---------  ----------   ---------    ---------- ---------   ----------
INTEREST-EARNING ASSETS:
  Federal funds sold and
  repurchase agreements .......   $     46    $  3,056    $  3,102    $   (369)   $  3,825    $  3,456
  Securities held for trading .         --          --          --         248          --         248
  Securities available for sale      2,790        (593)      2,197       2,358         458       2,816
  Loans available for sale ....        226       1,356       1,582       2,825      (5,903)     (3,078)
  Loans .......................      4,682       2,782       7,464         255      10,802      11,057
  Discount loans ..............        198      18,378      18,576     (36,438)     77,426      40,988
  Investment securities and
  other .......................        198          62         260         633        (927)       (294)
                                  --------    --------    --------    --------    --------    --------
      Total interest-earning
      assets ..................      8,140      25,041      33,181     (30,488)     85,681      55,193
                                  --------    --------    --------    --------    --------    --------

INTEREST-BEARING LIABILITIES:
  Interest-bearing demand
  deposits ....................         41         (93)        (52)        764        (544)        220
  Savings deposits ............         --          (9)         (9)         --         (22)        (22)
  Certificates of deposit .....        521       7,809       8,330      (1,294)     25,183      23,889
                                  --------    --------    --------    --------    --------    --------
    Total interest-bearing
    deposits ..................        562       7,707       8,269        (530)     24,617      24,087
  Notes, debentures and other
    interest bearing obligations      (722)      6,074       5,352      (2,096)     14,438      12,342
  Securities sold under
  agreements to repurchase ....         28          28          56         (22)       (130)       (152)
  Federal Home Loan Bank
    advances ..................         66      (1,016)       (950)       (127)     (2,427)     (2,554)
                                  --------    --------    --------    --------    --------    --------
    Total interest-bearing
     liabilities ..............        (66)     12,793      12,727      (2,775)     36,498      33,723
                                  --------    --------    --------    --------    --------    --------
Increase in net interest income   $  8,206    $ 12,248    $ 20,454    $(27,713)   $ 49,183    $ 21,470
                                  ========    ========    ========    ========    ========    ========

RESULTS OF OPERATIONS: THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

         NET INTEREST INCOME. The Company's net interest income of $37.4 million increased $20.5 million or 121% during the three months ended September 30, 1997 as compared to the comparable period in the prior year. Interest income increased $33.2 million or 75% due to an $863.9 million or 55% increase in the Company's average interest-earning assets from period to period and a 144 basis point increase in the weighted average yield earned. Interest expense increased $12.7 million or 47% due to a $660.2 million or 39% increase in the Company's average interest-bearing liabilities.

         Net interest income of $82.8 million for the nine months ended September 30, 1997 increased $21.5 million or 35% over the comparable period of the prior year. The increase resulted from a $744.9 million or 48% increase in average interest-earning assets from period to period which was offset in part by a 77 basis point decrease in the weighted average yield earned on those assets, and a $612.9 million or 36% increase in average interest-bearing liabilities.

         INTEREST INCOME. Interest income on the discount loan portfolio increased by $18.6 million or 78% in the three months ended September 30, 1997 versus the three months ended September 30, 1996 as a result of a $527.7 million or 77% increase in the average balance of the discount loan portfolio. For the nine months ended September 30, 1997 as compared to the same period in 1996, interest income on the discount loan portfolio increased $41.0 million or 54% due to a $587.7 million or 92% increase in the average balance of the discount loan portfolio which was offset in part by a 311 basis point decrease in the weighted average yield earned. The decline in the yields during the nine months ended September 30, 1997, as compared to 1996, is primarily attributable to an increase in the average balance of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

single-family discount loans acquired from HUD, and the Company's decision to cease accretion of discount on non-performing single-family discount loans effective January 1, 1997. Discount accretion on non-performing single-family residential discount loans amounted to $1.3 million or 77 basis points in yield during the three months ended September 30, 1996 and $6.3 million or 132 basis points in yield during the nine months ended September 30, 1996. The Company believes that for the remainder of 1997 the yield earned on its single-family discount loan portfolio will remain below the yield earned in the prior year due to its decision to cease accretion of discount and its current strategy of attempting to work with borrowers to either (i) bring their loans current, (ii) modify the terms of their loans, (iii) enter into forbearance agreements that require the borrower to make monthly payments greater than or equal to scheduled payment amount or (iv) refinance the loans with the Company. This resolution strategy results in lower initial yields as compared to borrowers paying off their loans in full or in part, and to the extent the loans are ultimately sold will result in a significant portion of the earnings being reflected in gains on sales of interest earning assets. In addition, the majority of the single-family HUD loans acquired by the Company in February and September 1997 are currently under a HUD forbearance plan, whereby the borrower makes payments based upon ability to pay for a specific period of time, which generally results in a lower effective yield than the contract rate. Once this period is over the borrower must make at least its contractual mortgage payment or the Company can pursue foreclosure or other actions. The yield on the overall discount loan portfolio is also likely to continue to fluctuate from quarter to quarter as a result of the timing of resolutions, particularly the resolution of large multifamily and commercial loans, and the mix of the overall portfolio between paying and nonpaying loans.

         Interest income on the loan portfolio increased by $7.5 million or 83% in the third quarter of 1997 from the comparable period in 1996 primarily due to $5.5 million of additional interest received in connection with the payoff of three loans secured by hotel and office properties and, to a lesser extent, an increase in the average balance of the loan portfolio for the three months ended September 30, 1997 of $86.7 million or 27% over that of the same period in 1996. For the nine months ended September 30, 1997, interest income on the loan portfolio increased $11.1 million or 41% over that of the same period in 1996 as a result of a $122.3 million or 40% increase in the average balance of the loan portfolio. Interest income on the loan portfolio includes $6.4 million and $2.1 million of additional interest received during the nine months ended September 30, 1997 and 1996, respectively, in connection with the payoff of loans.

         Interest income on federal funds sold and repurchase agreements increased $3.1 million or 178% during the third quarter of 1997 as compared to the same period in 1996 primarily as a result of a $215.7 million increase in the average balance. Interest income on federal funds sold and repurchase agreements increased $3.5 million or 90% during the nine months ended September 30, 1997 as compared to the same period in 1996 due to an increase in the average balance of $88.4 million or 97%.

         INTEREST EXPENSE. The increases in interest expense during the three and nine months ended September 30, 1997 as compared to the same periods in 1996 reflect the Company's continued use of certificates of deposit to fund its asset growth and the issuance of $125.0 million of 11.875% Notes in September 1996. The average amount of the Company's certificates of deposit increased from $1.46 billion during the three and nine months ended September 30, 1996, to $1.96 billion and $1.99 billion during the three and nine months ended September 30, 1997, respectively. Also contributing to the increase in interest expense during 1997 is the interest expense on lines of credit established at OFS (see "Notes, Debentures and other Interest-Bearing Obligations"), which amounted to $2.0 million and $2.3 million during the three and nine months ended September 30, 1997, respectively, as compared to $0 during 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

The following table sets forth the components of the Company's provision for loan losses for the periods indicated.

                                             Three Months                     Nine Months
For the periods ended September 30-    -------------------------       -------------------------
(Dollars in thousands)                    1997            1996            1997           1996
-----------------------------------    ---------------------------------------------------------
Discount loans................         $   4,245       $   3,902       $  20,409       $  17,140
Loan portfolio................              (157)            567           1,330           1,699
                                       ----------      ---------       ---------       ---------
     Total....................         $   4,088       $   4,469       $  21,739       $  18,839
                                       =========       =========       =========       =========

         The amount provided for discount loans during the nine months ended September 30, 1997 included $2.0 million established during the first quarter on single-family residential loans acquired from HUD in 1995 and 1996 which were not included in the March 1997 securitization. The negative loan portfolio loss provision of $(157) during the three months ended September 30, 1997 is primarily due to the recapture of previously established loss provisions in connection with significant payoffs of loans during the third quarter of 1997.

         Although management utilizes its best judgment in providing for possible loan losses, there can be no assurance that the Company will not change its provisions for possible loan losses in subsequent periods to a higher level from that recorded to date in 1997. Changing economic and business conditions, fluctuations in local markets for real estate, future changes in non-performing asset trends, large upward movements in market interest rates or other reasons could affect the Company's future provisions for loan losses. In addition, the OTS, as an integral part of its examination process, periodically reviews the adequacy of the Company's allowances for losses on loans and discount loans. Such agency may require the Company to recognize changes to such allowances for losses based on its judgment about information available to it at the time of examination. For further discussion and analysis regarding the provisions for loan losses, see "Changes in Financial Condition - Allowances for Losses."

         NON-INTEREST INCOME. The following table sets forth the principal components of the Company's non-interest income during the periods indicated.


                                                         Three Months                    Nine Months
For the periods ended September 30-             ---------------------------     ---------------------------
(Dollars in thousands)                              1997            1996            1997           1996
-------------------------------------------     -----------------------------------------------------------

Servicing fees and other charges..........      $    7,321     $    1,158      $   17,402    $    1,945
Gains on sales of interest-earning assets,
     net..................................           5,999          7,979          46,142        17,580
Gain on real estate owned, net............           4,793          5,495           8,628         4,467
Other income..............................           7,318            514           7,898         2,515
                                                -----------    -----------     -----------   -----------
     Total................................      $   25,431     $   15,146      $   80,070    $   26,507
                                                ===========    ===========     ===========   ===========

         The increase in servicing fees and other charges during 1997 was due to an increase in loan servicing and related fees as a result of the Company's increase in loans (primarily sub-prime and non-performing) serviced for others. The average unpaid principal balance of loans serviced for others amounted to $3.03 billion and $2.52 billion during the three and nine months ended September 30, 1997, respectively, as compared to $1.03 billion and $645.1 million during the three and nine months ended September 30, 1996, respectively. Included in servicing fees and other charges during the nine months ended September 30, 1997 was $1.8 million of fees earned in connection with the setup of loans transferred to the Company for servicing during the period, of which $668,000 were earned during the third quarter. In addition, servicing fees and other charges earned during the nine months ended September 30, 1996 included $1.6 million in valuation adjustments as a result of $928,000 and $702,000 charges recorded during the first and third quarters, respectively, to purchased mortgage servicing rights due to a significant increase in prepayments of the underlying loans serviced resulting primarily from refinancings.


         The following table sets forth the Company's loans serviced for others at September 30, 1997.

                             -----------------------   -----------------------   -----------------------   -----------------------
                                 Discount Loans            Sub-prime Loans            Other Loans                  Total
                             -----------------------   -----------------------   -----------------------   -----------------------
                                            No. of                   No. of                    No. of                    No. of
                               Amount        Loans       Amount       Loans       Amount        Loans        Amount       Loans
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                  (Dollars in thousands)
Loans securitized and sold
   with recourse ..........  $  422,960        7,444   $  372,662        3,361   $       --           --   $  795,622       10,805
Loans services for third
   parties ................   1,563,931       24,469      922,010       11,069      159,877        1,156    2,645,818       36,694
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                             $1,986,891       31,913   $1,294,672       14,430   $  159,877        1,156   $3,441,440       47,499
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

         Net gains on sales of interest-earning assets in the third quarter of 1997 were primarily comprised of a $5.4 million gain in connection with the securitization of 910 sub-prime single-family residential loans with an aggregate unpaid principal balance of $102.2 million. The Company continues to service the loans for a fee and has retained an interest in the related residual class security with a book value of $7.0 million. Net gains on sales of interest-earning assets in the third quarter of 1996 were primarily comprised of a $2.5 million gain from the sale of sub-prime single-family residential loans, a $2.0 million gain on the sale of a subordinate security, a $4.5 million gain on the sale of a commercial discount loan, a

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

$539,000  loss on the sale of  multi-family  loans and a $492,000  adjustment to
record  delinquent   single-family  loans  to  sub-prime  borrowers  carried  as available for sale to the lower of cost or market.

         Net gains on sales of interest-earning assets for the nine months ended September 30, 1997 also included (i) a $17.2 million gain in connection with the securitization of 1,783 single-family residential discount loans with an aggregate unpaid principal balance of $170.6 million (of which 1,751 loans with an unpaid principal balance of $168.3 million were discount loans and 32 loans with an unpaid principal balance of $2.3 million were from the loan portfolio) and in which the Company has retained an interest in the related residual class security with a book value of $6.7 million, (ii) a $4.5 million net gain in connection with the securitization of 896 sub-prime single-family residential loans with an aggregate unpaid principal balance of $104.8 million and in which the Company has retained an interest in the related residual class security with a book value of $7.1 million, (iii) a $2.6 million gain on the sale of mortgage-related securities to OAIC, (iv) $2.7 million of gains from the sales of single-family sub-prime loans, (v) $3.5 million of gains from sales of certain large commercial loans in the Company's discount loan portfolio and (vi) a $9.5 million net gain in connection with the securitization completed in March 1997 of single-family residential mortgage loans acquired from HUD in 1995 and 1996 and in which the Company has retained an interest in the related residual class security with a book value of $3.0 million.

         The following table sets forth the results of the Company's investment in real estate owned, which was primarily related to the discount loan portfolio, during the periods indicated:

                                                  Three Months                Nine Months
For the periods ended September 30-       ---------------------------  -----------------------
(Dollars in thousands)                       1997            1996          1997        1996
---------------------------------------   ---------------------------  -----------------------

Gains on sales.........................   $   9,171      $   9,730     $  19,637     $  17,758
Provision for loss in fair value.......      (2,478)        (4,013)       (4,725)      (13,801)
Rental income (carrying costs), net....      (1,900)          (222)       (6,284)          510
                                          ----------    -----------    ----------    ---------
  Gain on real estate owned, net.......   $   4,793      $   5,495     $   8,628     $   4,467
                                          =========      =========     =========     =========

         Included in other income for the three and nine months ended September 30, 1997 is a $6.3 million gain recognized in connection with the sale of an investment in low-income housing tax credit project.

         NON-INTEREST EXPENSE. The following table sets forth the principal components of the Company's non-interest expense during the periods indicated.

                                                           Three Months          Nine Months
For the periods ended September 30-                  -----------------------  -------------------
(Dollars in thousands)                                  1997       1996         1997       1996
---------------------------------------------------  -----------------------  -------------------

Compensation and employee benefits ................   $ 20,471   $  8,431    $ 55,069   $ 23,170
Occupancy and equipment ...........................      5,029      2,151      11,818      6,378
Net operating loss (income) on investments in real
  estate and  certain low-income housing tax credit
  interests .......................................        622       (161)      1,819        (99)

Savings Association Insurance Fund recapitalization
    assessment ....................................         --      7,140          --      7,140
Other operating expenses ..........................      5,097      3,970      16,289     10,496
                                                      --------   --------    --------   --------
   Total ..........................................   $ 31,219   $ 21,531    $ 84,995   $ 47,085
                                                      ========   ========    ========   ========

         The increases in compensation and employee benefits during the three and nine months ended September 30, 1997 reflect increases in the average number of full-time equivalent employees as well as increases in profit sharing expense in line with improved earnings. The average number of full-time equivalent employees was 944 and 795 during the three and nine months ended September 30, 1997, respectively, and 402 and 368 during the three and nine months ended September 30, 1996, respectively. Profit sharing expenses accounted for $4.4 million of the $12.0 million increase in compensation and benefits during the third quarter of 1997 as compared to the same period in 1996, and $11.2 million of the $31.9 million increase during the nine months ended September 30, 1997 as compared to the same period in 1996.

         The increases in occupancy and equipment expenses during the three and nine months ended September 30, 1997, as compared to the same periods in the prior year, were primarily due to increases in data processing costs, general

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

office equipment expenses and rent expense, all largely attributable to the increase in leased corporate and loan production office space and the increase in employees discussed above.

         Net operating losses on investments in real estate and certain low-income housing tax credit interests, which includes hotel operations, increased $783,000 and $1.9 million during the three and nine months ended September 30, 1997, respectively, primarily as a result of net operating losses and depreciation expense on low-income housing tax credit properties placed in service during 1997. The associated tax credits on such projects are reported as a reduction of income tax expense. See "Income Tax Expense" below.

         Included in non-interest expense for the three and nine months ended September 30, 1996 is a $7.1 million non-recurring expense related to the FDIC's assessment to recapitalize the SAIF.

         Other operating expenses increased by $1.1 million during the three months ended September 30, 1997 as compared to the comparable period in the prior year primarily due to a $763,000 increase in loan related expenses. Other operating expenses increased $5.8 million during the nine months ended September 30, 1997, as compared to the comparable period in the prior year primarily due to a $2.2 million increase in loan related expenses, a $1.4 million reserve established for a receivable, a $1.1 million increase in professional fees, a $636,000 increase in amortization of offering costs, $600,000 of certain other one-time charges and $310,000 of amortization of excess of purchase price over net assets acquired, offset in part by a $1.3 million decrease in FDIC insurance premiums.

         DISTRIBUTIONS ON COMPANY-OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY. In August 1997, Ocwen Capital Trust I, a wholly owned subsidiary of Ocwen, issued $125.0 million of 10 7/8% Capital Securities. Cash distributions on the Capital Securities accrue from the date of original issuance and payable semi-annually in arrears on February 1, and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10 7/8% of the liquidation amount of $1,000 per Capital Security. Through September 30, 1997, the Company has accrued $1.9 million of distributions payable to holders of the Capital Securities.

         EQUITY IN EARNINGS OF INVESTMENT IN JOINT VENTURES. Equity in earnings of investment in joint ventures of $546,000 and $4.1 million for the three months ended September 30, 1997 and 1996, respectively, and $16.2 million and $5.2 million for the nine months ended September 30, 1997 and 1996, respectively, relates to the LLC, the joint venture formed in March 1996 to acquire discount single-family residential loans from HUD. The Company's earnings from this joint venture consist of 50% of the net income of the LLC before deduction of the Company's 50% share of loan servicing fees, which are paid 100% to the Company. Net income of the joint venture is primarily attributable to interest income on discount loans and gains on the sale of discount loans, including a $9.2 million gain in connection with the securitization of HUD loans in March 1997. Equity in earnings for the nine months ended September 30, 1997 includes the recapture of $3.3 million of valuation allowances established in 1996 by the Company on its equity investment in the LLC as a result of the resolution and securitization of loans during 1997. See Note 3 to the Interim Consolidated Financial Statements included in
Item 1 hereof.

         INCOME TAX EXPENSE. Income tax expense amounted to $6.2 million and $157,000 during the three months ended September 30, 1997 and 1996, respectively, and $14.9 million and $2.1 million during the nine months ended September 30, 1997 and 1996, respectively. The Company's income tax expense is reported net of tax credits of $3.9 million and $2.3 million during the third quarter of 1997 and 1996, respectively, and $10.3 million and $7.2 million during the nine months ended September 30, 1997 and 1996, respectively, resulting from the Company's investment in certain low-income housing tax credit interests. Exclusive of such amounts, the Company's effective tax rate amounted to 38.3% and 33.4% during the three months ended September 30, 1997 and 1996, respectively, and 35.8% and 34.3% during the nine months ended September 30, 1997 and 1996, respectively. See "Changes in Financial Condition-Investments in Low Income Housing Tax Credit Interests" for additional information regarding tax credits.

         MINORITY INTEREST. Minority interest in net loss of consolidated subsidiary represents the loss attributable to the 20% interest in OFS owned by Admiral.

CHANGES IN FINANCIAL CONDITION

         GENERAL. From December 31, 1996 to September 30, 1997 total assets increased by $472.6 million or 19%. This increase was primarily due to a $410.4 million increase in discount loans, a $63.6 million increase in the loans available for sale, a $53.7 million increase in cash and cash equivalents, a $45.7 million increase in real estate owned, a $45.1 million increase in investment securities and a $29.0 million increase in escrow advances and other assets, offset in part by an $89.3 million decrease in securities available for sale, a $75.6 million decrease in securities held for trading and a $44.0 million decrease in investment in joint ventures. Total liabilities increased by $131.8 million from December 31, 1996 to September 30, 1997 and was primarily due to a $51.2 million increase in deposits and a $142.7 million increase in notes, debentures and other interest bearing obligations, offset by a $71.5 million decrease in securities sold under agreements to repurchase.

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

         SECURITIES AVAILABLE FOR SALE. At September 30, 1997, an aggregate of $4.5 million of net unrealized gains, net of related deferred taxes of $2.7 million on securities classified as available for sale, were included in stockholders' equity, as compared to $3.5 million of net unrealized gains at December 31, 1996, net of related deferred taxes of $2.0 million.

         The following table sets forth the carrying value (which represents market value) of the Company's securities available for sale at the dates indicated.

                                                              September 30,        December 31,
                                                                   1997                1996
                                                              ---------------     --------------
                                                                    (Dollars in thousands)
Mortgage-related securities:
   Single-family residential:
     AAA-rated CMOs....................................       $       39,575      $       73,935
     FHLMC interest only...............................               58,101              47,571
     FNMA interest only................................               60,968              49,380
     AAA-rated interest only...........................               29,840               1,173
     Subordinates......................................               37,335              19,164
     REMIC residuals...................................               25,515              20,560
     Futures contracts.................................                 (120)             (1,921)
                                                              ---------------     --------------
                                                                     251,214             209,862
                                                              --------------      --------------
   Multi-family residential and commercial:
     AAA-rated interest only...........................                1,812              83,590
     Non-investment grade interest only................                2,190               3,799
     Subordinates......................................                9,507              57,534
     Futures contracts.................................                   --                (780)
                                                              --------------      --------------
                                                                      13,509             144,143
                                                              --------------      --------------
       Total...........................................       $      264,723      $      354,005
                                                              ==============      ==============

         The Company's securities available for sale of $264.7 million at September 30, 1997 decreased by $89.3 million or 25% from December 31, 1996 due primarily to $208.9 million of sales, $30.1 million of maturities and principal repayments and $33.7 million of net premium amortization, offset in part by $193.2 million of purchases.

         The Company currently plans not to purchase subordinate classes of mortgage-related securities created by unaffiliated parties. The Company held five such securities with a carrying value of $32.0 million at March 31, 1997, which subsequently were sold to OAIC on May 19, 1997. The Company may retain subordinate classes or REMIC residuals resulting from the securitization of assets held by it directly or indirectly through the Bank and investments in joint ventures, although any such securities held by the Bank will be distributed to Ocwen as a dividend, subject to the Bank's ability to declare such dividends under applicable limitations. Two such securities with an aggregate book value of $19.5 million were distributed to Ocwen in the form of a dividend during June 1997. At September 30, 1997, the Bank held five subordinate securities and one residual security with an aggregate carrying value and book value of $45.0 million and $37.8 million, respectively, of which one subordinate security and one residual security with an aggregate book value of $14.3 million were dividended to Ocwen in November 1997.

         LOANS AVAILABLE FOR SALE. The Company's loans available for sale at September 30, 1997, which are carried at the lower of cost or fair value, increased by $63.6 million or 50% from December 31, 1996 and consist primarily of single-family residential loans to sub-prime borrowers. The Company generally intends to sell or securitize its single-family residential loans to sub-prime borrowers and, as a result, all of such loans were classified as available for sale at September 30, 1997 and December 31, 1996. The Company's single-family residential lending activities to sub-prime borrowers is conducted by OFS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the composition of the Company's loans available for sale by type of loan at the dates indicated.

                                                               September 30,      December 31,
                                                                    1997              1996
                                                               --------------     -------------
                                                                    (Dollars in thousands)
Single-family residential loans...................              $    189,466       $    111,980
Multi-family residential loans....................                         -             13,657
Consumer loans....................................                       546                729
                                                               --------------     -------------
                                                               $     190,012       $    126,366
                                                               ==============     =============

The following table sets forth the activity in the Company's net loans available for sale during the periods indicated.

                                                  Three Months              Nine Months
For the periods ended September 30, -      ----------------------    ----------------------
(Dollars in thousands)                        1997         1996         1997         1996
----------------------------------------   ---------    ---------    ---------    ---------
Balance at beginning of period .........   $ 103,627    $  84,078    $ 126,366    $ 251,790
Purchases:
   Single-family residential ...........      24,102       95,266       86,606      226,960
   Multi-family residential ............          --           --           --       10,456
                                           ---------    ---------    ---------    ---------
                                              24,102       95,266       86,606      237,416
                                           ---------    ---------    ---------    ---------
Originations:
   Single-family residential ...........     170,752        1,434      297,254        2,154
Sales ..................................    (101,271)    (107,267)    (289,119)    (392,440)
Increase in lower of cost
 or market reserve .....................        (683)        (492)      (1,125)      (2,282)
Loans transferred to loan portfolio ....          --           --      (13,694)          (9)
Principal repayments, net of capitalized
   interest ............................      (5,724)      (1,109)     (11,975)     (23,552)
Transfer to real estate owned ..........        (791)      (1,662)      (4,301)      (2,829)
                                           ---------    ---------    ---------    ---------
   Net increase (decrease) in loans ....      86,385      (13,830)      63,646     (181,542)
                                           ---------    ---------    ---------    ---------
Balance at end of period ...............   $ 190,012    $  70,248    $ 190,012    $  70,248
                                           =========    =========    =========    =========

During the nine months ended September 30, 1997 and 1996 the Company purchased and originated $379.8 million and $230.6 million, respectively, of single-family residential loans to sub-prime borrowers. The Company also sold $285.1 million of sub-prime loans during the nine months ended September 30, 1997 for a gain of $12.7 million. Of the $285.1 million and $377.5 million of sub-prime loans sold during the nine months ended September 30, 1997 and 1996, respectively, $207.0 million and $219.6 million, respectively, were the result of the Company's securitization of such loans.

The following table presents a summary of the Company's non-performing loans (loans which were past due 90 days or more) in the loans available for sale portfolio at the dates indicated:

                                               September 30,      December 31,
                                                   1997               1996
                                               -----------        -----------
                                                   (Dollars in thousands)

Non-performing loans:
   Single-family........................       $    12,601        $    14,410
   Consumer.............................                42                 36
                                               -----------        -----------
                                               $    12,643        $    14,446

 Non-performing loans as a percentage of:
   Total loans available for sale.......              6.65%             11.43%
   Total assets ........................              0.43%              0.58%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

Non-performing loans available for sale consist primarily of sub-prime single-family residential loans, reflecting the higher risks of default associated with such loans. Although sub-prime loans generally have higher levels of default than prime loans, the Company believes that the borrower's equity in the secured property and its expertise in the area of resolution of non-performing loans will mitigate any resulting losses.

         INVESTMENT SECURITIES. Investment securities increased by $45.1 million from December 31, 1996 to September 30, 1997 as a result of the Company's $43.1 million investment in 9.8% of the outstanding common stock of OAIC and a $2.0 million increase in the required holdings of FHLB stock. At September 30, 1997 a $13.4 million net unrealized gain, net of related deferred taxes of $1.8 million, was included in stockholders' equity in connection with the Company's investment in the outstanding common stock of OAIC.

         DISCOUNT LOAN PORTFOLIO. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated.

                                      September 30,  December 31,
                                          1997           1996
                                      -----------    -----------
                                        (Dollars in thousands)
Single-family residential loans (1)   $ 1,047,192    $   504,049
Multi-family residential loans ....       241,981        341,796
Commercial real estate loans ......       515,082        465,801
Other loans .......................         1,864          2,753
                                      -----------    -----------
   Total discount loans ...........     1,806,119      1,314,399
Unaccreted discount ...............      (316,531)      (241,908)
Allowance for loan losses .........       (18,337)       (11,538)
                                      -----------    -----------
   Discount loans, net ............   $ 1,471,251    $ 1,060,953
                                      ===========    ===========

(1) Does not include the Company's 50% ownership interest in the LLC, which held $31.2 million and $110.7 million of discount single-family residential loans at September 30, 1997 and December 31, 1996, respectively. See "Changes in Financial Condition - Investment in Joint Ventures" below. Inclusive of the Company's pro rata interest in such loans, the Company's discount loans, net amounted to $1.49 billion and $1.12 billion at September 30, 1997 and December 31, 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

The following tables set forth the activity in the Company's gross discount loan portfolio during the periods indicated.

                                                      Three months ended September 30,
                                         --------------------------------------------------------
                                                     1997                         1996
                                         ----------------------------- --------------------------
                                                           No. of                        No. of
                                           Balance         Loans          Balance         Loans
                                         -----------    -----------    -----------    -----------
                                                              (Dollars in thousands)

Balance at beginning of period .......   $ 1,590,427         11,110    $   830,321          3,344
Acquisitions .........................       445,869          6,455        509,819          2,507
Resolutions and repayments ...........      (160,277)          (786)       (76,380)          (310)
Loans transferred to real estate owned       (69,900)          (358)       (47,767)          (232)
Sales ................................            --             --        (12,987)            (3)
                                         -----------    -----------    -----------    -----------
Balance at end of period .............   $ 1,806,119         16,421    $ 1,203,006          5,306
                                         ===========    ===========    ===========    ===========

                                                      Nine months ended September 30,
                                         --------------------------------------------------------
                                                     1997                         1996
                                         ----------------------------- --------------------------
                                                           No. of                        No. of
                                           Balance         Loans          Balance         Loans
                                         -----------    -----------    -----------    -----------
                                                              (Dollars in thousands)

Balance at beginning of period .......   $ 1,314,399          5,460    $   943,529          4,543
Acquisitions (1) .....................     1,288,220         16,209        671,630          2,651
Resolutions and repayments ...........      (358,054)        (1,512)      (265,160)          (952)
Loans transferred to real estate owned      (190,398)        (1,102)      (107,380)          (676)
Sales ................................      (248,048)        (2,634)       (39,613)          (260)
                                         -----------    -----------    -----------    -----------
Balance at end of period .............   $ 1,806,119         16,421    $ 1,203,006          5,306
                                         ===========    ===========    ===========    ===========

(1) During the nine months ended September 30, 1997, acquisitions consisted of $949.9 million of single-family residential loans, $57.6 million of multi-family residential loans and $280.7 million of commercial real estate and land loans. Included in acquisitions for the nine months ended September 30, 1997 are the Company's approximate one-half allocated share of (i) 13,781 single-family residential loans acquired by the Company and its co-investor at an auction by HUD during the first quarter with an aggregate unpaid principal balance of $855.7 million for a purchase price of $757.4 million and (ii) 10,992 single-family residential loans acquired by the Company and its co-investor at an auction by HUD during the third quarter with an aggregate unpaid principal balance of $692.0 million for a purchase price of $585.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated.

                                                   September 30, 1997        December 31, 1996
                                                 ----------------------   ----------------------
                                                 Principal                Principal
                                                  Amount     % of Loans    Amount     % of Loans
                                                ----------   ----------   ---------   ----------
Loans without Forbearance Agreements:
   Current ..................................   $  422,574       23.40%  $  572,043       43.52%
   Past due 31 to 89 days ...................       13,074        0.72       19,458        1.48
   Past due 90 days or more .................      571,483       31.64      506,113       38.51
   Acquired and servicing not yet transferred       79,731        4.41      149,564       11.38
                                                ----------      ------   -----------     ------
     Subtotal ...............................    1,086,862       60.17    1,247,178       94.89
                                                ----------      ------   -----------     ------
Loans with Forbearance Agreements:
   Current ..................................       86,253        4.78        7,554        0.57
   Past due 31 to 89 days ...................       10,864        0.60        2,703        0.21
   Past due 90 days or more  (1) ............      622,140       34.45       56,964        4.33
                                                ----------      ------   -----------     ------
     Subtotal ...............................      719,257       39.83       67,221        5.11
                                                ----------      ------   -----------     ------

Total .......................................   $1,806,119      100.00%  $1,314,399      100.00%
                                                ==========      ======   ==========      ======

(1) Includes $345.0 million of loans which were less than 90 days past due under the terms of the forbearance agreements at September 30, 1997, of which $297.0 million were current and $48.0 million were past due 31 to 89 days.

         For discussion and analysis regarding the allowance for loan losses on discount loans, see "Changes in Financial Condition - Allowance for Losses" below.

         LOAN PORTFOLIO. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                        September 30, December 31,
                                            1997         1996
                                         ---------    ---------
                                          (Dollars in thousands)

Single-family residential loans ......   $  48,805    $  73,186
Multi-family residential loans .......      86,918       67,842
Commercial real estate and land loans:
   Hotel .............................     173,249      200,311
   Office buildings ..................     122,732      128,782
   Land ..............................       1,167        2,332
   Other .............................      18,796       25,623
                                         ---------    ---------
     Total ...........................     315,944      357,048
Commercial non-mortgage ..............          --        2,614
Consumer .............................         300          424
                                         ---------    ---------
     Total loans .....................     451,967      501,114
Undisbursed loan funds ...............     (50,075)     (89,840)
Unaccreted discount ..................      (4,635)      (5,169)
Allowance for loan losses ............      (4,734)      (3,523)
                                         ---------    ---------
     Loans, net ......................   $ 392,523    $ 402,582
                                         =========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated.

                                                       Three months             Nine months
For the periods ended September 30 -             ----------------------    ----------------------
(Dollars in thousands)                              1997         1996         1997         1996
----------------------------------------------   ---------    ---------    ---------    ---------
Balance at beginning of period ...............   $ 507,300    $ 389,124    $ 501,114    $ 342,649
Originations:
   Single-family residential loans ...........         218        3,125        1,987       10,681
   Multi-family residential loans ............         257       67,515       12,994      112,764
   Commercial real estate loans and land loans       2,835       80,595       50,035      133,511
   Commercial non-mortgage and consumer loans           --        1,500        1,134        1,500
                                                 ---------    ---------    ---------    ---------
     Total loans originated ..................       3,310      152,735       66,150      258,456
                                                 ---------    ---------    ---------    ---------
Purchases ....................................          --          278           78          278
Sales ........................................          --           --       (2,346)          --
Loans transferred from available for sale ....          --           --       13,802            6
Principal repayments, net of capitalized
 interest ....................................     (58,481)     (33,332)    (126,316)     (92,026)
Transfer to real estate owned ................        (162)        (607)        (515)      (1,165)
                                                 ---------    ---------    ---------    ---------
     Net (decrease) increase in loans ........     (55,333)     119,074      (49,147)     165,549
                                                 ---------    ---------    ---------    ---------
Balance at end of period .....................   $ 451,967    $ 508,198    $ 451,967    $ 508,198
                                                 =========    =========    =========    =========

         The following table presents a summary of the Company's non-performing loans (loans which are past due 90 days or more) in the loan portfolio and significant ratios at the dates indicated:

                                                                   September 30,     December 31,
                                                                        1997             1996
                                                                  ---------------   ---------------
                                                                       (Dollars in thousands)
Non-performing loans (1):
   Single-family residential loans............................    $        1,957     $        2,123
   Multi-family residential loans.............................             7,583                106
   Consumer and other loans...................................                33                 55
                                                                  ---------------   ---------------
                                                                  $        9,573     $        2,284
                                                                  ==============     ==============
Non-performing loans as a percentage of:
   Total loans (2)............................................              2.44%              0.56%
   Total assets...............................................              0.32%              0.09%


(1) The Company did not have any loans which were accruing interest but past due 90 days or more at the dates indicated.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the allocation of the Company's allowance for loan losses at the dates indicated by loan category and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:


                                      September 30, 1997                     December 31, 1996
                              ---------------------------------    ---------------------------------
                                             Gross                                Gross
                                             Loan                                 Loan
                              Allowance     Balance     Percent    Allowance     Balance     Percent
                              ---------     -------     -------    ---------     -------     -------
Loan Portfolio:
   Single-family .........   $      378   $   48,805       10.8% $      520   $   73,186       14.6%
   Multi-family ..........        1,783       86,918       19.2%        673       67,842       13.5%
   Commercial real estate.        2,556      315,944       69.9%      2,299      357,048       71.3%
   Commercial non-mortgage           --           --                     11        2,614        0.5%
   Consumer ..............           17          300        0.1%         20          424        0.1%
                             ----------   ----------      ------    ----------   ----------    -----
                             $    4,734   $  451,967      100.0% $    3,523   $  501,114      100.0%
                             ==========   ==========      ======    ==========   ==========    =====
Discount loan portfolio:
   Single-family .........   $   10,467   $1,047,192       58.0% $    3,528   $  504,049       38.4%
   Multi-family ..........        3,375      241,981       13.4%      3,124      341,796       26.0%
   Commercial real estate.        4,495      515,082       28.5%      4,886      465,801       35.4%
   Other .................           --        1,864        0.1%         --        2,753        0.2%
                             ----------   ----------      ------    ----------   ----------    -----
                             $   18,337   $1,806,119      100.0% $   11,538   $1,314,399      100.0%
                             ==========   ==========      ======    ==========   ==========    =====


         The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

         The following table summarizes activity in the allowance for loan losses by portfolio and property type during the nine months ended September 30, 1997.

                             Balance                                           Balance
                           December 31,                                     September 30,
                               1996     Additions  Charge-offs  Recoveries      1997
                            ---------   ---------  -----------  ---------- --------------
Loan Portfolio:
   Single-family ..........  $    520   $    (23)   $   (119)   $     --   $      378
   Multi-family ...........       673      1,110          --          --        1,783
   Commercial real estate..     2,299        257          --          --        2,556
   Commercial non-mortgage.        11        (11)         --          --           --
   Consumer ...............        20         (3)         --          --           17
                             --------   --------    --------    --------   ----------
                             $  3,523   $  1,330    $   (119)   $     --   $    4,734
                             ========   ========    ========    ========   ==========
Discount loans:
   Single-family .........   $  3,528   $ 15,768    $ (9,164)        335   $   10,467
   Multi-family ..........      3,124      1,739      (1,488)         --        3,375
   Commercial ............      4,886      2,902      (3,293)         --        4,495
                             --------   --------    --------    --------   ----------
                             $ 11,538   $ 20,409    $(13,945)   $    335   $   18,337
                             ========   ========    ========    ========   ==========

INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS. In 1993, the Company commenced a program to invest in multi-family residential projects which have been allocated low income housing tax credits under Section 42 of the Internal Revenue Code by a state tax credit allocating agency. At September 30, 1997 the Company had $92.3 million of investments in low-income housing tax credit interests as compared to $93.3 million at December 31, 1996. On September 26, 1997 the Company completed the sale of its investment in a low-income housing tax credit project and realized a gain of $6.3 million on proceeds of $22.0 million.

         Investments by the Company in low-income housing tax credit interests made on or after May 18, 1995 in which the Company invests solely as a limited partner, which amounted to $29.1 million at September 30, 1997, are accounted for using the equity method in accordance with the consensus of the Emerging Issues Task Force through Issue Number 94-1. Limited partnership investments made prior to May 18, 1995, which amounted to $32.1 million at September 30, 1997, are accounted for under the effective yield method as a reduction of income tax expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

Low-income housing tax credit partnerships in which the Company invests as both a limited and, through a subsidiary, general partner amounted to $31.1 million at September 30, 1997 and are presented on a consolidated basis.

         INVESTMENT IN JOINT VENTURES. The Company's investment in joint ventures decreased 65% from $67.9 million at December 31, 1996 to $23.9 million at September 30, 1997. The decrease in investment in joint ventures is primarily due to the sale of loans and real estate owned by the LLC, including the $51.7 million securitization of loans in March 1997, offset in part by the Company's $1.1 million investment in BCFL in January 1997. The Company's investment in the LLC amounted to $22.9 million and $67.9 million at September 30, 1997 and December 31, 1996, respectively, and is net of valuation allowances of $1.8 million and $5.1 million, respectively. See Note 3 to the Interim Consolidated Financial Statements included in Item 1 hereof.

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

         The following table sets forth information relating to the payment status of the HUD Loans (gross principal amount) at the dates indicated.

                                                       September 30, 1997          December 31, 1996
                                                      ---------------------     ----------------------
                                                      Principal    % of HUD     Principal     % of HUD
                                                       Amount        Loans        Amount        Loans
                                                      ---------     -------     ---------      -------
HUD Loans without Forbearance Agreements:
   Current.......................................     $   2,141       4.69%     $   6,709         4.21%
   Past due 31 to 89 days:.......................           507       1.11          3,011         1.89
   Past due 90 days or more......................        17,291      37.85         84,509        53.02
                                                      ---------     ------      ---------      -------
     Subtotal....................................        19,939      43.65         94,229        59.12
                                                      ---------     ------      ---------      -------
HUD Loans with Forbearance Agreements:
   Current.......................................         2,551       5.59          4,867         3.05
   Past due 31 to 89 days........................           693       1.52          5,168         3.24
   Past due 90 days or more  (1).................        22,492      49.24         55,141        34.59
                                                      ---------     ------      ---------      -------
     Subtotal....................................        25,736      56.35         65,176        40.88
                                                      ---------     ------      ---------      -------
Total............................................     $  45,675     100.00%     $ 159,405       100.00%
                                                      =========     ======      =========       ======


(1) Includes $20.6 million of loans which were less than 90 days past due under the terms of the forbearance agreements at September 30, 1997, of which $19.0 million were current and $1.6 million were past due 31 to 89 days.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth certain information relating to the Company's real estate owned at the dates indicated:

                                                                September 30,        December 31,
                                                                    1997                 1996
                                                                ------------        ----------------
                                                                       (Dollars in thousands)
Discount loan portfolio:
   Single-family residential................................    $     65,150        $         49,728
   Multi-family residential.................................          22,207                  14,046
   Commercial real estate...................................          59,285                  36,264
                                                                ------------        ----------------
     Total..................................................         146,642                 100,038
   Loan portfolio...........................................             323                     592
   Loans available for sale portfolio.......................           2,392                   3,074
                                                                ------------        ----------------
                                                                $    149,357        $        103,704
                                                                ============        ================

         The following table sets forth the activity in the valuation allowance on real estate owned for the periods indicated.

                                              Three Months                         Nine Months
For the period ended September 30      ---------------------------        ---------------------------
(Dollars in thousands)                     1997            1996               1997             1996
------------------------------------   -----------      ----------        -----------      ----------
Balance at beginning of period....     $    5,633       $    9,736        $   11,493       $    4,606
Provision for loss in fair value..          2,478            4,013             4,725           13,801
Charge-offs and sales.............         (2,307)          (2,776)          (10,414)          (7,434)
                                       ----------       ----------        ----------       ----------
Balance at end of period..........     $    5,804       $   10,973        $    5,804       $   10,973
                                       ==========       ==========        ==========       ==========

         The decline in the valuation allowance on real estate owned is primarily due to increased write offs of loans before transfer to real estate owned and the reversal of valuation allowance in connection with sales of real estate owned.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the activity in real estate owned during the periods indicated.

                                                 Three months ended September 30,
                                     ----------------------------------------------------
                                                  1997                    1996
                                     ----------------------------------------------------
                                                        No. of                   No. of
                                        Amount        Properties    Amount     Properties
                                     ----------       ----------  ----------   ----------
                                                      (Dollars in thousands)

Balance at beginning of period .....   $ 117,703          866    $ 133,604        1,024
  Properties acquired through
    foreclosure or deed-in-lieu
       thereof .....................      49,158          372       35,559          253
  Acquired in connection with
    acquisitions of discount loans .      20,823          176          674            4
Sales ..............................     (38,156)        (308)     (53,632)        (373)
Change in allowance ................        (171)          --       (1,237)          --
                                       ---------    ---------    ---------    ---------
Balance at end of period ...........   $ 149,357        1,106    $ 114,968          908
                                       =========    =========    =========    =========


                                                 Nine months ended September 30,
                                     ---------------------------------------------------
                                                  1997                    1996
                                     ---------------------------------------------------
                                                      No. of                    No. of
                                        Amount      Properties    Amount      Properties
                                     -----------    ----------   ---------    ----------
                                                      (Dollars in thousands)

Balance at beginning of period .....   $ 103,704          825    $ 166,556        1,070
  Properties acquired through
    foreclosure or deed-in-lieu
    thereof ........................     139,416        1,149       78,818          716
  Acquired in connection with
    acquisitions of discount loans .      21,963          196        2,314            7
Sales ..............................    (121,415)      (1,064)    (126,353)        (885)
Change in allowance ................       5,689           --       (6,367)          --
                                       ---------    ---------    ---------    ---------
Balance at end of period ...........   $ 149,357        1,106    $ 114,968          908
                                       =========    =========    =========    =========

The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated.

                                             September 30,        December 31,
                                                 1997                1996
                                            ---------------    -----------------
                                                   (Dollars in thousands)

One to two months.......................    $        49,775     $        17,695
Three to four months....................             46,566              15,291
Five to six months......................             17,752              14,348
Seven to twelve months..................             18,217              13,004
Over twelve months......................             17,047              43,366
                                            ---------------     ---------------
                                            $       149,357     $       103,704
                                            ===============     ===============

         INVESTMENT IN REAL ESTATE. In conjunction with its multi-family and commercial real estate lending business activities, the Company has made certain acquisition, development and construction loans in which the Company participates in the expected residual profits of the underlying real estate and the borrower has not made an equity contribution substantial to the overall project. As such, the Company accounts for these loans under the equity method of accounting as though it has made an investment in a real estate limited partnership. The Company's investment in such loans increased to $55.9 million at September 30, 1997, as compared to $24.9 million at December 31, 1996 primarily as a result of additional funding under existing commitments. In the near term, the Company does not intend,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

except for commitments outstanding, to originate new loans in which it participates in the residual profits in underlying real estate.

         The Company's investment in the Hotel decreased to $1.3 million at September 30, 1997 from $16.1 million at December 31, 1996 primarily as a result of the Company's sale of a 69% partnership interest in the Hotel on July 15, 1997 for a minimal gain.

         DEFERRED TAX ASSET. At September 30, 1997 the deferred tax asset, net of deferred tax liabilities, amounted to $14.6 million, an increase of $8.7 million from the $5.9 million deferred tax asset at December 31, 1996. At September 30, 1997, the gross deferred tax asset amounted to $24.5 million and consisted primarily of $1.5 million of mark-to-market adjustments and reserves on real estate owned, $4.0 million of deferred interest expense on the discount loan portfolio, $9.1 million of valuation allowance reserves, $3.2 million of profit sharing expense and $1.5 million of contingency reserves, and the gross deferred tax liability amounted to $9.9 million and consisted of primarily of $3.2 million of deferred interest income on the discount loan portfolio, $1.8 million related to hedging transactions and $2.1 million of mark-to-market adjustments on securities available for sale. At December 31, 1996, the gross deferred tax asset amounted to $15.1 million and consisted primarily of $3.7 million related to tax residuals, $3.5 million of mark-to-market adjustments and reserves on real estate owned and $3.9 million of deferred interest expense on the discount loan portfolio, and the gross deferred tax liability amounted to $9.2 million and consisted primarily of $4.6 million of deferred interest income on the discount loan portfolio and $2.1 million of mark-to-market adjustments on certain securities available for sale.

         As a result of the Company's earnings history, current tax position and taxable income projections, management believes that the Company will generate sufficient taxable income in future years to realize the deferred tax asset which existed at September 30, 1997. In evaluating the expectation of sufficient future taxable income, management considered future reversals of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was not required at September 30, 1997 because it was management's assessment that, based on available information, it is more likely than not that all of the deferred tax asset will be realized. A valuation allowance will be established in the future to the extent of a change in management's assessment of the amount of the net deferred tax asset that is expected to be realized.

         EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED. During the second quarter of 1997, the Company consolidated its sub-prime single-family lending operations within OFS in connection with its acquisition of substantially all of the assets of Admiral. The excess of purchase price over net assets acquired related to this transaction amounted to $10.9 million at September 30, 1997 and is being amortized on a straight-line basis over a period of 15 years.

         DEPOSITS. Deposits increased $51.2 million from December 31, 1996. The increase in deposits during 1997 was primarily the result of a $130.5 million increase in brokered deposits obtained through national investment banking firms which solicit deposits from their customers, which amounted to $1.35 billion at September 30, 1997, as compared to $1.22 billion at December 31, 1996, offset by a $98.0 million decrease in deposits obtained through direct solicitation and marketing efforts to regional and local investment banking firms, institutional investors and high net worth individuals. Deposits obtained in this manner amounted to $442.6 million at September 30, 1997, as compared to $540.6 million at December 31, 1996. At September 30, 1997 the Company had $187.5 million of certificates of deposit in amounts of $100,000 or more, including $87.0 million of deposits of states and political subdivisions in the U.S. which are secured or collateralized as required under state law. For additional information, see "- Liquidity, Commitments and Off-Balance Sheet Risks" below.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase decreased $71.5 million to $3.1 million from December 31, 1996 to September 30, 1997. From time to time, the Company utilizes such collateralized borrowings as additional sources of liquidity.

         NOTES, DEBENTURES AND OTHER INTEREST-BEARING OBLIGATIONS. Notes, debentures and other interest-bearing obligations increased by $142.7 million from December 31, 1996 to September 30, 1997 primarily as a result of $141.2 million in borrowings under new lines of credits established at OFS which have a one-year term and interest rates which float in accordance with a designated prime rate (see "Liquidity, Commitments and Off-Balance Sheet Risks") and the issuance of $2.1 million in short-term notes payable. Notes, debentures and other

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

interest-bearing obligations also consist of $100.0 million of 12% Debentures issued by the Bank in June 1995 and due June 2005, and $125.0 million of 11.875% Notes issued by the Company in September 1996 and due September 2003.

         COMPANY-OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY. In August 1997, Ocwen Capital Trust I, a wholly owned subsidiary of Ocwen, issued $125.0 million of 10 7/8% Capital Securities. Proceeds from issuance of the Capital Securities were invested in 10 7/8% Junior Subordinated Debentures issued by Ocwen. The Junior Subordinated Debentures, which represent the sole assets of the Trust, will mature on August 1, 2027. Intercompany transactions between Ocwen Capital Trust I and the Company, including the Junior Subordinated Debentures, are eliminated in the consolidated financial statements of the Company.

         Holders of the Capital Securities will be entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10 7/8% of the liquidation amount of $1,000 per Capital Security. Payment of distributions out of moneys held by Ocwen Capital Trust I, and payments on liquidation of Ocwen Capital Trust I or the redemption of Capital Securities, are guaranteed by the Company to the extent Ocwen Capital Trust I has funds available. If the Company does not make principal or interest payments on the Junior Subordinated Debentures, Ocwen Capital Trust I will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until Ocwen Capital Trust I has sufficient funds available therefor. Through September 30, 1997, the Company had accrued $1.9 million of distributions payable to holders of the Capital Securities.

         STOCKHOLDERS' EQUITY. Stockholders' equity increased by $214.4 million or 105% from December 31, 1996 to September 30, 1997. The increase in stockholders' equity during this period was primarily attributable to $142.0 million of net proceeds resulting from the sale of 3,450,000 shares of common stock, net income of $56.0 million and an increase of $14.4 million in the unrealized gain on equity securities and securities available for sale. See the Consolidated Statements of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements included in Item 1 hereof.

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

         The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. These techniques include interest rate exchange agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate exchange agreements are utilized by the Company to protect against the decrease in value of a fixed-rate asset or the increase in borrowing cost from a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. At September 30, 1997, the Company had entered into interest rate exchange agreements with an aggregate notional amount of $39.2 million. Interest rate exchange agreements had the effect of decreasing the Company's net interest income by $40,000 and $0 during the three months ended September 30, 1997 and 1996, respectively, and by $154,000 and $0 during the nine months ended September 30, 1997 and 1996, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The Company also enters into interest rate futures contracts, which are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Eurodollar futures contracts have been sold by the Company to hedge the repricing or maturity risk of certain short duration mortgage-related securities, and U.S. Treasury futures contracts have been sold by the Company to offset declines in the market value of its fixed-rate loans and certain fixed-rate mortgage-backed and related securities available for sale in the event of an increasing interest rate environment. At September 30, 1997, the Company had entered into U.S. Treasury futures (short) contracts with an aggregate notional amount of $313.2 million. The Company had no outstanding Eurodollar futures contracts at September 30, 1997. Futures contracts had the effect of increasing the Company's net interest income by $2,000 during the three months ended September 30, 1997 and decreasing the Company's net interest income by $159,000 during the three months ended September 30, 1996. Futures contracts had the effect of decreasing the Company's net interest income by $1.8 million and $540,000 during the nine months ended September 30, 1997 and 1996, respectively. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof.

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

         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at
September 30, 1997. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, performing discount loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature,
(ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments, (v) NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies of each such category of deposit by the Company, and (vi) escrow deposits and other non-interest bearing checking accounts, which amounted to $107.3 million at September 30, 1997, are excluded. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                                                                 September 30, 1997
                                      ---------------------------------------------------------------------
                                                                   More than 1
                                        Within        4 to 12       Year to 3     3 Years and
                                       3 Months       Months          Years          Over          Total
                                      ----------    ----------     ----------     -----------    ----------
                                                             (Dollars in thousands)
Rate-Sensitive Assets:
  Interest-earning cash, federal
    funds sold and repurchase
    agreements ....................   $   90,313    $       --     $       --     $       --     $   90,313
  Securities available for sale ...       30,501        49,123         72,763        112,336        264,723
  Loans available for sale (1) ....        6,806        52,239        117,662         13,305        190,012
  Investment securities, net ......           --            --             --         54,042         54,042
  Loan portfolio, net (1) .........      186,466        21,721         62,435        121,901        392,523
  Discount loan portfolio, net ....      141,150       370,079        380,108        579,914      1,471,251
                                      ----------    ----------     ----------     ----------     ----------
    Total rate-sensitive assets ...      455,236       493,162        632,968        881,498      2,462,864
                                      ----------    ----------     ----------     ----------     ----------
Rate-Sensitive Liabilities:
  NOW and money market checking
    deposits ......................        5,427         1,085          2,174          4,181         12,867
  Savings deposits ................          200           249            493            876          1,818
  Certificates of deposit .........      322,562       411,127        694,847        420,465      1,849,001
                                      ----------    ----------     ----------     ----------     ----------
  Total interest-bearing
    deposits ......................      328,189       412,461        697,514        425,522      1,863,686
  Securities sold under
    agreements to repurchase ......        3,075            --             --             --          3,075
  Notes, debentures and other
    interest bearing obligations ..      143,287            --             --        225,000        368,287
                                      ----------    ----------     ----------     ----------     ----------
  Total rate-sensitive liabilities       474,551       412,461        697,514        650,522      2,235,048
  Interest rate sensitivity gap
    before off-balance sheet
    financial instruments .........      (19,315)       80,701        (64,546)       230,976        227,816
Off-Balance Sheet Financial
  Instruments:
  Futures contracts and interest
    rate swap .....................      341,835       (60,136)       (52,213)      (229,486)            --
                                      ----------    ----------     ----------     ----------     ----------
Interest rate sensitivity gap .....   $  322,520    $   20,565     $ (116,759)    $    1,490     $  227,816
                                      ==========    ==========     ==========     ==========     ==========
Cumulative interest rate
    sensitivity gap ...............   $  322,520    $  343,085     $  226,326     $  227,816
                                      ==========    ==========     ==========     ==========
Cumulative interest rate
    sensitivity gap as a
    percentage of total rate-
    sensitive assets ..............        13.10%        13.93%          9.19%          9.25%
                                      ==========     =========     ==========     ==========


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth at September 30, 1997 the estimated percentage change in the Company's net interest income over a four-quarter period and MVPE based upon the indicated changes in interest rates, assuming an instantaneous and sustained uniform change in interest rates at all maturities.

         Change                              Estimated Change in
   (in Basis Points)          -------------------------------------------
   in Interest Rates          Net Interest Income              MVPE
   -----------------          -------------------     -------------------

          +400                       6.51%                   (16.38)%
          +300                       3.60                     (8.82)
          +200                       5.75                     (2.05)
          +100                       2.82                      1.12
             0                          -                          -
          -100                      (3.03)                    (6.01)
          -200                      (5.96)                   (12.06)
          -300                      (9.30)                   (13.70)
          -400                     (12.66)                   (15.66)

         The negative estimated changes in MVPE for -100 to -400 changes in interest rates is attributable to the Company's sensitivity to decreases in interest rates. Such sensitivity stems primarily from the Company's investments in IO stripped mortgage-backed securities. IO strips exhibit considerably more price volatility than mortgage or ordinary mortgage pass-through securities, due in part to the uncertain cash flows that result from changes in the prepayment rates of the underlying mortgages. In the case of IO strips, increased prepayments of the underlying mortgages as a result of a decrease in market interest rates or other factors can result in a loss of all or part of the purchase price of such security. The Company generally attempts to offset the interest rate risk associated with a particular IO strip by purchasing other securities which offset such risk.

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

         Sources of liquidity include certificates of deposit obtained primarily from wholesale sources. At September 30, 1997 the Company had $1.85 billion of certificates of deposit, including $1.36 billion of brokered certificates of deposit obtained through national investment banking firms, all of which are non-cancelable. At the same date scheduled maturities of certificates of deposit during the 12 months ending September 30, 1998 and 1999 and thereafter amounted to $733.7 million, $431.6 million and $683.7 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn from the Company upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management of the Company believes that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments, and that brokered and other wholesale deposits can be

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

both a relatively cost-effective and stable source of funds. There can be no assurance that this will continue to be the case in the future, however.

         Sources of borrowings include an unsecured $10.0 million line of credit with the Bank of New York, FHLB advances, which are required to be secured by single-family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. Although at September 30, 1997, the Company had no FHLB advances outstanding, it was eligible to borrow up to an aggregate of $636.9 million from the FHLB of New York (subject to the availability of acceptable collateral) and had $41.1 million of single-family residential loans, $10.4 million of multi-family residential loans and $32.9 million of loans secured by hotel properties which could be pledged as security for such advances. At the same date, the Company had contractual relationships with 12 brokerage firms and the FHLB of New York pursuant to which it could obtain funds from reverse repurchase agreements and had $108.2 million of unencumbered mortgage-related securities which could be used to secure such borrowings.

         The liquidity of the Company includes lines of credit obtained by OFS subsequent to its acquisition of substantially all of the assets of Admiral in a transaction which closed on May 1, 1997, as follows: (1) a $200.0 million secured line of credit from Morgan Stanley Mortgage Capital Inc. and (ii) a $50.0 million secured line of credit from Texas Commerce National Association. An aggregate of $141.2 million was outstanding to OFS under these lines of credit at September 30, 1997, which have interest rates which float in accordance with a designated prime rate.

         During November 1997, the Company obtained $8.0 million and $30.0 million in lines of credit on behalf of the Company and OFS, respectively. Additionally, the Company is currently exploring obtaining approximately $400.0 million, and $500.0 million in lines of credit on behalf of OFS and the Bank, respectively. If obtained, these lines of credit will enhance the Company's ability to manage its liquidity and sources of funds to utilize those which are the most cost effective.

         The Company's operating activities provided cash flows of $67.8 million and $188.5 million during the nine months ended September 30, 1997 and 1996, respectively. During the foregoing periods cash flows from operating activities were provided primarily by net income, the sale of securities held for trading and proceeds from sales of loans available for sale, and cash resources were used primarily to purchase and originate loans available for sale.

         The Company's investing activities used cash flows totaling $400.7 million and $228.2 million during the nine months ended September 30, 1997 and 1996, respectively. During the foregoing periods, cash flows from investing activities were provided primarily by principal payments on and sales of discount loans and loans held for investment and proceeds from sales of securities available for sale and real estate owned. Cash flows from investing activities were primarily utilized to purchase and originate discount loans and loans held for investment and purchase securities available for sale.

         The Company's financing activities provided $386.6 million and $194.6 million during the nine months ended September 30, 1997 and 1996, respectively. During the foregoing periods, cash flows from financing activities were provided primarily by proceeds from the issuance of common stock, the issuance of notes and other interest bearing obligations, the issuance of the Capital Securities, and changes in the Company's deposits and reverse repurchase agreements.

         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less (which has been proposed to be reduced to 4%), of which short-term liquid assets must consist of not less than 1%. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. The Bank's liquidity, as measured for regulatory purposes, averaged 6.09% during the nine months ended September 30, 1997.

         At September 30, 1997, the Company had $236.6 million of unfunded commitments related to the purchase and origination of loans. Management of the Company believes that the Company has adequate resources to fund all of its commitments to the extent required and that substantially all of such commitments will be funded during 1997. For additional information relating to commitments and contingencies at September 30, 1997, see Note 8 to the Interim Consolidated Financial Statements included in Item 1 hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         In addition to commitments to extend credit, the Company is party to various off-balance sheet financial instruments in the normal course of business to manage its interest rate risk. See "Asset and Liability Management" above and
Note 5 to the Interim Consolidated Financial Statements included in Item 1 hereof.

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

REGULATORY CAPITAL REQUIREMENTS

         Federally-insured savings associations such as the Bank are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. Based upon recent discussions with the OTS, the Bank has determined to maintain a core capital ratio of at least 9% and a total risk-based capital ratio of no less than 13%. The Bank believes at this time that it will continue to be a "well-capitalized institution" under OTS regulations. See Note 7 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         In August 1993, the OTS promulgated regulations which incorporate an interest rate risk component into the OTS risk-based capital requirements, and in August 1995 the OTS postponed the effectiveness of this regulation after having previously deferred the effective date several times. Because only institutions whose measured interest rate risk exceeds certain parameters will be subject to the interest rate risk capital requirement, management of the Bank does not believe that this regulation will increase the Bank's risk-based regulatory capital requirement if it becomes effective in its current form. For additional information relating to regulatory capital requirements and the Bank's capital ratios, see Note 7 to the Interim Consolidated Financial Statements included in Item 1 hereof.

FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT, AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SEC, IN THE COMPANY'S PRESS RELEASES OR IN THE COMPANY'S OTHER PUBLIC OR SHAREHOLDER COMMUNICATIONS MAY NOT BE, BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL), MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "BELIEVE," "EXPECT," "ANTICIPATE," "CONTINUE," OR SIMILAR TERMS OR VARIATIONS ON THOSE TERMS, OR THE NEGATIVE OF THOSE TERMS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, COMPETITIVE PRODUCTS AND PRICING, FISCAL AND MONETARY POLICIES OF THE U.S. GOVERNMENT, CHANGES IN GOVERNMENT REGULATIONS AFFECTING FINANCIAL INSTITUTIONS, INCLUDING REGULATORY FEES AND CAPITAL REQUIREMENTS, CHANGES IN PREVAILING INTEREST RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================
                            PART II OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings occurring in the ordinary course of business which management of the Company believes will not have a material adverse effect on the financial condition or operations of the Company.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

      (c) During July 1997, the Company issued 1,876 shares of Common Stock to directors of the Company as compensation pursuant to the 1996 Directors Stock Plan. These shares were issued in reliance on the private offering exemption from registration set forth in Section 4(2) of the Securities Act. In addition to the foregoing, the Company issued 1,223 shares of Common Stock as gifts to employees of the Company and their spouses on July 29, 1997 in order to satisfy a minimum shareholder requirement in order for the Common Stock to be listed on the NYSE.

      (d) On August 6, 1997, Ocwen Capital Trust I (the "Trust") commenced a public offering of $125.0 million of 10 7/8% Capital Securities ("Capital Securities"), Liquidation Amount $1,000 per capital Security (Registration Statement on Forms S-1, File Nos. 333-28889 and 333-28889-01). The offering closed on August 12, 1997. The managing underwriters of the offering were Lehman Brothers, Friedman, Billings, Ramsey & Co., Inc. and Morgan Stanley Dean Witter. The registration statement registered an aggregate of $125.0 million of Capital Securities and $125.0 million of Capital Securities were sold in the offering. Total expenses of the offering were estimated to be $4,322,500, including $4,062,500 of underwriters discounts and commissions ($32.50 per Capital Security). The total net proceeds to the Trust were $120,677,500. The proceeds were used to purchase $125.0 million of $10 7/8% Junior Subordinated Debentures from Ocwen Financial Corporation. Ocwen Financial Corporation used the proceeds of the Debentures for the purchase of $113.0 million of discount single-family loans and $12.0 million of mortgage-backed securities.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits.

             The following exhibits are filed with or incorporated by reference in this report on Form 10-Q:

             4.3  Certificate of Trust of Ocwen Capital Trust I (i)

             4.4 Amended and Restated Declaration of Trust of Ocwen Capital Trust I (i)

             4.5 Form of Capital Security of Ocwen Capital Trust I (included as Exhibit A to Exhibit 4.4)

             4.6 Form of Indenture relating to 10 7/8% Junior Subordinated Debentures due 2007 of the Company (i)

             4.7 Form of 10 7/8% Junior Subordinated Debenture due 2027 of the Company (included as Exhibit A to Exhibit 4.6)

             4.8 Form of Guarantee of the Company relating to the Capital Securities of Ocwen Capital Trust I (i)

             27   Financial Data Schedule

--------------------------------

             (i) Incorporated by reference to the similarly identified exhibit filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the Commission on August 6, 1997.

      (b)    Reports on Form 8-K.

             (1) A Form 8-K was filed by the Company on July 28, 1997 which contained a news release announcing the Company's financial results for the three and six months ended June 30, 1997.

             (2) A Form 8-K was filed by the Company on October 29, 1997 which contained a news release announcing the Company's financial results for the three and nine month periods ended September 30, 1997.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Ocwen Financial Corporation


                                     By: /s/ Mark S. Zeidman
                                     -----------------------------------
                                             Mark S. Zeidman,
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (On behalf of the Registrant and
                                             as its principal financial officer)




Date: November 14, 1997