Form 10-K
period 1997-12-31
OCWEN FINANCIAL CORP
filed 1998-03-31
CIK 873860

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from:                   to
                                        ------------------    ------------------

                           Commission File No. 0-21341

                           OCWEN FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 FLORIDA                                      65-0039856
   --------------------------------------              -------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

          THE FORUM, SUITE 1000
     1675 PALM BEACH LAKES BOULEVARD
        WEST PALM BEACH, FLORIDA                                 33401
   --------------------------------------              -------------------------
   (Address of principal executive office)                    (Zip Code)

                                 (561) 681-8000
   -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Not applicable.

Securities registered pursuant to Section 12 (g) of the Act:

     COMMON STOCK, $.01 PAR VALUE          NEW YORK STOCK EXCHANGE (NYSE)
         (Title of each class)       (Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Common Stock, $.01 par value, held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the NYSE as of the close of business on February 27, 1998:
$902,378,460 (for purposes of this calculation affiliates include only directors and executive officers of the Company).

Number of shares of Common Stock, $.01 par value, outstanding as of February 27, 1998: 60,708,520 shares

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1998 are incorporated by reference into Part III, Items 10-13. Portions of the Annual Report to Shareholders are incorporated by reference into Part II, Items 5-8.

================================================================================

                                         OCWEN FINANCIAL CORPORATION
                                         1997 FORM 10-K ANNUAL REPORT
                                               TABLE OF CONTENTS
------------------------------------------------------------------------------------------------------------

                                                                                                        PAGE
                                                                                                        ----
                                                    PART I

Item 1.   Business................................................................................        4
            General...............................................................................        4
            Recent Transactions...................................................................        5
            Discount Loan Acquisition and Resolution Activities...................................        6
            Investment in Joint Ventures..........................................................       11
            Lending Activities ...................................................................       11
            Loan Servicing Activities.............................................................       18
            Asset Quality.........................................................................       18
            Investment Activities.................................................................       24
            Sources of Funds......................................................................       30
            Computer Systems and Use of Technology................................................       33
            Economic Conditions...................................................................       34
            Competition...........................................................................       35
            Subsidiaries..........................................................................       35
            Employees.............................................................................       36
            Regulation............................................................................       36
            The Company...........................................................................       36
            The Bank..............................................................................       37
            Federal Taxation......................................................................       41
            State Taxation........................................................................       43

Item 2.   Properties..............................................................................       43
            Offices...............................................................................       43

Item 3.   Legal Proceedings.......................................................................       43

Item 4.   Submission of Matters to a Vote of Security Holders.....................................       43


                                              PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters...............       43

Item 6.   Selected Consolidated Financial Data....................................................       43

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...       44

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..............................       44

Item 8.   Financial Statements....................................................................       44

                                   OCWEN FINANCIAL CORPORATION
                                   1997 FORM 10-K ANNUAL REPORT
                                         TABLE OF CONTENTS
                                             (CONTINUED)
------------------------------------------------------------------------------------------------------------

                                                                                                        PAGE
                                                                                                        ----

Item 9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure...............................................................       44


                                              PART III


Item 10.  Directors and Executive Officers of Registrant..........................................       44

Item 11.  Executive Compensation..................................................................       44

Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................       44

Item 13.  Certain Relationships and Related Transactions..........................................       44


                                              PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................       45


          Signatures..............................................................................       47







FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT, AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES OR IN THE COMPANY'S OTHER PUBLIC OR SHAREHOLDER COMMUNICATIONS, MAY NOT BE BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL), MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS, OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "COULD," "BELIEVE," "EXPECT," "ANTICIPATE," "CONTINUE," "INTENDS," "PLANS," "PRESENTS," OR SIMILAR TERMS OR VARIATION ON THOSE TERMS, OR BY THE USE OF THE NEGATIVE OF SUCH TERMINOLOGY. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE RELATED TO THE ECONOMIC ENVIRONMENT, PARTICULARLY IN THE MARKET AREAS IN WHICH THE COMPANY OPERATES, COMPETITIVE PRODUCTS AND PRICING, THE GROWTH OR DECLINE OF, AND THE AVAILABILITY OF PRODUCT TO PURCHASE IN, THE DISCOUNT LOAN INDUSTRY FISCAL AND MONETARY POLICIES OF THE U.S. OR U.K. GOVERNMENTS, CHANGES IN GOVERNMENT REGULATIONS AFFECTING FINANCIAL INSTITUTIONS AND REAL ESTATE INVESTMENT TRUSTS, INCLUDING REGULATORY FEES, CAPITAL REQUIREMENTS AND TAXATION, CHANGES IN PREVAILING INTEREST AND CURRENCY EXCHANGE RATES, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, SOFTWARE INTEGRATION, DEVELOPMENT AND LICENSING, CREDIT INTEREST RATE AND OPERATIONAL RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT, THE FINANCIAL AND SECURITIES MARKETS AND THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Ocwen Financial Corporation (the "Company") is a specialty financial services company which conducts business primarily through Ocwen Federal Bank FSB (the "Bank"), a federally-chartered savings bank and a wholly-owned subsidiary of the Company, and, to a lesser extent, through Ocwen Financial Services, Inc. ("OFS"), 93.7% owned subsidiary of the Company which acquired both the subprime single family residential lending operations previously conducted by the Bank and substantially all of the assets of Admiral Home Loan ("Admiral"), the Company's primary correspondent mortgage banking firm for subprime single family residential loans, in a transaction which closed on May 1, 1997. The Company, directly and through its non-bank subsidiaries, also conducts certain lending and investment activities.

         The Company considers itself to be involved in the single business segment of providing financial services and conducts a variety of business activities within this segment. The Company's primary business activities currently consist of its subprime single family, small commercial and large commercial discount loan acquisition and resolution activities, commercial real estate lending activities, single family residential lending activities, mortgage loans for others, investments in a wide variety of mortgage-related securities and investments in low-income housing tax credit interests. In addition, the Company previously operated an automated banking division, the operations of which were discontinued in September 1995. The following table presents the contribution by business activity to the Company's net income for the years indicated.

                                                                     Year Ended December 31,
                                             -------------------------------------------------------------------------
                                                      1997                     1996                      1995
                                             ---------------------     ---------------------     ---------------------
                                                                      (Dollars in Thousands)
                                             -------------------------------------------------------------------------
                                              Amount         %          Amount         %          Amount         %
                                             --------     --------     --------     --------     --------     --------
Discount Loans:
  Single family residential loans ........   $ 22,384        28%       $ 12,580        25%       $  4,778        19%
  Large commercial real estate loans .....     23,476        30          16,179        32           9,824        39
  Small commercial real estate loans .....      5,194         7           3,687         7           4,395        17

Investment in low-income housing tax
  credits ................................      9,353        12           7,269        14           3,538        14

Commercial real estate lending ...........     11,802        15           3,785         8           3,041        12

Subprime single family residential
 lending .................................     (1,526)       (2)          4,115         8             364         1

Mortgage loan servicing ..................      3,780         5           2,559         5             175         1

Investment securities ....................      5,615         7           2,226         4           2,454        10

Other ....................................     (1,146)       (2)         (2,258)       (3)         (3,102)      (13)
                                             --------     -----        --------     -----        --------     -----
                                             $ 78,932       100%       $ 50,142       100%       $ 25,467       100%
                                             ========     =====        ========     =====        ========     =====

         The Company's strategy focuses on what it believes to be the current trend toward the growth in the sale or outsourcing of servicing of nonperforming and underperforming loans by financial institutions and government agencies, particularly in the event that credit quality for some product lines (such as subprime mortgage loans) deteriorates. The Company's strategy also focuses on leveraging its technology infrastructure and core expertise to expand its activities into related business lines both for itself and on a fee basis for others. For example, the Company has acquired two software companies and formed a new corporation, Ocwen Asset Investment Corp. ("OAIC"), a Virginia corporation which elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and which is managed by Ocwen Capital Corporation ("OCC"), a newly-formed, wholly-owned subsidiary of the Company.

         In May 1997, OAIC successfully completed an initial public offering of its common stock, which resulted in net proceeds of $283.8 million for its shares, inclusive of the amount contributed by Investors Mortgage Insurance Holding Company ("IMI"), a wholly-owned subsidiary of the Company. At December 31, 1997, IMI owned approximately 9.0% of the outstanding common stock of OAIC and had options to purchase an additional 10% of OAIC's common stock (one quarter of which vest annually over the next four years beginning in May 1998. Also at December 31, 1997, IMI owned 160,000 or 0.837% of the outstanding limited partnership units of Ocwen Partnership, L.P. ("OPLP"), the operating partnership formed to undertake the business of OAIC.

         On November 6, 1997, the Company acquired Amos, Inc. ("Amos"), a Connecticut based company engaged primarily in the development of mortgage loan servicing software. Amos' products are Microsoft(R) Windows based, client/server architecture and feature real-time processing, year 2000 compliance, a scaleable database platform and strong workflow capabilities. The aggregate purchase price was $9.7 million, including $4.9 million which is contingent on Amos meeting certain software development performance criteria.

         On January 20, 1998, the Company acquired DTS Communications, Inc. ("DTS"), a real estate technology company located in San Diego, California, for a purchase price of $13.0 million in cash, common stock of the Company and repayment of certain indebtedness. DTS has developed technology tools to automate real estate transactions over the Internet. DTS has been recognized by Microsoft Corporation for the Microsoft(R) component-based architecture to facilitate electronic data interchange. The common stock of the Company issued in the acquisition was acquired from affiliates of the Company at the same price per share as was used to calculate the number of shares issued in the acquisition. DTS was recently honored as the recipient of this year's Inman Innovator Award for "Software Applications that help the Real Estate Industry be more efficient and speed up the Real Estate Transaction Process."

         The Company plans to enhance both the Amos and DTS products by combining features from its proprietary software systems for loan default management and loss mitigation. Eventually, it is the Company's intention to make its advanced loan resolution technology available to third parties in the mortgage industry through the marketing of software licenses.

         The Company is a registered savings and loan holding company subject to regulation by the Office of Thrift Supervision (the "OTS"). The Bank is subject to regulation by the OTS, as its chartering authority, and by the Federal Deposit Insurance Corporation ("FDIC"), as a result of its membership in the Savings Association Insurance Fund ("SAIF") which insures the Company's deposits up to the maximum extent permitted by law. The Bank is also subject to certain regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and currently is a member of the Federal Home Loan Bank ("FHLB") of New York, one of the 12 regional banks which comprise the FHLB System.

RECENT TRANSACTIONS

         On January 20, 1998, the Company acquired DTS (as discussed above).

         On March 6, 1998, the Company acquired an approximately 35% interest in Norland Capital Group PLC, which trades as Kensington Mortgage Company ("Kensington"), for (POUND STERLING) 27.5 million, or approximately US$45.4 million. Kensington Mortgage is a leading originator of non-conforming residential mortgages in the UK, with over (POUND STERLING) 400 million of total loans outstanding to over 8,000 borrowers as of December 1997. Founded in October of 1995, Kensington has become a major provider of residential home loans to UK borrowers who are unable to qualify for loans from traditional sources, such as building societies and banks. Kensington has the distinction of being the only non-conforming originator on the UK Council of Mortgage Lenders, the trade association for the UK mortgage lending industry, whose 122 members collectively account for 98% of the residential mortgage lending in the UK. This council represents the UK's mortgage lenders, including banks, building societies and other residential mortgage lenders, to the government, Parliament, the media and other audiences.

         On January 28, 1998, the Company, OAIC and Aames Financial Corporation ("Aames") announced that they had entered into a nonbinding letter of intent pursuant to which they are negotiating for OAIC to acquire subordinated residual interests with respect to mortgage loans originated or acquired by Aames through the first quarter of 1998 and for the Company to assume responsibility for the special servicing of nonperforming loans underlying such residuals. As the result of these negotiations, on March 19, 1998, OAIC announced that it had executed a definitive agreement with a Wall Street firm concerning the acquisition of a subordinate interest-only security for approximately $14.3 million plus closing costs. Pursuant to related agreements, the Bank will be the special servicer with respect to the underlying loans.

         On February 17, 1998, OAIC repurchased from IMI 175,000 shares of OAIC's common stock for an aggregate of approximately $3.1 million, reducing IMI's ownership in OAIC to 8.12%. These shares were immediately resold to certain officers and directors of the Company and OAIC. As part of this transaction, IMI acquired 175,000 units from OPLP for approximately $3.1 million, increasing IMI's ownership in OPLP to 1.736%.

         On March 31, 1998, the Company announced that it had entered into definitive agreements for the acquisition of substantially all of the assets, and certain liabilities, of the United Kingdom operations of Cityscape Financial Corp. (Nasdaq SmallCap Market: CTYSC). The acquisition includes the purchase of Cityscape's UK whole loan portfolio, securitized loan residuals, and loan origination and servicing businesses for a price of approximately (POUND STERLING) 285 million, subject to adjustment as of closing based on an agreed upon formula (currently estimated to result in an upward or downward adjustment of approximately (POUND STERLING) 5 million). Closing, which is anticipated to occur in April, 1998, is subject to satisfaction of a number of conditions, including obtaining rating agency consents and various substitutions in connection with the transfer of the securitized residuals and related servicing rights (which will require the consents of the trustees of the several securitizations). As a result, there can be no assurance that the transaction will be consummated.

DISCOUNT LOAN ACQUISITION AND RESOLUTION ACTIVITIES

         The Company believes that, under appropriate circumstances, the acquisition of nonperforming and underperforming mortgage loans at discounts offers significant opportunities to the Company. Discount loans generally have collateral coverage which is sufficiently in excess of the purchase price of the loan, such that successful resolutions can produce total returns which are in excess of an equivalent investment in performing mortgage loans.

         The Company began its discount loan operations in 1991 and initially focused on the acquisition of single family residential loans. In 1994 the Company expanded this business to include the acquisition and resolution of discount multi-family residential and commercial real estate loans (together, unless the context otherwise requires, "commercial real estate loans"). Prior to entering the discount loan business, management of the Company had substantial loan resolution experience through former subsidiaries of the Company which had been engaged in the business of providing private mortgage insurance for residential loans. This experience assisted the Company in developing the procedures, facilities and systems which are necessary to appropriately evaluate and acquire discount loans and to resolve such loans in a timely and profitable manner. Management of the Company believes that the resources utilized by the Company in connection with the acquisition, servicing and resolution of discount real estate loans, which include proprietary technology and software, allow the Company to effectively manage an extremely data-intensive business and that, as discussed below, these resources have applications in other areas.

         COMPOSITION OF THE DISCOUNT LOAN PORTFOLIO. At December 31, 1997, the Company's net discount loan portfolio amounted to $1.43 billion or 47% of the Company's total assets. Substantially all of the Company's discount loan portfolio is secured by first mortgage liens on real estate.

         The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated:

                                                             December 31,
                               -----------------------------------------------------------------------------
                                   1997              1996              1995           1994            1993
                               -----------       -----------       -----------    -----------    -----------
                                                         (Dollars in Thousands)
Single family residential
 loans .....................   $   900,817       $   504,049       $   376,501    $   382,165    $   430,355
Multi-family residential
 loans .....................       191,302           341,796           176,259        300,220             --
Commercial real estate loans       701,035 (1)       465,801 (1)       388,566        102,138          1,845
Other loans ................         1,865             2,753             2,203            911          1,316
                               -----------       -----------       -----------    -----------    -----------
  Total discount loans .....     1,795,019         1,314,399           943,529        785,434        433,516
Unaccreted discount ........      (337,350)(2)      (241,908)(2)      (273,758)      (255,974)      (129,882)
Allowance for loan losses ..       (23,493)          (11,538)               --             --             --
                               -----------       -----------       -----------    -----------    -----------
Discount loans, net ........   $ 1,434,176       $ 1,060,953       $   669,771    $   529,460    $   303,634
                               ===========       ===========       ===========    ===========    ===========

-------------------
(1) The balance at December 31, 1997 consisted of $363.7 million of loans secured by office buildings, $98.9 million of loans secured by hotels, $106.8 million of loans secured by retail properties or shopping centers and $131.6 million of loans secured by other properties. The balance at December 31, 1996 consisted of $202.1 million of loans secured by office buildings, $46.0 million of loans secured by hotels, $138.6 million of loans secured by retail properties or shopping centers and $79.1 million of loans secured by other properties.

(2) The balance at December 31, 1997 consisted of $170.7 million on single family residential loans, $46.0 million on multi-family residential loans, $120.5 million on commercial real estate loans and $0.2 million on other loans, respectively. The balance at December 31, 1996 consisted of $92.2 million on single family residential loans, $71.8 million on multi-family residential loans, $77.6 million on commercial real estate loans and $0.3 million on other loans, respectively.

         The properties which secure the Company's discount loans are located throughout the United States. At December 31, 1997, the five states with the greatest concentration of properties securing the Company's discount loans were California, New Jersey, New York, Connecticut and Pennsylvania, which had $311.1 million, $220.9 million, $201.5 million, $103.7 million and $95.5 million principal amount of discount loans (before unaccreted discount), respectively.

The Company believes that the relatively geographic distribution of its discount loan portfolio can reduce the risks associated with concentrating such loans in very limited more geographic areas, and that, due to its expertise, technology and software, and procedures, the geographic distribution of its discount loan portfolio does not place significantly greater burdens on the Company's ability to resolve such loans.

         Discount loans may have net book values up to the Bank's loan-to-one borrower limitation. See "Business Regulation-The Bank-Loan-to-One Borrower."

         ACQUISITION OF DISCOUNT LOANS. In the early years of the program, the Company acquired discount loans from the FDIC and the Resolution Trust Corporation ("RTC") primarily in auctions of pools of loans acquired by them from the large number of financial institutions which failed during the late 1980s and early 1990s. Although the RTC no longer is in existence and the banking and thrift industries have recovered from the problems experienced in the late 1980s and early 1990s, governmental agencies, particularly the Department of Housing and Urban Development ("HUD"), continue to be potential sources of discount loans. The Company obtains a substantial amount of discount loans from various private sector sellers, such as banks, savings institutions, mortgage companies, subprime lenders and insurance companies. At December 31, 1997, approximately 58% of the loans in the Company's discount loan portfolio had been acquired from the private sector.

         The percentage of discount loans in the Company's discount loan portfolio acquired from private sector sellers has decreased in recent periods as a result of the Company's acquisition of a substantial amount of discount loans from HUD. During the year ended December 31, 1997, the Company and a co-investor were the successful bidder to purchase from HUD 24,773 single family residential loans with an aggregate unpaid principal balance of $1.55 billion and a purchase price of $1.34 billion. The Company acquired $771.6 million of these loans and the right to service all of such loans. In 1996, the Company and a co-investor were the successful bidder to purchase from HUD 4,591 single family residential loans with an aggregate unpaid principal balance of $258.1 million and a purchase price of $204.0 million. The Company acquired $112.2 million of these loans and the right to service all of such loans. In 1996, the Company also acquired from HUD discount multi-family residential loans with an unpaid principal balance of $225 million. The foregoing acquisitions were in addition to the acquisition of $741.2 million gross principal amount of single family residential loans from HUD by BCBF, LLC (the "LLC"), a limited liability company formed in March 1996 between the Bank and BlackRock Capital Finance L.P. ("BlackRock"). See "Business-Investment in Joint Ventures."

         Primarily as a result of acquisitions from HUD, during 1996 and 1997 the Company (including its pro rata interest in the LLC) was the second largest acquiror in the United States (behind Goldman Sachs' Whitehall Street Real Estate Fund) of distressed real estate assets worldwide and the largest acquiror in the U.S. of portfolios of such assets, according to statistics published by REAL ESTATE ALERT.

         HUD loans are acquired by HUD pursuant to various assignment programs of the Federal Housing Administration ("FHA"). Under programs of the FHA, a lending institution may assign an FHA-insured loan to HUD because of an economic hardship on the part of the borrower which precludes the borrower from making the scheduled principal and interest payment on the loan. FHA-insured loans also are automatically assigned to HUD upon the 20th anniversary of the mortgage loan. In most cases, loans assigned to HUD after this 20-year period are performing under the original terms of the loan. Once a loan is assigned to HUD, the FHA insurance has been paid and the loan is no longer insured. As a result, none of the HUD loans are insured by the FHA.

         A majority of the $771.6 million of loans acquired from HUD during the year ended December 31, 1997 are subject to forbearance agreements after the servicing transfer date. During the forbearance period, borrowers are required to make a monthly payment which is based on their ability to pay and which may be less than the contractual monthly payment. Once the forbearance period is over, the borrower is required to make at least the contractual payment regardless of ability to pay. Virtually all of the foregoing loans acquired from HUD will reach the end of the forbearance period by the end of 1998. Prior purchases of loans from HUD by the Company (and the LLC) primarily included loans that were beyond the forbearance period.

         Discount real estate loans generally are acquired in pools, although discount commercial real estate loans may be acquired individually. These pools generally are acquired in auctions or competitive bid circumstances in which the Company faces substantial competition. Although many of the Company's competitors have access to greater capital and have other advantages, the Company believes that it has a competitive advantage relative to many of its competitors as a result of its experience in managing and resolving discount loans, its large investment in the computer systems, technology and other resources which are necessary to conduct this business, its national reputation and the strategic relationships and contacts which it has developed in connection with these activities.

         The Company generally acquires discount loans solely for its own portfolio. From time to time, however, the Company and one or more co-investors may submit a joint bid to acquire a pool of discount loans in order to enhance the prospects of submitting a successful bid. If successful, the Company and the co-investors generally allocate ownership of the acquired loans in an agreed upon manner, although in certain instances the Company and the co-investor may continue to have a joint interest in the acquired loans. In addition, from time to time the Company and a co-investor may acquire discount loans through a joint venture. See "Business-Investment in Joint Ventures."

         Prior to making an offer to purchase a portfolio of discount loans, the Company conducts an extensive investigation and evaluation of the loans in the portfolio. Evaluations of potential discount loans are conducted primarily by the Company's employees who specialize in the analysis of nonperforming loans, often with further specialization based on geographic or collateral specific factors. The Company's employees regularly use third parties, such as brokers, who are familiar with a property's type and location, to assist them in conducting an evaluation of the value of a collateral property, and depending on the circumstances, particularly in the case of commercial real estate loans, may use subcontractors, such as local counsel and engineering and environmental experts, to assist in the evaluation and verification of information and the gathering of other information not previously made available by a potential seller.

         The Company determines the amount to be offered by it to acquire potential discount loans by using a proprietary modeling system and loan information database which focuses on the anticipated recovery amount and the timing and cost of the resolution of the loans. The amount offered by the Company generally is at a discount from both the stated value of the loan and the value of the underlying collateral which the Company estimates is sufficient to generate an acceptable return on its investment.

         RESOLUTION OF DISCOUNT LOANS. After a discount loan is acquired, the Company utilizes its computer software systems to resolve the loan as expeditiously as possible in accordance with specified procedures. The various resolution alternatives generally include the following: (i) the borrower brings the loan current in accordance with original or modified terms, (ii) the borrower repays the loan or a negotiated amount of the loan, (iii) the borrower agrees to deed the property to the Company in lieu of foreclosure, in which case it is classified as real estate owned and held for sale by the Company, or (iv) the Company forecloses on the loan and the property is acquired at the foreclosure sale either by a third party or by the Company, in which case it is classified as real estate owned and held for sale by the Company. In addition, in the case of single family residential loans, assistance is provided to borrowers in the form of forbearance agreements under which the borrower either makes a monthly payment less than or equal to the original monthly payment or makes a monthly payment more than the contractual monthly payment to make up for arrearages.

         In appropriate cases, the Company works with borrowers to resolve the loan in advance of foreclosure. One method is through forbearance agreements, which generally allow the borrower to pay the contractual monthly payment plus a portion of the arrearage each month, and other means. Although this strategy may result in an initial reduction in the yield on a discounted loan, the Company believes that it is advantageous because it (i) generally results in a higher resolution value than foreclosure; (ii) reduces the amount of real estate owned acquired by foreclosure or by deed-in-lieu thereof and related costs and expenses; (iii) enhances the ability of the Company to sell the loan in the secondary market, either on a whole loan basis or through securitizations (in which case the Company may continue to earn fee income from servicing such loans); and (iv) permits the borrower to retain ownership of the home and, thus, enhances relations between the Company and the borrower. As a result of the Company's current loan resolution strategy of emphasizing forbearance agreements and other resolutions in advance of foreclosure, the Company has been able to resolve 71% of its discount loans before foreclosure.

         The general goal of the Company's asset resolution process is to maximize, in a timely manner, cash recovery on each loan in the discount loan portfolio. The Company generally anticipates a longer period (approximately 12 to 30 months) to resolve discount commercial real estate loans than discount single family residential loans because of their complexity and the wide variety of issues that may occur in connection with the resolution of such loans.

         The Credit Committee of the Board of Directors of the Bank actively monitors the asset resolution process to identify discount loans which have exceeded their expected foreclosure period and real estate owned which has been held longer than anticipated. Plans of action are developed for each of these assets to remedy the cause for delay and are reviewed by the Credit Committee.

         SALE OF DISCOUNT LOANS. From time to time the Company sells performing discount loans either on a whole loan basis or indirectly through the securitization of such loans and sale of the mortgage-related securities backed by them. During the years ended December 31, 1997, 1996 and 1995, respectively, the Company sold $518.9 million, $230.2 million and $51.6 million of discount loans, respectively, which resulted in gains of $60.4 million, $15.3 million and $6.0 million, respectively, including net securitization gains of $53.1 million, $7.9 million and $0, respectively. Also during 1997, the LLC, as part of larger transactions involving the Company and an affiliate of Black Rock, completed the securitizations of 1,730 discount single family residential loans acquired from HUD in 1996 and 1995, with an unpaid principal balance of $78.4 million and past due interest of $22.5 million, which resulted in the Company recognizing indirect gains of $14.0 million as a result of the Company's pro rata interest in the LLC. The Company continues to service the loans for a fee and has retained interests in the related subordinate class of securities. For information concerning the foregoing securitizations and retained securities, see "Business-Investment Activities."

         ACTIVITY IN THE DISCOUNT LOAN PORTFOLIO. The following table sets forth the activity in the Company's gross discount loan portfolio during the periods indicated:

                                                                 Year Ended December 31,
                       ------------------------------------------------------------------------------------------------------
                               1997                1996                  1995                 1994                1993
                       -------------------  -------------------   ------------------   ------------------  ------------------
                                    No. of               No. of               No. of               No. of              No. of
                         Amount      Loans    Amount      Loans     Amount     Loans     Amount     Loans    Amount     Loans
                       ----------   ------  ----------    -----   ---------    -----   ---------   ------  ---------   ------
                                                                  (Dollars in Thousands)
Balance at beginning
 of period...........  $1,314,399    5,460  $  943,529    4,543   $ 785,434    3,894   $ 433,516    5,160  $ 310,464    5,358
Acquisitions(1)......   1,776,773   17,703   1,110,887    4,812     791,195    2,972     826,391    2,781    294,359    2,412
Resolutions and
 repayments(2).......    (484,869)  (1,978)   (371,228)  (2,355)   (300,161)    (960)   (265,292)  (2,153)  (116,890)  (1,430)
Loans transferred to
 real estate owned...    (292,412)  (1,596)   (138,543)    (860)   (281,344)    (984)   (171,300)  (1,477)   (26,887)    (602)
Sales................    (518,872)  (6,609)   (230,246)    (680)    (51,595)    (379)    (37,881)    (417)   (27,530)    (578)
                       ----------   ------  ----------    -----   ---------    -----   ---------   ------  ---------   ------
Balance at end of
 period..............  $1,795,019   12,980  $1,314,399    5,460   $ 943,529    4,543   $ 785,434    3,894  $ 433,516    5,160
                       ==========   ======  ==========    =====   =========    =====   =========   ======  =========   ======

---------------------
(1) In 1997, acquisitions consisted of $1.06 billion of single family residential loans, $57.7 million of multi-family residential loans and $657.0 million of commercial real estate loans. In 1996, acquisitions consisted of $365.4 million of single family residential loans, $310.4 million of multi-family residential loans, $433.5 million of commercial real estate loans and $1.5 million of other loans. The 1996 data does not include the Company's pro rata share of the $741.2 million of discount loans acquired by the LLC (see Business Investment in Joint Ventures). In 1995, acquisitions consisted of $272.8 million of single family residential loans, $141.2 million of multi-family residential loans, $374.9 million of commercial real estate loans and $2.3 million of other loans. In 1994, acquisitions consisted of $395.8 million of single family residential loans, $315.5 million of multi-family residential loans and $115.1 million of commercial real estate loans. In 1993, substantially all of the acquisitions were of single family residential loans.

(2) Resolutions and repayments consists of loans which were resolved in a manner which resulted in partial or full repayment of the loan to the Company, as well as principal payments on loans which have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans which have not been resolved.

         For information relating to the activity in the Company's real estate owned which is attributable to the Company's discount loan acquisitions, see "Business-Asset Quality - Real Estate Owned."

         PAYMENT STATUS OF DISCOUNT LOANS. The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated.

                                                               December 31,
                                 -----------------------------------------------------------------------
                                     1997            1996           1995           1994          1993
                                 -----------     -----------     ----------     ----------    ----------
                                                           (Dollars in Thousands)
Loan status:
  Current....................... $   673,256     $   579,597     $  351,630     $  113,794    $   23,629
  Past due 31 days to 89 days...      22,786          22,161         86,838         57,023        15,175
  Past due 90 days or more (1)..   1,070,924         563,077        385,112        413,506       254,413
  Acquired and servicing not
   yet transferred..............      28,053         149,564        119,949        201,111       140,299
                                 -----------     -----------     ----------     ----------    ----------
                                   1,795,019       1,314,399        943,529        785,434       433,516
  Unaccreted discount...........    (337,350)       (241,908)      (273,758)      (255,974)     (129,882)
  Allowance for loan losses.....     (23,493)        (11,538)            --             --            --
                                 -----------     -----------     ----------     ----------    ----------
                                 $ 1,434,176     $ 1,060,953     $  669,771     $  529,460    $  303,634
                                 ===========     ===========     ==========     ==========    ==========

----------------
(1) Includes $432.6 million and $57.0 million of loans with forbearance agreements at December 31, 1997 and 1996, respectively, and $638.3 million and $506.1 million of loans without forbearance agreements at December 31, 1997 and 1996, respectively. Of the $432.6 million of loans with forbearance agreements past due 90 days or more in accordance with original terms, $184.5 million were current and $131.8 million were past due 31 to 89 days under the terms of the forbearance agreements.

         ACCOUNTING FOR DISCOUNT LOANS. The acquisition cost for a pool of discount loans is allocated to each individual loan within the pool based upon the Company's pricing methodology. Prior to January 1, 1997, the discount associated with all single family residential loans was recognized as a yield adjustment and was accreted into interest income using the interest method applied on a loan-by-loan basis once foreclosure proceedings were initiated, to the extent the timing and amount of cash flows could be reasonably determined. Effective January 1, 1997, the Company ceased accretion of discount on its nonperforming single family residential loans. The discount which is associated with a single family residential loan and certain multi-family residential and commercial real estate loans which are current or subsequently brought current by the borrower in accordance with the loan terms is accreted into the Company's interest income as a yield adjustment using the interest method over the contractual maturity of the loan. For all other loans interest is earned as cash is received.

         Gains on the repayment and discharge of loans are recorded in interest income on discount loans. Upon receipt of title to property securing a discount loan, the loans are transferred to real estate owned.

         Beginning in 1996, adjustments to reduce the carrying value of discount loans to the fair value of the property securing the loan are charged against the allowance for loan losses on the discount loan portfolio. Prior to 1996, such adjustments were charged against interest income on discount loans.

         OTHER DISCOUNT LOAN ACTIVITIES. The Company believes that the procedures, facilities and systems which it has developed in connection with the acquisition and resolution of discount loans may be applied in other businesses. The Company commenced a program in 1995 to utilize this experience by financing the acquisition of discount loans by other institutions. During 1997 and 1996, the Company originated $0 million and $25.8 million, respectively, of portfolio finance loans, which had an aggregate balance of $17.7 million at December 31, 1997. Portfolio finance loans generally have two-year terms, floating interest rates which adjust in accordance with a designated reference rate and a loan-to-value ratio which does not exceed the lesser of 90% of the purchase price or the estimated value of the collateral as determined by the Company, and may include terms which provide the Company with a participation interest in the profits from the resolution of the discount loan collateral. Portfolio finance loans are included in the Company's non-discount loan portfolio under the category of loan which is represented by the properties which secure the discount loans that collateralize the Company's portfolio finance loans. See "Business - Lending Activities."

         The Company's discount loan acquisitions and resolution activities and related securitization activities also have contributed significantly to increases in the Company's loan servicing activities. See "Business-Loan Servicing Activities."

INVESTMENT IN JOINT VENTURES

         At December 31, 1997, the Company's investment in joint ventures consisted solely of its investment in BCFL, L.L.C. ("BCFL"), a limited liability company formed in January 1997 between the Company and BlackRock to acquire multi-family loans. At December 31, 1996, the Company's investment in joint ventures consisted of its 50% investment in the LLC. On December 12, 1997, the LLC distributed all of its assets to the Company and its other 50% investor, BlackRock. Simultaneous to the distribution, the Company acquired BlackRock's portion of the distributed assets.

         ACQUISITION OF HUD LOANS BY THE LLC. In April 1996, the LLC purchased 16,196 single family residential loans offered by HUD at an auction. Many of the loans, which had an aggregate unpaid principal balance of $741.2 million at the date of acquisition, were not performing in accordance with their original terms or an applicable forbearance agreement. The aggregate purchase price paid to HUD amounted to $626.4 million. All of the HUD loans acquired by the LLC were secured by first mortgage liens on single family residences.

         In connection with the acquisition, the Company entered into an agreement with the LLC to service the HUD loans in accordance with its loan servicing and loan default resolution procedures. In return for such servicing, the Company received specific fees which were payable on a monthly basis. The Company did not pay any additional amount to acquire these servicing rights and, as a result, the acquisition of the right to service the HUD loans held by the LLC did not result in the Company's recording capitalized mortgage servicing rights for financial reporting purposes.

         SECURITIZATION OF THE HUD LOANS. During 1997, the LLC, as part of larger transactions involving the Company and an affiliate of BlackRock, completed securitizations of 1,730 HUD loans held by it with an unpaid principal balance of $78.4 million, past due interest of $22.5 million and a net book value of $60.6 million; and during 1996, the LLC completed a securitization of 9,825 HUD loans with an aggregate unpaid principal balance of $419.4 million, past due interest of $86.1 million and a net book value of $394.2 million. The LLC recognized gains of $14.0 million and $69.8 million (including a gain of $12.9 million on the sale in 1996 of $79.4 million of securities to the Company) from the sale of the senior classes in the REMICs formed for purposes of these transactions in the years ended December 31, 1997 and 1996, respectively, of which $7.0 million and $34.9 million, respectively, were allocable to the Company as a result of its pro rata interest in the LLC and included in equity in earnings of joint venture.

         ACCOUNTING FOR INVESTMENT IN JOINT VENTURES. The Company's investment in the LLC was accounted for under the equity method of accounting. Under the equity method of accounting, an investment in the shares or other interests of an investee is initially recorded at the cost of the shares or interests acquired and thereafter is periodically increased (decreased) by the investor's proportionate share of the earnings (losses) of the investee and decreased by all dividends received by the investor from the investee. The Company's investment in the LLC amounted to $0 and $67.9 million at December 31, 1997 and 1996, respectively. Because the LLC was a pass-through entity for federal income tax purposes, provisions for income taxes were established by each of the Company and its co-investor, and not the LLC. The Company recognized $23.7 million and $38.3 million of pre-tax income from its investment in the LLC for the years ended December 31, 1997 and 1996, respectively.

LENDING ACTIVITIES

         COMPOSITION OF LOAN PORTFOLIO. At December 31, 1997, the Company's net loan portfolio amounted to $266.3 million or 9% of the Company's total assets. Loans held for investment in the Company's loan portfolio are carried at amortized cost, less an allowance for loan losses, because the Company has the ability and presently intends to hold them to maturity.

         The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                               December 31,
                                  ----------------------------------------------------------------------
                                     1997            1996            1995            1994         1993
                                  ---------       ---------       ---------       ---------    ---------
                                                          (Dollars in Thousands)
Single family residential loans.. $  46,226       $  73,186       $  75,928       $  31,926    $  30,385
Multi-family residential loans...    71,382(1)       67,842(1)       49,047(1)        1,800       39,352
Commercial real estate and land
  loans:
  Hotels (3) ....................    89,362(2)      200,311(2)      125,791          19,659       14,237
  Office buildings (3) ..........    68,759         128,782          61,262              --           --
  Land ..........................     2,858           2,332          24,904           1,315        4,448
  Other .........................    16,094          25,623           2,494           4,936        4,059
                                  ---------       ---------       ---------       ---------    ---------
    Total .......................   177,073         357,048         214,451          25,910       22,744
Commercial non-mortgage .........        --           2,614              --              --           --
Consumer ........................       244             424           3,223           1,558        3,639
                                  ---------       ---------       ---------       ---------    ---------
    Total loans .................   294,925         501,114         342,649          61,194       96,120
Undisbursed loan proceeds .......   (22,210)        (89,840)        (39,721)             --           --
Unaccreted discount .............    (2,721)         (5,169)         (5,376)         (3,078)      (6,948)
Allowance for loan losses .......    (3,695)         (3,523)         (1,947)         (1,071)        (884)
                                  ---------       ---------       ---------       ---------    ---------
    Loans, net ................   $ 266,299       $ 402,582       $ 295,605       $  57,045    $  88,288
                                  =========       =========       =========       =========    =========

------------------
(1) At December 31, 1997, 1996 and 1995, multi-family residential loans included $33.3 million, $36.6 million, and $7.7 million of construction loans, respectively.

(2) At December 31, 1997 and 1996, hotel loans included $25.3 million and $26.4 million of construction loans, respectively.

(3) During 1997, payoffs of commercial real estate loans secured by hotels and office buildings totaled $80.5 million and $107.3 million, respectively.

         The Company's lending activities are conducted on a nationwide basis and, as a result, the properties which secure its loan portfolio are located throughout the United States. At December 31, 1997, the five states in which the largest amount of properties securing loans in the Company's loan portfolio were New York, New Jersey, California, Maryland and Illinois, which had $58.8 million, $35.4 million, $27.7 million, $26.1 million and $21.2 million of principal amount of loans, respectively. As noted above, the Company believes that the relatively geographic distribution of its loan portfolio can reduce the risks associated with concentrating such loans in more limited geographic areas.

         CONTRACTUAL PRINCIPAL REPAYMENTS. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Company's loan portfolio based on scheduled contractual amortization, as well as the dollar amount of loans which have fixed or adjustable interest rates. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. Loan balances have not been reduced for (i) undisbursed loan proceeds, unearned discounts and the allowance for loan losses or (ii) nonperforming loans.

                                                                          Maturing in
                                            ----------------------------------------------------------------------
                                                              After One Year    After Five Years
                                                 One           Through Five          Through            After Ten
                                            Year or Less           Years            Ten Years             Years
                                            ------------       ------------       ------------        ------------
                                                                    (Dollars in Thousands)
Single family residential loans.......      $      4,999       $      1,789       $      8,094        $     31,344
Multi-family residential loans........            24,454             29,227              3,979              13,722
Commercial real estate and land loans.            18,646            150,108              4,233               4,085
Consumer and other loans..............                21                224                 --                  --
                                            ------------       ------------       ------------        ------------
   Total..............................      $     48,120       $    181,348       $     16,306        $     49,151
                                            ============       ============       ============        ============

Interest rate terms on amounts due:
   Fixed..............................      $     10,974       $    166,001       $     16,132        $     27,951
   Adjustable.........................            37,146             15,347                174              21,200
                                            ------------       ------------       ------------        ------------
                                            $     48,120       $    181,348       $     16,306        $     49,151
                                            ============       ============       ============        ============

         Scheduled contractual principal repayments may not reflect the actual maturities of loans because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses. The average life of mortgage loans, particularly fixed-rate loans, tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.

         ACTIVITY IN THE LOAN PORTFOLIO. The following table sets forth the activity in the Company's loan portfolio during the periods indicated.

                                                                     Year Ended December 31,
                                                          ----------------------------------------------
                                                              1997             1996             1995
                                                          -----------      -----------       -----------
                                                                      (Dollars in Thousands)
Balance at beginning of period.......................     $   501,114      $   342,649       $    61,194
Originations:
   Single family residential loans...................           1,987           10,681            14,776
   Multi-family residential loans....................          16,799           68,076            48,664
   Commercial real estate loans......................          69,948          199,017           212,630
   Commercial non-mortgage and consumer loans........           1,140            3,366               207
                                                          -----------      -----------       -----------
      Total loans originated.........................          89,874          281,140           276,277
                                                          -----------      -----------       -----------
Purchases:
   Single family residential loans...................              78              305            29,833
   Commercial real estate loans......................              --               --             2,245
   Consumer loans....................................              --               --             1,966
                                                          -----------      -----------       -----------
      Total loans purchased..........................              78              305            34,044
                                                          -----------      -----------       -----------
Sales ...............................................          (2,346)              --                --
Loans transferred from available for sale............          13,782               45             4,353
Principal repayments.................................        (306,916)        (121,818)          (33,168)
Transfer to real estate owned........................            (661)          (1,207)              (51)
                                                          -----------      -----------       -----------
Net increase (decrease) in net loans.................        (206,189)         158,465           281,455
                                                          -----------      -----------       -----------
Balance at end of period.............................     $   294,925      $   501,114       $   342,649
                                                          ===========      ===========       ===========

         LOANS AVAILABLE FOR SALE. In addition to loans acquired for investment, the Company also originates and purchases loans which it presently does not intend to hold to maturity. Such loans are designated as loans available for sale upon origination or purchase and generally are carried at the lower of cost or aggregate market value. At December 31, 1997, loans available for sale amounted to $177.0 million or 6% of the Company's total assets.

         The following table sets forth the composition of the Company's loans available for sale by type of loan at the dates indicated.

                                                                         December 31
                                          --------------------------------------------------------------------------
                                              1997            1996           1995            1994            1993
                                          -----------     -----------     -----------    -----------     -----------
                                                                   (Dollars in thousands)
Single family residential loans......     $   176,554     $   111,980     $   221,927    $    16,825     $    30,217
Multi-family residential loans.......              --          13,657          28,694         83,845          44,919
Consumer loans.......................             487             729           1,169          1,623          25,930
                                          -----------     -----------     -----------    -----------     -----------
                                              177,041     $   126,366     $   251,790    $   102,293     $   101,066
                                          ===========     ===========     ===========    ===========     ===========

         Although the Company's loans available for sale are secured by properties located nationwide, currently a substantial majority of such loans are subprime single family residential loans originated primarily in the western states, particularly California, primarily as the result of Admiral having been located there prior to the acquisition of substantially all of its assets by OFS. As a result, $35.2 million or 20% of the Company's loans available for sale at December 31, 1997 were secured by properties located in California, primarily as the result of Admiral having been located there prior to the acquisition of substantially all of its assets by OFS.

         SINGLE FAMILY RESIDENTIAL LOANS. Since late 1994, the Company's lending activities have included the origination and purchase of single family residential loans to borrowers who because of prior credit problems, the absence of a credit history or other factors are unable or unwilling to qualify as borrowers for a single family residential loan under guidelines of the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") ("conforming loans") and who have substantial equity in the properties which secure the loans. Loans to non-conforming borrowers are perceived by the Company as being advantageous because they generally have higher interest rates and origination and servicing fees and generally lower loan-to-value ratios than conforming loans and because the Company's expertise in the servicing and resolution of nonperforming loans can be utilized in underwriting such loans, as well as to address loans acquired pursuant to this program which become nonperforming after acquisition.

         Through 1996, the Company acquired subprime single family residential loans primarily through a correspondent relationship with Admiral and, to a lesser extent, correspondent relationships with three other financial services companies. Correspondent institutions originate loans based on guidelines provided by the Company and promptly sell the loans to the Company on a servicing-released basis.

         In order to solidify and expand its sources of subprime single family residential loans, the Company, through OFS, acquired substantially all of the assets of Admiral in a transaction which closed on May 1, 1997. See "Business-Subsidiaries." At the time of acquisition, Admiral engaged in subprime lending on a retail and wholesale basis through eleven loan production offices located in California and independent mortgage brokers and correspondent lending institutions located in California and eleven other states. In connection with the Company's acquisition of assets from Admiral, the Bank transferred its retail and wholesale subprime single family residential lending operations to OFS, which included, among other things, transferring its rights under contracts with brokers and correspondent lending institutions and its rights and obligations under leases to six loan production offices recently opened by it, which are located in California, Illinois, Massachusetts, Oregon and Utah. OFS currently conducts its business on a retail and wholesale basis through 27 loan production offices located in seven states and plans to open an additional five such offices in 1998.

         OFS' principal sources of funds consist of (i) four lines of credit with unaffiliated parties which aggregate $650 million and are secured by the mortgage loans acquired with such lines and (ii) a $30 million unsecured, subordinated credit facility provided by the Company to OFS at the time of the acquisition of substantially all of the assets of Admiral. The Company has adopted policies that set forth the specific lending requirements of the Company as they relate to the processing, underwriting, property appraisal, closing, funding and delivery of subprime loans. These policies include program descriptions which set forth four classes of loans, designated A, B, C and D. Class A loans generally relate to borrowers who have no or limited adverse incidents in their credit histories, whereas Class B, C and D loans relate to increasing degrees of adverse incidents in the borrower's credit histories. Factors which are considered in evaluating a borrower in this regard are the presence or absence of a credit history, prior delinquencies in the payment of mortgage and consumer credit and personal bankruptcies.

         The terms of the loan products offered by the Company directly or through its correspondents emphasize real estate loans which generally are underwritten with significant reliance on a borrower's level of equity in the property securing the loan, which may be an owner-occupied or, depending on the class of loan and its terms, a non-owner occupied property. Although the Company's guidelines require information in order to enable the Company to evaluate a borrower's ability to repay a loan by relating the borrower's income, assets and liabilities to the proposed indebtedness, because of the significant reliance on the ratio of the principal amount of the loan to the appraised value of the security property, each of the four principal classes of loans identified by the Company include products which permit reduced documentation for verifying a borrower's income and employment. Loans which permit reduced documentation generally require documentation of employment and income for the most recent six-month period, as opposed to the two-year period required in the case of full documentation loans. Although the Company reserves the right to verify a borrower's income, assets and liabilities and employment history, other than as set forth above, it generally does not verify such information through other sources.

         The Company's strategy is to offer a broad range of products to its borrowers and its origination sources. Loans may have principal amounts which conform to the guidelines set by FHLMC or FNMA for conforming loans or principal amounts which significantly exceed these amounts (so called "jumbo loans"). Loans may have fixed or adjustable interest rates and terms ranging up to 30 years.

         The following table sets forth the activity in the Company's net loans available for sale during the periods indicated:

                                                                    Year Ended December 31,
                                                     ------------------------------------------------------
                                                         1997               1996                 1995
                                                     ------------       --------------       --------------
                                                                     (Dollars in Thousands)
Balance at beginning of period.................      $    126,366       $      251,790       $      102,293
Purchases:
  Single family residential....................           278,081              284,598              230,077
  Multi-family residential.....................                --               10,456               10,056
                                                     ------------       --------------       --------------
                                                          278,081              295,054              240,133
                                                     ------------       --------------       --------------
Originations:
  Single family residential....................           316,101                9,447                  360
  Multi-family residential.....................                --                   --               24,810
                                                     ------------       --------------       --------------
                                                          316,101                9,447               25,170
                                                     ------------       --------------       --------------
Sales..........................................          (501,079)            (395,999)            (100,104)
Increase in lower of cost or market reserve....            (1,034)              (2,455)                (118)
Loans transferred (to)/from loan portfolio.....           (13,674)                  45               (4,353)
Principal repayments, net of capitalized
  interest.....................................           (22,151)             (27,845)             (11,231)
Transfer to real estate owned..................            (5,569)              (3,671)                  --
                                                     ------------       --------------       --------------
  Net increase (decrease) in loans.............            50,675             (125,424)             149,497
                                                     ------------       --------------       --------------
Balance at end of period.......................      $    177,041       $      126,366       $      251,790
                                                     ============       ==============       ==============

         The Company purchased and originated a total of $588.3 million of single family residential loans to non-conforming borrowers during 1997 and $294.0 million of such loans during 1996. At December 31, 1997, the Company had $167.0 million of subprime single family residential loans, which had a weighted average yield of 10.41%.

         The Company generally intends to sell or securitize its subprime single family residential loans, and as a result, all of such loans were classified as available for sale at December 31, 1997. During 1997, the Company sold $82.6 million of subprime single family residential loans for gains of $3.3 million; during 1996 the Company sold $161.5 million of such loans for gains of $571,000; and during 1995 the Company sold $25.3 million of subprime single family residential loans for gains of $188,000. An additional $415.8 million and $211.2 million of loans were securitized and sold in public offerings underwritten by unaffiliated investment banking firms during 1997 and 1996, respectively, generating gains of $18.8 million and $7.2 million, respectively, upon the sale of the securities. The Company retained subordinate and REMIC residual securities in connection with these transactions. Such securities had an aggregate carrying value of $41.8 million at December 31, 1997. See "Business-Investment Activities."

         Although subprime loans generally have higher levels of default than conforming loans, the Company believes that the borrower's equity in the security property and its expertise in the area of resolution of nonperforming loans will continue to make its subprime borrower loan program a successful one notwithstanding such defaults and any resulting losses. There can be no assurance that this will be the case, however.

         In addition to the Company's subprime single family residential loan programs, from time to time the Company purchases pools of single family residential loans for investment purposes. During 1995, the Company purchased $29.8 million of loans which were primarily secured by properties located in the area surrounding the Bank's physical facility in northern New Jersey.

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Company's lending activities include the acquisition of loans secured by commercial real estate, particularly loans secured by hotels and office buildings, which the Company began originating in late 1994 and late 1995, respectively. Commercial real estate loans currently are made to finance the purchase and refinance of commercial properties, the refurbishment of distressed properties and, recently, the construction of hotels. At December 31, 1997, the Company's loans secured by commercial real estate (and land) amounted to $177.1 million and consisted primarily of $89.4 million and $68.8 million of loans secured by hotels and office buildings, respectively.

         From time to time, the Company originates loans for the construction of multi-family residences, as well as bridge loans to finance the acquisition and rehabilitation of distressed multi-family residential properties. At December 31, 1997, the Company's multi-family residential loan portfolio included $33.3 million of multi-family residential construction loans, of which $21.1 million had been funded, and $38.1 million of acquisition and rehabilitation loans, of which $34.8 million had been funded.

         From time to time the Company also originates loans secured by existing multi-family residences. Although the Company has deemphasized this type of lending in recent periods, it previously was active in the origination and securitization of such loans. During 1995, 1994 and 1993, the Company securitized multi-family residential loans acquired by it with an aggregate principal amount of $83.9 million, $346.6 million and $67.1 million, respectively. The Company subsequently sold all of the securities backed by these loans.

         The multi-family residential and commercial real estate loans acquired by the Company in recent periods generally have principal amounts between $3.0 million and the Bank's loan-to-one-borrower limitation (see "Regulation-The Bank-Loans-to-One-Borrower") and are secured by properties which in management's view have good prospects for appreciation in value during the loan term. In addition, the Company currently is implementing a program to originate multi-family residential and commercial real estate loans with smaller principal amounts (generally up to $3.0 million) and which may be secured by a wide variety of such properties.

         The Company's large multi-family residential and commercial real estate loans generally have fixed interest rates, terms of two to five years and payment schedules which are based on amortization over 15 to 25 year periods. The maximum loan-to-value ratio generally does not exceed 80% of the stabilized value of the property and 88% of the total costs of the property in the case of construction, refurbishment or rehabilitation loans.

         Multi-family residential and commercial real estate loans are secured by a first priority lien on the real property, all improvements thereon and, in the case of hotel loans, all fixtures and equipment used in connection therewith, as well as a first priority assignment of all revenue and gross receipts generated in connection with the property. The liability of a borrower on multi-family residential and commercial real estate loans generally is limited to the borrower's interest in the property, except with respect to certain specified circumstances.

         In addition to stated interest, the large multi-family residential and commercial real estate loans originated by the Company commonly include provisions pursuant to which the borrower agrees to pay the Company as additional interest on the loan an amount based on specified percentages (generally between 10-38%) of the net cash flow from the property during the term of the loan and/or the net proceeds from the sale or refinancing of the property upon maturity of the loan. Participating interests also may be obtained in the form of additional fees which must be paid by the borrower in connection with a prepayment of the loan, generally after an initial lock-out period during which prepayments are prohibited. The fees which could be payable by a borrower during specified periods of the loan consist either of fixed exit fees or yield maintenance payments, which are required to be paid over a specified number of years after the prepayment and are intended to increase the yield to the Company on the proceeds from the loan payoff to a level which is comparable to the yield on the prepaid loan. At December 31, 1997, the Company's loan portfolio included $101.1 million of funded and unfunded loans in which the Company participates in the residual profits of the underlying real estate, of which $89.0 million had been funded. The Company generally accounts for loans in which it participates in residual profits as loans and not as investments in real estate; however, because of concerns raised by the staff of the OTS in this regard, in December 1996 and during 1997 the Bank sold to the Company subordinated, participating interests in a total of eleven acquisition, development and construction loans, which interests had an aggregate principal balance of $18.0 million. On a consolidated basis, eight of these loans, which amounted to $64.3 million at December 31, 1997, were carried by the Company as investments in real estate. The Bank (but not the Company) has agreed with the OTS to cease origination of mortgage loans with profit participation features in the underlying real estate, with the exception of existing commitments.

         Construction loans generally have terms of three to four years and interest rates which float on a monthly basis in accordance with designated reference rates. Payments during the term of the loan may be made to the Company monthly on an interest-only basis. The loan amount may include an interest reserve which is maintained by the Company and utilized to pay interest on the loan during a portion of its term.

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

         Multi-family residential, commercial real estate and construction lending generally are considered to involve a higher degree of risk than single family residential lending because such loans involve larger loan balances to a single borrower or group of related borrowers. In addition, the payment experience on multi-family residential and commercial real estate loans typically is dependent on the successful operation of the project, and thus such loans may be adversely affected to a greater extent by adverse conditions in the real estate markets or in the economy generally. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction, as well as the availability of permanent take-out financing. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a project which, when completed, has a value which is insufficient to ensure full repayment. In addition to the foregoing, multi-family residential and commercial real estate loans which are not fully amortizing over their maturity and which have a balloon payment due at their stated maturity, as is generally the case with the Company's multi-family residential and commercial real estate loans, involve a greater degree of risk than fully amortizing loans because the ability of a borrower to make a balloon payment typically will depend on its ability either to timely refinance the loan or to timely sell the security property. The ability of a borrower to accomplish these results will be affected by a number of factors, including the level of available mortgage rates at the time of sale or refinancing, the financial condition and operating history of the borrower and the property which secures the loan, tax laws, prevailing economic conditions and the availability of financing for multi-family residential and commercial real estate generally.

LOAN SERVICING ACTIVITIES

         During 1996, the Company developed a program to provide loan servicing and various other asset management and resolution services to third party owners of nonperforming assets, underperforming assets and subprime assets such as Class B, C and D single family residential mortgage loans. Servicing contracts entered into by the Company provide for the payment to the Company of specified fees and in some cases may include terms which allow the Company to participate in the profits resulting from the successful resolution of the assets being serviced.

         The Bank has been approved as a loan servicer by HUD, FHLMC and FNMA. The Bank is rated a Tier 1 servicer and as a preferred servicer for high-risk mortgages by FHLMC, the highest rating categories, and also is rated as a "strong" special servicer for commercial mortgage loans by Standard & Poor's, which also is the highest rating category. In addition, the Bank is the only servicer rated as a special servicer for residential mortgage loans.

         The following tables set forth the number and amount of loans serviced by the Company for others at the dates indicated:

                                                                        December 31, 1997
                               -----------------------------------------------------------------------------------------------------
                                    Discount Loans            Subprime Loans             Other Loans                  Total
                               -----------------------   -----------------------   -----------------------   -----------------------
                                              No. of                    No. of                   No. of                     No. of
                                 Amount        Loans       Amount        Loans       Amount       Loans        Amount        Loans
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                      (Dollars in Thousands)
Loans securitized and sold
  with recourse ............   $  624,591       11,148   $  555,914        4,976   $       --           --   $1,180,505       16,124
Loans serviced for third
  parties ..................    1,682,764       23,181    2,352,352       29,911      294,198        1,092    4,329,314       54,184
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                               $2,307,355       34,329   $2,908,266       34,887   $  294,198        1,092   $5,509,819       70,308
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========


                                                                        December 31, 1996
                               -----------------------------------------------------------------------------------------------------
                                    Discount Loans            Subprime Loans             Other Loans                  Total
                               -----------------------   -----------------------   -----------------------   -----------------------
                                              No. of                    No. of                   No. of                     No. of
                                 Amount        Loans       Amount        Loans       Amount       Loans        Amount        Loans
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                      (Dollars in Thousands)

Loans securitized and sold
  with recourse ............   $  204,586        4,796   $  202,766        1,879   $       --           --   $  407,352        6,675
Loans serviced for third
  parties ..................    1,209,535       22,511        6,784           60      294,427          917    1,510,746       23,488
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                               $1,414,121       27,307   $  209,550        1,939   $  294,427          917   $1,918,098       30,163
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

         The increases in the number and amount of loans serviced by the Company for others in recent periods were primarily attributable to the Company's acquisition of rights to service discount loans acquired from HUD by BlackRock, directly and indirectly through the LLC, and servicing rights resulting from the securitization of both loans acquired from HUD by the Company and BlackRock, directly and indirectly through the LLC, and subprime single family residential loans held by the Company.

         The Company generally does not purchase rights to service loans for others and, as a result, capitalized mortgage servicing rights amount to only $5.7 million and $2.4 million at December 31, 1997 and 1996, respectively. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 122 "Accounting for Mortgage Servicing Rights," the Company amortizes mortgage servicing rights over the estimated weighted average life of the loans and periodically evaluates its mortgage servicing rights for impairment based on the fair value of those rights, which is recognized through a valuation allowance.

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

         NONPERFORMING LOANS. It is the Company's policy to establish an allowance for uncollectible interest on loans in its loan portfolio and loans available for sale which are past due 90 days or more and to place such loans on non-accrual status. As a result, the Company currently does not have any loans which are accruing interest but are past due 90 days or more. Loans also may be placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed by a charge to interest income.

         The following table sets forth certain information relating to the Company's nonperforming loans in its loan portfolio at the dates indicated:

                                                                          December 31,
                                              --------------------------------------------------------------------
                                                 1997          1996          1995           1994            1993
                                              ---------     ---------     ---------       ---------      ---------
                                                                     (Dollars in Thousands)
Nonperforming loans (1):
  Single family residential loans.........    $   1,575     $   2,123     $   2,923       $   2,478      $   2,347
  Multi-family residential loans..........        7,583(2)        106           731             152            664
  Consumer and other loans................           --            55           202              29            556
                                              ---------     ---------     ---------       ---------      ---------
    Total.................................    $   9,158     $   2,284     $   3,856       $   2,659      $   3,567
                                              =========     =========     =========       =========      =========

Nonperforming loans as a percentage of:
  Total loans (3).........................         3.36%         0.56%         1.27%           4.35%          3.71%
  Total assets............................         0.30%         0.09%         0.20%           0.21%          0.27%

Allowance for loan losses as
 a percentage of:
    Total loans(3)........................         1.37%         0.87%         0.65%(4)        1.84%          0.99%
    Nonperforming loans...................        40.35%       154.24%        50.49%          40.28%         24.78%

-------------------
(1) The Company did not have any nonperforming loans in its loan portfolio which were deemed troubled debt restructurings at the dates indicated.

(2) The increase in nonperforming multi-family residential loans during 1997 was primarily attributable to a $7.4 million loan secured by a 127-unit condominium building located in New York, New York, which management believes is well collateralized.

(3)   Total loans is net of undisbursed loan proceeds.

(4) The decrease in the allowance for loan losses as a percentage of total loans from 1994 was due to the significant increase in the loan portfolio in 1995 as a result of the purchase of single family residential loans and the origination of multi-family residential and commercial real estate loans.

         The following table presents a summary of the Company's nonperforming loans in the loans available for sale portfolio at the dates indicated:

                                                                          December 31,
                                                1997           1996           1995           1994            1993
                                             ----------     ----------     ----------     ----------     ----------
                                                                     (Dollars in Thousands)
 Nonperforming loans:
  Single family loans..................      $   13,509     $   14,409     $    7,833     $       --     $       --
  Consumer loans.......................              25             36            100            120            884
                                             ----------     ----------     ----------     ----------     ----------
                                             $   13,534     $   14,445          7,933     $      120     $      884
                                             ==========     ==========     ==========     ==========     ==========
 Nonperforming loans a percentage of:
  Total loans available for sale                   7.64%         11.43%           3.2%           .12%           .87%
  Total assets                                      .44%           .58%           .58%           .01%           .06%

         For information relating to the payment status of loans in the Company's discount loan portfolio, see "Business-Discount Loan Acquisition and Resolution Activities."

         REAL ESTATE OWNED. Properties acquired through foreclosure or by deed-in-lieu thereof are valued at the lower of amortized cost or fair value. Properties included in the Company's real estate owned portfolio are periodically re-evaluated to determine that they are being carried at the lower of cost or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Deficiencies resulting from valuation adjustments to real estate owned subsequent to acquisition are recognized as a valuation allowance. Subsequent increases related to the valuation of real estate owned are reflected as a reduction in the valuation allowance, but not below zero. Increases and decreases in the valuation allowance are charged or credited to income, respectively. Accumulated valuation allowances amounted to $12.3 million at December 31, 1997 as compared to $11.5 million at December 31, 1996.

         The following table sets forth certain information relating to the Company's real estate owned at the dates indicated.

                                                                            December 31,
                                                        ----------------------------------------------------
                                                          1997       1996       1995       1994       1993
                                                        --------   --------   --------   --------   --------
                                                                       (Dollars in Thousands)
Discount loan portfolio:
   Single family residential.........................   $ 76,409   $ 49,728   $ 75,144   $ 86,426   $ 33,369
   Multi-family residential .........................     16,741     14,046     59,932         --         --
   Commercial real estate ...........................     71,339     36,264     31,218      8,801         --
                                                        --------   --------   --------   --------   --------
        Total .......................................    164,489    100,038    166,294     95,227     33,369
Loan portfolio ......................................        357        592        262      1,440        128
Loans available for sale.............................      2,419      3,074         --         --         --
                                                        --------   --------   --------   --------   --------
        Total .......................................   $167,265   $103,704   $166,556   $ 96,667   $ 33,497
                                                        ========   ========   ========   ========   ========

         The following table sets forth certain geographical information by type of property at December 31, 1997 related to the Company's real estate owned.

                                                           Multi-family Residential
                               Single Family Residential         and Commercial                 Total
                               -------------------------   -------------------------   ------------------------
                                                No. of                      No. of                     No. of
                                Amount        Properties    Amount        Properties     Amount      Properties
                               --------       ----------   --------       ----------   ---------     ----------
                                                           (Dollars in Thousands)
California...............      $ 24,717           314      $ 28,703            41      $  53,420          355
Florida..................         3,080            53        14,181            20         17,261           73
Connecticut..............         3,945            63        13,075            11         17,020           74
New York.................        11,099           216         2,101            13         13,201          229
New Jersey...............         7,536           105         3,555            12         11,091          117
Other....................        28,451(1)        604        26,822(2)         53         55,272          657
                               --------      --------      --------      --------      ---------     --------
 Total...................      $ 78,828         1,355      $ 88,437           150      $ 167,265        1,505
                               ========      ========      ========      ========      =========     ========

-------------------
(1) Consists of properties located in 40 other states, none of which aggregated over $5.6 million in any one state.

(2) Consists of properties located in 20 other states, none of which aggregated over $7.5 million in any one state.

         The following table sets forth the activity in the real estate owned during the periods indicated.

                                                             Year Ended December 31,
                                   ---------------------------------------------------------------------------
                                             1997                      1996                     1995
                                   ------------------------  ------------------------- -----------------------
                                                   No. of                   No. of                     No of
                                     Amount      Properties    Amount     Properties     Amount     Properties
                                   ---------     ----------  ---------    ----------   ---------    ----------
                                                            (Dollars in Thousands)
Balance at beginning of period.... $ 103,704          825    $ 166,556        1,070    $  96,667        1,018
Properties acquired through
  foreclosure or deed-in-lieu
  thereof ........................   205,621        1,656      102,098          918      185,174          970
Acquired in connection with
  acquisitions of discount loans..    38,486          545        2,529           12       24,617          311
Sales ............................  (179,693)      (1,521)    (160,592)      (1,175)    (139,233)      (1,229)
Change in allowance ..............      (853)          --       (6,887)          --         (669)          --
                                   ---------    ---------    ---------    ---------    ---------    ---------
Balance at end of period ......... $ 167,265        1,505    $ 103,704          825    $ 166,556        1,070
                                   =========    =========    =========    =========    =========    =========

         The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated.

                                                                             December 31,
                                                        ----------------------------------------------------
                                                             1997               1996                1995
                                                        ------------        ------------        ------------
                                                                        (Dollars in Thousands)
One to two months.................................      $     83,144        $     17,695        $     25,398
Three to four months..............................            28,912              15,291              22,672
Five to six months................................            20,929              14,348              25,742
Seven to 12 months................................            23,621              13,004              76,782
Over 12 months....................................            10,659              43,366              15,962
                                                        ------------        ------------        ------------
                                                        $    167,265        $    103,704        $    166,556
                                                        ============        ============        ============

         The average period during which the Company held the $179.7 million, $160.6 million and $139.2 million of real estate owned which was sold during the years ended December 31, 1997, 1996 and 1995, respectively, was 9 months, 11 months and 8 months, respectively.

         Although the Company evaluates the potential for significant environmental problems prior to acquiring or originating a loan, there is a risk for any mortgage loan, particularly a multi-family residential and commercial real estate loan, that hazardous substances or other environmentally restricted substances could be discovered on the related real estate. In such event, the Company might be required to remove such substances from the affected properties or to engage in abatement procedures at its sole cost and expense. There can be no assurance that the cost of such removal or abatement will not substantially exceed the value of the affected properties or the loans secured by such properties, that the Company would have adequate remedies against the prior owners or other responsible parties or that the Company would be able to resell the affected properties either prior to or following completion of any such removal or abatement procedures. If such environmental problems are discovered prior to foreclosure, the Company generally will not foreclose on the related loan; however, the value of such property as collateral will generally be substantially reduced, and as a result, the Company may suffer a loss upon collection of the loan.

         From time to time, the Company makes loans to finance the sale of real estate owned. At December 31, 1997, such loans amounted to $8.4 million and consisted of $4.4 million of single family residential loans, $3.7 million of multi-family residential loans and $339,000 of commercial loans. All of the Company's loans to finance the sale of real estate owned were performing in accordance with their terms at December 31, 1997.

         CLASSIFIED ASSETS. OTS regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured associations, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as a loss or charge off such amount. In this regard, the Company establishes required reserves and charges off loss assets as soon as administratively practicable. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital.

         In 1996, based upon discussions with the OTS and as a result of an OTS bulletin issued on December 13, 1996 entitled "Guidance on the Classification and Regulatory Reporting of Certain Delinquent Loans and Other Credit Impaired Assets," the Company has classified all discount loans that are 90 or more days contractually past due, not otherwise classified, as special mention and all real estate owned, not otherwise classified, as special mention. The Company also modified its policy for classifying nonperforming discount loans and real estate owned related to its discount loan portfolio ("nonperforming discount assets") to take into account both the holding period of such assets from the date of acquisition and the ratio of book value to market value of such assets. All nonperforming discount assets which are held 15 months or more after the date of acquisition are classified substandard; nonperforming discount assets held 12 months to less than 15 months from the date of acquisition are classified as substandard if a ratio of book value to market value is 80% or more; and nonperforming discount assets held less than 12 months from the date of acquisition are classified as substandard if they have a ratio of book value to market value of more than 85%. In addition, nonperforming discount assets which are performing for a period of time subsequent to acquisition by the
Company are classified as substandard at the time such loans become nonperforming. The Company also modified its classified assets policy to classify all real estate owned which is not cash flowing and which has been held for more than 15 months and three years as substandard and doubtful, respectively. The Company's past experience indicates that classified discount assets do not necessarily correlate to probability or severity of loss.

         Excluding assets which have been classified loss and fully reserved by the Company, the Company's classified assets at December 31, 1997 under the above policy consisted of $404.1 million of assets classified as substandard and $577,000 of assets classified as doubtful. In addition, at the same date, $616.1 million of assets were designated as special mention.

         Substandard assets at December 31, 1997 under the above policy consisted primarily of $242.4 million of loans and real estate owned related to the Company's discount single family residential loan program, $150.5 million of loans and real estate owned related to the Company's discount commercial real estate loan program and $9.7 million of subprime single family residential loans. Special mention assets at December 31, 1997 under the policy consisted primarily of $559.3 million and $56.8 million of loans and real estate owned related to the Company's discount single family residential and discount commercial real estate loan programs, respectively.

         ALLOWANCES FOR LOSSES. The Company maintains an allowance for loan losses for each of its loan and discount loan portfolios at a level which management considers adequate to provide for potential losses in each portfolio based upon an evaluation of known and inherent risks in such portfolios.

         The following table sets forth the breakdown of the allowance for loan losses on the Company's loan portfolio and discount loan portfolio by loan category and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                                                December 31,
                              --------------------------------------------------------------------------------------
                                    1997              1996             1995              1994              1993
                              ---------------   ---------------   ---------------   --------------   ---------------
                               Amount    %       Amount     %     Amount     %      Amount     %     Amount      %
                              -------  ------   -------   -----   ------   ------   ------   -----   ------    -----
                                                           (Dollars in Thousands)
Loan portfolio:
Single family residential
  loans.....................  $   512    15.7%  $   520    14.6%  $  346     22.2%  $  615    52.2%  $  174     31.6%
Multi-family residential
  loans.....................    2,163    24.2       673    13.5      683     14.3       --     2.9      333     40.9
Commercial real estate
  loans.....................    1,009    60.0     2,299    71.3      875     62.6      218    42.3      218     23.7
Commercial non-mortgage
  loans.....................       --      --        11     0.5       --      --        --      --       --       --
Consumer loans..............       11     0.1        20     0.1       43      0.9      238     2.6      159      3.8
                              -------  ------   -------   -----   ------   ------   ------   -----   ------    -----
  Total.....................  $ 3,695   100.0%  $ 3,523   100.0%  $1,947    100.0%  $1,071   100.0%  $  884    100.0%
                              =======  ======   =======   =====   ======   ======   ======   =====   ======    =====

Discount loan
  portfolio(1):
Single family residential
  loans.....................  $15,017    50.2%  $ 3,528    38.4%  $   --       --%  $   --      --%  $   --       --%
Multi-family residential
  loans.....................    2,616    10.7     3,124    26.0       --       --       --      --       --       --
Commercial real estate
  loans.....................    5,860    39.0     4,886    35.4       --       --       --      --       --       --
Other loans.................       --     0.1        --     0.2       --       --       --      --       --       --
                              -------  ------   -------   -----   ------   ------   ------   -----   ------    -----
  Total...................    $23,493   100.0%  $11,538   100.0%  $   --       --%  $   --      --%  $   --       --%
                              =======  ======   =======   =====   ======   ======   ======   =====   ======    =====

-------------------
(1) The Company did not maintain an allowance for loan losses on its discount loan portfolio prior to 1996.

         The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

         The following table sets forth an analysis of activity in the allowance for loan losses relating to the Company's loan portfolio during the periods indicated:

                                                                Year Ended December 31,
                                         --------------------------------------------------------------------
                                           1997           1996           1995           1994           1993
                                         --------       --------       --------       --------       --------
                                                                (Dollars in Thousands)
   Balance at beginning of period....    $  3,523       $  1,947       $  1,071       $    884       $    752
   Provision for loan losses.........         325          1,872          1,121             --             --
   Charge-offs:
     Single family residential loans         (100)          (261)          (131)          (302)          (150)
     Multi-family residential loans..          --             (7)            --             --           (170)
     Commercial real estate loans....          --             --            (40)            --             --
     Consumer loans..................         (53)           (28)           (92)          (170)           (16)
                                         --------       --------       --------       --------       --------
      Total charge-offs..............        (153)          (296)          (263)          (472)          (336)
   Recoveries:
     Single family residential loans           --             --              3            410            346
     Multi-family residential loans..          --             --             --             --             --
     Commercial real estate loans....          --             --             15             --             --
     Consumer loans..................          --             --             --            249            122
                                         --------       --------       --------       --------       --------
      Total recoveries...............          --             --             18            659            468
                                         --------       --------       --------       --------       --------
      Net (charge-offs) recoveries...        (153)          (296)          (245)           187            132
                                         --------       --------       --------       --------       --------
   Balance at end of period..........    $  3,695       $  3,523       $  1,947       $  1,071       $    884
                                         ========       ========       ========       ========       ========
   Net charge-offs (recoveries) as a
     percentage of average loan
     portfolio, net..................        0.04%          0.09%          0.19%         (0.28)%        (0.10)%

         The following table sets forth an analysis of activity in the allowance for loan losses relating to the Company's discount loan portfolio during the periods indicated:

                                                      Year Ended December 31,
                                                      -----------------------
                                                        1997         1996
                                                      --------     ----------
                                                       (Dollars in Thousands)

Balance at beginning of period ....................   $ 11,538     $       --
Provision for loan losses .........................     31,894         20,578
Charge-offs:
  Single family residential loans .................    (13,281)        (7,009)
  Multi-family residential loans ..................     (2,056)          (704)
  Commercial real estate loans ....................     (5,012)        (1,503)
  Other loans .....................................         --             --
                                                      --------     ----------
     Total charge-offs ............................    (20,349)        (9,216)
                                                      --------     ----------
Recoveries:
  Single family residential loans .................        410            176
  Multi-family residential loans ..................         --             --
  Commercial real estate loans ....................         --             --
  Consumer loans ..................................         --             --
                                                      --------     ----------
     Total recoveries .............................        410            176
                                                      --------     ----------
     Net (charge-offs) ............................    (19,939)        (9,040)
                                                      --------     ----------
Balance at end of period ..........................   $ 23,493     $   11,538
                                                      ========     ==========
Net charge-offs as a percentage of average
  discount loan  portfolio ........................       1.55%          1.34%

INVESTMENT ACTIVITIES

         GENERAL. The investment activities of the Company currently include investments in mortgage-related securities, investment securities and low-income housing tax credit interests. The investment policy of the Company, which is established by the Investment Committee and approved by the Board of Directors, is designed primarily to provide a portfolio of diversified instruments while seeking to optimize net interest income within acceptable limits of interest rate risk, credit risk and liquidity.

         MORTGAGE-BACKED AND RELATED SECURITIES. From time to time, the Company invests in mortgage-backed and mortgage-related securities. Although mortgage-backed and mortgage-related securities generally yield less than the loans that back such securities because of costs associated with their payment guarantees or credit enhancements, such securities are more liquid than individual loans and may be used to collateralize borrowings of the Company. Other mortgage-backed and mortgage-related securities indirectly bear the risks of the underlying loans, such as prepayment risk (interest-only securities) and credit risk (subordinated interests), and are generally less liquid than individual loans.

         Mortgage-related securities include senior and subordinate regular interests and residual interests in collateralized mortgage obligations ("CMOs"), including CMOs which have qualified as REMICs. The regular interests in some CMOs are like traditional debt instruments because they have stated principal amounts and traditionally defined interest-rate terms. Purchasers of certain other interests in REMICs are entitled to the excess, if any, of the issuer's cash inflows, including reinvestment earnings, over the cash outflows for debt service and administrative expenses. These interests may include instruments designated as residual interests, which represent an equity ownership interest in the underlying collateral, subject to the first lien of the investors in the other classes of the REMIC.

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

         Interest-only and principal-only securities are so-called stripped mortgage-related securities, in which interest coupons may be stripped from a mortgage-related security to create an interest-only ("IO") strip, where the investor receives all of the interest cash flows and none of the principal, and a principal-only ("PO") strip, where the investor receives all of the principal cash flows and none of the interest. Inverse floating rate interest-only
("Inverse IO") securities also have coupons which are stripped from a mortgage-related security. However, Inverse IOs have coupons whose interest rates change inversely with, and often as a multiple of, a specialized index such as the one-month London Interbank Offered Rate ("LIBOR").

         The  following  table  sets  forth  the  fair  value  of the  Company's
mortgage-backed  and  related  securities   available  for  sale  at  the  dates
indicated.

                                                                       December 31,
                                                      ---------------------------------------------
                                                          1997             1996             1995
                                                      ----------        ----------       ----------
                                                                  (Dollars in Thousands)
Mortgage-related  securities:
   Single family residential:
     CMOs (AAA-rated)............................     $  160,451        $   73,935       $  138,831
     Interest only:

       AAA-rated.................................         13,863             1,173               --
       FHLMC.....................................         64,745            47,571            2,182
       FNMA......................................         59,715            49,380            9,592
       GNMA......................................         29,766                --               --

     Principal only..............................             --                --            8,218
     Subordinates................................         67,830            19,164           27,310
     PAC securities .............................             --                --              574
     REMIC residuals.............................         15,693            20,560              472
     Futures contracts and swaps.................            (94)           (1,921)          (1,598)
                                                      ----------        ----------       ----------
       Total.....................................        411,969           209,862          185,581
                                                      ----------        ----------       ----------

   Multi-family residential and commercial:
     Interest only:
       AAA-rated.................................          1,030            83,590          103,932
       FNMA......................................             --                --            5,261
       Non-investment grade......................          3,477             3,799               --
     Subordinates................................         14,048            57,534           42,954
     Futures contracts...........................             --              (780)            (248)
                                                      ----------        ----------       ----------
       Total.....................................         18,555           144,143          151,899
                                                      ----------        ----------       ----------
          Total..................................     $  430,524        $  354,005       $  337,480
                                                      ==========        ==========       ==========

         At December 31, 1997, the carrying value of the Company's investment in IO strips amounted to $172.6 million. The Company invests in IO strips and PO strips from time to time based on its capital position, interest rate risk profile and the market for such securities. IO strips and PO strips exhibit considerably more price volatility than mortgages or ordinary mortgage pass-through securities, due in part to the uncertain cash flows that result from changes in the prepayment rates of the underlying mortgages. In the case of IO strips in particular, increased prepayments of the underlying mortgages as a result of a decrease in market interest rates or other factors can result in a loss of all or part of the purchase price of such security, although IO strips relating to mortgage-related securities backed by multi-family residential and commercial real estate loans (which amounted to $4.5 million of the $172.6 million of IO strips owned by the Company at December 31, 1997) generally have provisions which prohibit and/or provide economic disincentives to prepayments for specified periods. The Company generally attempts to offset the interest rate risk associated with a particular IO strip or PO strip by purchasing other securities. At December 31, 1997, all of the Company's IO strips were either issued by FHLMC, FNMA or GNMA or rated AAA by national rating agencies, with the exception of IO securities with an aggregate carrying value of $3.5 million, which were rated investment grade below this level.

         The Company generally retains subordinate securities, subordinate IOs and REMIC residual securities, which are certificated, related to its securitization of loans. Subordinate securities, subordinate IOs and REMIC residual securities retained represent the present value of the right to the excess cash flows generated by the securitized loans that represent the difference between
(a) principal and interest at the stated rate paid by borrowers and (b) the sum of (i) principal and pass-through interest paid to third-party investors, (ii) trustee fees, (iii) third-party credit enhancement fees (if applicable), (iv) stipulated servicing fees and (v) estimated loan portfolio losses. The Company's right to receive this excess cash flow may begin after certain reserve requirements have been met, which are specific to each securitization and may be used as a means of credit enhancement. The Company determines the present value of anticipated cash flows at the time each securitization transaction closes, utilizing valuation assumptions appropriate for each particular transaction.

         The significant valuation assumptions are related to the anticipated average lives of the loans sold, the anticipated prepayment speeds and the anticipated credit losses related thereto. In order to determine the present value of this excess cash flow, the Company currently applies a discount rate of between 18% and 28% to the projected cash flows.

         The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities, subordinate IOs and REMIC residual securities retained. During fiscal 1997, the Company utilized proprietary prepayment curves generated by the Company (reaching an approximate maximum annual rate of 28%).

         In its estimates of annual loss rates, the Company utilizes assumptions that it believes are reasonable. The Company estimates annual losses of between 0.25% and 1.20% of the underlying loans.

         The Company classifies its subordinate securities, subordinate IOs and REMIC residual securities retained as available for sale securities in accordance with SFAS No. 115. Securities available for sale are carried at fair value with the net unrealized gains or losses reported as a separate component of stockholders' equity, net of tax. The determination of fair value is based on the previously mentioned valuation basis and on broker valuation estimates. The subordinate securities, subordinate IOs and REMIC residual securities retained are amortized based on the interest method.

         The Company retains the right to service loans it originates or purchases and then subsequently securitizes. Fees for servicing loans are based on a stipulated percentage which is equal to between 0.50% and 0.60% of the unpaid principal balance of the underlying loans. The Company recognizes a servicing asset as part of its gain on securitized loan sales.

         The Company periodically assesses the carrying value of its subordinate securities, subordinate IOs and REMIC residual securities retained as well as the servicing assets for impairment. There can be no assurance that the Company's estimates used to determine the gain on securitized loan sales, subordinate securities, subordinate IOs and REMIC residual securities retained and servicing assets valuations will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's subordinate securities, subordinate IOs and REMIC residual securities retained and/or servicing assets may be decreased or the Company may increase its allowance for possible credit losses on loans sold through a charge against earnings during the period management recognizes the disparity. Other factors may also result in a writedown of the Company's subordinate securities, subordinate IOs and REMIC residual securities retained in subsequent periods. As of December 31, 1997 the Company determined that no such impairment existed.

         At December 31, 1997, the carrying value of the Company's investment in subordinate classes of mortgage-related securities amounted to $81.9 million, and included $62.8 million of subordinated classes of mortgage-related securities acquired in connection with the securitization activities of the Company and $19.1 million acquired from the LLC in 1996 in connection with its securitization of HUD loans. During 1997, the Company acquired $50.1 million of subordinate classes of mortgage-related securities, all of which were acquired in connection with the Company's securitizations of loans. For additional information see "Business - Discount Loan Acquisition and Resolution Activities
- Activity in the Discount Loan Portfolio" and "Business - Lending Activities-Single Family Residential Loans." At December 31, 1997, the Company's subordinate securities supported senior classes of securities having an outstanding principal balance of $1.77 billion. Because of their subordinate position, subordinate classes of mortgage-related securities involve more risk than the other classes.

         During 1996, the Company retained residual securities in REMICs which were formed in connection with the securitization and sale of $211.2 million of subprime single family residential loans in two underwritten public offerings as partial payment for the loans sold by it. These REMIC residual securities had a carrying value of $15.7 million at December 31, 1997 and supported senior classes of securities having an outstanding principal balance of $135.6 million, which provide credit support similar to the senior-subordinated structure. Cash flows supporting the REMIC residuals are generated by the amount by which the interest collected on the underlying mortgage loans exceeds the interest due on the senior securities. See "Business - Lending Activities - Single family Residential Loans."

         The Company generally does not intend to purchase subordinate classes of mortgage-related securities created by unaffiliated parties. The Company may retain subordinated classes resulting from the securitization of assets held by it directly or indirectly through the Bank and investments in joint ventures, although it is intended that any such securities held by the Bank will be distributed to the Company as a dividend subject to its ability to declare such dividends under applicable limitations.

         Under a regulatory bulletin issued by the OTS, a federally-chartered savings institution such as the Bank generally may invest in "high risk" mortgage securities only to reduce its overall interest rate risk and after it has adopted various policies and procedures, although under specified circumstances such securities also may be acquired for trading purposes. A "high risk" mortgage security for this purpose generally is any mortgage-related security which meets one of three tests which are intended to measure the average life or price volatility of the security in relation to a benchmark fixed rate, 30-year mortgage-backed pass-through security. At December 31, 1997, the Bank held mortgage-related securities with a carrying value of $141.1 million (amortized cost of $137.0 million) which were classified as "high-risk" mortgage securities by the OTS.

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

         INVESTMENT SECURITIES. At December 31, 1997, investment securities consisted primarily of the Company's investment in OAIC and a required investment in FHLB stock and investments in other common stocks. Non-marketable equity securities held for investment are stated at cost because the Company has the ability and the intent to hold them to maturity. Marketable equity securities are designated as available for sale and are carried at market value based on quoted market prices. Net unrealized gains or losses are reported as a separate component of stockholders' equity. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to earnings.

         The following table sets forth the Company's investment securities at the dates indicated.

                                                                   December 31,
                                               ---------------------------------------------------
                                                   1997                1996               1995
                                               ------------       ------------        ------------
                                                              (Dollars in Thousands)
Marketable equity securities:
   Other common stocks (1)...............      $     46,272       $         --        $         --
Non-marketable equity securities:
   U.S. Government securities............                --                 --              10,036
   FHLB stock(2).........................            10,825              8,798               8,520
   Limited partnership interests (3).....             2,470                103                 109
                                               ------------       ------------        ------------
     Total...............................      $     59,567       $      8,901        $     18,665
                                               ============       ============        ============

-------------------
(1) Balance at December 31, 1997 consisted primarily of 1,715,000 shares of stock of OAIC.

(2) As a member of the FHLB of New York, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 5% of borrowings, whichever is greater.

(3) Balance at December 31, 1997 consisted primarily of 160,000 limited partnership units of OPLP.

         TRADING SECURITIES. When securities are purchased with the intent to resell in the near term, they are classified as trading securities and reported on the Company's consolidated statement of financial condition as a separately identified trading account. Securities in this account are carried at current market value. All trading securities are marked-to-market, and any increase or decrease in unrealized appreciation or depreciation is included in the Company's consolidated statements of operations.

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

         The Company's securities held for trading at December 31, 1996 amounted to $75.6 million and represented one AAA-rated CMO which was sold in January 1997. The Company held no securities for trading at December 31, 1997.

         INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS. The Company invests in low-income housing tax credit interests primarily through limited partnerships for the purpose of obtaining Federal income tax credits pursuant to
Section 42 of the Code, which provides a tax credit to investors in qualified low-income rental housing that is constructed, rehabilitated or acquired after December 31, 1986. To be eligible for housing tax credits, a property generally must first be allocated an amount of tax credits by the tax credit allocating agency, which in most cases also serves as the housing finance agency, of the state in which the property is located. If the property is to be constructed or rehabilitated, it must be completed and placed in service within a specified time, generally within two years after the year in which the tax credit allocation is received. A specified portion of the apartment units in a qualifying project may be rented only to qualified tenants for a period of 15 years, or a portion of any previously claimed tax credits will be subject to recapture, as discussed below.

         At December 31, 1997, the Company's investment in low-income housing tax credit interests amounted to $128.6 million or 4% of total assets, as compared to $93.3 million or 4% of total assets at December 31, 1996. The Company's investments in low-income housing tax credit interests are made by the Company indirectly through subsidiaries of the Company, which may be a general partner and/or a limited partner in the partnership.

         In accordance with a 1995 pronouncement of the Emerging Issues Task Force, the Company's accounting for investments in low-income housing tax credit partnerships in which it acts solely as a limited partner, which amounted to $78.6 million in the aggregate at December 31, 1997, depends on whether the investment was made on or after May 18, 1995.

         Low-income housing tax credit partnerships in which the Company, through a subsidiary, acts as a general partner, are presented on a consolidated basis. At December 31, 1997, the Company's investment in low-income housing tax credit interests included $50.0 million of assets related to low-income housing tax credit partnerships in which a subsidiary of the Company acts as a general partner. At December 31, 1997, the Company had commitments to make $2.1 million of additional investments in such partnerships.

         The Company also makes loans to low-income housing tax credit partnerships in which it has invested to construct the affordable housing project owned by the partnerships. At December 31, 1997, the Company had $37.6 million of construction loans outstanding to low-income housing tax credit partnerships and commitments to fund an additional $9.9 million of such loans. Approximately $7.3 million of such funded construction loans at December 31, 1997 were made to partnerships in which subsidiaries of the Company acted as the general partner and thus were consolidated with the Company for financial reporting purposes. The risks associated with these construction loans generally are the same as those made by the Company to unaffiliated third parties. See "Business-Lending Activities".

         The affordable housing projects owned by the low-income housing tax credit partnerships in which the Company had invested at December 31, 1997 are geographically located throughout the United States. At December 31, 1997, the Company's largest funded investment in a low-income housing tax credit interest was a $9.7 million investment in a partnership which owned a 170-unit qualifying project located in Racine, Wisconsin, and the Company's largest unfunded investment in such a partnership was a $9.0 million commitment to fund equity and debt investments in a partnership which will construct a 96-unit qualifying project in Knoxville, Tennessee, of which $1.3 million of equity and $849,000 of debt was funded as of such date.

         At December 31, 1997, the Company had invested in or had commitments to invest in 43 low-income housing tax credit partnerships, of which 31 had been allocated tax credits. The Company estimates that the investment in low-income housing tax credit interests in which it had invested at December 31, 1997 will provide approximately $217.3 million of tax credits.

         During 1997, the Company sold an investment in a low-income housing tax credit interest which had a carrying value of $15.7 million for a gain of $6.3 million. During 1996, the Company sold $19.8 million of its investments in low-income housing tax credit interests for a gain of $4.9 million. Depending on available prices, its ability to utilize tax credits and other factors, the Company may seek to sell other of its low-income housing tax credit interests in the future.

         The ownership of low-income housing tax credit interests produces two types of tax benefits. The primary tax benefit flows from the low-income housing tax credits under the Code which are generated by the ownership and operation of the real property in the manner required to obtain such tax credits. These credits may be used to offset Federal income tax on a dollar for dollar basis but may not offset the alternative minimum tax; tax credits thus may reduce the overall Federal income tax to an effective rate of 20%. In addition, the operation of the rental properties produces losses for financial statement and tax purposes in the early years and sometimes throughout the anticipated ownership period. These tax losses may be used to offset taxable income from other operations and thereby reduce income tax which would otherwise be paid on such taxable income.

         Tax credits may be claimed over a ten-year period on a straight-line basis once the underlying multi-family residential properties are placed in service. Tax credits claimed reduce the tax payments computed based upon taxable income to not less than the alternative minimum tax computed for that year or any year not more than three years before or 15 years after the year the tax credit is earned. The taxpayer Relief Act of 1997 changed the tax credit carryback period from 3 years to 1 year and the carry forward period from 15 years to 20 years for credits that become available for use in years beginning after December 31, 1997. Tax credits are realized even if units in the project do not continue to be occupied once the units in the project have been initially rented to a qualifying tenant, and tax credits are not dependent on a project's operating income or appreciation. Tax credits can be claimed over a ten-year period and generally can be lost or recaptured only if non-qualifying tenants are placed in units, ownership of the project is transferred or the project is destroyed and not rebuilt during a 15-year compliance period for the project. The Company has established specific investment criteria for investment in multi-family residential projects which have been allocated tax credits, which require, among other things, a third party developer of the project and/or the seller of the interest therein to provide a guarantee against loss or recapture of tax credits and to maintain appropriate insurance to fund rebuilding in case of destruction of the project. Notwithstanding the Company's efforts, there can be no assurance that the multi-family residential projects owned by the low-income housing tax credit partnerships in which it has invested will satisfy applicable criteria during the 15-year compliance period and that there will not be loss or recapture of the tax credits associated therewith.

         Investments made pursuant to the affordable housing tax credit program of the Code are subject to numerous risks resulting from changes in the Code. For example, the Balanced Budget Act of 1995, which was vetoed by the President of the United States in December 1995 for reasons which were unrelated to the tax credit program, generally would have established a sunset date for the affordable housing tax credit program of the Code for housing placed in service after December 31, 1997 and would have required a favorable vote by Congress to extend the credit program. Although this change would not have impacted the Company's existing investments, other potential changes in the Code, which have been discussed from time to time, could reduce the benefits associated with the Company's existing investments in low-income housing tax credit interests, including the replacement of the current graduated income taxation provisions in the Code with a "flat tax" based system and increases in the alternative minimum tax, which cannot be reduced by tax credits. Management of the Company is unable to predict whether any of the foregoing or other changes to the Code will be subject to future legislation and, if so, what the contents of such legislation will be and its effects, if any, on the Company.

SOURCES OF FUNDS

         GENERAL. Deposits, FHLB advances, reverse repurchase agreements, securities financings, maturities, resolutions and principal repayments on securities and loans and proceeds from the sale of securities, loans and real estate owned held for sale currently are the principal sources of funds for use in the Company's investment and lending activities and for other general business purposes. Management of the Company closely monitors rates and terms of competing sources of funds on a regular basis and generally utilizes the sources which are the most cost effective.

         DEPOSITS. The primary source of deposits for the Company currently is brokered certificates of deposit obtained primarily through national investment banking firms which, pursuant to agreements with the Company, solicit funds from their customers for deposit with the Company ("brokered deposits"). Such deposits obtained through national investment banking firms amounted to $1.34 billion or 68% of the Company's total deposits at December 31, 1997. In addition, during 1995, the Company commenced a program to obtain certificates of deposit from customers of regional and local investment banking firms which are made aware of the Company's products by the Company's direct solicitation and marketing efforts. At December 31, 1997, $251.9 million or 13% of the Company's deposits were obtained in this manner through over 140 regional and local investment banking firms. The Company also solicits certificates of deposit from institutional investors and high net worth individuals identified by the Company. At December 31, 1997, $177.9 million or 9% of the Company's total deposits consisted of deposits obtained by the Company from such efforts.

         The Company's brokered deposits at December 31, 1997 were net of $11.7 million of unamortized deferred fees. The amortization of deferred fees is computed using the interest method and is included in interest expense on certificates of deposit.

         The Company believes that the effective cost of brokered and other wholesale deposits is more attractive to the Company than deposits obtained on a retail basis from branch offices after the general and administrative expense associated with the maintenance of branch offices is taken into account. Moreover, brokered and other wholesale deposits generally give the Company more flexibility than retail sources of funds in structuring the maturities of its deposits and in matching liabilities with comparably maturing assets. At
December 31, 1997, $840.5 million or 46% of the Company's certificates of deposits were scheduled to mature within one year.

         Although management of the Company believes that brokered and other wholesale deposits are advantageous in certain respects, such funding sources, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and are more likely to be compared by the investor to competing investments. In addition, such funding sources may be more sensitive to significant changes in the financial condition of the Company. There are also various regulatory limitations on the ability of all but well-capitalized insured financial institutions to obtain brokered deposits. See "Regulation The Bank - Brokered Deposits." These
limitations currently are not applicable to the Company because the Bank is a well-capitalized financial institution under applicable laws and regulations. See "Regulation - The Bank -Regulatory Capital Requirements." There can be no assurances, however, that the Company will not become subject to such limitations in the future.

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

         In addition to brokered and other wholesale deposits, the Company obtains deposits from its office located in Bergen County, New Jersey. These deposits include non-interest bearing checking accounts, NOW and money market checking accounts, savings accounts and certificates of deposit and are obtained through advertising, walk-ins and other traditional means. At December 31, 1997, the deposits which were allocated to this office amounted to $60.7 million or 3% of the Company's deposits.

         The following table sets forth information related to the Company's deposits at the dates indicated.

                                                                  December 31,
                                -------------------------------------------------------------------------------
                                          1997                        1996                         1995
                                -----------------------   ------------------------     ------------------------
                                  Amount      Avg. Rate     Amount       Avg. Rate       Amount       Avg. Rate
                                ----------    ---------   ----------     ---------     ----------    ----------
                                                             (Dollars in Thousands)
Non-interest bearing
   checking accounts..........  $  130,372        --%     $   96,563           --%     $   48,482            --%
NOW and money market
   checking accounts..........      27,624      4.73          22,208         2.99          17,147          3.37
Savings accounts..............       1,664      2.30           2,761         2.30           3,471          2.30
                                ----------                ----------                   ----------
                                   159,660                   121,532                       69,100
                                ----------                ----------                   ----------
Certificates of deposit(1)....   1,834,899                 1,809,098                    1,440,240
Unamortized deferred fees.....     (11,737)                  (10,888)                      (7,694)
                                ----------                ----------                   ----------
Total certificates of deposit.   1,823,162      6.00       1,798,210         5.80       1,432,546          5.68
                                ----------                ----------                   ----------
     Total deposits...........  $1,982,822      5.95      $1,919,742         5.47      $1,501,646          5.46
                                ==========                ==========                   ==========

-------------------
(1) At December 31, 1997, 1996 and 1995, certificates of deposit issued on an uninsured basis amounted to $133.7 million, $147.5 million and $80.0 million, respectively. Of the $133.7 million of uninsured deposits at December 31, 1997, $98.1 million were from political subdivisions in New Jersey and secured or collateralized as required under state law.

         The following table sets forth, by various interest rate categories, the certificates of deposit in the Company at the dates indicated.

                                                                      December 31,
                                                   --------------------------------------------------
                                                      1997                1996               1995
                                                   -----------        -----------         -----------
                                                                 (Dollars in Thousands)
   2.99% or less..............................     $       841        $     1,442         $       222
   3.00-3.50%.................................              --                  4                  39
   3.51-4.50..................................              41              1,149              42,751
   4.51-5.50..................................         292,192            595,730             454,653
   5.51-6.50..................................       1,300,463            990,621             660,745
   6.51-7.50..................................         229,134            208,774             273,655
   7.51-8.50..................................             491                490                 481
                                                   -----------        -----------         -----------
                                                   $ 1,823,162        $ 1,798,210         $ 1,432,546
                                                   ===========        ===========         ===========

         The following table sets forth the amount and maturities of the certificates of deposit in the Company at December 31, 1997.

                                                  Over Six
                                                 Months and         One Year
                                Six Months        Less than        Through Two        Over Two
                                 and Less         One Year            Years             Years            Total
                               ------------     ------------      ------------      ------------     ------------
                                                          (Dollars in Thousands)
2.99% or less.............     $        813     $         --      $         28      $         --     $        841
3.00-3.50%................               --               --                --                --               --
3.51-4.50.................               24               --                11                 6               41
4.51-5.50.................          172,733           32,710            42,758            43,991          292,192
5.51-6.50.................          288,206          287,208           260,386           464,663        1,300,463
6.51-7.50.................           28,568           30,201            73,151            97,214          229,134
7.51-8.50.................               --               --               295               196              491
                               ------------     ------------      ------------      ------------     ------------
                               $    490,344     $    350,119      $    376,629      $    606,070     $  1,823,162
                               ============     ============      ============      ============     ============

         At December 31, 1997, the Company had $194.5 million of certificates of deposit in amounts of $100,000 or more outstanding maturing as follows: $97.7 million within three months; $28.4 million over three months through six months; $19.4 million over six months through 12 months; and $49.0 million thereafter.

         For additional information related to the Company's deposits, see Note 15 to the Consolidated Financial Statements included in Item 8 hereof.

         BORROWINGS. Through the Bank, the Company obtains advances from the FHLB of New York upon the security of certain of its residential first mortgage loans, mortgage-backed and mortgage-related securities and other assets, including FHLB stock, provided certain standards related to the creditworthiness of the Bank have been met. FHLB advances are available to member financial institutions such as the Bank for investment and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate, which may be fixed or adjustable, and range of maturities.

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

         Beginning in 1997, borrowings of the Company include lines of credit obtained by OFS, as follows: (i) a $200.0 million secured line of credit from Morgan Stanley Mortgage Capital Inc., (ii) a $50.0 million secured line of credit from Texas Commerce Bank National Association, (iii) a $200.0 million secured line of credit from Merrill Lynch and (iv) a $200.0 million secured line of credit from Lehman Commercial Paper, Inc. An aggregate of $118.3 million was outstanding to OFS under these lines of credit at December 31, 1997, which have interest rates which float in accordance with a designated prime rate.

         The Company's borrowings also include notes, subordinated debentures and other interest-bearing obligations. At December 31, 1997, this category of borrowings consisted primarily of $100.0 million of 12% Subordinated Debentures issued by the Bank in June 1995 and due 2005 (the "Debentures") and $125.0 million of 11.875% Notes due 2003 (the "Notes") issued by the Company through a public offering on September 25, 1996 and due 2003. Historically, from time to time, the Company privately has raised funds by issuing short-term notes to certain executives and stockholders of the Company. Such notes were repaid during 1996 and amounted to $8.6 million at December 31, 1995.

         The following table sets forth information relating to the Company's borrowings and other interest-bearing obligations at the dates indicated.

                                                          December 31,
                                                ------------------------------
                                                  1997       1996       1995
                                                --------   --------   --------
                                                     (Dollars in Thousands)
FHLB advances ...............................   $     --   $    399   $ 70,399
Reverse repurchase agreements ...............    108,250     74,546     84,761
Obligations outstanding under lines of
 credit .....................................    118,304         --         --
Notes, debentures and other interest
  bearing obligations:
   Notes ....................................    125,000    125,000         --
   Debentures ...............................    100,000    100,000    100,000
   Hotel mortgages payable ..................         --        573      8,427
   Short-term notes .........................      1,975         --      8,627
                                                --------   --------   --------
                                                 226,975    225,573    117,054
                                                --------   --------   --------
                                                $453,529   $300,518   $272,214
                                                ========   ========   ========

         The following table sets forth certain information relating to the Company's short term borrowings having average balances during any of the reported periods of greater than 30% of stockholders' equity at the end of the reported period.

                                                            At or for the Year Ended December 31,
                                                       -----------------------------------------------
                                                          1997                1996             1995
                                                       ----------          ---------        ----------
                                                                         (Dollars in Thousands)
FHLB ADVANCES:
  Average amount outstanding during the period....     $    9,482          $  71,221        $   14,866
  Maximum month-end balance outstanding
   during the period..............................     $      399          $  81,399        $  100,399
  Weighted average rate:
   During the period..............................           5.46%              5.69%             7.57%
   At end of period...............................             --%              7.02%             5.84%
OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT:
  Average amount outstanding during the period....     $   84,272          $      --        $       --
  Maximum month-end balance outstanding
   during the period..............................     $  267,095          $      --        $       --
  Weighted average rate:
   During the period..............................           6.62%                --%               --%
   At end of period...............................           6.32%                --%               --%

COMPUTER SYSTEMS AND USE OF TECHNOLOGY

         The Company believes that its use of information technology has been a key factor in achieving success in the acquisition, management and resolution of discount loans and believes that this technology also has applicability to other aspects of its business which involve servicing intensive assets, including subprime residential mortgage lending, servicing of nonperforming or underperforming loans for third parties and asset management services.

         In addition to its standard industry software applications which have been customized to meet the Company's requirements, the Company has internally developed fully integrated proprietary applications designed to provide decision support, automation of decision execution, tracking and exception reporting associated with the management of nonperforming and underperforming loans. The Company also has deployed: a predictive dialing solution which permits the Company to direct the calls made by its collectors and increases the productivity of the department; an interactive voice response system which provides automated account information to customers; a document imaging system which permits immediate access to pertinent loan documents; and a data warehouse which permits corporate data to be shared on a centralized basis for decision support. The Company is also implementing electronic commerce which further automates the Company's communications with its third party service providers.

         The Company's proprietary systems result in a number of benefits including consistency of service to customers, reduced training periods for employees, resolution decisions which evaluate on an automated basis the optimal means to maximize the net resolution proceeds (which may include a variety of resolution alternatives including placing the borrowers on forbearance plans, pursuing a pre-approved sale of the property, or completing foreclosure proceedings), the ability to effect foreclosure as quickly as possible within state-specific foreclosure timelines and the management of third party service providers to ensure quality of service. The federal mortgage agencies and credit-rating agencies have established a variety of measurements for approved servicers, against which the Company compares favorably. See "Business-Loan Servicing Activities."

         Through its document imaging system, the Company is able to produce complete foreclosure packages within minutes. The Company believes that the industry standard generally is to prepare a complete foreclosure package within sixty days. Delays in the time to resolution result in increased third party costs, opportunity costs and direct servicing expenses. As a result, the Company has designed its systems and procedures to move a loan through the foreclosure process in a timely manner.

         The Company has invested in a sophisticated computer infrastructure to support its software applications. The Company uses an IBM RISC AS400 and NetFrame and COMPAQ Proliant file servers as its primary hardware platform. The Company uses CISCO Routers, Cabletron Hubs and chassis with fiber optic cabling throughout and between buildings so as to achieve the highest performance. The Company also has deployed a DAVOX predicative dialer which currently has capacity for 120 seats. The Company's document imaging system currently stores 6 million images. The Company's systems have significant capacity for expansion and upgrade.

         The Company protects its proprietary information by developing, maintaining and enforcing a comprehensive set of information security policies; by having each employee execute an intellectual property agreement with the Company, which among other things, prohibits disclosure of confidential information and provides for the assignment of developments; by affixing a copyright symbol to copies of any of the Company's proprietary information to which a third party has access; by emblazoning the start-up screen of any of the Company's proprietary software with the Company's logo and a copyright symbol; by having third-party contract employees and consultants execute a contract with the Company which contains, among other things, confidentiality and assignment provisions; and by otherwise limiting third-party access to the Company's proprietary information.

ECONOMIC CONDITIONS

         GENERAL. The success of the Company is dependent to a certain extent upon the general economic conditions in the geographic areas in which it conducts substantial business activities. Adverse changes in national economic conditions or in the economic conditions of regions in which the Company conducts substantial business likely would impair the ability of the Company to collect on outstanding loans or dispose of real estate owned and would otherwise have an adverse effect on its business, including the demand for new loans, the ability of customers to repay loans and the value of both the collateral pledged to the Company to secure its loans and its real estate owned. Moreover, earthquakes and other natural disasters could have similar effects. Although such disasters have not significantly adversely affected the Company to date, the availability of insurance for such disasters in California, in which the Company conducts substantial business activities, is severely limited. At December 31, 1997, the Company had loans with an unpaid balance aggregating $375.1 million (including loans available for sale) secured by properties located in California and $48.3 million of the Company's real estate owned was located in California, which collectively represent 13.8% of the Company's total assets at such date.

         EFFECTS OF CHANGES IN INTEREST RATES. The Company's operating results depend to a large extent on its net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with its interest-bearing liabilities. Changes in the general level of interest rates can affect the Company's net interest income by affecting the spread between the Company's interest-earning assets and interest-bearing liabilities, as well as, among other things, the ability of the Company to originate loans; the value of the Company's interest-earning assets and its ability to realize gains from the sale of such assets; the average life of the Company's interest-earning assets; the value of the Company's mortgage servicing rights; and the Company's ability to obtain deposits in competition with other available investment alternatives. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond the control of the Company. The Company actively monitors its assets and liabilities and employs a hedging strategy which seeks to limit the effects of changes in interest rates on its operations. Although management believes that the maturities of the Company's assets currently are well balanced in relation to its liabilities (based on various estimates as to how changes in the general level of interest rates will impact its assets and liabilities), there can be no assurance that the profitability of the Company would not be adversely affected during any period of changes in interest rates.

COMPETITION

         The businesses in which the Company is engaged generally are highly competitive. The acquisition of discount loans is particularly competitive, as acquisitions of such loans are often based on competitive bidding. The Company also encounters significant competition in connection with its other lending activities, its investment and in its deposit-gathering activities. Many of the Company's competitors are significantly larger than the Company and have access to greater capital and other resources. In addition, many of the Company's competitors are not subject to the same extensive federal regulations that govern federally-insured institutions such as the Bank and their holding companies. As a result, many of the Company's competitors have advantages over the Company in conducting certain businesses and providing certain services.

SUBSIDIARIES

         Set forth below is a brief description of the operations of the Company's significant non-banking subsidiaries.

         IMI. Through subsidiaries, IMI owns an interest in the Westin Hotel in Columbus, Ohio, residential units in cooperative buildings which are acquired in connection with the foreclosure on loans held by the Bank or by deed-in-lieu thereof, as well as other real estate related ventures. During 1997, IMI sold a 69% partnership interest in the Westin Hotel for a small gain. At December 31, 1997, IMI also owned 9% of the outstanding common stock of OAIC.

         OFS. OFS was formed by the Company under Florida law in October 1996 for the purposes of purchasing substantially all of the assets of Admiral, the Company's primary correspondent mortgage banking firm for subprime single family residential loans, and assuming all of the Bank's subprime single family residential lending operations. Under the terms of the acquisition, a transaction which closed on May 1, 1997, the Company agreed to pay Admiral $6.8 million and to transfer to Admiral 20% of the voting stock of OFS. In addition, OFS assumed specified liabilities of Admiral in connection with this transaction, including a $3.0 million unsecured loan which was made by the Bank to Admiral at the time OFS entered into the asset acquisition agreement with Admiral, which loan was repaid with the proceeds from a $30.0 million unsecured, subordinated credit facility provided by the Company to OFS at the time of the closing of such acquisition. On December 3, 1997, Ocwen purchased 2,705 additional shares of common stock of OFS for $15.0 million, increasing its ownership percentage from 80% to 93.7%.
See "Business- Lending Activities-Single Family Residential Loans."

         OCC. OCC is a wholly-owned subsidiary of the Company which was formed under Florida law to manage the day-to-day operations of OAIC, subject to supervision by OAIC's Board of Directors. The directors and executive officers of OCC consist solely of William C. Erbey, Chairman, President and Chief Executive Officer, and other executive officers of the Company. OAIC is a Virginia corporation which elected to be taxed as a REIT under the Code. In May 1997, OAIC conducted an initial public offering of 17,250,000 shares of its common stock, which resulted in net proceeds of $238.8 million, inclusive of the $27.9 million contributed by the Company for an additional 1,875,000 shares, or 9.8% of the outstanding shares of OAIC common stock. The OAIC common stock is traded on the Nasdaq National Market under the symbol "OAIC."

         Pursuant to a management agreement between OCC and OAIC, and subject to supervision by OAIC's Board of Directors, OCC formulates operating strategies for OAIC, arranges for the acquisition of assets by OAIC, arranges for various types of financing for OAIC, monitors the performance of OAIC's assets and provides certain administrative and managerial services in connection with the operation of OAIC. For performing these services, OCC receives (i) a base management fee in an amount equal to 1% of total assets per annum, calculated and paid quarterly based upon the average invested assets, as defined, by OAIC, which is intended to cover OCC's cost of providing management services to the Company, and (ii) a quarterly incentive fee in an amount equal to the product of
(A) 25% of the dollar amount by which (1)(a) funds from operations, as defined, per share of OAIC common stock plus (b) gains (or minus losses) from debt restructuring and sales of property per share of OAIC common stock, exceeds (2) an amount equal to (a) the weighted average of the initial public offering price per share of the OAIC common stock and the prices per share of any secondary offerings of OAIC common stock by OAIC multiplied by (b) the ten-year U.S. Treasury rate plus 5% per annum, multiplied by (B) the weighted average number of shares of OAIC common stock outstanding. The Board of Directors of OAIC may adjust the base management fee in the future if necessary to align the fee more closely with the actual costs of such services. OCC also may be reimbursed for the costs of certain due diligence tasks performed by it on behalf of OAIC and will be reimbursed for the out-of-pocket expenses incurred by it on behalf of OAIC.

         Recently, the Company transferred the lending operations associated with its large multi-family residential and commercial real estate loans to OCC. To date, OCC has emphasized originating loans for OAIC (in order to enable OAIC to invest the proceeds from the initial public offering of OAIC's common stock) and not the Company.

EMPLOYEES

         At December 31, 1997 the Company had 990 full time employees. The employees are not represented by a collective bargaining agreement. Management considers the Company's employee relations to be satisfactory.

REGULATION

         Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Company can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over the Company and the Bank, such as the OTS and the FDIC. The effect of such statutes, regulations and other pronouncements and policies can be significant, cannot be predicted with a high degree of certainty and can change over time. Moreover, such statutes, regulations and other pronouncements and policies are intended to protect depositors and the insurance funds administered by the FDIC and not stockholders or holders of indebtedness which are not insured by the FDIC.

        The enforcement powers available to Federal banking regulators are substantial and include, among other things, the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions must be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

        The following discussion and other references to and descriptions of the regulation of financial institutions contained herein constitute brief summaries thereof as currently in effect. This discussion is not intended to constitute, and does not purport to be, a complete statement of all legal restrictions and requirements applicable to the Company and the Bank and all such descriptions are qualified in their entirety by reference to applicable statutes, regulations and other regulatory pronouncements.

         THE COMPANY

         GENERAL. The Company is a registered savings and loan holding company under the Home Owner's Loan Act (the "HOLA"). As such, the Company is subject to regulation, supervision and examination by the OTS.

         ACTIVITIES RESTRICTION. There are generally no restrictions on the activities of a savings and loan holding company, such as the Company, which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as are deemed necessary to address such risk, including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test set forth in OTS regulations, then such unitary holding company shall become subject to the activities and restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restriction applicable to, a bank holding company. See "The Bank-Qualified Thrift Lender Test."

         If the Company were to acquire control of another savings institution other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisition and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution generally shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in clause
(vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

         RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS: (i) control of any other savings institution or savings and loan holding company or substantially of the assets thereof; or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company, or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

         The Director of the OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state only if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered savings institutions located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

         RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between the Company or any of its non-bank subsidiaries and the Bank are subject to various restrictions, which are described below under "The Bank-Affiliate Transactions."

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

         INSURANCE OF ACCOUNTS. Pursuant to legislation enacted in September 1996, a fee was required to be paid by all SAIF-insured institutions at the rate of $0.657 per $100 of deposits held by such institutions at March 31, 1995. The money collected recapitalized the SAIF reserve to the level of 1.25% of insured deposits as required by law. In September 1996, the Bank recorded a pre-tax accrual of $7.1 million for this assessment, which was subsequently paid in November 1996. The recapitalization of the SAIF has resulted in lower deposit insurance premiums for most SAIF-insured financial institutions, including the Bank.

         Insured institutions also are required to share in the payment of interest on the bonds issued by a specially created government entity ("FICO"), the proceeds of which were applied toward resolution of the thrift industry crisis in the 1980s. Beginning on January 1, 1997, in addition to the insurance premiums paid by SAIF-insured institutions to maintain the SAIF reserve at its required level pursuant to the current risk classification system, SAIF-insured institutions pay deposit insurance premiums at the annual rate of 6.4 basis points of their insured deposits and BIF-insured institutions will pay deposit insurance premiums at the annual rate of 1.3 basis points of their insured deposits towards the payment of interest on the FICO bonds.

         Under the current risk classification system, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized" and "undercapitalized"--which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups, which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Assessment rates currently range from 0 basis points for well capitalized, healthy institutions to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

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

         REGULATORY CAPITAL REQUIREMENTS. Federally-insured savings associations are subject to three capital requirements of general applicability: a tangible capital requirement, a core or leverage capital requirement and a risk-based capital requirement. All savings associations currently are required to maintain tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations), core capital equal to 3% of adjusted total assets and total capital (a combination of core and supplementary capital) equal to 8% of risk-weighted assets (as defined in the regulations). For purposes of the regulation, tangible capital is core capital less all intangibles other than qualifying purchased mortgage servicing rights, of which the Bank had $4.9 million at December 31, 1997. Core capital includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits. Core capital generally is reduced by the amount of a savings association's intangible assets, other than qualifying mortgage servicing rights.

         A savings association is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, including subordinated debt (such as the Bank's Debentures) which meets specified requirements, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets currently range from 0% to 100%, depending on the type of asset.

         OTS policy imposes a limitation on the amount of net deferred tax assets under SFAS No. 109 that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by any valuation allowances, in excess of deferred tax liabilities.) Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following generally are not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depends on an institution's future taxable income (exclusive of reversing temporary differences and carryforwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital. The Bank's regulatory capital at December 31, 1997, has been reduced by $536,000 of disallowed deferred tax assets in excess of the OTS limit.

         In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of determining whether it has met the risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. Although the final rule was originally scheduled to be effective as of January 1994, the

OTS has indicated that it will delay invoking its interest rate risk rule until appeal procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. Management of the Company does not believe that the adoption of an interest rate risk component to the risk-based capital requirement will adversely affect the Bank if it becomes effective in its current form.

         In April 1991, the OTS proposed to modify the 3% of adjusted total assets core capital requirement in the same manner as was done by the Comptroller of the Currency for national banks. Under the OTS proposal, only savings associations rated composite 1 under the CAMEL rating system will be permitted to operate at the regulatory minimum core capital ratio of 3%. For all other savings associations, the minimum core capital ratio will be 3% plus at least an additional 100 to 200 basis points, which will increase the core capital ratio requirement from 4% to 5% of adjusted total assets or more. In determining the amount of additional capital, the OTS will assess both the quality of risk management systems and the level of overall risk in each individual savings association through the supervisory process on a case-by-case basis.

         PROMPT CORRECTIVE ACTION. Federal law provides the Federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the Federal banking regulators, an institution shall be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to adjusted total assets that is equal to or less than 2.0%. The regulations also permit the appropriate Federal banking regulator to downgrade an institution to the next lower category (provided that a significantly undercapitalized institution may not be downgraded to critically undercapitalized) if the regulator; determines: (i) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam. At December 31, 1997, the Bank was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

         Depending upon the capital category to which an institution is assigned, the regulators' corrective powers, many of which are mandatory in certain circumstances, include: prohibition on capital distributions; prohibition on payment of management fees to controlling persons; requiring the submission of a capital restoration plan; placing limits on asset growth; limiting acquisitions, branching or new lines of business; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rates that the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution.

         QUALIFIED THRIFT LENDER TEST. All savings associations are required to meet the QTL test set forth in the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations). The Bank met the QTL test throughout 1997.

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

         Tier I associations may make the highest amount of capital distributions, and are defined as savings associations that, before and after the proposed distribution, meet or exceed their fully phased-in regulatory capital requirements. Tier I associations may make capital distributions during any calendar year equal to the greater of: (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year; and (ii) 75% of its net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. At December 31, 1997, the Bank was a Tier I association under the OTS capital distribution regulation.

         In December 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, the three tiered approach contained in existing regulations would be replaced and institutions would be permitted to make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined above under "Prompt Corrective Action."

         LOAN-TO-ONE BORROWER. Under applicable laws and regulations, the amount of loans and extensions of credit which may be extended by a savings institution such as the Bank to any one borrower, including related entities, generally may not exceed the greater of $500,000 or 15% of the unimpaired capital and unimpaired surplus of the institution. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable securities. An institution's "unimpaired capital and unimpaired surplus" includes, among other things, the amount of its core capital and supplementary capital included in its total capital under OTS regulations.

         At December 31, 1997, the Bank's unimpaired capital and surplus amounted to $405.1 million, resulting in a general loans-to-one borrower limitation of $60.8 million under applicable laws and regulations. See "Business-Discount Loan Acquisition and Resolution Activities-Composition of the Discount Loan Portfolio" and "Lending Activities-Composition of Loan Portfolio."

         BROKERED DEPOSITS. Under applicable laws and regulations, an insured depository institution may be restricted in obtaining, directly or indirectly, funds by or through any "deposit broker," as defined, for deposit into one or more deposit accounts at the institution. The term "deposit broker" generally includes any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties. In addition, the term "deposit broker" includes any insured depository institution, and any employee of any insured depository institution, which engages, directly or indirectly, in the solicitation of deposits by offering rates of interest (with respect to such deposits) which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. As a result of the definition of "deposit broker," all of the Bank's brokered deposits, as well as possibly its deposits obtained through customers of regional and local investment banking firms and the deposits obtained from the Bank's direct solicitation efforts of institutional investors and high net worth individuals, are potentially subject to the restrictions described below. Under FDIC regulations, well-capitalized institutions are subject to the no-brokered deposit limitations, while adequately- capitalized institutions are able to accept, renew or roll over brokered deposits only: (i) with a waiver from the FDIC; and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points, the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) by 120% for retail deposits and 130% for wholesale deposits, respectively, of the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points, the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At December 31, 1997, the Bank was a well-capitalized institution which was not subject to restrictions on brokered deposits. See "Business - Sources of Funds - Deposits."

         LIQUIDITY REQUIREMENTS. All savings associations are required to maintain an average daily balance of liquid assets, which include specified short-term assets and certain long-term assets, equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. In November 1997, the OTS amended its liquidity regulations to, among other things, provide that a savings association shall maintain liquid assets of not less than 4% of the amount of its liquidity base at the end of the preceding calendar quarter as well as to provide that each savings association must maintain sufficient liquidity to ensure its safe and sound operation. Prior to November 1997, the required liquid asset ratio was 5%. Historically, the Bank has operated in compliance with these requirements.

         AFFILIATE TRANSACTIONS. Under federal law and regulation, transactions between a savings association and its affiliates are subject to quantitative and qualitative restrictions. Affiliates of a savings association include, among other entities, companies that control, are controlled by or are under common control with the savings association. As a result, the Company, OAIC and the Company's non-bank subsidiaries are affiliates of the Bank.

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

         COMMUNITY INVESTMENT AND CONSUMER PROTECTION LAWS. In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the Federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and the Community Reinvestment Act.

         SAFETY AND SOUNDNESS. Other regulations include: (i) real estate lending standards for insured institutions, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (ii) risk-based capital rules to account for interest rate risk, concentration of credit risk and the risks posed by "non-traditional activities;" (iii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; and
(iv) rules addressing various "safety and soundness" issues, including operations and managerial standards, standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal stockholders of the insured institution.

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

         For taxable years beginning prior to January 1, 1996, a savings institution, such as the Bank, that met certain definitional tests relating to the composition of its assets and the sources of its income (a "qualifying savings institution") was permitted to establish reserves for bad debts and to claim annual tax deductions for additions to such reserves. A qualifying savings institution was permitted to make annual additions to such reserves based on the institution's loss experience. Alternatively, a qualifying savings institution could elect, on an annual basis, to use the "percentage of taxable income" method to compute its addition to its bad debt reserve on qualifying real property loans (generally, loans secured by an interest in improved real estate). The percentage of taxable income method permitted the institution to deduct a specified percentage of its taxable income before such deduction, regardless of the institution's actual bad debt experience, subject to certain limitations. From 1988 to 1995, the Bank has claimed bad debt deductions under the percentage of taxable income method because that method produced a greater deduction than did the experience method.

         On August 20, 1996, President Clinton signed the Small Business Job Protection Act ("the Act") into law. One provision of the Act repealed the reserve method of accounting for bad debts for savings institutions effective for taxable years beginning after 1995 and provided for recapture of a portion of the reserves existing at the close of the last taxable year beginning before January 1, 1996. For its tax years beginning on or after January 1, 1996, the Bank is required to account for its bad debts under the specific charge-off method. Under this method, deductions may be claimed only as and to the extent that loans become wholly or partially worthless.

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

         TAX RESIDUALS. From time to time, the Company acquires REMIC residuals or retains residual securities in REMICs which were formed by the Company in connection with the securitization and sale of loans. Although a tax residual may have little or no future economic cash flows from the REMIC from which it has been issued, the tax residual does bear the income tax liability or benefit resulting from the difference between the interest rate paid on the securities by the REMIC and the interest rate received on the mortgage loans held by the REMIC. This generally results in taxable income for the Company in the first several years of the REMIC and equal amounts of tax deductions thereafter. The Company receives cash payments in connection with the acquisition of tax residuals to compensate the Company for the time value of money associated with the tax payments related to these securities and the costs of modeling, recording, monitoring and reporting the securities. The Company defers all fees received and recognizes such fees in interest income on a level yield basis over the expected life of the deferred tax asset related to tax residuals. The Company also adjusts the recognition in interest income of fees deferred based upon the changes in the actual prepayment rates of the underlying mortgages held by the REMIC and periodic reassessments of the expected life of the deferred tax asset related to tax residuals. At December 31, 1997, the Company's gross deferred tax assets included $3.5 million which was attributable to the Company's tax residuals and related deferred income.

         INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS. For a discussion of the tax effects of investments in low-income housing tax credit interests, see "Business-Investment Activities-Investment in Low-Income Housing Tax Credit Interests."

         EXAMINATIONS. The most recent examination by the IRS of the Company's Federal income tax return was of the tax return filed for 1993. The statute of limitations has run out with respect to 1993 and all prior tax years. Thus, the Federal income tax returns for the years 1994 through 1997 are open for examination. The Internal Revenue Service currently is completing an examination of the Company's Federal income tax return for 1994; management of the Company does not anticipate any material adjustments as a result of this examination, although there can be no assurances in this regard. No state return of the Company has been examined, and no notification has been received by the Company that any state intends to examine any of the Company's tax returns.

STATE TAXATION

         The Company's income is subject to tax by the States of Florida and California, which have statutory tax rates of 5.5% and 11.3%, respectively, and is determined based on certain apportionment factors. The Company is taxed in New Jersey on income, net of expenses, earned in New Jersey at a statutory rate of 3.0%.

ITEM 2.  PROPERTIES

         At December 31, 1997, the Company conducted business from its executive
and  administrative   offices  located  in  West  Palm  Beach,   Florida  and  a
full-service banking office located in northern New Jersey.

         The following table sets forth information relating to the Company's executive and main offices at December 31, 1997.

                                                                             Net Book Value of Property or
                                                                                        Leasehold
                    Location                              Owned/Leased                Improvements
                                                                                 (Dollars in Thousands)
-------------------------------------------------   ---------------------- -----------------------------------
Executive Offices:
     1675 Palm Beach Lakes Blvd.
     West Palm Beach, FL.......................              Leased                  $      6,021

Main Office:
     2400 Lemoine Ave
     Fort Lee, NJ..............................              Leased                  $         --


         In addition to the above offices, OFS maintains 27 loan production offices in 7 states, including 18 offices in California. These offices are operated pursuant to leases with up to three-year terms, each of which can be readily replaced on commercially reasonable terms.


ITEM 3.  LEGAL PROCEEDINGS


         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         None.


                                     PART II

ITEM 5.  MARKET FOR  THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

         Information   required   by  this  Item   appears   under  the  caption
"Shareholder Information" on page 71 of the Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION

         Information required by this Item appears under the caption "Selected Consolidated Financial Information" on pages 1 to 2 of the Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION   AND
         RESULTS OF OPERATIONS

         Information required by this Item appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 to 20 of the Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this Item appears under the caption "Asset and Liability Management" on pages 15 to 17 of the Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS

         Information required by this Item appears on pages 22 to 70 in the Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in the Company's 1998 Proxy Statement under the captions "Election of Directors -- Nominees for Director," "Executive Officers Who Are Not Directors," and "Security Ownership of Certain Beneficial Owners -- Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained in the Company's 1998 Proxy Statement under the captions "Executive Compensation," other than under the sub-caption "Report of the Nominating and Compensation Committee," and "Board of Directors Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the Company's 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners -- Beneficial Ownership of Common Stock" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Company's 1998 Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    EXHIBITS
       3.1        Amended and Restated Articles of Incorporation (1)
       3.2        Bylaws (1)
       4.0        Form of Certificate of Common Stock (1)
       4.1 Form of Indenture between the Company and Bank One, Columbus, NA as Trustee (1)
       4.2        Form of Note due 2003 (included in Exhibit 4.1) (1)
       4.3        Certificate of Trust of Ocwen Capital Trust I (3)
       4.4        Amended and  Restated  Declaration  of Trust of Ocwen  Capital
                  Trust I (3)
       4.5        Form of Capital Security of Ocwen Capital Trust I (4)
       4.6 Form of Indenture relating to 10 7/8% Junior Subordinated Debentures due 2027 of the Company (3)
       4.7 Form of 10 7/8% Junior Subordinated Debentures due 2027 of the Company (4)
       4.8 Form of Guarantee of the Company relating to the Capital Securities of Ocwen Capital Trust I (3)
       4.9 Form of Indenture between the Company and The Bank of New York as Trustee
       4.10       Form of Subordinated  Debentures due 2005 (included in Exhibit
                  4.2) (5)
      10.1 Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, as amended (1)
      10.2        Annual Incentive Plan (1)
      10.3 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (2)
      10.4        Ocwen Financial Corporation 1998 Annual Incentive Plan (6)
      10.5        Ocwen Financial Corporation Long-Term Incentive Plan (6)
      11.1        Computation of earnings per share (7)
      13.1        Annual Report to Stockholders  for the year ended December 31,
                  1997
      21.0        Subsidiaries (see "Business-General")
      23.0        Consent of Price Waterhouse LLP
      27.1        Financial Data Schedule - For the year ended December 31, 1997
      27.2        Amended  Financial Data Schedule - For the year ended December
                  31, 1996
      27.3 Amended Financial Data Schedule - For the period ended September 30, 1996
      27.4        Amended  Financial  Data Schedule - For the period ended March
                  31, 1997
      27.5        Amended  Financial  Data  Schedule - For the period ended June
                  30, 1997
      27.6 Amended Financial Data Schedule - For the period ended September 30, 1997
      99.0        BCBF, L.L.C. December 31, 1997 audited financial statements

-------------------
(1) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1, File No. 333-5153, declared effective by the commission on September 25, 1996.

(2) Incorporated by reference to the similarly described exhibit included with the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3) Incorporated by reference to the similarly identified exhibit filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the Commission on August 6, 1997.
(4) Incorporated by reference to similarly described exhibit included with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(5) Incorporated by reference to the similarly described exhibit filed in connection with Amendment No. 2 to Offering Circular on Form OC (on Form S-1) filed on June 7, 1995.

(6) Incorporated by reference to the similarly described exhibit to the Company's Definitive Proxy Statement with respect to the Company's 1998 Annual Meeting as filed with the Commission on March 31, 1998.

(7) Computation of earnings per share appears on page 55 in the Annual Report to Stockholders and is incorporated herein by reference.

      The Company's management contracts or compensatory plans or arrangements consist of Exhibits No. 10.1, 10.2, 10.3, 10.4 and 10.5.

         FINANCIAL STATEMENTS AND SCHEDULES. The following Consolidated Financial Statements of Ocwen Financial Corporation and Report of Price Waterhouse LLP, Independent Certified Public Accountants are incorporated by reference to pages 22 to 70 of the Company's Annual Report to Stockholders:

              Report of Independent Certified Public Accountants

              Consolidated Statements of Financial Condition at December 31, 1997 and 1996

              Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997

              Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1997

              Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997

              Notes to Consolidated Financial Statements

         Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

         REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 1997.

(1) A Form 8-K was filed by the Company on October 30, 1997 which contained a news release announcing the Company's financial results for the three and nine months ended September 30, 1997.

(2) A Form 8-K/A was filed by the Company on November 21, 1997 which contained the news release announcing the Company's financial results for the three and nine months ended September 30, 1997 dated October 27, 1997 and originally filed on October 30, 1997, amended for changes to reflect the final financial information as determined in connection with the filing by the Company of its Form 10-Q for the quarter ended September 30, 1997, including the retroactive adjustment for the 2-for-1 stock split approved by the Board of Directors on October 29, 1997.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OCWEN FINANCIAL CORPORATION


                            By: /s/ William C. Erbey
                                ------------------------------------------------
                                    William C. Erbey
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (duly authorized representative)


Date:  March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William C. Erbey                                       Date:  March 31, 1998
------------------------------------------------------
    William C. Erbey, Chairman of the Board,
    Chief Executive Officer and President
    (principal executive officer)



/s/ Barry N. Wish                                          Date:  March 31, 1998
-------------------------------------------------------
    Barry N. Wish, Director



/s/ W.C. Martin                                            Date:  March 31, 1998
-------------------------------------------------------
    W.C. Martin, Director



/s/ Howard H. Simon                                        Date:  March 31, 1998
-------------------------------------------------------
    Howard H. Simon, Director



/s/ Hon.  Thomas F. Lewis                                  Date:  March 31, 1998
-------------------------------------------------------
    Hon. Thomas F. Lewis, Director


/s/ Mark S. Zeidman                                        Date:  March 31, 1998
-------------------------------------------------------
    Mark S. Zeidman, Chief Financial Officer
    (principal financial and accounting officer)