Form 10-Q
period 1998-03-31
OCWEN FINANCIAL CORP
filed 1998-05-15
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-21341

                           OCWEN FINANCIAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)


Florida                                                          65-0039856
-------                                                      -------------------
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


                                 (561) 682-8000
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


Number of shares of Common Stock, $.01 par value, outstanding as of May 12, 1998: 60,708,739

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q



                                    I N D E X
================================================================================


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Interim Consolidated Financial Statements (Unaudited)..............  3

         Consolidated Statements of Financial Condition
         at March 31, 1998 and December 31, 1997............................  3

         Consolidated Statements of Operations for the three
         months ended March 31, 1998 and 1997...............................  4

         Consolidated Statements of Changes in Stockholders' Equity
         for the three months ended March 31, 1998 and the year
         ended December 31, 1997............................................  5

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 1998 and 1997...............................  6

         Notes to Consolidated Financial Statements.........................  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 44

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................... 46

Signature................................................................... 48

                                         PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            March 31,          December 31,
                                                                              1998                 1997
                                                                          ------------        ------------
Assets
Cash and amounts due from depository institutions ......................   $    17,830        $    12,243
Interest earning deposits ..............................................        31,269            140,001
Federal funds sold and repurchase agreements ...........................       104,000                 --
Securities available for sale, at market value .........................       650,200            476,796
Loans available for sale, at lower of cost or market ...................       493,106            177,041
Investment securities, net .............................................        61,314             13,295
Loan portfolio, net ....................................................       280,518            266,299
Discount loan portfolio, net ...........................................     1,171,623          1,434,176
Investments in low-income housing tax credit interests .................       118,964            128,614
Investment in joint ventures ...........................................         1,056              1,056
Real estate owned, net .................................................       172,693            167,265
Investment in real estate ..............................................        60,946             65,972
Premises and equipment, net ............................................        22,568             21,542
Income taxes receivable ................................................        19,422                 --
Deferred tax asset .....................................................        48,261             45,148
Excess of purchase price over net assets acquired ......................        23,403             15,560
Principal, interest and dividends receivable ...........................        23,076             17,284
Escrow advances on loans ...............................................        48,214             47,888
Other assets ...........................................................        72,679             38,985
                                                                           -----------        -----------
                                                                           $ 3,421,142        $ 3,069,165
                                                                           ===========        ===========
Liabilities and Stockholders' Equity

Liabilities:
   Deposits ............................................................   $ 1,933,594        $ 1,982,822
   Securities sold under agreements to repurchase ......................       168,419            108,250
   Obligations outstanding under lines of credit .......................       441,671            118,304
   Notes, debentures and other interest bearing obligations ............       226,812            226,975
   Accrued interest payable ............................................        42,258             32,238
   Income taxes payable ................................................            --              3,132
   Accrued expenses, payables and other liabilities ....................        34,695             51,709
                                                                           -----------        -----------
     Total liabilities .................................................     2,847,449          2,523,430
                                                                           -----------        -----------

Company-obligated, mandatorily redeemable securities of
      subsidiary trust holding solely junior subordinated
      debentures of the Company ........................................       125,000            125,000

Minority interest ......................................................         1,381              1,043

Commitments and contingencies (Note 9)

Stockholders' equity:
   Preferred stock, $.01 par value; 20,000,000 shares authorized;
     0 shares issued and outstanding ...................................            --                 --
   Common stock, $.01 par value; 200,000,000 shares authorized;
     60,708,735 and 60,565,835 shares issued and outstanding at
     March 31, 1998 and December 31, 1997, respectively ................           607                606
   Additional paid-in capital ..........................................       164,865            164,751
   Retained earnings ...................................................       281,695            259,349
   Unrealized gain (loss) on securities available for sale, net of taxes           145             (5,014)
                                                                           -----------        -----------
     Total stockholders' equity ........................................       447,312            419,692
                                                                           -----------        -----------
                                                                           $ 3,421,142        $ 3,069,165
                                                                           ===========        ===========

          The accompanying notes are an integral part of these consolidated financial statements.

                       OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

 For the three months ended March 31,                            1998          1997
----------------------------------------------------------- ------------   ------------
Interest income:
  Federal funds sold and repurchase agreements ...........   $    1,032    $    1,658
  Securities available for sale ..........................        3,962         8,173
  Securities held for trading ............................           --           248
  Loans available for sale ...............................        9,503         2,851
  Loans ..................................................        6,262        10,692
  Discount loans .........................................       36,797        30,224
  Investment securities and other ........................          485           681
                                                             ----------    ----------
                                                                 58,041        54,527
                                                             ----------    ----------
Interest expense:
  Deposits ...............................................       27,845        29,894
  Securities sold under agreements to repurchase .........        1,639           272
  Advances from the Federal Home Loan Bank ...............          100           283
  Obligations outstanding under lines of credit ..........        4,520            --
  Notes, debentures and other interest bearing obligations        6,752         6,715
                                                             ----------    ----------
                                                                 40,856        37,164
                                                             ----------    ----------
  Net interest income before provision for loan losses ...       17,185        17,363
Provision for loan losses ................................        2,254         9,742
                                                             ----------    ----------
  Net interest income after provision for loan losses ....       14,931         7,621
                                                             ----------    ----------

Non-interest income:
  Servicing fees and other charges .......................        9,772         5,236
  Gains on sales of interest earning assets, net .........       28,737        16,778
  Gain (loss) on real estate owned, net ..................        1,026          (794)
  Other income ...........................................        5,871           131
                                                             ----------    ----------
                                                                 45,406        21,351
                                                             ----------    ----------
Non-interest expense:
  Compensation and employee benefits .....................       21,482        14,923
  Occupancy and equipment ................................        6,457         2,829
  Net operating loss on investments in real estate and
     certain low-income housing tax credit interests .....        1,246         1,093
  Other operating expenses ...............................        4,868         3,852
                                                             ----------    ----------
                                                                 34,053        22,697
                                                             ----------    ----------
Distributions on Company-obligated, mandatorily redeemable
   securities of subsidiary trust holding solely junior
   subordinated debentures of the Company ................        3,398            --

Equity in earnings of investment in joint venture ........           --        14,372
                                                             ----------    ----------
  Income before income taxes .............................       22,886        20,647
Income tax expense .......................................         (573)       (3,606)
Minority interest in net loss of consolidated subsidiary .           33            --
                                                             ----------    ----------
  Net income .............................................   $   22,346    $   17,041
                                                             ==========    ==========

Earnings per share:
  Basic ..................................................   $     0.37    $     0.32
                                                             ==========    ==========
  Diluted ................................................   $     0.36    $     0.31
                                                             ==========    ==========

Weighted average common shares outstanding:
  Basic ..................................................   60,708,735    53,599,006
                                                             ==========    ==========
  Diluted ................................................   61,542,122    54,146,732
                                                             ==========    ==========

The  accompanying  notes  are  an  integral  part  of  these  consolidated   financial
statements.


                                            OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                           FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND THE YEAR ENDED DECEMBER 31, 1997

                                                                                                            Notes
                                                                                            Unrealized     receivable
                                                                                            gain (loss)   on exercise
                                             Common Stock        Additional                    on         of common
                                       -----------------------     paid-in      Retained    securities,      stock
                                         Shares        Amount      capital      earnings   net of taxes     options         Total
                                       ----------   ----------   ----------    ----------  ------------   -----------   -----------
Balances at December 31, 1996 ......   53,488,340   $      535   $   22,990    $  180,417   $    3,486    $   (3,832)   $  203,596

Net income .........................           --           --           --        78,932           --            --        78,932

Repurchase of common stock options .           --           --       (3,208)           --           --            --        (3,208)

Exercise of common stock options ...      171,297            2        3,035            --           --            --         3,037

Issuance of common stock ...........    6,906,198           69      141,934            --           --            --       142,003

Repayment of notes receivable on
  exercise of common stock options,
  net of advances ..................           --           --           --            --           --         3,832         3,832

Change in unrealized gain (loss) on
 securities net of taxes ...........           --           --           --            --       (8,500)           --        (8,500)
                                       ----------   ----------   ----------    ----------   ----------    ----------    ----------

Balances at December 31, 1997 ......   60,565,835          606      164,751       259,349       (5,014)           --       419,692

Net income .........................           --           --           --        22,346           --            --        22,346

Repurchase of common stock options .           --           --      (14,107)           --           --            --       (14,107)

Exercise of common stock options ...      142,900            1       14,221            --           --            --        14,222

Change in unrealized gain (loss) on
  securities, net of taxes .........           --           --           --            --        5,159            --         5,159
                                       ----------   ----------   ----------    ----------   ----------    ----------    ----------

Balances at March 31, 1998 .........   60,708,735   $      607   $  164,865    $  281,695   $      145    $       --    $  447,312
                                       ==========   ==========   ==========    ==========   ==========    ==========    ==========

                      The accompanying notes are an integral part of these consolidated financial statements.


                            OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)

For the three months ended March 31,                                             1998         1997
----------------------------------------------------------------------------  ---------    ---------
Cash flows from operating activities:
   Net income .............................................................   $  22,346    $  17,041
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Net cash provided from trading activities ..............................      24,629       85,167
   Proceeds from sales of loans available for sale ........................     166,577       88,184
   Purchases of loans available for sale ..................................    (321,716)     (37,667)
   Origination of loans available for sale ................................    (182,522)     (28,164)
   Principal payments received on loans available for sale ................      19,868        3,010
   Premium amortization (discount accretion), net .........................      40,524       11,029
   Depreciation and amortization ..........................................       7,940        4,579
   Provision for loan losses ..............................................       2,254        9,742
   Gains on sales of interest earning assets, net .........................     (28,737)     (16,778)
   Provision for real estate owned ........................................       4,234        2,337
   Gain on sale of real estate owned, net .................................      (8,763)      (3,898)
   Gain on sale of interest in tax credit partnership interests ...........      (4,746)          --
   (Increase) decrease in principal, interest and dividends receivable ....      (5,792)       1,080
   (Increase) decrease in income taxes receivable .........................     (22,554)         918
   (Increase) decrease in deferred tax asset ..............................      (1,558)       2,181
   Increase in escrow advances ............................................        (326)      (6,419)
   (Increase) decrease in other assets ....................................     (25,582)       1,254
   Decrease in accrued expenses, interest payable and other liabilities ...      (6,994)      (9,400)
                                                                              ---------    ---------
Net cash (used) provided by operating activities ..........................    (320,918)     124,196
                                                                              =========    =========

Cash flows from investing activities:
   Proceeds from sales of securities available for sale ...................       3,658       14,631
   Purchases of securities available for sale .............................    (242,565)     (21,679)
   Maturities of and principal payments received on securities
     available for sale ...................................................      31,738        3,831
   Purchase of securities held for investment .............................     (45,415)      (2,306)
   Purchase of low income housing tax credit interests ....................      (8,226)      (9,966)
   Proceeds from sales of discount loans ..................................     240,688       86,061
   Proceeds from sales of loans held for investment .......................          --        1,192
   Purchase and originations of loans held for investment,
     net of undisbursed loan funds ........................................     (43,713)     (31,104)
   Purchase of discount loans .............................................     (64,774)    (401,390)
   Decrease in real estate held for investment ............................       5,026           --
   Decrease in investment in joint ventures ...............................          --       34,542
   Principal payments received on loans held for investment ...............      29,995       19,303
   Principal payments received on discount loans ..........................      49,267       48,117
   Proceeds from sales of real estate owned ...............................      50,660       48,768
   Purchase of real estate owned in connection with discount loan purchases      (2,915)          --
   Acquisition of DTS Communications, Inc. ................................      (8,064)          --
   Additions to premises and equipment ....................................      (7,847)          --
   Other, net .............................................................          --       (2,826)
                                                                              ---------    ---------
Net cash used by investing activities .....................................     (12,487)    (212,826)
                                                                              =========    =========

                                      (Continued on next page)


                           OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                      (DOLLARS IN THOUSANDS)

For the three months ended March 31,                                          1998         1997
-------------------------------------------------------------------------  ----------   ----------
Cash flows from financing activities:
  (Decrease) increase in deposits ......................................   $ (49,228)   $ 187,180
   Increase (decrease) in securities sold under agreements to repurchase      60,169      (35,322)
   Repayment of short-term notes........................................        (163)          --
   Proceeds from issuance of obligations under lines of credit,
     net of repayments .................................................     323,367           --
   Loans made to executive officers, net of repayments .................          --        1,505
   Exercise of common stock options ....................................      14,222        1,722
   Repurchase of common stock options ..................................     (14,107)      (1,870)
   Other, net ..........................................................          --          (36)
                                                                           ---------    ---------
Net cash provided by financing activities ..............................     334,260      153,179
                                                                           ---------    ---------

Net increase in cash and cash equivalents ..............................         855       64,549
Cash and cash equivalents at beginning of period .......................     152,244       52,219
                                                                           ---------    ---------
Cash and cash equivalents at end of period .............................   $ 153,099    $ 116,768
                                                                           =========    =========

Reconciliation of cash and cash equivalents at end of period:
   Cash and amounts due from depository institutions ...................   $  17,830    $   8,966
   Interest earning deposits ...........................................      31,269        8,802
   Federal funds sold and repurchase agreements ........................     104,000       99,000
                                                                           ---------    ---------
                                                                           $ 153,099    $ 116,768
                                                                           =========    =========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Interest ..........................................................   $  30,836    $  36,206
                                                                           =========    =========

     Income taxes ......................................................   $  21,653    $     509
                                                                           =========    =========

Supplemental schedule of non-cash investing and financing activities:

     Real estate owned acquired through foreclosure ....................   $  43,704    $  42,095
                                                                           =========    =========

      The accompanying notes are an integral part of these consolidated financial statements.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of Ocwen Financial Corporation ("Ocwen" or the "Company") and its subsidiaries. Ocwen owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank") and Investors Mortgage Insurance Holding Company ("IMI"). Ocwen also owns 97.8% of Ocwen Financial Services ("OFS"), with the remaining 2.2% owned by Admiral Home Loan ("Admiral") and reported in the consolidated financial statements as a minority interest. All significant intercompany transactions and balances have been eliminated in consolidation.

         In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at March 31, 1998 and December 31, 1997, the results of its operations for the three months ended March 31, 1998 and 1997, its cash flows for the three months ended March 31, 1998 and 1997, and its changes in stockholders' equity for the year ended December 31, 1997 and the three months ended March 31, 1998. The results of operations and other data for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 1998. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the March 31, 1998 presentation.

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

NOTE 2   ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards found in APB No. 15 for computing earnings per share ("EPS") and makes them comparable to international standards. Under SFAS No. 128, the Company is required to present both basic and diluted EPS on the face of its statements of operations. Basic EPS, which replaces primary EPS required by APB No. 15 for entities with complex capital structures, excludes common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 with earlier application not permitted. The Company adopted SFAS No. 128 effective December 31, 1997. All prior period EPS data has been restated.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the inclusion of comprehensive income, either in a separate statement for comprehensive income, or as part of a combined statement of income and comprehensive income in a full-set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. SFAS No. 130 requires that comprehensive income be presented beginning with net income, adding the elements of comprehensive income not included in the determination of net income, to arrive at comprehensive income. SFAS No. 130 also requires that an enterprise display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. SFAS No. 130 is effective for the Company's fiscal year beginning January 1, 1998. SFAS No. 130 requires the presentation of

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

information  already  contained  in  the  Company's  financial   statements  and
therefore did not have an impact on the Company's financial position or results of operation upon adoption.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of information about operating segments by public business enterprises in their annual and interim financial reports issued to shareholders. SFAS No. 131 requires that a public business enterprise report financial and descriptive information, including profit or loss, certain specific revenue and expense items, and segment assets, about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 is a disclosure requirement and therefore did not have an effect on the Company's financial position or results of operations upon adoption.

NOTE 3   ACQUISITION AND DISPOSITION TRANSACTIONS

         On November 6, 1997, the Company acquired AMOS, Inc., a Connecticut based company engaged primarily in the development of mortgage loan servicing software. AMOS' products are Microsoft(R) Windows(R) based, client/server architecture and feature real-time processing, year 2000 compliance, a scaleable database platform and strong workflow capabilities. The aggregate purchase price was $9.7 million, including $4.9 million which is contingent on AMOS, Inc. meeting certain software development performance criteria. The excess of purchase price over net assets acquired related to this transaction, which amounted to $4,807, net of accumulated amortization of $131 at March 31, 1998, is amortized on a straight-line basis over a period of 15 years.

         On January 20, 1998, the Company acquired DTS Communications, Inc. ("DTS"), a real estate technology company located in San Diego, California, for a purchase price of $13.0 million in cash, common stock of the Company and repayment of certain indebtedness. DTS has developed technology tools to automate real estate transactions over the Internet. DTS has been recognized by Microsoft Corporation for the Microsoft(R) component-based architecture to facilitate electronic data interchange. The common stock of the Company issued in the acquisition was acquired from affiliates of the Company at the same price per share as was used to calculate the number of shares issued in the acquisition. The excess of purchase price over net assets acquired related to this transaction, which amounted to $7,959, net of accumulated amortization of $105 at March 31, 1998, is amortized on a straight-line basis over a period of 15 years.

         The Company's investment in joint venture includes an investment in BCFL, L.L.C. ("BCFL"), a limited liability corporation formed in January 1997 between the Company and BlackRock Capital Finance L.P. ("BlackRock"). The Company owns a 10% interest in BCFL which was formed to acquire multifamily loans. At March 31, 1998, the Company's 10% investment, which is accounted for under the cost method, amounted to $1,056.

         On December 12, 1997, BCBF, L.L.C., (the "LLC"), a limited liability company formed in March 1996 between the Company and BlackRock distributed all of its assets to the Company and its other 50% investor, BlackRock.
Simultaneously, the Company acquired BlackRock's portion of the distributed assets.

         The Company's equity in earnings of the LLC of $0 and $14,372 for the first quarter of 1998 and 1997, respectively, includes 50% of the net income of the LLC before deduction of the Company's 50% share of loan servicing fees which are paid 100% to the Bank. Equity in earnings for the three months ended March 31, 1997 includes the recapture of $2,641 of valuation allowances established in 1996 by the Company on its equity investment in the joint venture as a result of the resolution and securitization of loans during the first quarter of 1997. The Bank has recognized 50% of the loan servicing fees not eliminated in consolidation in servicing fees and other charges.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

         Set forth below is the statement of operations of the LLC for the three months ended March 31, 1997.

                                  BCBF, L.L.C.
                            STATEMENTS OF OPERATIONS
                    For the Three Months Ended March 31, 1997

Interest income ....................................................   $  3,485
Interest expense ...................................................         --
                                                                       --------
   Net interest income .............................................      3,485
                                                                       --------

Non-interest income:
   Gain on sale of loans held for sale .............................     18,412
   Gain on real estate owned, net ..................................      1,543
   Loan fees .......................................................         22
                                                                       --------
                                                                         19,977
                                                                       --------
Operating expenses:
   Loan servicing fees .............................................        676
   Other loan expenses .............................................         --
                                                                       --------
                                                                            676
                                                                       --------

Net income .........................................................   $ 22,786
                                                                       ========

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

         Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10 7/8% of the liquidation amount of $1,000 per Capital Security. Payment of distributions out of moneys held by Ocwen Capital Trust I, and payments on liquidation of Ocwen Capital Trust I or the redemption of Capital Securities, are guaranteed by the Company to the extent Ocwen Capital Trust I has funds available. If the Company does not make principal or interest payments on the Junior Subordinated Debentures, Ocwen Capital Trust I will not have sufficient funds to make distributions on the
Capital Securities, in which event the guarantee shall not apply to such distributions until Ocwen Capital Trust I has sufficient funds available. Therefore, the Company has the right to defer payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the stated maturity of the Junior Subordinated Debentures. Upon the termination of any such extension period and the payment of all amounts then due on any interest payment date, the Company may elect to begin a new extension period. Accordingly, there could be multiple extension periods of varying lengths throughout the term of the Junior Subordinated Debentures. If interest payments on the Junior Subordinated Debentures are deferred, distributions on the Capital Securities will also be deferred and the Company may not, and may not permit any subsidiary of the Company to, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, the Company's capital stock or (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities that rank PARI PASSU with or junior to the Junior Subordinated Debentures. During an extension period, interest on the Junior Subordinated Debentures will continue to accrue at the rate of 10 7/8% per annum, compounded semi-annually.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

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

NOTE 5   COMPREHENSIVE INCOME

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. SFAS No. 130 requires that comprehensive income be presented beginning with net income, adding the elements of comprehensive income not included in the determination of net income, to arrive at comprehensive income. Comprehensive income for the three months ended March 31, 1998 and 1997 amounted to $27,505 and $20,203, respectively.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

NOTE 6   INTEREST RATE RISK MANAGEMENT INSTRUMENTS

         In managing its interest rate risk, the Company on occasion enters into swaps. Under swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The terms of the swaps provide for the Company to receive a floating rate of interest equal to the London Interbank Offered Rate ("LIBOR") and to pay fixed interest rates. The notional amount of the outstanding swap is amortized (i.e., reduced) monthly based upon estimated prepayment rates of the mortgages underlying the securities being hedged. The terms of the outstanding interest rate swaps at March 31, 1998 and December 31, 1997 follow:

                                      Notional    LIBOR      Fixed    Floating Rate at
                        Maturity       Amount     Index      Rate       End of Period      Fair Value
                       ----------    ----------  --------   -------   -----------------   ------------
MARCH 31,1998........     1998       $  36,860   1-Month     6.18%          6.69%         $    (843)

DECEMBER 31, 1997....     1998       $  36,860   1-Month     6.18%          5.69%         $     (94)

         The 1-month LIBOR was 5.69% and 5.72% on March 31, 1998 and December 31, 1997, respectively.

         On February 25, 1998, the Company entered into a foreign currency swap with a AAA-rated counterparty to hedge certain cash flows in connection with its investment in 35% of the outstanding common stock of Kensington Mortgage Company, a leading originator of nonconforming residential mortgages in the U.K. Under the terms of the agreement, the Company will swap (pound)27,500 for $43,546 in five years based on the exchange rate on the date the contract became effective.

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

         Terms and other information on interest rate futures contracts sold short were as follows at the dates indicated:

                               Maturity      Notional Principal      Fair Value
                              ---------     -------------------     ------------
MARCH 31, 1998:
U.S. Treasury futures...         1998           $    326,000          $    (508)

DECEMBER 31, 1997:
U.S. Treasury futures...         1998           $    194,500          $   1,996

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

NOTE 7   STOCK SPLIT

         On October 29, 1997, the Company's Board of Directors approved a 2-for-1 stock split of its issued and outstanding common stock, par value $.01 per share. The stock split was effected through the distribution of authorized but unissued shares of its common stock on November 20, 1997, to holders of record of its common stock at the close

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

of business on November 12, 1997. All references in the interim consolidated financial statements to the number of shares and per share amounts have been adjusted retroactively for the stock split.

NOTE 8   REGULATORY REQUIREMENTS

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to Office of Thrift Supervision ("OTS") supervision. The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At March 31, 1998, the minimum regulatory capital requirements were:

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

         At March 31, 1998, the Bank was "well-capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized", the Bank must maintain minimum core capital, Tier 1 risk-based capital and total risk-based capital ratios as set forth in the table below and must not be subject to any written agreement, order or directive issued by the OTS to meet and maintain a specific capital level for any capital measure. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since March 31, 1998 that management believes have changed the institution's category.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

         The  following   tables   summarize  the  Bank's  actual  and  required
regulatory capital at March 31, 1998:

                                                                      Minimum               To Be Well
                                                                    for Capital          Capitalized for      Agreed Upon
                                                                 Adequacy Purposes      Prompt Corrective       Capital
                                             Actual            ---------------------    Action Provisions    Requirements
                                       ---------------------                          ---------------------  ------------
                                        Ratio      Amount       Ratio      Amount      Ratio      Amount        Ratio
                                       ------- -------------   ------- -------------  ------- -------------  ------------
Stockholders' equity, and ratio to
  total assets......................    10.16%  $   253,746

Net unrealized loss on certain
  available for sale securities ....                  3,544

Excess mortgage servicing rights
  and deferred tax assets ..........                 (1,217)
                                                -----------
Tangible capital, and ratio to
  adjusted total assets.............    10.24%  $   256,073      1.50%  $    37,501
                                                ===========             ===========

Tier 1 (core) capital, and ratio to
  adjusted total assets.............    10.24%  $   256,073      3.00%  $    75,003     5.00%  $   125,005     9.00%
                                                ===========             ===========            ===========

Tier 1 capital, and ratio to
  risk-weighted assets..............    12.82%  $   256,073                             6.00%  $   119,876
                                                ===========                                    ===========

Allowance for loan and lease losses.                 19,249

Subordinated debentures.............                100,000
                                                -----------

Tier 2 capital......................                119,249

Low-level recourse deduction........                (15,917)
                                                -----------

Total risk-based capital, and ratio.
  to risk-weighted assets...........    17.99%  $   359,405      8.00%  $   159,835    10.00%  $   199,794    13.00%
                                                ===========             ===========            ===========

Total regulatory assets.............            $ 2,497,768
                                                ===========

Adjusted total assets...............            $ 2,500,095
                                                ===========

Risk-weighted assets................            $ 1,997,940
                                                ===========


         The OTS has promulgated a regulation governing capital distributions. The Bank is considered to be a Tier 1 association under this regulation because it met or exceeded its fully phased-in capital requirements at March 31, 1998. A Tier 1 association that before and after a proposed capital distribution meets or exceeds its fully phased-in capital requirements may make capital distributions during any calendar year equal to the greater of (i) 100% of net income for the calendar year to date plus 50% of its "surplus capital ratio" at the beginning of the year or (ii) 75% of its net income over the most recent four-quarter period. In order to make these capital distributions, the Bank must submit written notice to the OTS 30 days in advance of making the distribution. Notwithstanding the foregoing, however, the Bank's ability to make capital distributions as a Tier 1 institution is limited by agreements between it and the OTS to maintain specified capital levels and to dividend to Ocwen subordinate and residual securities resulting from the Bank's securitization activities.

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

         In connection with an examination of the Bank in late 1996 and early 1997, the staff of the OTS expressed concern about many of the Bank's non-traditional operations, which generally are deemed by the OTS to involve higher risk, certain of the Bank's accounting policies and the adequacy of the Bank's capital in light of the Bank's lending and investment strategies. The activities which were of concern to the OTS included the Bank's subprime

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

single family residential lending activities, the Bank's origination of acquisition, development and construction loans with terms which provide for shared participation in the results of the underlying real estate, the Bank's discount loan activities, which involve significantly higher investment in nonperforming and classified assets than the majority of the savings and loan industry, and the Bank's investment in subordinated classes of mortgage-related securities issued in connection with the Bank's asset securitization activities and otherwise.

         Following the above-referenced examination, the Bank committed to the OTS to maintain a core capital (leverage) ratio and a total risk-based capital ratio of at least 9% and 13%, respectively. The Bank continues to be in compliance with this commitment as well as the regulatory capital requirements of general applicability (as indicated above). Based on discussions with the OTS, the Bank believes that this commitment does not affect its status as a "well-capitalized" institution, assuming the Bank's continued compliance with the regulatory capital requirements required to be maintained by it pursuant to such commitment.

NOTE 9   COMMITMENTS AND CONTINGENCIES

         At March 31, 1998 the Company had commitments to (i) purchase and originate $107,812 of subprime loans secured by single family residential properties, (ii) fund $29,956 of loans secured by multi-family residential buildings, (iii) fund $16,798 of loans secured by office buildings and (iv) fund $5,125 of loans secured by hotel properties. The Company, through its investment in subordinate securities and REMIC residuals which had a book value of $108,852 at March 31, 1998, supports senior classes of mortgage-related securities having an outstanding principal balance of $2,383,241.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

GENERAL

         The Company's business activities currently consist primarily of its single family, small commercial and large commercial discount loan acquisition and resolution activities, commercial real estate lending, subprime single family residential lending, mortgage loans serviced for others, investments in a wide variety of mortgage-related securities and investments in low-income housing tax credit interests.

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

         At March 31, 1998, the only significant subsidiaries of the Company, other than the Bank, were IMI, OFS and Ocwen Capital Trust I. Prior to July 15, 1997, IMI, through subsidiaries, owned and managed the Westin Hotel (the "Hotel") in Columbus, Ohio. On July 15, 1997, IMI sold a 69% partnership interest in the Hotel for a minimal gain and no longer manages the Hotel. In addition, as of March 31, 1998, IMI owned 8.12% or 1,540,000 shares of the outstanding common stock of Ocwen Asset Investment Corp. ("OAC"), as well as 1.74% or 335,000 units of Ocwen Partnership, L.P. ("OPLP"), the operating partnership formed to undertake the business of OAC and, through subsidiaries, also owns non-residential real estate properties as well as residential units in cooperative buildings. OFS was formed in October 1996 for the purpose of purchasing substantially all of the assets of Admiral (a transaction which closed on May 1, 1997), the Company's primary correspondent mortgage banking firm for subprime single family residential loans, and assuming all of the Bank's subprime single family residential lending operations. Ocwen Capital Trust I, a wholly owned subsidiary of Ocwen, was formed for the express purpose of issuing $125.0 million of 10 7/8% Capital Securities, the proceeds of which were invested in 10 7/8% Junior Subordinated Debentures issued by Ocwen.

         The following discussion of the Company's consolidated financial condition and results of operations and capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 hereof.

RECENT DEVELOPMENTS

         On January 30, 1998, the Company was assigned the special servicing rights to a pool of 6,309 subprime mortgage loans underlying a subordinate security acquired by OAC, a publicly held real estate investment trust managed by Ocwen Capital Corporation ("OCC"), a wholly owned subsidiary of Ocwen. The Company, through the Bank, will become the special servicer of any loans which are 60 days or more delinquent.

         On March 13, 1998, DTS Communications, Inc. ("DTS"), a wholly-owned real estate technology subsidiary of Ocwen, was honored from over 100 nominees as the recipient of this year's Inman Innovator Award for "Software Applications that help the Real Estate Industry be more efficient and speed up the Real Estate Transaction Process." DTS has developed technology tools to automate real estate transactions over the Internet. DTS Data Trak (TM) software allows real estate professionals access to ancillary services necessary to close a real estate transaction or loan. DTS has been recognized by Microsoft Corporation for its Microsoft(R) component-based architecture to facilitate electronic data interchange. DTS continues to attract mortgage origination, loss mitigation, mortgage servicing and real estate brokerage firms seeking to reduce the time necessary to order, track and process services used to close real estate transactions. It is anticipated that five of the top mortgage originators will be on-line by the end of the fourth quarter.

         On March 17, 1998, pursuant to a definitive agreement executed by OAC with a Wall Street firm related to OAC's acquisition of a subordinate security, the Bank was designated the special servicer for the nonperforming securitized loans underlying the subordinate security.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         On March 18, 1998, the Company completed the securitization of 1,439 subprime single family residential mortgage loans with an aggregate unpaid principal balance of $161.4 million. The Company recorded total gains of $7.9 million on the sale of the senior classes of securities in connection with this transaction. The Company continues to service the loans for a fee and has retained an interest in the related subordinate security.

         On March 25, 1998, Standard & Poor's raised its counterparty rating on Ocwen to "BB-" from "B+". Standard & Poor's also raised the counterparty rating on the Bank to "BB+" from "BB". The "B-" trust preferred rating of Ocwen Capital Trust I was affirmed.

         On March 26, 1998, the Company, as part of a larger transaction involving the Company, BlackRock and Union Bank of Switzerland ("UBS"), completed the securitization of 3,777 discount single family residential mortgage loans with an aggregate unpaid principal balance of $227.5 million. The Company recorded total gains of $16.7 million on the sale of the senior classes of securities in connection with this transaction. The Company continues to service the loans for a fee and has retained an interest in the related subordinated security.

         On March 31, 1998, the Company completed the sale of its investment in two low-income housing tax credit projects and realized a gain of $4.7 million on proceeds of $21.9 million.

         On March 31, 1998, the Company purchased 7,518 additional shares of common stock of OFS for $40.0 million, increasing its ownership from 93.7% to 97.8%.

         On April 28, 1998, the Company and OAC announced the joint closing of the transaction previously agreed to by the Company for the acquisition of substantially all of the assets, and certain liabilities, of the United Kingdom operations of Cityscape Financial Corp. ("Cityscape"). As consummated, the Company acquired Cityscape's U.K. mortgage loan portfolio and mortgage loan origination and servicing businesses for (pound)249.6 million ($407.5 million) and assumed (pound)7.2 million ($11.8 million) of Cityscape's liabilities. OAC acquired Cityscape's U.K. securitized mortgage loan residuals for (pound)33.7 million ($55.0 million). The amount paid by the Company was funded with both cash on hand and a loan from Greenwich International Ltd. in the principal amount of (pound)225.3 million ($367.8 million) and is subject to adjustment to account for the actual balances on the closing date of the mortgage loan portfolio and the assumed liabilities. In addition, the Company and OAC entered into an agreement for the Bank to service the securitized mortgage loan residuals purchased by OAC in the transaction.

         On May 1, 1998, the Company acquired 3,228 single family residential discount loans with an unpaid principal balance of $217.7 million from UBS for approximately $185.5 million.

         On March 31, 1998, the Company entered into a master repurchase agreement with Lehman Commercial Paper, Inc. to finance the Company's purchase of $292.8 million of single family residential loans from the U.S. operations of Cityscape.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

 CONSOLIDATED FINANCIAL HIGHLIGHTS
                                                                At or for the Three Months Ended March 31,
                                                           --------------------------------------------------
                                                               1998                1997              Change
                                                           ------------        ------------       -----------
                                                                (Dollars in thousands, except share data)
 Net interest income..................................     $     17,185        $     17,363            (1)%
 Provision for loan losses............................            2,254               9,742           (77)
 Non-interest income..................................           45,406              21,351           113
 Non-interest expense.................................           34,053              22,697            50
 Equity in earnings of investment in joint ventures...               --              14,372          (100)
 Net income...........................................           22,346              17,041            31

 PER COMMON SHARE (1)
 Earnings per share:
    Basic.............................................     $       0.37        $       0.32            16%
    Diluted...........................................     $       0.36        $       0.31            16%
 Stock price:
    High .............................................     $      30.75               34.75           (12)%
    Low ..............................................            22.25               25.25           (12)
    Close.............................................            27.75               29.00            (4)

 AVERAGE BALANCES
 Interest-earning assets..............................     $  2,641,517        $  2,167,601            22%
 Interest-bearing liabilities.........................        2,459,400           2,259,367             9
 Stockholders' equity.................................          430,681             212,706           102

 KEY RATIOS
 Interest rate spread:
    Yield on interest-earning assets..................             8.79%              10.06%          (13)%
    Cost of interest-bearing liabilities..............             6.64                6.58             1
    Interest rate spread..............................             2.15                3.48           (38)
 Annualized return on average assets (2)..............             2.88                2.61            10
 Annualized return on average equity .................            20.75               32.05           (35)
 Efficiency ratio(3)..................................            54.41               42.76            27
 Core (leverage) capital ratio........................            10.24                9.48             8
 Risk-based capital ratio.............................            17.99               13.22            36

(1) Retroactively adjusted for the 2-for-1 stock split approved by the Company's Board of Directors on October 29, 1997.

(2) Includes the Company's pro rata share of average assets held by its 50% joint venture for the three months ended March 31, 1997.

(3) Before provision for loan losses and including for the three months ended March 31, 1997 equity in earnings of investment in joint venture.

FIRST QUARTER SUMMARY

         The Company recorded net income of $22.3 million for the three months ended March 31, 1998 as compared to $17.0 million for the same period in 1997. This increase in net income was attributable to an increase in non-interest income and a lower provision for loan losses, offset in part by an increase in non-interest expense. Diluted earnings per share were $0.36 for the first quarter of 1998 as compared to $0.31 for the first quarter of 1997.

         The $178,000 or 1% decrease in net interest income during the first quarter of 1998 as compared to the first quarter of 1997 is primarily due to an $8.5 million write down offset by the reversal of $4.5 million of reserves related to the securities available for sale portfolio during the first quarter of 1998 due to declining interest rates and the resulting increase in prepayment speeds. This decline is largely offset by a $473.9 million increase in average interest-earnings assets, primarily discount loans and loans available for sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The $7.5 million decrease in the provision for loan losses for the three months ended March 31, 1998 as compared to the same period in 1997, is due primarily to a $6.5 million decline in the loan loss provision for discount loans, which was largely attributable to the recapture of previously established provisions in connection with the securitization of single family residential discount loans during the first quarter of 1998.

         The $24.1 million or 113% increase in non-interest income for the three months ended March 31, 1998 is due primarily to a $12.0 million increase in gains on sales of interest earning assets, a $4.7 million gain recognized in connection with the sale of investments in two low-income housing tax credit projects and a $4.5 million increase in servicing fees and other charges, reflecting a 200% increase in the average balance of loans serviced for others.

         On December 12, 1997, the LLC distributed all of its remaining assets to its partners. As a result, no equity in earnings of investment in joint venture was recorded during the first quarter of 1998. During the first quarter of 1997, the Company recorded $14.4 million of income related to its investment in joint venture.

         Non-interest expense increased $11.4 million or 50% during the three months ended March 31, 1998 as compared to the same period in 1997 primarily as a result of (i) a $6.6 million increase in compensation and benefits, due to an 82% increase in the average number of employees and (ii) a $3.6 million increase in occupancy and equipment expense.

         Distributions on the 10 7/8% Capital Securities issued in August 1997 amounted to $3.4 million for the first quarter of 1998 as compared to $0 for the same period in 1997.

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED MARCH 31, 1997

         The Company continues to engage in significant discount loan acquisition and resolution activities and a variety of other mortgage lending activities, which generally reflect the Company's focus on business lines which offer the potential for greater returns without increased risk of loss. The following table presents the estimated contribution by business activity to the Company's net income for the periods indicated.

          For the Three Months Ended March 31,                    1998                     1997
                                                         ---------------------     --------------------
          (Dollars in Thousands)                          Amount          %         Amount         %
          ---------------------------------------------  --------     --------     --------    --------
          Discount Loans:
          Single family residential loans ............   $ 16,995        76%       $  6,329       37%
          Large commercial real estate loans .........      2,863        13           2,610       15
          Small commercial real estate loans .........      3,683        16             483        3

          Investment in low-income housing
            tax credits ..............................      4,750        21           3,566       21

          Commercial real estate lending .............       (384)       (2)            525        3

          Subprime single family residential lending .        974         4             544        3

          Mortgage loan servicing ....................      1,528         7             934        6

          Investment securities ......................     (6,782)      (30)          1,714       10

          Other ......................................     (1,281)       (5)            336        2
                                                         --------       ---        --------      ---

                                                         $ 22,346       100%       $ 17,041      100%
                                                         ========       ===        ========      ===

         The Company's discount loan activities include asset acquisition, servicing and resolution of single family residential, large commercial and small commercial loans and the related real estate owned. Investment in low-income housing tax credits includes the Company's investments, primarily through limited partnerships, in qualified low-income rental housing for the purpose of obtaining Federal income tax credits pursuant to Section 42 of the Code. Low-income housing tax credits and benefits of $4.7 million and $3.6 million are included as credits against income tax expense for the three months ended March 31, 1998 and 1997, respectively. Commercial lending includes the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

Company's origination of multi-family and commercial real estate loans held for investment. Subprime single family lending includes the Company's acquisition and origination of single family residential loans to nonconforming borrowers which are recorded as available for sale, and the Company's historical loan portfolio of single family residential loans held for investment. Mortgage loan servicing includes the Company's fee-for-services business of providing loan servicing, including asset management and resolution services, to third-party owners of nonperforming, underperforming and subprime assets. Investment securities includes the results of the securities portfolio, whether available for sale, trading or investment, other than REMIC residuals and subordinate interests related to the Company's securitization activities which have been included in the related business activity.

         Interest income and expense have been allocated to each business segment for the investment of funds raised or funding of investments made at an interest rate based upon the Treasury swap yield curve taking into consideration the actual duration of such liabilities or assets. Allocations of non-interest expense generated by corporate support services were made to each business segment based upon management's estimate of time and effort spent in the respective activity. As such, the resulting net income amounts represent estimates of the contribution of each business activity to the Company.

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

                                                                 Three months ended March 31,
                                       --------------------------------------------------------------------------------
                                                           1998                                   1997
                                       ---------------------------------------- ---------------------------------------
                                          Average                    Annualized    Average                   Annualized
                                          Balance      Interest      Yield/Rate    Balance       Interest    Yield/Rate
                                       ------------   -----------    ---------- ------------    ----------   ----------
AVERAGE ASSETS:                                                    (Dollars in thousands)
Federal funds sold and repurchase
  agreements......................      $   79,885     $   1,032        5.17%    $  132,337      $  1,658       5.01%
Securities available for trading..              --            --          --         13,179           248       7.53
Securities available for sale (2).         527,058         3,962        3.01        338,956         8,173       9.64
Loans available for sale (1)......         339,394         9,503       11.20        118,729         2,851       9.61
Investment securities and other...          34,855           485        5.57         23,032           681      11.83
Loan portfolio (1)................         281,215         6,262        8.91        423,135        10,692      10.11
Discount loan portfolio...........       1,379,110        36,797       10.67      1,118,233        30,224      10.81
                                        ----------     ---------                 ----------      --------
Total interest-earning assets,
  interest income ................       2,641,517        58,041        8.79      2,167,601        54,527      10.06
                                                       ---------                                 --------
Non-interest earning cash.........          38,524                                   11,350
Allowance for loan losses.........         (25,889)                                 (16,515)
Investments in low-income
  housing tax credit interests ...         131,699                                   90,398
Investment in joint ventures......           1,056                                   63,637
Real estate owned, net............         171,952                                  112,227
Other assets......................         147,630                                  179,156
                                        ----------                               ----------
   Total assets...................      $3,106,489                               $2,607,854
                                        ==========                               ==========

AVERAGE LIABILITIES AND
  STOCKHOLDERS' EQUITY:
Interest-bearing demand deposits..      $   32,907     $     356        4.33%    $   24,699      $    227       3.68%
Savings deposits..................           1,735            10        2.31          2,620            15       2.29
Certificates of deposit...........       1,790,973        27,479        6.14      1,964,020        29,652       6.04
                                        ----------     ---------                 ----------      --------
   Total interest-bearing deposits       1,825,615        27,845        6.10      1,991,339        29,894       6.00
Notes, debentures and other.......         230,453         6,752       11.72        225,573         6,715      11.91
Obligations outstanding under lines
   of credit......................         281,218         4,520        6.43             --            --         --
Securities sold under agreements
    to repurchase ................         114,633         1,639        5.72         20,934           272       5.20
Federal Home Loan Bank advances...           7,481           100        5.35         21,521           283       5.26
                                        ----------     ---------                 ----------      --------
   Total interest-bearing
     liabilities, interest expense       2,459,400        40,856        6.64      2,259,367        37,164       6.58
                                                       ---------                                 --------
Non-interest bearing deposits......         23,536                                   15,543
Escrow deposits....................        111,094                                   71,713
Other liabilities..................         81,778                                   48,525
                                        ----------                               ----------
   Total liabilities...............      2,675,808                                2,395,148
Stockholders' equity...............        430,681                                  212,706
                                        ----------                               ----------
   Total liabilities and
     stockholders' equity..........     $3,106,489                               $2,607,854
                                        ==========                               ==========
Net interest income before
  provision for loan losses .......                    $  17,185                               $ 17,363
                                                       =========                               ========
Net interest rate spread...........                                     2.15%                                  3.48%
                                                                     =======                                =======
Net interest margin................                                     2.60%                                  3.20%
                                                                     =======                                =======
Ratio of interest-earning assets to
  interest-bearing liabilities......           107%                                    96%
                                        ==========                             ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

(1) The average balances of loans available for sale and loan portfolio include non-performing loans, interest on which is recognized on a cash basis.

(2) Excludes effect of unrealized gains or losses on securities available for sale.

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

                                                                            1998 vs. 1997
For the quarter ended March 31,                                ------------------------------------------
(Dollars in thousands)                                                Increase (decrease) due to
-------------------------------------------------------------  ------------------------------------------
                                                                 Rate             Volume           Total
                                                               --------          --------        --------
Interest-Earning Assets:
   Federal funds sold and repurchase agreements ............   $     50          $   (676)       $   (626)
   Securities held for trading .............................         --              (248)           (248)
   Securities available for sale ...........................     (7,353)            3,142          (4,211)
   Loans available for sale ................................        546             6,106           6,652
   Loans ...................................................     (1,158)           (3,272)         (4,430)
   Discount loans ..........................................       (392)            6,965           6,573
   Investment securities and other .........................       (454)              258            (196)
                                                               --------          --------        --------
     Total interest-earning assets .........................     (8,761)           12,275           3,514
                                                               --------          --------        --------

Interest-Bearing Liabilities:
   Interest-bearing demand deposits ........................         45                84             129
   Savings deposits ........................................         --                (5)             (5)
   Certificate of deposit ..................................        475            (2,648)         (2,173)
                                                               --------          --------        --------
     Total interest-bearing deposits .......................        520            (2,569)         (2,049)
   Notes, debentures and other interest-bearing obligations        (107)              144              37
   Securities sold under agreements to repurchase ..........         32             1,335           1,367
   Obligations outstanding under lines of credit ...........         --             4,520           4,520
   Federal Home Loan Bank advances .........................          5              (188)           (183)
                                                               --------          --------        --------
   Total interest-bearing liabilities ......................        450             3,242           3,692
                                                               --------          --------        --------
Decrease in net interest income ............................   $ (9,211)         $  9,033        $   (178)
                                                               ========          ========        ========

         The Company's net interest income of $17.2 million decreased $178,000 or 1% during the three months ended March 31, 1998 as compared to the comparable period in the prior year. Interest income increased $3.5 million or 6% due to a $473.9 million or 22% increase in the Company's average interest-earning assets from period to period offset by an $8.5 million write down net of the reversal of $4.5 million of reserves taken against the securities available for sale portfolio during the first quarter of 1998, resulting in a 127 basis point decrease in the weighted average yield earned. Interest expense increased $3.7 million or 10% due to a $200.0 million or 9% increase in the Company's average interest-bearing liabilities. Of the $200.0 million net increase in the average balance of interest-bearing liabilities, $281.2 million and $93.7 million related to increases in borrowings under lines of credit and securities sold under agreements to repurchase, respectively, offset by a $173.0 million decline in certificates of deposit.

         INTEREST INCOME. Interest income on the discount loan portfolio increased by $6.6 million or 22% in the three months ended March 31, 1998 versus the three months ended March 31, 1997 primarily as a result of a $260.9 million or 23% increase in the average balance of the discount loan portfolio.

         Interest income on the loan portfolio decreased by $4.4 million or 41% in the first quarter of 1998 from the comparable period in 1997 primarily due to $141.9 million or 34% decrease in the average balance of the loan portfolio and a 120 basis point decline in the weighted average yield earned.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         Interest income on loans available for sale increased $6.7 million or 233% during the first quarter of 1998 as compared to the same period in 1997 primarily as a result of a $220.7 million increase in the average balance and a 159 basis point increase in the weighted average yield earned.

         Interest income on securities available for sale decreased by $4.2 million or 52% during the first quarter of 1998 as compared to the same period in 1997 primarily as a result of a $8.5 million write down net of the reversal of $4.5 million of reserves taken against the securities available for sale portfolio, offset by a $188.1 million or 55% increase in the average balance. The $8.5 million write down recorded by the Company against its interest-only securities portfolio resulted from increases in projected prepayment speeds during this period and a resulting shortening of the weighted average lives of certain individual securities in the portfolio. As a result, a determination was made to write down the recorded investment in those securities where the reduction in fair value was considered to be other than temporary. The Company believes that the current low levels of interest rates, and the inverted shape of the yield curve, are relatively short-term phenomena. To the extent that longer term interest rates increase or the relationship between short-term and long-term rates revert to their historical spreads, the value of the portfolio should recover. To the extent that the current environment persists, or that rates decrease further, additional impairment losses may be recognized.

         INTEREST EXPENSE. The $3.7 million increase in interest expense during the three months ended March 31, 1998 as compared to the same period in 1997 is primarily due to $4.5 million of interest expense incurred in connection with Company's use of lines of credit at OFS to fund its subprime single family residential lending growth. The average amount of the Company's borrowings under lines of credit increased from $0 during the three months ended March 31, 1997 to $281.2 million during the three months ended March 31, 1998. For additional information regarding lines of credit, see "Changes in Financial Condition - Obligations Outstanding Under Lines of Credit" and "Liquidity, Commitments and Off-Balance Sheet Risks."

         PROVISIONS FOR LOAN LOSSES. Provisions for losses on loans are charged to operations to maintain an allowance for losses on each of the loan portfolio and the discount loan portfolio at a level which management considers adequate based upon an evaluation of known and inherent risks in such loan portfolios. Management's periodic evaluation is based upon portfolio composition, asset classifications, historical loss experience, current economic conditions and other relevant factors.

         The following table sets forth the components of the Company's provision for loan losses for the periods indicated.

 For the three months ended March 31,                  1998              1997
-------------------------------------------------   ---------         ---------
                                                       (Dollars in Thousands)
 Discount loans................................     $   1,924         $   8,431
 Loan portfolio................................           330             1,311
                                                    ---------         ---------
   Total.......................................     $   2,254         $   9,742
                                                    =========         =========

         The decline in the loan loss provision for discount loans during the three months ended March 31, 1998 is related to several factors. First, the provision for the three months ended March 31, 1998 includes the recapture of previously established provisions in connection with the securitization of single family residential discount loans during the first quarter of 1998. Second, the loan loss provision fluctuates in direct relation to net acquisitions and resolutions of discount loans. In the first quarter of 1998, the balance of discount loans (before allowance for losses) decreased by $266.6 million, whereas in the first quarter of 1997, the balance of discount loans (before allowance for losses) increased by $225.3 million. Third, the provision for the first quarter of 1997 included $2.0 million of additional reserves provided in connection with the unsecuritized discount loans remaining from the first quarter securitization. No similar charges were taken in 1998. The decline in the loan loss provision for the loan portfolio is primarily due to a one-time charge of $1.1 million in the first quarter of 1997 to reserve for losses on a specific loan.

         Although management utilizes its best judgment in providing for possible loan losses, there can be no assurance that the Company will not change its provisions for possible loan losses in subsequent periods to a higher level from that recorded to date in 1998. Changing economic and business conditions, fluctuations in local markets for real estate, future changes in non-performing asset trends, large upward movements in market interest rates or other

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

reasons could affect the Company's future provisions for loan losses. For further discussion and analysis regarding the provisions for loan losses, see "Changes in Financial Condition Allowances for Losses."

         NON-INTEREST INCOME. The following table sets forth the principal components of the Company's non-interest income during the periods indicated.

For the three months ended March 31,                       1998              1997
-----------------------------------------------------   ----------        ----------
                                                           (Dollars in Thousands)
Servicing fees and other charges....................    $    9,772        $    5,236
Gains on sales of interest-earning assets, net......        28,737            16,778
Gain on real estate owned, net......................         1,026              (794)
Other income........................................         5,871               131
                                                        ----------        ----------
     Total..........................................    $   45,406        $   21,351
                                                        ==========        ==========

         The $4.5 million increase in servicing fees and other charges during the first quarter of 1998 was due to an increase in loan servicing and related fees as a result of the Company's increase in loans (primarily subprime and non-performing) serviced for others. The average unpaid principal balance of loans serviced for others amounted to $6.12 billion during the three months ended March 31, 1998, as compared to $2.04 billion during the three months ended March 31, 1997.

         The following table sets forth the Company's loans serviced for others at March 31, 1998.

                                Discount Loans           Subprime Loans              Other Loans                  Total
                           -----------------------   -----------------------   -----------------------   -----------------------
                                           No. of                   No. of                    No. of                    No. of
                             Amount        Loans       Amount       Loans        Amount       Loans        Amount       Loans
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Loans securitized ......   $  836,580       14,588   $  681,908        6,125   $       --           --   $1,518,488       20,713
Loans serviced for third
parties ................    1,715,748       24,631    3,068,791       33,166      269,269        1,167    5,053,808       58,964
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                           $2,552,328       39,219   $3,750,699       39,291   $  269,269        1,167   $6,572,296       79,677
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

         Net gains on sales of interest-earning assets in the first quarter of 1998 were primarily comprised of a $7.9 million gain recognized in connection with the securitization of 1,439 subprime single-family residential mortgage loans with an aggregate unpaid principal balance of $161.4 million, a $16.7 million gain recognized in connection with the securitization of 3,777 discount single family residential mortgage loans with an aggregate unpaid principal balance of $227.5 million, a $2.0 million gain recognized on the sale of $12.9 million in unpaid principal balance of small commercial discount loans, and a $2.3 million gain recognized on the sale of certain REMIC residual securities. The Company continues to service the securitized loans for a fee and has retained an interest in the related subordinate class securities with a combined book value of $25.8 million. See table below. Net gains on sales of interest-earning assets in the first quarter of 1997 were primarily comprised of $2.7 million of gains from sales of single family nonconforming loans, $3.5 million of gains from sales of certain large commercial loans in the Company's discount loan portfolio and a $9.5 million net gain in connection with the securitization completed in March 1997 of single family residential mortgage loans with an unpaid principal balance of $44.8 million acquired from HUD.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the Company's net gains recognized in connection with the securitization of loans during the periods indicated:


                           Loans Securitized                            Book Value
--------------------------------------------------------------------- of Securities
             Type of Loans                    Principal   No.of Loans   Retained    Net Gain
-------------------------------------------   ---------   ----------- ------------- --------
For the Three Months Ended March 31, 1998:
   Single family discount ...............     $ 227,549       3,777     $  15,917   $  16,698
   Single family subprime ...............       161,400       1,439         9,862       7,932
                                              ---------   ---------     ---------   ---------
                                              $ 388,949       5,216     $  25,779   $  24,630
                                              =========   =========     =========   =========

For the Three Months Ended March 31, 1997:
   Single family discount ...............     $  44,755         881     $   2,953   $   9,498
                                              =========   =========     =========   =========

         The following table sets forth the results of the Company's investment in real estate owned (which does not include investments in real estate), which were primarily related to the discount loan portfolio, during the periods indicated:

For the three months ended March 31,                     1998        1997
-------------------------------------------------    -----------  -----------
                                                      (Dollars in Thousands)
Gains on sales ..................................     $   8,763    $   3,898
Provision for loss in fair value ................        (4,234)      (2,337)
Rental income (carrying costs), net .............        (3,503)      (2,355)
                                                      ---------    ---------
  Gain (loss) on real estate owned, net .........     $   1,026    $    (794)
                                                      =========    =========

         For additional information relating to the Company's real estate owned, see "Changes in Financial Condition-Real Estate Owned."

         Included in other income for the three months ended March 31, 1998 was a $4.7 million gain recognized in connection with the sale of investments in two low-income housing tax credit projects. See "Changes in Financial Condition-Investments in Low-Income Housing Tax Credit Interests."

         NON-INTEREST EXPENSE. The following table sets forth the principal components of the Company's non-interest expense during the periods indicated.

For the three months ended March 31,                         1998        1997
-------------------------------------------------------  ----------- -----------
                                                          (Dollars in Thousands)
Compensation and employee benefits ....................   $  21,482   $  14,923
Occupancy and equipment ...............................       6,457       2,829
Net operating loss on investments in real estate
  and  certain low-income housing tax credit interests        1,246       1,093
Other operating expenses ..............................       4,868       3,852
                                                          ---------   ---------
   Total ..............................................   $  34,053   $  22,697
                                                          =========   =========

         The increase in compensation and employee benefits during the three months ended March 31, 1998 reflects an increase in the average number of employees from 629 during the three months ended March 31, 1997 to 1,147 during the three months ended March 31, 1998.

         The $3.6 million increase in occupancy and equipment expenses during the three months ended March 31, 1998, as compared to the same period in the prior year, was primarily due to a $1.1 million increase in data processing costs, a $1.3 million increase in general office and equipment expenses and a $1.3 million increase in occupancy related

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

expenses, all largely attributable to the increase in leased corporate and loan production office space and the increase in employees discussed above.


         The $1.0 million increase in other operating expenses during the first quarter of 1998 as compared to the first quarter of 1997, is due primarily to a $1.1 million increase in loan expenses, an $800,000 increase in professional fees, $400,000 amortization of excess of purchase price over net assets acquired and a $400,000 increase in regulatory and insurance expenses, offset in part by a $1.7 million decline in miscellaneous expenses primarily as a result of management's decision to reverse general reserves no longer deemed necessary.

         DISTRIBUTIONS ON COMPANY-OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY. In August 1997, Ocwen Capital Trust I issued $125.0 million of 10 7/8% Capital Securities. Cash distributions on the Capital Securities are payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10 7/8% of the liquidation amount of $1,000 per Capital Security. For the three months ended March 31, 1998, the Company has recorded $3.4 million of distributions to holders of the Capital Securities.

         EQUITY IN EARNINGS OF INVESTMENT IN JOINT VENTURES. On December 12, 1997, the LLC distributed all of its remaining assets to its partners. As a result, no equity in earnings of investment in joint venture was recorded during the first quarter of 1998. During the first quarter of 1997, the Company recorded $14.4 million of income related to its investment in joint venture. The Company's pro rata share of the income from the joint venture in the first quarter of 1997 consisted primarily of $1.7 million of net interest income, a $9.2 million net gain related to the securitization of single family residential loans and the recapture of $2.5 million of valuation allowances established in 1996 by the Company on its equity investment in the LLC as a result of the resolution and securitization of loans.

         INCOME TAX EXPENSE. Income tax expense amounted to $573,000 and $3.6 million during the three months ended March 31, 1998 and 1997, respectively. The Company's income tax expense is reported net of tax credits of $4.7 million and $3.6 million during the first quarter of 1998 and 1997, respectively, resulting from the Company's investment in certain low-income housing tax credit interests. Exclusive of such amounts, the Company's effective tax rate amounted to 23.0% and 34.7% during the three months ended March 31, 1998 and 1997, respectively. The decline in the effective tax rate is primarily the result of the utilization of $8.6 million of net operating loss carry forwards by IMI. IMI had at March 31, 1998 net operating loss carryforwards of $1.1 million which can only be used to offset future taxable income of IMI. See "Changes in Financial Condition-Investments in Low Income Housing Tax Credit Interests".

         MINORITY INTEREST. Minority interest in net loss of consolidated subsidiary represents the loss attributable to the 2.2% interest in OFS owned by Admiral. See Note 1 to the Interim Consolidated Financial Statements included in
Item 1 hereof.

CHANGES IN FINANCIAL CONDITION

         GENERAL. From December 31, 1997 to March 31, 1998 total assets increased by $352.0 million or 11%. This increase was primarily due to a $316.1 million increase in the loans available for sale, a $173.4 million increase in securities available for sale, a $48.0 million increase in investment securities and a $33.7 million increase in other assets, offset in part by a $262.6 million decrease in discount loans. Total liabilities increased by $324.0 million from December 31, 1997 to March 31, 1998 primarily due to a $323.4 million increase in obligations outstanding under lines of credit and a $60.2 million increase in securities sold under agreements to repurchase, offset by a $49.2 million decrease in deposits.

         SECURITIES AVAILABLE FOR SALE. At March 31, 1998, securities available for sale amounted to $650.2 million or 19% of the Company's total assets. Securities available for sale are carried at market value with unrealized gains or losses reported as a separate component of stockholders' equity net of deferred taxes. Unrealized losses on securities that reflect a decline in value which is other than temporary are charged to earnings. Securities available for sale at March 31, 1998 included an aggregate of $8.5 million of unrealized losses ($145,000 unrealized gain net of deferred taxes) as compared to $11.7 million of unrealized losses ($5.0 million unrealized loss net of deferred taxes) at December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the carrying value (which represents market value) of the Company's securities available for sale at the dates indicated.

                                              March 31,     December 31,
                                                1998           1997
                                            -------------  -------------
                                               (Dollars in Thousands)
Mortgage-related securities:
  Single family residential:
    CMOs (AAA-rated) .....................   $   310,705    $  160,451
    Interest-only:
      FHLMC ..............................        60,276        64,745
      FNMA ...............................        53,977        59,715
      GNMA ...............................        25,190        29,766
      AAA-rated ..........................        15,199        13,863
    Subordinates .........................       114,579        67,830
    REMIC residuals ......................        14,644        15,693
    Swap contracts .......................          (843)          (94)
                                             -----------    ----------
                                                 593,727       411,969
                                             -----------    ----------
  Multi-family residential and commercial:
    Interest-only:
      AAA-rated ..........................         3,896         1,030
      Non-investment grade ...............            --         3,477
    Subordinates .........................        14,381        14,048
                                             -----------    ----------
                                                  18,277        18,555
                                             -----------    ----------
Marketable equity securities:
    Common stocks ........................        38,196        46,272
                                             -----------    ----------
      Total ..............................   $   650,200    $  476,796
                                             ===========    ==========

         The Company's securities available for sale of $650.2 million at March 31, 1998 increased by $173.4 million or 36% from December 31, 1997 due primarily to $242.6 million of purchases, offset by $3.7 million of sales, $31.7 million of maturities and principal repayments and $38.9 million of net premium amortization.

         At March 31, 1998, the carrying value of the Company's investment in interest-only and inverse interest-only securities (together "IOs") amounted to $158.5 million or 24% of total securities available for sale. IOs exhibit considerably more price volatility than mortgages or ordinary mortgage pass-through securities, due in part to the uncertain cash flows that result from changes in the prepayment rates of the underlying mortgage collateral. Increased prepayments of the underlying mortgage collateral resulting from a decrease in market interest rates or other factors can result in a loss of all or part of the purchase price of such security. At March 31, 1998, all of the Company's IO securities were either issued by FHLMC, GNMA, or FNMA or were rated AAA by national rating agencies. At March 31, 1998, unrealized losses on the Company's portfolio of IO securities amounted to $30.0 million, excluding deferred taxes.

         At March 31, 1998 the carrying value of the Company's investment in subordinate interests amounted to $129.0 million or 20% of total securities available for sale and supported senior classes of securities having an outstanding principal balance of $2.38 billion. Because of their subordinate position, subordinate classes of mortgage-related securities involve more risk than the other classes. The Company does not intend to purchase subordinate classes of mortgage-related securities created by unaffiliated parties. The Company may however retain subordinate classes resulting from the securitization of assets held by it directly, although it is intended that any such securities held by the Bank will be distributed to the Company as a dividend, subject to the Bank's ability to declare such dividends under applicable limitations. Five such securities with an aggregate book value of $40.6 million were distributed to the Company from the Bank in the form of a dividend during January 1998. At March 31, 1998, the Bank held one subordinate security with a carrying value and book value of $19.2 million and $15.9 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         LOANS AVAILABLE FOR SALE. The Company's loans available for sale at March 31, 1998, which are carried at the lower of cost or fair value, increased by $316.1 million or 179% from December 31, 1997 and consist primarily of single family residential loans to subprime borrowers. The Company generally intends to sell or securitize its single family residential loans to subprime borrowers and, as a result, all of such loans were classified as available for sale at March 31, 1998 and December 31, 1997. The Company's single family residential lending activities to subprime borrowers is conducted by OFS.

         The following table sets forth the composition of the Company's loans available for sale by type of loan at the dates indicated.

                                                       March 31,    December 31,
                                                         1998           1997
                                                      ----------    -----------
                                                        (Dollars in thousands)
Single family residential loans ..................    $  492,667     $  176,554
Consumer loans ...................................           439            487
                                                      ----------     ----------
                                                      $  493,106     $  177,041
                                                      ==========     ==========

         The following table sets forth the activity in the Company's net loans available for sale during the periods indicated.

For the three months ended March 31,                        1998         1997
------------------------------------------------------  ----------   -----------
                                                         (Dollars in Thousands)
Balance at beginning of period .......................   $ 177,041    $ 126,366
Purchases:
   Single family residential .........................     321,720       37,667
Originations:
   Single family residential .........................     182,522       28,164
Sales ................................................    (166,159)     (85,486)
Increase (decrease) in lower of cost or market
   reserve ...........................................        (327)         158
Loans transferred to loan portfolio ..................          --      (13,694)
Principal repayments, net of capitalized interest ....     (21,003)      (2,959)
Transfer to real estate owned ........................        (688)      (1,705)
                                                         ---------    ---------
   Net increase (decrease) in loans ..................     316,065      (37,855)
                                                         ---------    ---------
Balance at end of period .............................   $ 493,106    $  88,511
                                                         =========    =========

         During the three months ended March 31, 1998 and 1997 the Company purchased and originated $479.8 million and $64.5 million, respectively, of single family residential loans to subprime borrowers. Purchases of single family residential loans during the three months ended March 31, 1998 include $292.8 million purchased from the U.S. operations of Cityscape Financial Corp. The Company also securitized $161.4 million of subprime loans during the three months ended March 31, 1998 for a gain of $7.9 million.

         The following table presents a summary of the Company's non-performing loans (loans which were past due 90 days or more) in the loans available for sale portfolio at the dates indicated:

                                            March 31,  December 31,
                                              1998         1997
                                          ------------ ------------
                                            (Dollars in thousands)
Non-performing loans:
  Single
  family ...............................   $    8,006   $   13,509
                                                   35           25
  Consumer .............................   ----------   ----------
                                           $    8,041   $   13,534
                                           ==========   ==========

Non-performing loans as a percentage of:
  Total loans available for sale .......         1.63%        7.64%
  Total assets .........................         0.23%        0.44%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         Non-performing loans available for sale consist primarily of subprime single family residential loans, reflecting the higher risks of default associated with such loans. Although subprime loans generally have higher levels of default than prime loans, the Company believes that the borrower's equity in the security property and the Company's expertise in the area of resolution of nonperforming loans will make its subprime borrower loan program successful.

         INVESTMENT SECURITIES. Investment securities increased by $48.0 million from December 31, 1997 to March 31, 1998 as a result of the Company's $45.4 million investment in 35% of the outstanding common stock of Kensington Mortgage Company, a leading originator of nonconforming residential mortgages in the U.K., and a $2.6 million additional investment in OPLP in exchange for an additional 175,000 limited partnership units. The additional investment in OPLP increases the Company's ownership to 335,000 units or 1.74%. See Note 1 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         DISCOUNT LOAN PORTFOLIO. At March 31, 1998, the Company's net discount loan portfolio amounted to $1.17 billion or 34% of the Company's total assets. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated.

                                                March 31,       December 31,
                                                  1998              1997
                                             --------------    --------------
                                                   (Dollars in thousands)
Single family residential loans..........     $    630,776      $    900,817
Multi-family residential loans...........          165,366           191,302
Commercial real estate loans (1).........          701,858           701,035
Other loans..............................            6,878             1,865
                                              ------------      ------------
   Total discount loans..................        1,504,878         1,795,019
Unaccreted discount (2)..................         (313,765)         (337,350)
Allowance for loan losses................          (19,490)          (23,493)
                                              ------------      ------------
   Discount loans, net...................     $  1,171,623      $  1,434,176
                                              ============      ============

(1) The balance at March 31, 1998 consisted of $377.5 million of loans secured by office buildings, $107.1 million of loans secured by hotels, $106.0 million of loans secured by retail properties or shopping centers and $111.3 million of loans secured by other properties. The balance at December 31, 1997 consisted of $363.7 million of loans secured by office buildings, $98.9 million of loans secured by hotels, $106.8 million of loans secured by retail properties or shopping centers and $131.6 million of loans secured by other properties.

(2) The balance at March 31, 1998 consisted of $150.5 million on single family residential loans, $38.8 million on multi-family residential loans, $122.0 million on commercial real estate loans and $2.5 million on other loans. The balance at December 31, 1997 consisted of $170.7 million on single family residential loans, $46.0 million on multi-family residential loans, $120.5 million on commercial real estate loans and $0.2 million on other loans.

         The following tables set forth the activity in the Company's gross discount loan portfolio during the periods indicated.

                                                       Three months ended March 31
                                             ------------------------------------------------
                                                       1998                    1997
                                             ------------------------ -----------------------
                                                            No. of                   No. of
                                               Balance       Loans      Balance       Loans
                                             ------------ ----------- ------------ ----------

                                                          (Dollars in thousands)

Balance at beginning of period  ...........   $1,795,019      12,980   $1,314,399      5,460

Acquisitions(1) ...........................       90,550         572      442,878      8,211
Resolutions and repayments (2)  ...........      (75,526)       (497)     (63,553)      (194)
Loans transferred to real estate owned ....      (64,802)       (687)     (51,586)      (392)
Sales(3) ..................................     (240,363)     (3,797)     (79,753)      (883)
                                              ----------   ---------   ----------   --------
Balance at end of  period .................   $1,504,878       8,571   $1,562,385     12,202
                                              ==========   =========   ==========   ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

(1) During the three months ended March 31, 1998, acquisitions consisted primarily of $41.4 million of single family residential loans, $3.0 million of multi-family residential loans and $41.2 million of commercial real estate and $5.0 million of other loans. Included in acquisitions for the three months ended March 31, 1997 are the Company's approximate one-half allocated share of 13,781 single family residential loans with an aggregate unpaid principal balance of $855.7 million, acquired by the Company and its co-investor at an auction by HUD for a purchase price of $757.4 million.

(2) Resolutions and repayments consists of loans which were resolved in a manner which resulted in partial or full repayment of the loan to the Company, as well as principal payments on loans which have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans which have not been resolved.

(3) Included in sales for the three months ended March 31, 1998 is the securitization of 3,777 discount single family residential mortgage loans with an aggregate unpaid principal balance of $227.5 million.

         The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated.

                                                   March 31, 1998       December 31, 1997
                                               ---------------------- ---------------------
                                                 Principal    % of      Principal    % of
                                                   Amount     Loans      Amount      Loans
                                               ------------ --------- ------------ --------
Loans without Forbearance Agreements:
   Current ..................................   $  630,045    41.87%   $  670,115    37.33%
   Past due 31 to 89 days ...................       64,712     4.30        21,098     1.18
   Past due 90 days or more .................      551,592    36.65       638,319    35.56
   Acquired and servicing not yet transferred       31,394     2.09        28,053     1.56
                                                ----------   ------    ----------   ------
     Subtotal ...............................    1,277,743    84.91     1,357,585    75.63
                                                ----------   ------    ----------   ------

Loans with Forbearance Agreements:
   Current ..................................        1,134     0.08         3,140     0.18
   Past due 31 to 89 days ...................        5,138     0.34         1,688     0.09
   Past due 90 days or more (1) .............      220,863    14.67       432,606    24.10
                                                ----------   ------    ----------   ------
     Subtotal ...............................      227,135    15.09       437,434    24.37
                                                ----------   ------    ----------   ------

Total .......................................   $1,504,878   100.00%   $1,795,019   100.00%
                                                ==========   ======    ==========   ======


(1) Includes $213.4 million of loans which were less than 90 days past due under the terms of the forbearance agreements at March 31, 1998, of which $114.1 million were current and $99.3 million were past due 31 to 89 days.

         For discussion and analysis regarding the allowance for loan losses on discount loans, see "Changes in Financial Condition - Allowance for Losses" below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         LOAN PORTFOLIO. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                    March 31,       December 31,
                                                      1998             1997
                                                  ------------     ------------
                                                      (Dollars in thousands)
Single family residential loans ..................  $  41,326        $  46,226
Multi-family residential loans ...................     66,038           71,382
Commercial real estate and land loans:
   Hotel .........................................     90,274           89,362
   Office buildings ..............................     90,967           68,759
   Land ..........................................      2,541            2,858
   Other .........................................     13,701           16,094
                                                    ---------        ---------
     Total .......................................    197,483          177,073
Consumer .........................................        225              244
                                                    ---------        ---------
     Total loans .................................    305,072          294,925
Undisbursed loan funds ...........................    (18,077)         (22,210)
Unaccreted discount ..............................     (2,451)          (2,721)
Allowance for loan losses ........................     (4,026)          (3,695)
                                                    ---------        ---------
     Loans, net ..................................  $ 280,518        $ 266,299
                                                    =========        =========

         The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated.

For the three months ended March 31,                   1998        1997
-------------------------------------------------  -----------  -----------
                                                    (Dollars in Thousands)
Balance at beginning of period ..................   $ 294,925    $ 501,114
Originations:
   Single family residential loans ..............          --        1,769
   Multi-family residential loans ...............      13,771       12,680
   Commercial real estate loans and land loans ..      18,985           --
   Commercial non-mortgage and consumer loans ...          --        1,134
                                                    ---------    ---------
     Total loans originated .....................      32,756       15,583
                                                    ---------    ---------
Loans transferred from available for sale .......          --       13,802
Principal repayments, net of capitalized interest     (22,609)     (17,652)
Transfer to real estate owned ...................          --         (353)
                                                    ---------    ---------
     Net increase in loans ......................      10,147       11,380
                                                    ---------    ---------
Balance at end of period(1) .....................   $ 305,072    $ 512,494
                                                    =========    =========

(1) The decline in the balance of the gross loan portfolio at March 31, 1998 as compared to March 31, 1997, is primarily due to significant payoffs of commercial real estate loans secured by hotel and office buildings during the latter part of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table presents a summary of the Company's non-performing loans (loans which are past due 90 days or more) in the loan portfolio and significant ratios at the dates indicated:
                                                        March 31,   December 31,
                                                           1998         1997
                                                       -----------  ------------
Nonperforming loans (1) ............................     (Dollars in Thousands)
   Single family residential loans .................    $   1,307     $   1,575
   Multi-family residential loans ..................       12,200         7,583
                                                        ---------     ---------
                                                        $  13,507     $   9,158
                                                        =========     =========
Nonperforming loans as a percentage of:
   Total loans (2) .................................         4.71%         3.36%
   Total assets ....................................         0.39%         0.30%

Allowance for loan losses as a percentage of:
   Total loans (2) .................................         1.41%         1.37%
   Nonperforming loans .............................        29.81%        40.35%

(1) The Company did not have any loans which were accruing interest but past due 90 days or more at the dates indicated.

(2)      Total loans is net of undisbursed loan proceeds.

         ALLOWANCES FOR LOSSES. The Company uses an internal asset review system to identify problem assets. The Company's asset classification process, in accordance with applicable regulations, provides for the classification of assets into the categories of satisfactory, special mention, substandard, doubtful or loss. The Company's determination of the level and the allocation of the allowance for loan losses and, correspondingly, the provisions for such losses, is based on various judgments, assumptions and projections regarding a number of factors, including, but not limited to, asset classifications, current and forecasted economic and market conditions, loan portfolio composition, historical loan loss experience and industry experience. The allowance for loan losses is adjusted monthly to reflect management's current assessment of the effect of these factors on estimated inherent loan losses. While management uses all information available to it to estimate losses on loans, future changes to the allowance may become necessary based on changes in economic and market conditions. The OTS, as part of its examination process, periodically reviews the adequacy of the Company's allowance for loan losses. Such agency may require the company to recognize changes to the allowance based on its judgment about information available to it at the time of examination.

         The following table sets forth the allocation of the Company's allowance for loan losses at the dates indicated by loan category and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                     March 31, 1998                 December 31, 1997
                           -------------------------------- ---------------------------------
                                          Gross                            Gross
                                          Loan                             Loan
                            Allowance    Balance    Percent  Allowance    Balance     Percent
                           ---------- ------------  ------- ----------- ------------  -------
Loan portfolio:
   Single family ........   $    375   $   41,326     13.5%   $    512   $   46,226     15.7%
   Multi-family .........      2,164       66,038     21.7%      2,163       71,382     24.2%
   Commercial real estate      1,477      197,483     64.7%      1,009      177,073     60.0%
   Consumer .............         10          225      0.1%         11          244      0.1%
                            --------   ----------    -----    --------   ----------    -----
                            $  4,026   $  305,072    100.0%   $  3,695   $  294,925    100.0%
                            ========   ==========    =====    ========   ==========    =====
Discount loan portfolio:
   Single family ........   $  8,144   $  630,776     41.9%   $ 15,017   $  900,817     50.2%
   Multi-family .........      2,673      165,366     11.0%      2,616      191,302     10.7%
   Commercial real estate      8,673      701,858     46.6%      5,860      701,035     39.0%
   Other ................         --        6,878      0.5%         --        1,865      0.1%
                            --------   ----------    -----    --------   ----------    -----
                            $ 19,490   $1,504,878    100.0%   $ 23,493   $1,795,019    100.0%
                            ========   ==========    =====    ========   ==========    =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

         The following table summarizes activity in the allowance for loan losses related to the Company's loan portfolio and discount loan portfolio during the three months ended March 31, 1998.


                             Balance                                          Balance
                           December 31,                                      March 31,
                               1997     Additions   Charge-offs  Recoveries    1998
                           ----------- -----------  -----------  ---------- -----------

Loan portfolio:
   Single family ........   $     512   $    (137)   $      --    $     --   $     375
   Multi-family .........       2,163           1           --          --       2,164
   Commercial real estate       1,009         467           --          --       1,476
   Consumer .............          11          (1)          --          --          10
                            ---------   ---------    ---------    --------   ---------
                            $   3,695   $     330    $      --    $     --   $   4,025
                            =========   =========    =========    ========   =========
Discount loans:
   Single family ........   $  15,017   $  (2,214)   $  (4,717)   $     58   $   8,144
   Multi-family .........       2,616         428         (371)         --       2,673
   Commercial ...........       5,860       3,710         (897)         --       8,673
                            ---------   ---------    ---------    --------   ---------
                            $  23,493   $   1,924    $  (5,985)   $     58   $  19,490
                            =========   =========    =========    ========   =========

         INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS. In 1993, the Company commenced a program to invest in multi-family residential projects which have been allocated low income housing tax credits under Section 42 of the Internal Revenue Code by a state tax credit allocating agency. At March 31, 1998 the Company had $119.0 million of investments in low-income housing tax credit interests as compared to $128.6 million at December 31, 1997. On March 31, 1998, the Company completed the sale of its investment in two low-income housing tax credit projects which had a carrying value of $17.2 million for a gain of $4.7 million.

         Investments by the Company in low-income housing tax credit interests made on or after May 18, 1995 in which the Company invests solely as a limited partner, which amounted to $32.6 million at March 31, 1998, are accounted for using the equity method in accordance with the consensus of the Emerging Issues Task Force through Issue Number 94-1. Limited partnership investments made prior to May 18, 1995, which amounted to $30.6 million at March 31, 1998, are accounted for under the effective yield method as a reduction of income tax expense. Low-income housing tax credit partnerships in which the Company invests as both a limited and, through a subsidiary, general partner amounted to $55.8 million at March 31, 1998 and are presented on a consolidated basis.

         INVESTMENT IN JOINT VENTURES. From time to time the Company and a co-investor acquire discount loans by means of a co-owned joint venture. At March 31, 1998 and December 31, 1997, the Company's $1.1 million investment in joint venture, net consisted of a 10% interest in BCFL, a limited liability Company which was formed by the Bank and BlackRock in January 1997 to acquire discount multi-family residential loans from HUD. In December 1997, the LLC distributed its assets to the Company and its other 50% investor, BlackRock. Simultaneous with the distribution, the Company acquired BlackRock's portion of the distributed assets.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth certain information relating to the Company's real estate owned at the dates indicated:

                                            March 31,  December 31,
                                               1998        1997
                                           ----------- -----------
                                            (Dollars in thousands)
Discount loan portfolio:
   Single family residential ............   $  82,867   $  76,409
   Multi-family residential .............      14,798      16,741
    Commercial real estate ..............      72,152      71,339
                                            ---------   ---------
     Total ..............................     169,817     164,489
Loan portfolio ..........................         312         357
Loans available for sale portfolio.......       2,564       2,419
                                            ---------   ---------
                                            $ 172,693   $ 167,265
                                            =========   =========

         The following table sets forth the activity in the valuation allowance on real estate owned for the periods indicated.

For the three months ended March 31,             1998          1997
-----------------------------------------    ------------  ------------
                                               (Dollars in Thousands)
Balance at beginning of period...........     $   12,346    $   11,493
Provision for loss in fair value.........          4,234         2,337
Charge-offs and sales....................         (3,338)       (6,239)
                                              ----------    ----------
Balance at end of period.................     $   13,242    $    7,591
                                              ==========    ==========

         The following table sets forth the activity in real estate owned during the periods indicated.

                                                  Three months ended March 31,
                                        --------------------------------------------------
                                                  1998                     1997
                                        ------------------------  ------------------------
                                                       No. of                    No. of
                                           Amount    Properties      Amount    Properties
                                        -----------  -----------  -----------  -----------
                                                      (Dollars in thousands)
Balance at beginning of period .......   $ 167,265        1,505    $ 103,704          825
  Properties acquired through
   foreclosure or deed-in-lieu thereof      43,703          694       37,653          407
  Acquired in connection with
    acquisitions of discount loans ...       2,915           53           70            3
Sales ................................     (40,294)        (610)     (46,863)        (533)
Change in allowance ..................        (896)          --        3,902           --
                                         ---------    ---------    ---------    ---------
Balance at end of period(1) ..........   $ 172,693        1,642    $  98,466          702
                                         =========    =========    =========    =========

(1) The increase in the balance of real estate owned at March 31, 1998 as compared to March 31, 1997 is primarily the result of single family and multi-family properties acquired through foreclosures on discount loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated.

                                                  March 31,       December 31,
                                                    1998              1997
                                                ------------     -------------
                                                    (Dollars in thousands)
One to two months ......................         $   43,231       $   83,144
Three to four months ...................             22,648           28,912
Five to six months .....................             34,065           20,929
Seven to twelve months .................             56,213           23,621
Over twelve months .....................             16,536           10,659
                                                 ----------       ----------
                                                 $  172,693       $  167,265
                                                 ==========       ==========

         INVESTMENT IN REAL ESTATE. The Company's investments in real estate amounted to $60.9 million at March 31, 1998 as compared to $66.0 million at December 31, 1997, a decrease of $5.1 million.

         In conjunction with its multi-family and commercial real estate lending business activities, the Company has made certain acquisition, development and construction loans in which the Company participates in the expected residual profits of the underlying real estate and the borrower has not made an equity contribution substantial to the overall project. As such, the Company accounts for these loans under the equity method of accounting as though it has made an investment in a real estate limited partnership. The Company's investment in such loans decreased to $53.0 million at March 31, 1998, as compared to $62.0 million at December 31, 1997, primarily as a result of principal repayments.

         DEFERRED TAX ASSET. At March 31, 1998 the deferred tax asset, net of deferred tax liabilities, amounted to $48.3 million, an increase of $3.1 million from the $45.1 million deferred tax asset at December 31, 1997. At March 31, 1998, the gross deferred tax asset amounted to $53.1 million and consisted primarily of $2.9 million of mark-to-market adjustments and reserves on real estate owned, $7.7 million of deferred interest expense on the discount loan portfolio, $11.3 million of loan loss reserves, $3.2 million of profit sharing expense, $5.1 million related to tax residuals, $5.6 million of gains on loan foreclosures, $9.3 million of reserves on securities available for sale, $1.2 million mark-to-market on securities available for sale and $900,000 of contingency reserves. The gross deferred tax liability amounted to $4.8 million and consisted primarily of $2.3 million of deferred interest income on the discount loan portfolio. At December 31, 1997, the gross deferred tax asset amounted to $49.5 million and consisted primarily of $3.5 million related to tax residuals, $5.6 million of gains on loan foreclosures, $3.2 million of mark-to-market adjustments and reserves on real estate owned, $9.8 million of loan loss reserves, $4.0 million of reserves on securities available for sale, $2.0 million of contingency reserves, $3.2 million of accrued profit sharing expense, $7.7 million of deferred interest expense on the discount loan portfolio and $6.7 million mark-to-market on securities available for sale. The gross deferred tax liability amounted to $4.4 million and consisted primarily of $2.3 million of deferred interest income on the discount loan portfolio.

         As a result of the Company's earnings history, current tax position and taxable income projections, management believes that the Company will generate sufficient taxable income in future years to realize the deferred tax asset which existed at March 31, 1998. In evaluating the expectation of sufficient future taxable income, management considered future reversals of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was not required at March 31, 1998 because it was management's assessment that, based on available information, it is more likely than not that all of the deferred tax asset will be realized. A valuation allowance will be established in the future to the extent of a change in management's assessment of the amount of the net deferred tax asset that is expected to be realized.

         EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED. During 1997, the Company consolidated its subprime single family lending operations within OFS in connection with its acquisition of substantially all of the assets of Admiral in May 1997. The excess of purchase price over net assets acquired related to this transaction amounted to $10.6 million at March 31, 1998 and is being amortized on a straight-line basis over a period of 15 years.

         As part of its strategic focus to market its advanced loan resolution technology to third parties in the mortgage industry through software licenses, the Company recently acquired two software technology companies. On November 6, 1997, the Company acquired AMOS, Inc., a Connecticut based company engaged primarily in the development of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

mortgage loan servicing software for an aggregate purchase price of $9.7 million, including $4.9 million which is contingent on AMOS, Inc. meeting certain software development performance criteria. Subsequently, on January 20, 1998, the Company acquired DTS Communications, Inc. ("DTS"), a real estate technology company located in San Diego, California, for a purchase price of $13.0 million in cash, common stock of the Company and repayment of certain indebtedness. DTS has developed technology tools to automate real estate transactions over the Internet and has been recognized by Microsoft Corporation for the Microsoft (R) component-based architecture to facilitate electronic data interchange. The common stock of the Company issued in the acquisition was acquired from affiliates of the Company at the same price per share as was used to calculate the number of shares issued in the acquisition. The aggregate excess of purchase price over net assets acquired related to these transactions amounted to $12.8 million, net of accumulated amortization at March 31, 1998 and is being amortized on a straight-line basis over a period of 15 years.

         DEPOSITS. Deposits decreased $49.2 million or 2% from December 31, 1997 to March 31, 1998. The decrease in deposits during the first quarter of 1998 was primarily the result of a $55.7 million decrease in brokered deposits obtained through national investment banking firms which solicit deposits from their customers, a $4.9 million decrease in deposits obtained through direct solicitation and marketing efforts to regional and local investment banking firms, institutional investors and high net worth individuals and a $22.4 million decrease in checking and money funds, offset by a $33.7 million increase in escrow deposits. Brokered deposits obtained through national investment banking firms amounted to $1.29 billion at March 31, 1998, as compared to $1.34 billion at December 31,1997. Deposits obtained through direct solicitation and marketing amounted to $424.9 million at March 31, 1998, as compared to $429.8 million at December 31, 1997. At March 31, 1998 the Company had $184.0 million of certificates of deposit in amounts of $100,000 or more, including $93.3 million of deposits of states and political subdivisions in the U.S. which are secured or collateralized as required under state law. See "- Liquidity, Commitments and Off-Balance Sheet Risks" below.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase increased $60.2 million to $168.4 million from December 31, 1997 to March 31, 1998. From time to time, the Company utilizes such collateralized borrowings as additional sources of liquidity.

         NOTES, DEBENTURES AND OTHER INTEREST-BEARING OBLIGATIONS. Notes, debentures and other interest-bearing obligations of $226.8 million at March 31, 1998 decreased $163,000 during the three months ended March 31, 1998 primarily as a result of repayments of short-term notes payable. Notes, debentures and other interest-bearing obligations consist of $100.0 million of 12% debentures issued by the Bank in June 1995 and due June 2005, $125.0 million of 11.875%. Notes issued by the Company in September 1996 and due September 2003 and $1.8 million of short-term notes payable.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit increased by $323.4 million to $441.7 million from December 31, 1997 to March 31, 1998 primarily as a result of new borrowings to fund the acquisition and origination of subprime single family loans at OFS. Borrowings under lines of credit have a one-year term and interest rates which float in accordance with a designated prime rate. For additional information regarding lines of credit, see "Liquidity, Commitments and Off-Balance Sheet Risks."

         COMPANY-OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY. In August 1997, Ocwen Capital Trust I issued $125.0 million of 10 7/8% Capital Securities. Proceeds from issuance of the Capital Securities were invested in 10 7/8% Junior Subordinated Debentures issued by the Company. The Junior Subordinated Debentures, which represent the sole assets of the Trust, will mature on August 1, 2027. Intercompany transactions between Ocwen Capital Trust I and the Company, including the Junior Subordinated Debentures, are eliminated in the consolidated financial statements of the Company.

         Through March 31, 1998, the Company had recorded $3.4 million of distributions to holders of the Capital Securities. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         STOCKHOLDERS' EQUITY. Stockholders' equity increased $27.6 million or 7% during the three months ended March 31, 1998. The increase in stockholders' equity during this period was primarily attributable to net income of $22.3 million and an increase of $5.2 million in the unrealized gain on securities available for sale. See the Consolidated Statements of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements included in Item 1 hereof.

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

         The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. These techniques include interest rate exchange agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate exchange agreements are utilized by the Company to protect against the decrease in value of a fixed-rate asset or the increase in borrowing cost from a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. At March 31, 1998, the Company had entered into interest rate exchange agreements with an aggregate notional amount of $36.9 million. Interest rate exchange agreements had the effect of decreasing the Company's net interest income by $38,000 and $74,000 during the three months ended March 31, 1998 and 1997, respectively.

         On February 25, 1998, the Company entered into a foreign currency swap with a AAA-rated counterparty to hedge certain cash flows in connection with its investment in 35% of the outstanding common stock of Kensington Mortgage Company, a leading originator of nonconforming residential mortgages in the U.K. Under the terms of the agreement, the Company will swap (pound)27,500 for $43,546 in five years based on the exchange rate on the date the contract became effective.

         The Company also enters into interest rate futures contracts, which are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Eurodollar futures contracts have been sold by the Company to hedge the repricing or maturity risk of certain short duration mortgage-related securities, and U.S. Treasury futures contracts have been sold by the Company to offset declines in the market value of its fixed-rate loans and certain fixed-rate mortgage-backed and related securities available for sale in the event of an increasing interest rate environment. At March 31, 1998, the Company had entered into U.S. Treasury futures (short) contracts with an aggregate notional amount of $326.0 million. The Company had no outstanding Eurodollar futures contracts at March 31, 1998. Futures contracts had the effect of decreasing the Company's net interest income by $49,000 and 904,000 during the three months ended March 31, 1998 and 1997, respectively. See Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at March 31, 1998. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, performing discount loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments, (v) NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies of each such category of deposit by the Company, and (vi) escrow deposits and other non-interest bearing checking accounts, which amounted to $148.5 million at March 31, 1998, are excluded. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                                    March 31, 1998
                                                       ------------------------------------------------------------------------
                                                                                     More than 1
                                                          Within        4 to 12        Year to        3 Years
                                                         3 Months       Months         3 Years        and Over         Total
                                                       ------------   ------------   ------------   ------------   ------------
Rate-Sensitive Assets:
   Interest-earning cash, federal funds sold and
     repurchase agreements ..........................   $  135,269     $       --     $       --     $       --     $  135,269
   Securities available for sale ....................      104,800        219,792        158,441        167,167        650,200
   Loans available for sale (1) .....................       92,683        273,871         61,738         64,814        493,106
   Investment securities, net .......................           --             --             --         61,314         61,314
   Loan portfolio, net (1) ..........................      100,074         55,882         93,399         31,163        280,518
   Discount loan portfolio, net .....................      116,187        351,183        286,810        417,443      1,171,623
                                                        ----------     ----------     ----------     ----------     ----------
     Total rate-sensitive assets ....................      549,013        900,728        600,388        741,901      2,792,030
                                                        ----------     ----------     ----------     ----------     ----------
Rate-Sensitive Liabilities:
   NOW and money market checking deposits ...........        7,205          2,055          4,095          7,635         20,990
   Savings deposits .................................           82            220            435          1,023          1,760
   Certificates of deposit ..........................      292,125        575,861        570,901        323,450      1,762,337
                                                        ----------     ----------     ----------     ----------     ----------
     Total interest-bearing deposits ................      299,412        578,136        575,431        332,108      1,785,087
   Securities sold under agreements to repurchase ...      168,419             --             --             --        168,419
   Obligations outstanding under lines of credit ....      441,671             --             --             --        441,671
   Notes, debentures and other interest bearing
     obligations ....................................           --             --             --        226,812        226,812
                                                        ----------     ----------     ----------     ----------     ----------
     Total rate-sensitive liabilities ...............      909,502        578,136        575,431        558,920      2,621,989
   Interest rate sensitivity gap before off-balance
     sheet financial instruments ....................     (360,489)       322,592         24,957        182,981        170,041
Off-Balance Sheet Financial Instruments:
   Futures contracts and interest rate swap .........       88,649         (7,294)       (13,848)       (67,507)            --
                                                        ----------     ----------     ----------     ----------     ----------
Interest rate sensitivity gap .......................     (271,840)       315,298         11,109        115,474     $  170,041
                                                        ==========     ==========     ==========     ==========     ==========
Cumulative interest rate sensitivity gap ............   $ (271,840)    $   43,458     $   54,567     $  170,041
                                                        ==========     ==========     ==========     ==========
Cumulative interest rate sensitivity gap as a
   percentage of total rate-sensitive assets ........        (9.74)%         1.56%          1.95%          6.09%
                                                              ====           ====           ====           ====

(1)      Balances have not been reduced for non-performing loans.

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

         The following table sets forth at March 31, 1998 the estimated percentage change in the Company's net interest income over a four-quarter period and MVPE based upon the indicated changes in interest rates, assuming an instantaneous and sustained uniform change in interest rates at all maturities.

              Change                            Estimated Change in
         (in Basis Points)   ---------------------------------------------------
         in Interest Rates     Net Interest Income               MVPE
---------------------------- -----------------------  --------------------------

               +400                   (8.90)%                  (22.18)%
               +300                   (6.62)                   (15.05)
               +200                    2.47                     (7.05)
               +100                    1.67                     (0.39)
                  0                      --                        --
               -100                  (10.82)                    (5.94)
               -200                  (19.36)                    (5.38)
               -300                  (21.01)                    (1.04)
               -400                  (22.88)                     3.81

         The negative estimated changes in MVPE for -100 to -300 changes in interest rates is attributable to the Company's sensitivity to decreases in interest rates. Such sensitivity stems primarily from the Company's investments in IOs. IOs exhibit considerably more price volatility than mortgage or ordinary mortgage pass-through securities, due in part to the uncertain cash flows that result from changes in the prepayment rates of the underlying mortgages. In the case of IOs, increased prepayments of the underlying mortgages as a result of a decrease in market interest rates or other factors can result in a loss of all or part of the purchase price of such security. See "Results of Operations - Interest Income", and "Changes in Financial Condition-Securities Available for Sale."

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

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

         Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity consist of deposits, FHLB advances, reverse repurchase agreements, lines of credit and maturities and principal payments on loans and securities and proceeds from sales thereof. An additional significant source of asset liquidity is the ability to securitize assets such as discount loans and subprime loans.

         Sources of liquidity include certificates of deposit obtained primarily from wholesale sources. At March 31, 1998 the Company had $1.76 billion of certificates of deposit, including $1.29 billion of brokered certificates of deposit obtained through national investment banking firms, all of which are non-cancelable. At the same date scheduled maturities of certificates of deposit during the 12 months ending March 31, 1999 and 2000 and thereafter amounted to $868.0 million, $332.5 million and $561.8 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn from the Company upon maturity as changes in interest rates and other factors are perceived by investors to make other

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

investments more attractive. Management of the Company believes that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments, and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds. There can be no assurance that this will continue to be the case in the future, however.

         Sources of borrowings include FHLB advances, which are required to be secured by single family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. At March 31, 1998, the Company was eligible to borrow up to an aggregate of $621.9 million from the FHLB of New York (subject to the availability of acceptable collateral) and had $83.7 million of single family residential loans, $10.3 million of multi-family residential loans and $14.1 million of loans secured by hotel properties which could be pledged as security for such advances. At the same date, the Company had contractual relationships with 12 brokerage firms and the FHLB of New York pursuant to which it could obtain funds from reverse repurchase agreements and had $249.3 million of unencumbered mortgage-related securities which could be used to secure such borrowings. At present, the Company has no outstanding FHLB advances due to the availability of other less costly sources of funding, a circumstance which the Company evaluates on a regular basis.

         The liquidity of the company at March 31, 1998 includes lines of credit obtained by OFS subsequent to its assumption of the subprime lending activities of the Bank and acquisition of substantially all of the assets of Admiral, as follows: (i) a $200.0 million secured line of credit from Morgan Stanley Mortgage Capital Inc., of which $100 million was committed, (ii) a $50.0 million secured line of credit from Texas Commerce Bank National Association, (iii) a $200 million secured line of credit from Merrill Lynch, of which $100 million was committed, and (iv) a $350 million secured line of credit from Lehman Commercial Paper, Inc., of which $100 million was committed. An aggregate of $437.4 million was outstanding to OFS under these lines of credit at March 31, 1998, which have interest rates which float in accordance with a designated prime rate. In addition, the company has provided a $30.0 million unsecured, subordinated credit facility to OFS, of which $30.0 million was outstanding at March 31, 1998. At present OFS intends to continue to seek appropriate leverage with respect to its underlying business, and thus, will seek additional lines of credit as its assets warrant.

         The Company believes that its existing sources of liquidity, including internally generated funds, will be adequate to fund planned activities for the foreseeable future, although there can be no assurances in this regard. Moreover, the Company continues to evaluate other sources of liquidity, such as lines of credit from unaffiliated parties, which will enhance the management of its liquidity and the costs thereof.

         The Company's operating activities used cash flows of $320.9 million and provided cash flows of $124.2 million during the three months ended March 31, 1998 and 1997, respectively. During the foregoing periods cash flows from operating activities were provided primarily by net income, the sale of securities held for trading and proceeds from sales of loans available for sale, and cash resources were used primarily to purchase and originate loans available for sale. The increase in net cash flows used by operating activities during the first quarter of 1998 as compared to 1997 was due primarily to increased purchases and originations of loans available for sale.

         The Company's investing activities used cash flows totaling $12.5 million and $212.8 million during the three months ended March 31, 1998 and 1997, respectively. During the foregoing periods, cash flows from investing activities were provided primarily by principal payments on and sales of discount loans and loans held for investment and proceeds from sales of securities available for sale and real estate owned. Cash flows from investing activities were primarily utilized to purchase and originate discount loans and loans held for investment and purchase securities available for sale. The decline in net cash used by investing activities during the first quarter of 1998 as compared to 1997 was due primarily to a decline in purchases of discount loans, net of sales, and securities available for sale.

         The Company's financing activities provided $334.3 million and $153.2 million during the three months ended March 31, 1998 and 1997, respectively. During the foregoing periods, cash flows from financing activities were provided primarily by proceeds from the issuance of obligations under lines of credit, and changes in the Company's deposits and reverse repurchase agreements.

         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

Monetary penalties may be imposed for failure to meet applicable liquidity requirements. The Bank's liquidity, as measured for regulatory purposes, averaged 4.49% during the three months ended March 31, 1998.

         Management of the Company believes that the Bank's ability to make capital distributions as a Tier 1 association pursuant to the OTS capital distribution regulation are limited by the regulatory capital levels which it has committed to the OTS it would maintain, commencing on June 30, 1997. Taking into account such commitments and applicable laws and regulations, management estimates that the Bank could dividend to the Company $30.0 million as of March 31, 1998. As a result of an agreement by the Company with the OTS to dividend subordinate and residual mortgage-related securities resulting from securitization activities conducted by the Bank, which had an aggregate book value of $15.9 million at March 31, 1998, the Bank may not be able to pay any cash dividends to the Company without prior OTS approval, however. See "Regulatory Capital Requirements" below.

         At March 31, 1998, the Company had $159.7 million of unfunded commitments related to the purchase and origination of loans. Management of the Company believes that the Company has adequate resources to fund all of its commitments to the extent required and that substantially all of such commitments will be funded during 1998. See Note 9 to the Interim Consolidated Financial Statements included in Item 1 hereof.

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

REGULATORY CAPITAL REQUIREMENTS

         Federally-insured institutions such as the Bank are required to maintain minimum levels of regulatory capital. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. In addition to regulatory capital requirements of general applicability, a federally-chartered savings association such as the Bank may be required to meet individual minimum capital requirements established by the OTS on a case-by-case basis upon a determination that a savings association's capital is or may become inadequate in view of its circumstances.

         In connection with an examination of the Bank in late 1996 and early 1997, the staff of the OTS expressed concern about many of the Bank's non-traditional operations, which generally are deemed by the OTS to involve higher risk, certain of the Bank's accounting policies and the adequacy of the Bank's capital in light of the Bank's lending and investment strategies. The activities which were of concern to the OTS included the Bank's subprime single family residential lending activities, the Bank's origination of acquisition, development and construction loans with terms which provide for shared participation in the results of the underlying real estate, the Bank's discount loan activities, which involve significantly higher investment in nonperforming and classified assets than the majority of the savings and loan industry, and the Bank's investment in subordinated classes of mortgage-related securities issued in connection with the Bank's asset securitization activities and otherwise.

         Following the above-referenced examination, the Bank committed to the OTS to maintain a core capital (leverage) ratio and a total risk-based capital ratio of at least 9% and 13%, respectively. The Bank continues to be in compliance with this commitment as well as the regulatory capital requirements of general applicability, as indicated in Note 8 to the Interim Consolidated Financial Statements included in Item 1. Based on discussions with the OTS, the Bank believes that this commitment does not affect its status as a "well-capitalized" institution, assuming the Bank's continued compliance with the regulatory capital requirements required to be maintained by it pursuant to such commitment.

         Although the above individual regulatory capital requirements have been agreed to by the OTS, there can be no assurance that in the future the OTS will agree to a decrease in such requirements or will not seek to increase such requirements or will not impose these or other individual regulatory capital requirements in a manner which affects the Bank's status as a "well-capitalized" institution under applicable laws and regulations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

RECENT ACCOUNTING DEVELOPMENTS

         For information relating to the effects on the Company of the adoption of recent accounting standards see Note 1 to the Consolidated Financial Statements.

         CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT, AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES OR IN THE COMPANY'S OTHER PUBLIC OR SHAREHOLDER COMMUNICATIONS, MAY NOT BE BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL), MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "ANTICIPATE," "BELIEVE," "COMMITMENT," "CONSIDER," "CONTINUE," "COULD," "ENCOURAGE," "ESTIMATE," "EXPECT," "INTEND," "MAY," "PLAN," "PRESENT," "PROPOSE," "PROSPECT," "WILL," FUTURE OR CONDITIONAL VERB TENSES, SIMILAR TERMS, VARIATIONS ON SUCH TERMS OR NEGATIVES OF SUCH TERMS. ALTHOUGH THE COMPANY BELIEVES THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN SUCH FORWARD LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT THOSE RESULTS OR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS DUE TO RISKS, UNCERTAINTIES AND CHANGES WITH RESPECT TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, INTERNATIONAL, NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), GOVERNMENT FISCAL AND MONETARY POLICIES (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), PREVAILING INTEREST OR CURRENCY EXCHANGE RATES, GOVERNMENT REGULATIONS AFFECTING FINANCIAL INSTITUTIONS OR REAL ESTATE INVESTMENT TRUSTS (INCLUDING REGULATORY FEES, CAPITAL REQUIREMENTS AND TAXATION), COMPETITIVE PRODUCTS AND PRICING, CREDIT, PREPAYMENT, BASIS AND ASSET/LIABILITY RISKS, LOAN SERVICING
EFFECTIVENESS, THE COURSE OF NEGOTIATIONS AND THE ABILITY TO REACH AGREEMENT WITH RESPECT TO THE MATERIAL TERMS OF ANY PARTICULAR TRANSACTION, SATISFACTORY DUE DILIGENCE RESULTS, SATISFACTION OR FULFILLMENT OF AGREED UPON TERMS AND CONDITIONS OF CLOSING OR PERFORMANCE, THE TIMING OF TRANSACTION CLOSINGS, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, SOFTWARE INTEGRATION, DEVELOPMENT AND LICENSING, THE FINANCIAL AND SECURITIES MARKETS, THE AVAILABILITY OF AND COSTS ASSOCIATED WITH OBTAINING ADEQUATE AND TIMELY SOURCES OF LIQUIDITY, DEPENDENCE ON EXISTING SOURCES OF FUNDING, AVAILABILITY OF
DISCOUNT LOANS FOR PURCHASE, SIZE AND NATURE OF THE SECONDARY MARKET FOR MORTGAGE LOANS AND THE MARKET FOR SECURITIZATIONS, GEOGRAPHIC CONCENTRATIONS OF ASSETS (TEMPORARY OR OTHERWISE), OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS AND SECURITIES INVESTMENTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND FILINGS WITH THE SEC, INCLUDING ITS REGISTRATION STATEMENT ON FORM S-1 AND PERIODIC REPORTS ON FORMS 10-Q, 8-K AND 10-K. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULT(S) OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

FORWARD-LOOKING STATEMENTS

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information required by this Item appears under the caption "Asset and Liability Management" included in Item 2 hereof and Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof, and is incorporated herein by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                            PART II OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a)        Exhibits.

       3.1      Amended and Restated Articles of Incorporation (1)
       3.2      Bylaws (1)
       4.0      Form of Certificate of Common Stock (1)
       4.1 Form of Indenture between the Company and Bank One, Columbus, NA as Trustee (1)
       4.2      Form of Note due 2003 (included in Exhibit 4.1) (1)
       4.3      Certificate of Trust of Ocwen Capital Trust I (3)
       4.4      Amended and Restated Declaration of Trust of Ocwen Capital Trust
                I (3)
       4.5      Form of Capital Security of Ocwen Capital Trust I (4)
       4.6 Form of Indenture relating to 10 7/8% Junior Subordinated Debentures due 2027 of the Company (3)
       4.7 Form of 10 7/8% Junior Subordinated Debentures due 2027 of the Company (4)
       4.8 Form of Guarantee of the Company relating to the Capital Securities of Ocwen Capital Trust I (3)
       4.9 Form of Indenture between the Company and The Bank of New York as Trustee
       4.10     Form of  Subordinated  Debentures  due 2005 (5)
      10.1 Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, as amended (1)
      10.2      Annual Incentive Plan (1)
      10.3 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (2)
      10.4      Ocwen Financial Corporation 1998 Annual Incentive Plan (6)
      10.5      Ocwen Financial Corporation Long-Term Incentive Plan (6)
      10.6 Agreement for the Sale and Purchase of the Business of City Mortgage Corporation Limited and its Subsidiaries and the Entire Issued Share Capital of City Mortgage Receivables 7 PLC (7)
      10.7      Loan  Facility   Agreement  between  Ocwen  Limited,   Greenwich
                International, Ltd., and Ocwen Financial Corporation
      10.8      Form of Master  Repurchase  Agreement  Governing  Purchases  and
                Sales of Mortgage Loans between Lehman Commercial Paper Inc., and Ocwen Financial Services, Inc.
      27.1      Financial  Data  Schedule-For  the three  months ended March 31,
                1998

----------------------
(1) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1, File No. 333-5153, declared effective by the commission on September 25, 1996.

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

(5) Incorporated by reference to the similarly described exhibit filed in connection with Amendment No.2 to Offering Circular on Form OC (on Form S-1) filed on June 7, 1995.

(6) Incorporated by reference to the similarly described exhibit to the Company's Definitive Proxy Statement with respect to the Company's 1998 Annual Meeting as filed with the Commission on March 31, 1998.

(7) Incorporated by reference to the similarly described exhibit included with Cityscape Financial Corp.'s Form 8-K, as filed with the Commission on April 4, 1998.

      --------------------------------

      (i) Incorporated by reference to the similarly identified exhibit filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the Commission on August 6, 1997.

          (b)     Reports on Form 8-K.

             (1) A Form 8-K was filed by the Company on January 30, 1998 which contained a news release announcing its financial results for the three months and the year ended December 31, 1997, including consolidated financial statements for the three months and the year ended December 31, 1997.

             (2) A Form 8-K was filed by the Company on April 7, 1998 which contained a news release announcing an agreement to acquire substantially all of the United Kingdom operations of Cityscape Financial.

             (3) A Form 8-K was filed by the Company on May 12, 1998 which contained a news release announcing its financial results for the three months ended March 31, 1998.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Ocwen Financial Corporation


                              By: /s/ MARK S. ZEIDMAN
                                  ---------------------------------------
                                      Mark S. Zeidman,
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (On behalf of the Registrant and
                                      as its principal financial officer)




Date: May 15, 1998