Form 10-Q
period 1998-06-30
OCWEN FINANCIAL CORP
filed 1998-08-14
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1998

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


                              THE FORUM, SUITE 1000
                         ------------------------------
         1675 PALM BEACH LAKES BOULEVARD, WEST PALM BEACH, FLORIDA 33401
               (Address of principal executive offices) (Zip Code)


                                 (561) 682-8000
                             -----------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Number of shares of Common Stock, $.01 par value, outstanding as of August 11, 1998: 60,771,897

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q



                                    I N D E X
================================================================================


                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements (Unaudited).........    3

         Consolidated Statements of Financial Condition
         at June 30, 1998 and December 31, 1997........................    3

         Consolidated Statements of Operations for the three and six
         months ended June 30, 1998 and 1997...........................    4

         Consolidated Statements of Changes in Stockholders' Equity
         for the six months ended June 30, 1998 and the year
         ended December 31, 1997.......................................    5

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 1998 and 1997...........................    6

         Notes to Consolidated Financial Statements....................    8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................   18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   51

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..........    52

Item 6.  Exhibits and Reports on Form 8-K..............................   52

Signature..............................................................   54

                                         PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Dollars in thousands, except per share data)

                                                                                       June 30,     December 31,
                                                                                         1998           1997
                                                                                     -----------    -----------
Assets
Cash and amounts due from depository institutions ................................   $    16,160    $    12,243
Interest earning deposits ........................................................        19,870        140,001
Federal funds sold and repurchase agreements .....................................       138,000             --
Securities available for sale, at market value ...................................       589,283        476,796
Loans available for sale, at lower of cost or market .............................       338,359        177,041
Investment securities, net .......................................................        87,378         13,295
Loan portfolio, net ..............................................................       280,951        266,299
Discount loan portfolio, net .....................................................     1,421,506      1,434,176
Investments in low-income housing tax credit interests ...........................       132,983        128,614
Investment in joint ventures .....................................................         1,056          1,056
Real estate owned, net ...........................................................       151,607        167,265
Investment in real estate ........................................................        22,453         65,972
Premises and equipment, net ......................................................        38,207         21,542
Income taxes receivable ..........................................................         8,254             --
Deferred tax asset ...............................................................        63,858         45,148
Excess of purchase price over net assets acquired ................................        36,372         15,560
Principal, interest and dividends receivable .....................................        23,329         17,284
Escrow advances on loans .........................................................        58,041         47,888
Other assets .....................................................................        77,912         38,985
                                                                                     -----------    -----------
                                                                                     $ 3,505,579    $ 3,069,165
                                                                                     ===========    ===========
Liabilities and Stockholders' Equity

Liabilities:
   Deposits ......................................................................   $ 2,144,377    $ 1,982,822
   Securities sold under agreements to repurchase ................................       133,970        108,250
   Obligations outstanding under lines of credit .................................       321,457        118,304
   Notes, debentures and other interest bearing obligations ......................       225,469        226,975
   Accrued interest payable ......................................................        32,640         32,238
   Income taxes payable ..........................................................            --          3,132
   Accrued expenses, payables and other liabilities ..............................        94,233         51,709
                                                                                     -----------    -----------
     Total liabilities ...........................................................     2,952,146      2,523,430
                                                                                     -----------    -----------

Company-obligated, mandatorily redeemable securities of subsidiary trust holding
   solely junior subordinated debentures of the Company ..........................       125,000        125,000

Minority interest ................................................................         1,134          1,043

Commitments and contingencies (Note 9)

Stockholders' equity:
   Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares issued
     and outstanding .............................................................            --             --
   Common stock, $.01 par value; 200,000,000 shares authorized; 60,771,897 and
     60,565,835 shares issued and outstanding at June 30, 1998 and December 31,
     1997, respectively ..........................................................           608            606
   Additional paid-in capital ....................................................       165,992        164,751
   Retained earnings .............................................................       243,795        259,349
   Unrealized gain (loss) on securities available for sale, net of taxes .........        18,441         (5,014)
   Foreign currency translation adjustment, net of taxes .........................        (1,537)            --
                                                                                     -----------    -----------
     Total stockholders' equity ..................................................       427,299        419,692
                                                                                     -----------    -----------
                                                                                     $ 3,505,579    $ 3,069,165
                                                                                     ===========    ===========

             The accompanying notes are an integral part of these consolidated financial statements.

                                                        3

                                       OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Dollars in thousands, except per share data)

                                                                      Three Months                    Six Months
                                                              --------------------------     ---------------------------
For the periods ended June 30,                                   1998            1997           1998             1997
------------------------------------------------------------  ----------      ----------     ----------       ----------
Interest income:
   Federal funds sold and repurchase agreements............   $    1,758      $      795     $    2,437       $    2,453
   Securities available for sale...........................        4,565           6,509          8,526           14,682
   Securities held for trading.............................           --              --             --              248
   Loans available for sale................................       25,291           3,973         34,794            6,824
   Loans...................................................       11,655          10,674         17,917           21,366
   Discount loans..........................................       42,281          44,246         79,078           74,470
   Investment securities and other.........................        1,532             745          2,017            1,426
                                                              ----------      ----------     ----------       ----------
                                                                  87,082          66,942        144,769          121,469
                                                              ----------      ----------     ----------       ----------
Interest expense:
   Deposits................................................       28,677          31,371         56,522           61,264
   Securities sold under agreements to repurchase..........        2,416             204          3,701              477
   Advances from the Federal Home Loan Bank................           --             145            100              428
   Obligations outstanding under lines of credit...........       15,103              --         19,623               --
   Notes, debentures and other interest bearing obligations        6,734           7,148         13,486           13,863
                                                              ----------      ----------     ----------       ----------
                                                                  52,930          38,868         93,432           76,032
                                                              ----------      ----------     ----------       ----------
   Net interest income before provision for loan losses....       34,152          28,074         51,337           45,437
   Provision for loan losses...............................        9,675           7,909         11,929           17,651
                                                              ----------      ----------     ----------       ----------
   Net interest income after provision for loan losses.....       24,477          20,165         39,408           27,786
                                                              ----------      ----------     ----------       ----------
Non-interest income:
   Servicing fees and other charges........................       13,488           4,845         23,260           10,081
   Gains on  sales of interest earning assets, net.........       33,828          23,365         62,565           40,143
   Impairment loss on AAA-rated agency IOs.................      (77,645)             --        (77,645)              --
   Gain on real estate owned, net..........................       10,521           4,629         11,547            3,835
   Other income............................................       10,286             450         16,157              581
                                                              ----------      ----------     ----------       ----------
                                                                  (9,522)         33,289         35,884           54,640
                                                              ----------      ----------     ----------       ----------

Non-interest expense:
   Compensation and employee benefits......................       29,766          19,676         51,247           34,599
   Occupancy and equipment.................................        8,553           3,960         15,010            6,789
   Net operating loss on investments in real estate and
     certain low-income housing tax credit interests.......        1,046             104          2,292            1,197
   Other operating expenses................................       16,406           7,340         21,275           11,192
                                                              ----------      ----------     ----------       ----------
                                                                  55,771          31,080         89,824           53,777
                                                              ----------      ----------     ----------       ----------
 Distributions on Company-obligated, mandatorily
   redeemable securities of subsidiary trust holding
   solely junior subordinated debentures ..................        3,398              --          6,797               --
 Equity in earnings of investment in joint venture.........           --           1,301             --           15,674
                                                              ----------      ----------     ----------       ----------
   (Loss) income before income taxes.......................      (44,214)         23,675        (21,329)          44,323
 Income tax benefit (expense)..............................        6,383          (5,126)         5,810           (8,733)
 Minority interest in net (income) loss of consolidated
     subsidiary............................................          (68)            243            (35)             243
                                                              ----------      ----------     ----------       ----------
   Net (loss) income.......................................   $  (37,899)     $   18,792     $  (15,554)      $   35,833
                                                              ==========      ==========     ==========       ==========

(Loss) income per share:
   Basic ..................................................   $    (0.62)     $     0.35     $    (0.26)      $     0.67
                                                              ==========      ==========     ==========       ==========
   Diluted.................................................   $    (0.62)     $     0.35     $    (0.25)      $     0.66
                                                              ==========      ==========     ==========       ==========
Weighted average common shares outstanding:
   Basic ..................................................   60,713,593      53,599,022     60,682,432       53,599,014
                                                              ==========      ==========     ==========       ==========
   Diluted.................................................   61,326,784      54,127,521     61,336,494       54,137,127
                                                              ==========      ==========     ==========       ==========

                 The accompanying notes are an integral part of these consolidated financial statements.

                                                            4

                                       OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      (Dollars in thousands, except per share data)
                       For the six months ended June 30, 1998 and the year ended December 31, 1997

                                                                                 Unrealized
                                                                                 gain (loss)                     Notes
                                                                                     on                        receivable
                                                                                 securities      Foreign      on exercise
                                       Common Stock     Additional                available      currency      of common
                                   -------------------   paid-in      Retained    for sale,     translation      stock
                                     Shares     Amount   capital      earnings   net of taxes   adjustments     options     Total
                                   ----------   ------  ---------    ----------  ------------   -----------     -------    --------
Balances at December 31, 1996 ..   53,488,340   $ 535   $  22,990    $  180,417    $  3,486      $     --       $(3,832)   $203,596

Net income .....................           --      --          --        78,932          --            --            --      78,932

Repurchase of common stock
    options ....................           --      --      (3,208)           --          --            --            --      (3,208)

Exercise of common stock
    options ....................      171,297       2       3,035            --          --            --            --       3,037

Issuance of common stock .......    6,906,198      69     141,934            --          --            --            --     142,003

Repayment of notes receivable
    on exercise of common stock
    options, net of advances ...           --      --          --            --          --            --         3,832       3,832

Change in unrealized gain (loss)
    on securities available for
    sale, net of taxes .........           --      --          --            --      (8,500)           --            --      (8,500)
                                   ----------   -----   ---------    ----------    --------      --------       -------    --------

Balances at December 31, 1997 ..   60,565,835     606     164,751       259,349      (5,014)           --            --     419,692

Net loss .......................           --      --          --       (15,554)         --            --            --     (15,554)

Repurchase of common stock
    options ....................           --      --     (14,107)           --          --            --            --     (14,107)

Exercise of common stock
    options ....................      206,062       2      15,348            --          --            --            --      15,350

Change in unrealized gain (loss)
    on securities available for
    sale, net of taxes .........           --      --          --            --      23,455            --            --      23,455

Foreign currency translation
    Adjustment, net of taxes ...           --      --          --            --          --        (1,537)           --      (1,537)
                                   ----------   -----   ---------    ----------    --------      --------       -------    --------

Balances at June 30, 1998 ......   60,771,897   $ 608   $ 165,992    $  243,795    $ 18,441      $ (1,537)      $    --    $427,299
                                   ==========   =====   =========    ==========    ========      ========       =======    ========

                 The accompanying notes are an integral part of these consolidated financial statements.

                                                            5

                                 OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Dollars in thousands)

For the six months ended June 30,                                                        1998         1997
-----------------------------------------------------------------------------------    ---------    ---------
Cash flows from operating activities:
   Net (loss) income ..............................................................   $ (15,554)   $  35,833
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
   Net cash provided from trading activities ......................................      55,657      106,833
   Proceeds from sales of loans available for sale ................................     943,947      187,848
   Purchases of loans available for sale ..........................................    (763,013)     (62,504)
   Origination of loans available for sale ........................................    (399,221)    (126,502)
   Principal payments received on loans available for sale ........................      52,464        6,251
   Premium amortization (discount accretion), net .................................      75,508       23,310
   Depreciation and amortization ..................................................       6,703       11,339
   Provision for loan losses ......................................................      11,929       17,651
   Gains on sales of interest earning assets, net .................................     (62,565)     (40,143)
   Impairment loss on AAA-rated agency IOs ........................................      77,645           --
   Provision for real estate owned, net ...........................................       5,871        2,246
   Gain on sale of real estate owned, net .........................................     (23,382)     (10,466)
   Gain on sale of low-income housing tax credit interests ........................      (4,746)          --
   (Increase) decrease in principal, interest and dividends receivable ............      (6,045)       3,510
   (Increase) decrease in income taxes receivable .................................     (11,386)       6,236
   Increase in deferred tax asset .................................................     (33,466)      (4,925)
   Increase in escrow advances ....................................................     (10,153)      (5,759)
   Increase in other assets .......................................................     (63,287)     (14,465)
   Increase (decrease) in accrued expenses, interest payable and other liabilities       42,926       (7,858)
                                                                                      ---------    ---------
Net cash (used) provided by operating activities ..................................    (120,168)     128,435
                                                                                      =========    =========

Cash flows from investing activities:
   Proceeds from sales of securities available for sale ...........................      91,230      162,412
   Purchases of securities available for sale .....................................    (453,449)    (107,374)
   Maturities of and principal payments received on securities available for sale .     148,621       11,930
   Purchase of securities held for investment .....................................     (74,084)     (29,920)
   Acquisition of subsidiaries ....................................................     (21,477)      (6,750)
   Purchase of low income housing tax credit interests ............................     (23,030)     (16,200)
   Proceeds from sale of low income housing tax credit interests ..................      21,927           --
   Proceeds from sales of discount loans ..........................................     318,222      221,966
   Proceeds from sales of loans held for investment ...............................          --        3,594
   Purchase and originations of loans held for investment, net of undisbursed loan
      funds .......................................................................    (104,351)     (99,851)
   Purchase of discount loans .....................................................    (587,608)    (707,209)
   Decrease in real estate held for investment ....................................      43,519           --
   Decrease in investment in joint ventures .......................................          --       40,321
   Principal payments received on loans held for investment .......................      90,102       69,394
   Principal payments received on discount loans ..................................     175,840      159,144
   Proceeds from sales of real estate owned .......................................     155,050       85,604
   Purchase of real estate owned in connection with discount loan purchases .......      (7,769)      (1,425)
   Additions to premises and equipment ............................................     (20,954)      (5,718)
                                                                                      ---------    ---------
Net cash used by investing activities .............................................    (248,211)    (220,082)
                                                                                      =========    =========

                                           (Continued on next page)

                                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                           (Dollars in thousands)

For the six months ended June 30,                                                     1998         1997
---------------------------------------------------------------------------------   ---------    ---------
Cash flows from financing activities:
   Increase in deposits .........................................................   $ 161,555    $ 278,861
   Increase (decrease) in securities sold under agreements to repurchase ........      25,720      (74,546)
   Repayment of short-term notes ................................................      (1,506)          --
   Proceeds from issuance of obligations under lines of credit, net of repayments     203,153       61,399
   Payments on advances from Federal Home Loan Bank .............................          --         (399)
   Loans made to executive officers, net of repayments ..........................          --          994
   Exercise of common stock options .............................................      15,350        1,736
   Repurchase of common stock options ...........................................     (14,107)      (1,870)
                                                                                    ---------    ---------
Net cash provided by financing activities .......................................     390,165      266,175
                                                                                    ---------    ---------

Net increase in cash and cash equivalents .......................................      21,786      174,528
Cash and cash equivalents at beginning of period ................................     152,244       52,219
                                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................................   $ 174,030    $ 226,747
                                                                                    =========    =========

Reconciliation of cash and cash equivalents at end of period:
   Cash and amounts due from depository institutions ............................   $  16,160    $   6,911
   Interest earning deposits ....................................................      19,870       29,992
   Federal funds sold and repurchase agreements .................................     138,000      189,844
                                                                                    ---------    ---------
                                                                                    $ 174,030    $ 226,747
                                                                                    =========    =========
Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Interest ...................................................................   $  93,031    $  77,512
                                                                                    =========    =========

     Income taxes ...............................................................   $  34,425    $   7,354
                                                                                    =========    =========

Supplemental schedule of non-cash investing and financing activities:

   Real estate owned acquired through foreclosure ...............................   $ 106,030    $  90,153
                                                                                    =========    =========

          The accompanying notes are an integral part of these consolidated financial statements.

                                                     7

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                  (Dollars in thousands, except per share data)

================================================================================

NOTE 1            BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of Ocwen Financial Corporation ("Ocwen" or the "Company") and its subsidiaries. Ocwen owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank"), Investors Mortgage Insurance Holding Company ("IMI") and Ocwen UK plc ("Ocwen UK"). Ocwen also owns 97.8% of Ocwen Financial Services ("OFS"), with the remaining 2.2% owned by the owners (and their spouses) of Admiral Home Loan ("Admiral") and reported in the consolidated financial statements as a minority interest. All significant intercompany transactions and balances have been eliminated in consolidation.

         The consolidated financial statements of the Company's foreign subsidiary, Ocwen UK, and its equity investee, Kensington Mortgage Company, have been prepared in accordance with accounting principles generally accepted in the United Kingdom ("UK GAAP") and comply with the significant accounting policies described hereunder. UK GAAP varies in certain significant respects from generally accepted accounting principles in the United States ("U.S. GAAP"). The principal adjustment made to conform to U.S. GAAP was to recognize a gain on sale of interest earning assets in connection with the securitization of single family subprime residential mortgage loans and record the residual security retained at fair value.

         In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at June 30, 1998 and December 31, 1997, the results of its operations for the three and six months ended June 30, 1998 and 1997, its cash flows for the six months ended June 30, 1998 and 1997, and its changes in stockholders' equity for the year ended December 31, 1997 and the six months ended June 30, 1998. The results of operations and other data for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 1998. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the June 30, 1998 presentation.

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

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                  (Dollars in thousands, except per share data)

================================================================================

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the inclusion of comprehensive income, either in a separate statement for comprehensive income, or as part of a combined statement of income and comprehensive income in a full-set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. SFAS No. 130 requires that comprehensive income be presented beginning with net income, adding the elements of comprehensive income not included in the determination of net income, to arrive at comprehensive income. SFAS No. 130 also requires that an enterprise display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. SFAS No. 130 is effective for the Company's fiscal year beginning January 1, 1998. SFAS No. 130 requires the presentation of information already contained in the Company's financial statements and therefore did not have an impact on the Company's financial position or results of operation upon adoption.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

         The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative  designated  as  hedging  the  foreign  currency  exposure  of a  net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside earnings) as part of the cumulative translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                  (Dollars in thousands, except per share data)

================================================================================

         Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

         SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of SFAS No. 133 is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No. 133. The Company has not yet adopted SFAS No. 133 nor has it determined the impact on the results of operations, financial position or cash flows as a result of implementing SFAS No. 133.

NOTE 3            ACQUISITION AND DISPOSITION TRANSACTIONS

         On April 24, 1998, the Company, through its wholly owned subsidiary Ocwen UK, acquired substantially all of the assets, and certain liabilities, of the United Kingdom ("UK") operations of Cityscape Financial Corp. ("Cityscape UK"). As consummated, the Company acquired Cityscape UK's mortgage loan portfolio and its residential subprime mortgage loan origination and servicing businesses for $421,326 ((British pound)249.6 million) and assumed $34,303 ((British pound)20.3 million) of Cityscape UK's liabilities. The excess of purchase price over net assets acquired related to this transaction, which amounted to $13,413, net of accumulated amortization of $160 at June 30, 1998, is being amortized on a straight-line basis over a period of 15 years.

         On February 25, 1998, the Company purchased 36.07% of the total outstanding common stock of Kensington Mortgage Company ("Kensington"), a leading originator of nonconforming residential mortgages in the UK for $45,858 ((British pound)27.8 million). This investment is accounted for under the equity method and is included in investment securities. The excess of the purchase price over the net investment which amounted to $38,485 ((British pound)23.4 million) net of accumulated amortization of $855 ((British pound)519,000 ) at June 30, 1998, is being amortized on a straight-line basis over a period of 15 years.

         On January 20, 1998, the Company acquired DTS Communications, Inc. ("DTS"), a real estate technology company located in San Diego, California, for a purchase price of $13,025 in cash, common stock of the Company and repayment of certain indebtedness. DTS has developed technology tools to automate real estate transactions. DTS has been recognized by Microsoft Corporation for the Microsoft(R) component-based architecture to facilitate electronic data interchange. The common stock of the Company issued in the acquisition was acquired from affiliates of the Company at the same price per share as was used to calculate the number of shares issued in the acquisition. The excess of purchase price over net assets acquired related to this transaction, which amounted to $7,824, net of accumulated amortization of $240 at June 30, 1998, is being amortized on a straight-line basis over a period of 15 years.

         The Company's investment in joint venture includes an investment in BCFL, L.L.C. ("BCFL"), a limited liability corporation formed in January 1997 between the Company and BlackRock Capital Finance L.P. ("BlackRock"). The Company owns a 10% interest in BCFL which was formed to acquire multifamily loans. At June 30, 1998, the Company's 10% investment, which is accounted for under the cost method, amounted to $1,056.

         On November 6, 1997, the Company acquired AMOS, Inc., a Connecticut based company engaged primarily in the development of mortgage loan servicing software. AMOS' products are Microsoft(R) Windows(R) based, client/server architecture and feature real-time processing, designed to be year 2000 compliant, a scaleable database platform and strong workflow capabilities. The aggregate purchase price was $9,718, including $4,815 which is contingent on AMOS, Inc. meeting certain software development performance criteria. The excess of purchase price over net assets acquired related to this transaction, which amounted to $4,736, net of accumulated amortization of $214 at June 30, 1998, is being amortized on a straight-line basis over a period of 15 years.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                  (Dollars in thousands, except per share data)

================================================================================

         On December 12, 1997, BCBF, L.L.C., (the "LLC"), a limited liability company formed in March 1996 between the Company and BlackRock distributed all of its assets to the Company and its other 50% investor, BlackRock.
Simultaneously, the Company acquired BlackRock's portion of the distributed assets. The Company's equity in earnings of the LLC of $0 and $15,674 for the six months ended June 30, 1998 and 1997, respectively, includes 50% of the net income of the LLC before deduction of the Company's 50% share of loan servicing fees which are paid 100% to the Bank. Equity in earnings for the six months ended June 30, 1997 includes the recapture of $2,641 of valuation allowances established in 1996 by the Company on its equity investment in the joint venture as a result of the resolution and securitization of loans during the first quarter of 1997. The Bank has recognized 50% of the loan servicing fees not eliminated in consolidation in servicing fees and other charges.

         Set forth below is the statement of operations of the LLC for the periods indicated.

                                  BCBF, L.L.C.
                            STATEMENTS OF OPERATIONS


                                               For the          For the
                                            Three Months      Six Months
                                                Ended            Ended
                                            June 30, 1997    June 30, 1997
                                            -------------    -------------

Interest income ..........................    $  1,869          $  5,354
Interest expense .........................          --                --
                                              --------          --------
   Net interest income....................       1,869             5,354
                                              --------          --------
Non-interest income:
   Gain on sale of loans held for sale ...          --            18,412
   (Loss) gain on real estate owned, net..        (206)            1,337
   Loan fees .............................           1                23
                                              --------          --------
                                                  (205)           19,772
                                              --------          --------
Operating expenses:
   Loan servicing fees ...................         753             1,429
                                              --------          --------

Net income ...............................    $    911          $ 23,697
                                              ========          ========

         In March, 1997, as part of a larger transaction involving the Company and an affiliate of BlackRock, the LLC securitized 1,196 loans with an unpaid principal balance of $51,714 and past due interest of $14,209, and a net book value of $40,454. Proceeds from sales of such securities by the LLC amounted to $58,866.

NOTE 4            CAPITAL SECURITIES

         In August 1997, Ocwen Capital Trust I, a wholly owned subsidiary of Ocwen, issued $125.0 million of 10 7/8% Capital Securities (the "Capital Securities"). Proceeds from issuance of the Capital Securities were invested in 10 7/8% Junior Subordinated Debentures issued by Ocwen. The Junior Subordinated Debentures, which represent the sole assets of Ocwen Capital Trust I, will mature on August 1, 2027.

         Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10 7/8% of the liquidation amount of $1,000 per Capital Security. Payment of distributions out of moneys held by Ocwen Capital Trust I, and payments on liquidation of Ocwen Capital Trust I or the redemption of Capital Securities, are guaranteed by the Company to the extent Ocwen Capital Trust I has funds

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                  (Dollars in thousands, except per share data)

================================================================================

available. If the Company does not make principal or interest payments on the Junior Subordinated Debentures, Ocwen Capital Trust I will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until Ocwen Capital Trust I has sufficient funds available. Therefore, the Company has the right to defer payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the stated maturity of the Junior Subordinated Debentures. Upon the termination of any such extension period and the payment of all amounts then due on any interest payment date, the Company may elect to begin a new extension period. Accordingly, there could be multiple extension periods of varying lengths throughout the term of the Junior Subordinated Debentures. If interest payments on the Junior Subordinated Debentures are deferred, distributions on the Capital Securities will also be deferred and the Company may not permit any subsidiary of the Company to, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, the Company's capital stock or (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities that rank PARI PASSU with or junior to the Junior Subordinated Debentures. During an extension period, interest on the Junior Subordinated Debentures will continue to accrue at the rate of 10 7/8% per annum, compounded semi-annually.

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

NOTE 5            COMPREHENSIVE INCOME

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. SFAS No. 130 requires that comprehensive income be presented beginning with net income, adding the elements of comprehensive income not included in the determination of net income, to arrive at comprehensive income. Comprehensive income for the three months ended June 30, 1998 and 1997 amounted to a loss of $21,140 and income of $19,204, respectively, and for the six months ended June 30, 1998 and 1997 amounted to income of $6,364 and $ 39,407, respectively.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                  (Dollars in thousands, except per share data)

================================================================================

NOTE 6            FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

         The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign currency exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the change in value of the underlying exposures being hedged.

INTEREST RATE MANAGEMENT

         In managing its interest rate risk, the Company on occasion enters into interest rate swap agreements ("interest swaps"). Under interest swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The terms of the interest swaps provide for the Company to receive a floating rate of interest equal to the London Interbank Offered Rate ("LIBOR") and to pay fixed interest rates. The notional amount of the outstanding interest swaps is amortized (i.e., reduced) monthly based upon estimated prepayment rates of the mortgages underlying the securities being hedged. The terms of the outstanding interest swaps at June 30, 1998 and December 31, 1997 follow:

                                 Notional     LIBOR      Fixed     Floating Rate at
                     Maturity     Amount      Index      Rate       End of Period      Fair Value
                     --------     ------      -----      ----       -------------      ----------
JUNE 30, 1998 ......   1998      $32,650     1-Month     6.18%          5.65%              56

DECEMBER 31, 1997...   1998      $36,860     1-Month     6.18%          5.69%             (94)

         The 1-month LIBOR was 5.66% and 5.72% on June 30, 1998 and December 31, 1997, respectively.

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

         Terms and other information on interest rate futures contracts sold short were as follows at the dates indicated:

                                 Maturity     Notional Principal    Fair Value
                                 --------     ------------------    ----------
JUNE 30, 1998:
U.S. Treasury futures..........    1998            $ 90,100           $  505

DECEMBER 31, 1997:
U.S. Treasury futures..........    1998            $194,500           $1,996

         The fair value of the interest rate swaps and interest rate futures contracts represent the estimated amount that the Company would receive or pay to terminate these agreements taking into account current interest rates. Market quotes are available for these agreements. The fair values are recorded in the Consolidated Statements of Financial Condition offsetting the item being hedged.

FOREIGN CURRENCY MANAGEMENT

         The Company enters into foreign currency derivatives to hedge its equity investments denominated in a foreign currency.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                  (Dollars in thousands, except per share data)

================================================================================

         The Company has determined that the local currency of its foreign subsidiary, Ocwen UK, is the functional currency. In accordance with SFAS No. 52, "Foreign Currency Translation", assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at the Balance Sheet date and revenues and expenses are translated at average monthly rates.

         On April 22, 1998, the Company sold short foreign currency futures contracts ("currency futures") to hedge its foreign currency exposure related to its equity investment in Ocwen UK. Under the terms of the currency futures, the Company has the right to receive $66,728 and pay (British pound)40 million. The value of the currency futures is based on quoted market prices.

         The Company also has an equity investment in a foreign entity, Kensington, which is translated into U.S. dollars at the current rate of exchange existing at the Balance Sheet date. The Company's 36.07% share of Kensington's profits and losses for the period are reflected in the Consolidated Statements of Operations at the average monthly exchange rate.

         On February 25, 1998, the Company entered into a foreign currency swap agreement ("currency swap") with a AAA-rated counterparty to hedge its equity investment in Kensington. Under the terms of the currency swap, the Company will swap (British pound)27.5 million for $43,546 in five years based on the exchange rate on the date the contract became effective. The discount on the currency swap representing the difference between the contracted forward rate and the spot rate at the date of inception is amortized over the life of the currency swap on a straight-line basis. The value of the currency swap is calculated as the notional amount of the currency swap multiplied by the difference between the spot rate at the date of inception and the spot rate at the statement of financial condition date.

         The resulting translation adjustments, the unamortized discount on the currency swap and the values of the hedging financial instruments are reported as translation adjustments and included as a component of other comprehensive income.

         The following table sets forth the terms and values of these financial instruments at June 30, 1998. No such financial instruments were held at December 31, 1997:

                                                     Notional Amount
                                        ----------------------------------------       Contract      Unamortized
                           Maturity                  Pay               Receive           Rate         Discount      Fair Value
                        -------------   --------------------------- ------------      ---------      -----------   ------------
Currency swap...........     2003       (British pound)27.5 million    $43,546          1.5835        $ 1,650         $  45

                                                     Notional Amount
                                        ----------------------------------------       Number of       Contract
                           Maturity                  Pay               Receive         Contracts         Rate         Fair Value
                        -------------   --------------------------  ------------      -----------    -------------   ------------
British pound
  Currency futures......    Sept98      (British pound)40 million      $66,728            624           162.50         $ 1,432

         Because interest rate futures and foreign currency futures contracts are exchange traded, holders of these instruments look to the exchange for performance under these contracts and not the entity holding the offsetting futures contract, thereby minimizing the risk of nonperformance under these contracts. The Company is exposed to credit loss in the event of nonperformance by the counter party to the interest and currency swaps and controls this risk through credit monitoring procedures. The notional principal amount does not represent the Company's exposure to credit loss.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                  (Dollars in thousands, except per share data)

================================================================================

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

NOTE 8            REGULATORY REQUIREMENTS

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to Office of Thrift Supervision ("OTS") supervision. The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At June 30, 1998, the minimum regulatory capital requirements were:

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

         At June 30, 1998, the Bank was "well-capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized", the Bank must maintain minimum core capital, Tier 1 risk-based capital and total risk-based capital ratios as set forth in the table below and must not be subject to any written agreement, order or directive issued by the OTS to meet and maintain a specific capital level for any capital measure. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since June 30, 1998 that management believes have changed the institution's category.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                  (Dollars in thousands, except per share data)

================================================================================

         The  following   tables   summarize  the  Bank's  actual  and  required
regulatory capital at June 30, 1998:

                                                                                                 To Be Well
                                                                         Minimum               Capitalized for       Agreed Upon
                                                                       for Capital            Prompt Corrective        Capital
                                               Actual               Adequacy Purposes         Action Provisions      Requirements
                                       ----------------------      ---------------------    ---------------------    ------------
                                        Ratio        Amount         Ratio       Amount        Ratio       Amount         Ratio
                                       -------    -----------      -------   -----------    ---------    --------       -------

Stockholders' equity, and ratio to
  total assets........................  9.72%     $   256,973

Net unrealized loss on certain
  available for sale securities.......                 (2,106)

Excess mortgage servicing rights
  and deferred tax assets.............                   (428)
                                                  -----------
Tangible capital, and ratio to
  adjusted total assets...............  9.64%     $   254,439      1.50%     $    39,599
                                                  ===========                ===========
Tier 1 (core) capital, and ratio to
  adjusted total assets...............  9.64%     $   254,439      3.00%     $    79,198     5.00%     $   131,996        9.00%
                                                  ===========                ===========               ===========
Tier 1 capital, and ratio to
  risk-weighted assets................ 11.45%     $   254,439                                6.00%     $   133,367
                                                  ===========                                          ===========

Allowance for loan and lease losses...                 23,497

Subordinated debentures...............                100,000
                                                  -----------

Tier 2 capital........................                123,497

Low-level recourse deduction..........                (19,889)
                                                  -----------
Total risk-based capital, and ratio
  to risk-weighted assets............. 16.11%     $   358,047      8.00%     $   177,823    10.00%     $   222,279       13.00%
                                                  ===========                ===========               ===========

Total regulatory assets...............            $ 2,642,455
                                                  ===========

Adjusted total assets.................            $ 2,639,921
                                                  ===========

Risk-weighted assets..................            $ 2,222,790
                                                  ===========

         The OTS has promulgated a regulation governing capital distributions. The Bank is considered to be a Tier 1 association under this regulation because it met or exceeded its fully phased-in capital requirements at June 30, 1998. A Tier 1 association that before and after a proposed capital distribution meets or exceeds its fully phased-in capital requirements may make capital distributions during any calendar year equal to the greater of (i) 100% of net income for the calendar year to date plus 50% of its "surplus capital ratio" at the beginning of the year or (ii) 75% of its net income over the most recent four-quarter period. In order to make these capital distributions, the Bank must submit written notice to the OTS 30 days in advance of making the distribution. Notwithstanding the foregoing, however, the Bank's ability to make capital distributions as a Tier 1 institution is limited by agreements between it and the OTS to maintain specified capital levels and to dividend to Ocwen subordinate and residual securities resulting from the Bank's securitization activities.

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

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                  (Dollars in thousands, except per share data)

================================================================================

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

NOTE 9            COMMITMENTS AND CONTINGENCIES

         At June 30, 1998 the Company had commitments to (i) purchase $3,727 of loans secured by small commercial properties, (ii) originate $104,756 of subprime loans secured by single family residential properties, (iii) fund $29,489 of loans secured by multi-family residential buildings, (iv) fund $4,135 of loans secured by office buildings and (v) fund $1,447 of loans secured by hotel properties. In addition, the Company through the Bank had commitments under outstanding letters of credit in the amount of $11,705 at June 30, 1998. The Company, through its investment in subordinate securities and REMIC residuals which had a book value of $188,642 at June 30, 1998, supports senior classes of mortgage-related securities having an outstanding principal balance of $3,409,915. On July 27, 1998, the Company entered into a commitment to sell its entire portfolio of AAA-rated agency interest-only and inverse interest-only securities (together, "IOs") for $137,546, which represents book value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

GENERAL

         The Company's business activities currently consist primarily of its single family, small commercial and large commercial discount loan acquisition and resolution activities, commercial real estate lending, subprime single family residential lending, mortgage loans serviced for others and investments in low-income housing tax credit interests.

         The consistency of the operating results of the Company can be significantly affected by inter-period variations in: (i) the amount of assets acquired, particularly discount loans; (ii) the amount of resolutions of discount loans, particularly large multi-family residential and commercial real estate loans; (iii) the amount of multi-family residential and commercial real estate loans which mature or are prepaid, particularly loans with terms pursuant to which the Company participates in the profits of the underlying real estate; and (iv) sales by the Company of loans and/or securities acquired from the Company's securitization of loans.

         The Company continuously evaluates opportunities to expand its business in order to enhance shareholder value. To that end, the Company has, like many other companies in the financial services industry, from time to time considered and explored a variety of potential material transactions and participated in discussions regarding such transactions with third parties, and the Company will likely continue to do so in the future. The Company cannot predict whether or when any such transaction may be consummated or the form that such a transaction may take.

         The Company is a registered savings and loan holding company subject to regulation by the OTS. Likewise, the Bank is subject to regulation by the OTS, as its chartering authority, and by the Federal Deposit Insurance Corporation ("FDIC") as a result of its membership in the Savings Association Insurance Fund ("SAIF") administered by the FDIC, which insures the Bank's deposits up to the maximum extent permitted by law. The Bank is also subject to certain regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and currently is a member of the Federal Home Loan Bank ("FHLB") of New York, one of the 12 regional banks which comprise the FHLB System.

         At June 30, 1998, the only significant subsidiaries of the Company, other than the Bank, were IMI, OFS, Ocwen Capital Trust I and Ocwen UK. Prior to July 15, 1997, IMI, through subsidiaries, owned and managed the Westin Hotel (the "Hotel") in Columbus, Ohio. On July 15, 1997, IMI sold a 69% partnership interest in the Hotel for a minimal gain and no longer manages the Hotel. In addition, as of June 30, 1998, IMI owned 8.1% or 1,540,000 shares of the outstanding common stock of Ocwen Asset Investment Corp. ("OAC"), as well as 8.7% or 1,808,733 units of Ocwen Partnership, L.P. ("OPLP"), the operating partnership formed to undertake the business of OAC and, through subsidiaries, also owns non-residential real estate properties as well as residential units in cooperative buildings. OFS was formed in October 1996 for the purpose of purchasing substantially all of the assets of Admiral (a transaction which closed on May 1, 1997), the Company's primary correspondent mortgage banking firm for subprime single family residential loans, and of assuming all of the Bank's subprime single family residential lending operations. Ocwen Capital Trust I, a wholly owned subsidiary of Ocwen, was formed for the express purpose of issuing $125.0 million of 10 7/8% Capital Securities, the proceeds of which were invested in 10 7/8% Junior Subordinated Debentures issued by Ocwen.

         The following discussion of the Company's consolidated financial condition and results of operations and capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 hereof.



HIGHLIGHTS FOR THE QUARTER ENDED JUNE 30, 1998

         On April 24, 1998, the Company, through its wholly-owned subsidiary Ocwen UK, acquired the mortgage loan portfolio and residential subprime mortgage loan origination and servicing businesses from Cityscape UK for $421.3 million ((British pound)249.6 million) and assumed $34.3 million ((British pound)20.3 million) of its liabilities. See Note 3 to the Interim Consolidated Financial statement included in Item 1 hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         On May 12, 1998, the Company established a wholly-owned subsidiary, Ocwen Technology Xchange, Inc. ("OTX"), to supply its advanced mortgage loan servicing, resolution and work flow technology to the mortgage and real estate industries. OTX has two subsidiaries which were previously acquired by the
Company:  Amos,  Inc., a developer of mortgage loan  servicing  and  origination software and workflow technology, acquired in October 1997, and DTS Communications, Inc., a leading real estate technology company, acquired in January 1998.

         On June 29, 1998, the Company completed the securitization of 4,522 subprime single family residential mortgage loans with an aggregate unpaid principal balance of $382.7 million. The Company recorded a net gain of $9.7 million on the sale of the senior classes of securities in connection with this transaction. The Company continues to service the loans for a fee and has retained the related residual security.

         On June 29, 1998, the Company, as part of a larger transaction involving the Company, Black Rock Finance LP and Residential Funding Corporation, completed the securitization of 1,155 single family residential mortgage discount loans with an aggregate unpaid principal balance of $98.3 million. The Company recorded a net gain of $12.2 million on the sale of the senior classes of securities in connection with this transaction. The Company continues to service the loans for a fee and has retained the related subordinate security.

         On June 30, 1998, the Company completed the securitization of 14,179 UK subprime single family residential mortgage loans with an aggregate unpaid principal balance of (British pound)218.1 million ($363.8 million), the largest such securitization in the history of the UK. The Company recorded a net gain of (British pound)5.5 million ($9.1 million) on the sale of (British pound)222.0 million ($370.3 million) senior classes of securities in connection with this transaction. The Company continues to service the loans for a fee and has retained the related residual security.

         For the three months ended June 30, 1998, the Company purchased discount loans with a total unpaid principal balance of approximately $585.8 million, including $217.7 million of single family residential discount loans from Union Bank of Switzerland. Combined purchases and originations of subprime single family loans for the same period amounted to approximately $658.0 million of unpaid principal balance, including $421.3 million purchased in connection with the acquisition of Cityscape UK.

RECENT DEVELOPMENTS

         On July 27, 1998, the Company sold its entire portfolio of AAA-rated agency IOs for $137.5 million, which represents book value. A $77.6 million pre-tax ($62.4 million after-tax) impairment loss was previously charged to earnings in the second quarter of 1998 as a result of the Company's decision to discontinue this investment activity and write-down the book value of the IOs.

         On July 28, 1998, the Company announced that it has engaged an investment bank to identify potential strategic partners who can enable the Company to expand its franchise both domestically and internationally. Further, on July 30, 1998 in response to investor inquiries, Willliam C. Erbey, Chairman and Chief Executive Officer stated that "Our capital and businesses have never been stronger. We see vast opportunities to further deploy our services in new and untapped markets. It is for this reason, and this reason only, that we are considering strategic alliances to complement our strengths. Affiliations could take on many different forms only one of which is a merger. However, a merger would only occur if the transaction was clearly in the best interest of Ocwen's employees, customers and shareholders."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                     At or For the Three Months Ended June 30,
                                                   ---------------------------------------------
                                                         1998            1997         Change
                                                   ---------------   ------------  -------------
                                                   (Dollars in thousands, except per share data)

Net interest income ..............................   $    34,152     $    28,074        22%
Provision for loan losses ........................         9,675           7,909        22
Non-interest income excluding impairment loss ....        68,123          33,289       105
Impairment loss on AAA-rated agency IOs ..........       (77,645)             --        --
Non-interest expense .............................        55,771          31,080        79
Equity in earnings of investment in joint ventures            --           1,301      (100)
Net (loss) income ................................       (37,899)         18,792      (302)

PER COMMON SHARE (1)
(Loss) income per share:
   Basic .........................................   $     (0.62)    $      0.35      (277)%
   Diluted .......................................         (0.62)           0.35      (277)
Stock price:
   High ..........................................   $     28.38     $     16.44        73%
   Low ...........................................         22.31           12.75        75
   Close .........................................         26.88           16.31        65

AVERAGE BALANCES
Interest-earning assets ..........................   $ 3,401,335     $ 2,334,115        46%
Interest-bearing liabilities .....................     3,181,946       2,345,476        36
Stockholders' equity .............................       434,598         232,758        87

KEY RATIOS
Interest rate spread:
   Yield on interest-earning assets ..............         10.24%          11.47%      (11)%
   Cost of interest-bearing liabilities ..........          6.65            6.63        --
   Interest rate spread ..........................          3.59            4.84       (26)
Annualized return on average assets (2) (3) ......         (3.80)           2.75      (238)
Annualized return on average equity (3) ..........        (34.88)          32.29      (208)
Efficiency ratio(4) ..............................        226.44           49.60       357
Core (leverage) capital ratio ....................          9.64            9.40         3
Risk-based capital ratio .........................         16.11           13.81        17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                                                                   At or For the Six Months Ended June 30,
                                                               ----------------------------------------------
                                                                  1998               1997           Change
                                                               ----------         ----------      -----------
                                                                (Dollars in thousands, except per share data)
FOR THE PERIOD:
Net interest income..................................         $    51,337        $    45,437           13%
Provision for loan losses............................              11,929             17,651          (32)
Non-interest income excluding impairment loss........             113,529             54,640          108
Impairment loss on AAA-rated agency IOs .............             (77,645)                --           --
Non-interest expense.................................              89,824             53,777           67
Equity in earnings of investment in joint ventures...                  --             15,674         (100)
Net (loss) income....................................             (15,554)            35,833         (143)

PER COMMON SHARE (1):
(Loss) income per share:
  Basic..............................................         $     (0.26)       $      0.67         (139)%
  Diluted............................................               (0.25)              0.66         (138)
Stock Price:
  High...............................................         $     30.75        $     17.38           77%
  Low................................................               22.25              12.63           76
  Close..............................................               26.88              16.31           65

AVERAGE BALANCES:
Interest-earning assets..............................         $ 3,015,879        $ 2,251,951           34%
Interest-bearing liabilities.........................           2,793,556          2,302,046          (21)
Stockholders' equity.................................             430,544            222,386           94

KEY RATIOS:
Interest rate spread:
  Yield on interest-earning assets...................                9.60%             10.79%         (11)%
  Cost of interest-bearing liabilities...............                6.69               6.61            1
     Interest rate spread............................                2.91               4.18          (30)
Annualized return on average assets (2)(3)...........               (0.86)              2.68         (132)
Annualized return on average equity (3)..............               (7.23)             32.23         (122)
Efficiency ratio (4).................................              102.98              46.46          122
Core (leverage) capital ratio........................                9.64               9.40            3
Risk-based capital ratio.............................               16.11              13.81           17

(1) Retroactively adjusted for the 2-for-1 stock split approved by the Company's Board of Directors on October 29, 1997.
(2) Includes the Company's pro rata share of average assets held by its 50% joint venture for the three and six months ended June 30, 1997.
(3) Exclusive of the impairment loss of $77,645 ($62,368 after tax), the annualized return on average assets would have been 2.45% and 2.58% for the three and six months ended June 30, 1998, respectively, and the annualized return on average equity would have been 22.52% and 21.75% for the three and six months ended June 30, 1998, respectively.
(4) Before provision for loan losses, and including equity in earnings of investment in joint venture for the three and six months ended June 30, 1997. Exclusive of the pre-tax impairment loss of $77,645, the efficiency ratio would have been 54.53% and 54.48% for the three and six months ended June 30, 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

SECOND QUARTER SUMMARY

         The Company recorded a net loss of $37.9 million for the three months ended June 30, 1998 as compared to a net income of $18.8 million for the same period in 1997. Diluted loss per share was $0.62 for the second quarter of 1998 as compared to diluted income per share of $0.35 for the second quarter of 1997. The net loss for the second quarter of 1998 includes a $62.4 million after-tax charge against earnings related to the Company's decision to immediately discontinue its investments in AAA-rated agency IOs. Excluding the IO-related charge, the Company would have reported net income of $24.5 million or $0.40 per diluted share for the 1998 second quarter.

         The $6.1 million or 22% increase in net interest income during the second quarter of 1998 as compared to the second quarter of 1997 is primarily due to a $20.1 million or 30% increase in interest income as a result of a $1.07 billion increase in average balance of interest-earning assets, offset by a $14.0 million or 36% increase in interest expense as a result of an $836.5 million or 36% increase in the average balance of interest-bearing liabilities.

         The $1.8 million increase in the provision for loan losses for the three months ended June 30, 1998 as compared to the same period in 1997 is due primarily to an additional $2.1 million of general reserves established on discount loans.

         Exclusive of the impairment loss of $77.6 million, non-interest income increased by $34.8 million or 105% primarily as a result of a $10.5 million increase in gains on sales of interest earning assets, a $5.9 million increase in gains on real estate owned, an $8.6 million increase in servicing fees and other charges (as a result of a 184.8% increase in the average balance of loans serviced for others) and a $9.8 million increase in other income.

         On December 12, 1997, the LLC distributed all of its remaining assets to its partners. As a result, no equity in earnings of investment in joint venture was recorded during the second quarter of 1998. During the second quarter of 1997, the Company recorded $1.3 million of income related to its investment in joint venture.

         Non-interest expense, which includes $3.5 million and $11.3 million of operating expenses related to OTX and Ocwen UK, respectively, increased $24.7 million or 79% during the three months ended June 30, 1998 as compared to the same period in 1997 primarily as a result of (i) a $10.1 million increase in compensation and benefits, due to an 83% increase in the average number of employees, (ii) a $4.6 million increase in occupancy and equipment expense, and
(iii) a $9.1 million increase in other operating expenses.

         Distributions on the 10 7/8% Capital Securities issued in August 1997 amounted to $3.4 million for the second quarter of 1998 as compared to $0 for the same period in 1997.

         Income tax benefit was recorded at a rate of 14.4% for the second quarter of 1998 as compared to income tax expense of 21.7% for the comparable period in the prior year. The Company estimates that its effective tax rate for 1998 will approximate 11.5% before the use of a net operating loss carry-forward which resulted in a $3.4 million increase in tax benefit for the first half of 1998.

RESULTS OF OPERATIONS: THREE AND SIX MONTHS ENDED JUNE 30, 1998 VERSUS THREE AND SIX MONTHS ENDED JUNE 30, 1997

         NET INCOME SUMMARY BY BUSINESS ACTIVITY. The Company continues to engage in significant discount loan acquisition and resolution activities and a variety of other mortgage lending activities, which generally reflect the Company's desire to focus on business lines which leverage its core competency, the servicing and management of servicing intensive assets. The following table presents the estimated contribution by business activity to the Company's net income for the periods indicated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                                                             Three Months                               Six Months
                                                --------------------------------------     --------------------------------------
                                                      1998                  1997                 1998                 1997
For the periods ended June 30,                  ----------------     -----------------     ----------------     -----------------
(Dollars in thousands)                           Amount       %        Amount       %       Amount       %       Amount        %
---------------------------------------------   --------     ---     ----------    ---     --------     ---     --------      ---
Discount Loans:
   Single family residential loans ..........   $  5,524      23     $  5,072       27     $ 22,519      48     $ 12,324       34
   Large commercial real estate loans .......     10,434      43        6,813       36       13,297      29        9,804       27
   Small commercial real estate loans .......      2,649      11          588        3        6,018      13        1,142        3

 Investment in low-income housing tax
   credits...................................        535       2        2,161       12        5,285      11        3,760       11

Commercial real estate lending ..............      5,661      23        1,466        8        5,318      11        2,068        6

Subprime single family residential lending(1)      1,092       4         (198)      (1)       2,364       5          744        2

Mortgage loan servicing (1) .................      2,600      11           38       --        4,128       9        1,108        3

Investment securities .......................     (2,044)     (8)       1,761        9       (9,748)    (21)       3,405       10

OTX .........................................     (3,147)    (14)          --       --       (4,250)     (9)          --       --

Other .......................................      1,165       5        1,091        6        1,883       4        1,478        4
                                                --------     ---     --------      ---     --------     ---     --------      ---
                                                  24,469     100%      18,792      100%      46,814     100%      35,833      100%
                                                             ===                   ===                  ===                   ===

Impairment loss on AAA-rated agency IOs .....    (62,368)                  --               (62,368)                  --
                                                --------             --------              --------             --------
                                                $(37,899)            $ 18,792              $(15,554)            $ 35,833
                                                ========             ========              ========             ========

(1) Includes net income from foreign operations derived from Ocwen UK of $7.1 million resulting from its subprime single family residential lending and mortgage loan servicing activities for the three and six months ended June 30, 1998.

         The Company's discount loan activities include asset acquisition, servicing and resolution of single family residential, large commercial and small commercial loans and the related real estate owned. Investment in low-income housing tax credits includes the Company's investments, primarily through limited partnerships, in qualified low-income rental housing for the purpose of obtaining Federal income tax credits pursuant to Section 42 of the Internal Revenue Code ("Code"). Low-income housing tax credits and benefits of $4.3 million and $2.9 million for the quarters ended June 30, 1998 and 1997, respectively, and $9.0 million and $6.5 million for the six months ended June 30, 1998 and 1997, respectively, are included as credits against income tax expense. Commercial lending includes the Company's origination of multi-family and commercial real estate loans held for investment. Subprime single family lending includes the Company's acquisition and origination of single family residential loans to nonconforming borrowers which are recorded as available for sale and the Company's historical loan portfolio of single family residential loans held for investment. Mortgage loan servicing includes the Company's fee-for-services business of providing loan servicing, including asset management and resolution services, to third-party owners of nonperforming, underperforming and subprime assets. Investment securities includes the results of the securities portfolio, whether available for sale, trading or investment, other than REMIC residuals and subordinate interests related to the Company's securitization activities which have been included in the related business activity.

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

         NET INTEREST INCOME. The operations of the Company are substantially dependent on its net interest income, which is the difference between the interest income received from its interest-earning assets and the interest expense paid on its interest-bearing liabilities. Net interest income is determined by an institution's net interest spread (i.e. the difference between the yield earned on its interest-earning assets and the rates paid on its interest-bearing liabilities), the relative amount of interest-earning assets and interest-bearing liabilities and the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

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

                                                                      Three months ended June 30,
                                          ----------------------------------------------------------------------------------
                                                            1998                                      1997
                                          ----------------------------------------- ----------------------------------------
                                            Average                      Annualized   Average                     Annualized
                                            Balance       Interest       Yield/Rate   Balance       Interest      Yield/Rate
                                          -----------    ----------      ---------- -----------    ----------     ----------
                                                                        (Dollars in thousands)
AVERAGE ASSETS:
Federal funds sold and repurchase
   agreements..........................   $   127,444    $    1,758          5.52%  $    63,192    $      795          5.03%
Securities available for sale (1)......       589,879         4,565          3.10       308,267         6,509          8.45
Loans available for sale (2)...........       998,282        25,291         10.13       135,801         3,973         11.70
Investment securities and other........        93,100         1,532          6.58        29,113           745         10.24
Loan portfolio (2).....................       285,609        11,655         16.32       447,591        10,674          9.54
Discount loan portfolio................     1,307,021        42,281         12.94     1,350,151        44,246         13.11
                                          -----------    ----------                 -----------    ----------
Total interest-earning assets, interest
   income..............................     3,401,335        87,082         10.24     2,334,115        66,942         11.47
                                                         ----------                                ----------
Non-interest earning cash..............        25,264                                    12,204
Allowance for loan losses..............       (24,143)                                  (21,441)
Investments in low-income housing
   tax credit interests................       113,851                                   100,779
Investment in joint ventures...........         1,056                                    30,128
Real estate owned, net.................       176,613                                   102,527
Other assets...........................       298,926                                   174,003
                                          -----------                               -----------
   Total assets........................   $ 3,992,902                               $ 2,732,315
                                          ===========                               ===========
AVERAGE LIABILITIES AND
  STOCKHOLDERS' EQUITY:
Interest-bearing demand deposits.......   $    26,884    $      257          3.82   $    42,600    $      496          4.66
Savings deposits.......................         1,743            10          2.29         2,037            12          2.36
Certificates of deposit................     1,843,357        28,410          6.16     2,030,734        30,863          6.08
                                          -----------    ----------                 -----------    ----------
   Total interest-bearing deposits.....     1,871,984        28,677          6.13     2,075,371        31,371          6.05
Notes, debentures and other............       226,373         6,734         11.90       245,523         7,148         11.65
Obligations outstanding under
   lines of credit.....................       924,218        15,103          6.54            --            --            --
Securities sold under agreements to
   repurchase..........................       159,371         2,416          6.06        14,272           204          5.72
Federal Home Loan Bank advances........            --            --            --        10,310           145          5.63
                                          -----------    ----------                 -----------    ----------
   Total interest-bearing liabilities,
     interest expense..................     3,181,946        52,930          6.65     2,345,476        38,868          6.63
                                                         ----------                                ----------
Non-interest bearing deposits..........        19,440                                    28,147
Escrow deposits........................       142,986                                    72,006
Other liabilities......................       213,932                                    53,928
                                          -----------                               -----------
   Total liabilities...................     3,558,304                                 2,499,557
Stockholders' equity...................       434,598                                   232,758
                                          -----------                               -----------
   Total liabilities and stockholders'
     equity............................   $ 3,992,902                               $ 2,732,315
                                          ===========                               ===========

Net interest income before provision
   for loan losses.....................                  $   34,152                                $   28,074
                                                         ==========                                ==========
Net interest rate spread...............                                      3.59%                                     4.84%
                                                                            =====                                     =====
Net interest margin....................                                      4.02%                                     4.81%
                                                                            =====                                     =====
Ratio of interest-earning assets to
   interest-bearing liabilities........           107%                                      100%
                                                 ====                                      ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                                                                        Six months ended June 30,
                                          ----------------------------------------------------------------------------------
                                                              1998                                      1997
                                          ------------------------------------------    ------------------------------------
                                            Average                       Annualized    Average                   Annualized
                                            Balance        Interest       Yield/Rate    Balance      Interest     Yield/Rate
                                          -----------     -----------     ----------  -----------  ------------   ----------
                                                                          (Dollars in thousands)
AVERAGE ASSETS:
Federal funds sold and repurchase
   agreements .........................   $   102,164     $     2,437         4.77%  $    97,765   $     2,453       5.02%
Securities available for trading ......            --              --           --         6,589           248       7.53
Securities available for sale (1)  ....       559,602           8,526         3.05       323,640        14,682       9.07
Loans available for sale  (2) .........       668,838          34,794        10.40       127,823         6,824      10.68
Investment securities and other .......        58,796           2,017         6.86        26,306         1,426      10.84
Loan portfolio (2) ....................       283,412          17,917        12.64       435,642        21,366       9.81
Discount loan portfolio ...............     1,343,067          79,078        11.78     1,234,186        74,470      12.07
                                          -----------     -----------                -----------   -----------
Total interest-earning assets, interest
   income .............................     3,015,879         144,769         9.60     2,251,951       121,469      10.79
                                                          -----------                              -----------
Non-interest earning cash .............        22,744                                     11,781
Allowance for loan losses .............       (25,026)                                   (18,897)
Investments in low-income housing tax
   credit interests ...................       122,775                                     95,588
Investment in joint ventures ..........         1,056                                     46,882
Real estate owned, net ................       174,283                                    107,377
Other assets ..........................       311,765                                    176,624
                                          -----------                                -----------
   Total assets .......................   $ 3,623,476                                $ 2,671,306
                                          ===========                                ===========
AVERAGE LIABILITIES AND
   STOCKHOLDERS' EQUITY:
Interest-bearing demand deposits ......   $    22,018     $       613         5.57   $    33,275   $       723       4.35
Savings deposits ......................         1,739              20         2.30         2,328            27       2.32
Certificates of deposit ...............     1,804,089          55,889         6.20     1,997,377        60,514       6.06
                                          -----------     -----------                -----------   -----------
   Total interest-bearing deposits ....     1,827,846          56,522         6.18     2,032,980        61,264       6.03
Notes, debentures and other ...........       226,626          13,486        11.90       235,547        13,863      11.77
Obligations outstanding under
   lines of credit ....................       604,214          19,623         6.50            --            --         --
Securities sold under agreements to
   repurchase .........................       131,130           3,701         5.64        17,603           477       5.42
Federal Home Loan Bank advances .......         3,740             100         5.35        15,916           428       5.38
                                          -----------     -----------                -----------   -----------
   Total interest-bearing liabilities,
     interest expense .................     2,793,556          93,432         6.69     2,302,046        76,032       6.61
                                                          -----------                              -----------
Non-interest bearing deposits .........        21,022                                     20,765
Escrow deposits .......................       126,283                                     71,860
Other liabilities .....................       252,071                                     54,249
                                          -----------                                -----------
   Total liabilities ..................     3,192,932                                  2,448,920
Stockholders' equity ..................       430,544                                    222,386
                                          -----------                                -----------
   Total liabilities and stockholders'
     equity ...........................     3,623,476                                  2,671,306
                                          ===========                                ===========
Net interest income before Provision ..                   $    51,337                              $    45,437
   for loan losses ....................                   ===========                              ===========
Net interest rate spread ..............                                       2.91%                                  4.18%
                                                                              ====                                  =====
Net interest margin ...................                                       3.40%                                  4.04%
                                                                              ====                                  =====
Ratio of interest-earning assets to
   interest-bearing liabilities .......           108%                                        98%
                                                  ===                                         ==

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

                                                    Three months                        Six months
                                         --------------------------------    --------------------------------
                                                    1998 vs 1997                       1998 vs 1997
For the periods ended June 30,           --------------------------------    --------------------------------
(Dollars in thousands)                      Increase (decrease) due to          Increase (decrease) due to
--------------------------------------   --------------------------------    --------------------------------
                                           Rate       Volume       Total       Rate       Volume      Total
                                         --------    --------    --------    --------    --------    --------
Interest-Earning Assets:
   Federal funds sold and repurchase
     agreements ......................   $     83    $    880    $    963    $   (124)   $    108    $    (16)
   Securities held for trading .......         --          --          --          --        (248)       (248)
   Securities available for sale .....     (5,666)      3,722      (1,944)    (13,140)      6,984      (6,156)
   Loans available for sale ..........       (602)     21,920      21,318        (179)     28,149      27,970
   Loans .............................      5,770      (4,789)        981       5,198      (8,647)     (3,449)
   Discount loans ....................       (565)     (1,400)     (1,965)     (1,837)      6,445       4,608
   Investment securities and other ...       (348)      1,135         787        (672)      1,263         591
                                         --------    --------    --------    --------    --------    --------
     Total interest-earning assets ...     (1,328)     21,468      20,140     (10,754)     34,054      23,300
                                         --------    --------    --------    --------    --------    --------

Interest-Bearing Liabilities:
   Interest-bearing demand deposits ..        (78)       (161)       (239)        172        (282)       (110)
   Savings deposits ..................         --          (2)         (2)         --          (7)         (7)
   Certificate of deposit ............        430      (2,883)     (2,453)      1,338      (5,963)     (4,625)
                                         --------    --------    --------    --------    --------    --------
     Total interest-bearing deposits .        352      (3,046)     (2,694)      1,510      (6,252)     (4,742)
   Notes, debentures and other
     interest-bearing obligations ....        153        (567)       (414)      1,598      (1,975)       (377)
   Securities sold under agreements to
     repurchase ......................         13       2,199       2,212          21       3,203       3,224
   Obligations outstanding under lines
     of credit .......................         --      15,103      15,103          --      19,623      19,623
   Federal Home Loan Bank
     advances ........................        (73)        (72)       (145)         (2)       (326)       (328)
                                         --------    --------    --------    --------    --------    --------
   Total interest-bearing liabilities.        445      13,617      14,062       3,127      14,273      17,400
                                         --------    --------    --------    --------    --------    --------
Increase in net interest income ......   $ (1,773)   $  7,851    $  6,078    $(13,881)   $ 19,781    $  5,900
                                         ========    ========    ========    ========    ========    ========

         The Company's net interest income of $34.2 million increased $6.1 million or 22% during the three months ended June 30, 1998 as compared to the comparable period in the prior year. Interest income increased $20.1 million or 30% due to a $1.07 billion or 46% increase in the Company's average interest-earning assets, offset by a 123 basis point decline in the weighted average yield earned. Of the $1.07 billion increase in average interest earning assets, $862.5 million and $281.6 million relate to increases in loans available for sale and securities available for sale, respectively, offset by a $162.0 million decrease in loan portfolio. Interest expense increased $14.1 million or 36% due to an $836.5 million or 36% increase in the Company's average interest-bearing liabilities. Of the $836.7 million net increase in the average balance of interest-bearing liabilities, $924.2 million and $145.1 million relate to increases in borrowings under lines of credit and securities sold under agreements to repurchase, respectively, offset by a $187.4 million decline in certificates of deposit.

         The Company's net interest income of $51.3 million for the six months ended June 30, 1998, increased $5.9 million or 13% as compared to the same period in the prior year. The increase resulted from a $763.9 million increase in average interest earnings assets, offset by a 119 basis point decline in the weighted average yield earned and a $491,000 increase in average interest-bearing liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         INTEREST INCOME. Interest income on loans available for sale increased $21.3 million or 537% during the second quarter of 1998 as compared to the same period in 1997 primarily as a result of a $862.5 million increase in the average balance offset by a 157 basis point decrease in the weighted average yield earned. The $862.5 million increase in loans available for sale is primarily as a result of $292.8 million purchased from the U.S. operations of Cityscape and $421.3 million purchased in connection with the acquisition of the UK operations of Cityscape. For the first six months of 1998, interest income on loans available for sale increased $28.0 million or 410% as compared to 1997 due to an increase in the average balance of loans available for sale of $541.0 million or 423% which was offset in part by a 28 basis point decrease in the weighted average yield earned. The decrease of 123 and 119 basis points in weighted average yields for the three and six months ended June 30, 1998, respectively, as compared to comparable periods in 1997 is primarily due to an increase in nonperforming subprime single-family residential mortgage loans during the second quarter of 1998.

         Interest income on the loan portfolio increased by $981,000 or 9% in the three months ended June 30, 1998 versus the three months ended June 30, 1997 primarily due to a 678 basis point increase in the weighted average yield earned offset by a $162 million or 36% decrease in the average balance of the loan portfolio. For the six months ended June 30, 1998, interest income on the loan portfolio decreased $3.4 million or 16% over that of the same period in 1997 as a result of a $152.2 million or a 35% decrease in the average balance of the loan portfolio which was offset in part by a 283 basis point increase in the weighted average yield earned on the portfolio. The increases in the average yield earned during 1998 are primarily due to $4.7 million of additional interest received during the second quarter of 1998 in connection with the payoff of nonresidential loans.

         Interest income on the discount loan portfolio decreased by $2.0 million or 4% in the three months ended June 30, 1998 as compared to the same period in 1997 primarily as a result of a $43.1 million or 3% decrease in the average balance of the discount loan portfolio. For the six months ended June 30, 1998, and compared to the same period in 1997, interest income on the discount loan portfolio increased $4.6 million or 6% due to a $108.9 million or 9% increase in the average balance of the discount loan portfolio which was offset in part by a 29 basis point decrease in the weighted average yield earned. The yield on the overall discount loan portfolio may fluctuate from quarter to quarter as a result of the timing of resolutions, particularly the resolution of large multifamily and commercial loans and the mix of the overall portfolio between paying and non-paying loans.

         Interest income on securities available for sale decreased by $1.9 million or 30% during the second quarter of 1998 as compared to the same period in 1997 primarily due to a 535 basis point decline in the weighted average yield earned, which was offset by a $281.6 million or 91% increase in the average balance. For the six months ended June 30, 1998 interest income on securities available for sale decreased $6.2 million as a result of a 602 basis point decline in the weighted average yield earned which was offset by a $236.0 million increase in the average balance. The decrease in the weighted average yield during 1998 as compared to 1997 is primarily related to IOs and subprime residual securities as a result of declining interest rates and the resulting increase in prepayment speeds, a $4.2 million write-down of cost basis of certain subprime residual securities during the second quarter of 1998, an $8.5 million write-down of cost basis of certain IOs during the first quarter of 1998 (which have been sold as part of the IO sale), net of the reversal of $4.5 million of reserves during the first quarter of 1998.

         INTEREST EXPENSE. Interest expense of $52.9 million for the second quarter of 1998 increased by $14.1 million or 36% over the comparable period in the prior year as a result of an $836.5 million or 36% increase in the average balance of interest-bearing liabilities. Of the $836.5 million net increase in the average balance of interest-bearing liabilities, $924.2 million and $145.1 million related to increases in borrowings under lines of credit and securities sold under agreements to repurchase, respectively, offset by a $187.4 million decline in certificates of deposit. The increase in borrowing under lines of credit is primarily due to the Company's use of lines of credit at OFS and Ocwen UK to fund the subprime single-family residential loan growth. For the first six months of 1998, interest expense amounted to $93.4 million, a $17.4 million or 23% increase over the same period of the prior year.

         For additional information regarding lines of credit, see "Changes in Financial Condition - Obligations Outstanding Under Lines of Credit" and "Liquidity, Commitments and Off-Balance Sheet Risks."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         PROVISION FOR LOAN LOSSES. Provision for losses on loans are charged to operations to maintain an allowance for losses on each of the loan portfolio and the discount loan portfolio at a level which management considers adequate based upon an evaluation of known and inherent risks in such loan portfolios. Management's periodic evaluation is based upon portfolio composition, asset classifications, historical loss experience, current economic conditions and other relevant factors.

         The following table sets forth the components of the Company's provision for loan losses for the periods indicated.

                                                        Three Months                          Six Months
For the periods ended June 30,                --------------------------------     -------------------------------
(Dollars in thousands)                            1998                1997              1998              1997
-----------------------------------------     -------------      -------------     -------------     -------------
Discount loans...........................     $       9,562      $       7,769     $      11,485     $      16,165
Loan portfolio...........................               113                140               444             1,486
                                              -------------      -------------     -------------     -------------
   Total.................................     $       9,675      $       7,909     $      11,929     $      17,651
                                              =============      =============     =============     =============

         The increase in loan loss provision for discount loans during the second quarter of 1998 as compared to the second quarter of 1997 is due primarily to an additional $2.1 million of general reserves established on discount loans. The decline in the loan loss provision for discount loans during the six months ended June 30, 1998 as compared to the same period in the prior year is due primarily to (1) the recapture during the first quarter of 1998 of previously established provisions in connection with the securitization of single family residential discount loans during the first quarter of 1998, offset by the additional $2.1 million of general reserves established during the second quarter of 1998 as discussed above, and (2) the inclusion in provision for the first quarter of 1997 of $2.0 million of additional reserves that were provided in connection with the unsecuritized discount loans remaining from the first quarter 1997 securitization. No similar charges were taken in 1998. The decline in the loan loss provision for the loan portfolio is primarily due to a one-time charge of $1.1 million in the second quarter of 1997 to reserve for losses on a specific loan.

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

         NON-INTEREST INCOME. The following table sets forth the principal components of the Company's non-interest income during the periods indicated.

                                                        Three Months                          Six Months
For the periods ended June 30,                --------------------------------     -------------------------------
(Dollars in thousands)                            1998                1997              1998              1997
-----------------------------------------     -------------      -------------     -------------     -------------
Servicing fees and other charges.............. $     13,488       $      4,845       $    23,260       $    10,081
Gains on sales of interest-earning assets, net       33,828             23,365            62,565            40,143
Impairment loss on AAA-rated agency IOs.......      (77,645)                --           (77,645)               --
Gain on real estate owned, net................       10,521              4,629            11,547             3,835
Other income..................................       10,286                450            16,157               581
                                               ------------       ------------       -----------       -----------
   Total...................................... $     (9,522)      $     33,289       $    35,884       $    54,640
                                               ============       ============       ===========       ===========

         The $13.2 million increase in servicing fees and other charges during the first six months of 1998 was due to an increase in loan servicing and related fees as a result of the Company's increase in loans (primarily subprime and non-performing) serviced for others. The average unpaid principal balance of loans serviced for others amounted to $7.12 and $6.63 billion during the three and six months ended June 30, 1998, as compared to $2.50 and $2.27 billion during the three and six months ended June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

The following table sets forth the Company's loans serviced for others at June 30, 1998 (dollars in thousands):

                            Discount Loans          Subprime Loans           Other Loans              Total
                       ---------------------   ----------------------    --------------------  ---------------------
                                      No. of                   No. of                  No. of                 No. of
                         Amount       Loans      Amount        Loans      Amount       Loans     Amount       Loans
                       ----------    -------   ----------      ------    --------      ------  ----------     ------
Loans securitized (1). $  913,215     15,265   $1,746,595      43,464    $     --         --   $2,659,810     58,729
Loans serviced
 for third parties....  1,679,177     23,760    3,198,910      40,637     635,263      2,192    5,513,350     66,589
                       ----------    -------   ----------      ------    --------      -----   ----------     ------
                       $2,592,392     39,025   $4,945,505      84,101    $635,263      2,192   $8,173,160    125,318
                       ==========     ======   ==========      ======    ========      =====   ==========    =======

----------------
(1) Consists of loans securitized by the Company and now held by a third-party securitization entity (in which the Company retains a subordinate and/or residual interest).

         Net gains on sales of interest-earning assets in the second quarter of 1998 were primarily comprised of $31.0 million of net gains recognized in connection with the securitization of single family discount and single family subprime residential mortgage loans, as presented in the table below, including a $9.1 million gain recognized in connection with the securitization of 14,179 UK subprime single family residential mortgage loans with an aggregate principal balance of (British pound)218.1 million ($363.8 million). Additionally the Company recognized a $2.8 million gain on the sale of small commercial discount loans. Net gains on sales of interest-earning assets in the second quarter of 1997 were primarily comprised of $21.0 million of net gains in connection with the securitization of single family discount and single family subprime residential mortgage loans, as presented in the table below, and additionally, the Company recorded a $2.6 million gain on the sale of mortgage-related securities to OAC.

         Gains on sale of interest-earning assets (as well as other assets, such as real estate owned, as discussed below) generally are dependent on various factors which are not necessarily within the control of the Company, including market (both for mortgages and securitizations) and economic conditions and government fiscal and monetary policies, prevailing interest and currency exchange rates and credit, prepayment, basis and asset/liability risks. As a result, there can be no assurance that the gains on sale of interest-earning assets (and other assets) reported by the Company in prior periods will be reported in future periods or that there will not be substantial inter-period variations in the results from such activities.

         The following table sets forth the Company's net gains recognized in connection with the securitization of loans during the periods indicated (dollars in thousands):

                              Loans Securitized                                       Book Value
--------------------------------------------------------------------------------    of Securities
                 Type of Loans                      Principal       No. of Loans       Retained          Net Gain
--------------------------------------------       -----------      ------------     ------------      -----------
For the Three Months Ended June 30, 1998:
   Single family discount...................       $    98,345            1,155       $     4,831      $    12,219
   Single family subprime...................           746,517           18,701            61,250           18,808
                                                   -----------      -----------       -----------      -----------
                                                   $   844,862           19,856       $    66,081      $    31,027
                                                   ===========      ===========       ===========      ===========

For the Three Months Ended June 30, 1997:
   Single family discount...................       $   170,641            1,783       $     6,704      $    17,200
   Single family subprime...................           104,845              896             7,132            4,462
                                                   -----------      -----------       -----------      -----------
                                                   $   275,486            2,679       $    13,836      $    21,662
                                                   ===========      ===========       ===========      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                              Loans Securitized                                       Book Value
--------------------------------------------------------------------------------    of Securities
                 Type of Loans                      Principal       No. of Loans       Retained          Net Gain
--------------------------------------------       -----------      ------------     ------------      -----------
For the Six Months Ended June 30, 1998:
   Single family discount...................       $   325,894            4,932       $    20,205      $    28,917
   Single family subprime...................           907,917           20,140            71,112           26,740
                                                   -----------      -----------       -----------      -----------
                                                   $ 1,233,811           25,072       $    91,317      $    55,657
                                                   ===========      ===========       ===========      ===========

For the Six Months Ended June 30, 1997:
   Single family discount...................       $   215,396            2,664       $     9,657      $    26,700
   Single family subprime...................           104,845              896             7,132            4,462
                                                   -----------      -----------       -----------      -----------
                                                   $   320,241            3,560       $    16,789      $    31,162
                                                   ===========      ===========       ===========      ===========

         The Company's securitization activities also result in subordinated and/or residual securities which the Company retains, which have a carrying value of $207.8 million at June 30, 1998 and which are included in securities available for sale at fair value. See "Changes in Financial Condition - Securities Available for Sale."

         Impairment loss on AAA-rated agency IOs amounted to $77.6 million, or $62.4 million after tax, for the second quarter and first six months of 1998. This charge resulted from the Company's decision to discontinue this activity and write-down the book value of the IO portfolio. On July 27, 1998 the Company sold the entire AAA-rated agency IO portfolio at book value.

         The following table sets forth the results of the Company's investment in real estate owned (which does not include investments in real estate), which were primarily related to the discount loan portfolio, during the periods indicated:

                                                        Three months                         Six months
For the periods ended June 30,                  -----------------------------       ------------------------------
(Dollars in thousands)                              1998              1997              1998               1997
-------------------------------------------     ------------      -----------       ------------       -----------
Gains on sales(1).........................      $    14,619       $     6,568       $    23,382        $    10,466
Provision for loss in fair value..........           (1,645)               90            (5,879)            (2,247)
Rental income (carrying costs), net.......           (2,453)           (2,029)           (5,956)            (4,384)
                                                ------------      -----------       ------------       -----------
   Gain (loss) on real estate owned, net..      $    10,521       $     4,629       $    11,547        $     3,835
                                                ===========       ===========       ===========        ===========

-----------------
(1) The increase in gains on sales during 1998 is primarily the result of increased volume. The Company sold 779 and 1,389 properties during the three and six months ended June 30, 1998, respectively, as compared to 223 and 756 during the three and six months ended June 30, 1997, respectively.

         For additional information relating to the Company's real estate owned, see "Changes in Financial Condition-Real Estate Owned."

         Other income of $10.3 million for the first quarter of 1998 includes $2.9 million of gains on sales of investments in real estate, $2.7 million of brokerage commissions earned in connection with the origination of loans by Ocwen UK and $1.5 million of management fees received from OAC. Included in other income for the six months ended June 30, 1998 was a $4.7 million gain recognized in connection with the sale of investments in two low-income housing tax credit projects which occurred in the first quarter of 1998. See "Changes in Financial Condition-Investments in Low-Income Housing Tax Credit Interests."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         NON-INTEREST EXPENSE. The following table sets forth the principal components of the Company's non-interest expense during the periods indicated.

                                                        Three months                         Six months
For the periods ended June 30,                  -----------------------------       ------------------------------
(Dollars in thousands)                              1998              1997              1998               1997
--------------------------------------------    ------------      -----------       ------------       -----------
Compensation and employee benefits........      $    29,766       $    19,676       $    51,247        $    34,599
Occupancy and equipment...................            8,553             3,960            15,010              6,789
Net operating loss on investments in real
   estate and certain low-income housing
   tax credit interests...................            1,046               104             2,292              1,197
Other operating expense...................           16,406             7,340            21,275             11,192
                                                -----------       -----------       -----------        -----------
   Total..................................      $    55,771       $    31,080       $    89,824        $    53,777
                                                ===========       ===========       ===========        ===========

         Non-interest expense of $55.8 million for the second quarter of 1998 increased $24.7 million or 79% as compared to the second quarter of 1997 and includes $11.3 million and $3.5 million related to Ocwen UK and OTX, respectively.

         The increase in compensation and employee benefits during the three and six months ended June 30, 1998 reflects an increase in the average number of employees from 664 and 638 during the three and six months ended June 30, 1997 to 1,510 and 1,329 during the three and six months ended June 30, 1998.

         The increase in occupancy and equipment expenses during the three and six months ended June 30, 1998, as compared to the same period in the prior year was primarily due to increases in rent and other occupancy related expenses, data processing expenses and general office and equipment expenses, all largely attributable to the increase in leased corporate and loan production office space and the increase in employees discussed above.

         The $9.1 million increase in other operating expenses during the three months ended June 30, 1998 as compared to the comparable period in the prior year is due primarily to a $5.8 million increase in loan expenses, a $2.2 million increase in professional fees and a $1.4 million increase in marketing expenses, primarily related to Ocwen UK.

         DISTRIBUTIONS ON COMPANY-OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY. In August 1997, Ocwen Capital Trust I issued $125.0 million of 10 7/8% Capital Securities. Cash distributions on the Capital Securities are payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10 7/8% of the liquidation amount of $1,000 per Capital Security. For the three months ended June 30, 1998, the Company has recorded $3.4 million of distributions to holders of the Capital Securities.

         EQUITY IN EARNINGS OF INVESTMENT IN JOINT VENTURES. On December 12, 1997, the LLC distributed all of its remaining assets to its partners. As a result, no equity in earnings of investment in joint venture was recorded during the six months ended June 30, 1998. During the second quarter of 1997, the Company recorded $1.3 million of income, which consisted primarily of net interest income, related to its investment in joint venture. The Company's 50% share of the income from the joint venture for the six months of 1997 amounted to $15.7 million and consisted primarily of $2.7 million of net interest income and a $9.2 million of net gain related to the securitization of single-family residential loans in the first quarter.

         The Company's earnings from the LLC consist of 50% of the net income of the LLC before deduction of the Company's 50% share of loan servicing fees, which are paid 100% to the Company. See Note 3 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         INCOME TAX EXPENSE. Income tax benefit (expense) amounted to $6.4 million and $(5.1) million during the second quarter of 1998 and 1997, respectively, and $5.8 million and $(8.7) million for the first six months of 1998 and 1997, respectively. The Company's income taxes reflect an expected tax rate of 11.52% for 1998 and a $3.4 million tax benefit resulting from the use of prior year net operating loss carryforwards. This compares to an effective tax rate of 21.4% for 1997. The Company's expected tax rate is less than its statutory tax rate primarily due to tax credits of $4.3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

million and $2.9 million for the second quarter of 1998 and 1997, respectively, and $9.0 million and $6.5 million for the first six months of 1998 and 1997, respectively, resulting from investments in low-income housing tax credit interests. No valuation allowance was required at June 30, 1998 because it is expected that losses and tax credits will be utilized to offset taxable income and tax expense. See "Changes in Financial Condition-Investments in Low Income Housing Tax Credit Interests".

         MINORITY INTEREST. Minority interest in net loss of consolidated subsidiary represents the loss attributable to the 2.2% interest in OFS owned by the shareholders (and their spouses) of Admiral. See Note 1 to the Interim Consolidated Financial Statements included in Item 1 hereof.

CHANGES IN FINANCIAL CONDITION

         GENERAL. From December 31, 1997 to June 30, 1998 total assets increased by $436.4 million or 14%. This increase was primarily due to a $161.3 million increase in the loans available for sale, a $112.5 million increase in securities available for sale, and a $74.1 million increase in investment securities. Total liabilities increased by $428.7 million from December 31, 1997 to June 30, 1998 primarily due to a $203.2 million increase in obligations outstanding under lines of credit, a $161.6 million increase in deposits and a $25.7 million increase in securities sold under agreements to repurchase.

         SECURITIES AVAILABLE FOR SALE. At June 30, 1998, securities available for sale amounted to $589.3 million or 16.8% of the Company's total assets. Securities available for sale are carried at market value with unrealized gains or losses reported as a separate component of stockholders' equity net of deferred taxes. Unrealized losses on securities that reflect a decline in value which is other than temporary are charged to earnings. Securities available for sale at June 30, 1998 included an aggregate of $26.5 million of unrealized gains ($18.4 million unrealized gain net of deferred taxes) as compared to $11.7 million of unrealized losses ($5.0 million unrealized loss net of deferred taxes) at December 31, 1997.

         The following table sets forth the carrying value (which represents market value) of the Company's securities available for sale at the dates indicated.

                                               June 30,  December 31,
                                                1998         1997
                                              ---------   ---------
                                              (Dollars in Thousands)
Mortgage-related securities:
   Single family residential:
     CMOs (AAA-rated) .....................   $ 174,662   $ 160,451
     Interest-only:
       FHLMC ..............................      58,554      64,745
       FNMA ...............................      82,372      59,715
       GNMA ...............................      25,022      29,766
       AAA-rated ..........................      10,223      13,863
     Subordinates .........................     180,023      67,830
     REMIC residuals ......................      13,035      15,693
     Swap contracts .......................          56         (94)
                                              ---------   ---------
                                                543,947     411,969
                                              ---------   ---------
   Multi-family residential and commercial:
     Interest-only:
       AAA-rated ..........................       3,369       1,030
       Non-investment grade ...............                   3,477
     Subordinates .........................      14,763      14,048
                                              ---------   ---------
                                                 18,132      18,555
                                              ---------   ---------
 Marketable equity securities:
      Common stocks .......................      27,204      46,272
                                              ---------   ---------
       Total ..............................   $ 589,283   $ 476,796
                                              =========   =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         Common stocks are comprised primarily of the Company's investment in OAC. At June 30, 1998 and December 31, 1997, the Company, through IMI, owned 1,540,000 and 1,715,000 shares of the issued and outstanding shares of OAC, valued at $25.5 million and $35.2 million, respectively.

         The Company's securities available for sale of $589.3 million at June 30, 1998 increased by $112.5 million or 24% from December 31, 1997 due primarily to $453.4 million of purchases which was offset by $91.2 million of sales, $148.6 million of maturities and principal repayments, $67.9 million of net premium amortization and $77.6 million of write-downs as a result of the impairment loss on AAA-rated agency IOs.

         At June 30, 1998, the carrying value of the Company's investment in IOs amounted to $179.5 million or 31% of total securities available for sale and includes $38.4 million of zero coupon securities and $3.4 million of commercial IOs. IOs exhibit considerably more price volatility than mortgages or ordinary mortgage pass-through securities, due in part to the uncertain cash flows that result from changes in the prepayment rates of the underlying mortgage collateral. Increased prepayments of the underlying mortgage collateral resulting from a decrease in market interest rates or other factors can result in a loss of all or part of the purchase price of such security. The book value of the portfolio of AAA-rated agency IOs at June 30, 1998 reflects a write-down of $77.6 million in the second quarter of 1998 as a result of the Company's decision to discontinue this investment activity. On July 27, 1998, the entire portfolio of AAA-rated agency IOs was sold at book value. At June 30, 1998, all of the Company's IO securities were either issued by FHLMC, GNMA, or FNMA or were rated AAA by national rating agencies. At June 30, 1998, unrealized gains on the Company's portfolio of IO securities amounted to $881,000, excluding deferred taxes.

         At June 30, 1998 the carrying value of the Company's investment in subordinated and residual interests amounted to $194.8 million or 34% of total securities available for sale and supported senior classes of securities having an outstanding principal balance of $3.41 billion. Because of their subordinate position, subordinated and residual classes of mortgage-related securities provide protection to and involve more risk than the senior classes. Specifically, when cash flow is impaired, debt service goes first to the holders of senior classes. In addition, incoming cash flows also may be held in a reserve fund to meet any future repayments until the holders of senior classes have been paid and, when appropriate, until a specified level of funds has been contributed to the reserve fund. Further, subordinated and residual interests exhibit considerably more price volatility than mortgages or ordinary mortgage pass-through securities, due in part to the uncertain cash flows that result from changes in the prepayment rates of the underlying mortgages. Lastly, subordinated and residual interests involve substantially more credit risk than the senior classes of the mortgage-related securities to which such interests relate and generally are not as liquid as the senior classes.

         The Company generally retains subordinate securities and REMIC residual securities, which are certificated, related to its securitization of loans. Subordinate securities and REMIC residual securities retained represent the present value of the right to the excess cash flows generated by the securitized loans that represent the difference between (a) principal and interest at the stated rate paid by borrowers and (b) the sum of (i) principal and coupon interest paid to third-party investors who hold the more senior classes, (ii) trustee fees, (iii) third-party credit enhancement fees (if applicable), (iv) stipulated servicing fees and (v) estimated loan portfolio losses. The Company's right to receive this excess cash flow may begin after certain reserve requirements have been met, which are specific to each securitization and may be used as a means of credit enhancement. The Company determines the present value of anticipated cash flows at the time each securitization transaction closes, utilizing valuation assumptions appropriate for each particular transaction.

         The significant valuation assumptions are related to the anticipated average lives of the loans sold, the anticipated prepayment speeds and the anticipated credit losses related thereto. In order to determine the present value of this excess cash flow, the Company currently applies a discount rate of 18% to the projected cash flows.

         The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities and REMIC residual securities

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

retained. During the second quarter of 1998, the Company utilized proprietary prepayment curves generated by the Company (reaching an approximate maximum annual rate of 40%).

         In its estimates of annual loss rates, the Company utilizes assumptions that it believes are reasonable. The Company estimates annual losses of between 0.225% and 1.52% of the underlying loans.

         The Company periodically assesses the carrying value of its subordinate securities and REMIC residual securities retained, as well as the servicing assets for impairment. There can be no assurance that the Company's estimates used to determine the gain on securitized loan sales, subordinate securities and REMIC residual securities retained and servicing assets valuations will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's subordinate securities and REMIC residual securities retained and/or servicing assets may be decreased or the Company may increase its allowance for possible credit losses on loans sold through a charge against earnings during the period management recognizes the disparity. Other factors may also result in a write-down of the Company's subordinate securities and REMIC residual securities retained in subsequent periods.

         The Company does not intend to purchase subordinated or residual classes of mortgage-related securities created by unaffiliated parties. The Company is likely, however, to retain subordinated or residual classes resulting from the securitization of assets held by it directly, although it is intended that any such securities held by the Bank will be distributed to the Company as a dividend, subject to the Bank's ability to declare such dividends under applicable limitations. Five such securities with an aggregate book value of $40.6 million were distributed to the Company from the Bank in the form of a dividend during January 1998. At June 30, 1998, the Bank held two subordinate securities with a carrying value and book value of $22.6 million and $19.9 million, respectively.

         LOANS AVAILABLE FOR SALE. The Company's loans available for sale at June 30, 1998, which are carried at the lower of cost or fair value, increased by $161.3 million or 91% from December 31, 1997 and consist primarily of single family residential loans to subprime borrowers. The Company generally intends to sell or securitize its single family residential loans to subprime borrowers and, as a result, all of such loans were classified as available for sale at June 30, 1998 and December 31, 1997. The Company's single family residential lending activities to subprime borrowers is conducted by OFS and Ocwen UK.

         The following table sets forth the composition of the Company's loans available for sale by type of loan at the dates indicated.


                                                June 30,    December 31,
                                                  1998         1997
                                                --------     --------
                                                (Dollars in thousands)

Single family residential loans ...........     $337,989     $176,554
Consumer loans ............................          370          487
                                                --------     --------
                                                $338,359     $177,041
                                                ========     ========

         The following table sets forth the activity in the Company's net loans available for sale during the periods indicated.

                                                        Three months                          Six months
For the periods ended June 30,                  -----------------------------       ------------------------------
(Dollars in thousands)                             1998              1997              1998               1997
---------------------------------------------   -----------       -----------       -----------        -----------
Balance at beginning of period............      $   493,106       $    88,511       $   177,041        $   126,366
Purchases (1):
   Single family residential..............          441,293            24,837           763,013             62,504
Originations (1):
   Single family residential..............          216,699            98,338           399,221            126,502
Sales (2).................................         (777,117)         (102,362)         (943,276)          (187,848)
Increase (decrease) in lower of cost or
   market reserve.........................             (752)             (600)           (1,079)              (442)
Loans transferred to loan portfolio.......               --                --                --            (13,694)
Principal repayments, net of capitalized
   interest...............................          (32,814)           (3,292)          (53,817)            (6,251)
Transfer to real estate owned.............           (2,056)           (1,805)           (2,744)            (3,510)
                                                -----------       -----------       -----------        -----------
   Net increase (decrease) in loans.......         (154,747)           15,116           161,318            (22,739)
                                                -----------       -----------       -----------        -----------
Balance at end of period..................      $   338,359       $   103,627       $   338,359        $   103,627
                                                ===========       ===========       ===========        ===========

(1) During the first six months of 1998 and 1997 the Company purchased and originated $1.16 billion and $189.0 million, respectively, of single family residential loans to subprime borrowers. Purchases of single family residential loans during the three months ended June 30, 1998 include $421.3 million purchased in connection with the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         acquisition of the UK operations of Cityscape Financial Corp. The Company also securitized $746.5 million of subprime loans, including $363.8 million by Ocwen UK, during the three months ended June 30, 1998 for an aggregate gain of $18.8 million.

(2) Included in sales for the three months ended June 30, 1998 is the securitization of 4,522 subprime single family residential mortgage loans with an aggregate unpaid principal balance of $382.7 million. Also included in sales for the second quarter of 1998 is the securitization of 14,179 of UK subprime single family residential mortgage loans with an unpaid principal balance of $363.8 million ((British pound)218.1 million).

         The following table presents a summary of the Company's non-performing loans (loans which were past due 90 days or more) in the loans available for sale portfolio at the dates indicated:

                                            June 30,    December 31,
                                              1998          1997
                                            -------       -------
                                            (Dollars in thousands)
Non-performing loans:
   Single family .......................... $80,325       $13,509
   Consumer ...............................      46            25
                                            -------       -------
                                            $80,371       $13,534
                                            =======       =======

Non-performing loans as a percentage of:
   Total loans available for sale..........   23.75%         7.64%
   Total assets............................    2.29%         0.44%

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

         INVESTMENT SECURITIES. Investment securities increased by $74.1 million from December 31, 1997 to June 30, 1998 primarily as a result of the Company's $45.8 million investment to acquire 36.07% of the outstanding common stock of Kensington Mortgage Company, a leading originator of nonconforming residential mortgages in the UK, and a $27.1 million additional investment in OPLP in exchange for an additional 1,648,733 limited partnership units. The additional investment in OPLP increases the Company's ownership to 1,808,733 units or 8.7%. See Note 1 to the Interim Consolidated Financial Statements included in Item 1 hereof and "Changes in Financial Condition - Securities Available for Sale."

         DISCOUNT LOAN PORTFOLIO. At June 30, 1998, the Company's net discount loan portfolio amounted to $1.42 billion or 41% of the Company's total assets. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated.

                                           June 30,        December 31,
                                             1998              1997
                                         ------------      ------------
                                             (Dollars in thousands)
Single family residential loans........  $    735,838      $    900,817
Multi-family residential loans.........       258,628           191,302
Commercial real estate loans (1).......       758,518           701,035
Other loans............................         7,785             1,865
                                         ------------      ------------
   Total discount loans................     1,760,768         1,795,019
Unaccreted discount (2)................      (316,410)         (337,350)
Allowance for loan losses..............       (22,852)          (23,493)
                                         ------------      ------------
   Discount loans, net.................  $  1,421,506      $  1,434,176
                                         ============      ============

(1) The balance at June 30, 1998 consisted of $352.3 million of loans secured by office buildings, $132.2 million of loans secured by hotels, $143.3 million of loans secured by retail properties or shopping centers and $130.7 million of loans secured by other properties. The balance at December 31, 1997 consisted of $363.7 million of loans secured by office buildings, $98.9 million of loans secured by hotels, $106.8 million of loans secured by retail properties or shopping centers and $131.6 million of loans secured by other properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

(2) The balance at June 30, 1998 consisted of $165.4 million on single family residential loans, $28.0 million on multi-family residential loans, $120.4 million on commercial real estate loans and $2.6 million on other loans. The balance at December 31, 1997 consisted of $170.7 million on single family residential loans, $46.0 million on multi-family residential loans, $120.5 million on commercial real estate loans and $0.2 million on other loans.

         The following tables set forth the activity in the Company's gross discount loan portfolio during the periods indicated.

                                                           Three months ended June 30,
                                           --------------------------------------------------------
                                                      1998                          1997
                                           --------------------------    --------------------------
                                                             No. of                         No. of
                                             Balance         Loans          Balance         Loans
                                           -----------    -----------    -----------    -----------
                                                             (Dollars in thousands)
Balance at beginning of period .........   $ 1,504,878          8,571    $ 1,562,385         12,202
Acquisitions(1) ........................       585,755          4,138        399,473          1,543
Resolutions and repayments(2) ..........      (130,265)          (590)      (134,224)          (532)
Loans transferred to real estate owned .       (84,404)          (636)       (68,912)          (352)
Sales(3) ...............................      (115,196)        (1,168)      (168,295)        (1,751)
                                           -----------    -----------    -----------    -----------
Balance at end of period ...............   $ 1,760,768         10,315    $ 1,590,427         11,110
                                           ===========    ===========    ===========    ===========

                                                            Six months ended June 30,
                                           --------------------------------------------------------
                                                      1998                          1997
                                           --------------------------    --------------------------
                                                             No. of                         No. of
                                             Balance         Loans          Balance         Loans
                                           -----------    -----------    -----------    -----------
                                                             (Dollars in thousands)
Balance at beginning of period .........   $ 1,795,020         12,980    $ 1,314,399          5,460
Acquisitions(1) ........................       676,305          4,710        842,351          9,754
Resolutions and repayments(2) ..........      (205,791)        (1,087)      (197,777)          (726)
Loans transferred to real estate owned..      (149,207)        (1,323)      (120,498)          (744)
Sales(3) ...............................      (355,559)        (4,965)      (248,048)        (2,634)
                                           -----------    -----------    -----------    -----------
Balance at end of period ...............   $ 1,760,768         10,315    $ 1,590,427         11,110
                                           ===========    ===========    ===========    ===========

(1) During the three months ended June 30, 1998, acquisitions consisted of $293.9 million of single family residential loans, $145.5 million of multi-family residential loans and $146.3 million of commercial real estate and land loans. During the first six months of 1998, acquisitions consisted of $335.3 million of single family residential loans, $148.5 million of multi-family residential loans and $192.5 million of commercial real estate and land loans. Included in acquisitions for the first six months of 1997 are the Bank's approximate one-half allocated share of 13,781 single family residential loans acquired by the Company and its co-investor at an auction by HUD during the first quarter with an aggregate unpaid principal balance of $855.7 million for a purchase price of $757.4 million.

(2) Resolutions and repayments consists of loans which were resolved in a manner which resulted in partial or full repayment of the loan to the Company, as well as principal payments on loans which have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans which have not been resolved.

(3) Included in sales for the three months ended June 30, 1998 is the securitization of 1,155 discount single family residential mortgage loans with an aggregate unpaid principal balance of $98.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated.

                                                          June 30, 1998              December 31, 1997
                                                      ----------------------      ----------------------
                                                      Principal       % of        Principal       % of
                                                        Amount        Loans         Amount         Loans
                                                      ----------     -------      ----------      ------
Loans without Forbearance Agreements:
   Current.......................................     $  825,438      46.88%      $  670,115       37.33%
   Past due 31 to 89 days........................         53,295       3.02           21,098        1.18
   Past due 90 days or more......................        566,413      32.17          638,319       35.56
   Acquired and servicing not yet transferred....         80,647       4.58           28,053        1.56
                                                      ----------     ------       ----------      ------
     Subtotal....................................      1,525,793      86.65        1,357,585       75.63
                                                      ----------     ------       ----------      ------

Loans with Forbearance Agreements:
   Current.......................................          1,908       0.11            3,140        0.18
   Past due 31 to 89 days........................          1,740       0.10            1,688        0.09
   Past due 90 days or more (1)..................        231,327      13.14          432,606       24.10
                                                      ----------     ------       ----------      ------
     Subtotal....................................        234,975      13.35          437,434       24.37
                                                      ----------     ------       ----------      ------

Total............................................     $1,760,768     100.00%      $1,795,019      100.00%
                                                      ==========     ======       ==========      ======

(1) Includes $219.9 million of loans which were less than 90 days past due under the terms of the forbearance agreements at June 30, 1998, of which $200.0 million were current and $19.9 million were past due 31 to 89 days.

         For discussion and analysis regarding the allowance for loan losses on discount loans, see "Changes in Financial Condition - Allowance for Losses" below.

         LOAN PORTFOLIO. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                          June 30,         December 31,
                                            1998               1997
                                         ---------          ---------
                                            (Dollars in thousands)
Single family residential loans ......   $  37,638          $  46,226
Multi-family residential loans .......      71,330             71,382
Commercial real estate and land loans:
   Hotel .............................      60,088             89,362
   Office buildings ..................     113,816             68,759
   Land ..............................       2,541              2,858
   Other .............................      10,739             16,094
                                         ---------          ---------
     Total ...........................     187,184            177,073
Consumer .............................         209                244
                                         ---------          ---------
     Total loans .....................     296,361            294,925
Undisbursed loan funds ...............      (8,671)           (22,210)
Unaccreted discount ..................      (2,600)            (2,721)
Allowance for loan losses ............      (4,139)            (3,695)
                                         ---------          ---------
     Loans, net ......................   $ 280,951          $ 266,299
                                         =========          =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated.

                                                  Three months               Six months
                                             ----------------------    ----------------------
                                                1998         1997         1998         1997
                                             ---------    ---------    ---------    ---------
Balance at beginning of period ...........   $ 305,072    $ 512,494    $ 294,925    $ 501,114
Originations:
   Single family residential loans .......          --           --           --        1,769
   Multi-family residential loans ........       8,500           57       22,271       12,737
   Commercial real estate loans and land
     loans ...............................      40,945       47,200       59,930       47,200
   Commercial non-mortgage and consumer
     loans ...............................          --           --           --        1,134
                                             ---------    ---------    ---------    ---------
     Total loans originated ..............      49,445       47,257       82,201       62,840
                                             ---------    ---------    ---------    ---------
Purchases ................................          --           78           --           78
Sales ....................................          --       (2,346)          --       (2,346)
Loans transferred from available for sale           --           --           --       13,802
Principal repayments, net of capitalized
   interest ..............................     (58,156)     (50,183)     (80,765)     (67,835)
Transfer to real estate owned ............          --           --           --         (353)
                                             ---------    ---------    ---------    ---------
     Net (decrease) increase in loans ....      (8,711)      (5,194)       1,436        6,186
                                             ---------    ---------    ---------    ---------
Balance at end of period (1) .............   $ 296,361    $ 507,300    $ 296,361    $ 507,300
                                             =========    =========    =========    =========

(1) The decline in the balance of the gross loan portfolio at June 30, 1998 as compared to June 30, 1997, is primarily due to significant payoffs of commercial real estate loans secured by hotel and office buildings during the latter part of 1997 and the second quarter of 1998.

         The following table presents a summary of the Company's non-performing loans (loans which are past due 90 days or more) in the loan portfolio and significant ratios at the dates indicated:

                                                June 30,    December 31,
                                                  1998          1997
                                                -------       -------
                                                (Dollars in Thousands)
Nonperforming loans (1):
   Single family residential loans ..........   $ 1,358       $ 1,575
   Multi-family residential loans ...........     7,583         7,583
                                                -------       -------
                                                $ 8,941       $ 9,158
                                                =======       =======
Nonperforming loans as a percentage of:
   Total loans (2) ..........................      3.18%         3.36%
   Total assets .............................      0.25%         0.30%

Allowance for loan losses as a percentage of:
   Total loans (2) ..........................      1.45%         1.37%
   Nonperforming loans ......................     46.29%        40.35%

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

         The following table sets forth the allocation of the Company's allowance for loan losses at the dates indicated by loan category and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                              June 30, 1998                      December 31, 1997
                                   ---------------------------------    ----------------------------------
                                                   Gross                                Gross
                                                   Loan                                 Loan
                                   Allowance      Balance    Percent    Allowance      Balance     Percent
                                   --------     ----------      ----    --------     ----------     ------
Loan portfolio:
   Single family................   $    422     $   37,638     12.7%    $    512     $   46,226      15.7%
   Multi-family.................      1,814         71,330     24.1%       2,163         71,382      24.2%
   Commercial real estate.......      1,892        187,184     63.1%       1,009        177,073      60.0%
   Consumer.....................         11            209      0.1%          11            244       0.1%
                                   --------     ----------     -----    --------     ----------     ------
                                   $  4,139     $  296,361      100%    $  3,695     $  294,925     100.0%
                                   ========     ==========     =====    ========     ==========     ======
Discount loan portfolio:
   Single family................   $ 11,373     $  727,840     41.3%    $ 15,017     $  900,817      50.2%
   Multi-family.................      2,664        258,628     14.7%       2,616        191,302      10.7%
   Commercial real estate.......      8,676        766,515     43.5%       5,860        701,035      39.0%
   Other........................        139          7,785      0.5%          --          1,865       0.1%
                                   --------     ----------     -----    --------     ----------     ------
                                   $ 22,852     $1,760,768      100%    $ 23,493     $1,795,019     100.0%
                                   ========     ==========     =====    ========     ==========     ======

         The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

The following table summarizes activity in the allowance for loan losses related to the Company's loan portfolio and discount loan portfolio during the six months ended June 30, 1998.

                                       Balance                                                         Balance
                                     December 31,                                                      June 30,
                                         1997         Additions      Charge-offs      Recoveries         1998
                                      ----------      ----------      ----------      ----------      ----------
Loan portfolio:
   Single family..................    $      512      $      (90)     $       --      $       --      $      422
   Multi-family...................         2,163            (349)             --              --           1,814
   Commercial real estate.........         1,009             883              --              --           1,892
   Consumer.......................            11              --              --              --              11
                                      ----------      ----------      ----------      ----------      ----------
                                      $    3,695      $      444      $       --      $       --      $    4,139
                                      ==========      ==========      ==========      ==========      ==========
Discount loans:
   Single family..................    $   15,017      $    4,478      $   (8,261)     $      139      $   11,373
   Multi-family...................         2,616           1,862          (1,814)             --           2,664
   Commercial real estate.........         5,860           5,005          (2,188)             --           8,676
     Other........................            --             140              (1)             --             139
                                      ----------      ----------      -----------     ----------      ----------
                                      $   23,493      $   11,485      $  (12,264)     $      139      $   22,852
                                      ==========      ==========      ===========     ==========      ==========

         INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS. In 1993, the Company commenced a program to invest in multi-family residential projects which have been allocated low income housing tax credits under Section 42 of the Code by a state tax credit allocating agency. At June 30, 1998 the Company had $132.9 million of investments in low-income housing tax credit interests as compared to $128.6 million at December 31, 1997. On March 31, 1998, the Company completed the sale of its investment in two low-income housing tax credit projects which had a carrying value of $17.2 million for a gain of $4.7 million.

         Investments by the Company in low-income housing tax credit interests made on or after May 18, 1995 in which the Company invests solely as a limited partner, which amounted to $42.4 million at June 30, 1998, are accounted for using the equity method in accordance with the consensus of the Emerging Issues Task Force through Issue Number 94-1. Limited partnership investments made prior to May 18, 1995, which amounted to $30.0 million at June 30, 1998, are accounted for under the effective yield method as a reduction of income tax expense. Low-income housing tax credit partnerships in which the Company invests as both a limited and, through a subsidiary, general partner amounted to $60.5 million at June 30, 1998 and are presented on a consolidated basis.

         INVESTMENT IN JOINT VENTURES. From time to time the Company and a co-investor acquire discount loans by means of a co-owned joint venture. At June 30, 1998 and December 31, 1997, the Company's $1.1 million investment in joint venture, net consisted of a 10% interest in BCFL, a limited liability Company which was formed by the Bank and BlackRock in January 1997 to acquire discount multi-family residential loans from HUD. In December 1997, the LLC, the Company's 50% owned joint venture, distributed its assets to the Company and its other 50% investor, BlackRock. Simultaneous with the distribution, the Company acquired BlackRock's portion of the distributed assets.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth certain information relating to the Company's real estate owned at the dates indicated:

                                                 June 30,     December 31,
                                                   1998           1997
                                                ---------      ---------
                                                 (Dollars in thousands)
Discount loan portfolio:
   Single family residential..................  $  82,162      $  76,409
   Multi-family residential...................     23,599         16,741
   Commercial real estate.....................     44,266         71,339
                                                ---------      ---------
     Total....................................    150,027        164,489
Loan portfolio................................        317            357
Loans available for sale portfolio............      1,263          2,419
                                                ---------      ---------
                                                $ 151,607      $ 167,265
                                                =========      =========

         The following table sets forth the activity in the valuation allowance on real estate owned for the periods indicated.

                                                Three months                   Six months
For the period ended June 30,               ----------------------      -----------------------
(Dollars in thousands)                        1998          1997          1998           1997
------------------------------------------  --------      --------      --------       --------
Balance at beginning of period............  $ 13,242      $  7,591      $ 12,346       $ 11,493
Provision for loss in fair value..........     1,644           (90)        5,878          2,246
Charge-offs and sales.....................    (3,682)       (1,868)       (7,020)        (8,106)
                                            ---------     --------      --------       --------
Balance at end of period..................  $ 11,204      $  5,633      $ 11,204       $  5,633
                                            ========      ========      ========       ========

         The following table sets forth the activity in real estate owned during the periods indicated.

                                                         Three months ended June 30,
                                            ----------------------------------------------------
                                                     1998                         1997
                                            -----------------------     ------------------------
                                                           No. of                       No. of
                                              Amount     Properties       Amount      Properties
                                            ---------    ----------     ---------     ----------
Balance at beginning of period...........   $ 172,693      1,642        $  98,466         702
  Properties acquired through
   foreclosure or deed-in-lieu thereof...      62,326        649           52,605         370
  Acquired in connection with
   acquisitions of discount loans........       8,137        135            1,070          17
Sales....................................     (93,586)      (779)         (36,396)       (223)
Change in allowance......................       2,037         --            1,958          --
                                            ---------     ------        ---------       -----
Balance at end of period(1)..............   $ 151,607      1,647        $ 117,703         866
                                            =========     ======        =========       =====
                                                          Six months ended June 30,
                                            ----------------------------------------------------
                                                     1998                         1997
                                            -----------------------     ------------------------
                                                           No. of                       No. of
                                              Amount     Properties       Amount      Properties
                                            ---------    ----------     ---------     ----------

Balance at beginning of period..........    $ 167,265      1,505        $ 103,704         825
  Properties acquired through
   foreclosure or deed-in-lieu thereof..      106,029      1,343           90,258         777

  Acquired in connection with
    acquisitions of discount loans......       11,052        188            1,140          20
Sales...................................     (133,880)    (1,389)         (83,259)       (756)
Change in allowance.....................        1,141         --            5,860          --
                                            ---------     ------        ---------        ----
Balance at end of period(1).............    $ 151,607      1,647        $ 117,703         866
                                            =========     ======        =========        ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

(1) The increase in the balance of real estate owned at June 30, 1998 as compared to June 30, 1997 is primarily the result of single family and multi-family properties acquired through foreclosures on discount loans.

         The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated.

                                             June 30,       December 31,
                                               1998             1997
                                            ---------        ---------
                                              (Dollars in thousands)
One to two months.......................    $  55,576        $  83,144
Three to four months....................       20,430           28,912
Five to six months......................       15,476           20,929
Seven to twelve months..................       43,627           23,621
Over twelve months......................       16,498           10,659
                                            ---------        ---------
                                            $ 151,607        $ 167,265
                                            =========        =========

         INVESTMENT IN REAL ESTATE. The Company's investments in real estate amounted to $22.5 million at June 30, 1998 as compared to $66.0 million at December 31, 1997, a decrease of $43.5 million.

         In conjunction with its multi-family and commercial real estate lending business activities, the Company has made certain acquisition, development and construction loans in which the Company participates in the expected residual profits of the underlying real estate and the borrower has not made an equity contribution substantial to the overall project. As such, the Company accounts for these loans under the equity method of accounting as though it has made an investment in a real estate limited partnership. The Company's investment in such loans decreased to $13.3 million at June 30, 1998, as compared to $64.3 million at December 31, 1997, primarily as a result of principal repayments.

         DEFERRED TAX ASSET. At June 30, 1998 the deferred tax asset, net of deferred tax liabilities, amounted to $63.9 million, an increase of $18.7 million from the $45.1 million deferred tax asset at December 31, 1997. At June 30, 1998, the gross deferred tax asset amounted to $76.0 million and consisted primarily of $3.6 million of mark-to-market adjustments and reserves on real estate owned, $7.7 million of deferred interest expense on the discount loan portfolio, $12.4 million of loan loss reserves, $3.2 million of profit sharing expense, $4.6 million related to tax residuals, $5.6 million of gains on loan foreclosures, $35.6 million of reserves on securities available for sale and $1.0 million of contingency reserves. The gross deferred tax liability amounted to $12.1 million and consisted primarily of $ 2.3 million of deferred interest income on the discount loan portfolio, $8.0 million mark-to market on securities available for sale and $1.1 million of income from foreign investment. At December 31, 1997, the gross deferred tax asset amounted to $49.5 million and consisted primarily of $3.5 million related to tax residuals, $5.6 million of gains on loan foreclosures, $3.2 million of mark-to-market adjustments and reserves on real estate owned, $9.8 million of loan loss reserves, $4.0 million of reserves on securities available for sale, $2.0 million of contingency reserves, $3.2 million of accrued profit sharing expense, $7.7 million of deferred interest expense on the discount loan portfolio and $6.7 million mark-to-market on securities available for sale. The gross deferred tax liability amounted to $4.4 million and consisted primarily of $2.3 million of deferred interest income on the discount loan portfolio.

         As a result of the Company's earnings history, current tax position and taxable income projections, management believes that the Company will generate sufficient taxable income in future years to realize the deferred tax asset which existed at June 30, 1998. In evaluating the expectation of sufficient future taxable income, management considered future reversals of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was not required at June 30, 1998 because it was management's assessment that, based on available information, it is more likely than not that all of the deferred tax asset will be realized. A valuation allowance will be established in the future to the extent of a change in management's assessment of the amount of the net deferred tax asset that is expected to be realized.

         EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED. During 1997, the Company consolidated its domestic subprime single family lending operations within OFS in connection with its acquisition of substantially all of the assets

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

of Admiral in May 1997. The excess of purchase price over net assets acquired related to this transaction amounted to $10.4 million at June 30, 1998 and is being amortized on a straight-line basis over a period of 15 years.

         As part of its plan to market its advanced loan resolution technology to third parties in the mortgage industry through software licenses, the Company recently acquired two software technology companies. On November 6, 1997, the Company acquired AMOS, Inc., a Connecticut based company engaged primarily in the development of mortgage loan servicing software for an aggregate purchase price of $9.7 million, including $4.9 million which is contingent on AMOS, Inc. meeting certain software development performance criteria. Subsequently, on January 20, 1998, the Company acquired DTS Communications, Inc. ("DTS"), a real estate technology company located in San Diego, California, for a purchase price of $13.0 million in cash, common stock of the Company and repayment of certain indebtedness. DTS has developed technology tools to automate real estate transactions over the Internet and has been recognized by Microsoft Corporation for the Microsoft (R) component-based architecture to facilitate electronic data interchange. The common stock of the Company issued in the acquisition was acquired from affiliates of the Company at the same price per share as was used to calculate the number of shares issued in the acquisition. The aggregate excess of purchase price over net assets acquired related to these transactions amounted to $12.6 million, net of accumulated amortization at June 30, 1998 and is being amortized on a straight-line basis over a period of 15 years.

         On April 24, 1998, the Company, through its wholly-owned subsidiary Ocwen UK, acquired substantially all the assets, and certain liabilities, of Cityscape UK. As consummated, the Company acquired Cityscape UK's mortgage loan portfolio and it's residential subprime mortgage loan origination and servicing businesses for $421.3 million ((British pound)249.6 million) and assumed $34.3 million ((British pound)20.3 million) of Cityscape UK's liabilities. The excess of purchase price transaction, which amounted to $13.4 million net of accumulated amortization at June 30, 1998, is being amortized on a straight-line basis over a period of 15 years.

         DEPOSITS. Deposits increased $161.6 million or 8% from December 31, 1997 to June 30, 1998. The increase in deposits during the six months ended June 30, 1998 was primarily the result of a $133.3 million increase in brokered deposits obtained through national investment banking firms which solicit deposits from their customers, and a $72.8 million increase in escrow deposits, offset by a $15.2 million decrease in deposits obtained through direct solicitation and marketing efforts to regional and local investment banking firms, institutional investors and high net worth individuals and a $28.9 million decrease in checking and money funds. Brokered deposits obtained through national investment banking firms amounted to $1.48 billion at June 30, 1998, as compared to $1.34 billion at December 31,1997. Deposits obtained through direct solicitation and marketing amounted to $414.6 million at June 30, 1998, as compared to $429.8 million at December 31, 1997. At June 30, 1998 the Company had $176.1 million of certificates of deposit in amounts of $100,000 or more, including $75.7 million of deposits of states and political subdivisions in the U.S. which are secured or collateralized as required under state law. See "Liquidity, Commitments and Off-Balance Sheet Risks" below.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase increased $25.7 million to $134.0 million from December 31, 1997 to June 30, 1998. From time to time, the Company utilizes such collateralized borrowings as additional sources of liquidity.

         NOTES, DEBENTURES AND OTHER INTEREST-BEARING OBLIGATIONS. Notes, debentures and other interest-bearing obligations of $225.5 million at June 30, 1998 decreased $1.5 million during the six months ended June 30, 1998 primarily as a result of repayments of short-term notes payable. Notes, debentures and other interest-bearing obligations consist of $100.0 million of 12% debentures issued by the Bank in June 1995 and due June 2005, $125.0 million of 11.875% Notes issued by the Company in September 1996 and due September 2003 and $469,000 of short-term notes payable.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit increased by $203.2 million to $321.5 million from December 31, 1997 to June 30, 1998 primarily as a result of new borrowings to fund the acquisition and origination of subprime single family loans at OFS and Ocwen UK. Borrowings under lines of credit have a one-year term and interest rates which float in accordance with a designated prime rate. During that one-year period, Ocwen would anticipate securitizing the underlying subprime single family loans (or refinancing any remaining loans) and then repaying the corresponding lines of credit. For additional information regarding lines of credit, see "Liquidity, Commitments and Off-Balance Sheet Risks."

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

         Through June 30, 1998, the Company had recorded $6.8 million of distributions to holders of the Capital Securities. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         STOCKHOLDERS' EQUITY. Stockholders' equity increased $7.6 million or 2% during the six months ended June 30, 1998. The increase in stockholders' equity during this period was primarily attributable to an increase of $23.5 million in the unrealized gain on securities available for sale and $1.2 million related to the exercise of stock options, offset by a net loss for the period of $15.6 million and foreign currency translation adjustment of $1.5 million. See the Consolidated Statements of Changes in Stockholders' Equity and Note 6 in the Interim Consolidated Financial Statements included in Item 1 hereof.

ASSET AND LIABILITY MANAGEMENT

         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match asset and liability balances within maturity categories to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by the Asset/Liability Committee, which is composed of directors and officers of the Company, in accordance with policies approved by the Board of Directors of the Company. The Asset/Liability Committee meets to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities of investments and borrowings. The Asset/Liability Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition.

         The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. These techniques include interest rate exchange agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate exchange agreements are utilized by the Company to protect against the decrease in value of a fixed-rate asset or the increase in borrowing cost from a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. At June 30, 1998, the Company had entered into interest rate exchange agreements with an aggregate notional amount of $32.7 million. Interest rate exchange agreements had the effect of decreasing the Company's net interest income by $32,000 and $41,000 during the three months ended June 30, 1998 and 1997, respectively and $70,000 and $115,000 during the six months ended June 30, 1998 and 1997, respectively.

         On February 25, 1998, the Company entered into a foreign currency swap with a AAA-rated counterparty to hedge it's 36.07% equity investment in Kensington Mortgage Company, a leading originator of nonconforming residential mortgages in the UK. Under the terms of the agreement, the Company will swap (British pound)27.5 million for $43.5 million in five years based on the exchange rate on the date the contract became effective. See Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         The Company also enters into interest rate futures contracts, which are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Eurodollar futures contracts have been sold by the Company to hedge the repricing or maturity risk of certain short duration mortgage-related securities, and U.S. Treasury futures contracts have been sold by the Company to offset declines in the market value of its fixed-rate loans and certain fixed-rate mortgage-backed and related securities available for sale in the event of an increasing interest rate environment. At June 30, 1998, the Company had entered

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

into U.S. Treasury futures (short) contracts with an aggregate notional amount of $90.1 million. The Company had no outstanding Eurodollar futures contracts at June 30, 1998. Futures contracts had the effect of decreasing the Company's net interest income by $0 and $895,000 during the three months ended June 30, 1998 and 1997, respectively and $49,000 and $1.1 million during the six months ended June 30, 1998 and 1997, respectively. See Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         On April 22, 1998, the Company sold short foreign currency futures to hedge its foreign currency exposure related to its equity investment in Ocwen UK. Under the terms of the currency futures, the Company has the right to receive $66.7 million and pay (British pound)40 million. The value of the currency futures is based on quoted market prices. See Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 1998. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, performing discount loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments, (v) NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies of each such category of deposit by the Company, and (vi) escrow deposits and other non-interest bearing checking accounts, which amounted to $180.3 million at June 30, 1998, are excluded. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                               June 30, 1998
                                                   ----------------------------------------------------------------------
                                                                                 More than 1
                                                     Within         4 to 12        Year to       3 Years
                                                    3 Months         Months        3 Years       and Over         Total
                                                   ----------     ----------     ----------     ----------     ----------
Rate-Sensitive Assets:
   Interest-earning cash, federal funds
     sold and repurchase agreements ............   $  157,870     $       --     $       --     $       --     $  157,870
   Securities available for sale ...............       80,488        157,396        149,934        201,465        589,283
   Loans available for sale (1) ................       41,036        217,173         40,121         40,029        338,359
   Investment securities, net ..................           --             --             --         87,378         87,378
   Loan portfolio, net (1) .....................       90,698         69,550         91,888         28,815        280,951
   Discount loan portfolio, net ................      104,066        420,111        356,809        540,520      1,421,506
                                                   ----------     ----------     ----------     ----------     ----------
     Total rate-sensitive assets ...............      474,158        864,230        638,752        898,207      2,875,347
                                                   ----------     ----------     ----------     ----------     ----------
Rate-Sensitive Liabilities:
   NOW and money market checking deposits ......        6,932          2,211          4,396          8,097         21,636
   Savings deposits ............................           81            217            428            789          1,515
   Certificates of deposit .....................      228,083        814,311        613,518        285,012      1,940,924
                                                   ----------     ----------     ----------     ----------     ----------
     Total interest-bearing deposits ...........      235,096        816,739        618,342        293,898      1,964,075
   Securities sold under agreements
     to repurchase .............................      133,970             --             --             --        133,970
   Obligations outstanding under lines of
     credit ....................................      321,457             --             --             --        321,457
   Notes, debentures and other interest bearing
     obligations ...............................          469             --             --        225,000        225,469
                                                   ----------     ----------     ----------     ----------     ----------

     Total rate-sensitive liabilities ..........      690,992        816,739        618,342        518,898      2,644,971
   Interest rate sensitivity gap before
     off-balance sheet financial instruments ...     (216,834)        47,491         20,410        379,309        230,376
   Off-Balance Sheet Financial Instruments:
   Futures contracts and interest rate swap ....       91,073        (33,782)       (19,061)       (38,230)            --
                                                   ----------     ----------     ----------     ----------     ----------
Interest rate sensitivity gap ..................     (125,761)        13,709          1,349        341,079     $  230,376
                                                   ----------     ----------     ----------     ----------     ==========
Cumulative interest rate sensitivity gap .......   $ (125,761)    $ (112,052)    $ (110,703)    $  230,376
                                                   ==========     ==========     ==========     ==========

Cumulative interest rate sensitivity gap as a
   percentage of total rate-sensitive assets ...        (4.37)%        (3.90)%        (3.85)%         8.01%

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

         The following table sets forth at June 30, 1998 the estimated percentage change in the Company's net interest income over a four-quarter period and MVPE based upon the indicated changes in interest rates, assuming an instantaneous and sustained uniform change in interest rates at all maturities.

          Change                           Estimated Change in
    (in Basis Points)        --------------------------------------------
    in Interest Rates           Net Interest Income               MVPE
 ----------------------      -------------------------         ----------

           +400                         2.07%                    (38.77)%
           +300                         3.02                     (27.40)
           +200                         3.40                     (15.69)
           +100                         1.87                      (4.23)
              0                           --                         --
           -100                        (2.87)                     (3.31)
           -200                        (7.05)                      0.42
           -300                        (8.62)                      7.95
           -400                       (10.47)                     15.88

         The negative estimated changes in MVPE for a -100 changes in interest rates is attributable to the Company's sensitivity to decreases in interest rates. Such sensitivity stems primarily from the Company's historical investments in IOs. IOs exhibit considerably more price volatility than mortgage or ordinary mortgage pass-through securities, due in part to the uncertain cash flows that result from changes in the prepayment rates of the underlying mortgages. In the case of IOs, increased prepayments of the underlying mortgages as a result of a decrease in market interest rates or other factors can result in a loss of all or part of the purchase price of such security. Similar interest rate sensitivity also applies to the subordinate and residual securities which the Company retains from its securitizations.

         As discussed herein, on July 27, 1998 the Company sold its portfolio of IOs. The following table sets forth at June 30, 1998 the estimated percentage change in the Company's net interest income over a four-quarter period and MVPE based upon the indicated changes in interest rates, assuming the IOs were sold and funds from the sale held as interest-bearing cash, and assuming an instantaneous and sustained uniform change in interest rates at all maturities.

          Change                           Estimated Change in
    (in Basis Points)        --------------------------------------------
    in Interest Rates           Net Interest Income               MVPE
 ----------------------      -------------------------         ----------

           +400                         6.91%                    (24.28)%
           +300                         5.95                     (18.52)
           +200                         4.44                     (12.62)
           +100                         2.44                      (6.19)
              0                           --                         --
           -100                        (2.82)                      5.40
           -200                        (5.98)                     11.24
           -300                        (9.46)                     17.61
           -400                       (13.21)                     24.45

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         See "Results of Operations-Interest Income", and "Changes in Financial Condition-Securities Available for Sale."

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

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

         Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity consist of deposits, FHLB advances, reverse repurchase agreements, lines of credit and maturities and principal payments on loans and securities and proceeds from sales thereof. An additional significant source of asset liquidity stems from the Company's ability to securitize assets such as discount loans and subprime loans.

         Sources of liquidity include certificates of deposit obtained primarily from wholesale sources. At June 30, 1998 the Company had $1.94 billion of certificates of deposit, including $1.48 billion of brokered certificates of deposit obtained through national investment banking firms, all of which are non-cancelable. At the same date scheduled maturities of certificates of deposit during the 12 months ending June 30, 1999 and 2000 and thereafter amounted to $1.04 billion, $353.7 million and $544.8 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn from the Company upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management of the Company believes that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments, and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds. There can be no assurance that this will continue to be the case in the future, however.

         Sources of borrowings include FHLB advances, which are required to be secured by single family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. At June 30, 1998, the Company was eligible to borrow up to an aggregate of $658.7 million from the FHLB of New York (subject to the availability of acceptable collateral) and had $75.7 million of single family residential loans, $10.3 million of multi-family residential loans and $2.8 million of loans secured by hotel properties which could be pledged as security for such advances. At the same date, the Company had contractual relationships with 12 brokerage firms and the FHLB of New York pursuant to which it could obtain funds from reverse repurchase agreements and had $232.2 million of unencumbered mortgage-related securities which could be used to secure such borrowings. At present, the Company has no outstanding FHLB advances due to the availability of other less costly sources of funding, a circumstance which the Company evaluates on a regular basis.

         The liquidity of the Company at June 30, 1998 includes lines of credit obtained by OFS subsequent to its assumption of the subprime lending activities of the Bank and of the acquisition of substantially all of the assets of Admiral, as follows: (i) a $200 million secured line of credit from Morgan Stanley Mortgage Capital Inc., of which $100 million was committed, (ii) a $50 million secured line of credit from Texas Commerce Bank National Association,
(iii) a $200 million secured line of credit from Merrill Lynch, of which $100 million was committed, and (iv) a $350 million secured line of credit from Lehman Commercial Paper, Inc., of which $100 million was committed. An aggregate of $224.2 million was outstanding to OFS under these lines of credit at June 30, 1998, which have interest rates which float in accordance with a designated prime rate. In addition, the company has provided a $30.0 million unsecured, subordinated credit facility to OFS, of which $30 million was outstanding at June 30, 1998. At present OFS intends to continue to seek appropriate leverage with respect to its underlying business, and thus, will seek additional lines of credit as its assets warrant.

         In connection with the Company's acquisition of substantially all of the assets of Cityscape UK, Ocwen UK entered into a Loan Facility Agreement with Greenwich International Ltd. ("Greenwich") under which Greenwich

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

provided a short term facility to finance the acquisition of Cityscape UK's mortgage loan portfolio (the "Term Loan") and to finance Ocwen UK's further originations and purchase of subprime mortgage loans (the "Revolving Facility"), (collectively the "Greenwich Facility"). The Greenwich Facility is secured by Ocwen UK's loans available for sale. The Revolving Facility is set at a maximum of $166.8 million ((British pound)100 million) of which $26.9 million ((British pound)16.1 million) was funded as of June 30, 1998 to finance subprime mortgage loan originations and bears interest at a rate of the 1-month LIBOR plus 1.50%. In April 1998, the Term Loan amounting to $380.3 million ((British pound)225.3 million) bearing interest at a rate of LIBOR plus 1.50% was obtained to finance the Cityscape UK acquisition. During the quarter ended June 30, 1998, $343.4 million ((British pound)205.9 million) of the Term Loan was repaid and $32.6 million ((British pound)19.4 million) remains outstanding at June 30, 1998.

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

         The Company's operating activities used cash flows of $120.2 million and provided cash flows of $128.4 million during the six months ended June 30, 1998 and 1997, respectively. During the foregoing periods cash flows from operating activities were provided primarily by net income, the sale of securities held for trading and proceeds from sales of loans available for sale, and cash resources were used primarily to purchase and originate loans available for sale.

         The Company's investing activities used cash flows totaling $248.2 million and $220.1 million during the six months ended June 30, 1998 and 1997, respectively. During the foregoing periods, cash flows from investing activities were provided primarily by principal payments on and sales of discount loans and loans held for investment and proceeds from sales of securities available for sale and real estate owned. Cash flows from investing activities were primarily utilized to purchase and originate discount loans and loans held for investment and purchase securities available for sale.

         The Company's financing activities provided $390.2 million and $266.2 million during the six months ended June 30, 1998 and 1997, respectively. During the foregoing periods, cash flows from financing activities were provided primarily by proceeds from the issuance of obligations under lines of credit and changes in the Company's deposits and reverse repurchase agreements.

         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. The Bank's liquidity, as measured for regulatory purposes, averaged 6.30% during the six months ended June 30, 1998.

         Management of the Company believes that the Bank's ability to make capital distributions as a Tier 1 association pursuant to the OTS capital distribution regulation are limited by the regulatory capital levels which it has committed to the OTS it would maintain, commencing on June 30, 1997. As a result of an agreement between the Bank and the OTS to dividend subordinate and residual mortgage-related securities resulting from securitization activities conducted by the Bank, which had an aggregate carrying value of $22.6 million at June 30, 1998, the Bank may be limited in its ability to pay cash dividends to the Company. See "Regulatory Capital Requirements" below.

         At June 30, 1998, the Company had $143.6 million of unfunded commitments related to the purchase and origination of loans. Management of the Company believes that the Company has adequate resources to fund all of its commitments to the extent required and that substantially all of such commitments will be funded during 1998. See Note 9 to the Interim Consolidated Financial Statements included in Item 1 hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         In addition to commitments to extend credit, the Company is party to various off-balance sheet financial instruments in the normal course of business to manage its interest rate and foreign currency risks. See "Asset and Liability Management" above and Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof.

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

RECENT ACCOUNTING DEVELOPMENTS

         For information relating to the effects on the Company of the adoption of recent accounting standards see Note 2 to the Interim Consolidated Financial Statements included in Item 1 hereof.

YEAR 2000 DATE CONVERSION

         The Company is in the process of coordinating the further identification, evaluation, and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. Major areas of potential business impact have been identified and dimensioned, and initial conversion efforts are underway. The Company also is communicating with customers, financial institutions and others with which it does business to identify and coordinate year 2000 conversion issues. The Company expects its year 2000 conversion will be completed on a timely basis. The cost of achieving year 2000 compliance, which will be

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

largely incurred through 1998, is estimated to be approximately $1.5 million, and will be charged to expense as incurred.

FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT, AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC"), IN THE COMPANY'S PRESS RELEASES OR IN THE COMPANY'S OTHER PUBLIC OR SHAREHOLDER COMMUNICATIONS, MAY NOT BE BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL), MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "ANTICIPATE," "BELIEVE," "COMMITMENT," "CONSIDER," "CONTINUE," "COULD," "ENCOURAGE," "ESTIMATE," "EXPECT," "INTEND," "MAY," "PLAN," "PRESENT," "PROPOSE," "PROSPECT," "WILL," FUTURE OR CONDITIONAL VERB TENSES, SIMILAR TERMS, VARIATIONS ON SUCH TERMS OR NEGATIVES OF SUCH TERMS. ALTHOUGH THE COMPANY BELIEVES THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT THOSE RESULTS OR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS DUE TO RISKS, UNCERTAINTIES AND CHANGES WITH RESPECT TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, INTERNATIONAL, NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), GOVERNMENT FISCAL AND MONETARY POLICIES (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), PREVAILING INTEREST OR CURRENCY EXCHANGE RATES, GOVERNMENT REGULATIONS AFFECTING FINANCIAL INSTITUTIONS OR REAL ESTATE INVESTMENT TRUSTS (INCLUDING REGULATORY FEES, CAPITAL REQUIREMENTS AND TAXATION), COMPETITIVE PRODUCTS AND PRICING, CREDIT, PREPAYMENT, BASIS AND ASSET/LIABILITY RISKS, LOAN SERVICING EFFECTIVENESS, THE COURSE OF NEGOTIATIONS AND THE ABILITY TO REACH
AGREEMENT WITH RESPECT TO THE MATERIAL TERMS OF ANY PARTICULAR TRANSACTION, SATISFACTORY DUE DILIGENCE RESULTS, SATISFACTION OR FULFILLMENT OF AGREED UPON TERMS AND CONDITIONS OF CLOSING OR PERFORMANCE, THE TIMING OF TRANSACTION CLOSINGS, ACQUISITIONS AND THE INTEGRATION OF ACQUIRED BUSINESSES, SOFTWARE INTEGRATION, DEVELOPMENT AND LICENSING, THE FINANCIAL AND SECURITIES MARKETS, THE AVAILABILITY OF AND COSTS ASSOCIATED WITH OBTAINING ADEQUATE AND TIMELY SOURCES OF LIQUIDITY, DEPENDENCE ON EXISTING SOURCES OF FUNDING, AVAILABILITY OF DISCOUNT LOANS FOR PURCHASE, THE SIZE AND NATURE OF THE SECONDARY MARKET FOR MORTGAGE LOANS AND THE MARKET FOR SECURITIZATIONS, GEOGRAPHIC CONCENTRATIONS OF ASSETS (TEMPORARY OR OTHERWISE), OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS AND SECURITIES INVESTMENTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND FILINGS WITH THE SEC, INCLUDING ITS REGISTRATION STATEMENTS ON FORM S-1 AND PERIODIC REPORTS ON FORMS 10-Q, 8-K AND 10-K. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULT(S) OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Information required by this Item appears under the caption "Asset and Liability Management" included in Item 2 hereof and Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof, and is incorporated herein by reference.

                            PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on May 13, 1998, the following individuals were elected to the Board of Directors:

                                          Votes for           Votes Withheld
                                        -------------       ------------------
William C. Erbey......................    44,996,962              37,879
Thomas F. Lewis.......................    44,968,192              66,649
W. C. Martin..........................    45,002,966              31,875
Howard H. Simon.......................    45,001,966              32,875
Barry N. Wish.........................    45,001,656              33,185

         The following proposals were approved at the Company's Annual Meeting:

                                                                                  Votes             Broker
                                                               Votes for         Against         Abstentions      Non-Votes
                                                              -----------        -------         -----------      ---------
To adopt the Ocwen Financial Corporation 1998 Annual
  Incentive Plan..........................................    39,333,233         268,385            514,071       4,919,152
To adopt the Ocwen Financial Corporation long-term
  Incentive Plan..........................................    38,515,938         569,322          1,030,429       4,919,152
To ratify the appointment by the Board of Directors of
  Price Waterhouse LLP as the independent auditors of the
  Company for the fiscal year ending December 31, 1998....    44,990,745           2,506             41,590              --

Item 6.      Exhibits and Reports on Form 8-K

     (a)     Exhibits.

      3.1    Amended and Restated Articles of Incorporation (1)
      3.2    Bylaws (1)
      4.0    Form of Certificate of Common Stock (1)
      4.1    Form of Indenture between the Company and Bank One, Columbus, NA as
             Trustee (1)
      4.2    Form of Note due 2003 (included in Exhibit 4.1) (1)
      4.3    Certificate of Trust of Ocwen Capital Trust I (3)
      4.4    Amended and Restated  Declaration of Trust of Ocwen Capital Trust I
             (3)
      4.5    Form of Capital Security of Ocwen Capital Trust I (4)
      4.6    Form  of  Indenture   relating  to  10  7/8%  Junior   Subordinated
             Debentures due 2027 of the Company (3)
      4.7    Form of 10 7/8%  Junior  Subordinated  Debentures  due  2027 of the
             Company (4)
      4.8    Form of Guarantee of the Company relating to the Capital Securities of Ocwen Capital Trust I (3)
      4.9    Form of  Indenture  between  the  Bank  and The Bank of New York as
             Trustee
      4.10   Form of Subordinated Debentures due 2005 (5)
     10.1    Ocwen Financial  Corporation 1991 Non-Qualified  Stock Option Plan,
             as amended (1)
     10.2    Ocwen  Financial  Corporation  1996  Stock Plan for  Directors,  as
             amended (2)
     10.3    Ocwen Financial Corporation 1998 Annual Incentive Plan (6)
     10.4    Ocwen Financial Corporation Long-Term Incentive Plan (6)
     10.5    Agreement  for  the  Sale  and  Purchase  of the  Business  of City
             Mortgage  Corporation  Limited and its  Subsidiaries and the Entire
             Issued Share Capital of City Mortgage Receivables 7 PLC (7)
     10.6    Loan   Facility   Agreement   between  Ocwen   Limited,   Greenwich
             International, LTD, and Ocwen Financial Corporation (8)
     10.7    Form of Master Repurchase  Agreement  Governing Purchases and Sales
             of Mortgage Loans between Lehman Commercial Paper,  Inc., and Ocwen
             Financial Services, Inc. (8)
     27.1    Financial Data Schedule for the three months ended June 30, 1998

----------------------
(1) Incorporated by reference to the similarly described exhibit filed in connection with the Company's Registration Statement on Form S-1 File No. 333-5153, as amended, declared effective by the Securities and Exchange Commission ("Commission") on September 25, 1996.

(2) Incorporated by reference to the similarly described exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3) Incorporated by reference to the similarly identified exhibit filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the Commission on August 6, 1997.

(4) Incorporated by reference to similarly described exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(5) Incorporated by reference to the similarly described exhibit filed by the Bank in connection with Amendment No.2 to Offering Circular on Form OC (on Form S-1) filed on June 7, 1995.

(6) Incorporated by reference to the similarly described exhibit to the Company's Definitive Proxy Statement with respect to the Company's 1998 Annual Meeting as filed with the Commission on March 31, 1998.

(7) Incorporated by reference to the similarly described exhibit filed with Cityscape Financial Corporation's Form 8-K, as filed with the Commission on April 4, 1998.

(8) Incorporated by reference to the similarly described exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

     (b)     Reports on Form 8-K.

        (1) A Form 8-K was filed by the Company on April 7, 1998 which contained a news release announcing an agreement to acquire substantially all of the assets of Cityscape UK.

        (2) A Form 8-K was filed by the Company on May 12, 1998 which contained a news release announcing its financial results for the three months ended March 31, 1998.

        (3)  A Form 8-K was filed by the Company on July 2, 1998 which contained
             a  news   release   announcing   the   completion   of  its   first
             securitization of UK subprime loans.

        (4) A Form 8-K was filed by the Company on July 30, 1998 which contained a news release announcing its second quarter 1998 results, the write-down and sale of its IO portfolio and its decision to explore strategic alliance.


        (5) A Form 8-K was filed by the Company on July 31, 1998 which contained a news release expanding on its strategic alliance rationale.

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




Date: August 14, 1998