Form 10-Q
period 1998-09-30
OCWEN FINANCIAL CORP
filed 1998-11-16
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998

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


                              The Forum, Suite 1000
                         --------------------------------
         1675 Palm Beach Lakes Boulevard, West Palm Beach, Florida 33401
               (Address of principal executive offices) (Zip Code)


                                 (561) 682-8000
                              --------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


Number of shares of Common Stock, $.01 par value, outstanding as of November 6, 1998: 60,796,432

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q


                                    I N D E X
================================================================================


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements (Unaudited) ...........    3

         Consolidated Statements of Financial Condition
         at September 30, 1998 and December 31, 1997 .....................    3

         Consolidated Statements of Operations for the three and nine
         months ended September 30, 1998 and 1997 ........................    4

         Consolidated Statements of Changes in Stockholders' Equity
         for the nine months ended September 30, 1998 and the year
         ended December 31, 1997 .........................................    5

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1998 and 1997 ........................    6

         Notes to Consolidated Financial Statements ......................    8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .......................................   18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......   54

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................   54

Signature ................................................................   56

                                         PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                             (DOLLARS IN THOUSANDS)

                                                                                   September 30,   December 31,
                                                                                        1998           1997
                                                                                    -----------    -----------
Assets:
Cash and amounts due from depository institutions ...............................   $    22,374    $    12,243
Interest earning deposits .......................................................        22,489        140,001
Federal funds sold and repurchase agreements ....................................       213,000             --
Securities available for sale, at market value ..................................       712,850        476,796
Loans available for sale, at lower of cost or market ............................       337,336        177,041
Investment securities, net ......................................................        88,430         13,295
Loan portfolio, net .............................................................       224,741        266,299
Discount loan portfolio, net ....................................................     1,094,590      1,434,176
Investments in low-income housing tax credit interests ..........................       133,682        128,614
Investment in joint ventures ....................................................         1,206          1,056
Real estate owned, net ..........................................................       169,720        167,265
Investment in real estate .......................................................        17,271         65,972
Premises and equipment, net .....................................................        41,636         21,542
Income taxes receivable .........................................................        34,701             --
Deferred tax asset ..............................................................        42,581         45,148
Excess of purchase price over net assets acquired ...............................        34,430         15,560
Principal, interest and dividends receivable ....................................        18,395         17,284
Escrow advances on loans ........................................................        53,280         47,888
Other assets ....................................................................       128,016         38,985
                                                                                    -----------    -----------
                                                                                    $ 3,390,728    $ 3,069,165
                                                                                    ===========    ===========
Liabilities and Stockholders' Equity

Liabilities:
   Deposits .....................................................................   $ 2,076,537    $ 1,982,822
   Securities sold under agreements to repurchase ...............................        60,798        108,250
   Obligations outstanding under lines of credit ................................       333,803        118,304
   Notes, debentures and other interest bearing obligations .....................       225,317        226,975
   Accrued interest payable .....................................................        43,887         32,238
   Income taxes payable .........................................................            --          3,132
   Accrued expenses, payables and other liabilities .............................        80,159         51,709
                                                                                    -----------    -----------
     Total liabilities ..........................................................     2,820,501      2,523,430
                                                                                    -----------    -----------

Company-obligated, mandatorily redeemable securities of subsidiary trust holding
      Solely junior subordinated debentures of the Company ......................       125,000        125,000

Minority interest ...............................................................         1,136          1,043

Commitments and contingencies (Note 9)

Stockholders' equity:
   Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares issued
     and outstanding ............................................................            --             --

   Common stock, $.01 par value; 200,000,000 shares authorized; 60,796,432 and
     60,565,835 shares issued and outstanding at September 30, 1998 and December
     31, 1997, respectively .....................................................           608            606
   Additional paid-in capital ...................................................       166,193        164,751
   Retained earnings ............................................................       268,726        259,349
   Unrealized gain (loss) on securities available for sale, net of taxes ........        11,073         (5,014)
   Foreign currency translation adjustment, net of taxes ........................        (2,509)            --
                                                                                    -----------    -----------
     Total stockholders' equity .................................................       444,091        419,692
                                                                                    -----------    -----------
                                                                                    $ 3,390,728    $ 3,069,165
                                                                                    ===========    ===========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                       OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (DOLLARS IN THOUSANDS)

                                                                     Three Months                     Nine Months
                                                             ----------------------------    ----------------------------
For the periods ended September 30,                              1998            1997            1998            1997
----------------------------------------------------------   ------------    ------------    ------------    ------------
Interest income:
  Federal funds sold and repurchase agreements ...........   $      2,508    $      4,844    $      4,944    $      7,296
  Securities available for sale ..........................          8,982           8,725          25,655          23,407
  Securities held for trading ............................             --              --              --             248
  Loans available for sale ...............................         11,390           4,267          46,185          11,091
  Loans ..................................................         13,771          16,425          31,688          37,791
  Discount loans .........................................         50,274          42,370         129,352         116,840
  Investment securities and other ........................          1,617             695           3,633           2,122
                                                             ------------    ------------    ------------    ------------
                                                                   88,542          77,326         241,457         198,795
                                                             ------------    ------------    ------------    ------------
Interest expense:
  Deposits ...............................................         31,146          31,057          87,668          92,321
  Securities sold under agreements to repurchase .........          1,168              56           4,869             533
  Advances from the Federal Home Loan Bank ...............              6               8             106             436
  Obligations outstanding under lines of credit ..........          8,767           2,025          28,390           2,298
  Notes, debentures and other interest bearing obligations          6,772           6,798          20,258          20,388
                                                             ------------    ------------    ------------    ------------
                                                                   47,859          39,944         141,291         115,976
                                                             ------------    ------------    ------------    ------------
  Net interest income before provision for loan losses ...         40,683          37,382         100,166          82,819
Provision for loan losses ................................          1,806           4,088          13,734          21,739
                                                             ------------    ------------    ------------    ------------
  Net interest income after provision for loan losses ....         38,877          33,294          86,432          61,080
                                                             ------------    ------------    ------------    ------------
Non-interest income:
  Servicing fees and other charges .......................         15,348           7,321          39,044          17,510
  Gains on interest earning assets, net ..................         24,170           5,999             908          46,142
  Gains on real estate owned, net ........................          1,216           4,793          12,763           8,628
  Other income ...........................................         17,123           7,318          33,316           7,898
                                                             ------------    ------------    ------------    ------------
                                                                   57,857          25,431          86,031          80,178
                                                             ------------    ------------    ------------    ------------
Non-interest expense:
  Compensation and employee benefits .....................         32,474          20,471          83,721          55,069
  Occupancy and equipment ................................          9,485           5,029          24,495          11,818
  Net operating loss on investments in real estate and
    Certain low-income housing tax credit interests ......          2,696             622           4,988           1,819
  Other operating expenses ...............................         20,861           5,097          42,573          16,397
                                                             ------------    ------------    ------------    ------------
                                                                   65,516          31,219         155,777          85,103
                                                             ------------    ------------    ------------    ------------
Distributions on Company-obligated, mandatorily
  redeemable securities of subsidiary trust holding
  solely junior subordinated debentures ..................          3,398           1,850          10,195           1,850
Equity in earnings of investment in joint venture ........             --             546              --          16,220
                                                             ------------    ------------    ------------    ------------
  Income before income taxes .............................         27,820          26,202           6,491          70,525
Income tax (expense) benefit .............................         (2,922)         (6,179)          2,888         (14,911)
Minority interest in net (income) loss of consolidated
  subsidiary .............................................             33             142              (2)            384
                                                             ------------    ------------    ------------    ------------
  Net income .............................................   $     24,931    $     20,165    $      9,377    $     55,998
                                                             ============    ============    ============    ============

Income per share:
  Basic ..................................................   $       0.41    $       0.35    $       0.15    $       1.02
                                                             ============    ============    ============    ============
  Diluted ................................................   $       0.41    $       0.35    $       0.15    $       1.01
                                                             ============    ============    ============    ============
Weighted average common shares outstanding:
  Basic ..................................................     60,785,467      57,004,218      60,716,777      54,734,082
                                                             ============    ============    ============    ============
  Diluted ................................................     61,074,499      57,749,958      61,249,163      55,341,404
                                                             ============    ============    ============    ============


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                           OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     (DOLLARS IN THOUSANDS)
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND THE YEAR ENDED DECEMBER 31, 1997


                                                                             Unrealized
                                                                             gain (loss)                    Notes
                                                                                 on                       receivable
                                                                             securities       Foreign    on exercise
                                     Common Stock      Additional             available       currency    of common
                                 --------------------   paid-in   Retained    for sale,     translation     stock
                                    Shares     Amount   Capital   Earnings   net of taxes   adjustments    options      Total
                                 -----------  -------  ---------  ---------  ------------   -----------    --------   ---------
Balances at December 31, 1996...  53,488,340  $   535  $  22,990  $ 180,417   $  3,486       $     --     $ (3,832)   $ 203,596

Net income .....................          --       --         --     78,932         --             --           --       78,932

Repurchase of common stock
   options .....................          --       --     (3,208)        --         --             --           --       (3,208)

Exercise of common stock
   options .....................     171,297        2      3,035         --         --             --           --        3,037

Issuance of common stock .......   6,906,198       69    141,934         --         --             --           --      142,003

Repayment of notes receivable
   on exercise of common stock
   options .....................          --       --         --         --         --             --        3,832        3,832

Change in unrealized gain (loss)
   on securities available for
   sale, net of taxes...........          --       --         --         --     (8,500)            --           --       (8,500)
                                 -----------  -------  ---------  ---------   --------       --------     --------    ---------

Balances at December 31, 1997...  60,565,835      606    164,751    259,349     (5,014)            --           --      419,692

Net income .....................          --       --         --      9,377         --             --           --        9,377

Repurchase of common stock
   options .....................          --       --     (6,334)        --         --             --           --       (6,334)

Exercise of common stock
   options .....................     228,358        2      7,720         --         --             --           --        7,722

Repurchases of common stock.....    (318,311)      (3)    (7,769)        --         --             --           --       (7,772)

Issuance of common stock .......     320,550        3      7,825         --         --             --           --        7,828

Change in unrealized gain (loss)
   on securities available for
   sale, net of taxes...........          --       --         --         --     16,087             --           --       16,087

Foreign currency translation
   adjustment, net of taxes.....          --       --         --         --         --         (2,509)          --       (2,509)
                                 -----------  -------  ---------  ---------   --------       --------     --------    ---------
Balances at September 30, 1998..  60,796,432  $   608  $ 166,193  $ 268,726   $ 11,073       $ (2,509)    $     --    $ 444,091
                                 ===========  =======  =========  =========   ========       ========     ========    =========


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                      OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (DOLLARS IN THOUSANDS)

For the nine months ended September 30,                                                         1998            1997
------------------------------------------------------------------------------------------   -----------    -----------
Cash flows from operating activities:
  Net income .............................................................................   $     9,377    $    55,998
  Adjustments to reconcile net income to net cash (used) provided by operating activities:
  Net cash provided from trading activities ..............................................        88,164        112,905
  Proceeds from sales of loans available for sale ........................................     1,198,872        301,773
  Purchases of loans available for sale ..................................................      (778,987)       (86,606)
  Origination of loans available for sale ................................................      (661,664)      (297,254)
  Principal payments received on loans available for sale ................................        70,463         11,975
  Premium amortization, net ..............................................................        70,011         33,678
  Depreciation and amortization ..........................................................        13,513         13,073
  Provision for loan losses ..............................................................        13,734         21,739
  Gains on interest earning assets, net ..................................................          (908)       (46,142)
  Provision for real estate owned, net ...................................................        12,561          4,725
  Gain on sale of real estate owned, net .................................................       (33,910)       (19,637)
  Gain on sale of low-income housing tax credit interests ................................        (6,867)        (6,298)
  (Increase) decrease in principal, interest and dividends receivable ....................        (1,111)         1,688
  Increase in income taxes receivable ....................................................       (37,833)        (5,761)
  Increase in deferred tax asset .........................................................        (4,102)        (8,789)
  Increase in escrow advances ............................................................        (5,392)       (14,771)
  Increase in other assets ...............................................................      (119,477)       (14,258)
  Increase in accrued expenses, interest payable and other liabilities ...................        44,516          9,724
                                                                                             -----------    -----------
Net cash (used) provided by operating activities .........................................      (129,040)        67,762
                                                                                             ===========    ===========

Cash flows from investing activities:
  Proceeds from sales of securities available for sale ...................................       269,828        215,033
  Purchases of securities available for sale .............................................      (864,280)      (193,244)
  Maturities of and principal payments received on securities available for sale .........       231,554         30,065
  Purchase of securities held for investment .............................................       (77,715)       (29,920)
  Acquisition of subsidiaries ............................................................       (21,477)        (6,750)
  Purchase of low-income housing tax credit interests ....................................       (34,397)       (23,525)
  Proceeds from sale of low-income housing tax credit interests ..........................        33,828         22,026
  Proceeds from sales of discount loans ..................................................       497,650        221,966
  Proceeds from sales of loans held for investment .......................................            --          2,384
  Purchase and originations of loans held for investment, net of undisbursed loan funds...      (160,046)      (103,161)
  Purchase of discount loans .............................................................      (730,163)    (1,107,494)
  Decrease (increase) in real estate held for investment .................................        48,701        (16,211)
  (Increase) decrease in investment in joint ventures ....................................          (150)        43,978
  Principal payments received on loans held for investment ...............................       202,648        137,699
  Principal payments received on discount loans ..........................................       399,065        305,466
  Proceeds from sales of real estate owned ...............................................       224,967        130,617
  Purchase of real estate owned in connection with discount loan purchases ...............       (14,850)       (21,963)
  Additions to premises and equipment ....................................................       (27,635)        (9,259)
  Other, net .............................................................................            --          1,636
                                                                                             -----------    -----------
Net cash used by investing activities ....................................................       (22,472)      (400,657)
                                                                                             ===========    ===========

                                                (Continued on next page)


                                      OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (DOLLARS IN THOUSANDS)

For the nine months ended September 30,                                                1998           1997
---------------------------------------------------------------------------------   -----------    ---------
Cash flows from financing activities:
   Increase in deposits .........................................................        93,715       51,210
   Decrease in securities sold under agreements to repurchase ...................       (47,452)     (71,471)
   Repayment of notes, debentures and other interest-bearing obligations ........        (1,658)          --
   Proceeds from issuance of obligations under lines of credit, net of repayments       215,499      142,714
   Payments on advances from Federal Home Loan Bank .............................            --         (399)
   Repayments of loans made to executive officers ...............................            --        2,133
   Exercise of common stock options .............................................         3,305        1,737
   Proceeds from issuance of capital trust securities ...........................            --      125,000
   Payment of capital trust securities issuance costs ...........................            --       (4,322)
   Issuance of shares of common stock, net ......................................         7,828      141,898
   Repurchase of common stock ...................................................        (7,772)           0
   Repurchase of common stock options ...........................................        (6,334)      (1,870)
                                                                                    -----------    ---------
Net cash provided by financing activities .......................................       257,131      386,630
                                                                                    -----------    ---------

Net increase in cash and cash equivalents .......................................       105,619       53,735
Cash and cash equivalents at beginning of period ................................       152,244       52,219
                                                                                    -----------    ---------
Cash and cash equivalents at end of period ......................................   $   257,863    $ 105,954
                                                                                    ===========    =========

Reconciliation of cash and cash equivalents at end of period:
   Cash and amounts due from depository institutions ............................   $    22,374    $  15,641
   Interest earning deposits ....................................................        22,489        7,469
   Federal funds sold and repurchase agreements .................................       213,000       82,844
                                                                                    -----------    ---------
                                                                                    $   257,863    $ 105,954
                                                                                    ===========    =========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Interest ...................................................................   $   129,642    $ 105,597
                                                                                    ===========    =========

     Income taxes ...............................................................   $    34,363    $  29,461
                                                                                    ===========    =========

Supplemental schedule of non-cash investing and financing activities:

   Real estate owned acquired through foreclosure ...............................   $   182,574    $ 139,416
                                                                                    ===========    =========
   Exchange of discount loans and loans available for sale of securities ........   $ 1,668,364    $ 442,442
                                                                                    ===========    =========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

================================================================================

NOTE 1            BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of Ocwen Financial Corporation ("OCN" or the "Company") and its subsidiaries. OCN owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank"), Investors Mortgage Insurance Holding Company ("IMI"), Ocwen UK plc ("Ocwen UK") and Ocwen Technology Xchange, Inc. ("OTX"). OCN also owns 97.8% of Ocwen Financial Services ("OFS"), with the remaining 2.2% owned by the owners (and their spouses) of Admiral Home Loan ("Admiral") and reported in the consolidated financial statements as a minority interest. All significant intercompany transactions and balances have been eliminated in consolidation.

         The consolidated financial statements of the Company's foreign subsidiary, Ocwen UK, and its equity investee, Norland Capital Group plc, doing business as Kensington Mortgage Company ("Kensington"), a leading originator of nonconforming residential mortgages in the UK, have been prepared in accordance with accounting principles generally accepted in the United Kingdom ("UK GAAP"). UK GAAP varies in certain significant respects from generally accepted accounting principles in the United States ("U.S. GAAP"). The principal adjustment made to conform to U.S. GAAP was to recognize a gain on sale of interest earning assets in connection with the securitization of single family subprime residential mortgage loans and record the residual security retained at fair value.

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at September 30, 1998 and December 31, 1997, the results of its operations for the three and nine months ended September 30, 1998 and 1997, its cash flows for the nine months ended September 30, 1998 and 1997, and its changes in stockholders' equity for the year ended December 31, 1997 and the nine months ended September 30, 1998. The results of operations and other data for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 1998. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the September 30, 1998 presentation.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

NOTE 2            CURRENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards found in Accounting Principles Board Opinion ("APB") No. 15 for computing earnings per share ("EPS") and makes them comparable to international standards. Under SFAS No. 128, the Company is required to present both basic and diluted EPS on the face of its statements of operations. Basic EPS, which replaces primary EPS required by APB No. 15 for entities with complex capital structures, excludes common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 with earlier application not permitted. The Company adopted SFAS No. 128 effective December 31, 1997. All prior period EPS data have been restated.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative and hedging activities and supersedes and amends a number of existing standards. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition. The gain or loss recognition is determined on the intended use and resulting designation of the financial instruments as follows:

     o Gains or losses on derivative instruments not designated as hedging instruments are recognized in the period of change in fair value.

     o Gains or losses on derivative instruments designated as hedging the exposure to changes in the fair value of a recognized asset, liability or firm commitment are recognized in earnings in the period of the fair value change, together with the offsetting fair value loss or gain on the hedged item.

     o Gains or losses on derivative instruments designated as hedging exposure to variable cash flows arising from a forecasted transaction are initially reported, to the extent the fair value change is offset by the change in the forecasted cash flows, as a component of other comprehensive income. The portion of the change in fair value in excess of the offsetting change in forecasted cash flows is reported in earnings in the period of the change.

     o Gains or losses on derivative instruments designated as foreign currency hedges of net investments in foreign operations are reported in other comprehensive income as part of the foreign currency translation adjustment.

         SFAS No. 133 precludes the use of nonderivative  financial  instruments as hedging instruments, except that nonderivative financial instruments denominated in a foreign currency may be designated as a hedge of the foreign currency exposure of an unrecognized firm commitment denominated in a foreign currency or a net investment in a foreign operation.

         Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

================================================================================

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

         In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" as an amendment of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 65 establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar to the primary operations of a mortgage banking enterprise. SFAS No. 65, as amended by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", requires that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS No. 134 further amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. Early application is encouraged and is permitted as of October 1998. The Company adopted SFAS No. 134 effective October 31, 1998 and this will be reflected in the financial statements of the Company for periods ending thereafter. The adoption of SFAS No. 134 did not have a material impact on the Company's financial position or results of operation upon adoption.

NOTE 3            ACQUISITION AND DISPOSITION TRANSACTIONS

         On April 24, 1998, the Company, through its wholly owned subsidiary Ocwen UK, acquired substantially all of the assets, and certain liabilities, of the United Kingdom ("UK") operations of Cityscape Financial Corp. ("Cityscape UK"). As consummated, the Company acquired Cityscape UK's mortgage loan portfolio and its residential subprime mortgage loan origination and servicing businesses for $421,326 ((pound)249.6 million) and assumed $34,303 ((pound)20.3 million) of Cityscape UK's liabilities. The excess of purchase price over net assets acquired related to this transaction - which amounted to $13,892 ((pound)8.2 million), net of accumulated amortization of $384 ((pound)227,000) at September 30, 1998, is being amortized on a straight-line basis over a period of 15 years.

         On February 25, 1998, the Company purchased 36.07% of the total outstanding common stock of Kensington for $45,858 ((pound)27.8 million). This investment is accounted for under the equity method and is included in investment securities. The excess of the purchase price over the net investment which amounted to $36,988 ((pound)22.4 million) net of accumulated amortization of $1,497 ((pound)908,000) at September 30, 1998, is being amortized on a straight-line basis over a period of 15 years.

         On January 20, 1998, the Company acquired DTS Communications, Inc. ("DTS"), a real estate technology company located in San Diego, California, for a purchase price of $13,025 in cash, common stock of the Company and repayment of certain indebtedness. DTS has developed technology tools to automate real estate transactions. DTS has been recognized by Microsoft Corporation for the Microsoft(R) component-based architecture to facilitate electronic data interchange. The common stock of the Company issued in the acquisition was acquired from affiliates of the Company at the same price per share as was used to calculate the number of shares issued in the acquisition. The excess of purchase price over net assets acquired related to this transaction, which amounted to $7,715, net of accumulated amortization of

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

================================================================================

$374 at September 30, 1998, is being amortized on a straight-line basis over a period of 15 years. DTS is a wholly-owned subsidiary of OTX.

         On November 6, 1997, the Company acquired AMOS, Inc. ("AMOS"), a Connecticut based company engaged primarily in the development of mortgage loan servicing software. AMOS' products are Microsoft(R) Windows(R) based, have client/server architecture and feature real-time processing, are designed to be year 2000 compliant, feature a scaleable database platform and have strong workflow capabilities. The aggregate purchase price was $9,718, including $4,815 which is contingent on AMOS meeting certain software development performance criteria. The excess of purchase price over net assets acquired related to this transaction, which amounted to $5,324, net of accumulated amortization of $296 at September 30, 1998, is being amortized on a straight-line basis over a period of 15 years. AMOS is a wholly owned subsidiary of OTX.

         The Company's investment in joint venture includes an investment in BCFL, L.L.C. ("BCFL"), a limited liability corporation formed in January 1997 between the Company and BlackRock Capital Finance L.P. ("BlackRock"). The Company owns a 10% interest in BCFL which was formed to acquire multifamily loans. At September 30, 1998, the Company's 10% investment, which is accounted for under the cost method, amounted to $1,206.

         On December 12, 1997, BCBF, L.L.C., (the "LLC"), a limited liability company formed in March 1996 between the Company and BlackRock distributed all of its assets to the Company and its other 50% investor, BlackRock.
Simultaneously, the Company acquired BlackRock's portion of the distributed assets. The Company's equity in earnings of the LLC of $0 and $16.2 million for the nine months ended September 30, 1998 and 1997, respectively, includes 50% of the net income of the LLC before deduction of the Company's 50% share of loan servicing fees which are paid 100% to the Bank. The Bank has recognized 50% of the loan servicing fees not eliminated in consolidation in servicing fees and other charges.

         Set forth below is the statement of operations of the LLC for the periods indicated.

                                  BCBF, L.L.C.
                            STATEMENTS OF OPERATIONS

                                                For the           For the
                                              Three Months       Nine Months
                                                  Ended             Ended
                                              September 30,     September 30,
                                                  1997              1997
                                                --------          --------
                                                       (In Thousands)
Interest income .............................   $  1,264          $  7,742
Interest expense ............................         --                --
                                                --------          --------
    Net interest income .....................      1,264             7,742
                                                --------          --------

Non-interest income:
   Gain (loss) on sale of loans held for sale       (187)           17,101
   (Loss) gain on real estate owned, net ....       (612)              725
   Loan fees ................................         --                23
                                                --------          --------
                                                    (799)           17,849
                                                --------          --------
Operating expenses:
   Loan servicing fees ......................        208             1,636
   Other loan expenses ......................         13                14
                                                --------          --------
                                                     221             1,650
                                                --------          --------
Net income ..................................   $    244          $ 23,941
                                                ========          ========

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

NOTE 4            CAPITAL  TRUST SECURITIES

         In August 1997, Ocwen Capital Trust I, a wholly-owned subsidiary of OCN, issued $125.0 million of 10 7/8% Capital Trust Securities (the "Capital Trust Securities"). Proceeds from issuance of the Capital Trust Securities were invested in 10 7/8% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of Ocwen Capital Trust I, will mature on August 1, 2027.

         Holders of the Capital Trust Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10 7/8% of the liquidation amount of $1,000 per Capital Trust Security. Payment of distributions out of moneys held by Ocwen Capital Trust I, and payments on liquidation of Ocwen Capital Trust I or the redemption of Capital Trust Securities are guaranteed by the Company to the extent Ocwen Capital Trust I has funds available therefore. If the Company does not make principal or interest payments on the Junior Subordinated Debentures, Ocwen Capital Trust I will not have sufficient funds to make distributions on the Capital Trust Securities in which event the guarantee shall not apply to such distributions until Ocwen Capital Trust I has sufficient funds available therefore. The Company has the right to defer payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the stated maturity of the Junior Subordinated Debentures. Upon the termination of any such extension period and the payment of all amounts then due on any interest payment date, the Company may elect to begin a new extension period. Accordingly, there could be multiple extension periods of varying lengths throughout the term of the Junior Subordinated Debentures. If interest payments on the Junior Subordinated Debentures are deferred, distributions on the Capital Trust Securities will also be deferred and, subject to certain exceptions, the Company may not, and may not permit any subsidiary of the Company to, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, the Company's capital stock or
(ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities that rank PARI PASSU with or junior to the Junior Subordinated Debentures. During an extension period, interest on the Junior Subordinated Debentures will continue to accrue at the rate of 10 7/8% per annum, compounded semi-annually.

         The Junior Subordinated Debentures are redeemable prior to maturity at the option of the Company, subject to the receipt of any necessary prior regulatory approval, (i) in whole or in part on or after August 1, 2007 at a redemption price equal to 105.438% of the principal amount thereof on August 1, 2007 declining ratably on each August 1 thereafter to 100% on or after August 1, 2017, plus accrued interest thereon, or (ii) at any time, in whole (but not in part), upon the occurrence and continuation of a special event (defined as a tax event, regulatory capital event or an investment company event) at a redemption price equal to the greater of (a) 100% of the principal amount thereof or (b) the sum of the present values of the principal amount and premium payable with respect to an optional redemption of such Junior Subordinated Debentures on August 1, 2007, together with scheduled payments of interest from the prepayment date to August 1, 2007, discounted to the prepayment date on a semi-annual basis at the adjusted Treasury rate plus accrued interest thereon to the date of prepayment. The Capital Trust Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption, in an amount equal to the amount of the related Junior Subordinated Debentures maturing or being redeemed and at a redemption price equal to the redemption price of the Junior Subordinated Debentures, plus accumulated and unpaid distributions thereon to the date of redemption.

         For financial reporting purposes, Ocwen Capital Trust I is treated as a subsidiary of the Company, and accordingly, the accounts of Ocwen Capital Trust I are included in the consolidated financial statements of the Company.
Intercompany transactions between Ocwen Capital Trust I and the Company, including the Junior Subordinated Debentures, are eliminated in the consolidated financial statements of the Company. The Capital Trust Securities are presented as a separate caption between liabilities and stockholders' equity in the consolidated statement of financial

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

================================================================================

condition of the Company as "Company-obligated, mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the Company". Distributions payable on the Capital Trust Securities are recorded as a separate caption immediately following non-interest expense in the consolidated statement of operations of the Company. The Company intends to continue this method of accounting in the future.

NOTE 5            COMPREHENSIVE  INCOME

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. SFAS No. 130 requires that comprehensive income be presented beginning with net income, adding the elements of comprehensive income not included in the determination of net income, to arrive at comprehensive income. Comprehensive income for the three months ended September 30, 1998 and 1997 amounted to $16,591 and $31,038, respectively, and for the nine months ended September 30, 1998 and 1997 amounted to $22,955 and $70,445, respectively.

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

INTEREST RATE MANAGEMENT

         In managing its interest rate risk, the Company on occasion enters into interest rate swap agreements ("interest swaps"). Under interest swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The terms of the interest swaps provide for the Company to receive a floating rate of interest equal to the London Interbank Offered Rate ("LIBOR") and to pay fixed interest rates. The notional amount of the outstanding interest swaps is amortized (i.e., reduced) monthly based upon estimated prepayment rates of the mortgages underlying the securities being hedged. The terms of the outstanding interest swaps at September 30, 1998 and December 31, 1997 follow:

                                               Notional     LIBOR        Fixed        Floating Rate at
                               Maturity         Amount      Index         Rate         End of Period       Fair Value
                               --------         ------      -----         ----         -------------       ----------
SEPTEMBER 30, 1998.......        1998         $  30,730    1-Month        6.18%             5.65%            $ (12)

DECEMBER 31, 1997........        1998         $  36,860    1-Month        6.18%             5.69%            $ (94)

         The 1-month LIBOR was 5.38% and 5.72% on September 30, 1998 and December 31, 1997, respectively.

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

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

================================================================================

         Terms and other information on interest rate futures contracts sold short were as follows at the dates indicated:


                                   Maturity    Notional Principal    Fair Value
                                   --------    ------------------    ----------
SEPTEMBER 30, 1998:
U.S. Treasury futures...........     1998          $    8,900         $    679

DECEMBER 31, 1997:
U.S. Treasury futures...........     1998          $  194,500         $  1,996

         The fair value of the interest rate swaps and interest rate futures contracts represent the estimated amount that the Company would receive or pay to terminate these agreements taking into account current interest rates. Market quotes are available for these agreements. The fair values are recorded in the Consolidated Statements of Financial Condition offsetting the item being hedged.

FOREIGN CURRENCY MANAGEMENT

         The Company enters into foreign currency derivatives to hedge its equity investments in Ocwen UK and Kensington. It is the Company's policy to periodically adjust the amount of foreign currency derivative contracts it has entered into in response to changes in its recorded equity investments in these foreign entities.

         The Company has determined that the local currency of its foreign subsidiary, Ocwen UK and its equity investment in Kensington, is the functional currency. In accordance with SFAS No. 52, "Foreign Currency Translation", assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at the statement of financial condition date and revenues and expenses are translated at average monthly rates.

         On April 22, the Company sold short foreign currency futures contracts ("currency futures") to hedge its foreign currency exposure related to its equity investment in Ocwen UK. Under the terms of the currency futures, the Company has the right to receive $46,313 and pay (pound)28.33 million. The fair value of the currency futures is based on quoted market prices.

         On February 25, 1998, the Company entered into a foreign currency swap agreement ("currency swap") with a AAA-rated counterparty to hedge its equity investment in Kensington. Under the terms of the currency swap, the Company will swap (pound)27.5 million for $43,546 in five years based on the exchange rate on the date the contract became effective. The discount on the currency swap representing the difference between the contracted forward rate and the spot rate at the date of inception is amortized over the life of the currency swap on a straight-line basis. The value of the currency swap is calculated as the notional amount of the currency swap multiplied by the difference between the spot rate at the date of inception and the spot rate at the financial statement date. On August 6, 1998, the Company sold short foreign currency futures contracts to further hedge its foreign currency exposure related to its equity investment in Kensington. Under the terms of the currency futures, the Company has the right to receive $410 and pay (pounds) 250,000. The fair value of the currency futures is based on quoted market prices.

         The resulting translation adjustments, the unamortized discount on the currency swap and the values of the hedging financial instruments are reported as translation adjustments and included as a component of stockholders' equity.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

================================================================================

         The following table sets forth the terms and values of these financial instruments at September 30, 1998. No such financial instruments were held at December 31, 1997:

                                              Notional Amount
                                      --------------------------------       Contract      Unamortized
                           Maturity           Pay              Receive         Rate          Discount      Fair Value
                           --------   --------------------     -------       --------      -----------     ----------
Currency swap                2003     (pound) 27.5 million     $  43,546       1.5835         $  1,562       $  3,064

British pound currency
futures                      1998     (pound) 250,000          $     410       1.6394             n/a        $     13
                             1999     (pound) 28.3 million     $  46,313       1.6394             n/a        $  1,497


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

         Recently the European Union announced that commencing on January 1, 1999, eleven of the fifteen member countries of the European Union will convert to a common currency (the "Euro"). At such time transactions will be conducted using either the Euro or the countries' existing currencies. Although the United Kingdom is a member of the European Union, it is not one of the participating countries in the Euro conversion, and the Company currently does not have transactions or operations in any of the participating countries. At this time, the Company has determined that the Euro conversion will not have an effect on the Company's financial condition or results of operations.

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

NOTE 8            REGULATORY REQUIREMENTS

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to Office of Thrift Supervision ("OTS") supervision. The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At September 30, 1998, the minimum regulatory capital requirements were:

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

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

================================================================================

         At September 30, 1998, the Bank was "well-capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized", the Bank must maintain minimum core capital, Tier 1 risk-based capital and total risk-based capital ratios as set forth in the table below and must not be subject to any written agreement, order or directive issued by the OTS to meet and maintain a specific capital level for any capital measure. The Bank's capital amounts and classification are subject to review by federal regulators as to components, risk-weightings and other factors. There are no conditions or events since September 30, 1998 that management believes have changed the institution's categorization as "well capitalized."

         The  following   table   summarizes  the  Bank's  actual  and  required
regulatory capital at September 30, 1998:

                                                                                                   To Be Well            Capital
                                                                           Minimum               Capitalized for      Requirements
                                                                         for Capital            Prompt Corrective     Committed to
                                                Actual                Adequacy Purposes         Action Provisions     by the Bank
                                        -----------------------     ----------------------    ---------------------   ------------
                                          Ratio        Amount         Ratio       Amount        Ratio      Amount         Ratio
                                        ---------    ----------     ---------    ---------    ---------  ----------   ------------
Stockholders' equity, and ratio
 to total assets ....................     10.22%    $   269,381

Net unrealized loss on certain
  available for sale securities .....                    (3,096)

Excess mortgage servicing rights
  and deferred tax assets ...........                      (357)
                                                    -----------
Tangible capital, and ratio to
  adjusted total assets .............     10.11%    $   265,928        1.50%    $  39,467
                                                    ===========                 =========

Tier 1 (core) capital, and ratio
  to adjusted total assets ..........     10.11%    $   265,928        3.00%    $  78,933       5.00%    $  131,555        9.00%
                                                    ===========                 =========                ==========

Tier 1 capital, and ratio to
  risk-weighted assets ..............     12.81%    $   265,928                                 6.00%    $  124,584
                                                    ===========                                          ==========

Allowance for loan and lease
  losses ............................                    24,055

Subordinated debentures .............                   100,000
                                                    -----------

Tier 2 capital ......................                   124,055

Low-level recourse deduction ........                   (16,243)
                                                    -----------

Total risk-based capital, and
  ratio to risk-weighted assets .....      18.00%    $   373,741        8.00%    $ 166,112     10.00%    $  207,640       13.00%
                                                    ===========                 =========                ----------

Total regulatory assets .............               $ 2,634,559
                                                    ===========

Adjusted total assets ...............               $ 2,631,106
                                                    ===========

Risk-weighted assets ................               $ 2,076,398
                                                    ===========

         The OTS has promulgated a regulation governing capital distributions. The Bank is considered to be a Tier 1 association under this regulation because it met or exceeded its fully phased-in capital requirements at September 30, 1998. A Tier 1 association that before and after a proposed capital distribution meets or exceeds its fully phased-in capital requirements may make capital distributions during any calendar year equal to the greater of (i) 100% of net income for the calendar year to date plus 50% of its "surplus capital ratio" at the beginning of the year or (ii) 75% of its net income over the most recent four-quarter period. In order to make these capital distributions, the Bank must submit written notice to the OTS 30 days in advance of making the distribution. Notwithstanding the foregoing, however, the Bank's ability to make capital distributions as a Tier 1 institution is limited by a committment by it to the OTS to maintain specified capital levels and to dividend to OCN subordinate securities resulting from the Bank's securitization activities.

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

         In connection with an examination of the Bank in late 1996 and early 1997, the staff of the OTS expressed concern about many of the Bank's non-traditional operations, which generally are deemed by the OTS to involve higher risk than lending activities historically emphasized by savings institutions, certain of the Bank's accounting policies and the adequacy of the Bank's capital in light of the Bank's lending and investment strategies. The activities which were of concern to the OTS included the Bank's subprime single family residential lending activities, the Bank's origination of acquisition, development and construction loans with terms which provide for shared participation in the results of the underlying real estate, the Bank's discount loan activities, which involve significantly higher investment in nonperforming and classified assets than the majority of the savings and loan industry, and the Bank's investment in subordinated classes of mortgage-related securities issued in connection with the Bank's asset securitization activities and otherwise.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

================================================================================

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

NOTE 9            COMMITMENTS AND CONTINGENCIES

         At September 30, 1998 the Company had commitments to (i) purchase $11,671 of discount loans secured by single family residential properties, (ii) originate $121,636 of subprime loans secured by single family residential properties, (iii) fund $32,064 of loans secured by multi-family residential buildings, (iv) fund $2,535 of loans secured by office buildings and (v) fund $370 of loans secured by hotel properties. In addition, the Company through the Bank had commitments under outstanding letters of credit in the amount of $15,965 at September 30, 1998. The Company, through its investment in subordinate securities and residuals which had a book value of $206,895 at September 30, 1998, supports senior classes of mortgage-related securities having an outstanding principal balance of $3,693,331.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         GENERAL

         The Company's primary business activities consist of its single family residential, multi-family residential, small commercial and large commercial discount loan acquisition and resolution activities, servicing of residential and commercial mortgage loans for others, lending, investments in a variety of mortgage-related securities and investments in low-income housing tax credit interests.

         The consistency of the operating results of the Company can be significantly affected by inter-period variations in: (i) the amount of assets acquired, particularly discount loans; (ii) the amount of resolutions of discount loans, particularly large multi-family residential and commercial real estate loans; (iii) the amount of multi-family residential and commercial real estate loans which mature or are prepaid, particularly loans with terms pursuant to which the Company participates in the profits of the underlying real estate; and (iv) sales by the Company of loans and (v) the volume and frequency of securities the Company's securitization of loans.

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

         At September 30, 1998, the significant subsidiaries of the Company, other than the Bank, were IMI, OFS, Ocwen Capital Trust I, Ocwen UK and OTX. As of September 30, 1998, IMI owns subordinate and residual mortgage backed securities, 8.12% or 1,540,000 shares of the outstanding common stock of Ocwen Asset Investment Corp. ("OAC"), as well as 8.7% or 1,808,733 units of Ocwen Partnership, L.P. ("OPLP"), the operating partnership formed to undertake the business of OAC and, through subsidiaries, also owns non-residential real estate properties as well as residential units in cooperative buildings. OFS was formed in October 1996 for the purpose of purchasing substantially all of the assets of Admiral (a transaction which closed on May 1, 1997), the Company's primary correspondent mortgage banking firm for subprime single family residential loans, and of assuming all of the Bank's subprime single family residential lending operations. Ocwen Capital Trust I, a wholly owned subsidiary of OCN, was formed for the express purpose of issuing $125.0 million of 10 7/8% Capital Trust Securities, the proceeds of which were invested in 10 7/8% Junior Subordinated Debentures issued by OCN.

         The following discussion of the Company's consolidated financial condition and results of operations and capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 hereof.

HIGHLIGHTS FOR THE QUARTER ENDED SEPTEMBER 30, 1998

         On July 27, 1998, the Company sold its entire portfolio of AAA-rated agency interest-only securities ("IOs") at a book value of $137.5 million. A $77.6 million pre-tax ($62.4 million after-tax) impairment loss was previously charged to earnings in the second quarter of 1998 as a result of the Company's decision to discontinue this investment activity and write-down the book value of the IOs.

         On September 17, 1998, OCN completed the securitization of 2,706 single family residential mortgage discount loans with an aggregate unpaid principal balance of $172.9 million. OCN recorded a net gain of $19.2 million on the sale of the senior classes of securities in connection with this transaction, of which $7.1 million was received by OCN. OCN continues to service the loans for a fee and has retained an interest in the related subordinate security valued at $12.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         On September 29, 1998, OCN completed the securitization of 2,205 subprime single family residential mortgage loans with an aggregate unpaid principal balance of $261.6 million. OCN recorded a net gain of $13.3 million on the sale of the senior classes of securities in connection with this transaction, none of which represented cash received by OCN. OCN continues to service the loans for a fee and has retained an interest in the related residual security valued at $18.3 million.

         For the three months ended September 30, 1998, OCN purchased discount loans with a total unpaid principal balance of $173.5 million. Combined purchases and originations of subprime single family loans for the same period amounted to $278.4 billion of unpaid principal balance of which the US dollar equivalent of $88.0 million were originated by Ocwen UK.

         On September 30, 1998, OCN filed a $250.0 million shelf registration statement with the Securities and Exchange Commission ("SEC") which allows for the issuance of up to $250.0 million of common and preferred stock, capital trust securities, senior and subordinated debt and other securities. At present, OCN does not have an intention to issue any security thereunder.

RECENT DEVELOPMENTS

         In recent months, OCN started to see increasing evidence of slowing economic growth which may become an economic downturn within the United States in the foreseeable future. In anticipation of these events, OCN is taking the following actions:

     o Refocusing its resources on its core competencies, namely the acquisition and management of servicing-intensive assets and the development of exportable loan-servicing technology for the mortgage and real estate industries;

     o Eliminating approximately 200 positions since August 1998, including laying off approximately 150 employees with the objective of reducing OCN's operating expenses and efficiency ratio (the majority of these positions were related to OCN's discontinuation of its subprime domestic retail broker network);

     o   Increasing  its  liquidity   position  to  maximize  OCN's  ability  to
         capitalize upon opportunities that an economic downturn will present;

     o Reducing OCN's reliance on gain on sale accounting (for example, OCN currently anticipates effecting only one US and one UK subprime securitization during the fourth quarter of 1998).

         OCN believes that its core businesses and philosophies of managing servicing intensive assets, developing advanced technology for the mortgage and real estate industries and identifying opportunistic investments are counter-cyclical in nature and that OCN can benefit from an economic downturn.

         Additionally,   OCN   is   currently   analyzing   possible   strategic
alternatives with respect to its subprime domestic wholesale operations.

         The Company's recent decision to increase its liquidity in order to improve its ability to capitalize on opportunities that an economic downturn may present is likely to have a negative impact on the Company's near term return on assets and return on equity. Whether this impact will be material, when it will evidence itself and what will be the duration of such an impact is dependent on a variety of factors, including, but not limited to, the magnitude by which the Company increases its liquidity and the duration of the period in which the Company maintains versus invests liquid assets rather than investment assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

 CONSOLIDATED FINANCIAL HIGHLIGHTS

                                                         At or For the Three Months Ended September 30,
                                                         ----------------------------------------------
                                                              1998           1997            Change %
                                                         ------------    ------------      ------------
                                                          (Dollars in Thousands, except per share data)
 Net interest income..................................   $     40,683    $     37,382            9
 Provision for loan losses............................         (1,806)         (4,088)         (56)
 Non-interest income..................................         57,857          25,431          128
 Non-interest expense.................................        (65,516)        (31,219)         110
 Distributions on Capital Trust Securities............         (3,398)         (1,850)          84
 Equity in earnings of investment in joint ventures...             --             546         (100)
 Income tax expense...................................         (2,922)         (6,179)         (53)
 Minority interest....................................             33             142          (77)
                                                         ------------    ------------
 Net income...........................................   $     24,931    $     20,165           24
                                                         ============    ============

 PER COMMON SHARE (1):
 Income per share:
    Basic.............................................   $       0.41    $       0.35           17
    Diluted...........................................           0.41            0.35           17
 Stock price:
    High .............................................   $      27.50    $      22.38           23
    Low ..............................................           8.75           16.06          (46)
    Close.............................................           8.75           21.06          (59)

 AVERAGE BALANCES
 Interest-earning assets..............................   $  2,966,091    $  2,423,833           22
 Interest-bearing liabilities.........................      2,702,114       2,362,201           14
 Stockholders' equity.................................        422,898         304,770           39

 KEY RATIOS
 Interest rate spread:
    Yield on interest-earning assets..................          11.94%          12.76%          (6)
    Cost of interest-bearing liabilities..............           7.08            6.76            5
    Interest rate spread..............................           4.86            6.00          (19)
 Annualized return on average assets (2)..............           2.74            2.78           (1)
 Annualized return on average equity..................          23.58           26.47          (11)
 Efficiency ratio(4)..................................          66.49           49.27          (35)
 Core (leverage) capital ratio........................          10.11           10.48           (4)
 Risk-based capital ratio.............................          18.00           13.99           29


                                                   20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                                                         At or For the Three Months Ended September 30,
                                                         ----------------------------------------------
                                                              1998           1997            Change %
                                                         ------------    ------------      ------------
                                                          (Dollars in Thousands, except per share data)
FOR THE PERIOD:
Net interest income..................................    $    100,166     $    82,819              21
Provision for loan losses............................         (13,734)        (21,739)            (37)
Non-interest income..................................          86,031          80,178               7
Non-interest expense.................................        (155,777)        (85,103)             83
Distributions on Capital Trust Securities............         (10,195)         (1,850)            451
Equity in earnings of investment in joint ventures...              --          16,220            (100)
Income tax benefit (expense) ........................           2,888         (14,911)            119
Minority interest....................................              (2)            384            (101)
                                                         ------------     -----------
Net income...........................................    $      9,377     $    55,998             (83)
                                                         ============     ===========

PER COMMON SHARE (1):
Income per share:
  Basic..............................................    $       0.15     $      1.02             (85)
  Diluted............................................            0.15            1.01             (85)
Stock Price:
  High...............................................    $      30.38     $     22.38              36
  Low................................................            8.75           12.63             (31)
  Close..............................................            8.75           21.06             (59)

AVERAGE BALANCES:
Interest-earning assets..............................    $  3,008,093     $ 2,308,516              30
Interest-bearing liabilities.........................       2,780,923       2,322,348              20
Stockholders' equity.................................         427,810         250,077              71

KEY RATIOS:
Interest rate spread:
  Yield on interest-earning assets...................           10.70%          11.48%             (7)
  Cost of interest-bearing liabilities...............            6.77            6.66               2
  Interest rate spread...............................            3.93            4.82             (18)
Annualized return on average assets (2)(3)...........            0.34            2.72             (88)
Annualized return on average equity (3)..............            2.92           29.86             (90)
Efficiency ratio (4).................................           83.66           47.49              76
Core (leverage) capital ratio........................           10.11           10.48              (4)
Risk-based capital ratio.............................           18.00           13.99              29


(1) For the periods ended September 30, 1997, retroactively adjusted for the 2-for-1 stock split approved by OCN's Board of Directors on October 29, 1997.

(2) Includes OCN's pro rata share of average assets held by the joint venture for the three and nine months ended September 30, 1997.

(3) Exclusive of the charge of $77,645 ($62,368 after tax) in the second quarter of 1998 associated with OCN's IO portfolio, the annualized return on average assets would have been 3.20% for the nine months ended September 30, 1998 and the annualized return on average equity would have been 27.12% for the nine months ended September 30, 1998.

(4) Before provision for loan losses, and including equity in earnings of investment in joint venture for the three and nine months ended September 30, 1997. Exclusive of the $77,645 charge in the second quarter of 1998 associated with OCN's IO portfolio, the efficiency ratio would have been 59.04% for the nine months ended September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

THIRD QUARTER SUMMARY

         The Company recorded net income of $24.9 million for the three months ended September 30, 1998 as compared to $20.2 million for the three months ended September 30, 1997. Diluted income per share was $0.41 for the third quarter of 1998 as compared to $0.35 for the third quarter of 1997.

         The $3.3 million or 9% increase in net interest income before provision for loan losses during the third quarter of 1998 as compared to the third quarter of 1997 is primarily due to a $7.1 million increase in interest income on loans available for sale and a $7.9 million increase in interest income on discount loans offset by a $2.7 million decrease in interest income on the loan portfolio and a $6.7 million increase in interest expense on obligations outstanding under lines of credit.

         The $2.3 million decrease in the provision for loan losses for the three months ended September 30, 1998 as compared to the same period in 1997 is due primarily to a decline in the balance of discount loan and loan portfolios.

         Non-interest income for the third quarter of 1998 increased by $32.4 million or 128% as compared to the third quarter of 1997 primarily as a result of an $18.2 million increase in gains on interest earning assets, an $8.0 million increase in servicing fees and other charges and a $9.8 million increase in other income. The increase in gains on interest earning assets is primarily due to a $27.1 million increase in net gains earned in connection with the securitization of loans, offset in part by a $10.9 million charge on certain available for sale securities. The increase in servicing fees and other charges reflects an increase in loan servicing and related fees as a result of a 201% increase in the average balance of loans serviced for others. The $9.8 million increase in other income is largely the result of $5.0 million of gains on sales of investments in real estate, the US dollar equivalent of $3.4 million of income related to the equity in earnings of Kensington and the US dollar equivalent of $2.9 million of brokerage commissions earned in connection with Ocwen UK loan originations.

         Non-interest expense, which includes $6.0 million and $15.4 million of operating expenses related to OTX and Ocwen UK, respectively, increased $34.3 million or 110% during the three months ended September 30, 1998 as compared to the same period in 1997 primarily as a result of (i) a $12.0 million increase in compensation and benefits, due to a 78% increase in the average number of employees, (ii) a $4.5 million increase in occupancy and equipment expense, and
(iii) a $15.8 million increase in other operating expenses.

         Distributions on the 10 7/8% Capital Trust Securities issued in August 1997 amounted to $3.4 million for the third quarter of 1998 as compared to $1.9 million for the same period in 1997.

         Income tax expense was recorded at a rate of 10.5% for the third quarter of 1998 as compared to 23.6% for the third quarter of 1997. The Company estimates that its effective tax rate for 1998 will approximate 7.9% before the use of a net operating loss carry-forward. Such operating loss carry-forward results in a $3.4 million tax benefit for the nine months ended September 30, 1998.

RESULTS OF OPERATIONS: THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================


                                                                    Three Months                       Nine Months
                                                             ----------------------------   --------------------------------
For the periods ended September 30,                             1998             1997          1998                1997
                                                             -----------     ------------   ----------- ----   -------------
(Dollars in Thousands)                                       Amount   %      Amount    %     Amount       %    Amount     %
--------------------------------------------------------     ------  ---     ------   ---    ------      ---   ------    ---
Discount Loans:
   Single family residential loans .....................      6,056   24     (1,537)   (8)    28,575     305     10,787   19
   Large commercial  real  estate loans ................     11,996   48     10,611    53     25,293     270     20,415   36
   Small commercial real estate loans ..................      1,651    7        457     2      7,669      82      1,599    3

Investment in low-income housing tax credits ...........      1,751    7      4,043    20      7,036      75      7,803   14

Commercial real estate lending .........................      6,928   28      4,045    20     12,246     130      6,113   11

Subprime single family residential lending (1)..........     (4,192) (17)      (684)   (3)    (1,828)    (19)        60   --

Mortgage loan servicing (2) ............................      1,582    6      1,473     7      5,710      61      2,581    5

Investment securities ..................................      2,394   10      2,207    11    (69,722)   (744)     5,612   10

OTX ....................................................     (1,826)  (7)        --    --     (6,076)    (65)        --   --

Other ..................................................     (1,409)  (6)      (450)   (2)       474       5      1,028    2
                                                           --------  ---   --------   ---   --------     ---   --------  ---
                                                           $ 24,931  100%  $ 20,165   100%  $  9,377     100%  $ 55,998  100%
                                                           ========  ===   ========   ===   ========     ===   ========  ===

-------------

(1) Includes the US dollar equivalent of net (loss) income from foreign operations derived from Ocwen UK of ($2.9) million and $2.9 million for the three and nine months ended September 30, 1998, respectively. Net (loss) income for the three and nine months ended September 30, 1998, includes the US dollar equivalent of ____ and $9.1 million, respectively, of net gains on securitization.
(2) Includes net income from foreign operations derived from Ocwen UK of $216,000 and $1.9 million for the three and nine months ended September 30, 1998, respectively.

         The Company's discount loan activities include asset acquisition, servicing and resolution of single family residential, multi-family, large commercial and small commercial loans and the related real estate owned. Investment in low-income housing tax credits includes the Company's investments, primarily through limited partnerships, in qualified low-income rental housing for the purpose of obtaining Federal income tax credits pursuant to Section 42 of the Internal Revenue Code ("Code"). Commercial lending includes the Company's origination of multi-family and commercial real estate loans held for investment. Subprime single family lending includes the Company's acquisition and origination of single family residential loans to nonconforming borrowers (both in the US and the UK) which are recorded as available for sale and the Company's historical loan portfolio of single family residential loans held for investment. Mortgage loan servicing includes the Company's fee-for-services business of providing loan servicing, including asset management and resolution services, to third-party owners of nonperforming, under-performing and subprime assets. Investment securities include securities available for sale, trading or investment, other than residuals and subordinate interests related to the Company's securitization activities which have been included in the related business activity.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

     The following is a discussion of the results of operations by business activity:


o SINGLE FAMILY RESIDENTIAL DISCOUNT LOANS - Net income totaled $6.1 million for the third quarter of 1998 and a net loss of $1.5 million for the third quarter of 1997. Included in the third quarter of 1998 is a charge of approximately $2.0 million on residential subordinate securities and a gain of $19.2 million earned on the securitization of single family residential discount mortgage loans with an aggregate unpaid principal balance of $172.9 million. Of this gain, approximately 37% or $7.1 million was cash. Asset acquisitions totaled approximately $92.0 million and $386.0 million for the third quarter of 1998 and 1997, respectively.

o LARGE COMMERCIAL DISCOUNT REAL ESTATE LOANS - Net income increased by $1.4 million or 13% in the third quarter of 1998 to $12 million from the third quarter of 1997. The increase reflects a gain of $8.5 million earned on the resolution of four office loans with an unpaid principal balance of $99.0 million. Asset acquisitions in the third quarter of 1998 totaled $43.3 million in unpaid principal balance as compared to $31.9 million in the third quarter of 1997. Asset acquisitions for the nine months ended September 30, 1998 and 1997 amounted to $292 million and $242 million, respectively.

o SMALL COMMERCIAL DISCOUNT REAL ESTATE LOANS - Net income totaled $1.7 million and $457,000 for the third quarter of 1998 and 1997, respectively. The results for the third quarter of 1998 include a charge of approximately $1.5 million against certain commercial subordinate securities. Asset acquisitions in the third quarter of 1998 totaled approximately $38.0 million as compared to $73.0 million in the third quarter of 1997. Asset acquisitions for the nine months ended September 30, 1998 and 1997 totaled $125.2 million and $164.1 million, respectively.

o INVESTMENT IN LOW-INCOME HOUSING TAX CREDITS - Net income totaled $1.8 million and $4.0 million for the third quarter of 1998 and 1997 respectively. Net income declined by $2.2 million as a result of a $2.3 million increase in operating losses associated with the real estate and a decline of $4.0 million associated with the sale of tax credit interests, offset in part by increases in tax credits and benefits. Low-income housing tax credits and benefits amounted to $4.6 and $3.8 million for the quarters ended September 30, 1998 and September 30, 1997, respectively.

o COMMERCIAL REAL ESTATE LENDING - Net income increased by $2.9 million or 71% to $6.9 million in the third quarter of 1998 as compared to the third quarter of 1997. The increase is primarily attributed to additional interest received on the payoff of seven loans totaling $7.1 million with an unpaid principal balance of approximately $65.0 million. The assets of the division decreased by approximately $160.0 million to $183.4 million for the nine months ended September 30, 1998 as compared to 1997, reflecting continuing loan payoffs.

o SUBPRIME SINGLE FAMILY RESIDENTIAL LENDING - The division reported a net loss of $4.2 million and $684,000 for the third quarter of 1998 and 1997, respectively. The net loss in the third quarter of 1998 includes a gain of $13.3 million on the securitization of subprime single family mortgage loans with an unpaid principal balance of $261.6 million, offset primarily by a $7.4 million charge on securities available for sale and a write-off of $2.0 million of goodwill at OFS. The goodwill write-off was recorded in connection with the decision to close the Company's domestic retail branch system. During the third quarter of 1998, the Company purchased and originated single family residential loans to subprime borrowers with an unpaid principal balance of $278.4 million, of which Ocwen UK originated the U.S. dollar equivalent of $88.0 million. This compares to a volume of $194.9 million during the third quarter of 1997.

o MORTGAGE LOAN SERVICING - Net income totaled $1.6 million and $1.5 million for the third quarter of 1998 and 1997, respectively. Servicing fees increased by $8.0 million, reflecting an increase in loans serviced for others from $5.5 billion at December 31, 1997 to $9.96 billion at September 30, 1998. The unpaid principal balance of loans serviced for others averaged $9.13 billion and $3.03 billion during the third quarter of 1998 and 1997, respectively. The increase in net income was partially offset by the increase in expenses associated with establishing a nationwide customer service and collection facility in Orlando, Florida. At September 30, 1998, the Company serviced 142,847 loans.

o OTX - The subsidiary reported a net loss of $1.8 million for the third quarter of 1998. The operating loss was partially offset by $1.3 million of capitalized software costs in the third quarter of 1998. Positive net earnings from this subsidiary are not anticipated until 1999.

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

                                                                                Three months ended September 30,
                                                       -----------------------------------------------------------------------------
                                                                           1998                                   1997
                                                       ----------------------------------------  -----------------------------------
                                                          Average                  Annualized    Average                  Annualized
                                                          Balance     Interest     Yield/Rate    Balance      Interest    Yield/Rate
                                                       ------------  -----------  -------------  -------    -----------   ----------
                                                                                     (Dollars in Thousands)
AVERAGE ASSETS:
Federal funds sold and repurchase agreements ........  $   185,765   $     2,508      5.40%    $  341,868   $     4,844       5.67%
Securities available for sale (1) ...................      597,261         8,982      6.02        232,957         8,725      14.98
Loans available for sale (2) ........................      467,449        11,390      9.75        172,053         4,267       9.92
Investment securities and other .....................      103,379         1,617      6.26         48,018           695       5.79
Loan portfolio (2) ..................................      255,113        13,771     21.59        412,520        16,425      15.93
Discount loan portfolio .............................    1,357,124        50,274     14.82      1,216,417        42,370      13.93
                                                       -----------   -----------               ----------   -----------
Total interest-earning assets, interest income ......    2,966,091        88,542     11.94      2,423,833        77,326      12.76
                                                       -----------   -----------                            -----------
Non-interest earning cash ...........................       53,347                                  6,061
Allowance for loan losses ...........................      (26,844)                               (25,866)
Investments in low-income housing tax credit interest      138,716                                 95,399
Investment in joint ventures ........................        1,132                                 25,552
Real estate owned, net ..............................      153,474                                139,143
Investment in real estate ...........................       22,615                                 54,181
Other assets ........................................      335,604                                185,211
                                                       -----------                             ----------
Total assets ........................................  $ 3,644,135                             $2,903,514
                                                       ===========                             ==========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing demand deposits ....................  $    50,912   $       552      4.34%    $   34,521   $       282       3.27%
Savings deposits ....................................        1,606             9      2.24          1,933            11       2.28
Certificates of deposit .............................    1,887,969        30,585      6.48      1,964,058        30,764       6.27
                                                       -----------   -----------               ----------   -----------
Total interest-bearing deposits .....................    1,940,487        31,146      6.42      2,000,512        31,057       6.21
Notes, debentures and other .........................      225,397         6,772     12.02        233,717         6,798      11.63
Obligations outstanding under lines of credit .......      461,316         8,767      7.60        124,341         2,025       6.51
Securities sold under agreements to repurchase ......       74,495         1,168      6.27          3,075            56       7.28
Federal Home Loan Bank advances .....................          419             6      5.73            556             8       5.76
                                                       -----------   -----------     -----     ----------   -----------
Total interest-bearing liabilities, interest expense     2,702,114        47,859      7.08      2,362,201        39,944       6.76
                                                                     -----------                            -----------
Non-interest bearing deposits .......................          951                                 37,269
Escrow deposits .....................................      201,221                                 80,840
Capital Trust Securities ............................      125,000                                 68,548
Other liabilities ...................................      191,951                                 49,886
                                                       -----------                             ----------
Total liabilities ...................................    3,221,237                              2,598,744
Stockholders' equity ................................      422,898                                304,770
                                                       -----------                             ----------
Total liabilities and stockholders' equity ..........  $ 3,644,135                             $2,903,514
                                                       ===========                             ==========
Net interest income before provision for loan losses                 $    40,683                            $    37,382
                                                                     ===========                            ===========
Net interest rate spread ............................                                 4.86%                                   6.00%
Net interest margin .................................                                 5.49%                                   6.17%
Ratio of interest-earning assets to interest-
    Bearing liabilities .............................          110%                                   103%


                                                                 25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                                                                                Nine months ended September 30,
                                                       -----------------------------------------------------------------------------
                                                                           1998                                   1997
                                                       ----------------------------------------  -----------------------------------
                                                          Average                  Annualized    Average                  Annualized
                                                          Balance     Interest     Yield/Rate    Balance      Interest    Yield/Rate
                                                       ------------  -----------  -------------  -------    -----------   ----------
                                                                                     (Dollars in Thousands)
AVERAGE ASSETS:

Federal funds sold and repurchase agreements ......... $   130,421   $     4,944       5.05%   $  179,132   $     7,296       5.43%
Securities available for trading .....................          --            --         --         4,393           248       7.53
Securities available for sale (1) ....................     571,862        25,655       5.98       293,393        23,407      10.64
Loans available for sale (2) .........................     601,708        46,185      10.23       142,194        11,091      10.40
Investment securities and other ......................      82,370         3,633       5.88        33,388         2,122       8.47
Loan portfolio (2) ...................................     273,979        31,688      15.42       427,749        37,791      11.78
Discount loan portfolio ..............................   1,347,753       129,352      12.80     1,228,267       116,840      12.68
                                                       -----------   -----------               ----------   -----------
  Total interest-earning assets, interest income .....   3,008,093       241,457      10.70     2,308,516       198,795      11.48
                                                                     -----------                            -----------
Non-interest earning cash ............................      31,826                                  9,872
Allowance for loan losses ............................     (25,632)                               (21,274)
Investments in low-income housing tax credit interests     128,089                                 95,525
Investment in joint ventures .........................       1,081                                 39,772
Real estate owned, net ...............................     167,346                                117,966
Investment in real estate ............................      46,521                                 18,060
Other assets .........................................     271,620                                179,456
                                                       -----------                             ----------
  Total assets ....................................... $ 3,628,944                             $2,747,893
                                                       ===========                             ==========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing demand deposits ..................... $    36,901   $     1,165       4.21%   $   33,940   $     1,005       3.95%
Savings deposits .....................................       1,695            29       2.28         2,197            38       2.31
Certificates of deposit ..............................   1,840,767        86,474       6.26     1,986,270        91,278       6.13
                                                       -----------   -----------               ----------   -----------
  Total interest-bearing deposits ....................   1,879,363        87,668       6.22     2,022,407        92,321       6.09
Notes, debentures and other ..........................     225,790        20,258      11.96       230,160        20,388      11.81
Obligations outstanding under lines of credit ........     556,581        28,390       6.80        46,225         2,298       6.63
Securities sold under agreements to repurchase .......     116,556         4,869       5.57        12,760           533       5.57
Federal Home Loan Bank advances ......................       2,633           106       5.37        10,796           436       5.38
                                                       -----------   -----------               ----------   -----------
  Total interest-bearing liabilities, interest expense   2,780,923       141,291       6.77     2,322,348       115,976       6.66
                                                                     -----------                            -----------
Non-interest bearing deposits ........................      14,546                                 26,986
Escrow deposits ......................................     151,749                                 74,853
Capital Trust Securities .............................     125,000                                 22,849
Other liabilities ....................................     128,916                                 50,780
                                                       -----------                             ----------
  Total liabilities ..................................   3,201,134                              2,497,816
Stockholders' equity .................................     427,810                                250,077
                                                       -----------                             ----------
  Total liabilities and stockholders' equity ......... $ 3,628,944                             $2,747,893
                                                       ===========                             ==========
Net interest income before provision for loan losses..               $   100,166                             $   82,819
                                                                     ===========                             ==========
Net interest rate spread .............................                                 3.93%                                  4.82%
Net interest margin ..................................                                 4.44%                                  4.78%
Ratio of interest-earning assets to interest-bearing
  liabilities ........................................         108%                                    99%

(1)  Excludes effect of unrealized gains or losses on securities available for sale.

(2)  The average balances of loans available for sale and loan portfolio include  non-performing  loans, interest on which is recognized on a cash basis.

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

                                                     Three months                          Nine months
                                           --------------------------------    --------------------------------
                                                     1998 vs 1997                         1998 vs 1997
For the periods ended September 30,        --------------------------------    --------------------------------
(Dollars in Thousands)                        Increase (decrease) due to          Increase (decrease) due to
----------------------------------------   --------------------------------    --------------------------------
                                             Rate       Volume      Total        Rate       Volume      Total
                                           --------    --------    --------    --------    --------    --------
Interest-Earning Assets:
  Federal funds sold and repurchase ....
     agreements ........................   $   (219)   $ (2,117)   $ (2,336)   $   (478)   $ (1,874)   $ (2,352)
  Securities held for trading ..........         --          --          --          --        (248)       (248)
  Securities available for sale ........     (7,482)      7,739         257     (24,220)     26,468       2,248
  Loans available for sale .............        (76)      7,199       7,123        (453)     35,547      35,094
  Loans ................................      4,767      (7,421)     (2,654)     19,511     (25,614)     (6,103)
  Discount loans .......................      2,802       5,102       7,904       1,053      11,459      12,512
  Investment securities and other ......         61         861         922      (1,650)      3,161       1,511
                                           --------    --------    --------    --------    --------    --------
   Total interest-earning assets .......       (147)     11,363      11,216      (6,237)     48,899      42,662
                                           --------    --------    --------    --------    --------    --------

Interest-Bearing Liabilities:
  Interest-bearing demand deposits .....        110         160         270          69          91         160
  Savings deposits .....................         --          (2)         (2)         --          (9)         (9)
  Certificate of deposit ...............      1,034      (1,213)       (179)      4,420      (9,224)     (4,804)
                                           --------    --------    --------    --------    --------    --------
   Total interest-bearing deposits .....      1,144      (1,055)         89       4,489      (9,142)     (4,653)
  Notes, debentures and other interest-
     bearing obligations ...............        220        (246)        (26)        503        (633)       (130)
  Securities sold under agreements to
     repurchase ........................         (9)      1,121       1,112          --       4,336       4,336
  Obligations outstanding under lines of
     credit ............................        391       6,351       6,742          61      26,031      26,092
  Federal Home Loan Bank advances ......          1          (3)         (2)         (1)       (329)       (330)
                                           --------    --------    --------    --------    --------    --------
  Total interest-bearing liabilities ...      1,747       6,168       7,915       5,052      20,263      25,315
                                           --------    --------    --------    --------    --------    --------
Increase in net interest income ........   $ (1,894)   $  5,195    $  3,301    $(11,289)   $ 28,636    $ 17,347
                                           ========    ========    ========    ========    ========    ========

         The Company's net interest income of $40.7 million increased $3.3 million or 9% during the three months ended September 30, 1998 as compared to the comparable period in the prior year. Interest income increased $11.2 million or 15% due to a $542.3 million or 22% increase in the Company's average interest-earning assets, offset by an 82 basis point decline in the weighted average yield earned. Of the $542.3 million increase in average interest earning assets, $364.3 million, $295.4 million, and $140.7 million relate to increases in securities available for sale, loans available for sale and discount loans, respectively, offset by a $157.4 million decrease in loan portfolio and a $156.1 million decline in federal funds sold and repurchase agreements. Interest expense increased $7.9 million or 20% due to a $340.0 million or 14% increase in the Company's average interest-bearing liabilities and a 32 basis point increase in the weighed average rate paid. Of the $340.0 million net increase in the average balance of interest-bearing liabilities, $337.0 million and $71.4 million relate to increases in borrowings under lines of credit and securities sold under agreements to repurchase, respectively, offset by a $60.0 million decline in total interest-bearing deposits, primarily certificates of deposit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The Company's net interest income of $100.1 million for the nine months ended September 30, 1998, increased $17.3 million or 21% as compared to the same period in the prior year. The increase resulted from a $699.6 million increase in average interest earning assets, offset by a 78 basis point decline in the weighted average yield earned and a $458.6 million increase in average interest-bearing liabilities.

         INTEREST INCOME. Interest income on the discount loan portfolio increased by $7.9 million or 19% in the three months ended September 30, 1998 as compared to the same period in 1997 primarily as a result of a $140.7 million or 12% increase in the average balance of the discount loan portfolio and an 89 basis point increase in the average yield earned. For the nine months ended September 30, 1998, and compared to the same period in 1997, interest income on the discount loan portfolio increased $12.5 million or 11% due to a $119.5 million or 10% increase in the average balance of the discount loan portfolio and a 12 basis point increase in the average yield earned. The yield on the overall discount loan portfolio may fluctuate from quarter to quarter as a result of the timing of resolutions, particularly the resolution of large multifamily and commercial loans and the mix of the overall portfolio between paying and non-paying loans.

         Interest income on loans available for sale increased $7.1 million or 167% during the third quarter of 1998 as compared to the same period in 1997 primarily as a result of a $295.4 million increase in the average balance (of which the US dollar equivalent of $129.6 million related to Ocwen U.K.) by a 17 basis point decrease in the average yield earned. For the nine months ended September 30, 1998, interest income on loans available for sale increased $35.1 million or 316% as compared to 1997 due to an increase in the average balance of loans available for sale of 323% or $459.5 million (of which $188.6 million related to Ocwen UK), offset in part by a 17 basis point decrease in the average yield earned.

         Interest income on the loan portfolio decreased by $2.7 million or 16% in the three months ended September 30, 1998 versus the three months ended September 30, 1997 primarily due to a $157.4 million or 38% decrease in the average balance of the loan portfolio which was offset in part by a 566 basis point increase in the average yield earned. For the nine months ended September 30, 1998, interest income on the loan portfolio decreased $6.1 million or 16% over that of the same period in 1997 as a result of a $153.8 million or 36% decrease in the average balance of the loan portfolio which was offset in part by a 364 basis point increase in the average yield earned on the portfolio. The increases in the average yields earned during 1998 are primarily due to $7.1 million and $11.8 million of additional interest received during the three and nine months ended September 30, 1998, respectively, in connection with the payoff of multifamily loans and nonresidential loans secured by hotel and office buildings, as compared to $5.5 million and $6.4 million during the three and nine months ended September 30, 1997, respectively.

         Interest income on federal funds sold and repurchase agreements decreased $2.3 million or 48% during the third quarter of 1998 as compared to the same period in 1997 primarily as a result of a $156.1 million or 46% decrease in the average balance and a 27 basis point decline in the average yield earned. Interest income on federal funds sold and repurchase agreements decreased $2.3 million or 32% during the nine months ended September 30, 1998 as compared to the same period in 1997 due to a decrease in the average balance of $48.7 million or 27% and a 38 basis point decline in the average yield earned.

         INTEREST EXPENSE. Interest expense of $47.9 million for the third quarter of 1998 increased by $7.9 million or 20% over the comparable period in the prior year as a result of a $340.0 million or 14% increase in the average balance of interest-bearing liabilities. Of the $340.0 million net increase in the average balance of interest-bearing liabilities, $337.0 million and $71.4 million related to increases in borrowings under lines of credit and securities sold under agreements to repurchase, respectively, offset by a $60.0 million decline in total interest-bearing deposits, primarily certificates of deposit. The increase in borrowing under lines of credit is primarily due to the Company's use of lines of credit at OFS and Ocwen UK to fund the growth in subprime single-family residential loans. The average rate paid on interest-bearing liabilities was 7.08% and 6.76% in the third quarter of 1998 and 1997, respectively. For the nine months ended September 30, 1998, interest expense amounted to $141.3 million, a $25.3 million or 22% increase over the same period of the prior year which resulted from a $458.6 million increase in average interest-bearing liabilities, primarily obligations outstanding under lines of credit.

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

         The following table sets forth the components of the Company's provision for loan losses for the periods indicated.

                                                     Three Months                   Nine Months
For the periods ended September 30,           -------------------------     -------------------------
(Dollars in Thousands)                            1998           1997           1998           1997
---------------------------------------       ----------      ---------     ----------     ----------
Discount loans.........................       $    2,119      $   4,245     $   13,603     $   20,409
Loan portfolio.........................             (313)          (157)           131          1,330
                                              ----------      ---------     ----------     ----------
   Total...............................       $    1,806      $   4,088     $   13,734     $   21,739
                                              ==========      =========     ==========     ==========

         The decline in the loan loss provision for discount loans during the three and nine months ended September 30, 1998 as compared to the same periods in the prior year is due primarily to a decline in the balance of discount loans. The decline in the loan loss provision for the loan portfolio is primarily due to a one-time charge of $1.1 million in the second quarter of 1997 to reserve for losses on a specific loan and a decline in the loan portfolio balance. At September 30, 1998, OCN had allowances for loan losses of $21.1 million and $4.1 million on its discount loan and loan portfolios, respectively, which amounted to 1.9% and 1.8% of the respective balances. OCN maintained reserves of 1.6% and 1.4% on its discount loan and loan portfolios, respectively, at December 31, 1997.

         Although management utilizes its best judgment in providing for possible loan losses, there can be no assurance that the Company will not change its provisions for possible loan losses in subsequent periods to a higher or lower level from that recorded to date in 1998. Changing economic and business conditions, fluctuations in local markets for real estate, future changes in non-performing asset trends, large upward movements in market interest rates or other reasons could affect the Company's future provisions for loan losses. For further discussion and analysis regarding the provisions for loan losses, see "Changes in Financial Condition Allowances for Losses."

         NON-INTEREST INCOME. The following table sets forth the principal components of the Company's non-interest income during the periods indicated.

                                                             Three Months                     Nine Months
For the periods ended September 30,                   ---------------------------     ---------------------------
(Dollars in Thousands)                                    1998            1997            1998            1997
----------------------------------------------        -----------    ------------     -----------     -----------
Servicing fees and other charges..............        $    15,348    $      7,321     $    39,044     $    17,510

Gains on interest-earning assets, net.........             24,170           5,999             908          46,142

Gain on real estate owned, net................              1,216           4,793          12,763           8,628

Other income..................................             17,123           7,318          33,316           7,898
                                                      -----------    ------------     -----------     -----------
   Total......................................        $    57,857    $     25,431     $    86,031     $    80,178
                                                      ===========    ============     ===========     ===========

         The $8.0 million and $21.5 million increase in servicing fees and other charges during the three and nine months ended September 30, 1998, respectively, was due to an increase in loan servicing and related fees as a result of the Company's increase in loans (primarily subprime and non-performing) serviced for others. The average unpaid principal balance of loans serviced for others amounted to $9.13 billion and $7.47 billion during the three and nine months ended September 30, 1998, respectively, as compared to $3.03 billion and $2.52 billion during the three and nine months ended September 30, 1997, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the Company's loans serviced for others at September 30, 1998 (Dollars in Thousands):

                                Discount Loans            Subprime Loans             Other Loans                 Total
                           -----------------------   -----------------------   -----------------------   -----------------------
                                          Number                    Number                    Number                    Number
                             Amount      of Loans      Amount      of Loans      Amount      of Loans      Amount      of Loans
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Loans securitized (1) ..   $1,052,425       17,426   $1,856,505       43,401   $       --           --   $2,908,930       60,827

Loans serviced for third
  parties ..............    1,727,330       22,454    4,444,416       56,537      881,622        3,029    7,053,368       82,020
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                           $2,779,755       39,880   $6,300,921       99,938   $  881,622        3,029   $9,962,298      142,847
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

(1) Consists of loans securitized by the Company and now held by a third-party securitization entity (in which the Company retains a subordinate and/or residual interest).

         Net gains on interest-earning assets in the third quarter of 1998 of $24.2 million were primarily comprised of $32.5 million of net gains recognized in connection with the securitization of single family discount and single family subprime residential mortgage loans, as presented in the table below, offset by a $10.9 million charge on certain securities available for sale. Additionally the Company recognized a $1.9 million gain on the sale of small commercial discount loans and a $1.6 million gain on the sale of large commercial discount loans. Net gains on interest-earning assets in the third quarter of 1997 of $6.0 million were primarily comprised of $5.4 million of net gains in connection with the securitization of single family subprime residential mortgage loans, as presented in the table below.

         Net gains on interest-earning assets of $908,000 for the nine months ended September 30, 1998 consisted primarily of $88.2 million of net gains recognized in connection with the securitization of single family discount and single family subprime residential mortgage loans, as presented in the table below, offset by $8.5 million and $77.6 million of charges on the portfolio of AAA-rated agency IOs in the first and second quarter of 1998, respectively.

         Gains on interest-earning assets (as well as other assets, such as real estate owned, as discussed below) generally are dependent on various factors which are not necessarily within the control of the Company, including market (both for mortgages and securitization) and economic conditions and government fiscal and monetary policies, prevailing interest and currency exchange rates and credit, prepayment, basis and asset/liability risks. As a result, there can be no assurance that the gains on sale of interest-earning assets (and other assets) reported by the Company in prior periods will be reported in future periods or that there will not be substantial inter-period variations in the results from such activities.

         At present, OCN believes that the fixed income markets are currently experiencing significant risk aversion with the resulting negative effects on liquidity and access to capital for specialty finance lenders, including OCN. These effects include an increased number of distressed whole loan sales and a limited buyer base in the marketplace which have resulted in widening spreads on securitizations and significant depression in whole loan pricing. Partially in reaction thereto, OCN has decided to reduce its reliance on gain on sale accounting. OCN completed one single family discount and one US single family subprime securitization during the third quarter of 1998 (see table below), and currently anticipates effecting one US and one UK single family subprime securitization during the fourth quarter of 1998.

         The following table sets forth the Company's net gains recognized in connection with the securitization of loans during the periods indicated (Dollars in Thousands):

                                Loans Securitized                                     Book Value
--------------------------------------------------------------------------------     of Securities
                 Type of Loans                      Principal       No. of Loans       Retained          Net Gain
--------------------------------------------       -----------      ------------      -----------      -----------
For the Three Months Ended
September 30, 1998:
   Single family discount...................       $   172,904            2,706       $    12,056      $    19,168
   Single family subprime...................           261,649            2,205            18,266           13,339
                                                   -----------      -----------       -----------      -----------
                                                   $   434,553            4,911       $    30,322      $    32,507
                                                   ===========      ===========       ===========      ===========

   Single family discount...................       $        --               --       $        --      $        --
   Single family subprime...................           102,201              910             6,988            5,377
                                                   -----------      -----------       -----------      -----------
                                                   $   102,201              910       $     6,988      $     5,377
                                                   ===========      ===========       ===========      ===========


                                                         30

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                                Loans Securitized                                     Book Value
--------------------------------------------------------------------------------     of Securities
                 Type of Loans                      Principal       No. of Loans       Retained          Net Gain
--------------------------------------------       -----------      ------------      -----------      -----------
For the Nine Months Ended:
September 30, 1998:
   Single family discount...................       $   498,798            7,638       $    32,261      $    48,085
   Single family subprime...................         1,169,566           22,345            89,378           40,079
                                                   -----------      -----------       -----------      -----------
                                                   $ 1,668,364           29,983       $   121,639      $    88,164
                                                   ===========      ===========       ===========      ===========
September 30, 1997:
   Single family discount...................       $   215,396      $     2,664       $     9,657      $    26,700
   Single family subprime...................           207,046            1,806            14,120            9,839
                                                   -----------      -----------       -----------      -----------
                                                   $   442,442      $     4,470       $    23,777      $    36,539
                                                   ===========      ===========       ===========      ===========

         The Company's securitization activities result in subordinated and/or residual securities which the Company retains, which had a carrying value of $228.5 million at September 30, 1998 and which are included in securities available for sale at fair value. See "Changes in Financial Condition - Securities Available for Sale."

         The following table sets forth the results of the Company's investment in real estate owned (which does not include investments in real estate), which were primarily related to the discount loan portfolio, during the periods indicated:

                                                        Three Months                          Nine Months
For the periods ended September 30,             -----------------------------       ------------------------------
(Dollars in Thousands)                             1998              1997              1998               1997
------------------------------------------      -----------       -----------       -----------        -----------
Gains on sales............................      $    10,551       $     9,171       $    33,909        $    19,637
Provision for loss in fair value..........           (6,682)           (2,478)          (12,561)            (4,725)
Carrying costs, net.......................           (2,653)           (1,900)           (8,585)            (6,284)
                                                -----------       -----------       -----------        -----------
   Gain on real estate owned, net.........      $     1,216       $     4,793       $    12,763        $     8,628
                                                ===========       ===========       ===========        ===========

         The increase in gains on sales during 1998 is primarily the result of increased volume. The Company sold 733 and 2,122 properties during the three and nine months ended September 30, 1998, respectively, as compared to 299 and 1,039 during the three and nine months ended September 30, 1997, respectively.

         The provision for loss in fair value for the third quarter of 1998 includes a general provision of $2.9 million as compared to $0 for the third quarter of 1997. At September 30, 1998 OCN had valuation allowances on real estate owned of $14.3 million or 8% of the balance as compared to $12.3 million and 7% at December 31, 1997.

         For additional information relating to the Company's real estate owned, see "Changes in Financial Condition-Real Estate Owned."

         Other income of $17.1 million for the third quarter of 1998 includes $5.0 million of gains on sales of investments in real estate, the U.S. dollar equivalent of $2.9 million of brokerage commissions earned in connection with the origination of loans by Ocwen UK, the U.S. dollar equivalent of $3.4 million of income related to the equity in earnings of Kensington, $2.3 million of gains recognized in connection with the sale of investments in three low-income housing tax credit projects and $1.1 million of management fees received from OAC. Also, included in other income for the nine months ended September 30, 1998 was a $4.7 million gain recognized in connection with the sale of investments in two low-income housing tax credit projects during the first quarter of 1998 and $2.9 million of gains on sales of investments in real estate during the second quarter of 1998. See "Changes in Financial Condition-Investments in Low-Income Housing Tax Credit Interests."

         NON-INTEREST EXPENSE. The following table sets forth the principal components of the Company's non-interest expense during the periods indicated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                                                        Three Months                          Nine Months
For the periods ended September 30,             -----------------------------       ------------------------------
(Dollars in Thousands)                             1998              1997              1998               1997
------------------------------------------      -----------       -----------       -----------        -----------
Compensation and employee benefits........      $    32,474       $    20,471       $    83,721        $    55,069
Occupancy and equipment...................            9,485             5,029            24,495             11,818
Net operating loss on investments in real
   estate and certain low-income housing
   tax credit interests...................            2,696               622             4,988              1,819
Other operating expense...................           20,861             5,097            42,573             16,397
                                                -----------       -----------       -----------        -----------
   Total..................................      $    65,516       $    31,219       $   155,777        $    85,103
                                                ===========       ===========       ===========        ===========

         Non-interest expense of $65.5 million for the third quarter of 1998 increased $34.3 million or 110% as compared to the third quarter of 1997 and includes $15.4 million and $6.0 million related to Ocwen UK and OTX, respectively.

         The increase in compensation and employee benefits during the three and nine months ended September 30, 1998 reflects an increase in the average number of employees from 944 and 795 during the three and nine months ended September 30, 1997 to 1,680 and 1,462 during the three and nine months ended September 30, 1998.

         The increase in occupancy and equipment expenses during the three and nine months ended September 30, 1998, as compared to the same period in the prior year was primarily due to increases in rent and other occupancy related expenses, data processing expenses and general office and equipment expenses, all largely attributable to the increase in leased corporate and loan production office space and the increase in employees discussed above.

         The $15.8 million increase in other operating expenses during the three months ended September 30, 1998 as compared to the comparable period in the prior year is due primarily to a $7.2 million increase in loan expenses (of which the US dollar equivalent of $6.1 million related to Ocwen UK), a $2.3 million increase in professional fees, a $2.5 million increase in amortization of goodwill which includes a $2.0 million write off of goodwill at OFS and a $1.8 million increase in marketing expenses.

         DISTRIBUTIONS ON COMPANY-OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY. In August 1997, Ocwen Capital Trust I issued $125.0 million of 10 7/8% Capital Trust Securities. Cash distributions on the Capital Trust Securities are payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10 7/8% of the liquidation amount of $1,000 per Capital Trust Security. For the three months ended September 30, 1998, the Company has recorded $3.4 million of distributions to holders of the Capital Trust Securities.

         EQUITY IN EARNINGS OF INVESTMENT IN JOINT VENTURES. On December 12, 1997, the LLC distributed all of its remaining assets to its partners. As a result, no equity in earnings of investment in joint venture was recorded during the nine months ended September 30, 1998. During the third quarter of 1997, the Company recorded $546,000 of income, which consisted primarily of net interest income, related to its investment in joint venture. The Company's 50% share of the income from the joint venture for the nine months of 1997 amounted to $16.2 million and consisted primarily of $7.7 million of net interest income and a $9.2 million of net gain related to the securitization of single-family residential loans in the first quarter. See Note 3 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         INCOME TAX EXPENSE. Income tax (expense) benefit amounted to $(2.9) million and $(6.2) million during the third quarter of 1998 and 1997, respectively, and $2.9 million and $(14.9) million for the first nine months of 1998 and 1997, respectively. The Company's income taxes reflect an expected tax rate of 7.9% for 1998 before the use of a $3.4 million tax benefit resulting from the use of prior year net operating loss carryforwards. This compares to an effective tax rate of 21.4% for 1997. The Company's expected tax rate is less than its statutory tax rate primarily due to tax credits of $4.6 million and $3.8 million for the third quarter of 1998 and 1997, respectively, and $13.6 million and $10.3 million for the nine months ended September 30, 1998 and 1997, respectively, resulting from investments in low-income housing tax credit interests. The Company's expected tax rate for the nine months ended September 30, 1998 was based on projected earnings. The Company's actual earnings for 1998 may vary from those projections and accordingly could result in an actual tax rate for 1998 which differs from the expected rate. No valuation allowance was required at September 30, 1998 because it is expected that losses and tax credits will be utilized to offset taxable income and tax expense. See "Changes in Financial Condition-Investments in Low-Income Housing Tax Credit Interests".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         MINORITY   INTEREST.   Minority   interest  in  net  (income)  loss  of
consolidated subsidiary represents the earnings attributable to the 2.2% interest in OFS owned by the shareholders (and their spouses) of Admiral. See
Note 1 to the Interim Consolidated Financial Statements included in Item 1 hereof.

CHANGES IN FINANCIAL CONDITION

         GENERAL. From December 31, 1997 to September 30, 1998 total assets increased by $321.6 million or 11%. This increase was primarily due to a $160.3 million increase in the loans available for sale, a $105.6 million increase in cash and cash equivalents, a $236.1 million increase in securities available for sale, primarily short duration collateralized mortgage obligations and a $75.1 million increase in investment securities, offset by a $339.6 million decrease in discount loans. Total liabilities increased by $297.1 million from December 31, 1997 to September 30, 1998 primarily due to a $215.5 million increase in obligations outstanding under lines of credit and a $93.7 million increase in deposits, offset by a $47.5 million increase in securities sold under agreements to repurchase.

         SECURITIES AVAILABLE FOR SALE. At September 30, 1998, securities available for sale amounted to $712.9 million or 21% of the Company's total assets. Securities available for sale are carried at market value with unrealized gains or losses reported as a separate component of stockholders' equity net of deferred taxes. Unrealized losses on securities that reflect a decline in value which is other than temporary are charged to earnings. Securities available for sale at September 30, 1998 included an aggregate of $11.1 million of unrealized gains, net of deferred taxes, as compared to $5.0 million of unrealized losses, net of deferred taxes, at December 31, 1997.

         The following table sets forth the carrying value (which represents market value) of the Company's securities available for sale at the dates indicated.
                                            September 30,    December 31,
                                                1998             1997
                                             ---------        ---------
Mortgage-related securities:                   (Dollars in Thousands)
  Single family residential:
    CMOs (AAA-rated) .....................   $ 471,620        $ 160,451
    Interest-only:
      FHLMC ..............................          --           64,745
      FNMA ...............................          --           59,715
      GNMA ...............................          --           29,766
      AAA-rated ..........................          --           13,863
    Unrated subordinates .................     113,728           41,737
    Subprime unrated residuals ...........      97,748           41,786
    Swap contracts .......................         (12)             (94)
                                             ---------        ---------
                                               683,084          411,969
                                             ---------        ---------
  Multi-family residential and commercial:
    Interest-only:
      AAA-rated ..........................          71            1,485
      BB-rated ...........................           7              190
      Unrated ............................         629            2,831
    Subordinates:
      B-rated ............................       6,006            4,296
      Unrated ............................      11,022            9,753
                                             ---------        ---------
                                                17,735           18,555
                                             ---------        ---------
Marketable equity securities:
     Common stocks .......................      12,031           46,272
                                             ---------        ---------
      Total ..............................   $ 712,850        $ 476,796
                                             =========        =========

         The Company's securities available for sale of $712.9 million at September 30, 1998 increased by $236.1 million or 49.5% from December 31, 1997 due primarily to $864.3 million of purchases which was offset by $269.8 million of sales, $231.6 million of maturities and principal repayments, $60.5 million of net premium amortization and $101.2 million of write-downs (including write-downs of $8.5 million and $77.6 million on AAA-rated agency IOs in the first and second quarter of 1998, respectively, as a result of the Company's decision to discontinue this investment activity, and $4.2 million and $10.9 million in the second quarter and third quarter of 1998, respectively, as a result of declines in value that are "other than temporary" on certain of the Company's subordinate and residual securities).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         Common stocks are comprised primarily of the Company's investment in OAC. At September 30, 1998 and December 31, 1997, the Company, through IMI, owned 1,540,000 and 1,715,000 shares of the issued and outstanding shares of OAC, having a market value of $12.0 million ($22.9 million book value) and $35.2 ($25.5 million book value) million, respectively.

         At September 30, 1998 the carrying value of the Company's investment in subordinated and residual interests amounted to $228.5 million ($206.9 million book value) or 32% of total securities available for sale and supported senior classes of securities having an outstanding principal balance of $3.69 billion. Because of their subordinate position, subordinated and residual classes of mortgage-related securities provide protection to and involve more risk than the senior class. Specifically, when cash flow is impaired, debt service goes first to the holders of senior classes. In addition, incoming cash flows may be held in a reserve fund to meet any future repayments until the holders of senior classes have been paid and, when appropriate, until a specified level of funds has been contributed to the reserve fund. Further, residual interests exhibit considerably more price volatility than mortgages or ordinary mortgage pass-through securities, due in part to the uncertain cash flows that result from changes in the prepayment rates of the underlying mortgages. Lastly, subordinated and residual interests involve substantially more credit risk than the senior classes of the mortgage-related securities to which such interests relate and generally are not as liquid as the senior classes.

         The Company generally retains subordinate and residual securities, which are certificated, related to its securitization of loans. Subordinate and residual interests in mortgage-related securities provide credit support to the more senior classes of the mortgage-related securities. Principal from the underlying mortgage loans generally is allocated first to the senior classes, with the most senior class having a priority right to the cash flow from the mortgage loans until its payment requirements are satisfied. To the extent that there are defaults and unrecoverable losses on the underlying mortgage loans, resulting in reduced cash flows, the most subordinate security will be the first to bear this loss. Because subordinate and residual interests generally have no credit support, to the extent there are realized losses on the mortgage loans comprising the mortgage collateral for such securities, the Company may not recover the full amount or, indeed, any of its initial investment in such subordinate and residual interests. The Company generally retains the most subordinate classes of the securities from the securitization and therefore will be the first to bear any credit losses.

         The Company determines the present value of anticipated cash flows at the time each securitization transaction closes, utilizing valuation assumptions appropriate for each particular transaction. The significant valuation assumptions include the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, the Company currently applies a discount rate of 18% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During 1998, the Company utilized proprietary prepayment curves generated by the Company (reaching an approximate range of annualized rates of 30%-40%). In its estimates of annual loss rates, the Company utilizes assumptions that it believes are reasonable. The Company estimates annual losses of between 0.22% and 2.06% of the underlying loans.

         Subordinate and residual interests are affected by the rate and timing of payments of principal (including prepayments, repurchase, defaults and liquidations) on the mortgage loans underlying a series of mortgage-related securities. The rate of principal payments may vary significantly over time depending on a variety of factors, such as the level of prevailing mortgage loan interest rates and economic, demographic, tax, legal and other factors. Prepayments on the mortgage loans underlying a series of mortgage-related securities are generally allocated to the more senior classes of mortgage-related securities. Although in the absence of defaults or interest shortfalls all subordinates receive interest, amounts otherwise allocable to residuals generally are used to make payments on more senior classes or to fund a reserve account for the protection of senior classes until overcollateralization or the balance in the reserve account reaches a specified level. In periods of declining interest rates, rates of prepayments on mortgage loans generally increase, and if the rate of prepayments is faster than anticipated, then the yield on subordinates will be positively affected and the yield on residuals will be negatively affected.

         The credit risk of mortgage related securities is affected by the nature of the underlying mortgage loans. In this regard, the risk of loss on securities backed by commercial and multifamily loans and single-family residential loans made to borrowers who, because of prior credit problems, the absence of a credit history or other factors, are unable or unwilling to qualify as borrowers under guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") for purchases of loans by such agencies, generally involve more risk than securities backed by single-family residential loans which conform to the requirements established by FHLMC and FNMA for their purchase by such agencies.

         The Company marks its securities portfolio to market value at the end of each month based upon broker/dealer marks, subject to an internal review process. For those securities which do not have an available market quotation, the Company requests market values and underlying assumptions from the various broker/dealers that underwrote or are currently financing the securities or have had prior experience with valuing the type of securities. Because the Company's subordinate and residual securities are not readily marketable, trades can be infrequent (and under some market conditions, non-existent), most broker/dealers do not have the securities modeled and the market value is typically available from only a small group of broker/dealers (and in most cases only one broker/dealer). When valuations are obtained from two or more broker/dealers, the average dealer mark is utilized. As of each reporting period, the Company evaluates whether and to what extent any unrealized loss is to be recognized as other than temporary.

         The Company periodically assesses the carrying value of its subordinate securities and residual securities retained as well as the servicing assets for impairment. There can be no assurance that the Company's estimates used to determine the gain on securitized loan sales, subordinate securities and residual securities retained and servicing assets valuations will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's subordinate securities and residual securities retained and/or servicing assets may be decreased or the Company may increase its allowance for possible credit losses on loans sold through a charge against earnings during the period management recognized the disparity. Other factors may also result in a write down of the Company's subordinate securities and residual securities retained in subsequent periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The Company does not intend to purchase subordinate classes of mortgage-related securities created by unaffiliated parties. The Company is likely, however, to retain subordinated and residual classes resulting from the securitization of assets held by it directly, although it is intended that any such securities held by the Bank will be distributed to the Company as a dividend, subject to the Bank's ability to declare such dividends under applicable limitations. Five such securities with an aggregate book value of $40.6 million were distributed to the Company from the Bank in the form of a dividend in the first quarter and one security with an aggregate value of $20.2 million was distributed in the third quarter of 1998. At September 30, 1998, the Bank held two subordinate securities with a carrying value and book value of $20.8 million and $16.2 million, respectively.

         LOANS AVAILABLE FOR SALE. The Company's loans available for sale at September 30, 1998, which are carried at the lower of cost or market, increased by $160.3 million or 91% from December 31, 1997 and consist primarily of single family residential loans to subprime borrowers. The Company generally intends to sell or securitize its single family residential loans to subprime borrowers and, as a result, all of such loans were classified as available for sale at September 30, 1998 and December 31, 1997. The Company's single family residential lending activities to subprime borrowers is conducted by OFS and Ocwen UK.

         The following table sets forth the composition of the Company's loans available for sale by type of loan at the dates indicated.

                                                 September 30,     December 31,
                                                      1998             1997
                                                   ----------        ----------
                                                     (Dollars in Thousands)
Single family residential loans.................   $  337,026        $  176,554
Consumer loans..................................          310               487
                                                   ----------        ----------
                                                   $  337,336        $  177,041
                                                   ==========        ==========

         The following table sets forth the activity in the Company's net loans available for sale during the periods indicated.

                                                        Three Months                         Nine Months
For the periods ended September 30,             -----------------------------       ------------------------------
(Dollars in Thousands)                             1998              1997              1998               1997
------------------------------------------      -----------       -----------       -----------        -----------
Balance at beginning of period............      $   338,359       $   103,627       $   177,041        $   126,366
Purchases (1):
   Single family residential..............           15,974            24,102           778,987             86,606
Originations (1):
   Single family residential..............          262,443           170,752           661,664            297,254
Sales (2).................................         (258,195)         (101,271)       (1,201,471)          (289,119)
Decrease in lower of cost or
   market reserve.........................             (835)             (683)           (3,266)            (1,125)
Loans transferred to loan portfolio.......               --                --                --            (13,694)
Principal repayments, net of capitalized
   interest...............................          (17,998)           (5,724)          (70,463)           (11,975)
Transfer to real estate owned.............           (2,412)             (791)           (5,156)            (4,301)
                                                -----------       -----------       -----------        -----------
   Net (decrease) increase in loans.......           (1,023)           86,385           160,295             63,646
                                                -----------       -----------       -----------        -----------
Balance at end of period..................      $   337,336       $   190,012       $   337,336        $   190,012
                                                ===========       ===========       ===========        ===========

(1) During the three months ended September 30, 1998 and 1997 the Company purchased and originated $278.4 million and $194.8 million, respectively; of single family residential loans to subprime borrowers of which $88.0 million ((pound)53.2million) were originated by Ocwen UK. During the nine months ended September 30, 1998 and 1997 the Company purchased and originated $1.44 billion and $383.9 million, respectively, of single family residential loans to subprime borrowers. Purchases during the nine months ended September 30, 1998 includes $421.3 million ((pound)249.6 million) purchased in connection with the acquisition of the U.K. operations of Cityscape Financial Corp. during the second quarter of 1998

(2) Included in sales for the three months ended September 30, 1998 is the securitization of 2,205 subprime single family residential mortgage loans with an aggregate unpaid principal balance of $261.6 million. During the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

     nine months ended September 30, 1998, the Company securitized $1.17 billion of subprime loans, which includes $363.8 million ((pound)218.1 million) by Ocwen UK.

         For additional information relating to the Company's securitization activities, see "Result of Operations: Three and Nine Months Ended September 30, 1998 versus Three and Nine Months Ended September 30, 1997 - Non-Interest Income."

         The loans available for sale portfolio is geographically located throughout the United States and the United Kingdom. The following table sets forth the five states or countries in which the largest amount of properties securing the Company's loans available for sale were located at September 30, 1998:

                                   Single Family     Multi-family
                                    Residential       Residential      Total
                                   -------------     ------------   -----------

UK............................     $  164,749          $      --    $   164,749
California....................         49,562                 --         49,562
Florida.......................         18,513                170         18,683
Illinois......................         14,195                 --         14,195
New Jersey....................         12,724                 --         12,724
Other (1).....................         77,204                219         77,423
                                   ----------          ---------    -----------
    Total.....................     $  336,947          $     389    $   337,336
                                   ==========          =========    ===========

(1) Consists of properties located in 42 other states, none of which aggregated over $9.1 million in any one state.

         The following table presents a summary of the Company's non-performing loans (loans which were past due 90 days or more) in the loans available for sale portfolio at the dates indicated:

                                               September 30,        December 31,
                                                   1998                 1997
                                                -----------         -----------
                                                    (Dollars in Thousands)
Non-performing loans:
   Single family..........................      $    66,855         $    13,509
   Consumer...............................               40                  25
                                                -----------         -----------
                                                $    66,895         $    13,534
                                                ===========         ===========

 Non-performing loans as a percentage of:
   Total loans available for sale.........            19.83%               7.64%
   Total assets...........................             1.97%               0.44%

         Non-performing loans of which the US dollar equivalent of $43.6 million represents UK subprime loans consist primarily of subprime single family residential loans, reflecting the higher risks of default associated with such loans. Although subprime loans generally have higher levels of default than prime loans, the Company believes that the borrower's equity in the security property and the Company's expertise in the area of resolution mitigates the higher default risk. OCN has discontinued its subprime domestic retail branch system and is currently analyzing strategic alternatives with respect to its subprime domestic wholesale operations.

         INVESTMENT SECURITIES. Investment securities increased by $75.1 million from December 31, 1997 to September 30, 1998 as a result of the Company's $50.6 million investment in 36.07% of the outstanding common stock of Kensington, a leading originator of nonconforming residential mortgages in the U.K., and a $27.1 million additional investment in OPLP during the first half of 1998 in exchange for an additional 1,648,733 limited partnership units. The additional investment in OPLP increases the Company's ownership to 1,808,733 units or 8.7%. See Note 1 to the Interim Consolidated Financial Statements included in Item 1 hereof and "Changes in Financial Condition - Securities Available for Sale."

         DISCOUNT LOAN PORTFOLIO. At September 30, 1998, the Company's net discount loan portfolio amounted to $1.09 billion or 32% of the Company's total assets. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                                                 September 30,      December 31,
                                                     1998               1997
                                                 ------------      ------------
                                                      (Dollars in Thousands)
Single family residential loans.............     $    495,802      $    900,817
Multi-family residential loans..............          219,576           191,302
Commercial real estate loans (1)............          647,673           701,035
Other loans.................................            8,439             1,865
                                                 ------------      ------------
   Total discount loans.....................        1,371,490         1,795,019
Unaccreted discount (2).....................         (255,805)         (337,350)
Allowance for loan losses...................          (21,095)          (23,493)
                                                 ------------      ------------
   Discount loans, net......................     $  1,094,590      $  1,434,176
                                                 ============      ============

(1) The balance at September 30, 1998 consisted of $230.3 million of loans secured by office buildings, $105.3 million of loans secured by hotels, $91.2 million of loans secured by retail properties or shopping centers and $220.9 million of loans secured by other properties. The balance at December 31, 1997 consisted of $363.7 million of loans secured by office buildings, $98.9 million of loans secured by hotels, $106.8 million of loans secured by retail properties or shopping centers and $131.6 million of loans secured by other properties.

(2) The balance at September 30, 1998 consisted of $136.0 million on single family residential loans, $27.2 million on multi-family residential loans, $92.5 million on commercial real estate loans and $100,000 on other loans. The balance at December 31, 1997 consisted of $170.7 million on single family residential loans, $46.0 million on multi-family residential loans, $120.5 million on commercial real estate loans and $200,000 on other loans.

           The discount loan portfolio is geographically located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's discount loans were located at September 30, 1998:

                                                                                Commercial
                                    Single Family         Multi-family          Real Estate
                                     Residential           Residential           and Other             Total
                                   -------------         -------------        -------------        -------------
                                                                (Dollars in Thousands)
California....................     $      78,902         $      35,156        $     133,440        $     247,498
New York......................            57,016                 9,924               81,644              148,584
Florida.......................            26,637                 3,554               80,987              111,178
New Jersey....................            44,741                 3,536               60,554              108,831
Missouri......................             6,782                65,808               31,051              103,641
Other (1).....................           281,718               101,935              268,105              651,758
                                   -------------         -------------        -------------        -------------
    Total.....................     $     495,796         $     219,913        $     655,781        $   1,371,490
                                   =============         =============        =============        =============

(1)  Consists of properties  located in 47 other  states,  none of which  aggregated  over $81.0 million in any one state.


                                                       38

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

The following tables set forth the activity in the Company's gross discount loan portfolio during the periods indicated.

                                                  Three months ended September 30,
                                         ---------------------------------------------------
                                                   1998                        1997
                                         ------------------------    -----------------------
                                                           No. of                    No. of
                                           Balance         Loans       Balance       Loans
                                         -----------    ---------    -----------    --------
                                                       (Dollars in Thousands)
Balance at beginning of period .......   $ 1,760,768       10,315    $ 1,590,427      11,110
Acquisitions(1) ......................       173,473        1,033        445,869       6,455
Resolutions and repayments(2) ........      (255,905)        (571)      (160,277)       (786)
Loans transferred to real estate owned      (104,088)      (1,012)       (69,900)       (358)
Sales(3) .............................      (202,758)      (2,725)            --          --
                                         -----------    ---------    -----------    --------
Balance at end of period .............   $ 1,371,490        7,040    $ 1,806,119      16,421
                                         ===========    =========    ===========    ========

                                                   Nine months ended September 30,
                                         ---------------------------------------------------
                                                   1998                        1997
                                         ------------------------    -----------------------
                                                           No. of                    No. of
                                           Balance         Loans       Balance       Loans
                                         -----------    ---------    -----------    --------
                                                       (Dollars in Thousands)
Balance at beginning of
period ...............................   $ 1,795,020      12,980    $ 1,314,399       5,460
Acquisitions(1) ......................       849,779       5,743      1,288,220      16,209
Resolutions and repayments(2) ........      (461,697)     (1,658)      (358,054)     (1,512)
Loans transferred to real estate owned      (253,295)     (2,335)      (190,398)     (1,102)
Sales(3) .............................      (558,317)     (7,690)      (248,048)     (2,634)
                                         -----------    --------    -----------    --------
Balance at end of period .............   $ 1,371,490       7,040    $ 1,806,119      16,421
                                         ===========    ========    ===========    ========

(1) During the three months ended September 30, 1998, acquisitions consisted of $87.2 million of single family residential loans, $20.6 million of multi-family residential loans and $87.2 million of commercial real estate and land loans. During the first nine months of 1998, acquisitions consisted of $65.7 million of single family residential loans, $169.1 million of multi-family residential loans and $258.2 million of commercial real estate and land loans. Included in acquisitions for the nine months ended September 30, 1997 are the Bank's approximate one-half allocated share of 13,781 single family residential loans acquired by the Company and its co-investor at an auction by HUD during the first quarter with an aggregate unpaid principal balance of $855.7 million for a purchase price of $757.4 million.

(2) Resolutions and repayments consist of loans which were resolved in a manner which resulted in partial or full repayment of the loan to the Company, as well as principal payments on loans which have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans which have not been resolved.

(3) Included in sales are the securitizations of discount single family residential mortgage loans. For discussion and analysis regarding the securitizations of discount single family residential mortgage loans, see "Results of Operations: Three and Nine Months Ended September 30, 1998 versus Three and Nine Months Ended September 30, 1997 - Non-Interest Income."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated.

                                                        September 30, 1998          December 31, 1997
                                                      -----------------------     ----------------------
                                                      Principal        % of       Principal       % of
                                                        Amount         Loans        Amount         Loans
                                                      ----------      -------     ----------     -------
                                                                    (Dollars in Thousands)
Loans without Forbearance Agreements:
   Current.......................................     $  673,329        49.08%    $  670,115       37.33%
   Past due 31 to 89 days........................         80,085         5.84         21,098        1.18
   Past due 90 days or more......................        441,163        32.18        638,319       35.56
   Acquired and servicing not yet transferred....         79,808         5.82         28,053        1.56
                                                      ----------      -------     ----------     -------
     Subtotal....................................      1,274,385        92.92      1,357,585       75.63
                                                      ----------      -------     ----------     -------

Loans with Forbearance Agreements:
   Current.......................................          2,629         0.19          3,140        0.18
   Past due 31 to 89 days........................            946         0.07          1,688        0.09
   Past due 90 days or more (1)..................         93,530         6.82        432,606       24.10
                                                      ----------      -------     ----------     -------
     Subtotal....................................         97,105         7.08        437,434       24.37
                                                      ----------      -------     ----------     -------

Total............................................     $1,371,490       100.00%    $1,795,019      100.00%
                                                      ==========      =======     ==========     =======

(1) Includes $88.8 million of loans which were less than 90 days past due under the terms of the forbearance agreements at September 30, 1998, of which $61.7 million were current and $27.1 million were past due 31 to 89 days.

         For discussion and analysis regarding the allowance for loan losses on discount loans, see "Changes in Financial Condition - Allowances for Losses".

         LOAN PORTFOLIO. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                 September 30,      December 31,
                                                      1998              1997
                                                 ------------      ------------
                                                      (Dollars in Thousands)
Single family residential loans...............   $     33,617      $     46,226
Multi-family residential loans................         65,355            71,382
Commercial real estate and land loans:
   Hotel......................................         27,299            89,362
   Office buildings...........................        102,300            68,759
   Land.......................................          2,541             2,858
   Other......................................          8,398            16,094
                                                 ------------      ------------
     Total....................................        140,538           177,073
Consumer......................................            144               244
                                                 ------------      ------------
     Total loans..............................        239,654           294,925
Undisbursed loan funds........................         (7,836)          (22,210)
Unaccreted discount...........................         (2,935)           (2,721)
Allowance for loan losses.....................         (4,142)           (3,695)
                                                 ------------      ------------
     Loans, net...............................   $    224,741      $    266,299
                                                 ============      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The loan portfolio is geographically located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loans were located at September 30, 1998.

                   Single Family      Multi-family       Commercial
                    Residential       Residential       Real Estate        Consumer           Total
                    ------------     -------------     -------------     ------------     -------------
                                                 (Dollars in Thousands)
New York.......     $      1,758     $      16,111     $      40,294     $         28     $      58,191
California.....           21,490             6,895             4,223               13            32,621
New Jersey.....              177             1,650            25,949               --            27,776
Maryland.......            1,902             1,827             8,989               --            12,718
Georgia........              269             4,729             6,278               --            11,276
Other (1)......            8,021            34,143            54,805              103            97,072
                    ------------     -------------     -------------     ------------     -------------
Total..........     $     33,617     $      65,355     $     140,538     $        144     $     239,654
                    ============     =============     =============     ============     =============

(1) Consists of properties located in 24 other states, none of which aggregated over $11.1 million in any one state.

         The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated.

                                                          Three Months                        Nine Months
                                                 -----------------------------       ----------------------------
                                                     1998              1997             1998              1997
                                                 -----------       -----------       -----------      -----------
                                                                      (Dollars in Thousands)
Balance at beginning of period............       $   296,361       $   507,300       $   294,925      $   501,114
Originations:
   Single family residential loans........                --               218                --            1,987
   Multi-family residential loans.........             7,950               257            30,221           12,994
   Commercial real estate loans and land
     loans................................            16,511             2,835            16,568           50,035
   Commercial non-mortgage and consumer
     loans................................            26,825                --            86,698            1,134
                                                 -----------       -----------       -----------      -----------
     Total loans originated...............            51,286             3,310           133,487           66,150
                                                 -----------       -----------       -----------      -----------
Purchases.................................                --                --                --               78
Sales.....................................                --                --                --           (2,346)
Loans transferred from available for sale.                --                --                --           13,802
Principal repayments, net of capitalized
 interest.................................          (107,993)          (58,481)         (188,758)        (126,316)
Transfer to real estate owned.............                --              (162)               --             (515)
                                                 -----------       -----------       -----------      -----------
     Net (decrease) increase in loans.....           (56,707)          (55,333)          (55,271)         (49,147)
                                                 -----------       -----------       -----------      -----------
Balance at end of period (1)..............       $   239,654       $   451,967       $   239,654      $   451,967
                                                 ===========       ===========       ===========      ===========

(1) The decline in the balance of the gross loan portfolio at September 30, 1998 as compared to September 30, 1997, is primarily due to significant payoffs of multi-family and commercial real estate loans secured by hotel and office buildings during the fourth quarter of 1997 and the second and third quarters of 1998.

         The following table presents a summary of the Company's non-performing loans (loans which are past due 90 days or more) in the loan portfolio and significant ratios at the dates indicated:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                                                                                 September 30,      December 31,
                                                                                     1998               1997
                                                                                  -----------       -----------
                                                                                     (Dollars in Thousands)
Nonperforming loans (1):
   Single family residential loans..........................................      $     1,510       $     1,575
   Multi-family residential loans...........................................           12,233             7,583
                                                                                  -----------       -----------
                                                                                  $    13,743       $     9,158
                                                                                  ===========       ===========
Nonperforming loans as a percentage of:
   Total loans (2)..........................................................             6.00%             3.36%
   Total assets.............................................................             0.40%             0.30%

Allowance for loan losses as a percentage of:
   Total loans (2)..........................................................             1.68%             1.37%
   Nonperforming loans......................................................            27.90%            40.35%

(1) The Company did not have any loans which were accruing interest but past due 90 days or more at the dates indicated.

(2)  Total loans is net of undisbursed loan funds and unaccreted discount.

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

         The following table sets forth the allocation of the Company's allowance for loan losses at the dates indicated by loan category and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                             September 30, 1998                    December 31, 1997
                                   ------------------------------------    ----------------------------------
                                                   Gross                                  Gross
                                                   Loan                                   Loan
                                   Allowance      Balance      Percent     Allowance     Balance     Percent
                                   ---------     ----------  ----------    ---------    ----------  ---------
                                                               (Dollars in Thousands)
Loan portfolio:
   Single family................   $    388      $   33,617       14.0%    $    512     $   46,226       15.7%
   Multi-family.................      1,800          65,355       27.3        2,163         71,382       24.2
   Commercial real estate.......      1,947         140,538       58.6        1,009        177,073       60.0
   Consumer.....................          8             144        0.1           11            244        0.1
                                   --------      ----------  ---------     --------     ----------  ---------
                                   $  4,143      $  239,654      100.0%    $  3,695     $  294,925      100.0%
                                   ========      ==========  =========     ========     ==========  =========
Discount loan portfolio:
   Single family................   $  9,522      $  495,802       36.2     $ 15,017     $  900,817       50.2%
   Multi-family.................      2,483         219,576       16.0        2,616        191,302       10.7
   Commercial real estate.......      8,883         647,673       47.2        5,860        701,035       39.0
   Other........................        207           8,439        0.6           --          1,865        0.1
                                   --------      ----------  ---------     --------     ----------  ---------
                                   $ 21,095      $1,371,490      100.0%    $ 23,493     $1,795,019      100.0%
                                   ========      ==========  =========     ========     ==========  =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

The following table summarizes activity in the allowance for loan losses related to the Company's loan portfolio and discount loan portfolio during the six months ended September 30, 1998.

                                       Balance                                                         Balance
                                     December 31,                                                   September 30,
                                         1997         Additions      Charge-offs      Recoveries        1998
                                      ----------      ---------      -----------      ----------    -------------
                                                               (Dollars in Thousands)
Loan portfolio:
   Single family..................    $      512      $     (124)     $       --      $       --      $      388
   Multi-family...................         2,163            (363)             --              --           1,800
   Commercial real estate.........         1,009             938              --              --           1,947
   Consumer.......................            11               4              (7)             --               8
                                      ----------      ----------      ----------      ----------      ----------
                                      $    3,695      $      455      $       (7)     $       --      $    4,143
                                      ==========      ==========      ==========      ==========      ==========
Discount loans:
   Single family..................    $   15,017      $    6,176      $  (11,999)     $      328      $    9,522
   Multi-family...................         2,616           1,915          (2,048)             --           2,483
   Commercial real estate.........         5,860           5,306          (2,282)             --           8,884
    Other.........................            --             206              --              --             206
                                      ----------      ----------      ----------      ----------      ----------
                                      $   23,493      $   13,603      $  (16,329)     $      328      $   21,095
                                      ==========      ==========      ==========      ==========      ==========

         INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS. In 1993, the Company commenced a program to invest in multi-family residential projects which have been allocated low income housing tax credits under Section 42 of the Code by a state tax credit allocating agency. At September 30, 1998 the Company had $133.7 million of investments in low-income housing tax credit interests as compared to $128.6 million at December 31, 1997. During the first quarter of 1998, the Company completed the sale of its investment in two low-income housing tax credit projects which had a carrying value of $17.2 million for a gain of $4.7 million. During the third quarter of 1998, the Company completed the sale of its investment in three low-income housing tax credit projects which had a carrying value of $9.1 million for a gain of $2.3 million.

         Investments by the Company in low-income housing tax credit interests made on or after May 18, 1995 in which the Company invests solely as a limited partner, which amounted to $50.2 million at September 30, 1998, are accounted for using the equity method in accordance with the consensus of the Emerging Issues Task Force through Issue Number 94-1. Limited partnership investments made prior to May 18, 1995, which amounted to $20.1 million at September 30, 1998, are accounted for under the effective yield method as a reduction of income tax expense. Low-income housing tax credit partnerships in which the Company invests as both a limited and, through a subsidiary, a general partner amounted to $63.4 million at September 30, 1998 and are presented on a consolidated basis.

         INVESTMENT IN JOINT VENTURES. From time to time the Company and a co-investor acquire discount loans by means of a co-owned joint venture. At September 30, 1998 and December 31, 1997, the Company's $1.2 million investment in joint venture, net consisted of a 10% interest in BCFL, a limited liability Company which was formed by the Bank and BlackRock in January 1997 to acquire discount multi-family residential loans from HUD. In December 1997, the LLC, the Company's 50% owned joint venture, distributed its assets to the Company and its other 50% investor, BlackRock. Simultaneous with the distribution, the Company acquired BlackRock's portion of the distributed assets.

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

         The following table sets forth certain information relating to the Company's real estate owned at the dates indicated:

                                                  September 30,     December 31,
                                                      1998              1997
                                                  -----------      -----------
                                                      (Dollars in Thousands)
Discount loan portfolio:
   Single family residential..................    $    99,279      $    76,409
   Multi-family residential...................         25,983           16,741
   Commercial real estate.....................         40,320           71,339
                                                  -----------      -----------
     Total....................................        165,582          164,489
Loan portfolio................................            108              357
Loans available for sale......................          4,030            2,419
                                                  -----------      -----------
                                                  $   169,720      $   167,265
                                                  ===========      ===========

                  The   following   table   sets  forth   certain   geographical
information by type of property at September 30, 1998 related to the Company's real estate owned.

                                                             Multi-family Residential
                               Single Family Residential          and Commercial                    Total
                               -------------------------     ------------------------      -----------------------
                                               No. of                       No. of                        No. of
                                Amount       Properties      Amount       Properties       Amount       Properties
                             ------------   ------------  ------------   ------------   ------------   ------------
                                                             (Dollars in Thousands)
California...............      $   34,749            548         8,716             12     $   43,465            560
Maryland.................           9,145            166        18,876              3         28,021            169
Connecticut..............           3,691             78        12,380              5         16,071             83
Florida..................           4,638             94         7,062             15         11,700            109
New York.................           7,762            149           535              5          8,297            154
Other (1)................          43,431            885        18,825             52         62,256            937
                             ------------   ------------  ------------   ------------   ------------   ------------
   Total.................      $  103,416          1,920    $   66,394             92     $  169,810          2,012
                             ============   ============  ============   ============   ============   ============

(1) Consists of properties located in 43 other states, none of which aggregated over $6.5 million in any one state.

         The following table sets forth the activity in the valuation allowance on real estate owned for the periods indicated.

                                                         Three Months                         Nine Months
For the period ended September 30,              ------------------------------      -------------------------------
(Dollars in Thousands)                             1998              1997              1998               1997
------------------------------------------      -------------     ------------      ------------       ------------
                                                                     (Dollars in Thousands)
Balance at beginning of period............      $     11,204      $      5,633      $     12,346       $     11,493
Provision for loss in fair value..........             6,798             2,478            12,561              4,725
Charge-offs and sales.....................            (3,736)           (2,307)          (10,641)           (10,414)
                                                -------------     ------------      ------------       ------------
Balance at end of period..................      $     14,266      $      5,804      $     14,266       $      5,804
                                                ============      ============      ============       ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the activity in real estate owned during the periods indicated.

                                                                Three months ended September 30,
                                                ----------------------------------------------------------------
                                                            1998                                1997
                                                ----------------------------        ----------------------------
                                                                    No. of                              No. of
                                                  Amount          Properties          Amount          Properties
                                                ----------        ----------        ----------        ----------
                                                                     (Dollars in Thousands)
Balance at beginning of period..........        $  151,607             1,647        $  117,703               866
Properties acquired through
   foreclosure or deed-in-lieu thereof..            76,546             1,042            49,158               372
Acquired in connection with
   acquisitions of discount loans.......             3,798                52            20,823               176
Sales...................................           (59,169)             (729)          (38,156)             (308)
Change in allowance.....................            (3,062)               --              (171)               --
                                                ----------        ----------        ----------        ----------
Balance at end of period(1).............        $  169,720             2,012        $  149,357             1,106
                                                ==========        ==========        ==========        ==========

                                                                 Nine months ended September 30,
                                                ----------------------------------------------------------------
                                                            1998                                1997
                                                ----------------------------        ----------------------------
                                                                    No. of                              No. of
                                                  Amount          Properties          Amount          Properties
                                                ----------        ----------        ----------        ----------
                                                                     (Dollars in Thousands)
Balance at beginning of period..........        $  167,265             1,505        $  103,704               825
Properties acquired through
   foreclosure or deed-in-lieu thereof..           182,574             2,385           139,416             1,149
Acquired in connection with
   acquisitions of discount loans.......            14,850               240            21,963               196
Sales...................................          (193,049)           (2,118)         (121,415)           (1,064)
Change in allowance.....................            (1,920)                              5,689
                                                ----------        ----------        ----------        ----------
Balance at end of period(1).............        $  169,720             2,012        $  149,357             1,106
                                                ==========        ==========        ==========        ==========

(1) The increase in the balance of real estate owned at September 30, 1998 as compared to September 30, 1997 is primarily the result of single family and multi-family properties acquired through foreclosures on discount loans.

         The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated.

                                               September 30,        December 31,
                                                   1998                 1997
                                              -------------        -------------
                                                    (Dollars in Thousands)
One to two months.........................    $      68,223        $      83,144
Three to four months......................           30,288               28,912
Five to six months........................           15,621               20,929
Seven to twelve months....................           35,150               23,621
Over twelve months........................           20,438               10,659
                                              -------------        -------------
                                              $     169,720        $     167,265
                                              =============        =============

         INVESTMENT IN REAL ESTATE. The Company's investments in real estate amounted to $17.3 million at September 30, 1998 as compared to $66.0 million at December 31, 1997, a decrease of $48.7 million.

         In conjunction with its multi-family and commercial real estate lending business activities, the Company has made certain acquisition, development and construction loans in which the Company participates in the expected residual profits of the underlying real estate and the borrower has not made an equity contribution substantial to the overall project. As such, the Company accounts for these loans under the equity method of accounting as though it has made an

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

investment in a real estate limited partnership. The Company's investment in such loans decreased to $11.6 million at September 30, 1998, as compared to $64.3 million at December 31, 1997, primarily as a result of principal repayments.

         DEFERRED TAX ASSET. At September 30, 1998 the deferred tax asset, net of deferred tax liabilities, amounted to $42.6 million, a decrease of $2.5 million from the $45.1 million deferred tax asset at December 31, 1997. At September 30, 1998, the gross deferred tax asset amounted to $48.9 million and consisted primarily of $2.7 million of mark-to-market adjustments and reserves on real estate owned, $7.7 million of deferred interest expense on the discount loan portfolio, $15.9 million of loan loss reserves, $3.5 million of profit sharing expense, $5.2 million related to tax residuals, $5.6 million of gains on loan foreclosures and $16.9 million of reserves on securities available for sale. The gross deferred tax liability amounted to $6.3 million and consisted primarily of $2.3 million of deferred interest income on the discount loan portfolio, $800,000 mark-to market on securities available for sale and $600,000 of income from foreign entities. At December 31, 1997, the gross deferred tax asset amounted to $49.5 million and consisted primarily of $3.5 million related to tax residuals, $5.6 million of gains on loan foreclosures, $3.2 million of mark-to-market adjustments and reserves on real estate owned, $9.8 million of loan loss reserves, $4.0 million of reserves on securities available for sale, $2.0 million of contingency reserves, $3.2 million of accrued profit sharing expense, $7.7 million of deferred interest expense on the discount loan portfolio and $6.7 million mark-to-market on securities available for sale. The gross deferred tax liability amounted to $4.4 million and consisted primarily of $2.3 million of deferred interest income on the discount loan portfolio.

         As a result of the Company's earnings history, current tax position and taxable income projections, management believes that the Company will generate sufficient taxable income in future years to realize the deferred tax asset which existed at September 30, 1998. In evaluating the expectation of sufficient future taxable income, management considered future reversals of temporary differences and available tax planning strategies that could be implemented, if required. A valuation allowance was not required at September 30, 1998 because it was management's assessment that, based on available information, it is more likely than not that all of the deferred tax asset will be realized. A valuation allowance will be established in the future to the extent of a change in management's assessment of the amount of the net deferred tax asset that is expected to be realized.

         EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED. During 1997, the Company consolidated its domestic subprime single family lending operations within OFS in connection with its acquisition of substantially all of the assets of Admiral in May 1997. The excess of purchase price over net assets acquired related to this transaction amounted to $8.2 million net of accumulated amortization at September 30, 1998 and is being amortized on a straight-line basis over a period of 15 years. The Company recorded $2.0 million of additional amortization during the third quarter of 1998 in connection with its decision to discontinue its subprime domestic retail branch network. To the extent the Company decides to reduce its investment in the domestic subprime business, recovery of the remaining excess of purchase price over net assets acquired may be affected.

         As part of its plan to market its advanced loan resolution technology to third parties in the mortgage industry through software licenses, the Company acquired two software technology companies. On November 6, 1997, the Company acquired AMOS, Inc., a Connecticut based company engaged primarily in the development of mortgage loan servicing software for an aggregate purchase price of $9.7 million, including $4.9 million which is contingent on AMOS, Inc. meeting certain software development performance criteria. Subsequently, on January 20, 1998, the Company acquired DTS Communications, Inc. ("DTS"), a real estate technology company located in San Diego, California, for a purchase price of $13.0 million in cash, common stock of the Company and repayment of certain indebtedness. DTS has developed technology tools to automate real estate transactions over the Internet and has been recognized by Microsoft Corporation for the Microsoft(R) component-based architecture to facilitate electronic data interchange. The common stock of the Company issued in the acquisition was acquired from affiliates of the Company at the same price per share as was used to calculate the number of shares issued in the acquisition. The aggregate excess of purchase price over net assets acquired related to these transactions amounted to $12.4 million net of accumulated amortization at September 30, 1998 and is being amortized on a straight-line basis over a period of 15 years.

         On April 24, 1998, the Company, through its wholly-owned subsidiary Ocwen UK, acquired substantially all the assets and certain liabilities of Cityscape UK. As consummated, the Company acquired Cityscape UK's mortgage loan portfolio and its residential subprime mortgage loan origination and servicing businesses for $421.3 million ((pound)249.6 million) and assumed $34.3 million ((pound)20.3 million) of Cityscape UK's liabilities. The excess of purchase price transaction, which amounted to $13.9 million net of accumulated amortization at September 30, 1998, is being amortized on a straight-line basis over a period of 15 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         DEPOSITS. Deposits increased $93.7 million or 5% from December 31, 1997 to September 30, 1998. The increase in deposits during the nine months ended September 30, 1998 was primarily the result of a $95.9 million increase in brokered deposits obtained through national investment banking firms which solicit deposits from their customers, and a $109.4 million increase in escrow deposits, offset by a $81.2 million decrease in deposits obtained through direct solicitation and marketing efforts to regional and local investment banking firms, institutional investors and high net worth individuals and a $10.8 million decrease in checking and money funds. Brokered deposits obtained through national investment banking firms amounted to $1.44 billion at September 30, 1998, as compared to $1.34 billion at December 31,1997. Deposits obtained through direct solicitation and marketing amounted to $348.6 million at September 30, 1998, as compared to $429.8 million at December 31, 1997. At September 30, 1998 the Company had $143.9 million of certificates of deposit in amounts of $100,000 or more, including $50.3 million of deposits of states and political subdivisions in the U.S. which are secured or collateralized as required under state law. See "Liquidity, Commitments and Off-Balance Sheet Risks".

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase decreased $47.5 million to $60.8 million from December 31, 1997 to September 30, 1998. From time to time, the Company utilizes such collateralized borrowings as additional sources of liquidity.

         NOTES, DEBENTURES AND OTHER INTEREST-BEARING OBLIGATIONS. Notes, debentures and other interest-bearing obligations of $225.3 million at September 30, 1998 decreased $1.7 million during the nine months ended September 30, 1998 primarily as a result of repayments of short-term notes payable. Notes, debentures and other interest-bearing obligations consist of $100.0 million of 12% debentures issued by the Bank in June 1995 and due June 2005, $125.0 million of 11.875% notes issued by the Company in September 1996 and due September 2003 and $317,000 of short-term notes payable.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit of $333.8 million at September 30, 1998 increased by $215.5 million during the nine months ended September 30, 1998 primarily as a result of new borrowings to fund the acquisition and origination of subprime single family loans at OFS and Ocwen UK. Borrowings under lines of credit have a one-year term and interest rates which float in accordance with a designated prime rate. During that one-year period, OCN would anticipate securitizing the underlying subprime single family loans (or refinancing any remaining loans) and then repaying the corresponding lines of credit. For additional information regarding lines of credit, see "Liquidity, Commitments and Off-Balance Sheet Risks."

         COMPANY-OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY. In August 1997, Ocwen Capital Trust I issued $125.0 million of 10 7/8% Capital Trust Securities. Proceeds from issuance of the Capital Trust Securities were invested in 10 7/8% Junior Subordinated Debentures issued by the Company. The Junior Subordinated Debentures, which represent the sole assets of the Trust, will mature on August 1, 2027. Intercompany transactions between Ocwen Capital Trust I and the Company, including the Junior Subordinated Debentures, are eliminated in the consolidated financial statements of the Company.

         Through September 30, 1998, the Company had recorded $10.2 million of distributions to holders of the Capital Trust Securities. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         STOCKHOLDERS' EQUITY. Stockholders' equity increased $24.4 million or 6% during the nine months ended September 30, 1998. The increase in stockholders' equity during this period was primarily attributable to an increase of $16.1 million in the unrealized gain on securities available for sale, net income for the period of $9.4 million and $1.4 million related to the exercise of stock options, offset by the foreign currency translation adjustment of $2.5 million. See the Consolidated Statements of Changes in Stockholders' Equity and Note 6 in the Interim Consolidated Financial Statements included in
Item 1 hereof.

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

         The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. These techniques include interest rate exchange agreements, pursuant to which the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate exchange agreements are utilized by the Company to protect against the decrease in value of a fixed-rate asset or the increase in borrowing cost from a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. At September 30, 1998, the Company had entered into interest rate exchange agreements with an aggregate notional amount of $30.7 million. Interest rate exchange agreements had the effect of decreasing the Company's net interest income by $31,000 and $40,000 during the three months ended September 30, 1998 and 1997, respectively, and $100,000 and $154,000 during the nine months ended September 30, 1998 and 1997, respectively.

         On February 25, 1998, the Company entered into a foreign currency swap with a AAA-rated counterparty to hedge its .07% equity investment in Kensington, a leading originator of nonconforming residential mortgages in the U.K. Under the terms of the agreement, the Company will swap (pound)27.5 million for $43.5 million in five years based on the exchange rate on the date the contract became effective. On August 6, 1998, the Company sold short foreign currency futures contracts to further hedge its foreign currency exposure related to its equity investment in Kensington. Under the terms of the currency futures, the Company has the right to receive $410,000 and pay (pounds) 250,000. See Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         The Company also enters into interest rate futures contracts, which are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Eurodollar futures contracts have been sold by the Company to hedge the repricing or maturity risk of certain short duration mortgage-related securities, and U.S. Treasury futures contracts have been sold by the Company to offset declines in the market value of its fixed-rate loans and certain fixed-rate mortgage-backed and related securities available for sale in the event of an increasing interest rate environment. At September 30, 1998, the Company had entered into U.S. Treasury futures (short) contracts with an aggregate notional amount of $8.9 million. The Company had no outstanding Eurodollar futures contracts at September 30, 1998. Futures contracts had the effect of decreasing the Company's net interest income by $0 and $2,000 during the three months ended September 30, 1998 and 1997, respectively and by $49,000 and $1.8 million during the nine months ended September 30, 1998 and 1997, respectively. See Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         During 1998, the Company sold short foreign currency futures to hedge its foreign currency exposure related to its equity investment in Ocwen UK. Under the terms of the currency futures, the Company has the right to receive $46.3 million and pay (pound)28.3 million. The value of the currency futures is based on quoted market prices. See Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at
September 30, 1998. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, performing discount loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature,
(ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments, (v) NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies of each such category of deposit by the Company, and (vi) escrow deposits and other non-interest bearing checking accounts, which amounted to $199.5 million at September 30, 1998, are excluded. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                            September 30, 1998
                                                   ---------------------------------------------------------------------
                                                                               More than 1
                                                     Within        4 to 12       Year to        3 Years
                                                   3 Months         Months       3 Years        and Over        Total
                                                   ----------     ----------    ----------     ----------     ----------
                                                                         (Dollars in Thousands)
Rate-Sensitive Assets:
   Interest-earning cash, federal funds
     sold and repurchase agreements ............   $  235,489     $       --    $       --     $       --     $  235,489
   Securities available for sale ...............      166,638        278,921       134,085        133,206        712,850
   Loans available for sale (1) ................       16,931        179,239        31,160        110,006        337,336
   Investment securities, net ..................       36,988             --            --         51,442         88,430
   Loan portfolio, net (1) .....................       34,519         40,801        67,863         81,558        224,741
   Discount loan portfolio, net ................      187,945        290,270       273,536        342,839      1,094,590
                                                   ----------     ----------    ----------     ----------     ----------
     Total rate-sensitive assets ...............      678,510        789,231       506,644        719,051      2,693,436
                                                   ----------     ----------    ----------     ----------     ----------
Rate-Sensitive Liabilities:
   NOW and money market checking deposits ......        7,885          4,654         9,223         16,683         38,445
   Savings deposits ............................           78            211           417            865          1,571
   Certificates of deposit .....................      398,742        590,245       590,837        257,162      1,836,986
                                                   ----------     ----------    ----------     ----------     ----------
     Total interest-bearing deposits ...........      406,705        595,110       600,477        274,710      1,877,002
   Securities sold under agreements
     to repurchase .............................       60,798             --            --             --         60,798
   Obligations outstanding under lines of credit      333,803             --            --             --        333,803
   Notes, debentures and other interest bearing
     obligations ...............................           --             --           317        225,000        225,317
                                                   ----------     ----------    ----------     ----------     ----------
     Total rate-sensitive liabilities ..........      801,306        595,110       600,794        499,710      2,496,920
                                                   ----------     ----------    ----------     ----------     ----------
   Interest rate sensitivity gap before
     off-balance sheet financial instruments ...     (122,796)       194,121       (94,150)       219,341        196,516
Off-Balance Sheet Financial Instruments:
   Futures contracts ...........................        8,900             --            --         (8,900)            --
                                                   ----------     ----------    ----------     ----------     ----------
Interest rate sensitivity gap ..................   $ (113,896)       194,121       (94,150)       210,441     $  196,516
                                                   ----------     ----------    ----------     ----------     ==========
Cumulative interest rate sensitivity gap .......   $ (113,896)    $   80,226    $  (13,926)    $  196,516
                                                   ==========     ==========    ==========     ==========
Cumulative interest rate sensitivity gap as a
   percentage of total rate-sensitive assets ...        (4.23%)         2.98%         (.52%)          7.3%

(1)  Balances have not been reduced for non-performing loans.

Although interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. As a result, the Asset/Liability Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity ("MVPE"), which is defined as the net present

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential changes in net interest income and MVPE that is authorized by the Board of Directors.

         The following table sets forth at September 30, 1998 the estimated percentage change in the Company's net interest income over a four-quarter period and MVPE based upon the indicated changes in interest rates, assuming an instantaneous and sustained uniform change in interest rates at all maturities.

          Change                            Estimated Change in
    (in Basis Points)         ----------------------------------------------
    in Interest Rates            Net Interest Income                  MVPE
    -----------------         ------------------------              --------

          +400%                         4.48%                       (29.87%)
          +300%                         3.73%                       (21.69%)
          +200%                         2.71%                       (13.99%)
          +100%                         1.46%                        (6.83%)
          0.00%                         0.00%                         0.00%)
          -100%                        (1.65%)                        6.90%
          -200%                        (3.47%)                       15.19%
          -300%                        (5.45%)                       23.98%
          -400%                        (7.57%)                       33.76%

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

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

         Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity consist of deposits, FHLB advances, reverse repurchase agreements, lines of credit and maturities and payments of principal and interest on loans and securities and proceeds from sales and securitizations thereof.

         Sources of liquidity include certificates of deposit obtained primarily from wholesale sources. At September 30, 1998 the Company had $1.84 billion of certificates of deposit, including $1.44 billion of brokered certificates of deposit obtained through national investment banking firms, all of which are non-cancelable. At the same date scheduled maturities of certificates of deposit during the 12 months ending September 30, 1999 and 2000 and thereafter amounted to $989.0 million, $345.4 million and $502.6 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn from the Company upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management of the Company believes that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments, and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds. There can be no assurance that this will continue to be the case in the future, however.

         Sources of borrowings include FHLB advances, which are required to be secured by single family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. At September 30, 1998, the Company was eligible to borrow up to an aggregate of $652.5 million from the FHLB of New York (subject to the availability of acceptable collateral) and had $46.2 million of single family residential loans, $10.3 million of multi-family residential loans and $2.5 million of loans secured by hotel properties which could be pledged as security for such advances. At the same date, the Company had contractual relationships with 12 brokerage firms and the FHLB of New York pursuant to which it could obtain funds from reverse repurchase agreements. Additionally, at September 30, 1998 the Company had cash and cash equivalents in excess of $261.0 million, unencumbered investment grade mortgage

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

backed securities of approximately $471.6 million, and unencumbered non-investment grade securities of approximately $21.5 million which could be used to secure additional borrowings. At present, the Company has no outstanding FHLB advances due to the availability of other less costly sources of funding, a circumstance which the Company evaluates on a regular basis.

         The liquidity of OCN includes lines of credit obtained by Ocwen Financial Services ("OFS"), as follows: (i) a $200 million secured line of credit, of which $100 million was committed, (ii) a $50 million secured line of credit, (iii) a $200 million secured line of credit of which $100 million was committed, and (iv) a $200 million secured line of credit, of which $100 million was committed. The lines of credit mature between March 1999 and July 2001 with the exception of the committed portion of $100.0 million of one line, which matured on October 30, 1998. An aggregate of $144.1 million was outstanding under these lines of credit at September 30, 1998. Additionally, at September 30, 1998 OFS had entered into $27.0 million of reverse repurchase agreements and residual financing collateralized by subprime residuals with a number of counterparties in order to finance residual securities retained in connection with its securitization of subprime residential mortgage loans. Of this amount, $16.8 million is scheduled to mature in July 2001, with the balance subject to monthly renewal. Additionally, OFS had unpledged securities with a market value of $19.0 million available to secure additional borrowings.

         In connection with the Company's acquisition of substantially all of the assets of Cityscape UK, Ocwen UK entered into a Loan Facility Agreement with Greenwich International Ltd. ("Greenwich") under which Greenwich provided a short term facility to finance the acquisition of Cityscape UK's mortgage loan portfolio (the "Term Loan") and to finance Ocwen UK's further originations and purchase of subprime mortgage loans (the "Revolving Facility"), (collectively the "Greenwich Facility"). The Greenwich Facility is secured by Ocwen UK's loans available for sale. The Revolving Facility which matures in April 1999, is set at a maximum of $169.9 million ((pound)100 million reduced for the amount borrowed under the Term Loan) of which $115.8 million ((pound)68.2 million) was funded as of September 30, 1998 to finance subprime mortgage loan originations and bears interest at a rate of the 1-month LIBOR plus 1.50%. Subsequent to September 30, 1998, the Revolving Facility was increased by (pound)20.0 million which must be repaid or rebalanced on the line with additional collareral by November 30, 1998. At September 30, 1998, the Term Loan, which matures in January 1999, was for $37.4 million ((pound)22.0 million), against which $29.6 million ((pound)17.4 million) had been borrowed. Additionally, at September 30, 1998 Ocwen UK had entered into an $18.7 million reverse repurchase agreement, which matures in July 2001, with Greenwich to finance a residual security retained in connection with Ocwen UK's securitization of subprime residential mortgage loans.

         Subsequent to September 30, 1998, Ocwen UK obtained a (pound 75.0 million), 364 day secured warehouse line of credit to finance subprime mortgage loan originations which bears interest at a rate of the 1-month LIBOR plus 0.80% and which matures on Nvember 8, 1999.

         At September 30, 1998, Ocwen Financial Corporation had $31.7 million of cash and cash equivalents and approximately $34.1 million of debt outstanding secured by discount commercial office loans. This debt was repaid in full on October 6, 1998 in connection with the sale of the loans. At October 31, 1998, Ocwen Financial Corporation had cash and cash equivalents of $40.6 million and no secured debt outstanding.

         At September 30, 1998, IMI had entered into $19.6 million of reverse repurchase agreements with unrelated counterparties and had unpledged securities with a market value of $43.3 million available to secure additional borrowings. Subsequent to September 30, 1998, the amount outstanding under these reverse repurchase agreements has been reduced to $13.6 million due to margin calls.

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

         The Company's operating activities used cash flows of $129.0 million and provided cash flows of $67.8 million during the nine months ended September 30, 1998 and 1997, respectively. During the foregoing periods cash flows from operating activities were provided primarily by net income, the sale of securities held for trading and proceeds from sales of loans available for sale, and cash resources were used primarily to purchase and originate loans available for sale. The increase in net cash used by operating activities during the nine months ended September 30, 1998 as compared to 1997 is primarily due to an increase in the purchase and origination of loans available for sale, net of sales proceeds, and a decrease in net income.

         The Company's investing activities used cash flows totaling $22.5 million and $400.7 million during the nine months ended September 30, 1998 and 1997, respectively. During the foregoing periods, cash flows from investing

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

activities were provided primarily by principal payments on and sales of discount loans and loans held for investment and proceeds from sales of securities available for sale and real estate owned. Cash flows from investing activities were primarily utilized to purchase and originate discount loans and loans held for investment and purchase securities available for sale. The decrease in net cash flows used by investing activities for the nine months ended September 30, 1998 as compared to 1997 is due primarily to a decline in purchases of discount loans and an increase in proceeds from sales of discount and real estate owned, offset by an increase in purchases of securities available for sale net of maturities and principal payments received.

         The Company's financing activities provided $257.1 million and $386.6 million during the nine months ended September 30, 1998 and 1997, respectively. During the foregoing periods, cash flows from financing activities were provided primarily by proceeds from the issuance of obligations under lines of credit, issuance of common stock and the issuance of the Capital Trust Securities, and changes in the Company's deposits and reverse repurchase agreements.

         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. The Bank's liquidity, as measured for regulatory purposes, averaged 6.30% during the nine months ended September 30, 1998.

         The Bank's ability to make capital distributions as a Tier 1 association pursuant to the OTS capital distribution regulation are limited by the regulatory capital levels which it has committed to the OTS it would maintain, commencing on June 30, 1997. As a result of a verbal agreement between the Bank and the OTS to dividend subordinate and residual mortgage-related securities resulting from securitization activities conducted by the Bank, which had an aggregate carrying value of $20.8 million at September 30, 1998, the Bank may be limited in its ability to pay cash dividends to the Company. The Bank recently received approval from the OTS to pay a $30.0 million cash dividend to OCN, which the Bank paid to OCN on November 16, 1998. Future cash dividends depend on future operating results of the Bank. See "Regulatory Capital Requirements" below.

         At September 30, 1998, the Company had $281.1 million of unfunded commitments related to the purchase and origination of loans. Management of the Company believes that the Company has adequate resources to fund all of its commitments to the extent required and that substantially all of such commitments will be funded during 1998. See Note 9 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         In addition to commitments to extend credit, the Company is party to various off-balance sheet financial instruments in the normal course of business to manage its interest rate and foreign currency risks. See "Asset and Liability Management" and Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof.

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

YEAR 2000 DATE CONVERSION

         The Company is in the process of establishing the readiness of its computer systems and applications for the year 2000 with no effect on customers or disruption to business operations. The Company has established a project plan to achieve year 2000 readiness of its mission critical and non-mission critical systems, including hardware infrastructure and software applications. The project plan has a budget of approximately $2.0 million and is divided into six phases: identification, evaluation, remediation, validation, risk assessment and contingency planning. The addition of risk assessment and contingency planning efforts to the overall project plan accounts for the difference between the $2.0 million budgeted as of September 30, 1998 and the estimate of $1.5 million for achieving year 2000 compliance included in the Company's 10-Q for the quarter ended June 30, 1998.

         As of September 30, 1998, the Company had expended approximately 27% of budgeted manhours and incurred costs of approximately $515,000, which included approximately $115,000 for Year 2000 testing tools, additional hardware, and outside consulting assistance, while the remainder consisted of labor and overhead expense from within the Company. At November 3, 1998, the Company had expended approximately 40% of budgeted manhours and had incurred additional costs of $100,000 substantially all of which represented internally generated expense. As of October 1, 1998, the systems identification and evaluation phases of the project were substantially completed. In its systems evaluation and validation efforts, the Company is employing automated testing tools that are designed to meet guidelines established by the Federal Financial Institution Examination Council (FFIEC) as required by the OTS. The Company expects to have substantially completed the remediation and validation phases of the project by the end of 1998, and all new application development will include year 2000 readiness validation prior to implementation.

         As part of the identification and evaluation phases of the project, the Company documented critical operating functions within each business unit, as well as strategic third-party and vendor relationships. These efforts also are serving as the basis of the Company's year 2000 risk assessment and contingency planning efforts. The Company has retained a business continuity expert to prepare contingency plans and assist with the testing and validation of these plans. The Company expects to complete its year 2000 risk assessment and contingency planning efforts during the first quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT, AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), IN THE COMPANY'S PRESS RELEASES OR IN THE
COMPANY'S OTHER PUBLIC OR SHAREHOLDER COMMUNICATIONS MAY NOT BE, BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL), MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "ANTICIPATE," "BELIEVE," "COMMITMENT," "CONSIDER," "CONTINUE," "COULD," "ENCOURAGE," "ESTIMATE," "EXPECT," "FORESEE," "INTEND," "IN THE EVENT OF," "MAY," "PLAN," "PRESENT," "PROPOSE," "PROSPECT," "UPDATE," "WHETHER," "WILL," "WOULD," FUTURE OR CONDITIONAL VERB TENSES, SIMILAR TERMS, VARIATIONS ON SUCH TERMS OR NEGATIVES OF SUCH TERMS. ALTHOUGH THE COMPANY BELIEVES THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT THOSE RESULTS OR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS DUE TO RISKS, UNCERTAINTIES AND CHANGES WITH RESPECT TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, INTERNATIONAL, NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), GOVERNMENT FISCAL AND MONETARY POLICIES (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), PREVAILING INTEREST OR CURRENCY EXCHANGE RATES, EFFECTIVENESS OF INTEREST RATE, CURRENCY AND OTHER HEDGING STRATEGIES, LAWS AND REGULATIONS AFFECTING FINANCIAL INSTITUTIONS, REAL ESTATE INVESTMENT TRUSTS, INVESTMENT COMPANIES AND REAL ESTATE (INCLUDING REGULATORY FEES, CAPITAL REQUIREMENTS, INCOME AND PROPERTY TAXATION, ACCESS FOR DISABLED PERSONS AND ENVIRONMENTAL COMPLIANCE), UNCERTAINTY OF FOREIGN LAWS, COMPETITIVE PRODUCTS, PRICING AND CONDITIONS (INCLUDING FROM COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN THE COMPANY), CREDIT, PREPAYMENT, BASIS, DEFAULT, SUBORDINATION AND ASSET/LIABILITY RISKS, LOAN SERVICING EFFECTIVENESS, ABILITY TO IDENTIFY
ACQUISITIONS AND INVESTMENT OPPORTUNITIES MEETING THE COMPANY'S INVESTMENT STRATEGY, COURSE OF NEGOTIATIONS AND ABILITY TO REACH AGREEMENT WITH RESPECT TO MATERIAL TERMS OF ANY PARTICULAR TRANSACTION, SATISFACTORY DUE DILIGENCE RESULTS, SATISFACTION OR FULFILLMENT OF AGREED UPON TERMS AND CONDITIONS OF CLOSING OR PERFORMANCE, TIMING OF TRANSACTION CLOSINGS, ACQUISITIONS AND
INTEGRATION OF ACQUIRED BUSINESSES, SOFTWARE INTEGRATION, DEVELOPMENT AND LICENSING, AVAILABILITY OF AND COSTS ASSOCIATED WITH OBTAINING ADEQUATE AND TIMELY SOURCES OF LIQUIDITY, DEPENDENCE ON EXISTING SOURCES OF FUNDING, ABILITY TO REPAY OR REFINANCE INDEBTEDNESS (AT MATURITY OR UPON ACCLERATION), TO MEET COLLATERAL CALLS BY LENDERS (UPON RE-VALUATION OF THE UNDERLYING ASSETS OR OTHERWISE), TO GENERATE REVENUES SUFFICIENT TO MEET DEBT SERVICE PAYMENTS AND OTHER OPERATING EXPENSES AND TO SECURITIZE WHOLE LOANS, TAXABLE INCOME EXCEEDING CASH FLOW, AVAILABILITY OF DISCOUNT LOANS FOR PURCHASE, SIZE OF, NATURE OF AND YIELDS AVAILABLE WITH RESPECT TO THE SECONDARY MARKET FOR MORTGAGE LOANS AND FINANCIAL, SECURITIES AND SECURITIZATION MARKETS IN GENERAL, ALLOWANCES FOR LOAN LOSSES, CHANGES IN REAL ESTATE CONDITIONS (INCLUDING LIQUIDITY, VALUATION, REVENUES, RENTAL RATES, OCCUPANCY LEVELS AND COMPETING PROPERTIES), ADEQUACY OF INSURANCE COVERAGE IN THE EVENT OF A LOSS, KNOWN OR UNKNOWN ENVIRONMENTAL CONDITIONS, YEAR 2000 COMPLIANCE, OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS, SECURITIES INVESTMENTS AND RAPID GROWTH COMPANIES, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND FILINGS WITH THE COMMISSION, INCLUDING ITS REGISTRATION STATEMENTS ON FORMS S-1 AND S-3AND PERIODIC REPORTS ON FORMS 10-Q, 8-K AND 10-K. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS THAT MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.




ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this Item appears under the caption "Asset and Liability Management" included in Item 2 hereof and Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof, and is incorporated herein by reference.

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits.

       3.1    Amended and Restated Articles of Incorporation(1)
       3.2    Bylaws(1)
       4.0    Form of Certificate of Common Stock(1)
       4.1 Form of Indenture between the Company and Bank One, Columbus, NA as Trustee(1)
       4.2    Form of Note due 2003 (included in Exhibit 4.1)(1)
       4.3    Certificate of Trust of Ocwen Capital Trust I(3)
       4.4    Amended and Restated  Declaration  of Trust of Ocwen Capital Trust
              I(3)
       4.5    Form of Capital Trust Security of Ocwen Capital Trust I(4)
       4.6    Form  of  Indenture  relating  to  10  7/8%  Junior   Subordinated
              Debentures due 2027 of the Company(3)
       4.7 Form of 10 7/8% Junior Subordinated Debentures due 2027 of the Company(4)
       4.8 Form of Guarantee of the Company relating to the Capital Trust Securities of Ocwen Capital Trust I(3)
       4.9 Form of Indenture between the Bank and The Bank of New York as Trustee (5)
      4.10    Form of Subordinated Debentures due 2005(5)
      10.1 Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, as amended(1)
      10.2 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended(2)
      10.3    Ocwen Financial Corporation 1998 Annual Incentive Plan(6)
      10.4    Ocwen Financial Corporation Long-Term Incentive Plan(6)
      10.6    Loan  Facility   Agreement   between  Ocwen   Limited,   Greenwich
              International, LTD, and Ocwen Financial Corporation(8)
      10.7 Form of Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans between Lehman Commercial Paper, Inc., and Ocwen Financial Services, Inc.(8)
      27.1    Financial Data  Schedule-for  the three months ended September 30,
              1998.

(1) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Company's Statement on Form S-1 File No. 333-5153, as amended declared effective by the Securities and Exchange Commission ("Commission") on September 25, 1996.

(2) Incorporated by reference to the similarly described exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(3) Incorporated by reference to the similarly identified exhibit filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the Commission on August 6, 1997.

(4) Incorporated by reference to similarly described exhibit filed with Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

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

(8) Incorporated by reference to similarly described exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

         (b)      Reports on Form 8-K.

         (1) A Form 8-K was filed by the Company on July 2, 1998 which contained a news release announcing the completion of its first securitization of U.K. subprime loans.

         (2) A Form 8-K was filed by the Company on July 30, 1998 which contained a news release announcing its second quarter 1998 results, the writedown and sale of its AAA rated agency IO portfolio and its decision to explore strategic alliances.

         (3) A Form 8-K was filed by the Company on July 31, 1998 which contained a news release expanding on its strategic alliance rationale.

         (4) A Form 8-K was filed by the Company on October 9, 1998 which contained a news release regarding third quarter earnings estimates and the filing of a $250.0 million shelf registration statement.

         (5) A Form 8-K was filed by the Company on October 26, 1998 which contained a news release announcing its third quarter 1998 results.

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




Date: November 16, 1998