Form 10-K
period 1998-12-31
OCWEN FINANCIAL CORP
filed 1999-04-01
CIK 873860

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from: _________________to ________________

                           Commission File No. 0-21341

                           OCWEN FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

               FLORIDA                                           65-0039856
               -------                                           ----------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

        THE FORUM, SUITE 1000
  1675 PALM BEACH LAKES BOULEVARD
      WEST PALM BEACH, FLORIDA                                      33401
      ------------------------                                      -----
  (Address of principal executive office)                         (Zip Code)

                                 (561) 682-8000
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE                 NEW YORK STOCK EXCHANGE (NYSE)
    (Title of each class)                      (Name of each exchange on
                                                  which registered)

   Securities registered pursuant to Section 12 (g) of the Act:  Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the Common Stock, $.01 par value, held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the NYSE as of the close of business on March 9, 1999: $262,679,977 million (for purposes of this calculation affiliates include only directors and executive officers of the registrant).

Number of shares of Common Stock, $.01 par value, outstanding as of March 9, 1999: 60,800,357 shares

DOCUMENTS   INCORPORATED  BY  REFERENCE:   Portions  of  the  Annual  Report  to
Shareholders for fiscal year ended December 31, 1998 are incorporated by reference into Part II, Items 5-8.

================================================================================

                           OCWEN FINANCIAL CORPORATION
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.     Business..........................................................4
              General.........................................................4
              Segments........................................................5
              Discount Loan Acquisition and Resolution Activities.............7
              Investment in Unconsolidated Entities..........................12
              Lending Activities.............................................13
              Loan Servicing Activities......................................19
              Asset Quality..................................................20
              Investment Activities..........................................26
              Sources of Funds...............................................35
              Computer Systems and Use of Technology.........................39
              Economic Conditions............................................40
              Competition....................................................40
              Subsidiaries...................................................40
              Employees......................................................41
              Regulation.....................................................41
              The Company....................................................42
              The Bank.......................................................43
              Federal Taxation...............................................47
              State Taxation.................................................47
Item 2.     Properties.......................................................48
              Offices........................................................48

Item 3.     Legal Proceedings................................................48

Item 4.     Submission of Matters to a Vote of Security Holders..............48

                                     PART II

Item 5.     Market for the Registrant's Common Equity and
                Related Stockholder Matters..................................48

Item 6.     Selected Consolidated Financial Data.............................48

Item 7.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................48

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......49

Item 8.     Financial Statements.............................................49

                           OCWEN FINANCIAL CORPORATION
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                            PAGE

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................49

                                    PART III

Item 10.    Directors and Executive Officers of Registrant....................49

Item 11.    Executive Compensation............................................52

Item 12.    Security Ownership of Certain Beneficial Owners and Management....55

Item 13.    Certain Relationships and Related Transactions....................56

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K.......................................57

            Signatures........................................................59

FORWARD-LOOKING STATEMENTS

         IN THE NORMAL COURSE OF BUSINESS, THE COMPANY, IN AN EFFORT TO HELP KEEP ITS SHAREHOLDERS AND THE PUBLIC INFORMED ABOUT THE COMPANY'S OPERATIONS, MAY FROM TIME TO TIME ISSUE OR MAKE CERTAIN STATEMENTS, EITHER IN WRITING OR ORALLY, THAT ARE OR CONTAIN FORWARD-LOOKING STATEMENTS, AS THAT TERM IS DEFINED IN THE U.S. FEDERAL SECURITIES LAWS. GENERALLY, THESE STATEMENTS RELATE TO BUSINESS PLANS OR STRATEGIES, PROJECTED OR ANTICIPATED BENEFITS FROM ACQUISITIONS MADE BY OR TO BE MADE BY THE COMPANY, PROJECTIONS INVOLVING ANTICIPATED REVENUES, EARNINGS, PROFITABILITY OR OTHER ASPECTS OF OPERATING RESULTS OR OTHER FUTURE DEVELOPMENTS IN THE AFFAIRS OF THE COMPANY OR THE INDUSTRY IN WHICH IT CONDUCTS BUSINESS. THESE FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL), MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD OR PERIODS OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "ANTICIPATE," "BELIEVE," "COMMITMENT," "CONSIDER," "CONTINUE," "COULD," "ENCOURAGE," "ESTIMATE," "EXPECT," "INTEND," "IN THE EVENT OF," "MAY," "PLAN," "PRESENT," "PROPOSE," "PROSPECT," "UPDATE," "WHETHER," "WILL," "WOULD," FUTURE OR CONDITIONAL VERB TENSES, SIMILAR TERMS, VARIATIONS ON SUCH TERMS OR NEGATIVES OF SUCH TERMS. ALTHOUGH THE COMPANY BELIEVES THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT THOSE RESULTS OR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS DUE TO RISKS, UNCERTAINTIES AND CHANGES WITH RESPECT TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE DISCUSSED BELOW. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

General

         Ocwen Financial Corporation ("OCN" or the "Company") is a specialty financial services company which conducts business primarily through Ocwen Federal Bank FSB (the "Bank"), a federally-chartered savings bank and a wholly-owned subsidiary of the Company, and, to a lesser extent, through other non-bank subsidiaries.

         The Company is a Florida corporation which was organized in February 1988 in connection with its acquisition of the Bank. During the early 1990s, the Company sought to take advantage of the general decline in asset quality of financial institutions in many areas of the country and the large number of failed savings institutions during this period by establishing its discounted loan acquisition and resolution program. This program commenced with the acquisition of discounted single-family residential loans for resolution in 1991 and was expanded to cover the acquisition and resolution of discounted multi-family residential and commercial real estate loans in 1994.

         During the early 1990s, the Company also acquired assets and liabilities of three failed savings institutions and merged Berkeley Federal Savings Bank ("Old Berkeley"), a troubled financial institution, into the Bank. The Company subsequently sold substantially all of the assets and liabilities acquired in connection with these acquisitions. The Company is a registered savings and loan holding company subject to regulation by the Office of Thrift Supervision (the "OTS"). The Bank is subject to regulation by the OTS, as its chartering authority, and by the Federal Deposit Insurance Corporation ("FDIC"), as a result of its membership in the Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits up to the maximum extent permitted by law. The Bank is also subject to certain regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and currently is a member of the Federal Home Loan Bank ("FHLB") of New York, one of the 12 regional banks which comprise the FHLB System.

         The Company's strategy focuses on what it believes to be the current trend toward the growth in the sale or outsourcing of servicing of nonperforming and underperforming loans by financial institutions and government agencies, particularly in the event that credit quality for a product line (such as subprime mortgage loans) deteriorates. The Company's strategy also focuses on leveraging its technology infrastructure and core expertise to expand its activities into related business lines both for itself and on a fee basis for others.

         On November 6, 1997, the Company acquired AMOS, Inc. ("AMOS"), a Connecticut-based company engaged primarily in the development of mortgage loan servicing software. AMOS' products are Microsoft(R) Windows(R)-based, have client/server architecture and feature real-time processing, are designed to be year 2000 compliant, feature a scalable database platform and have strong workflow capabilities. On January 20, 1998, the Company acquired DTS Communications, Inc. ("DTS"), a real estate technology company located in San Diego, California. DTS has developed technology tools to automate real estate transactions. DTS has been recognized by Microsoft Corporation for the Microsoft(R) component-based architecture to facilitate electronic data interchange. Both AMOS and DTS are wholly-owned subsidiaries of Ocwen Technology Xchange, Inc. ("OTX").

         OTX's principal products are REALTrans(SM) and OTX(TM) Mortgage Software Suite. REALTrans(SM) is a web-based application that facilitates the electronics purchase of real estate products and services via the Internet. Products currently supported include title insurance, appraisals, escrow, field services, inspections, warranty, broker price opinions, and real property data. This application allows users remote access to send, receive, and track information from any location. The user is able to track the status of orders, and send and receive messages, as well as documents. In addition, the REALTrans(SM) application includes several forms that can be completed online, thereby facilitating the sending of actual data, not just images of documents, REALTrans(SM) provides data integrity because all data are backed up and stored at a secure off-site facility. The Company is making its advanced loan resolution technology, the OTX(TM) Mortgage Software Suite, available to third parties through the marketing of software licenses. OTX also provides consulting services related to its software and Internet products.

         The Company entered the United Kingdom ("UK") subprime residential mortgage market in 1998 through the acquisition of 36.07% of the total outstanding common stock of Norland Capital Group plc, doing business as Kensington Mortgage Company ("Kensington"), on February 25, 1998. Kensington is a leading originator of subprime residential mortgages in the U.K. On April 24, 1998, the Company, through its wholly-owned subsidiary Ocwen UK plc ("Ocwen UK"), acquired substantially all of the assets, and certain liabilities, of the U.K. operations of Cityscape Financial Corp. ("Cityscape UK"). As consummated, the Company acquired Cityscape UK's mortgage loan portfolio and its residential subprime mortgage loan origination and servicing businesses.

         The Company's domestic subprime residential lending activities are conducted primarily through Ocwen Financial Services, Inc. ("OFS"), a 97.8% owned subsidiary. OFS acquired both the subprime residential lending operations previously conducted by the Bank and substantially all of the assets of Admiral Home Loan ("Admiral"), the Company's primary correspondent mortgage banking firm for subprime single-family residential loans, in a transaction which closed on May 1, 1997.

         On May 5, 1998, the Company, through its wholly-owned subsidiary, Investor's Mortgage Insurance Holding Company ("IMI"), acquired 1,473,733 partnership units of Ocwen Partnership L.P. ("OPLP"), the operating subsidiary partnerships of Ocwen Asset Investment Corp. ("OAC"). This purchase was in addition to the 160,000 units owned at December 31, 1997, and the 175,000 units acquired on February 17, 1998, for which the Company exchanged shares of OAC stock, increasing the total number of units owned by IMI to 1,808,733 or 8.71% of the total partnership units outstanding at December 31, 1998. OAC specializes in the acquisition and management of real estate and mortgage assets and is managed by Ocwen Capital Corporation ("OCC"), a wholly-owned subsidiary of OCN formed in 1997. At December 31, 1998, the Company owned 1,540,000 or 8.12% of the outstanding common stock of OAC.

SEGMENTS

         The Company's primary business is the acquisition, servicing and resolution of subperforming and nonperforming mortgage loans and the related development of loan servicing technology and software for the mortgage and real estate industries. Within its business, The Company's primary activities consist of its single family residential and multi-family residential, small commercial and large commercial discount loan acquisition and resolution activities, servicing of residential and commercial mortgage loans for others, lending, investments in a wide variety of mortgage-related securities and investments in low-income housing tax credit interests.

                                                         Net Interest       Net (Loss)         Total
DECEMBER 31, 1998                                           Income           Income            Assets
                                                         -----------       -----------      -----------
Discount loans:                                                      (Dollars in thousands)
   Single family residential loans...................... $    21,568       $    14,394      $   613,769
   Large commercial real estate loans...................      35,220            28,103          591,612
   Small commercial real estate loans...................      23,149             8,195          259,609
                                                         -----------       -----------      -----------
                                                              79,937            50,692        1,464,990
                                                         -----------       -----------      -----------
Mortgage loan servicing:
   Domestic.............................................       6,604             8,066           56,302
   Foreign (U.K.).......................................         147             4,771           11,974
                                                         -----------       -----------      -----------
                                                               6,751            12,837           68,276
                                                         -----------       -----------      -----------

Investment in low-income housing tax credits............      (8,246)            9,119          220,234

Commercial real estate lending..........................      16,066            13,588           74,439

OTX                                                                5            (9,623)          21,659

Subprime single family residential lending:
   Domestic.............................................      14,080           (20,524)         156,997
   Foreign (U.K.).......................................      11,898             7,475          286,224
                                                         -----------       -----------      -----------
                                                              25,978           (13,049)         443,221
                                                         -----------       -----------      -----------

Investment securities...................................        (214)          (59,186)         382,201

Equity investment in OAC................................          --            (8,701)          39,088

Other...................................................       2,524             3,123          593,971
                                                         -----------       -----------      -----------
                                                         $   122,801       $    (1,200)     $ 3,308,079
                                                         ===========       ===========      ===========


                                                              Net Interest       Net (Loss)          Total
      DECEMBER 31, 1997                                          Income            Income           Assets
                                                                ----------       ----------        ----------
      Discount loans:                                                      (Dollars in thousands)
        Single family residential loans................         $   24,870       $   23,349        $  844,146
        Large commercial real estate loans.............             33,142           24,474           585,035
        Small commercial real estate loans.............             19,257            5,349           308,543
                                                                ----------       ----------        ----------
                                                                    77,269           53,172         1,737,724
                                                                ----------       ----------        ----------
      Mortgage loan servicing:
        Domestic.......................................              2,629            3,972            11,160
        Foreign (U.K.).................................                 --               --                --
                                                                ----------       ----------        ----------
                                                                     2,629            3,972            11,160
                                                                ----------       ----------        ----------

      Investment in low income housing tax credits.....             (5,080)           9,087           168,748

      Commercial real estate lending...................             25,794           12,405           230,682

      OTX .............................................                (33)              --             5,116

      Subprime single family residential lending:
        Domestic.......................................              5,205           (2,166)          225,814
        Foreign (U.K.).................................                 --               --                --
                                                                ----------       ----------        ----------
                                                                     5,205           (2,166)          225,814
                                                                ----------       ----------        ----------

      Investment securities............................              2,698            3,587           344,231

      Equity investment in OAC.........................                 --               --                --

      Other............................................              7,760           (1,125)          345,690
                                                             -------------    --------------    -------------
                                                             $     116,242    $      78,932     $   3,069,165
                                                             =============    =============     =============


                                                                        Net Interest       Net (Loss)          Total
                DECEMBER 31, 1996                                          Income            Income           Assets
                                                                        ----------        ----------        ----------
               Discount loans:                                                     (Dollars in thousands)
                 Single family residential loans................        $   12,122        $   16,827        $  650,261
                 Large commercial real estate loans.............            17,565            15,480           516,622
                 Small commercial real estate loans.............            14,851             1,398           283,466
                                                                        ----------        ----------        ----------
                                                                            44,538            33,705         1,450,349
                                                                        ----------        ----------        ----------
               Mortgage loan servicing:
                 Domestic.......................................             1,685            (2,558)            5,020
                 Foreign (U.K.).................................                --                --                --
                                                                        ----------        ----------        ----------
                                                                             1,685            (2,558)            5,020
                                                                        ----------        ----------        ----------

               Investment in low-income housing tax credits.....            (4,962)           11,577            93,309

               Commercial real estate lending...................            12,305             3,617           402,582

               Subprime single family residential lending:
                 Domestic.......................................             4,486             3,131           128,878
                 Foreign (U.K.).................................                --                --                --
                                                                        ----------        ----------        ----------
                                                                             4,486             3,131           128,878
                                                                        ----------        ----------        ----------

               Investment securities............................             8,632               987           342,801

               Other............................................            11,050              (317)           60,746
                                                                     -------------     -------------     -------------
                                                                     $      77,734     $      50,142     $   2,483,685
                                                                     =============     =============     =============

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

         The Company began its discount loan operations in 1991 and initially focused on the acquisition of single family residential loans. In 1994 the Company expanded this business to include the acquisition and resolution of discount multi-family residential and commercial real estate loans (together, unless the context otherwise requires, "commercial real estate loans"). Prior to entering the discount loan business, management of the Company had substantial loan resolution experience through former subsidiaries of the Company which had been engaged in the business of providing private mortgage insurance for residential loans. This experience assisted the Company in developing the procedures, facilities and systems to evaluate and acquire discount loans and to resolve such loans in a timely and profitable manner. Management of the Company believes that the resources utilized by the Company in connection with the acquisition, servicing and resolution of discount real estate loans, which include proprietary technology and software, allow the Company to effectively manage an extremely data-intensive business and that, as discussed below, these resources have applications in other areas. See "Business-Computer Systems and Use of Technology."

         COMPOSITION OF THE DISCOUNT LOAN PORTFOLIO. At December 31, 1998, the Company's net discount loan portfolio amounted to $1.03 billion or 31% of the Company's total assets. Substantially all of the Company's discount loan portfolio is secured by first mortgage liens on real estate.

         The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated:

                                                                          December 31,
                                      ----------------------------------------------------------------------------------
                                           1998             1997             1996              1995              1994
                                      ------------      ------------     ------------     -------------     ------------
                                                                     (Dollars in Thousands)

   Single family residential loans    $    597,100      $    900,817     $    504,049      $    376,501     $    382,165
   Multi-family residential loans          244,172           191,302          341,796           176,259          300,220
   Commercial real estate loans(1)         449,010           701,035          465,801           388,566          102,138
   Other loans...................           10,144             1,865            2,753             2,203              911
                                      ------------      ------------     ------------     -------------     ------------
     Total discount loans........        1,300,426         1,795,019        1,314,399           943,529          785,434
   Unaccreted discount (2).......         (252,513)         (337,350)        (241,908)         (273,758)        (255,974)
   Allowance for loan losses.....          (21,402)          (23,493)         (11,538)               --               --
                                      ------------      ------------     ------------      ------------     ------------
   Discount loans, net...........     $  1,026,511      $  1,434,176     $  1,060,953      $    669,771     $    529,460
                                      ============      ============     ============      ============     ============

(1) The balance at December 31, 1998 consisted of $154.1 million of loans secured by office buildings, $100.4 million of loans secured by hotels, $21.2 million of loans secured by retail properties or shopping centers and $173.3 million of loans secured by other properties. The balance at December 31, 1997 consisted of $363.7 million of loans secured by office buildings, $98.9 million of loans secured by hotels, $106.8 million of loans secured by retail properties or shopping centers and $131.6 million of loans secured by other properties. The balance at December 31, 1996 consisted of $202.1 million of loans secured by office buildings, $46.0 million of loans secured by hotels, $138.6 million of loans secured by retail properties or shopping centers and $79.1 million of loans secured by other properties.

(2) The balance at December 31, 1998 consisted of $161.6 million on single family residential loans, $20.8 million on multi family residential loans, $69.8 million on commercial real estate loans and $0.3 million on other loans respectively. The balance at December 31, 1997 consisted of $170.7 million on single family residential loans, $46.0 million on multi-family residential loans, $120.5 million on commercial real estate loans and $0.2 million on other loans, respectively. The balance at December 31, 1996 consisted of $92.2 million on single family residential loans, $71.8 million on multi-family residential loans, $77.6 million on commercial real estate loans and $0.3 million on other loans, respectively.

         The properties which secure the Company's discount loans are located throughout the United States. At December 31, 1998, the five states with the greatest concentration of properties securing the Company's discount loans were California, New York, Illinois, Michigan and New Jersey, which had $211.5 million, $144.0 million, $111.2 million, $104.8 million and $84.4 million principal amount of discount loans (before unaccreted discount), respectively. The Company believes that the relatively dispersed geographic distribution of its discount loan portfolio can reduce the risks associated with concentrating such loans in limited geographic areas, and that, due to its expertise, technology and software, and procedures, the geographic distribution of its discount loan portfolio does not place significantly greater burdens on the Company's ability to resolve such loans.

         Discount   loans   may  have  net  book   values   up  to  the   Bank's
loan-to-one-borrower limitation. See "Business Regulation-The Bank-Loan-to-One-Borrower."

         ACQUISITION OF DISCOUNT LOANS. In early years, the Company acquired discount loans from the FDIC and the Resolution Trust Corporation ("RTC") primarily in auctions of pools of loans acquired by them from the large number of financial institutions which failed during the late 1980s and early 1990s. Although the RTC no longer is in existence and the banking and thrift industries have recovered from the problems experienced in the late 1980s and early 1990s, governmental agencies, particularly the Department of Housing and Urban Development ("HUD"), continue to be potential sources of discount loans. The Company obtains a substantial amount of discount loans from various private sector sellers, such as banks, savings institutions, mortgage companies, subprime lenders and insurance companies. At December 31, 1998, approximately 74% of the loans in the Company's discount loan portfolio had been acquired from the private sector, as compared to 58% at December 31, 1997, 77% at December 31, 1996, and 90% at December 31, 1995.

         Overall, the percentage of discount loans in the Company's discount loan portfolio acquired from private sector sellers has decreased since 1995 as a result of the Company's acquisition of a substantial amount of discount loans from HUD. During the year ended December 31, 1997, the Company and a co-investor were the successful bidder to purchase from HUD 24,773 single family residential loans with an aggregate unpaid principal balance of $1.55 billion and a purchase price of $1.34 billion. The Company acquired $771.6 million of these loans and the right to service all of such loans. In 1996, the Company and a co-investor were the successful bidder to purchase from HUD 4,591 single family residential loans with an aggregate unpaid principal balance of $258.1 million and a purchase price of $204.0 million. The Company acquired $112.2 million of these loans and the right to service all of such loans. In 1996, the Company also acquired from HUD discount multi-family residential loans with an unpaid principal balance of

$225.0 million. The foregoing acquisitions were in addition to the acquisition of $741.2 million gross principal amount of single family residential loans from HUD by BCBF, LLC (the "LLC"), a limited liability company formed in March 1996 by the Bank and BlackRock Capital Finance L.P. ("BlackRock"). See "Investment in Unconsolidated Entities - Investment in Joint Ventures."

         Since 1996, the Company has acquired over $2.04 billion of single family residential loans and $1.96 billion of distressed commercial and multi-family residential loans from the private sector and government agencies, making it the largest purchaser of such assets in the United States. In 1998, the Company acquired $1.1 billion of unpaid principal balance of discount loans, of which $0.6 billion were residential loans with the balance being commercial.

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

         A majority of the $771.6 million of loans acquired by the Company from HUD during the year ended December 31, 1997 are subject to forbearance agreements after the servicing transfer date. During the forbearance period, borrowers are required to make a monthly payment which is based on their ability to pay and which may be less than the contractual monthly payment. Once the forbearance period is over, the borrower is required to make at least the contractual payment regardless of ability to pay. Virtually all of the foregoing loans acquired from HUD reached the end of the forbearance period by the end of 1998. Prior purchases of loans from HUD by the Company (and the LLC) primarily included loans that were beyond the forbearance period.

         Discount real estate loans generally are acquired in pools, although discount commercial real estate loans may be acquired individually. These pools generally are acquired in auctions or competitive bid circumstances in which the Company faces substantial competition. Although many of the Company's competitors have access to greater capital and have other advantages, the Company believes that it has a competitive advantage relative to many of its competitors as a result of its experience in managing and resolving discount loans, its large investment in the computer systems, technology and other resources which are necessary to conduct its business, its national reputation and the strategic relationships and contacts which it has developed in connection with these activities.

         The Company generally acquires discount loans solely for its own portfolio. From time to time, however, the Company and one or more co-investors may submit a joint bid to acquire a pool of discount loans in order to enhance the prospects of submitting a successful bid. If successful, the Company and the co-investors generally allocate ownership of the acquired loans in an agreed upon manner, although in certain instances the Company and the co-investor may continue to have a joint interest in the acquired loans. In addition, from time to time the Company and a co-investor may acquire discount loans through a joint venture. See "Investment in Unconsolidated Entities - Investment in Joint Ventures."

         Prior to making an offer to purchase a portfolio of discount loans, the Company conducts an extensive investigation and evaluation of the loans in the portfolio. Evaluations of potential discount loans are conducted primarily by the Company's employees who specialize in the analysis of nonperforming loans, often with further specialization based on geographic or collateral-specific factors. The Company's employees regularly use third parties, such as brokers, who are familiar with a property's type and location, to assist them in conducting an evaluation of the value of a collateral property, and depending on the circumstances, particularly in the case of commercial real estate loans, may use subcontractors, such as local counsel and engineering and environmental experts, to assist in the evaluation and verification of information and the gathering of other information not previously made available by a potential seller.

         The Company determines the amount to be offered to acquire potential discount loans by using a proprietary modeling system and loan information database which focuses on the anticipated recovery amount and the timing and cost of the resolution of the loans. The amount offered by the Company generally is at a discount from both the stated value of the loan and the value of the underlying collateral which the Company estimates is sufficient to generate an acceptable return on its investment.

         RESOLUTION OF DISCOUNT LOANS. After a discount loan is acquired, the Company utilizes its information technology software systems to resolve the loan as expeditiously as possible in accordance with specified procedures. The various resolution alternatives generally include the following: (i) the borrower brings the loan current in accordance with original or modified terms,
(ii) the borrower repays the loan or a negotiated amount of the loan, (iii) the borrower agrees to deed the property to the Company in lieu of foreclosure, in which case it is classified as real estate owned and held for sale by the Company, or (iv) the Company forecloses on the loan and the property is acquired at the foreclosure sale either by a third party or by the Company, in which case it is classified as real estate owned and held for sale by the Company. In addition, in the case of single family residential loans, assistance is provided to borrowers in the form of forbearance agreements under which the borrower either makes a monthly payment less than or equal to the original monthly payment or makes a monthly payment more than the contractual monthly payment to make up for arrearages.

         In appropriate cases, the Company works with borrowers to resolve the loan in advance of foreclosure. One method is through forbearance agreements, which generally allow the borrower to pay the contractual monthly payment plus a portion of the arrearage each month, and other means. Although this strategy may result in an initial reduction in the yield on a discounted loan, the Company believes that it is advantageous because it (i) generally results in a higher resolution value than foreclosure; (ii) reduces the amount of real estate owned acquired by foreclosure or by deed-in-lieu thereof and related risks, costs and expenses; (iii) enhances the ability of the Company to sell the loan in the secondary market, either on a whole loan basis or through securitizations (in which case the Company may continue to earn fee income from servicing such loans); and (iv) permits the borrower to retain ownership of the home and, thus, enhances relations between the Company and the borrower. As a result of the Company's current loan resolution strategy of emphasizing forbearance agreements and other resolutions in advance of foreclosure, the Company has been able to resolve 72% of its residential discount loans before foreclosure, as compared to a 23% industry average.

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

         SALE OF DISCOUNT LOANS. From time to time the Company sells performing discount loans either on a whole loan basis or indirectly through the securitization of such loans and sale of the mortgage-related securities backed by them. During the years ended December 31, 1998, 1997 and 1996, the Company sold $696.1 million, $518.9 million and $230.2 million of discount loans, respectively, which resulted in gains of $63.5 million, $60.4 million and $15.3 million, respectively, including net securitization gains of $48.1 million, $53.1 million and $7.9, respectively. Also, during 1997 the LLC, as part of larger transactions involving the Company and an affiliate of Black Rock, completed the securitizations of 1,730 discount single family residential loans acquired from HUD in 1996 and 1995, with an unpaid principal balance of $78.4 million and past due interest of $22.5 million, which resulted in the Company recognizing indirect gains of $14.0 million as a result of the Company's pro rata interest in the LLC.

         The following table sets forth certain information related to the Company's securitization of discount loans during 1998, 1997 and 1996.

                               Loan Securitized
---------------------------------------------------------------------------         Book Value of
           Types of Loans                   Principal         No. of Loans      Securities Retained(1)         Net Gain
----------------------------------       --------------       -------------     ---------------------       -------------
1998:                                                                  (Dollars in thousands)
Single family discount............       $      498,798               7,638        $         32,261         $      48,085
                                         ==============       =============        ================         =============

1997:
Single family discount............       $      418,795               6,295        $         20,635         $      51,137
Small commercial discount.........               62,733                 302                   4,134                 1,994
                                         --------------       -------------        ----------------         -------------
                                         $      481,528               6,597        $         24,769         $      53,131
                                         ==============       =============        ================         =============
1996:
Large commercial discount.........       $      164,417                  25        $          8,384         $       7,929
                                         ==============       =============        ================         =============

(1) Consists of subordinated and/or residual securities resulting from the Company's securitization activities, which had a fair value of $71.5 million at December 31, 1998.

         ACTIVITY IN THE DISCOUNT LOAN PORTFOLIO. The following table sets forth the activity in the Company's gross discount loan portfolio during the periods indicated:

                                                              Year Ended December 31,
                       --------------------------------------------------------------------------------------------------------
                               1998                 1997                 1996                 1995                 1994
                       -------------------- -------------------- -------------------- -------------------- --------------------
                                    No. of               No. of               No. of               No. of                No. of
                          Amount    Loans      Amount    Loans     Amount      Loans    Amount     Loans     Amount      Loans
                       ----------- -------- ----------- -------- ----------- -------- ----------- -------- ----------- --------
                                                               (Dollars in Thousands)
Balance at beginning
 of period ........... $ 1,795,019   12,980 $ 1,314,399    5,460 $   943,529    4,543 $   785,434    3,894 $   433,516    5,160
Acquisitions(1) ......   1,123,727    8,084   1,776,773   17,703   1,110,887    4,812     791,195    2,972     826,391    2,781
Resolutions and
 repayments(2) .......    (539,353)  (1,918)   (484,869)  (1,978)   (371,228)  (2,355)   (300,161)    (960)   (265,292)  (2,153)
Loans transferred to
  real estate owned ..    (382,904)  (3,193)   (292,412)  (1,596)   (138,543)    (860)   (281,344)    (984)   (171,300)  (1,477)
Sales ................    (696,063)  (7,853)   (518,872)  (6,609)   (230,246)    (680)    (51,595)    (379)    (37,881)    (417)
                       ----------- -------- ----------- -------- ----------- -------- ----------- -------- ----------- --------
Balance at
  end of period....... $ 1,300,426    8,100 $ 1,795,019   12,980 $ 1,314,399    5,460 $   943,529    4,543 $   785,434    3,894
                       =========== ======== =========== ======== =========== ======== =========== ======== =========== ========

(1) In 1998, acquisitions consisted of $613.2 million of single family residential loans, $231.1 million multifamily residential loans, $264.7 million of commercial real estate loans and $14.7 million of consumer loans. In 1997, acquisitions consisted of $1.06 billion of single family residential loans, $57.7 million of multi-family residential loans and $657.0 million of commercial real estate loans. In 1996, acquisitions consisted of $365.4 million of single family residential loans, $310.4 million of multi-family residential loans, $433.5 million of commercial real estate loans and $1.5 million of other loans. The 1996 data does not include the Company's pro rata share of the $741.2 million of discount loans acquired by the LLC. 1995, acquisitions consisted of $272.8 million of single family residential loans, $141.2 million of multi-family residential loans, $374.9 million of commercial real estate loans and $2.3 million of other loans. In 1994, acquisitions consisted of $395.8 million of single family residential loans, $315.5 million of multi-family residential loans and $115.1 million of commercial real estate loans.

(2) Resolutions and repayments consists of loans which were resolved in a manner which resulted in partial or full repayment of the loan to the Company, as well as principal payments on loans which have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans which have not been resolved.

         For information relating to the activity in the Company's real estate owned which is attributable to the Company's discount loan acquisitions, see "Asset Quality - Real Estate Owned."

         PAYMENT STATUS OF DISCOUNT LOANS. The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated.

                                                                                  December 31,
                                                     -----------------------------------------------------------------------
                                                         1998           1997          1996            1995           1994
                                                     -----------    -----------    -----------    -----------    -----------
                                                                 (Dollars in Thousands)
Loan status:
  Current ........................................   $   579,449    $   673,255    $   579,597    $   351,630    $   113,794
  Past due 31 days to 89 days ....................        39,601         22,786         22,161         86,838         57,023
  Past due 90 days or more (1) ...................       624,328      1,070,925        563,077        385,112        413,506
  Acquired and servicing not
   yet transferred ...............................        57,048         28,053        149,564        119,949        201,111
                                                     -----------    -----------    -----------    -----------    -----------
                                                       1,300,426      1,795,019      1,314,399        943,529        785,434
  Unaccreted discount ............................      (252,513)      (337,350)      (241,908)      (273,758)      (255,974)
  Allowance for loan losses ......................       (21,402)       (23,493)       (11,538)            --             --
                                                     -----------    -----------    -----------    -----------    -----------
                                                     $ 1,026,511    $ 1,434,176    $ 1,060,953    $   669,771    $   529,460
                                                     ===========    ===========    ===========    ===========    ===========

(1) Includes $110.1 million, $432.6 million and $57.0 million of loans with forbearance agreements at December 31, 1998, 1997 and 1996, respectively, and $522.0 billion, $638.3 million and $506.1 million of loans without forbearance agreements at December 31, 1998, 1997 and 1996, respectively. Of the $110.1 million of loans with forbearance agreements past due 90 days or more in accordance with original terms, $77.9 million were current and $32.2 million were past due 31 to 89 days under the terms of the forbearance agreements.

         ACCOUNTING FOR DISCOUNT LOANS. The acquisition cost for a pool of discount loans is allocated to each individual loan within the pool based upon relative fair value using the Company's pricing methodology. Prior to January 1, 1997, the discount associated with all single family residential loans was recognized as a yield adjustment and was accreted into interest income using the interest method applied on a loan-by-loan basis once foreclosure proceedings were initiated, to the extent the timing and amount of cash flows could be reasonably determined. Effective January 1, 1997, the Company ceased accretion of discount on its nonperforming single family residential loans. The discount which is associated with a single family residential loan and certain multi-family residential and commercial real estate loans which are current or subsequently brought current by the borrower in accordance with the loan terms is accreted into the Company's interest income as a yield adjustment using the interest method over the contractual maturity of the loan. For all other loans interest is earned as cash is received.

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

INVESTMENT IN UNCONSOLIDATED ENTITIES

         INVESTMENT IN OAC. At December 31, 1997, the Company, through IMI, owned 1,715,000 shares or 9.04% of the outstanding common stock of OAC. Also at December 31, 1997, the Company, through IMI, owned 160,000 units or 0.84% of the partnership units of OPLP. On February 17, 1998, IMI exchanged 175,000 shares of OAC stock for 175,000 OPLP units. On May 5, 1998, IMI acquired an additional 1,473,733 OPLP units. As a result of this activity, IMI's investment in OAC stock declined to 1,540,000 shares or 8.12% at December 31, 1998, while its investment in OPLP increased to 1,808,733 units or 8.71%. The Company began accounting for these entities on the equity method effective May 5, 1998, upon the increase in its combined ownership of OAC and OPLP to 16.83%. The Company's investment in OAC stock amounted to $16.3 million at December 31, 1998. The Company's investment in OAC stock at December 31, 1997, was designated as available for sale and carried at a fair value of $35.2 million ($25.5 million cost). The Company's investment in OPLP units amounted to $22.8 million at December 31, 1998, as compared to $2.4 million at December 31, 1997. During 1998, the Company recorded equity in the losses of its investment in OAC and OPLP of $4.0 million and $4.7 million, respectively.

         INVESTMENT IN KENSINGTON. The Company's investment in unconsolidated entities includes its 36.07% ownership interest in Kensington, which amounted to $46.6 million at December 31, 1998, net of the excess of the purchase price over the net investment. The excess of the purchase price over the net investment amounted to $34.5 million ((pound)20.9million) at December 31, 1998, net of accumulated amortization of $2.0 million ((pound)1.2 million), and is amortized over a period of 15 years. During 1998, the Company recorded equity in earnings of Kensington of $439,000, net of the $2.0 million of amortization of excess cost over purchase price.

         INVESTMENT IN JOINT VENTURES. From time to time, the Company and a co-investor have acquired discount loans by means of a co-owned joint venture. At December 31, 1998, the Company's $1.1 million investment in joint venture, consisted of a 10% interest in BCFL, L.L.C. ("BCFL"), a limited liability company which was formed by the Company and BlackRock in January 1997 to acquire discount multi-family residential loans. On December 12, 1997, the LLC, a limited liability company formed in March 1996 between the Company and BlackRock, distributed all of its assets to the Company and its other 50% investor, BlackRock. Simultaneously, the Company acquired BlackRock's portion of the distributed assets. The Company recorded equity in earnings of the LLC of $23.7 million and $38.3 million for 1997 and 1996, respectively.

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

         In connection with the acquisition, the Company entered into an agreement with the LLC to service the HUD loans in accordance with its loan servicing and loan default resolution procedures. In return for such servicing, the Company received specific fees which were payable on a monthly basis. The Company did not pay any additional amount to acquire these servicing rights, and as a result, the acquisition of the right to service the HUD loans held by the LLC did not result in the Company's recording capitalized mortgage servicing rights for financial reporting purposes.

         SECURITIZATION OF THE HUD LOANS BY THE LLC. During 1997, the LLC, as part of larger transactions involving the Company and an affiliate of BlackRock, completed securitizations of 1,730 HUD loans held by it with an unpaid principal balance of $78.4 million, past due interest of $22.5 million and a net book value of $60.6 million; and during 1996, the LLC completed a securitization of 9,825 HUD loans with an aggregate unpaid principal balance of $419.4 million, past due interest of $86.1 million and a net book value of $394.2 million. The LLC recognized gains of $14.0 million and $69.8 million (including a gain of $12.9 million on the sale in 1996 of $79.4 million of securities to the Company) from the sale of the senior classes in the residuals formed for purposes of these transactions in the years ended December 31, 1997 and 1996, respectively, of which $7.0 million and $34.9 million, respectively, were allocable to the Company as a result of its pro rata interest in the LLC and included in losses/equity in earnings of investment in unconsolidated entities.

         ACCOUNTING FOR INVESTMENTS IN UNCONSOLIDATED ENTITIES. The Company's investment in unconsolidated entities are accounted for under the equity method of accounting. Under the equity method of accounting, an investment in the shares or other interests of an investee is initially recorded at the cost of the shares or interests acquired and thereafter is periodically increased (decreased) by the investor's proportionate share of the earnings (losses) of the investee and decreased by all dividends received by the investor from the investee.

LENDING ACTIVITIES

         COMPOSITION OF LOAN PORTFOLIO. At December 31, 1998, the Company's net loan portfolio amounted to $230.3 million or 7% of the Company's total assets. Loans held for investment in the Company's loan portfolio are carried at amortized cost, less an allowance for loan losses, because the Company has the ability and presently intends to hold them to maturity.

         The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                 December 31,
                                         -------------------------------------------------------------
                                            1998        1997         1996         1995         1994
                                         ---------    ---------    ---------    ---------    ---------
                                                                        (Dollars in Thousands)
Single family residential loans ......   $  30,361    $  46,226    $  73,186    $  75,928    $  31,926
Multi-family residential loans (1) ...      75,599       71,382       67,842       49,047        1,800
Commercial real estate and land loans:
     Hotels (2) (3) ..................      36,631       89,362      200,311      125,791       19,659
     Office buildings (4) ............      93,068       68,759      128,782       61,262           --
     Land ............................       2,266        2,858        2,332       24,904        1,315
     Other ...........................       6,762       16,094       25,623        2,494        4,936
                                         ---------    ---------    ---------    ---------    ---------
      Total ..........................     138,727      177,073      357,048      214,451       25,910
Commercial non-mortgage ..............          --           --        2,614           --           --
Consumer .............................         132          244          424        3,223        1,558
                                         ---------    ---------    ---------    ---------    ---------
     Total loans .....................     244,819      294,925      501,114      342,649       61,194
Undisbursed loan proceeds ............      (7,099)     (22,210)     (89,840)     (39,721)          --
Unaccreted discount ..................      (2,480)      (2,721)      (5,169)      (5,376)      (3,078)
Allowance for loan losses ............      (4,928)      (3,695)      (3,523)      (1,947)      (1,071)
                                         ---------    ---------    ---------    ---------    ---------
     Loans, net ......................   $ 230,312    $ 266,299    $ 402,582    $ 295,605    $  57,045
                                         =========    =========    =========    =========    =========

(1) At December 31, 1998, 1997, 1996 and 1995, multi-family residential loans included $22.3 million, $33.3 million and $36.6 million, and $7.7 million of construction loans, respectively.

(2) At December 31, 1998, 1997 and 1996, hotel loans included $6.9 million, $25.3 million and $26.4 million of construction loans, respectively.

(3) During 1998 and 1997, payoffs of loans secured by hotels totaled $16.6 million and $80.5 million, respectively.

(4) During 1998 and 1997, payoffs of loans secured by office buildings totaled $186.5 million and $107.3 million, respectively.

         The Company's lending activities are conducted on a nationwide basis, and as a result, the properties which secure its loan portfolio are located throughout the United States. At December 31, 1998, the five states in which the largest amount of properties securing loans in the Company's loan portfolio were New York, New Jersey, Florida, Texas and California, which had $52.3 million, $29.8 million, $27.9 million, $12.2 million and $11.2 million of principal amount of loans, respectively.

         CONTRACTUAL PRINCIPAL REPAYMENTS. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the Company's loan portfolio based on scheduled contractual amortization, as well as the dollar amount of loans which have fixed or adjustable interest rates. Demand loans (loans having no stated schedule of repayments and no stated maturity) and overdrafts are reported as due in one year or less. Loan balances have not been reduced for (i) undisbursed loan proceeds, unearned discounts and the allowance for loan losses or (ii) nonperforming loans.

                                                                              Maturing in
                                                                After         After Five
                                                               One Year          Years
                                                 One         Through Five     Through Ten       After Ten
                                            Year or Less        Years            Years            Years            Total
                                            -------------     ------------    ------------     ------------     ------------
                                                    (Dollars in Thousands)
Single family residential loans.......       $      1,047     $        794    $      9,179     $     19,341     $     30,361
Multi-family residential loans........             23,800           37,771           6,346            7,682           75,599
Commercial real estate and land loans.             35,517           96,183           7,027               --          138,727
Consumer and other loans..............                 11              121              --               --              132
                                             ------------     ------------    ------------     ------------     ------------
   Total..............................       $     60,375     $    134,869    $     22,552     $     27,023     $    244,819
                                             ============     ============    ============     ============     ============

Interest rate terms on amounts due:
   Fixed..............................       $     25,091     $     17,488    $      2,065     $     12,485     $     57,129
   Adjustable.........................             35,284          117,381          20,487           14,538          187,690
                                             ------------     ------------    ------------     ------------     ------------
                                             $     60,375     $    134,869    $     22,552     $     27,023     $    244,819
                                             ============     ============    ============     ============     ============

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

         ACTIVITY IN THE LOAN PORTFOLIO. The following table sets forth the activity in the Company's loan portfolio during the periods indicated.

                                                                       Year Ended December 31,
                                                           ----------------------------------------------
                                                              1998             1997              1996
                                                           -----------      -----------       -----------
                                                                       (Dollars in Thousands)
Balance at beginning of period.......................      $   294,925      $   501,114       $   342,649
Originations:
   Single family residential loans...................               --            1,987            10,681
   Multi-family residential loans....................           56,657           16,799            68,076
   Commercial real estate loans......................          116,452           69,948           199,017
   Commercial non-mortgage and consumer loans........               --            1,140             3,366
                                                           -----------      -----------       -----------
      Total loans originated.........................          173,109           89,874           281,140
                                                           -----------      -----------       -----------
Purchases:
   Single family residential loans...................               --               78               305
                                                           -----------      -----------       -----------
      Total loans purchased..........................               --               78               305
                                                           -----------      -----------       -----------
Sales ...............................................               --           (2,346)               --
Loans transferred from available for sale............               --           13,782                45
Principal repayments.................................         (222,668)        (306,916)         (121,818)
Transfer to real estate owned........................             (547)            (661)           (1,207)
                                                           ------------     -----------       -----------
Net increase (decrease) in net loans.................          (50,106)        (206,189)          158,465
                                                           ------------     -----------       -----------
Balance at end of period.............................      $   244,819      $   294,925       $   501,114
                                                           ===========      ===========       ===========

         LOANS AVAILABLE FOR SALE. In addition to loans acquired for investment, the Company also originates and purchases loans which it presently does not intend to hold to maturity. Such loans are designated as loans available for sale upon origination or purchase and generally are carried at the lower of cost or aggregate market value. At December 31, 1998, loans available for sale amounted to $177.8 million or 5% of the Company's total assets.

         The following table sets forth the composition of the Company's loans available for sale by type of loan at the dates indicated.

                                                                         December 31,
                                           ---------------------------------------------------------------------------
                                              1998            1997            1996            1995              1994
                                           -----------     -----------     -----------     -----------     -----------
                                                                    (Dollars in Thousands)
Single family residential loans......      $   177,578     $   176,554     $   111,980     $   221,927     $    16,825
Multi-family residential loans.......               --              --          13,657          28,694          83,845
Consumer loans.......................              269             487             729           1,169           1,623
                                           -----------     -----------     -----------     -----------     -----------
                                           $   177,847     $   177,041     $   126,366     $   251,790     $   102,293
                                           ===========     ===========     ===========     ===========     ===========

         At December 31, 1998, the five states or countries in which the largest amount of properties securing the Company's loans available for sale were the U.K., California, New Jersey, Florida and Illinois which had $87.6 million, $21.0 million, $10.8 million, $10.6 million and $7.5 million of principal amount of loans, respectively.

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

         In order to solidify and expand its sources of domestic subprime single family residential loans, the Company, through OFS, acquired substantially all of the assets of Admiral in a transaction which closed on May 1, 1997. See "Business-Subsidiaries." In connection with the Company's acquisition of assets from Admiral, the Bank transferred its retail and wholesale subprime single family residential lending operations to OFS, which included, among other things, transferring its rights under contracts with brokers and correspondent lending institutions and its rights and obligations under leases to six loan production offices recently opened by it, which are located in California, Illinois, Massachusetts, Oregon and Utah.

         The principal sources of funds of OFS consist of lines of credit with unaffiliated parties of (i) a $200.0 million secured of credit, of which $100.0 million was committed, (ii) a $50.0 million secured line of credit, all of which was committed, (iii) a $200.0 million secured line of credit, of which $100.0 million ws committed (iv) a $100.0 million secure line of credit, none of which was committed (v) a $20.0 million secured residual line of credit, none of which was committed and are secured by the mortgage loans acquired with such lines and
(vi) a $30.0 million unsecured, subordinated credit facility provided by the Company to OFS at the time of the acquisition of substantially all of the assets of Admiral. The Company has adopted policies that set forth the specific lending requirements of the Company as they relate to the processing, underwriting, property appraisal, closing, funding and delivery of subprime loans. These policies include program descriptions which set forth four classes of loans, designated A, B, C and D. Class A loans generally relate to borrowers who have no or limited adverse incidents in their credit histories, whereas Class B, C and D loans relate to increasing degrees of adverse incidents in the borrower's credit histories. Factors which are considered in evaluating a borrower in this regard are the presence or absence of a credit history, prior delinquencies in the payment of mortgage and consumer credit and personal bankruptcies. See "Sources of Funds - Borrowings".

         The terms of the loan products offered by the Company directly or through its correspondents emphasize real estate loans which generally are underwritten with significant reliance on a borrower's level of equity in the property securing the loan, which may be an owner-occupied or, depending on the class of loan and its terms, a non-owner occupied property. Although the Company's guidelines require information in order to enable the Company to evaluate a borrower's ability to repay a loan by relating the borrower's income, assets and liabilities to the proposed indebtedness, because of the significant reliance on the ratio of the principal amount of the loans to the appraised value of the security property, each of the four principal classes of loans identified by the Company includes products which permit reduced documentation for verifying a borrower's income and employment. Loans which permit reduced documentation generally require documentation of employment and income for the most recent six-month period, as opposed to the two-year period required in the case of full documentation loans. Although the Company reserves the right to verify a borrower's income, assets and liabilities and employment history, other than as set forth above, it generally does not verify such information through other sources.

         The Company's strategy is to offer a broad range of products to its borrowers and its origination sources. Loans may have principal amounts which conform to the guidelines set by FHLMC or FNMA for conforming loans or principal amounts which significantly exceed these amounts (so called "jumbo loans"). Loans may have fixed or adjustable interest rates and terms ranging up to 30 years.

         The Company further expanded its subprime single family residential lending operations in 1998 by entering the United Kingdom through the acquisition of a 36.07% interest in Kensington and, through Ocwen UK, the acquisition of Cityscape UK's mortgage loan portfolio and its residential subprime mortgage loan origination and servicing businesses.

         Ocwen UK's sources of funding include a Loan Facility Agreement with Greenwich International Ltd. ("Greenwich") under which Greenwich provided a short-term facility to finance the acquisition of Cityscape UK's mortgage loan portfolio (the "Term Loan") and to finance Ocwen UK's further originations and purchase of subprime single family loans (the "Revolving Facility", and together with the Term Loan, the "Greenwich Facility"). The Greenwich Facility is secured by Ocwen UK's loans available for sale. The Revolving Facility, which matures in April 1999, is set at a maximum of $166.0 million ((pound)100.0 million reduced by the amount borrowed under the Term Loan), of which $87.1 million ((pound)52.5 million) was funded at December 31, 1998, to finance subprime single family loan originations and bears interest at a rate of the one-month LIBOR plus 1.50%. At December 31, 1998, $5.6 million ((pound)3.4 million) had been borrowed under the Term Loan, which matured in January 1999. In addition, Ocwen UK has entered into a secured warehouse line of credit with Barclays Bank plc (the "Barclays Facility") to finance subprime single family loan originations. The Barclays Facility, which matures in November 1999, and bears interest at a rate of the one-month LIBOR plus 0.80%, is set at a maximum of $124.5 million ((pound)75.0 million), against which $24.6 million ((pound)14.8 million) had been borrowed at December 31, 1998. The weighted average interest rate on these lines of credit outstanding at December 31, 1998, was 7.35%.

         The following table sets forth the activity in the Company's net loans available for sale during the periods indicated:

                                                                         Year Ended December 31,
                                                         ------------------------------------------------------
                                                             1998               1997                  1996
                                                         ------------      ------------          --------------
                                                                         (Dollars in Thousands)
Balance at beginning of period...................        $    177,041      $    126,366          $      251,790
Purchases:
Single family residential........................             795,053           278,081                 284,598
Multi-family residential.........................                  --                --                  10,456
                                                         ------------      ------------          --------------
                                                              795,053           278,081                 295,054
                                                         ------------      ------------          --------------
Originations:
Single family residential........................             959,105           316,101                   9,447
   Multi-family residential......................                  --                --                      --
                                                         ------------      ------------          --------------
                                                              959,105           316,101                   9,447
                                                         ------------      ------------          --------------
Sales............................................          (1,658,773)         (501,079)               (395,999)
Increase in lower of cost or market reserve......              (4,064)           (1,034)                 (2,455)
Loans transferred (to)/from loan portfolio.......                  --           (13,674)                     45
Principal repayments, net of capitalized interest             (82,728)          (22,151)                (27,845)
Transfer to real estate owned....................              (7,787)           (5,569)                 (3,671)
                                                         -------------     ------------          --------------
Net increase (decrease) in loans.................                 806            50,675                (125,424)
                                                         ------------      ------------          --------------
Balance at end of period.........................        $    177,847      $    177,041          $      126,366
                                                         ============      ============          ==============

         The Company purchased and originated a total of $1.75 billion of single family residential loans to non-conforming borrowers during 1998 and $558.3 million of such loans during 1997. At December 31, 1998, the Company had $170.1 million of subprime single family residential loans, which had a weighted average yield of 12.18%.

         The Company generally intends to sell or securitize its subprime single family residential loans, and as a result, all of such loans were classified as available for sale at December 31, 1998. During 1998 the Company sold $2.9 million of subprime single family residential loans for gains of $53,000; during 1997 the Company sold $82.6 million of such loans for gains of $3.3 million; and during 1996 the Company sold $161.5 million of subprime single family residential loans for gains of $571,000. In addition, as presented in the table below, loans were securitized and sold in public offerings underwritten by unaffiliated investment banking firms during 1998, 1997 and 1996, generating gains of $61.5 million, $18.8 million and $7.2 million, respectively, upon the sale of the securities. The Company retained subordinate and residual securities in connection with these transactions.


                        Loan Securitized
           ------------------------------------------                                Book Value of
           Types of Loans                   Principal          No. of Loans      Securities Retained(2)        Net Gain
           --------------                --------------       -------------      ----------------------    --------------
1998:                                                                  (Dollars in thousands)
Single family subprime (1)........       $    1,626,282              31,235        $        139,594         $      61,516
                                         ==============       =============        ================         =============
1997:
Single family subprime............       $      415,830               3,640        $         25,334         $      18,802
                                         ==============       =============        ================         =============
1996:
Single family subprime............       $      211,204               1,180        $         18,236         $       7,232
                                         ==============       =============        ================         =============

(1) Includes 20,819 loans securitized by Ocwen UK with an unpaid principal balance of $558.5 million ((pound)339.4 million) for a net gain of $25.6 million ((pound)15.4 million).

(2) Consists of subordinated and/or residual securities resulting from the Company's securitization activities, which had a fair value of $177.5 million at December 31, 1998, including $87.3 million ((pound)52.6 million) related to securitizations by Ocwen UK.

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

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. The Company's lending activities include the acquisition of loans secured by commercial real estate, particularly loans secured by hotels and office buildings, which the Company began originating in late 1994 and late 1995, respectively. Commercial real estate loans currently are made to finance the purchase and refinance of commercial properties, the refurbishment of distressed properties and, recently, the construction of hotels. At December 31, 1998, the Company's loans secured by commercial real estate (and land) amounted to $138.7 million and consisted primarily of $36.6 million and $93.1 million of loans secured by hotels and office buildings, respectively.

         From time to time, the Company originates loans for the construction of multi-family residences, as well as bridge loans to finance the acquisition and rehabilitation of distressed multi-family residential properties. At December 31, 1998, the Company's multi-family residential loan portfolio included $22.3 million of multi-family residential construction loans, of which $20.1 million had been funded, and $53.3 million of acquisition and rehabilitation loans, of which $51.3 million had been funded.

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

         In addition to stated interest, the large multi-family residential and commercial real estate loans originated by the Company commonly include provisions pursuant to which the borrower agrees to pay the Company as additional interest on the loan an amount based on specified percentages (generally between 10-38%) of the net cash flow from the property during the term of the loan and/or the net proceeds from the sale or refinancing of the property upon maturity of the loan. Participating interests also may be obtained in the form of additional fees which must be paid by the borrower in connection with a prepayment of the loan, generally after an initial lock-out period during which prepayments are prohibited. The fees which could be payable by a borrower during specified periods of the loan consist either of fixed exit fees or yield maintenance payments, which are required to be paid over a specified number of years after the prepayment and are intended to increase the yield to the Company on the proceeds from the loan payoff to a level which is comparable to the yield on the prepaid loan. At December 31, 1998 and 1997, the Company's loan portfolio included $12.3 million and $89.0 million of loans in which the Company participates in the residual profits of the underlying real estate. The Company generally accounts for loans in which it participates in residual profits as loans and not as investments in real estate; however, because of concerns raised by the staff of the OTS in this regard, in December 1996 and during 1997 the Bank sold to the Company subordinated, participating interests in a total of eleven acquisition, development and construction loans, which interests had an aggregate principal balance of $18.0 million. On a consolidated basis, eight of these loans, which amounted to $64.3 million at December 31, 1997, were carried by the Company as investments in real estate. These eight loans were repaid in full during 1998. The Bank (but not the Company) agreed with the OTS to cease origination of mortgage loans with profit participation features in the underlying real estate, with the exception of existing commitments.

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

         Construction loans are secured by a first priority lien on the real property, all improvements thereon and all fixtures and equipment used in connection therewith, as well as a first priority assignment of all revenues and gross receipts generated in connection with the property. Construction loans are made without pre-leasing requirements or any requirement of a commitment by another lender to "take-out" the construction loan by making a permanent loan secured by the property upon completion of construction. Disbursements on a construction loan are subject to a retainage percentage of 10% and are made only after evidence that available funds have been utilized by the borrower, available funds are sufficient to pay for all construction costs through the date of the construction advance and funds remain in the construction budget and from sources other than the loan to complete construction of the project.

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

LOAN SERVICING ACTIVITIES

         During 1996, the Company developed a program to provide loan servicing and various other asset management and resolution services to third party owners of nonperforming assets, underperforming assets and subprime assets such as Class B, C and D single family residential mortgage loans. Servicing contracts entered into by the Company provide for the payment to the Company of specified fees and in some cases may include terms which allow the Company to participate in the profits resulting from the successful resolution of the assets being serviced. Servicing fees, generally expressed as a percent of the unpaid principal balance, are collected from the borrowers' payments. During any period in which the borrower is not making payments, the Company is required under certain servicing agreements to advance its own funds to meet contractual principal and interest remittance requirements for certain investors, maintain property taxes and insurance, and process foreclosures. The Company generally recovers such advances from borrowers for reinstated and performing loans and from investors for foreclosed loans.

         The Bank has been approved as a loan servicer by HUD, FHLMC and FNMA. The Bank is rated a Tier 1 servicer and as a preferred servicer for high-risk mortgages by FHLMC, the highest rating categories. The Bank is one of only seven special servicers of commercial mortgage loans to have received a "Strong" rating from Standard & Poor's. The Bank is recognized and/or designated by four rating agencies (Standard & Poor's, Duff and Phelps, IBC Fitch Investors, and Moody's) as a "Special Servicer" for residential mortgage loans and is the only special servicer with this designation for all mortgage categories.

         The Company developed the concept of residential special servicing in 1997 and, in 1998, began entering into special servicing arrangements wherein the Company acted as a special servicer for third parties, typically as part of a securitization. The Company services loans that become greater than 90 days past due and receives incentive fees to the extent certain loss mitigation parameters are achieved. Through December 31, 1998, the Company was designated as a special servicer for securitized pools of mortgage loans totaling approximately $9.1 billion in unpaid principal balance. Of this amount, approximately $8.0 billion were residential loans, and the balance was commercial.

         The following tables set forth the number and amount of loans serviced by the Company for others at the dates indicated:

    DECEMBER 31, 1998:

                                          Discount Loans        Subprime Loans (1)       Other Loans              Total
                                       ---------------------  ---------------------  -------------------  ---------------------
                                                     No. of                 No. of                No. of                No. of
                                         Amount       Loans     Amount       Loans     Amount      Loans    Amount       Loans
                                       ----------    -------  ----------   --------  ---------    ------  -----------   -------
                                                                        (Dollars in thousands)
     Loans securitized and sold with
       recourse....................... $1,015,988     16,840  $1,809,533     31,607  $      --        --  $ 2,825,521    48,447
     Loans serviced for third parties.  1,573,285     20,835   5,327,441     83,085    866,219     1,091    7,766,945   105,011
                                       ----------    -------  ----------   --------  ---------    ------  -----------   -------
                                       $2,589,273     37,675  $7,136,974    114,692  $ 866,219     1,091  $10,592,466   153,458
                                       ==========    =======  ==========   ========  =========    ======  ===========   =======

    DECEMBER 31, 1997:
                                          Discount Loans          Subprime Loans         Other Loans              Total
                                       ---------------------  ---------------------  -------------------  ---------------------
                                                     No. of                 No. of                No. of                No. of
                                         Amount       Loans     Amount       Loans     Amount      Loans    Amount       Loans
                                       ----------    -------  ----------   --------  ---------    ------  -----------   -------
                                                                        (Dollars in thousands)
    Loans securitized and sold with
      recourse........................ $  624,591     11,148  $  555,914      4,976  $      --        --  $1,180,505    16,124
    Loans serviced for third parties..  1,682,764     23,181   2,352,352     29,911    294,198     1,092   4,329,314    54,184
                                       ----------   --------  ----------   --------  ---------    ------  ----------   -------
                                       $2,307,355     34,329  $2,908,266     34,887  $ 294,198     1,092  $5,509,819    70,308
                                       ==========   ========  ==========   ========  =========    ======  ==========   =======

    DECEMBER 31, 1996:
                                          Discount Loans          Subprime Loans         Other Loans              Total
                                       ---------------------  ---------------------  -------------------  ---------------------
                                                     No. of                 No. of                No. of                No. of
                                         Amount       Loans     Amount       Loans     Amount      Loans    Amount       Loans
                                       ----------    -------  ----------   --------  ---------    ------  -----------   -------
                                                                        (Dollars in thousands)
    Loans securitized and sold with
      recourse........................ $  204,586      4,796  $ 202,766       1,879  $      --        --  $  407,352     6,675
    Loans serviced for third parties..  1,209,535     22,511      6,784          60    294,427       917   1,510,746    23,488
                                       ----------  ---------  ---------   ---------  ---------   -------  ----------  --------
                                       $1,414,121     27,307  $ 209,550       1,939  $ 294,427       917  $1,918,098    30,163
                                       ==========  =========  =========   =========  =========   =======  ==========  ========

(1) Includes 37,955 loans with an unpaid principal balance of $857.2 million ((pound)504.4 million) which were serviced by Ocwen UK at December 31, 1998.

         The Company generally does not purchase rights to service loans for others, and as a result, capitalized mortgage servicing rights amounted to only $7.1 million and $5.7 million at December 31, 1998 and 1997, respectively. In connection with the securitization and sale of loans, the Company generally retains the rights to service such loans for investors. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 was superseded, for transactions recorded after December 31, 1996, by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which the Company adopted on January 1, 1997. Both SFAS No. 122 and SFAS No. 125 require the recognition of a servicing asset or liability and other retained interests as an allocation of the carrying amount of the assets sold between the asset sold and the servicing obligation and other retained interests based on the relative fair value of the assets sold to the interests retained. The resulting mortgage servicing asset or liability is amortized in proportion to and over the period of estimated net servicing income or loss. The Company evaluates the mortgage servicing asset for impairment based on the fair value of the servicing asset. The Company estimates fair values by discounting servicing asset cash flows using discount and prepayment rates that it believes market participants would use.

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

         The following table sets forth certain information relating to the Company's nonperforming loans in its loan portfolio at the dates indicated:

                                                                           December 31,
                                               ---------------------------------------------------------------------
                                                  1998          1997          1996            1995            1994
                                               ---------     ---------     ---------       ---------       ---------
                                                                       (Dollars in Thousands)
Nonperforming loans (1):
  Single family residential loans.........     $   1,169     $   1,575     $   2,123       $   2,923       $   2,478
  Multi-family residential loans(2)(3)....         7,392         7,583           106             731             152
  Consumer and other loans................           488            --            55             202              29
                                               ---------     ---------     ---------       ---------       ---------
     Total................................     $   9,049     $   9,158     $   2,284       $   3,856       $   2,659
                                               =========     =========     =========       =========       =========

Nonperforming loans as a percentage of:
  Total loans (4).........................          3.81%         3.36%         0.56%           1.27%           4.35%
  Total assets............................          0.27%         0.30%         0.09%           0.20%           0.21%

Allowance for loan losses as a percentage of:
     Total loans(4)(5)....................          2.07%         1.35%         0.87%           0.65%           1.84%
     Nonperforming loans..................         54.46%        40.35%       154.25%          50.49%          40.28%

(1) The Company did not have any nonperforming loans in its loan portfolio which were deemed troubled debt restructurings at the dates indicated.

(2) The increase in non performing multi-family residential loans during 1997 was primarily attributable to a $7.4 million loan secured by 127-unit condominium building located in New York, New York, which management believes is well collateralized.

(3) Non performing multi-family residential loans at December 31, 1998 was primarily attributable to three loans with an aggregate balance of $5.0 million, all of which management believes are well capitalized.

(4)    Total loans is net of undisbursed loan proceeds.

(5) The decrease in the allowance for loan losses as a percentage of total loans during 1995 was due to the significant increase in the loan portfolio during 1995 as a result of the purchase of single family residential loans and the origination of multi-family residential and commercial real estate loans.

       The following table presents a summary of the Company's nonperforming loans in the loans available for sale portfolio at the dates indicated:

                                                                           December 31,
                                              -----------------------------------------------------------------------
                                                 1998           1997            1996           1995           1994
                                              ----------     ----------     ----------      ----------     ----------
                                                                      (Dollars in Thousands)
 Nonperforming loans:
  Single family loans..................       $   39,415     $   13,509     $   14,409      $    7,833     $       --
  Consumer loans.......................                9             25             36             100            120
                                              ----------     ----------     ----------      ----------     ----------
                                              $   39,424     $   13,534     $   14,445      $    7,933     $      120
                                              ==========     ==========     ==========      ==========     ==========

 Nonperforming loans a percentage of:
  Total loans available for sale.......           22.17%           7.64%         11.43%           3.15%          0.12%
  Total assets.........................            1.19%           0.44%          0.58%           0.58%          0.01%

         For information relating to the payment status of loans in the Company's discount loan portfolio, see "Business-Discount Loan Acquisition and Resolution Activities."

         REAL ESTATE OWNED. Properties acquired through foreclosure or by deed-in-lieu thereof are valued at the lower of amortized cost or fair value. Properties included in the Company's real estate owned portfolio are periodically re-evaluated to determine that they are being carried at the lower of cost or fair value less estimated costs to sell. Holding and maintenance costs related to properties are recorded as expenses in the period incurred. Deficiencies resulting from valuation adjustments to real estate owned subsequent to acquisition are recognized as a valuation allowance. Subsequent increases related to the valuation of real estate owned are reflected as a reduction in the valuation allowance, but not below zero. Increases and decreases in the valuation allowance are charged or credited to income, respectively. Accumulated valuation allowances amounted to $15.3 million, $12.3 million, $11.5 million, $4.6 million and $3.9 million at December 31, 1998, 1997, 1996 1995 and 1994, respectively.

         The following table sets forth certain information relating to the Company's real estate owned at the dates indicated.

                                                   December 31,
                               ----------------------------------------------------
                                 1998       1997       1996       1995       1994
                               --------   --------   --------   --------   --------
                                               (Dollars in Thousands)
Discount loan portfolio:
   Single family residential   $ 94,641   $ 76,409   $ 49,728   $ 75,144   $ 86,426
   Multi-family residential      20,130     16,741     14,046     59,932         --
      Commercial real estate     82,591     71,339     36,264     31,218      8,801
                               --------   --------   --------   --------   --------

          Total ............    197,362    164,489    100,038    166,294     95,227
   Loan portfolio ..........        227        357        592        262      1,440
   Loans available for sale       3,962      2,419      3,074         --         --
                               --------   --------   --------   --------   --------

          Total ............   $201,551   $167,265   $103,704   $166,556   $ 96,667
                               ========   ========   ========   ========   ========

         The following table sets forth certain geographical information by type of property at December 31, 1998 related to the Company's real estate owned.

                                                           Multi-family Residential
                              Single Family Residential         and Commercial                     Total
                              -------------------------    ------------------------      -----------------------
                                               No. of                      No. of                     No. of
                                 Amount      Properties      Amount      Properties        Amount     Properties
                               ---------     ----------    ----------    ----------      ----------   ----------
                                              (Dollars in Thousands)

Florida..................       $  5,334            114     $  54,187             12      $  59,521          126
California...............         29,255            469         6,491              6         35,746          475
Maryland.................          8,078            141        14,942              3         23,020          144
Connecticut..............          5,382            109        12,481              2         17,863          111
New York.................          6,938            157           955              3          7,893          160
Other(1).................         43,843            945        13,665             38         57,508          983
                                --------       --------     ---------       --------      ---------     --------
   Total.................       $ 98,830          1,935     $ 102,721             64      $ 201,551        1,999
                                ========       ========     =========       ========      =========     ========

(1) Consists of properties located in 43 other states, none of which aggregated over $6.7 million in any one state.

       The following table sets forth the activity in the real estate owned during the periods indicated.

                                                                      Year Ended December 31,
                                          ---------------------------------------------------------------------------------
                                                  1998                          1997                         1996
                                          ----------------------        ----------------------       ----------------------
                                                        No. of                        No. of                        No of
                                          Amount      Properties        Amount      Properties       Amount      Properties
                                          ------      ----------        ------      ----------       ------      ----------
                                                                      (Dollars in Thousands)

Balance at beginning of period...       $ 167,265          1,505      $103,704             825      $ 166,556         1,070
Properties acquired through
   foreclosure or deed-in-lieu
   thereof.......................         280,522          3,278       205,621           1,656        102,098           918
Acquired in connection with
   acquisitions of discount loans          19,949            303        38,486             545          2,529            12
Sales............................        (263,206)        (3,087)     (179,693)         (1,521)      (160,592)       (1,175)
Change in allowance..............          (2,979)            --          (853)             --         (6,887)           --
                                        ---------      ---------      --------       ---------      ---------     ---------
Balance at end of period.........       $ 201,551          1,999      $167,265           1,505      $ 103,704           825
                                        =========      =========      ========       =========      =========     =========

         The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated.

                                                                             December 31,
                                                              1998                1997                1996
                                                         ------------        ------------        ------------
                                                                         (Dollars in Thousands)

One to two months.................................       $     38,444        $     83,144        $     17,695
Three to four months..............................             79,264              28,912              15,291
Five to six months................................             27,115              20,929              14,348
Seven to 12 months................................             26,122              23,621              13,004
Over 12 months....................................             30,606              10,659              43,366
                                                         ------------        ------------        ------------
                                                         $    201,551        $    167,265        $    103,704
                                                         ============        ============        ============

         The average period during which the Company held the $263.2 million, $179.7 million and $160.6 million of real estate owned which was sold during the years ended December 31, 1998, 1997 and 1996, respectively, was 6 months, 9 months and 11 months, respectively.

         The following table sets forth the activity, in aggregate, in the valuation allowances on real estate owned during the periods indicated.

                                                  Year Ended December 31,
                               --------------------------------------------------------
                                 1998        1997        1996        1995        1994
                               --------    --------    --------    --------    --------
                                                 (Dollars in thousands)
Balance at beginning of year   $ 12,346    $ 11,493    $  4,606    $  3,937    $  2,455
Provisions for losses ......     18,626      13,450      18,360      10,510       9,074
Charge-offs and sales ......    (15,647)    (12,597)    (11,473)     (9,841)     (7,592)
                               --------    --------    --------    --------    --------
Balance at end of year .....   $ 15,325    $ 12,346    $ 11,493    $  4,606    $  3,937
                               ========    ========    ========    ========    ========

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

         From time to time, the Company makes loans to finance the sale of real estate owned. At December 31, 1998, such loans amounted to $7.5 million and consisted of $3.6 million of single family residential loans, $3.6 million of multi-family residential loans and $262,000 of commercial loans. All of the Company's loans to finance the sale of real estate owned were performing in accordance with their terms at December 31, 1998.

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

         Excluding assets which have been classified loss and fully reserved by the Company, the Company's classified assets at December 31, 1998 under the above policy consisted of $49.8 million of assets classified as substandard and $636,000 of assets classified as doubtful. In addition, at the same date, $80.5 million of assets were designated as special mention.

         Substandard assets at December 31, 1998 under the above policy consisted primarily of $5.6 million of loans and real estate owned related to the Company's discount single family residential loan program, $22.9 million of loans and real estate owned related to the Company's discount commercial real estate loan program and $5.6 million of subprime single family residential loans. Special mention assets at December 31, 1998 under the policy consisted primarily of $26.9 million and $34.2 million of loans and real estate owned related to the Company's discount single family residential and discount commercial real estate loan programs, respectively.

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

         The following table sets forth the breakdown of the allowance for loan losses on the Company's loan portfolio and discount loan portfolio by loan category and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                                                          December 31,
                                  --------------------------------------------------------------------------------------
                                       1998              1997              1996              1995              1994
                                  --------------    --------------    --------------    --------------    --------------
                                  Amount     %      Amount     %      Amount     %      Amount     %      Amount      %
                                  ------   -----    ------   -----    ------   -----    ------   -----    ------   -----
                                                                      (Dollars in Thousands)
Loan portfolio:
Single family residential loans   $  215     4.4%   $  512    15.7%  $   520    14.6%   $  346    22.2%   $  615    52.2%
Multi-family residential loans     2,714    55.1     2,163    24.2       673    13.5       683    14.3        --     2.9
Commercial real estate loans ..    1,999    40.5     1,009    60.0     2,299    71.3       875    62.6       218    42.3
Commercial non-mortgage loans .       --      --        --      --        11     0.5        --      --        --      --
Consumer loans ................       --      --        11     0.1        20     0.1        43     0.9       238     2.6
                                  ------   -----   -------   -----   -------   -----    ------   -----    ------   -----
  Total .......................   $4,928   100.0%  $ 3,695   100.0%  $ 3,523   100.0%   $1,947   100.0%   $1,071   100.0%
                                  ======   =====   =======   =====   =======   =====    ======   =====    ======   =====

Discount loan portfolio(1):
Single family residential loans  $10,307    48.2%  $15,017    50.2%  $ 3,528    38.4%   $   --      --%   $   --      --%
Multi-family residential loans     2,457    11.5     2,616    10.7     3,124    26.0        --      --        --      --
Commercial real estate loans       8,607    40.2     5,860    39.0     4,886    35.4        --      --        --      --
Other loans...............            31     0.1       --      0.1        --     0.2        --      --        --      --
                                  ------   -----   -------   -----   -------  ------    ------   -----    ------   -----
  Total...................       $21,402   100.0%  $23,493   100.0%  $11,538   100.0%   $   --      --%   $   --      --%
                                  ======   =====   =======   =====   =======  ======    ======   =====    ======   =====

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

       The following table sets forth an analysis of activity in the allowance for loan losses relating to the Company's loan portfolio during the periods indicated:

                                                                Year Ended December 31,
                                         --------------------------------------------------------------------
                                           1998           1997           1996           1995           1994
                                         --------       --------       --------       --------       --------
                                                                (Dollars in Thousands)
 Balance at beginning of period......    $  3,695       $  3,523       $  1,947       $  1,071       $    884
 Provision for loan losses...........         891            325          1,872          1,121             --
 Charge-offs:
    Single family residential loans..        (212)          (100)          (261)          (131)          (302)
    Multi-family residential loans...          --             --             (7)            --             --
    Commercial real estate loans.....          --             --             --            (40)            --
    Consumer loans...................          (7)           (53)           (28)           (92)          (170)
                                         --------       --------       --------       --------       --------
      Total charge-offs..............        (219)          (153)          (296)          (263)          (472)
 Recoveries:
    Single family residential loans..          --             --             --              3            410
    Multi-family residential loans...          --             --             --             --             --
    Commercial real estate loans.....         561             --             --             15             --
    Consumer loans...................          --             --             --             --            249
                                         --------       --------       --------       --------       --------
      Total recoveries...............         561             --             --             18            659
                                         --------       --------       --------       --------       --------
      Net (charge-offs) recoveries...         342           (153)          (296)          (245)           187
                                         --------       --------       --------       --------       --------
 Balance at end of period............    $  4,928       $  3,695       $  3,523       $  1,947       $  1,071
                                         ========       ========        =======       ========       ========
 Net charge-offs (recoveries) as a
    percentage of average loan
    portfolio, net...................        0.13%          0.04%           0.09%         0.19%          (0.28)%

         The following table sets forth an analysis of activity in the allowance for loan losses relating to the Company's discount loan portfolio during the periods indicated:
                                                    Year Ended December 31,
                                             ----------------------------------
                                               1998         1997          1996
                                             --------     --------     --------
                                                     (Dollars in Thousands)
Balance at beginning of period ...........   $ 23,493     $ 11,538     $     --
Provision for loan losses ................     17,618       31,894       20,578
Charge-offs:
   Single family residential loans .......    (14,574)     (13,281)      (7,009)
   Multi-family residential loans ........     (2,648)      (2,056)        (704)
   Commercial real estate loans ..........     (2,888)      (5,012)      (1,503)
   Other loans ...........................        (20)          --           --
                                             --------     --------     --------
      Total charge-offs ..................    (20,130)     (20,349)      (9,216)
                                             --------     --------     --------
Recoveries:
   Single family residential loans .......        421          410          176
   Multi-family residential loans ........         --           --           --
   Commercial real estate loans ..........         --           --           --
   Consumer loans ........................         --           --           --
                                             --------     --------     --------
      Total recoveries ...................        421          410          176
                                             --------     --------     --------
      Net (charge-offs) ..................    (19,709)     (19,939)      (9,040)
                                             --------     --------     --------
Balance at end of period .................   $ 21,402     $ 23,493     $ 11,538
                                             ========     ========     ========
Net charge-offs as a percentage of average
   discount loan portfolio ...............       1.53%        1.55%        1.34%

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

         On July 27, 1998, the Company sold its entire portfolio of AAA-rated agency IOs for $137.5 million, which represented book value. As a result of an increase in prepayment speeds due to declining interest rates, the Company recorded impairment charges of $86.1 million in 1998 prior to the sale ($77.6 million in the second quarter) resulting from the Company's decision to discontinue this investment activity and write down the book value of the IOs. The AAA-rated agency IOs consisted of IOs, which are classes of mortgage-related securities that are entitled to payments of interest but no (or only nominal) principal, and inverse IOs, which bear interest at a floating rate that varies inversely with (and often at a multiple of) changes in a specified index.

         At December 31, 1998, the fair value of the Company's investment in subordinate and residual interests amounted to $249.1 million ($227.9 million amortized cost) or 42% of total securities available for sale and supported senior classes of securities having an outstanding principal balance of $3.84 billion. During 1998, the Company recorded $43.6 million of impairment charges on its portfolio of subordinate and residual securities as a result of declines in value that were deemed to be "other than temporary." Because of their subordinate position, subordinated and residual classes of mortgage-related securities provide protection to and involve more risk than the senior class. Specifically, when cash flow is impaired, debt service goes first to the holders of senior classes. In addition, incoming cash flows may be held in a reserve fund to meet any future repayments until the holders of senior classes have been paid and, when appropriate, until a specified level of funds has been contributed to the reserve fund. Further, residual interests exhibit considerably more price volatility than mortgages or ordinary mortgage pass-through securities, due in part to the uncertain cash flows that result from changes in the prepayment rates of the underlying mortgages. Lastly, subordinate and residual interests involve substantially more credit risk than the senior classes of the mortgage-related securities to which such interests relate and generally are not as liquid as the senior classes.

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

         The Company determines the present value of anticipated cash flows at the time each securitization transaction closes, utilizing valuation assumptions appropriate for each particular transaction. The significant valuation assumptions include the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, the Company currently applies a discount rate of 18% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During 1998, the Company utilized proprietary prepayment curves generated by the Company (reaching an approximate range of annualized rates of 30% - 40%). In its estimates of annual loss rates, the Company utilizes assumptions that it believes are reasonable. The Company estimates annual losses of between 0.22% and 2.06% of the underlying loans.

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

         The credit risk of mortgage related securities is affected by the nature of the underlying mortgage loans. In this regard, the risk of loss on securities backed by commercial and multi-family loans and single family residential loans made to borrowers who, because of prior credit problems, the absence of a credit history or other factors, are unable or unwilling to qualify as borrowers under guidelines established by the FHLMC and the FNMA for purchases of loans by such agencies, generally involve more risk than securities backed by single family residential loans which conform to the requirements established by FHLMC and FNMA for their purchase by such agencies.

         The Company adjusts its securities portfolio to fair value at the end of each month based upon the lower of dealer quotations or internal values, subject to an internal review process. For those securities which do not have an available market quotation, the Company will request market values and underlying assumptions from the various securities dealers that underwrote, are currently financing the securities, or have had prior experience with the type of security to be valued. When quotations are obtained from two or more dealers, the average dealer quote will be utilized.

         The Company periodically assesses the carrying value of its subordinate securities and residual securities retained as well as the servicing assets for impairment. There can be no assurance that the Company's estimates used to determine the gain on securitized loan sales, subordinate securities and residual securities retained and servicing asset valuations will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's subordinate securities and residual securities retained and/or servicing assets may be decreased or the Company may increase its allowance for possible credit losses on loans sold through a charge against earnings during the period management recognized the disparity. Other factors may also result in a write-down of the Company's subordinate securities and residual securities retained in subsequent periods. Accelerated prepayment speeds were a significant contributing factor to the $43.6 million of impairment charges recorded by the Company in 1998 on its subordinate and residual securities.

         The  following  table  sets  forth  the  fair  value  of the  Company's
mortgage-backed  and  related  securities   available  for  sale  at  the  dates
indicated.

                                                                        December 31,
                                                       ---------------------------------------------
                                                           1998             1997             1996
                                                       ----------        ----------        ---------
Mortgage-related  securities:                                      (Dollars in Thousands)
   Single family residential:
     CMOs (AAA-rated)............................      $  344,199        $  160,451        $  73,935
     Interest only:
       AAA-rated.................................              --            13,863            1,173
       FHLMC.....................................              --            64,745           47,571
       FNMA......................................              --            59,715           49,380
       GNMA......................................              --            29,766               --
     BB-rated subordinates.......................           8,517             2,515               --
     B-rated subordinates........................           6,344                --               --
       Unrated subordinates .....................          40,595            39,219           19,164
      AAA-rated subprime residuals ..............           6,931                --               --
      BBB-rated subprime residuals ..............          17,593                --               --
      Unrated subprime residuals ................         152,951            41,790           20,560
     Futures contracts and swaps.................              --               (94)          (1,921)
                                                       ----------        ----------        ---------
       Total.....................................         577,130           411,970          209,862
                                                       ----------        ----------        ---------

   Multi-family residential and commercial:
     Interest only:
       AAA-rated.................................              71             3,058           83,590
       BB-rated..................................               2               189               --
       Unrated...................................              --               --             3,799
     B-rated subordinates........................           8,813             8,512
     Unrated.....................................              --                --           13,848
     Unrated subordinates........................           7,331             6,795           43,686
     Futures contracts...........................              --                --             (780)
                                                       ----------        ----------        ---------
       Total.....................................          16,217            18,554          144,143
                                                       ----------        ----------        ---------
   Marketable equity securities:
     Common stocks...............................              --            46,272               --
                                                       ----------        ----------        ---------

          Total..................................      $  593,347        $  476,796        $ 354,005
                                                       ==========        ==========        =========

         Under a regulatory bulletin issued by the OTS, a federally-chartered savings institution such as the Bank generally may invest in "high risk" mortgage securities only to reduce its overall interest rate risk and after it has adopted various policies and procedures, although under specified circumstances such securities also may be acquired for trading purposes. A "high risk" mortgage security for this purpose generally is any mortgage-related security which meets one of three tests which are intended to measure the average life or price volatility of the security in relation to a benchmark fixed rate, 30-year mortgage-backed pass-through security. At December 31, 1998, the Bank held mortgage-related securities with a fair value of $19.5 million (amortized cost of $19.5 million) which were classified as "high-risk" mortgage securities by the OTS.

         The following tables detail the Company's securities available for sale portfolio at December 31, 1998, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors.


                                                         CLASS                        COLLATERAL BALANCE
                                            ISSUE     DESIGNATION       RATING        -------------------       PRODUCT TYPE AT
        SECURITIZATION         SECURITY     DATE        LETTER         AGENCIES       ISSUANCE   12/31/98           12/31/98
        --------------         --------     ----        ------         --------       ---------  --------       ---------------
SINGLE-FAMILY RESIDENTIAL                                              (Dollars in Thousands)
   Subordinates:
   BCF 1996 R1.............       B3       Oct-96         NR         S&P, Moody's     $ 505,513  $ 358,075   93% Fixed, 7% ARM
   BCF 1997 R1.............       B4       Mar-97         NR        Moody's, Fitch      177,823    138,739   93% Fixed, 7% ARM
   BCF 97 R2...............       B4       Jun-97       Ba2, BB     Moody's, Fitch      251,790    193,342   24% Fixed, 75% ARM
                                  B5                     B2,B
                                  B6                      NR
   BCF 1997 R3.............       B4       Dec-97         NR         Moody's DCR        579,851    519,213   93% Fixed, 6% ARM
   ORMBS 1998 R1...........       B4       Mar-98         NR         Moody's, DCR       565,411    546,176   94% Fixed, 6% ARM
   ORMBS 1998 R2...........      B4A       Jun-98         Ba2          Moody's          123,917    115,320   39% Fixed, 61% ARM
                                 B4F                      Ba2
                                 B5A                      B2
                                 B5F                      B2
                                 B6F                      NR
                                 B6A                      NR
   ORMBS 1998 R3...........       B4       Sep-98         BB         Moody's, DCR       261,452    259,873   95% Fixed, 5% ARM
                                  B5                     B2,B
                                  B6                      NR

   Subprime residuals:
   SMBS 1996-3.............       R        Jun-96         NR         S&P, Moody's       130,062     48,578   56% Fixed, 44% ARM
   MLM1 1996-1.............       R        Sep-96         NR         S&P, Moody's        81,142     33,469   30% Fixed, 70% ARM
   MS 1997-1...............     X1,X2      Jun-97         NR         S&P, Moody's       104,846     66,732   22% Fixed, 78% ARM
   1997 OFS(2).............       X        Sep-97         NR         S&P, Moody's       102,201     67,850   16% Fixed 84% ARM
   1997 OFS(3).............       X        Dec-97         NR         S&P, Moody's       208,784    167,604   16% Fixed 84% ARM
   1998 OFS(1).............       X        Mar-98         NR         Moody's, DCR       161,400    137,641   13% Fixed 87% ARM
   1998 OFS(2).............       X        Jun-98         NR         S&P, Moody's       382,715    304,266   37% Fixed 63% ARM
   1998 OFS(3).............       X        Sep-98         NR           S&P, DCR         261,649    253,156   27% Fixed 73% ARM
   1998 OFS(4).............       X        Dec-98         NR             S&P,           262,055    262,055   37% Fixed 63% ARM
                                                                    Moody's,Fitch
   OML(1)..................       R        Jun-98         NR           S&P, DCR         368,742    321,916   100% UK Subprime
   OML(2)..................     DAC-IO     Nov-98       Aaa,AAA     Moody's, Fitch      195,832    195,832   100% UK Subprime
                                 S&R                      NR
                                  B                    Baa2, BBB

MULTI-FAMILY AND COMMERCIAL
   Subordinates:
   CMAC 1996 C2............       G        Dec-96          B            Fitch           164,418    133,997   37% Retail, 19% Hotel,
                                  H                       NR                                                 16% Multi-family
                                XI,X2                     AAA
   BCF 97-C1...............      F,G       Oct-97          B            Fitch           128,387     86,959   19% Multi-family,  18%
                                 E-IO                     BB                                                 Hotel, 15% Industrial
                                X1,X2                     AAA


                                  WEIGHTED     WEIGHTED     TOTAL    ACTUAL LIFE  ACTUAL LIFE
                               AVERAGE COUPON   AVERAGE  DELINQUENCY TO DATE CPR    TO DATE   SUBORDINATION
                                     AT:        LTV AT:      AT:         AT:      LOSSES AT:      LEVEL     YIELD TO    MATURITY AT:
        SECURITIZATION            12/31/98     12/31/98   12/31/98     12/31/98    12/31/98    AT 12/31/98  PURCHASE     12/31/98
--------------------------     --------------- --------  ----------- -----------  ----------- ------------- --------    ------------
SINGLE-FAMILY RESIDENTIAL                               (Dollars in Thousands)
Subordinates:
   BCF 1996 R1 B3(5).......         10.06%        101.05%     22.00%      12.47% $14,199           None         15.70%       14.73%
   BCF 1997 R1 B4(5).......         10.08         108.90      39.87       11.78    6,145           None         13.46        -0.04
   BCF 97 R2 B4(5).........          8.30          85.64      72.88       11.87    3,876            8.06         9.58        11.97
             B5............                                                                         4.94        10.74        15.97
             B6............                                                                        None         15.98         5.35
   BCF 1997 R3(5)..........          9.65         113.90      38.32        7.81    5,045           None         15.84         5.56
   ORMBS 1998 R1(6)........          8.98         117.19      30.83        4.45    1,945           None         20.50         8.96
   ORMBS 1998 R3(6)........          8.98         122.50      24.05        3.69       79           13.73        11.71        11.03
   ORMBS 1998 R2 BA4(6)....          9.20          89.63      54.01        9.83      139            6.86        13.22        13.48
                 B4F.......                                                                         8.30        19.23        11.01
                 B5A.......                                                                         5.51        23.78        18.41
                 B5F.......                                                                         6.47        11.78        15.66
                 B5........                                                                        10.16        16.54         8.82
                 B6A.......                                                                        None         16.72        15.53
                 B6F.......                                                                        None         19.50        22.33

   ORMBS 1998 R3 B6(6).....          8.98         122.50      24.05        3.69       79           None         18.00         1.58

Subprime residuals:
   SMBS 1996-3(1)..........         11.24          70.00      19.93       31.74    1,896           10.14        15.52         3.94
   MLM1 1996-1(2)..........         11.57          73.36      25.84       32.28      970           12.62        15.16         5.52
   MS 1997-1 X1(3).........         10.45          74.41      17.34       24.89      191            4.51        21.47        13.30
             X2............                                                                                     20.38         8.60
   OML 1(7)................         14.08          64.00      22.05       22.36       24      Reserve Fund      20.72        29.98
                                                                                              - (pound) 7.0
                                                                                                million

   OML 2 DAC IO(7).........         13.79          65.80      30.95       n/a         --      Reserve Fund      28.50        28.50
                                                                                              - (pound)2.5
                                                                                                million
                B..........                                                                                     12.50        12.50
                R..........                                                                                     36.50        36.50
                S..........                                                                                     25.30        25.30
   1997 OFS 2 X(4).........         10.30          74.23      15.51       27.56      121            4.52        19.65         9.70
   1997 OFS 3 X(4).........         10.16          77.77      13.73       19.23       99            3.74        19.59        12.16
   1998 OFS 1X(4)..........         10.34          77.14      12.74       18.73      148            2.23        18.00        12.13
   1998 OFS 2 X(4).........         10.82          73.51       8.94       36.43       --            2.66        19.46         8.16
   1998 OFS 3 X(4).........         10.39          75.64       8.76       11.85       --            1.09        18.00        13.52
   1998 OFS 4 X(4).........         10.57          76.01         --          --       --           --           18.00        18.00

MULTI-FAMILY AND COMMERCIAL
Subordinates:
   BCF 97-C1 F(5)..........          10.54        2.31        15.16       20.50      --         n/a              10.35        11.99
             G.............                                                                                      15.00        20.27
   CMAC 1996 C2 G..........           8.37        1.29        --           8.07      --         n/a              11.11        14.60
                                                                                                                 18.46        31.13
H Interest-only:
   CMAC 96 C2 X1 IO(8).....           8.37        1.29        --           8.07      --         n/a              54.86        39.01
              X2 IO........                                                                                      25.94         3.67
   BCF 97-C1 X1(3).........          10.54        2.31        15.16       20.50      --         n/a               6.93        51.95
             X2............                                                                                       8.53        35.63
             E -IO.........                                                                                       7.00        37.48

ISSUERS:
(1) Salomon Brothers Mortgage Securities VII
(2) Merrill Lynch Mortgage Investors, Inc.
(3) Morgan Stanley ABS Capital I, Inc.
(4) Ocwen Mortgage Loan Asset Backed Certificates
(5) BlackRock Capital Finance L.P.
(6) Ocwen Residential MBS Corporation
(7) Ocwen Mortgage Loans
(8) Commercial Mortgage Acceptance Corporation n/a - not available


         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underly the Company's securities available for sale portfolio at December 31, 1998.


  Description                 California  Florida      Texas      New York    Illinois    Other (1)       Total
  -----------                 ----------  --------   ---------   ---------   ---------   -----------   ----------
                                                         (Dollars In Thousands)
Single family residential ..   $752,249   $254,751   $ 266,869   $ 226,727   $ 170,015   $ 1,794,782   $3,465,393

 Multi-family and commercial     72,260     16,261       3,021      15,701      29,971        83,609      220,823
                               --------   --------   ---------   ---------   ---------   -----------   ----------

 Total .....................   $824,509   $271,012   $ 269,890   $ 242,428   $ 199,986   $ 1,878,391   $3,686,216
                               ========   ========   =========   =========   =========   ===========   ==========

 Percentage (2) ............   %   22.4   %    7.4   %     7.3   %     6.6   %     5.4   %      50.9   %    100.0
                               ========   ========   =========   =========   =========   ===========   ==========

(1) No other individual state makes up more than 5% of the total. See "Certain Transaction" under Item 13.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

         The following table summarizes information relating to the Company's mortgage-related securities available for sale at December 31, 1998.

                                                                                     ANTICIPATED            ANTICIPATED
                                                                        ORIGINAL     UNLEVERAGED             WEIGHTED
                                                                       ANTICIPATED     YIELD TO               AVERAGE
                                    AMORTIZED                 PERCENT   YIELD TO     MATURITY AT             REMAINING
   RATING/DESCRIPTION                 COST      FAIR VALUE     OWNED     MATURITY      12/31/98(1) COUPON     LIFE (2)

SINGLE-FAMILY RESIDENTIAL:
   BB-rated subordinates.........     $8,517      $8,517         84.27%     13.99%         11.29%     6.99%       6.08%
   B-rated subordinates..........      6,344       6,344         83.95      16.44          11.37      7.04        3.06
   Unrated subordinates..........     37,872      40,595         86.79      14.33           9.89      8.18        3.74
   AAA-rated subprime securities.      6,178       6,931        100.00      28.50          28.50     10.90        1.70
   BBB-rated subprime securities.     15,681      17,593        100.00      12.50          12.50      9.97        4.54
   Unrated subprime residuals ...    141,526     152,951        100.00      24.35          30.78        --        2.69


MULTI-FAMILY AND COMMERCIAL:
   B-rated subordinates..........      7,684       8,813         85.34      11.05          13.90      8.93        5.23
   Unrated subordinates..........      4,126       7,331         85.34      21.62          26.81      9.15        4.46
   AAA-rated interest-only.......         71          71         85.41       4.87          (3.77)     2.02        1.23
   BB-rated interest only........         --           2         85.41      26.00          34.85      2.45        0.07

         (1) Changes in the December 31, 1998 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and to a lesser extent loss assumptions.

         (2) Equals the weighted average duration based off of December 31, 1998 book value.

         The following table sets forth the property types of the Company's commercial mortgage-backed securities at December 31, 1998, based upon the principal amount.
                                                                Percentage
                                    Property type                Invested
                                    -------------               ----------

                              Retail........................         26.3
                              Multi-family..................         24.8%
                              Lodging.......................         18.7
                              Office........................         13.1
                              Warehouse.....................          6.0
                              Mixed use.....................          6.2
                              Self storage..................          1.1
                              Other.........................          3.8
                                                                 --------
                              Total.........................        100.0%
                                                                 ========

         The following is a glossary of terms included in the above tables.

         ACTUAL DELINQUENCY - Represents the total unpaid principal balance of loans more than 30 days delinquent at the indicated date as a percentage of the unpaid principal balance of the collateral at such date.

         ACTUAL LIFE-TO-DATE CPR - The Constant Prepayment Rate is used to measure the average prepayment rate for the underlying mortgage pool(s) over the period of time lapsed since the issuance of the securities through the date indicated and is calculated as follows:

                                  _                                                                _
                                 |                                           (      12          )   |
                                 |                                           ( ---------------- )   |
                                 |                                           ( months in period )   |
                                 | ( 1 - Final Aggregate Balance actual     )                       |
                                 | (     ---------------------------------- )                       |
                                 | (     Final Aggregate Balance scheduled  )                       |
 Actual Life-to-Date CPR = 100 X |                                                                  |
                                 |_                                                                _|.

         ACTUAL LIFE-TO-DATE LOSSES - Represents cumulative losses expressed as a percentage of the unpaid balance of the original collateral at the indicated date.

         CLASS DESIGNATION LETTER - Refers to the credit rating designated by the rating agency for each securitization transaction. Classes designated "A" have a superior claim on payment to those rated "B", which are superior to those rated "C." Additionally, multiple letters have a superior claim to designations with fewer letters. Thus, for example, "BBB" is superior to "BB," which in turn is superior to "B." The lower class designations in any securitization will receive interest payments subsequent to senior classes and will experience losses prior to any senior class. The lowest potential class designation is not rated ("NR") which, if included in a securitization, will always receive interest last and experience losses first. IO securities receive the excess interest remaining after the interest payments have been made on all senior classes of bonds based on their respective principal balances. There is no principal associated with IO securities and they are considered liquidated when the particular class they are contractually tied to is paid down to zero. Principal only ("PO") securities receive excess principal payments after the principal has been made on all classes of bonds based on their respective payment schedules. There is no interest associated with PO securities and they are sold at a discount. The return on PO securities is earned through the receipt of the payments and the collection of the discounted amount.

         CLASS SIZE - Represents the percentage size of a particular class relative to the total outstanding balance of all classes.

         COLLATERAL BALANCE - Represents, in the case of residuals, the unpaid principal balance of the collateral of the entire securities at the indicated date and, in the case of subordinates, the outstanding principal balance of the entire securitization at the indicated date.

         ISSUE DATE - Represents the date on which the indicated securities were issued.

         OVER-COLLATERIZATION LEVEL - For residual interests in residential mortgage-backed securities, over-collaterization ("OC") is the amount by which the collateral balance exceeds the sum of the bond principal amounts. OC is achieved by applying monthly a portion of the interest payments of the underlying mortgages toward the reduction of the class certificate principal amounts, causing them to amortize more rapidly than the aggregate loan balance. The OC percentage, expressed as a percentage of the outstanding collateral balance, represents the first tier of loss protection afforded to the non-residual holders. The OC percentage also determines whether the over-collaterization target has been satisfied as of a specific date, such that cash flows to the residual holder are warranted. To the extent not consumed by losses on more highly rated bonds, OC is remitted to the residual holders. Reserve funds ("RF") are actual cash reserves expressed as a percentage of the original collateral balance at issuance.

         RATING - Represents the rating, if any, on the security or securities by the indicated rating agencies.

         SECURITIZATION - Series description.

         SECURITY - Represents the name of the class associated with each securitization held by the Company. This has no relationship to a formal rating but is for identification purposes (although the names are usually in alphabetical or numeric order from the highest rated to the lowest rated).

         SUBORDINATION LEVEL - Represents the credit support for each mortgage-backed security by indicating the percentage of outstanding bonds whose right to receive payment is subordinate to the referenced security. The subordinate classes must experience a complete loss before any additional losses would affect the particular referenced security.

         WEIGHTED AVERAGE DSCR - Represents debt service coverage ratio, which is calculated by dividing cash flow available for debt service by debt service.

         WEIGHTED AVERAGE LTV- Represents the ratio of the loan amount to the value of the underlying collateral.

         YIELD TO MATURITY - Yield to maturity represents a measure of the average rate of return that is earned on a security if held to maturity.

         INVESTMENT SECURITIES. Investment securities amounted to $10.8 million, $10.8 million and $8.8 million at December 31, 1998, 1997 and 1996, respectively, and consisted of the Company's required investment in FHLB stock. As a member of the FHLB of New York, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year or 5% of borrowings, whichever is greater. Because the Company has the ability and the intent to hold these securities to maturity they are considered non-marketable equity securities held for investment and are stated at cost.

         TRADING SECURITIES. When securities are purchased with the intent to resell in the near term, they are classified as trading securities and reported on the Company's consolidated statement of financial condition as a separately identified trading account.

Securities in this account are carried at fair market value. All trading securities are marked-to-market, and any increase or decrease in unrealized appreciation or depreciation is included in the Company's consolidated statements of operations.

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

         The Company's securities held for trading at December 31, 1996 amounted to $75.6 million and represented one AAA-rated CMO which was sold in January 1997. The Company held no securities for trading at December 31, 1998 and 1997.

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

         At December 31, 1998, the Company's investment in low-income housing tax credit interests amounted to $144.2 million or 4% of total assets, as compared to $128.6 million or 4% of total assets at December 31, 1997, and $93.3 million or 4% of total assets at December 31, 1996. The Company's investments in low-income housing tax credit interests are made by the Company indirectly through subsidiaries of the Company, which may be a general partner and/or a limited partner in the partnership.

         In accordance with a 1995 pronouncement of the Emerging Issues Task Force, the Company's accounting for investments in low-income housing tax credit partnerships in which it acts solely as a limited partner, which amounted to $75.9 million in the aggregate at December 31, 1998, depends on whether the investment was made on or after May 18, 1995.

         Low-income housing tax credit partnerships in which the Company, through a subsidiary, acts as a general partner, are presented on a consolidated basis. At December 31, 1998, the Company's investment in low-income housing tax credit interests included $68.3 million of assets related to low-income housing tax credit partnerships in which a subsidiary of the Company acts as a general partner. At December 31, 1998, the Company had no commitments to make additional investments in such partnerships.

         The Company also makes loans to low-income housing tax credit partnerships in which it has invested to construct the affordable housing project owned by the partnerships. At December 31, 1998, the Company had $15.0 million of construction loans outstanding to low-income housing tax credit partnerships and commitments to fund an additional $63.4 million of such loans. Approximately $6.5 million of such funded construction loans at December 31, 1998 were made to partnerships in which subsidiaries of the Company acted as the general partner and thus were consolidated with the Company for financial reporting purposes. The risks associated with these construction loans generally are the same as those made by the Company to unaffiliated third parties. See "Lending Activities".

         The affordable housing projects owned by the low-income housing tax credit partnerships in which the Company had invested at December 31, 1998 are geographically located throughout the United States. At December 31, 1998, the Company's largest investment in a low-income housing tax credit interest was a $10.0 million investment in a partnership which owned a 170-unit qualifying project located in Racine, Wisconsin.

         At December 31, 1998, the Company had invested in or had commitments to invest in 47 low-income housing tax credit partnerships, of which 33 had been allocated tax credits. The Company estimates that the investment in low-income housing tax credit interests in which it had invested at December 31, 1998 will provide approximately $299.4 million of tax credits.

         During 1998, the Company sold its investment in five low-income housing tax credit projects which had a carrying value of $28.9 million for gains of $7.4 million. During 1997, the Company sold an investment in a low-income housing tax credit interest which had a carrying value of $15.7 million for a gain of $6.1 million.

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

SOURCES OF FUNDS

         GENERAL. Deposits, FHLB advances, reverse repurchase agreements, lines of credit, and maturities and payments of principal and interest on loans and securities and proceeds from the sales and securitizations thereof currently are the principal sources of funds for use in the Company's investment and lending activities and for other general business purposes. Management of the Company closely monitors rates and terms of competing sources of funds on a regular basis and generally utilizes the sources which are the most cost effective.

         DEPOSITS. The primary source of deposits for the Company currently is brokered certificates of deposit obtained primarily through national investment banking firms which, pursuant to agreements with the Company, solicit funds from their customers for deposit with the Company ("brokered deposits"). Such deposits obtained through national investment banking firms amounted to $1.48 billion or 68% of the Company's total deposits at December 31, 1998. In addition, during 1995, the Company commenced a program to obtain certificates of deposit from customers of regional and local investment banking firms which are made aware of the Company's products by the Company's direct solicitation and marketing efforts. At December 31, 1998, $242.2 million or 11% of the Company's deposits were obtained in this manner through over 140 regional and local investment banking firms. The Company also solicits certificates of deposit from institutional investors and high net worth individuals identified by the Company. At December 31, 1998, $135.2 million or 6% of the Company's total deposits consisted of deposits obtained by the Company from such efforts. The Company's brokered deposits at December 31, 1998 were net of $9.6 million of unamortized deferred fees. The amortization of deferred fees is computed using the interest method and is included in interest expense on certificates of deposit.

         The Company believes that the effective cost of brokered and other wholesale deposits is more attractive to the Company than deposits obtained on a retail basis from branch offices after the general and administrative expense associated with the maintenance of branch offices is taken into account. Moreover, brokered and other wholesale deposits generally give the Company more flexibility than retail sources of funds in structuring the maturities of its deposits and in matching liabilities with comparably maturing assets. At
December 31, 1998, $976.7 million or 51% of the Company's certificates of deposits were scheduled to mature within one year.

         Although management of the Company believes that brokered and other wholesale deposits are advantageous in certain respects, such funding sources, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and are more likely to be compared by the investor to competing investments. In addition, such funding sources may be more sensitive to significant changes in the financial condition of the Company. There are also various regulatory limitations on the ability of all but well-capitalized insured financial institutions to obtain brokered deposits. See "Regulation - The Bank - Brokered Deposits." These limitations currently are not applicable to the Company because the Bank is a well-capitalized financial institution under applicable laws and regulations. See "Regulation - The Bank -Regulatory Capital Requirements." There can be no assurances, however, that the Company will not become subject to such limitations in the future.

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

         In addition to brokered and other wholesale deposits, the Company obtains deposits from its office located in New Jersey. These deposits include non-interest bearing checking accounts, NOW and money market checking accounts, savings accounts and certificates of deposit and are obtained through advertising, walk-ins and other traditional means. At December 31, 1998, the deposits which were allocated to this office amounted to $66.0 million or 3% of the Company's deposits.

         The following table sets forth information related to the Company's deposits at the dates indicated.

                                                                    December 31,
                                  ---------------------------------------------------------------------------------
                                            1998                        1997                        1996
                                  --------------------------  --------------------------  -------------------------
                                    Amount         Avg. Rate    Amount         Avg. Rate    Amount        Avg. Rate
                                  -----------      ---------  ----------       ---------  ----------      ---------
                                                               (Dollars in Thousands)
Non-interest bearing checking
   accounts.................      $   233,427           --%   $  130,372            --%   $   96,563           --%
NOW and money market
   checking accounts........           33,272         3.40        27,624          4.73        22,208         2.99
Savings accounts............            1,326         2.30         1,664          2.30         2,761         2.30
                                  -----------                 ----------                  ----------
                                      268,025                    159,660                     121,532
                                  -----------                 ----------                  ----------
Certificates of deposit(1)..        1,916,548                  1,834,899                   1,809,098
Unamortized deferred fees...           (9,557)                   (11,737)                    (10,888)
                                  ------------                ----------                  ----------
Total certificates of deposit       1,906,991         5.78     1,823,162          6.00     1,798,210         5.80
                                  -----------                 ----------                  ----------
     Total deposits.........      $ 2,175,016         5.18    $1,982,822          5.95    $1,919,742         5.47
                                  ===========                 ==========                  ==========

(1) At December 31, 1998, 1997 and 1996, certificates of deposit issued on an uninsured basis amounted to $100.5 million, $133.7 million and $147.5 million, respectively. Of the $100.5 million of uninsured deposits at December 31, 1998, $47.8 million were from political subdivisions in New Jersey and secured or collateralized as required under state law.

       The following table sets forth, by various interest rate categories, the certificates of deposit in the Company at the dates indicated.

                                                                      December 31,
                                                   --------------------------------------------------
                                                      1998                1997               1996
                                                   -----------        -----------         -----------
                                                                 (Dollars in Thousands)
 2.99% or less..............................       $       819        $       841         $     1,442
 3.00-3.50%.................................                --                 --                   4
 3.51-4.50..................................             3,515                 41               1,149
 4.51-5.50..................................           724,241            292,192             595,730
 5.51-6.50..................................         1,006,860          1,300,463             990,621
 6.51-7.50..................................           171,065            229,134             208,774
 7.51-8.50..................................               491                491                 490
                                                   -----------        -----------         -----------
                                                   $ 1,906,991        $ 1,823,162         $ 1,798,210
                                                   ===========        ===========         ===========

         The following table sets forth the amount and maturities of the certificates of deposit in the Company at December 31, 1998.

                                                    Over Six
                                                   Months and        One Year
                                 Six Months         Less than       Through Two      Over Two
                                  and Less          One Year           Years           Years              Total
                                ------------      ------------     ------------    --------------     ------------
                                                              (Dollars in Thousands)
2.99% or less.............      $        819      $         --     $         --      $         --     $        819
3.00-3.50%................                --                --               --                --               --
3.51-4.50.................             3,030               352              133                --            3,515
4.51-5.50.................           305,953           169,001          104,209           145,078          724,241
5.51-6.50.................           301,399           122,447          236,637           346,377        1,006,860
6.51-7.50.................            23,100            50,412           25,432            72,122          171,065
7.51-8.50.................                99               196              196                --              491
                                ------------      ------------     ------------    --------------     ------------
                                $    634,400      $    342,408     $    366,607      $    563,577     $  1,906,991
                                ============      ============     ============    --------------     ============

         At December 31, 1998, the Company had $156.6 million of certificates of deposit in amounts of $100,000 or more outstanding maturing as follows: $56.1 million within three months; $41.9 million over three months through six months; $15.9 million over six months through 12 months; and $42.7 million thereafter.

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

         Beginning in 1997, borrowings of the Company include lines of credit obtained by OFS to finance its subprime lending as follows: (i) a $200.0 million secured line of credit, of which $100.0 million was committed, (ii) a $50.0 million secured line of credit, all of which was committed, (iii) a $200.0 million secured line of credit, of which $100.0 million was committed and (iv) a $100.0 million secured line of credit, none of which was committed, and (v) a $20.0 million secured residual line of credit, none of which was committed. The lines of credit mature between March 1999 and July 2001 and bear interest at rates that float in accordance with designated indices. The terms of the line of credit agreements contain, among other provisions, requirements for maintaining certain profitability, defined levels of net worth and debt-to-equity ratios. For the period ended December 31, 1998, OFS obtained a lender's agreement waiving compliance with the maintenance of a profitability covenant for one of OFS' line of credit agreements, with which OFS failed to comply. The agreements also require annual commitment fees to be paid based on the used and unused portion of the facilities, as well as a facility fee based on the total committed amount. Such commitment fees are capitalized and amortized on a straight-line basis over a twelve-month period. An aggregate of $59.5 million and $118.3 million was outstanding to OFS under these lines of credit at December 31, 1998 and 1997, respectively.

         In connection with the Company's acquisition of substantially all of the assets of Cityscape UK, Ocwen UK has entered into a Loan Facility Agreement with Greenwich which provided a short-term facility to finance the acquisition of Cityscape UK's mortgage loan portfolio and to finance Ocwen UK's further originations and purchase of subprime single family loans. The Greenwich
Facility is secured by Ocwen UK's loans available for sale. The Revolving Facility, which matures in April 1999, is set at a maximum of $166.0 million ((pound)100.0 million reduced by the amount borrowed under the Term Loan) of which $87.1 million ((pound)52.5 million) was funded at December 31, 1998, to finance subprime single family loan originations and bears interest at a rate of the one-month LIBOR plus 1.50%. At December 31, 1998, $5.6 million ((pound)3.4 million) had been borrowed under the Term Loan, which matured in January 1999. In addition, Ocwen UK has entered into a secured warehouse line of credit with Barclays Bank plc to finance subprime single family loan originations. The Barclays Facility, which matures in November 1999 and bears interest at a rate of the one-month LIBOR plus 0.80%, is set at a maximum of $124.5 million ((pound)75.0 million), against which $24.6 million ((pound)14.8 million) had been borrowed at December 31, 1998.

         The Company's borrowings also include notes, subordinated debentures and other interest-bearing obligations. At December 31, 1998, this category of borrowings consisted of $100.0 million of 12.000% Subordinated Debentures issued by the Bank in June 1995 and due 2005 (the "Debentures") and $125.0 million of 11.875% Notes (the "Notes") issued by the Company through a public offering on September 25, 1996 and due 2003.

         The following table sets forth information relating to the Company's borrowings and other interest-bearing obligations at the dates indicated.

                                                                               December 31,
                                                         --------------------------------------------------------
                                                              1998                 1997                 1996
                                                         --------------       --------------       --------------
                                                                          (Dollars in Thousands)
FHLB advances......................................      $           --       $           --       $          399
Reverse repurchase agreements......................              72,051              108,250               74,546
Obligations outstanding under lines of credit......             179,285              118,304                   --
Notes, debentures and other interest bearing
  obligations:
     Notes.........................................             125,000              125,000              125,000
     Debentures....................................             100,000              100,000              100,000
     Hotel mortgages payable.......................                  --                   --                  573
     Short-term notes..............................                  --                1,975                   --
                                                         --------------       --------------       --------------
                                                                225,000              226,975              225,573
                                                         --------------       --------------       --------------
                                                         $      476,336       $      453,529       $      300,518
                                                         ==============       ==============       ==============

         The following table sets forth certain information relating to the Company's short term borrowings having average balances during any of the reported periods of greater than 30% of stockholders' equity at the end of the reported period.


                                                               At or for the Year Ended December 31,
                                                         ----------------------------------------------
                                                            1998               1997             1996
                                                         -----------        ----------        ---------
                                                                      (Dollars in Thousands)
FHLB ADVANCES:
   Average amount outstanding during the period....      $     2,201        $    9,482        $  71,221
   Maximum month-end balance outstanding
       During the period...........................      $        --        $      399        $  81,399
   Weighted average rate:
      During the period............................             5.45%             5.56%            5.69%
      At end of period.............................               --%               --%            7.02%
OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT:
   Average amount outstanding during the period....      $   481,212        $   84,272        $      --
   Maximum month-end balance outstanding
      during the period............................      $   572,707        $  267,095        $      --
   Weighted average rate:
      During the period............................             7.19%             6.62%              --%
      At end of period.............................              6.9%             6.32%              --%

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

         In addition to its standard industry software applications which have been customized to meet the Company's requirements, the Company has internally developed fully integrated proprietary applications designed to provide decision support, automation of decision execution, tracking and exception reporting associated with the management of nonperforming and underperforming loans. The Company also has deployed: a predictive dialing solution which permits the Company to direct the calls made by its collectors to increase the productivity of the department; an interactive voice response system which provides automated account information to customers; a document imaging system which permits immediate access to pertinent loan documents; and a data warehouse which permits corporate data to be shared on a centralized basis for decision support. The Company is also implementing electronic commerce initiatives which further automates the Company's communications with its third party service providers.

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

         The Company has invested in a sophisticated computer infrastructure to support its software applications. The Company uses an IBM RISC AS400 and NetFrame and COMPAQ Proliant and SunUNIX 5500 file servers as its primary hardware platform. The Company uses CISCO Routers, Cabletron Hubs and chassis with fiber optic cabling throughout and between buildings. The Company also has deployed a DAVOX predicative dialer which currently has capacity for 120 seats. The Company's document imaging system currently stores 6 million images. The Company's systems have significant capacity for expansion and upgrade.

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

RISK FACTORS

         Information related to risk factors which could directly or indirectly, affect the Company's results of operations and financial condition are included in Exhibit 99.1 and are incorporated herein by reference.

ECONOMIC CONDITIONS

         GENERAL. The success of the Company is dependent to a certain extent upon the general economic conditions in the geographic areas in which it conducts substantial business activities. Adverse changes in national economic conditions or in the economic conditions of regions in which the Company conducts substantial business likely would impair the ability of the Company to collect on outstanding loans or dispose of real estate owned and would otherwise have an adverse effect on its business, including the demand for new loans, the ability of customers to repay loans and the value of both the collateral pledged to the Company to secure its loans and its real estate owned. Moreover, earthquakes and other natural disasters could have similar effects. Although such disasters have not significantly adversely affected the Company to date, the availability of insurance for such disasters in California, in which the Company conducts substantial business activities, is severely limited. At December 31, 1998, the Company had loans with an unpaid balance aggregating $243.7 million (including loans available for sale) secured by properties located in California and $35.7 million of the Company's real estate owned was located in California, which collectively represent 8.4% of the Company's total assets at such date.

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

         INVESTOR'S MORTGAGE INSURANCE HOLDING COMPANY. Through subsidiaries, IMI owns an interest in the Westin Hotel in Columbus, Ohio, residential units in cooperative buildings which are acquired in connection with the foreclosure on loans held by the Bank or by deed-in-lieu thereof, as well as other real estate related ventures. During 1997, IMI sold a 69% partnership interest in the Westin Hotel for a small gain. At December 31, 1998, IMI had a combined ownership of 16.83% of the outstanding common stock of OAC and OPLP units.

         OCWEN FINANCIAL SERVICES, INC. OFS was formed by the Company under Florida law in October 1996 for the purpose of purchasing substantially all of the assets of Admiral, the Company's primary correspondent mortgage banking firm for subprime single family residential loans, and assuming all of the Bank's subprime single family residential lending operations. Under the terms of the acquisition, which closed on May 1, 1997, the Company agreed to pay Admiral $6.8 million and to transfer to Admiral 20% of the voting stock of OFS. In addition, OFS assumed specified liabilities of Admiral in connection with this transaction, including a $3.0 million unsecured loan which was made by the Bank to Admiral at the time OFS entered into the asset acquisition agreement with Admiral, which loan was repaid with the proceeds from a $30.0 million unsecured, subordinated credit facility provided by the Company to OFS at the time of the closing of such acquisition. On December 3, 1997, OCN purchased 2,705 additional shares of common stock of OFS for $15.0 million, increasing its ownership percentage from 80% to 93.7%. On March 31, 1998, OCN purchased 7,518 additional shares of common stock in exchange for $40.0 million, further increasing its ownership to 97.8%. The value of each share of stock was computed based on total stockholders' equity at December 31, 1997 divided by the shares of stock outstanding at that date.

         OCWEN CAPITAL CORPORATION. OCC is a wholly-owned subsidiary of the Company which was formed under Florida law to manage the day-to-day operations of OAC, subject to supervision by OAC's Board of Directors. The directors and executive officers of OCC consist solely of William C. Erbey, Chairman, President and Chief Executive Officer, and other executive officers of the Company. OAC is a Virginia corporation which elected to be taxed as a REIT under the Code. In May 1997, OAC conducted an initial public offering of 17,250,000 shares of its common stock, which resulted in net proceeds of $238.8 million, inclusive of the $27.9 million contributed by the Company for an additional 1,875,000 shares, or 9.8% of the outstanding shares of OAC common stock. The OAC common stock is traded on the New York Stock Exchange under the symbol "OAC."

         Pursuant to a management agreement between OCC and OAC, and subject to supervision by OAC's Board of Directors, OCC formulates operating strategies for OAC, arranges for the acquisition of assets by OAC, arranges for various types of financing for OAC, monitors the performance of OAC's assets and provides certain administrative and managerial services in connection with the operation of OAC. For performing these services, OCC receives (i) a base management fee in an amount equal to 1% of total assets per annum, calculated and paid quarterly based upon the average invested assets, as defined, by OAC, and (ii) a quarterly incentive fee in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) funds from operations, as defined, per share of OAC common stock plus (b) gains (or minus losses) from debt restructuring and sales of property per share of OAC common stock, exceeds (2) an amount equal to (a) the weighted average of the initial public offering price per share of the OAC common stock and the prices per share of any secondary offerings of OAC common stock by OAC multiplied by (b) the ten-year U.S. Treasury rate plus 5% per annum, multiplied by (B) the weighted average number of shares of OAC common stock outstanding. The Board of Directors of OAC may adjust the base management fee in the future if necessary to align the fee more closely with the actual costs of such services. OCC also may be reimbursed for the costs of certain due diligence tasks performed by it on behalf of OAC and will be reimbursed for the out-of-pocket expenses incurred by it on behalf of OAC.

         During 1997, the Company transferred the lending operations associated with its large multi-family residential and commercial real estate loans to OCC. To date, OCC has emphasized originating loans for OAC (in order to enable OAC to invest the proceeds from the initial public offering of OAC's common stock) and not the Company.

         OCWEN UK. In April 1998, the Company, through its wholly-owned subsidiary Ocwen UK, acquired substantially all of the assets, and certain liabilities of the U.K. operations of Cityscape Financial Corp., an originator of subprime mortgages. As consummated, the Company acquired Cityscape UK's mortgage loan portfolio and its residential subprime mortgage loan origination and servicing businesses.

         OCWEN TECHNOLOGY XCHANGE, INC. ("OTX"), a wholly-owned subsidiary of the Company, is the Company's software solutions subsidiary which was formed in May 1998 by combining the Company's Information Technology Group and two previously acquired subsidiaries, AMOS and DTS. OTX designs advances software solutions for mortgage and real estate transactions, including software systems for managing the loan servicing cycle.

EMPLOYEES

         At December 31, 1998 the Company had 1,462 full time employees. The employees are not represented by a collective bargaining agreement. Management considers the Company's employee relations to be satisfactory.

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

         RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS: (i) control of any other savings institution or savings and loan holding company or substantially all of the assets thereof; or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company, or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

         INSURANCE OF ACCOUNTS. Pursuant to legislation enacted in September 1996, a fee was required to be paid by all SAIF-insured institutions at the rate of $0.657 per $100 of deposits held by such institutions at March 31, 1995. The money collected recapitalized the SAIF reserve to the level of 1.25% of insured deposits as required by law. In 1996, the Bank recorded a pre-tax charge of $7.1 million for this assessment. The recapitalization of the SAIF has resulted in lower deposit insurance premiums for most SAIF-insured financial institutions, including the Bank.

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

         REGULATORY CAPITAL REQUIREMENTS. Federally-insured savings associations are subject to three capital requirements of general applicability: a tangible capital requirement, a core or leverage capital requirement and a risk-based capital requirement. All savings associations currently are required to maintain tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations), core capital equal to 3% of adjusted total assets and total capital (a combination of core and supplementary capital) equal to 8% of risk-weighted assets (as defined in the regulations). For purposes of the regulation, tangible capital is core capital less all intangibles other than qualifying purchased mortgage servicing rights, of which the Bank had $3.7 million at December 31, 1998. Core capital includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits. Core capital generally is reduced by the amount of a savings association's intangible assets, other than qualifying mortgage servicing rights.

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

         Effective April 1, 1999, the OTS minimum core capital ratio will provide that only those institutions with a Uniform Financial Institution Rating System ("UFIRS") rating of "1" will be subject to a 3% minimum core capital ratio. All other institutions will be subject to a 4% minimum core capital ratio. The 3% minimum core capital ratio currently applies to all federal savings associations.

         PROMPT CORRECTIVE ACTION. Federal law provides the Federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the Federal banking regulators, an institution shall be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to adjusted total assets that is equal to or less than 2.0%. The regulations also permit the appropriate Federal banking regulator to downgrade an institution to the next lower category (provided that a significantly undercapitalized institution may not be downgraded to critically undercapitalized) if the regulator determines: (i) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam. At December 31, 1998, the Bank was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

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

         QUALIFIED THRIFT LENDER TEST. All savings associations are required to meet the QTL test set forth in the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. Under the QTL test provisions, a savings institution must maintain at least 65% of its portfolio assets in qualified thrift investments. In general, qualified thrift investments include loans, securities and other investments that are related to housing, small business and credit card lending, and to a more limited extent, consumer lending and community service purposes. Portfolio assets are defined as an institution's total assets less goodwill and other intangible assets, the institution's business property and a limited amount of the institution's liquid assets. A savings association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations). The Bank met the QTL test throughout 1998, and its qualified thrift investments comprised 68.47% of its portfolio assets at December 31, 1998.

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

         Tier 1 associations may make the highest amount of capital distributions, and are defined as savings associations that, before and after the proposed distribution, meet or exceed their fully phased-in regulatory capital requirements. Tier 1 associations may make capital distributions during any calendar year equal to the greater of: (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year; and (ii) 75% of its net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. At December 31, 1998, the Bank was a Tier 1 association under the OTS capital distribution regulation.

         The OTS recently published amendments to its capital distribution regulation which become effective April 1, 1999. Under the revised regulation, the Bank will be required to file either an application or a notice with the OTS at least 30 days prior to making a capital distribution. The OTS may deny the Bank's application or disapprove its notice if the OTS determines that (a) the Bank will be "undercapitalized," "significantly undercapitalized" or "critically under capitalized," as defined in the OTS capital regulations, following the capital distribution, (b) the proposed capital distribution raises safety and soundness concerns or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation or agreement between the Bank and the OTS or a condition imposed on the Bank in an application or notice approved by the OTS.

         LOAN-TO-ONE BORROWER. Under applicable laws and regulations, the amount of loans and extensions of credit which may be extended by a savings institution such as the Bank to any one borrower, including related entities, generally may not exceed the greater of $500,000 or 15% of the unimpaired capital and unimpaired surplus of the institution. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable collateral. An institution's "unimpaired capital and unimpaired surplus" includes, among other things, the amount of its core capital and supplementary capital included in its total capital under OTS regulations.

         At December 31, 1998, the Bank's unimpaired capital and surplus amounted to $345.8 million, resulting in a general loans-to-one borrower limitation of $51.9 million under applicable laws and regulations. See "Discount Loan Acquisition and Resolution Activities-Composition of the Discount Loan Portfolio" and "Lending Activities-Composition of Loan Portfolio."

         BROKERED DEPOSITS. Under applicable laws and regulations, an insured depository institution may be restricted in obtaining, directly or indirectly, funds by or through any "deposit broker," as defined, for deposit into one or more deposit accounts at the institution. The term "deposit broker" generally includes any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties. In addition, the term "deposit broker" includes any insured depository institution that is well-capitalized, and any employee of any such insured depository institution, which engages, directly or indirectly, in the solicitation of deposits by offering rates of interest (with respect to such deposits) which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. As a result of the definition of "deposit broker," all of the Bank's brokered deposits, as well as possibly its deposits obtained through customers of regional and local investment banking firms and the deposits obtained from the Bank's direct solicitation efforts of institutional investors and high net worth individuals, are potentially subject to the restrictions described below. Under FDIC regulations, well-capitalized institutions are not subject to the brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only: (i) with a waiver from the FDIC; and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points, the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) 120% for retail deposits and 130% for wholesale deposits, respectively, of the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At December 31, 1998, the Bank was a well-capitalized institution which was not subject to restrictions on brokered deposits. See "Business - Sources of Funds - Deposits."

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

         AFFILIATE TRANSACTIONS. Under federal law and regulation, transactions between a savings association and its affiliates are subject to quantitative and qualitative restrictions. Affiliates of a savings association include, among other entities, companies that control, are controlled by or are under common control with the savings association. As a result, the Company, OAC and the Company's non-bank subsidiaries are affiliates of the Bank.

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

         COMMUNITY INVESTMENT AND CONSUMER PROTECTIONS LAWS. In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the Federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and the Community Reinvestment Act.

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

FEDERAL TAXATION

         GENERAL. The Company and all of its domestic subsidiaries currently file, and expect to continue to file, a consolidated Federal income tax return based on a calendar year. Prior to October 1, 1996, IMI and its subsidiaries filed a separate Federal consolidated tax return. Ocwen UK is a foreign entity owned by the Company that is not included in the consolidated federal income tax return but files its own tax return in the United Kingdom. Consolidated returns have the effect of eliminating inter-company transactions, including dividends, from the computation of taxable income.

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

         TAX RESIDUALS. From time to time, the Company acquires REMIC residuals or retains residual securities in REMICs which were formed by the Company in connection with the securitization and sale of loans. Although a tax residual may have little or no future economic cash flows from the REMIC from which it has been issued, the tax residual does bear the income tax liability or benefit resulting from the difference between the interest rate paid on the securities by the REMIC and the interest rate received on the mortgage loans held by the REMIC. This generally results in taxable income for the Company in the first several years of the REMIC and equal amounts of tax deductions thereafter. The Company receives cash payments in connection with the acquisition of tax residuals to compensate the Company for the time value of money associated with the tax payments related to these securities and the costs of modeling, recording, monitoring and reporting the securities. The Company defers all fees received and recognizes such fees in interest income on a level yield basis over the expected life of the deferred tax asset related to tax residuals. The Company also adjusts the recognition in interest income of fees deferred based upon the changes in the actual prepayment rates of the underlying mortgages held by the REMIC and periodic reassessments of the expected life of the deferred tax asset related to tax residuals. At December 31, 1998, the Company's gross deferred tax assets included $5.3 million which was attributable to the Company's tax residuals and related deferred income.

         INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS. For a discussion of the tax effects of investments in low-income housing tax credit interests, see "Business-Investment Activities-Investment in Low-Income Housing Tax Credit Interests."

         EXAMINATIONS. The most recent examination by the IRS of the Company's Federal income tax return was of the tax return filed for 1996. The statute of limitations has run with respect to 1994 and all prior tax years. Thus, the Federal income tax returns for the years 1995 through 1997 are open for examination. Management of the Company does not anticipate any material adjustments as a result of any examination, although there can be no assurances in this regard.

STATE TAXATION

         The Company's income is subject to tax by the States of Florida and California, which have statutory tax rates of 5.5% and 10.84%, respectively, and is determined based on certain apportionment factors. The Company is taxed in New Jersey on income, net of expenses, earned in New Jersey at a statutory rate of 3.0%. No state return of the Company has been examined, and no notification has been received by the Company that any state intends to examine any of the Company's tax returns.

ITEM 2.  PROPERTIES

         The following table sets forth information relating to the Company's facilities at December 31, 1998.

                                                                           Net Book Value of
                                                                               Leasehold
                                                                              Improvements
                 Location                            Owned/Leased        (Dollars in Thousands)
-----------------------------------------------      ------------        ----------------------
Executive offices:
     1675 Palm Beach Lakes Blvd.
     West Palm Beach, FL.......................         Leased                 $   6,066

Main office:
     2400 Lemoine Ave
     Fort Lee, NJ..............................         Leased                 $      17

Foreign offices (Ocwen UK):
     St. David's Court
     Union Street
     Wolverhampton, United Kingdom.............         Leased                 $      --

     Malvern House
     Croxley Business Park
     Watford, Hertfordshire
     United Kingdom............................         Leased                 $      --

         In addition to the above offices, OFS maintained 25 loan production offices in 4 states of December 31, 1998. These offices are operated pursuant to leases with up to three-year terms, each of which can be readily replaced on commercially reasonable terms. Also, the Company is currently constructing a national loan servicing center in Orlando, Florida which will have capacity for 900 loan servicing representatives per shift upon planned completion in the summer of 1999.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently not involved in any material litigation. To the Company's knowledge, no material litigation is currently threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         Information   required   by  this  Item   appears   under  the  caption
"Shareholder Information" on page 96 of the Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL INFORMATION

         Information required by this Item appears under the caption "Selected Consolidated Financial Information" on pages 18 to 19 of the Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this Item appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 to 43 of the Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this Item appears under the caption "Asset and Liability Management" on pages 36 to 40, "Note 1: Summary of Significant Accounting Policies" on pages 52 to 58 and "Note 21: Derivative Financial Instruments" on pages 79 to 80 of the Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS

         Information required by this Item appears on pages 45 to 95 in the Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

         The following table sets forth certain information concerning the directors of the Company.

         Name                                                            Age (1)    Director Since
         -----------------------------------------------------------     -------    --------------
         William C. Erbey...........................................        49           1988
         Hon. Thomas F. Lewis.......................................        74           1997
         W.C. Martin................................................        50           1996
         Howard H. Simon............................................        58           1996
         Barry N. Wish..............................................        57           1988

(1)      As of March 15, 1999.

         The principal occupation for the last five years of each director of the Company, as well as some other information, is set for the below.

         WILLIAM C. ERBEY. Mr. Erbey has served as the Chairman of the Board of Directors of the Company since September 1996, as the Chief Executive Officer of the Company since January 1988, as the Chief Investment Officer of the Company since January 1992, and as the President of the Company from January 1988 to May 1988. Mr. Erbey has served as the Chairman of the Board of Directors of the Bank since February 1988 and as the Chief Executive Officer of the Bank since June 1990. Mr. Erbey has served as the Chairman and Chief Executive Officer of OAC since February 1997. He also serves as a director and officer of many subsidiaries of the Company and OAC. From 1983 to 1995, Mr. Erbey served as a Managing General Partner of The Oxford Financial Group ("Oxford"), a private investment partnership that was the predecessor of the Company. From 1975 to 1983, Mr. Erbey served at General Electric Capital Corporation ("GECC") in various capacities, most recently as the President and Chief Operating Officer of General Electric Mortgage Insurance Corporation. Mr. Erbey also served as the Program General Manager of GECC's Commercial Financial Services Department and as the President of Acquisition Funding Corporation. He received a Bachelor of Arts in Economics from Allegheny College and a Master's degree from the Harvard Graduate School of Business Administration.

         HON. THOMAS F. LEWIS. Mr. Lewis has served as a director of the Company and of the Bank since May 1997. Mr. Lewis served as a United States Congressman, representing the 12th District of Florida from 1983 to 1995. Mr. Lewis served in the House and Senate of the Florida State Legislature at various times. Mr. Lewis is a principal of Lewis Properties, Vice President of Marian V. Lewis Real Estate and Investments and a director of T&M Ranch & Nursery.

He currently is Chairman of the Board of Directors of the U.S. Department of Veterans Affairs and Research Foundation. He is also a member of the Economic Council of Palm Beach County. Mr. Lewis formerly served as a United States delegate to the North Atlantic Treaty Organization and as a member of the Presidents Advisory Commission on Global Trade Policies. He attended the University of Florida and holds an Associate's Degree from Palm Beach Junior College, a Certificate in Engineering from the Massachusetts Institute of Technology and honorary doctorates from the Florida Institute of Technology and Nova University.

         W.C. MARTIN. Mr. Martin has served as a director of the Company since July 1996 and of the Bank since June 1996. Since 1982, Mr. Martin has been associated with Holding Capital Group ("HCG") and has been engaged in the acquisition and turnaround of business in a broad variety of industries. Since March 1993, Mr. Martin also has served as President and Chief Executive Officer of SV Microwave, a company he formed along with other HCG investors to acquire the assets of the former Microwave Division of Solitron Devices, Inc. Prior to 1982, Mr. Martin was a Manager in Touche Ross & Company's Management Consulting Division, and prior to that he held positions in financial management with Chrysler Corporation. Mr. Martin received a Masters of Business Administration from Notre Dame and a Bachelor of Science in Industrial Management from LaSalle University.

         HOWARD H. SIMON. Mr. Simon has served as a director of the Company since July 1996 and of the Bank since 1987. Mr. Simon is the Managing Director of Simon, Master & Sidlow, P.A., a certified public accounting firm which Mr. Simon founded in 1978 and which is based in Wilmington, Delaware. Mr. Simon is a past Chairman and current member of the Board of Directors of CPA Associates International, Inc. Prior to 1978, Mr. Simon was a Partner of Touche Ross & Company. Mr. Simon is a Certified Public Accountant in the State of Delaware and a graduate of the University of Delaware.

         BARRY N. WISH. Mr. Wish has served as Chairman, Emeritus of the Board of Directors of the Company since September 1996, and he previously served as Chairman of the Board of the Company from January 1988 to September 1996. Mr. Wish has served as a director of the Bank since February 1988. From 1983 to 1995, he served as a Managing General Partner of Oxford, which he founded. From 1979 to 1983, he was a Managing General Partner of Walsh, Greenwood, Wish & Co., a member firm of the New York Stock Exchange. Prior to founding that firm, Mr. Wish was a Vice President and shareholder of Kidder, Peabody & Co., Inc. He is a graduate of Bowdoin College.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following table sets forth certain information with respect to each person who currently serves as an executive officer of the Company but does not serve on the Company's Board of Directors. Executive officers of the Company are elected annually by the Board of Directors and generally serve at the discretion of the Board. There are no arrangements or understandings between the Company and any person pursuant to which such person was elected as an executive officer of the Company. Other than William C. Erbey and John R. Erbey, who are brothers, no director or executive officer is related to any other director or executive officer of the Company or any of its subsidiaries by blood, marriage or adoption.

  Name                                       Age(1)     Position
  ------------------------------------    -----------   ---------------------------------------------------------------------------
  John R. Barnes......................         56        Senior Vice President
  Joseph A. Dlutowski.................         34        Senior Vice President of  the Bank and Chief Executive Officer of Ocwen UK
  John R. Erbey.......................         58        Senior Managing Director, General Counsel and Secretary
  Ronald M. Faris.....................         36        Executive Vice President
  Christine A. Reich..................         37        President
  Mark S. Zeidman.....................         47        Senior Vice President and Chief Financial Officer

(1)      As of March 15, 1999.

         The background for the last five years of each executive officer of the Company who is not a director, as well as certain other information, is set forth below.

         JOHN R. BARNES. Mr. Barnes has served as a Senior Vice President of the Company and the Bank since May 1994 and served as a Vice President of the Company and the Bank from October 1989 to May 1994. Mr. Barnes also has served as Senior Vice President of OAC since February 1997 and serves as an officer of many subsidiaries of the Company and OAC. Mr. Barnes was a Tax Partner in the firm of Deloitte Haskins & Sells from 1986 to 1989 and in the firm of Arthur Young & Co. from 1979 to 1986. Mr. Barnes was the Partner in Charge of the Cleveland Office Tax Department of Arthur Young & Co. from 1979 to 1984. He is a graduate of Ohio State University.

         JOSEPH A. DLUTOWSKI. Mr. Dlutowski has served as Senior Vice President of the Bank since March 1997 and as Chief Executive Officer of Ocwen UK since April 1998. Mr. Dlutowski also served as Senior Vice President of the Company from May 1997 to May 1998 and of OAC from February 1997 to May 1998. He joined the Bank in October 1992 and served as a Vice President from May 1993 until March 1997. From 1989 to 1991, Mr. Dlutowski was associated with the law firm of Baker and Hostetler. He holds a Bachelor of Science degree from the Wharton School of Business at the University of Pennsylvania and a Master of Business and a Juris Doctor from the University of Pittsburgh.

         JOHN R. ERBEY. Mr. Erbey has served as Senior Managing Director of the Company since May 1998, as Secretary of the Company since June 1989, as a Managing Director of the Company from January 1993 to May 1998, and as Senior Vice President of the Company from June 1989 until January 1993. Mr. Erbey has served as a director of the Bank since 1990, as a Senior Managing Director of the Bank since May 1998, and as Secretary of the Bank since July 1989. Mr. Erbey also has served as Senior Managing Director of OAC since May 1998 and as Secretary of OAC since February 1997. He also serves as an officer and/or a director of many subsidiaries of the Company and OAC. From 1971 to 1989, Mr. Erbey was a member of the Law Department of Westinghouse Electric Corporation and held various management positions, including Associate General Counsel and Assistant Secretary from 1984 to 1989. Previously, he held the positions of Assistant General Counsel of the Industries and International Group and Assistant General Counsel of the Power Systems Group of Westinghouse. He is a graduate of Allegheny College and Vanderbilt University School of Law.

         RONALD M. FARIS. Mr. Faris has served as Executive Vice President of the Company and the Bank since May 1998, as a Senior Vice President of the Bank from May 1997 to May 1998, as Vice President and Chief Accounting Officer of the Company from June 1995 to May 1998 and of the Bank from July 1994 to May 1997. From March 1991 to July 1994 he served as Controller for a subsidiary of the Company. From 1986 to 1991, Mr. Faris was a Vice President with Kidder, Peabody & Co., Inc., and from 1984 to 1986 worked in the General Audit Department of Price Waterhouse. He holds a Bachelor of Science from Pennsylvania State University and is a Certified Public Accountant.

         CHRISTINE A. REICH. Ms. Reich has served as President of the Company since May 1998, as a Managing Director of the Company from June 1994 to May 1988, as Chief Financial Officer of the Company from January 1990 to May 1997, as a Senior Vice President of the Company from January 1993 until June 1994 and as a Vice President of the Company from January 1990 until January 1993. Ms. Reich has served as a director of the Bank since June 1993 and as the President of the Bank since May 1998. From 1987 to 1990, Ms. Reich served as an officer of another subsidiary of the Company. Ms. Reich has served as the President and a director of OAC since February 1997. Ms. Reich also serves as an officer and/or a director of many subsidiaries of the Company and OAC. Prior to 1987, Ms. Reich was employed by KPMG Peat Marwick LLP, most recently in the position of Manager. She holds a Bachelor of Science in Accounting from the University of Southern California.

         MARK S. ZEIDMAN. Mr. Zeidman has served as Senior Vice President and Chief Financial Officer of the Company and the Bank since May 1997. Mr. Zeidman also has served as Senior Vice President and Chief Financial Officer of OAC since June 1997 and serves as an officer of many subsidiaries of the Company and OAC. From 1986 until May 1997, Mr. Zeidman was employed by Nomura Securities International, Inc., most recently as Managing Director. Prior to 1986, he held positions with Shearson Lehman Brothers and Coopers & Lybrand. Mr. Zeidman is a Certified Public Accountant. He holds a Bachelor of Arts degree from the University of Pennsylvania, a Master of International Affairs from Columbia University and a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Common Stock, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Specific due dates for these reports have been established by the Commission, and the Company is required to report any failure to timely file such reports by those due dates during the 1998 fiscal year.

         To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with during 1998.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table discloses compensation received by the Company's chief executive officer and the four other most highly paid directors and executive officers of the Company for the years indicated.

                                              ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                      -----------------------------------   --------------------------------------
                                                                                      AWARDS               PAYOUTS
                                                                            --------------------------     -------
                                                                                           NUMBER OF
                                                                                           SECURITIES                   ALL
                                                                            RESTRICTED      UNDERLYING                  OTHER
                                                                              STOCK         OPTIONS         LTIP       COMPEN-
NAME AND POSITION                      YEAR         SALARY      BONUS (1)     AWARDS         (#)(2)        PAYOUTS    SATION (4)
--------------------------------       ----        --------    ----------   ----------     -----------     -------    ----------
William C. Erbey................       1998        $357,499    $  197,438       --            14,143(3)       --       $10,000
  Chairman of the Board and            1997         150,000     1,300,000       --           235,756          --         3,000
    Chief Executive Officer            1996         150,000       650,000       --           115,790          --         3,000



Christine A. Reich..............       1998         317,976       175,500       --            12,572(3)       --        10,000
  President                            1997         150,000       850,000       --           147,348          --         3,000
                                       1996         150,000       487,500       --           163,158          --         3,000


John R. Erbey...................       1998         298,214       329,063       --            15,715(3)       --        10,000
  Senior Managing Director             1997         150,000       925,000       --           162,083          --         3,000
    and Secretary                      1996         150,000       525,000       --           178,948          --         3,000


Ronald M. Faris.................       1998         218,916       219,933       --            11,524(3)       --        10,000
  Executive Vice President

Joseph A. Dlutowski.............       1998         297,916       223,988       --             7,483(3)       --        10,000
  Chief Executive Officer              1997         120,673       300,000       --            39,293          --         3,000
    of Ocwen UK and Senior
    Vice President of the Bank


(1) Consists of bonuses paid pursuant to the Company's 1998 Annual Incentive Plan in the first quarter of the following year for services rendered in the year indicated.

(2) Consists of options granted pursuant to the Company's 1991 Non-Qualified Stock Option Plan, as amended (the "Stock Option Plan").

(3) Consists of grants made as of January 31, 1999 for services rendered in 1998.

(4) Consists of contributions by the Company pursuant to the Company's 401(k) Savings Plan.

OPTION GRANTS FOR 1998

         The following table provides information relating to option grants made pursuant to the Company's 1991 Stock Option Plan in January 1999 to the individuals named in the Summary Compensation Table for services rendered in 1998.

                                                  PERCENT OF
                                                  SECURITIES
                                        NO. OF    UNDERLYING
                                      SECURITIES     TOTAL                                   POTENTIAL REALIZABLE VALUE AT ASSUMED
                                      UNDERLYING    OPTIONS                                    RATES OF STOCK PRICE APPRECIATION
                                        OPTION     GRANTED TO     EXERCISE                             FOR OPTION TERM (3)
                                        GRANTED    EMPLOYEES        PRICE     EXPIRATION     -------------------------------------
         NAME                          (#)(1) (2)   (%) (2)        ($/SH)        DATE          0%($)        5%($)           10%($)
         ------------------------     ----------- -----------     --------    ----------     -------      --------         -------
         William C. Erbey........         14,143       7.8         12.3125     1/31/09          --         109,573         277,592

         Christine A. Reich......         12,572       6.9         12.3125     1/31/09          --          97,402         246,757

         John R. Erbey...........         15,715       8.6         12.3125     1/31/09          --         121,752         308,446

         Ronald M. Faris.........         11,524       6.3         12.3125     1/31/09          --          89,282         226,187

         Joseph A. Dlutowski.....          7,483       4.1         12.3125     1/31/09          --          57,975         146,873

(1) All options are to purchase shares of Common Stock, and one third vests and becomes exercisable on each of January 31, 1999, 2000 and 2001.

(2) Indicated grants were made in January 1999 for services rendered in 1998. The percentage of securities underlying these options to the total number of securities underlying all options granted to employees of the Company is based on options to purchase a total of 181,945 shares of Common Stock granted to employees of the Company under the Stock Option Plan as of January 31, 1999.

(3) Assumes future prices of shares of Common Stock of $12.3125, $20.06 and $31.94 at compounded rates of return of 0%, 5% and 10%, respectively.

AGGREGATED OPTION EXERCISES IN 1998 AND YEAR-END OPTION VALUES

         The following table provides information relating to option exercises in 1998 by the individuals named in the Summary Compensation Table and the value of each such individual's unexercised options at December 31, 1998.

                                                                         NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                           NUMBER OF               UNDERLYING UNEXERCISED OPTIONS AT      IN-THE MONEY OPTIONS AT
                                             SHARES                      DECEMBER 31, 1998 (1)             DECEMBER 31, 1998 (2)
                                            ACQUIRED     VALUE     ---------------------------------    ---------------------------
NAME                                      ON EXERCISE  REALIZED    EXERCISABLE         UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                                      -----------  --------    -----------         -------------    -----------   -------------
William C. Erbey.....................             --          --      467,336              14,143       $303,949          $  --

Christine A. Reich...................        163,158   2,528,949      147,348              12,572             --             --

John R. Erbey........................             --          --      430,031              15,715      1,074,362             --

Ronald M. Faris......................             --          --       60,345              11,524         27,631             --

Joseph A. Dlutowski..................             --          --       20,870               7,483         80,874             --

(1) All options are to purchase shares of Common Stock and were granted pursuant to the Stock Option Plan. Options listed as "exercisable" consist of options granted in or prior to January 1998 which became exercisable in or prior to January 1999. Options listed as "unexercisable" consist of options granted in January 1999 which become exercisable in January 2000.

(2) Based on the $12.3125 closing price of a share of Common Stock on the New York Stock Exchange on December 31, 1998.

LONG-TERM INCENTIVE PLANS - AWARDS IN 1998

         The following table provides information relating to basis points awards made pursuant to the Company's Long-Term Incentive Plan (the "LTIP") to the individuals named in the Summary Compensation Table.

                                                       ESTIMATED FUTURE PAYOUTS UNDER
                                                       NON-STOCK PRICE-BASED PLANS (1)
                                                       -------------------------------
                                      NUMBER OF
                                     BASIS POINTS
NAME                                AWARDED IN 1998    THRESHOLD               TARGET
----------------------------------  ----------------   ---------               ------
 William C. Erbey.................        15           $2,679,000            $3,855,000
 John R. Erbey....................        15            2,679,000             3,855,000
 Christine A. Reich...............        15            2,679,000             3,855,000
 Ronald M. Faris..................        15            2,679,000             3,855,000
 Joseph A. Dlutowski..............        10            1,786,000             2,570,000

(1) Payout figures are for the entire five year performance period, which runs from January 1, 1998 to December 31, 2002 (the "Performance Period"). The maximum value of Basis Points that may be earned by any LTIP participant for any Performance Period is $25 million.

         The value of Basis Points awards under the LTIP (the "Basis Points Awards") is tied to the Company's achievement of specified levels of return on equity and growth in earnings per share during the Performance Period. The threshold amount will be earned if average return on equity and average annual growth in earnings per share are each five percentage points below their respective target levels. The Basis Points Awards are subject to complete forfeiture upon termination and partial forfeiture in any year certain personal performance goals are not achieved. At the end of the Performance Period, the Company will pay to the LTIP participants, as more fully described below, Basis Points Awards in the form of shares of restricted stock based on the fair market value of the Common Stock on the last day of the Performance Period. Ten percent of the shares received shall vest on each of the first ten anniversaries of the last day of the Performance Period. Upon vesting, the shares received shall be automatically placed into a nonqualified irrevocable trust established by the Company for the benefit of the recipient (the "Deferred Compensation Trust") until such shares are payable. Upon the termination of employment with the Company of an LTIP participant, all restrictions on the shares held in the Deferred Compensation Trust shall lapse, and such shares of Common Stock shall be payable in five equal annual installments.

COMPENSATION OF DIRECTORS

         Pursuant to a Directors Stock Plan adopted by the Board of Directors and shareholders of the Company in July 1996, the Company compensates directors by delivering a total annual value of $10,000 payable in shares of Common Stock (which may be prorated for a director serving less than a full one-year term, as in the case of a director joining the Board of Directors after an annual meeting of shareholders), subject to review and adjustment by the Board of Directors from time to time. Such payment is made after the annual organizational meeting of the Board of Directors which follows the annual meeting of shareholders of the Company. An additional annual fee payable in shares of Common Stock, which currently amounts to $2,000, subject to review and adjustment by the Board of Directors from time to time, is paid to committee chairs after the annual organizational meeting of the Board of Directors. During 1998, an aggregate of 2,235 shares of Common Stock was granted to the five directors of the Company and the three committee chairs.

         The number of shares issued pursuant to the Directors Stock Plan is based on their "fair market value" on the date of grant. The term "fair market value" is defined in the Directors Stock Plan to mean the average of the high and low prices of the Common Stock as reported on the New York Stock Exchange on the relevant date.

         Shares issued pursuant to the Directors Stock Plan, other than the committee fee shares, are subject to forfeiture during the 12 full calendar months following election or appointment to the Board of Directors or a committee thereof if the director does not attend an aggregate of at least 75% of all meetings of the Board of Directors and committees thereof of which he is a member during such period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Determinations regarding compensation of the Company's employees are made by the Company's Nominating and Compensation Committee. Currently, the members of the Nominating and Compensation committee are Directors Martin (Chairman), Lewis, Simon and Wish.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of the date indicated by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group and (iii) all persons known by the Company to own beneficially 5% or more of the outstanding Common Stock. The table is based upon information supplied to the Company by directors, officers and principal stockholders and filings under the Exchange Act.

                                                              SHARES BENEFICIALLY OWNED AS OF
                                                                       MARCH 15, 1999
                                                            ------------------------------------
  NAME OF BENEFICIAL OWNER                                   AMOUNT(1)                PERCENT(1)
  -----------------------------------------------------     ------------              ----------
  J.P. Morgan & Co. Incorporated.......................     4,276,200(2)                 7.0%
      60 Wall Street
      New York, NY 10260

  Directors and Executive Officers:
      William C. Erbey.................................    19,617,505(3)                 32.0
      Hon. Thomas F. Lewis.............................         1,469(4)                  *
      W.C. Martin......................................         6,285(5)                  *
      Howard H. Simon..................................         2,885(6)                  *
      Barry N. Wish....................................     9,372,648(7)                 15.4
      Christine A. Reich...............................       587,650(8)                  *
      John R. Erbey....................................     2,190,491(9)                 3.6
      Ronald M. Faris..................................       157,674(10)                 *
      Joseph A. Dlutowski..............................        84,123(11)                 *

  All Directors and Executive Officers as a Group
      (11 persons).....................................    32,202,127(12)               51.9%

 *       Less than 1%.

(1) For purposes of this table, pursuant to rules promulgated under the Exchange Act, an individual is considered to beneficially own any shares of Common Stock if he or she directly or indirectly has or shares: (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, (i) an individual has sole voting power and sole investment power with respect to the indicated shares and (ii) individual holdings amount to less than 1% of the outstanding shares of Common Stock.

(2) Based on information contained in a Schedule 13G filed with the Commission on February 23, 1999 by J.P. Morgan & Co. Incorporated, a parent holding company whose subsidiaries include Morgan Guaranty Trust Company of New York (a bank), J.P. Morgan Investment Management, Inc. (an investment advisor) and J.P. Morgan Florida Federal Savings Bank (an investment advisor). Includes 4,275,900 shares as to which sole voting power is claimed and 3,439,600 shares as to which sole disposal power is claimed.

(3) Includes 13,740,465 shares held by FF Plaza Partners, a Delaware partnership of which the partners are William C. Erbey, his spouse, E. Elaine Erbey, and Delaware Permanent Corporation, a corporation wholly owned by William C. Erbey. Mr. and Mrs. William C. Erbey share voting and dispositive power with respect to the shares owned by FF Plaza
         Partners. Also includes 5,409,704 shares held by Erbey Holding Corporation, a corporation wholly owned by William C. Erbey. Also includes options to acquire 467,336 shares which were exercisable at or within 60 days of March 15, 1999. Included in the shares held by FF Plaza Partners are 2,885 shares held pursuant to the Directors Stock Plan.

(4) Includes 400 shares held jointly with spouse. Also includes 1,069 shares held pursuant to the Directors Stock Plan.

(5) Includes 3,400 shares held by the Martin & Associates Management Consultants, Inc. Defined Contribution Pension Plan & Trust. Also includes 2,885 shares held pursuant to the Directors Stock Plan.

(6)      Consists of shares held pursuant to the Directors Stock Plan.

(7) Includes 8,878,305 shares held by Wishco, Inc., a corporation controlled by Barry N. Wish pursuant to his ownership of 93.0% of the common stock thereof; 351,940 shares held by B.N.W. Partners, a Delaware partnership of which the partners are Mr. Wish and B.N.W., Inc., a corporation wholly owned by Mr. Wish; and 140,000 shares held by the Barry Wish Family Foundation, Inc., a charitable foundation of which Mr. Wish is a director. Also includes 2,403 shares held pursuant to the Directors Stock Plan.

(8) Includes 440,300 shares held by CPR Family Limited Partnership, a Georgia limited partnership whose general partner is a corporation wholly owned by Christine A. Reich and whose limited partners are Christine A. Reich and her spouse. Also includes options to acquire 147,348 shares of Common Stock which were exercisable at or within 60 days of March 15, 1999.

(9) Includes 1,747,330 shares held by John R. Erbey Family Limited Partnership, a Georgia limited partnership whose general partner is a corporation wholly owned by John R. Erbey and whose limited partners consist of John R. Erbey, his spouse and children. Also includes options to acquire 430,031 shares of Common Stock which were exercisable at or within 60 days of March 15, 1999.

(10) Includes 5,000 shares held jointly with spouse. Also includes options to acquire 60,345 shares of Common Stock which were exercisable at or within 60 days of March 15, 1999.

(11) Includes 23,960 shares held jointly with spouse. Also includes options to acquire 60,163 shares of Common Stock which were exercisable at or within 60 days of March 15, 1999.

(12) Includes options to acquire an aggregate of 1,209,427 shares of Common Stock which were exercisable at or within 60 days of March 15, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On January 20, 1998, the Company purchased indirectly from William C. Erbey and Barry N. Wish, 159,156 shares and 159,155 shares of Common Stock, respectively, which equaled the aggregate number of shares of Common Stock issued by the Company on the same date in connection with its acquisition of DTS. The per share price of the shares of Common Stock purchased from Messrs. Erbey and Wish was $24.42, which was equal to the average per share price of the Common Stock determined pursuant to the Agreement of Merger, dated as of January 7, 1998, among the Company, DTS and certain other parties for purposes of determining the number of shares of Common Stock to be issued by the Company in connection with the acquisition of DTS (which price was equal to the average of the high and low per share sales price of the Common Stock on the New York Stock Exchange during each of the 20 trading days ending three trading days prior to consummation of the acquisition of DTS).

         In September1998, Howard H. Simon repaid the remaining principal balance outstanding on a residential mortgage loan with an interest rate of 8.5%. The lender was an institution that had been acquired by the Bank.
The highest principal balance of this loan during 1998 was $99,131.

         In October  1998,  the Company  indirectly  loaned  $600,000 to John R.
Erbey and $250,000 to John R. Barnes in order to prevent them from having to sell shares of Common Stock to meet or avoid margin calls. Each loan was: (i) evidenced by a promissory note bearing interest at a rate of 9.5% per annum,
(ii) payable in two equal installments at 18 and 30 months from the date of issuance, and (iii) secured by pledges of Common Stock. As of December 31, 1998, John R. Erbey had prepaid approximately $86,860 on his note.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        EXHIBITS
           3.1   Amended and Restated Articles of Incorporation (1)
           3.2   Amended and restated Bylaws
           4.0   Form of Certificate of Common Stock (1)
           4.1 Form of Indenture between the Company and Bank One, Columbus, NA, as Trustee (1)
           4.2   Form of Note due 2003  (included  in Exhibit  4.1)(1)
           4.3   Certificate of Trust of Ocwen Capital Trust I (2)
           4.4 Amended and Restated Declaration of Trust of Ocwen Capital Trust I (2)
           4.5   Form of Capital  Security  of Ocwen  Capital  Trust I (3)
           4.6 Form of Indenture between the Company and the Chase Manhattan Bank, a Trustee (3)
           4.7 Form of 10 7/8% Junior Subordinated Debentures due 2027 of the Company (3)
           4.8 Form of Guarantee of the Company relating to the Capital Securities of Ocwen Capital Trust I (2)
           4.9 Form of Indenture between the Company and The Bank of New York as Trustee (4)
           4.10 Form of Subordinated Debentures due 2005 (included in Exhibit 4.2) (4)
           10.1 Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, as amended (5)
           10.3 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (5)
           10.4  Ocwen Financial Corporation 1998 Annual Incentive Plan (6)
           10.5  Ocwen Financial Corporation Long-Term Incentive Plan (6)
           11.1  Computation of earnings per share (7)
           12.1  Ratio of Earnings to Fixed Charges
           13.1  Annual Report to  Stockholders  for the year ended December 31,
                 1998
           21.0  Subsidiaries (see "Business-General")
           23.0  Consent of PricewaterhouseCoopers LLP
           27.1  Financial Data Schedule - For the year ended December 31, 1998
           99.1  Risk Factors

(1) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1, File No. 333-5153, declared effective by the commission on September 25, 1996.

(2) Incorporated by reference to the similarly identified exhibit filed in connection with the Registrant's Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the Commission on August 6, 1997.

(3) Incorporated by reference to the similarly described exhibit included with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(4) Incorporated by reference to the similarly described exhibit filed in connection with Amendment No. 2 to Offering Circular on Form OC (on Form S-1) filed on June 7, 1995.

(5) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-8, File No. 333-44999, effective when filed with the Commission on January 28, 1998.

(6) Incorporated by reference to the similarly described exhibit to the Company's Definitive Proxy Statement with respect to the Company's 1998 Annual Meeting as filed with the Commission on March 31, 1998.

(7) Computation of earnings per share appears on page 78 in the Annual Report to Stockholders and is incorporated herein by reference.

       FINANCIAL STATEMENTS AND SCHEDULES. The following Consolidated Financial Statements of Ocwen Financial Corporation and Report of PricewaterhouseCoopers LLP, Independent Certified Public Accountants, are incorporated herein by reference from pages 45 to 95 of the Company's Annual Report to Stockholders:

       Report of Independent Certified Public Accountants

       Consolidated Statements of Financial Condition at December 31, 1998 and 1997

       Consolidated Statements of Operations for each of the three years in the period ended December 31, 1998

       Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1998

       Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 1998

       Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998.

       Notes to Consolidated Financial Statements

       Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

       REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER, 31, 1998.

(1) A Form 8-K was filed by the Company on October 28, 1998 which contained a news release announcing the Company's financial results for the three and nine months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           OCWEN FINANCIAL CORPORATION

                           BY: /s/ WILLIAM C. ERBEY
                               ------------------------------------
                                   William C. Erbey
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (duly authorized representative)

Date:      March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ WILLIAM C. ERBEY                                    Date:      March 31,1999
------------------------------------------------
    William C. Erbey, Chairman of the Board and
    Chief Executive Officer
    (principal executive officer)

/s/ CHRISTINE A. REICH                                  Date:      March 31,1999
------------------------------------------------
    Christine A. Reich, President

/s/ BARRY N. WISH                                       Date:      March 31,1999
------------------------------------------------
    Barry N. Wish, Director

/s/ W.C. MARTIN                                         Date:      March 31,1999
------------------------------------------------
    W.C. Martin, Director

/s/ HOWARD H. SIMON                                     Date:      March 31,1999
------------------------------------------------
    Howard H. Simon, Director

/s/ HON. THOMAS F. LEWIS                                Date:      March 31,1999
------------------------------------------------
    Hon. Thomas F. Lewis, Director

/s/ MARK S. ZEIDMAN                                     Date:      March 31,1999
------------------------------------------------
    Mark S. Zeidman, Senior Vice President and
    Chief Financial Officer
    (principal financial and accounting officer)