Form 10-Q
period 1999-03-31
OCWEN FINANCIAL CORP
filed 1999-05-17
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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


Number of shares of Common Stock, $.01 par value, outstanding as of May 7, 1999:
60,800,357


                               OCWEN FINANCIAL CORPORATION
                                        FORM 10-Q


                                        I N D E X

========================================================================================


PART I - FINANCIAL INFORMATION                                                      Page
                                                                                    ----

Item 1.  Interim Consolidated Financial Statements (Unaudited).................       3

         Consolidated Statements of Financial Condition
         at March 31, 1999 and December 31, 1998...............................       3

         Consolidated Statements of Operations for the three
         months ended March 31, 1999 and 1998..................................       4

         Consolidated Statements of Comprehensive Income for the three
         months ended March 31, 1999 and 1998..................................       5

         Consolidated Statement of Changes in Stockholders' Equity
         for the three months ended March 31, 1999.............................       6

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 1999 and 1998..................................       7

         Notes to Consolidated Financial Statements............................       9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................      16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............      54

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................................      55

Signature......................................................................      57


                                            PART I - FINANCIAL INFORMATION
ITEM 1.  INTERIM FINANCIAL STATEMENTS

                                     OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                       March 31,        December 31,
                                                                                         1999              1998
                                                                                    --------------    --------------
Assets:
Cash and amounts due from depository institutions ................................  $       80,399    $      120,805
Interest earning deposits ........................................................          18,798            49,374
Federal funds sold ...............................................................         200,500           275,000
Securities available for sale, at fair value .....................................         566,739           593,347
Loans available for sale, at lower of cost or market .............................         374,094           177,847
Investment in capital stock of Federal Home Loan Bank, at cost ...................          10,825            10,825
Loan portfolio, net ..............................................................         177,511           230,312
Discount loan portfolio, net .....................................................         893,180         1,026,511
Investments in low-income housing tax credit interests ...........................         155,273           144,164
Investment in unconsolidated entities ............................................          84,279            86,893
Real estate owned, net ...........................................................         208,831           201,551
Investment in real estate ........................................................          40,282            36,860
Premises and equipment, net ......................................................          37,569            33,823
Income taxes receivable ..........................................................          31,189            34,333
Deferred tax asset ...............................................................          67,987            66,975
Excess of purchase price over net assets acquired, net ...........................          12,476            12,706
Principal, interest and dividends receivable .....................................          14,066            18,993
Escrow advances on loans .........................................................          99,883            88,277
Other assets .....................................................................          56,813            99,483
                                                                                    --------------    --------------
                                                                                    $    3,130,694    $    3,308,079
                                                                                    ==============    ==============
Liabilities and Stockholders' Equity

Liabilities:
   Deposits ......................................................................  $    1,841,427    $    2,175,016
   Securities sold under agreements to repurchase ................................          78,474            72,051
   Obligations outstanding under lines of credit .................................         324,760           179,285
   Notes, debentures and other interest bearing obligations ......................         223,000           225,000
   Accrued interest payable ......................................................          40,495            33,706
   Accrued expenses, payables and other liabilities ..............................          48,709            61,053
                                                                                    --------------    --------------
     Total liabilities ...........................................................       2,556,865         2,746,111
                                                                                    --------------    --------------

Company-obligated, mandatorily redeemable securities of subsidiary trust holding
      solely junior subordinated debentures of the Company .......................         125,000           125,000

Minority interest ................................................................             585               592

Commitments and contingencies (Note 6)

Stockholders' equity:
   Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares issued
     and outstanding .............................................................              --                --
   Common stock, $.01 par value; 200,000,000 shares authorized; 60,800,357 shares
     issued and outstanding at March 31, 1999 and December 31, 1998 ..............             608               608
   Additional paid-in capital ....................................................         166,248           166,234
   Retained earnings .............................................................         266,640           257,170
   Accumulated other comprehensive income, net of taxes:
     Unrealized gain on securities available for sale ............................          16,266            14,057
     Net unrealized foreign currency translation loss ............................          (1,518)           (1,693)
                                                                                    --------------    --------------
     Total stockholders' equity ..................................................         448,244           436,376
                                                                                    --------------    --------------
                                                                                    $    3,130,694    $    3,308,079
                                                                                    ==============    ==============

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

For the three months ended March 31,                                                   1999             1998
---------------------------------------------------------------------------------   ------------    ------------
Interest income:
  Federal funds sold and repurchase agreements ..................................   $      3,396    $      1,032
  Securities available for sale .................................................         17,189           7,945
  Loans available for sale ......................................................          8,130           9,503
  Loans .........................................................................          6,165           6,262
  Discount loans ................................................................         30,003          36,797
  Investment securities and other ...............................................            651             485
                                                                                    ------------    ------------
                                                                                          65,534          62,024
                                                                                    ------------    ------------
Interest expense:
  Deposits ......................................................................         26,828          27,845
  Securities sold under agreements to repurchase ................................          1,491           1,639
  Advances from the Federal Home Loan Bank ......................................             --             100
  Obligations outstanding under lines of credit .................................          3,724           4,520
  Notes, debentures and other interest bearing obligations ......................          6,755           6,752
                                                                                    ------------    ------------
                                                                                          38,798          40,856
                                                                                    ------------    ------------
  Net interest income before provision for loan losses ..........................         26,736          21,168
  Provision for loan losses .....................................................          3,739           2,253
                                                                                    ------------    ------------
  Net interest income after provision for loan losses ...........................         22,997          18,915
                                                                                    ------------    ------------

Non-interest income:
  Servicing fees and other charges ..............................................         18,251           9,724
  Gain on interest earning assets, net ..........................................         20,142          24,754
  Gain on real estate owned, net ................................................            629           1,026
  Other income ..................................................................          6,553           5,877
                                                                                    ------------    ------------
                                                                                          45,575          41,381
                                                                                    ------------    ------------
Non-interest expense:
  Compensation and employee benefits ............................................         27,211          21,482
  Occupancy and equipment .......................................................         10,637           6,457
  Loan expenses .................................................................          4,128           2,298
  Net operating loss on investments in real estate and
     certain low-income housing tax credit interests ............................          1,848           1,246
  Amortization and write off of excess of purchase price over net assets acquired            230             371
  Other operating expenses ......................................................          8,069           2,157
                                                                                    ------------    ------------
                                                                                          52,123          34,011
                                                                                    ------------    ------------
Distributions on Company-obligated, mandatorily redeemable securities of
   subsidiary trust holding solely junior subordinated debentures ...............          3,399           3,399

Equity in losses of investment in unconsolidated entities .......................         (1,245)             --
                                                                                    ------------    ------------
  Income before income taxes ....................................................         11,805          22,886
Income tax expense ..............................................................         (2,368)           (573)
Minority interest in net loss of consolidated subsidiary ........................             33              33
                                                                                    ------------    ------------
  Net income ....................................................................   $      9,470    $     22,346
                                                                                    ============    ============

Earnings per share:
  Basic .........................................................................   $       0.16    $       0.37
                                                                                    ============    ============
  Diluted .......................................................................   $       0.16    $       0.36
                                                                                    ============    ============

Weighted average common shares outstanding:
  Basic .........................................................................     60,800,357      60,708,735
                                                                                    ============    ============
  Diluted .......................................................................     60,843,572      61,542,122
                                                                                    ============    ============

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                       (DOLLARS IN THOUSANDS)



For the three months ended March 31,                                               1999        1998
------------------------------------------------------------------------------   --------    --------
Net income ...................................................................   $  9,470    $ 22,346
Other comprehensive income, net of tax:
   Unrealized gains on securities available for sale .........................      4,813       5,159
   Less: Reclassification  adjustment ........................................     (2,604)         --
                                                                                 --------    --------
   Net change in unrealized gains on securities available for sale ...........      2,209       5,159
   Unrealized foreign currency translation adjustment arising
     during the period .......................................................        175          --
                                                                                 --------    --------
   Other comprehensive income ................................................      2,384       5,159
                                                                                 --------    --------
Comprehensive income .........................................................   $ 11,854    $ 27,505
                                                                                 ========    ========




Disclosure of  reclassification  adjustment:
   Unrealized holding gains arising during the period on securities sold......   $    231
   Less:  Adjustment for gains included in net income.........................     (2,835)
                                                                                 --------
   Net reclassification adjustment for gains recognized in other
     comprehensive income in prior years......................................   $ (2,604)
                                                                                 ========

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                      OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                 (DOLLARS IN THOUSANDS)



                                                                                               Accumulated
                                                                                                  other
                                                 Common Stock         Additional              comprehensive
                                            -----------------------     paid-in     Retained      income,
                                              Shares       Amount       capital     earnings   net of taxes     Total
                                            ----------   ----------   ----------   ---------- -------------  ----------
Balances at December 31, 1998 ...........   60,800,357   $      608   $  166,234   $  257,170   $   12,364   $  436,376

Net income ..............................           --           --           --        9,470           --        9,470

Change in unearned directors'
  compensation ..........................           --           --           14           --           --           14

Other comprehensive income, net of taxes:
   Change in unrealized gain on
     securities available for sale ......           --           --           --           --        2,209        2,209
   Change in  unrealized foreign
     currency translation loss ..........           --           --           --           --          175          175
                                            ----------   ----------   ----------   ----------   ----------   ----------

Balances at March 31, 1999 ..............   60,800,357   $      608   $  166,248   $  266,640   $   14,748   $  448,244
                                            ==========   ==========   ==========   ==========   ==========   ==========


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (DOLLARS IN THOUSANDS)

For the three months ended March 31,                                                    1999          1998
-----------------------------------------------------------------------------------   ---------    ---------
Cash flows from operating activities:
   Net income .....................................................................   $   9,470    $  22,346
   Adjustments to reconcile net income to net cash used in operating activities:
   Net cash provided from trading activities ......................................      16,616       24,629
   Proceeds from sales of loans available for sale ................................     100,817      166,577
   Purchases of loans available for sale ..........................................     (14,663)    (321,716)
   Origination of loans available for sale ........................................    (286,238)    (182,522)
   Principal payments received on loans available for sale ........................       5,925       19,868
   Premium amortization (discount accretion), net .................................       6,609       38,309
   Depreciation and amortization ..................................................       5,137        7,940
   Provision for loan losses ......................................................       3,739        2,254
    Provision for real estate owned ...............................................       5,061        4,234
   Gain on interest-earning  assets, net ..........................................     (20,142)     (28,737)
   Gain on real estate owned, net .................................................      (9,202)      (8,763)
   Loss on real estate held for investment ........................................         (50)          --
   Gain on sale of  low-income  housing tax credit interests ......................          --       (4,746)
   Equity in losses of unconsolidated entities, net ...............................       1,245           --
   Decrease (increase) in principal, interest and dividends receivable ............       4,927       (5,792)
   Decrease (increase) in income taxes receivable .................................       3,144      (22,554)
   Increase in deferred tax asset .................................................      (1,012)      (1,558)
   Increase in escrow advances ....................................................     (11,606)        (326)
   Decrease (increase) in other assets ............................................      26,206      (23,322)
   Decrease in accrued expenses, interest payable and other liabilities ...........      (5,555)      (6,994)
                                                                                      ---------    ---------
Net cash used in operating activities .............................................    (159,572)    (320,873)
                                                                                      ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of securities available for sale ...........................         633        3,658
   Purchases of securities available for sale .....................................    (105,401)    (242,565)
   Maturities of and principal payments received on securities available for sale..     128,598       31,738
   Purchase of securities held for investment .....................................          --      (45,415)
   Purchase of low-income housing tax credit interests ............................     (11,746)      (8,226)
   Proceeds from sales of discount loans ..........................................     143,225      240,688
   Proceeds from sales of loans held for investment ...............................      29,284           --
   Purchase and originations of loans held for investment,
     net of undisbursed loan funds ................................................      (9,630)     (33,659)
   Purchase of discount loans .....................................................     (86,117)     (64,774)
   Proceeds from sale of real estate held for investment ..........................       4,358           --
   Purchase of and capital improvements to real estate held for investment ........      (8,099)      (5,028)
   Principal payments received on loans held for investment .......................      32,578       29,995
   Principal payments received on discount loans ..................................      31,771       49,267
   Proceeds from sales of real estate owned .......................................      64,135       50,660
   Purchase of real estate owned in connection with discount loan purchases .......      (8,160)      (2,915)
   Acquisition of subsidiaries ....................................................          --       (8,064)
   Additions to premises and equipment ............................................      (7,648)      (7,847)
                                                                                      ---------    ---------
Net cash provided (used) in investing activities ..................................     197,781      (12,487)
                                                                                      ---------    ---------

                                          (Continued on next page)

                                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                           (DOLLARS IN THOUSANDS)

For the three months ended March 31,                                                  1999         1998
---------------------------------------------------------------------------------   ---------    ---------
Cash flows from financing activities:
   Decrease in deposits .........................................................   $(333,589)   $ (49,228)
   Increase in securities sold under agreements to repurchase ...................       6,423       60,169
   Repayment of short-term notes ................................................          --         (163)
   Proceeds from issuance of obligations under lines of credit, net of repayments     145,475      323,367
   Repurchase of subordinated debentures ........................................      (2,000)          --
   Exercise of common stock options .............................................          --       14,222
   Repurchase of common stock options ...........................................          --      (14,107)
                                                                                    ---------    ---------
Net cash (used) provided by financing activities ................................    (183,691)     334,260
                                                                                    ---------    ---------

Net (decrease) increase in cash and cash equivalents ............................    (145,482)         900
Cash and cash equivalents at beginning of period ................................     445,179      151,832
                                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................................   $ 299,697    $ 152,732
                                                                                    =========    =========

Reconciliation of cash and cash equivalents at end of period:
   Cash and amounts due from depository institutions ............................   $  80,399    $  17,463
   Interest earning deposits ....................................................      18,798       31,269
   Federal funds sold and repurchase agreements .................................     200,500      104,000
                                                                                    ---------    ---------
                                                                                    $ 299,697    $ 152,732
                                                                                    =========    =========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Interest ...................................................................   $  32,009    $  30,836
                                                                                    =========    =========

     Income taxes ...............................................................   $     802    $  21,653
                                                                                    =========    =========

Supplemental schedule of non-cash investing and financing activities:

     Real estate owned acquired through foreclosure .............................   $  57,093    $  43,704
                                                                                    =========    =========

     Exchange of discount loans and loans available for sale for securities .....   $ 224,210    $ 388,949
                                                                                    =========    =========


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
          (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

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

         In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at March 31, 1999 and December 31, 1998, the results of its operations for the three months ended March 31, 1999 and 1998, its comprehensive income for the three months ended March 31, 1999 and 1998, its cash flows for the three months ended March 31, 1999 and 1998, and its changes in stockholders' equity for the three months ended March 31, 1999. The results of operations and other data for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the March 31, 1999 presentation.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
          (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

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

         SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of SFAS No. 133 is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of SFAS No. 133. The Company has not yet adopted SFAS No. 133 nor has it determined what the impact on the results of operations, financial position or cash flows would be as a result of implementing SFAS No. 133.

NOTE 3            CAPITAL SECURITIES

         In August 1997, Ocwen Capital Trust I ("OCT"), a wholly-owned subsidiary of OCN, issued $125.0 million of 10 7/8% Capital Securities (the
"Capital Securities"). Proceeds from issuance of the Capital Securities were invested in 10 7/8% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027.

         Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10 7/8% of the liquidation amount of $1,000 per Capital Security. Payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, are guaranteed by the Company to the extent OCT has funds available. If the Company does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available.

         The Company has the right to defer payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 10 consecutive semi-annual periods with respect to each deferral period, provided that no extension period may extend beyond the stated maturity of the Junior Subordinated Debentures. Upon the termination of any such extension period and the payment of all amounts then due on any interest payment date, the Company may elect to begin a new extension period. Accordingly, there could be multiple extension periods of varying lengths throughout the term of the Junior Subordinated Debentures. If interest payments on the Junior Subordinated Debentures are deferred, distributions on the Capital Securities will also be deferred and the Company may, and may not permit any subsidiary of the Company to, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, the Company's capital stock or (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities that rank PARI PASSU with or junior to the Junior Subordinated Debentures. During an extension period, interest on the Junior Subordinated Debentures will continue to accrue at the rate of 10 7/8% per annum, compounded semi-annually.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
          (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

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

         For financial reporting purposes, OCT is treated as a subsidiary of the Company and, accordingly, the accounts of OCT are included in the consolidated financial statements of the Company. Intercompany transactions between OCT and the Company, including the Junior Subordinated Debentures, are eliminated in the consolidated financial statements of the Company. The Capital Securities are presented as a separate caption between liabilities and stockholders' equity in the consolidated statement of financial condition of the Company as "Company-obligated, mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the Company". Distributions payable on the Capital Securities are recorded as a separate caption immediately following non-interest expense in the consolidated statement of operations of the Company. The Company intends to continue this method of accounting going forward.

NOTE 4            DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign currency exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the change in value of the underlying exposures being hedged.

INTEREST RATE MANAGEMENT

         In managing its interest rate risk, the Company on occasion enters into swaps. Under swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The terms of the swaps provide for the Company to receive a floating rate of interest equal to the London Interbank Offered Rate ("LIBOR") and to pay fixed interest rates. The notional amount of the outstanding swap is amortized (i.e., reduced) monthly based upon estimated prepayment rates. The Company had no interest rate swaps outstanding at March 31, 1999 and December 31, 1998.

         The Company also enters into short sales of Eurodollar and U.S. Treasury interest rate futures contracts as part of its overall interest rate risk management activity. Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Eurodollar futures contracts have been sold by the Company to hedge the maturity risk of certain short-duration mortgage-related securities. U.S. Treasury futures have been sold by the Company to hedge the risk of a reduction in the market value of fixed-rate mortgage loans and certain fixed-rate mortgage-backed and related securities available for sale in a rising interest rate environment. The Company had no interest rate futures contracts outstanding at March 31, 1999 and December 31, 1998.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
          (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

FOREIGN CURRENCY MANAGEMENT

         The Company enters into foreign currency derivatives to hedge its equity investments in Ocwen UK and Kensington. It is the Company's policy to periodically adjust the amount of foreign currency derivative contracts it has entered into in response to changes in its recorded equity investment in these foreign entities.

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

         The Company sells short foreign currency futures contracts ("currency futures") to hedge its foreign currency exposure related to its equity investment in Ocwen UK. Periodically, the Company adjusts the amount of currency futures contracts it has entered into in response to changes in its equity investment in Ocwen U.K. In addition, during 1998 the Company sold short foreign currency futures contracts to further hedge its foreign currency exposure related to its equity investment in Kensington. Under the terms of the currency futures, the Company had the right to receive $1,547 and pay (pound)938. These currency futures were closed during January 1999. The fair value of the currency futures is based on quoted market prices.

         The Company entered into a foreign currency swap agreement ("currency swap") with a AAA-rated counterparty to hedge its equity investment in Kensington. Under the terms of the currency swap, the Company will swap (pound)27,500 for $43,546 in five years based on the exchange rate on the date the contract became effective. The discount on the currency swap, representing the difference between the contracted forward rate and the spot rate at the date of inception, is amortized over the life of the currency swap on a straight-line basis. The value of the currency swap is calculated as the notional amount of the currency swap multiplied by the difference between the spot rate at the date of inception and the spot rate at the financial statement date.

         The resulting translation adjustments, the unamortized discount on the currency swap and the values of the hedging financial instruments are reported as translation adjustments and included as a component of accumulated other comprehensive income in stockholders' equity.

         The following table sets forth the terms and values of these financial instruments at March 31, 1999, and December 31, 1998.

                                                    Notional Amount
                                              ---------------------------   Contract      Unamortized
                                     Maturity     Pay            Receive      Rate          Discount     Fair Value
                                     ----------------------     ---------    -------      -----------    ----------
MARCH 31, 1999:
Currency swap......................      1999 (pound)27,500     $  43,546     1.5835       $   1,385     $    (765)
                                              =============     =========                  =========     =========
British Pound currency futures....       1999 (pound)43,375        69,617     1.6050             n/a           252
                                         1999         2,125         3,469     1.6324             n/a           (46)
                                              -------------     ---------
                                              (pound)45,500     $  73,086                                $     206
                                              =============     =========                                =========
DECEMBER 31, 1998:
Currency swap......................      2003 (pound)27,500     $  43,546     1.5835       $   1,562     $  (2,096)
                                              =============     =========                  =========     =========
British Pound currency futures....       1999 (pound)   938         1,547     1.6500             n/a            (6)
                                         1999        26,563        43,828     1.6500             n/a          (181)
                                              -------------     ---------                                ---------
                                              (pound)27,501     $  45,375                                $    (187)
                                              =============     =========                                =========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
          (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

         Because interest rate futures and foreign currency futures contracts are exchange traded, holders of these instruments look to the exchange for performance under these contracts and not the entity holding the offsetting futures contract, thereby minimizing the risk of nonperformance under these contracts. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the interest and currency swaps and controls this risk through credit monitoring procedures. The notional principal amount does not represent the Company's exposure to credit loss.

          On January 1, 1999, eleven of the fifteen member countries of the European Union converted to a common currency (the "Euro"). Since such time transactions have been conducted using either the Euro or the countries' existing currencies. Although the United Kingdom is a member of the European Union, it is not one of the participating countries in the Euro conversion, and the Company currently does not have transactions or operations in any of the participating countries. As a result, the Euro conversion had no effect on the Company's financial condition or results of operations.

NOTE 5            REGULATORY REQUIREMENTS

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to Office of Thrift Supervision ("OTS") supervision. The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At March 31, 1999, the minimum regulatory capital requirements were:

o Tangible and core capital of 1.50 percent and 3.00 percent of total adjusted assets, respectively, consisting principally of stockholders' equity, but excluding most intangible assets, such as goodwill and any net unrealized holding gains or losses on debt securities available for sale.

o Risk-based capital consisting of core capital plus certain subordinated debt and other capital instruments and, subject to certain limitations, general valuation allowances on loans receivable, equal to 8.00 percent of the value of risk-weighted assets.

         At March 31, 1999, the Bank was "well-capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well-capitalized", the Bank must maintain minimum core capital, Tier 1 risk-based capital and total risk-based capital ratios as set forth in the table below. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since March 31, 1999, that management believes have changed the institution's category.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
          (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

         The  following   tables   summarize  the  Bank's  actual  and  required
regulatory capital at March 31, 1999:

                                                                                                      To Be Well
                                                                                 Minimum            Capitalized for      Commitment
                                                                               for Capital         Prompt Corrective      Capital
                                                          Actual            Adequacy Purposes      Action Provisions    Requirements
                                                  ----------------------  ---------------------  ---------------------- ------------
                                                   Ratio        Amount    Ratio       Amount     Ratio         Amount      Ratio
                                                  ------     -----------  -----     -----------  -----      ----------- ------------
Stockholders' equity, and ratio to total assets.. 10.86%     $   251,189

Net unrealized gain on certain available for
  sale securities................................                   (417)

Excess mortgage servicing rights.................                   (354)
                                                             -----------

Tangible capital, and ratio to adjusted total
  assets......................................... 10.83%     $   250,418  1.50%     $    34,686
                                                             ===========            ===========

Tier 1 (core) capital, and ratio to adjusted
  total assets................................... 10.83%     $   250,418  3.00%     $    69,372   5.00%    $   115,620       9.00%
                                                                                    ===========            ===========

Low-level recourse deduction.....................                (11,661)
                                                             -----------

Tier 1 capital, and ratio to risk-weighted
  assets......................................... 12.83%     $   238,757                          6.00%    $   111,666
                                                             ===========                                   ===========

Allowance for loan and lease losses..............                 23,307

Subordinated debentures..........................                 98,000
                                                             -----------

Tier 2 capital...................................                121,307
                                                             -----------

Total risk-based capital, and ratio to
  risk-weighted assets........................... 19.35%     $   360,064  8.00%     $   148,888  10.00%    $   186,110      13.00%
                                                             ===========            ===========            ===========

Total regulatory assets..........................            $ 2,313,167
                                                             ===========

Adjusted total assets............................            $ 2,312,396
                                                             ===========

Risk-weighted assets.............................            $ 1,861,101
                                                             ===========

         The OTS has promulgated a regulation governing capital distributions. The Bank is considered to be a Tier 1 association under this regulation because it met or exceeded its fully phased-in capital requirements at December 31, 1996. A Tier 1 association that before and after a proposed capital distributions meets or exceeds its fully phased-in capital requirements may make capital distributions during any calendar year equal to the greater of (i) 100% of net income for the calendar year to date plus 50% of its "surplus capital ratio" at the beginning of the year or (ii) 75% of its net income over the most recent four-quarter period. In order to make these capital distributions, the Bank must submit written notice to the OTS 30 days in advance of making the distribution.

         The OTS recently published amendments to its capital distribution regulation which became effective April 1, 1999. Under the revised regulation, the Bank is required to file either an application or a notice with the OTS at least 30 days prior to making a capital distribution. The OTS may deny the Bank's application or disapprove its notice if the OTS determines that (a) the Bank will be "undercapitalized", "significantly undercapitalized" or "critically under capitalized", as defined in the OTS capital regulations, following the capital distribution, (b) the proposed capital distribution raises safety and soundness concerns or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation, agreement between the Bank and the OTS or a condition imposed on the Bank in an application or notice approved by the OTS.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
          (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

         In addition to these OTS regulations governing capital distributions, the indenture governing the $98,000 of 12% subordinated debentures (the "Debentures") due 2005 and issued by the Bank on June 12, 1995 in the original amount of $100,000, limits the declaration or payment of dividends and the purchase or redemption of common or preferred stock in the aggregate to the sum of 50% of consolidated net income and 100% of all capital contributions and proceeds from the issuance or sale (other than to a subsidiary) of common stock, since the date the Debentures were issued.

         Following an examination by the OTS in late 1996 and early 1997, the Bank committed to the OTS to maintain a core capital (leverage) ratio and a total risk-based capital ratio of at least 9% and 13%, respectively. The Bank continues to be in compliance with this commitment as well as the regulatory capital requirements of general applicability (as indicated above). Based on discussions with the OTS, the Bank believes that this commitment does not affect its status as a "well-capitalized" institution, assuming the Bank's continued compliance with the regulatory capital requirements to be maintained by it pursuant to such commitment.

NOTE 6            COMMITMENTS AND CONTINGENCIES

         At March 31, 1999, the Company had commitments to (i) purchase and originate $42,017 of subprime loans secured by single family residential properties, subject to the borrower meeting certain conditions, (ii) fund $14,261 of loans secured by multi-family residential buildings, and (iii) fund $2,304 of loans secured by office buildings. In addition, the Company through the Bank had commitments under outstanding letters of credit in the amount of $35,382 at March 31, 1999. The Company, through its investment in subordinate securities and subprime residuals, which had a carrying value of $221,181 at March 31, 1999, supports senior classes of securities.

NOTE 7            BUSINESS SEGMENT REPORTING

         Operating segments are defined as components of an enterprise that (a) engage in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (c) for which discrete financial information is available. An operating segment may engage in business activities for which it has yet to earn revenues. The Company conducts a variety of business activities within the following segments:

                                     OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    MARCH 31, 1999
                             (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

========================================================================================================================


                                                 Net Interest   Non-Interest   Non-Interest    Net (Loss)      Total
At or for the three months ended March 31, 1999    Income         Income         Expense         Income        Assets
-----------------------------------------------  ------------   ------------   ------------   -----------    -----------
Discount loans:
   Single family residential loans .........     $     6,882    $     9,571    $     4,046    $     4,098    $   473,860
   Commercial real estate loans ............           7,082          7,635          6,097          2,964        734,301
                                                 -----------    -----------    -----------    -----------    -----------
                                                      13,964         17,206         10,143          7,062      1,208,161
                                                 -----------    -----------    -----------    -----------    -----------
Mortgage loan servicing:
   Domestic ................................           1,193         13,761          9,482          3,352         71,914
   Foreign (UK) ............................              80          4,926          2,535          1,705          5,133
                                                 -----------    -----------    -----------    -----------    -----------
                                                       1,273         18,687         12,017          5,057         77,047
                                                 -----------    -----------    -----------    -----------    -----------

Investment in low-income housing tax credits          (2,360)           624          3,269          1,392        214,794

Commercial real estate lending .............           1,574            724            405          2,087         63,188

OTX ........................................               6            392          3,403         (1,891)        23,481

Subprime single family residential lending:
   Domestic ................................           4,330          1,616          6,779           (614)       216,005
   Foreign (UK) ............................           7,082            668          7,343         (1,682)       385,591
                                                 -----------    -----------    -----------    -----------    -----------
                                                      11,412          2,284         14,122         (2,296)       601,596
                                                 -----------    -----------    -----------    -----------    -----------

Investment securities ......................           5,279           (101)         1,608          1,973        353,614

Other ......................................           1,832          2,023          4,083         (1,647)       420,056
                                                 -----------    -----------    -----------    -----------    -----------
                                                      32,980         41,839         49,050         11,737      2,961,937
Unallocated ................................          (6,244)         3,736          3,073         (2,267)       168,757
                                                 -----------    -----------    -----------    -----------    -----------
                                                 $    26,736    $    45,575    $    52,123    $     9,470    $ 3,130,694
                                                 ===========    ===========    ===========    ===========    ===========


                                     OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    MARCH 31, 1999
                             (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

========================================================================================================================


                                                 Net Interest   Non-Interest   Non-Interest   Net (Loss)      Total
At or for the three months ended March 31, 1998    Income         Income         Expense        Income        Assets
-----------------------------------------------  ------------   ------------   ------------  -----------    -----------
Discount loans:
   Single family residential loans .........     $     6,855    $    20,296    $     3,740   $    13,631    $   682,965
   Commercial real estate loans ............          10,918          4,904          4,311         4,743        841,906
                                                 -----------    -----------    -----------   -----------    -----------
                                                      17,773         25,200          8,051        18,374      1,524,871
                                                 -----------    -----------    -----------   -----------    -----------
Mortgage loan servicing:
   Domestic ................................           1,068          9,219          7,865         1,484         15,515
   Foreign (UK) ............................              --             --             --            --             --
                                                 -----------    -----------    -----------   -----------    -----------
                                                       1,068          9,219          7,865         1,484         15,515
                                                 -----------    -----------    -----------   -----------    -----------

Investment in low-income housing tax credits          (2,491)         4,746          1,646         5,376        178,259

Commercial real estate lending .............           1,092            (27)           736          (250)       227,966

OTX ........................................              --            205          1,307          (705)        18,399

Subprime single family residential lending:
   Domestic ................................           3,632          7,486          9,770           511        272,341
   Foreign (UK) ............................              --             --             --            --         45,417
                                                 -----------    -----------    -----------   -----------    -----------
                                                       3,632          7,486          9,770           511        317,758
                                                 -----------    -----------    -----------   -----------    -----------

Investment securities ......................             699         (6,062)         1,522        (5,139)       782,843

Other ......................................           2,127            937          2,642          (224)       238,697
                                                 -----------    -----------    -----------   -----------    -----------
                                                      23,900         41,704         33,539        19,427      3,304,308
Unallocated ................................          (2,732)          (323)           472         2,919        116,834
                                                 -----------    -----------    -----------   -----------    -----------
                                                 $    21,168    $    41,381    $    34,011   $    22,346    $ 3,421,142
                                                 ===========    ===========    ===========   ===========    ===========

         Other consists primarily of individually insignificant business activities, including the Company's historical loan portfolio of conventional single family residential loans, small commercial loan originations, unsecured collections, the operations of OCC and equity in earnings of investment in OAC. Unallocated amounts represent amounts not allocated to the operating segments and are primarily comprised of consolidated tax effects not attributed to individual units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

GENERAL

         The Company's primary business activities currently consist of its single family residential, multi-family residential and commercial discount loan acquisition and resolution activities, commercial real estate lending, subprime single family residential lending, mortgage loans serviced for others, the development of loan servicing technology and software for the mortgage and real estate industries, investments in a wide variety of mortgage-related securities and investments in low-income housing tax credit interests.

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

         The consistency of the operating results of the Company can be significantly affected by inter-period variations in: (i) the amount of assets acquired, particularly discount loans; (ii) the amount of resolutions of discount loans, particularly large multi-family residential and commercial real estate loans; (iii) the amount of multi-family residential and commercial real estate loans which mature or are prepaid, particularly loans with terms pursuant to which the Company participates in the profits of the underlying real estate;
(iv) sales by the Company of loans and securities; and (v) the volume and frequency of the Company's securitization of loans. Additionally, the results for the first quarter of 1998 do not include the operations of Ocwen UK, which was acquired in April 1998.

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

         The following discussion of the Company's consolidated financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 hereof.

RECENT DEVELOPMENTS

         On April 16, 1999, the Company announced that it has proposed to the Board of Directors of Ocwen Asset Investment Corporation (NYSE: OAC) a possible business combination between the two companies. Under the Company's proposal, a newly-formed subsidiary of OCN would merge into OAC in a taxable transaction, and each outstanding share of common stock of OAC (other than those owned by OCN or its subsidiaries) would be converted into 0.57 shares of common stock of OCN. The proposal requires the payment of OAC's final 1998 dividend, which was deferred by OAC's Board of Directors and is expected to be approximately $15.5 million, or $0.82 per share, prior to consummation of the proposed merger. OCN's proposal is subject to, among other things, the satisfactory negotiation of final terms of an acquisition agreement. Consummation of OCN's proposal would be subject to approval by the OAC shareholders. There can be no assurance that the parties will agree to final terms or that any business combination will be concluded.

         On April 16, 1999, the Company announced that its Board of Directors has authorized the repurchase of up to six million of its issued and outstanding shares of common stock. No repurchases of such shares have been closed since the announcement to date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

SELECTED CONSOLIDATED FINANCIAL INFORMATION                                      March 31,     December 31,
                                                                                   1999            1998               Change
                                                                                -----------     -----------         -----------
BALANCE SHEET DATA                                                                          (Dollars in thousands)
Total assets ................................................................   $ 3,130,694     $ 3,308,079             (5)%
Securities available for sale, at fair value ................................       566,739         593,347             (4)
Loans available for sale, at lower of cost or market ........................       374,094         177,847            110
Loan portfolio, net .........................................................       177,511         230,312            (23)
Discount loan portfolio, net ................................................       893,180       1,026,511            (13)
Investment in low-income housing tax credit interests .......................       155,273         144,164              8
Investment in unconsolidated entities .......................................        84,279          86,893             (3)
Real estate owned, net ......................................................       208,831         201,551              4
Total liabilities ...........................................................     2,556,865       2,746,111             (7)
Deposits ....................................................................     1,841,427       2,175,016            (15)
Obligations outstanding under lines of credit ...............................       324,760         179,285             81
Notes and debentures ........................................................       223,000         225,000             (1)
Capital securities ..........................................................       125,000         125,000             --
Stockholders' equity ........................................................       448,244         436,376              3

                                                                                  At or For the Three Months Ended March 31,
                                                                                --------------------------------------------
                                                                                   1999            1998               Change
                                                                                -----------     -----------         -----------
OPERATIONS DATA                                                                              (Dollars in thousands)
Net interest income .........................................................   $    26,736     $    21,168             26%
Provision for loan losses ...................................................         3,739           2,253             66
Non-interest income .........................................................        45,575          41,381             10
Non-interest expense ........................................................        52,123          34,011             53
Equity in losses earnings of investment in unconsolidated entities ..........        (1,245)             --             --
Income tax expense ..........................................................         2,368             573            313
Net income ..................................................................         9,470          22,346            (58)

PER COMMON SHARE
Earnings per share:
   Basic ....................................................................   $      0.16     $      0.37            (57)
   Diluted ..................................................................          0.16            0.36            (56)
Stock price:
   High .....................................................................   $   11.6250     $   30.7500            (62)
   Low ......................................................................        7.7500         22.2500            (65)
   Close ....................................................................        8.8125         27.7500            (68)

KEY RATIOS
Annualized return on average assets .........................................          1.19%           2.77%           (57)
Annualized return on average equity .........................................          8.62           20.75            (59)
Efficiency ratio(1) .........................................................         74.34           54.37             37
Core (leverage) capital ratio ...............................................         10.83           10.24              6
Risk-based capital ratio ....................................................         19.35           17.99              8

(1) The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses, non-interest income and equity in losses of investment in unconsolidated entities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

     SEGMENT PROFITABILITY. The following table presents the contribution by business segment to the Company's net income for the periods indicated.

                                                 Three Months Ended March 31,
                                               --------------------------------
                                                                       Increase
                                                 1999        1998     (Decrease)
                                               --------    --------    --------
Discount loans:                                     (Dollars in thousands)
   Single family residential loans .........   $  4,098    $ 13,631    $ (9,533)
   Commercial real estate loans ............      2,964       4,743      (1,779)
                                               --------    --------    --------
                                                  7,062      18,374     (11,312)
                                               --------    --------    --------
Mortgage loan servicing:
   Domestic ................................      3,352       1,484       1,868
   Foreign (UK) ............................      1,705          --       1,705
                                               --------    --------    --------
                                                  5,057       1,484       3,573
                                               --------    --------    --------

Investment in low-income housing tax credits      1,392       5,376      (3,984)

Commercial real estate lending .............      2,087        (250)      2,337

OTX ........................................     (1,891)       (705)     (1,186)

Subprime single family residential lending:
   Domestic ................................       (614)        511      (1,125)
   Foreign (UK) ............................     (1,682)         --      (1,682)
                                               --------    --------    --------
                                                 (2,296)        511      (2,807)
                                               --------    --------    --------

Investment securities ......................      1,973      (5,139)      7,112

Other ......................................     (1,647)       (224)     (1,423)
                                               --------    --------    --------
                                                 11,737      19,427      (7,690)
Unallocated ................................     (2,267)      2,919      (5,186)
                                               --------    --------    --------
   Net income ..............................   $  9,470    $ 22,346    $(12,876)
                                               ========    ========    ========

o SINGLE FAMILY RESIDENTIAL DISCOUNT LOANS. In the first quarter of 1999, OCN completed one securitization of single family residential loans with an aggregate unpaid principal balance of $137.3 million and recorded a total gain of $13.9 million. Of this amount, $12.0 million was a cash gain, and $1.9 million was non-cash. In the 1998 first quarter, the Company completed one securitization of single family residential loans with an aggregate unpaid principal balance of $227.5 million, which accounted for a total gain of $16.7 million, of which $0.8 million was a cash gain and $15.9 million was a non-cash gain. The higher cash component of the gain in the 1999 securitization reflected lower subordination levels, compared to the 1998 transaction, which in turn reflected the better credit profile of the mortgages collateralizing the transaction. All of these mortgages were reperforming at the time of the securitization, whereas the 1998 transaction consisted entirely of loans acquired from HUD, the majority of which remained in forbearance at the time of securitization.

o INVESTMENT IN LOW-INCOME HOUSING TAX CREDITS. The $4.0 million decrease in net income for the first quarter of 1999 reflected a $4.7 million gain on the sale of tax credit interests in the first quarter of 1998. There were no such sales in the first quarter of 1999. Net operating losses from tax credit properties in service amounted to $1.9 million and $1.2 million during the first quarter of 1999 and 1998, respectively.

o SUBPRIME SINGLE-FAMILY RESIDENTIAL LENDING. In the fourth quarter of 1998, the Company closed its domestic retail branch network, wrote down the related assets and goodwill, and centralized its remaining operations in West Palm Beach. In 1999, the Company closed its domestic wholesale branch network, resulting in a 1999 first quarter pre-tax charge of $1.6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

     The domestic segment lost $614,000 in the first quarter of 1999, compared to net income of $511,000 in the first quarter of 1998.

     In the first quarter of 1999, the Company securitized loans (domestic) aggregating $86.9 million and recorded a total gain on sale of $2.7 million and a non-cash gain of $4.4 million. This resulted in a net loss for the domestic subprime segment, excluding non-cash securitization gains, of $4.3 million in the first quarter of 1999, compared to a net loss of $9.1 million in the first quarter of 1998, after applying the effective tax rate for each period to the securitization gains.

     OCN lost $1.7 million in the first quarter of 1999 in its foreign (UK) subprime single family residential lending business as a result of a $900,000 loss related to the Company's investment in Kensington Mortgage Company and a loss of $800,000 related to Ocwen UK.

o MORTGAGE LOAN SERVICING. The $3.6 million increase in net income from mortgage loan servicing reflects an 88% increase in servicing fees as compared to the first quarter of 1998, due to a 71% increase in the average unpaid principal balance of loans serviced for others ($10.44 billion in the first quarter of 1999 compared to $6.12 billion in the first quarter of
     1998).

o OTX. Recently, OTX introduced its RealTrans(SM) software, an update to its e-commerce solution for ordering mortgage and real estate products and services via the Internet, which links banks, brokers, appraisers, agents, title insurers, attorneys and other ancillary service providers to facilitate the closing of mortgage and real estate transactions.

     The losses recorded by OTX reflect the continued investment in the development of this business.

o INVESTMENT SECURITIES. The $5.1 million loss on investment securities during the first quarter of 1998 was primarily due to an $8.5 million impairment loss on the Company's portfolio of AAA-rated agency interest-only securities ("IOs"). The Company discontinued this investment activity and sold the IOs during the second quarter of 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                                                                                Three months ended March 31,
                                                      ----------------------------------------------------------------------------
                                                                       1999                                    1998
                                                      --------------------------------------  ------------------------------------
                                                        Average                   Annualized    Average                 Annualized
                                                        Balance       Interest    Yield/Rate    Balance       Interest  Yield/Rate
                                                      -----------    -----------  ----------  -----------    ---------- ----------
AVERAGE ASSETS:                                                                   (Dollars in thousands)
Federal funds sold and repurchase agreements...       $   285,701    $     3,396      4.75%   $    76,885    $    1,032     5.37%
Securities available for sale (1)..............           491,701         17,189     13.98        529,180         7,945     6.01
Loans available for sale (2)...................           274,817          8,130     11.83        339,394         9,503    11.20
Loan portfolio (2).............................           217,364          6,165     11.35        281,215         6,262     8.91
Discount loan portfolio........................           970,437         30,003     12.37      1,379,114        36,797    10.67
Investment securities and other................            35,957            651      7.24         25,623           485     7.57
                                                      -----------    -----------              -----------    ----------
Total interest-earning assets, interest income.         2,275,977         65,534     11.52      2,631,411        62,024     9.43
                                                                     -----------                             ----------

Non-interest earning cash......................           114,821                                  19,755
Allowance for loan losses......................           (24,903)                                (25,910)
Investments in low-income housing
   tax credit interests........................           147,201                                 131,699
Investment in unconsolidated entities..........            86,286                                  22,067
Real estate owned, net.........................           213,783                                 171,952
Investment in real estate......................            40,268                                  77,565
Other assets...................................           322,094                                 196,487
                                                      -----------                             -----------
   Total assets................................       $ 3,175,527                             $ 3,225,026
                                                      ===========                             ===========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing demand deposits...............       $    64,209           640       3.99%   $    32,912          356     4.33%
Savings deposits...............................             1,566             9       2.30          1,735           10     2.31
Certificates of deposit........................         1,733,722        26,179       6.04      1,790,973       27,479     6.14
                                                      -----------    ----------               -----------   ----------
   Total interest-bearing deposits.............         1,799,497        26,828       5.96      1,825,620       27,845     6.10
Securities sold under agreements to repurchase.            77,271         1,491       7.72        114,633        1,639     5.72
Federal Home Loan Bank advances................                --            --         --          7,481          100     5.35
Obligations outstanding under lines of credit..           242,458         3,724       6.14        284,210        4,520     6.36
Notes, debentures and other....................           225,000         6,755      12.01        226,880        6,752    11.90
                                                      -----------    ----------               -----------   ----------
   Total interest-bearing liabilities,
    interest expense ..........................         2,344,226        38,798       6.62      2,458,824       40,856     6.65
                                                                     ----------                             ----------
Non-interest bearing deposits..................            31,960                                  23,532
Escrow deposits................................           195,125                                 111,094
Other liabilities..............................            39,541                                  75,895
                                                      -----------                             -----------
   Total liabilities...........................         2,604,008                               2,669,345
Capital securities.............................           125,000                                 125,000
Stockholders' equity...........................           439,675                                 430,681
                                                      -----------                             -----------
   Total liabilities and stockholders' equity..       $ 3,175,527                             $ 3,225,026
                                                      ===========                             ===========
Net interest income before provision for
   loan losses.................................                      $   26,736                             $   21,168
                                                                     ==========                             ==========
Net interest rate spread.......................                                      4.90%                                 2.78%
Net interest margin............................                                      4.70%                                 3.22%
Ratio of interest-earning assets to
   interest-bearing liabilities................                97%                                    107%

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

                                                                                    1999 vs. 1998
For the three months ended March 31,                               ----------------------------------------------
                                                                             Increase (decrease) due to
                                                                   ----------------------------------------------
                                                                      Rate             Volume            Total
                                                                   -----------       -----------      -----------
Interest-earning assets:                                                      (Dollars in thousands)
   Federal funds sold and repurchase agreements.............       $      (131)      $     2,495      $     2,364
   Securities available for sale............................             9,845              (601)           9,244
   Loans available for sale.................................               514            (1,887)          (1,373)
   Loan portfolio...........................................             1,502            (1,599)             (97)
   Discount loan portfolio..................................             5,236           (12,030)          (6,794)
   Investment securities and other..........................               (22)              188              166
                                                                   -----------       -----------      -----------
     Total interest-earning assets..........................            16,944           (13,434)           3,510
                                                                   -----------       -----------      -----------

Interest-bearing liabilities:
   Interest-bearing demand deposits.........................               (30)              314              284
   Savings deposits.........................................                --                (1)              (1)
   Certificate of deposit...................................              (431)             (869)          (1,300)
                                                                   -----------       -----------      -----------
     Total interest-bearing deposits........................              (461)             (556)          (1,017)
   Securities sold under agreements to repurchase...........               476              (624)            (148)
   Federal Home Loan Bank advances..........................               (50)              (50)            (100)
   Obligations outstanding under lines of credit............              (796)               --             (796)
   Notes, debentures and other interest-bearing obligations.                59               (56)               3
                                                                   -----------       -----------      -----------
     Total interest-bearing liabilities.....................              (772)           (1,286)          (2,058)
                                                                   -----------       -----------      -----------
Increase in net interest income.............................       $    17,716       $   (12,148)     $     5,568
                                                                   ===========       ===========      ===========

         The Company's net interest income before provision for loan losses of $26.7 million increased $5.6 million or 21% during the three months ended March 31, 1999 as compared to the same period in the prior year. The increase in net interest income reflects a $3.5 million increase in interest income and a $2.1 million decrease in interest expense due to an increase in the net interest spread and a decrease in average interest-bearing liabilities offset by a decreae in average interest-earning assets. The net interest spread increased 212 basis points during the three months ended March 31, 1999 as a result of a 209 basis point increase in the weighted average rate on interest-earning assets and a 3 basis point decrease in the weighted average rate on interest-bearing liabilities. The net impact of these rate changes resulted in a $17.7 million increase in net interest income. Average interest-earning assets decreased by $355.4 million or 14% during the three months ended March 31, 1999 and reduced interest income by $13.4 million, while average interest-bearing liabilities decreased $114.6 million or 5% and reduced interest expense by $1.3 million. The net impact of these volume changes resulted in a decrease of $12.1 million to net interest income. The decrease in average interest-earning assets was primarily due to a $408.7 million decrease in the average balance of discount loans, a $64.6 million decrease in the average balance of loans available for sale and a $63.9 million decrease in loan portfolio, offset by a $208.8 million increase in the average balance of federal funds sold and repurchase agreements. The decrease in average interest-bearing liabilities was primarily due to a $41.8 million decrease in the average balance of obligations outstanding under lines of credit, $37.4 million decrease in the average balance of securities sold under agreements to repurchase and a $26.1 million decrease in the average balance of deposits.

         Interest income on the discount loan portfolio decreased by $6.8 million or 18% in the three months ended March 31, 1999, primarily as a result of a $408.7 million or 30% decrease in the average balance of the discount loan portfolio which was offset by a 170 basis point increase in the weighted average yield earned. The yield on the discount loan portfolio is likely to fluctuate from period to period as a result of the timing of resolutions, particularly the resolution of large multi-family residential and commercial real estate loans, and the mix of the overall portfolio between performing and nonperforming loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         Interest income on loans available for sale decreased $1.4 million or 14% during the first quarter of 1999 as compared to the same period in 1998 primarily as a result of a $64.6 million decrease in the average balance offset by a 63 basis point increase in the weighted average yield earned. The decline in the average balance reflects the closure of domestic branch networks, as well as the acquisition of $292.8 million of loans from the U.S. operations of Cityscape Financial Corp. during the first quarter of 1998.

         Interest income on securities available for sale increased by $9.2 million or 116% during the first quarter of 1999 as compared to the same period in 1998 primarily as a result of a 797 basis point increase in the weighted average yield earned which was offset by a $37.5 million or 7% decline in the average balance of securities available for sale. For the first quarter of 1999, securities available for sale were comprised of AAA-rated collateralized mortgage obligations, which had an average balance of $291.2 million and an average yield of 5.91%, and subordinate and residual securities retained in connection with securitization activities, which had an average balance of $200.5 million and an average yield of 25.71%. In the first quarter of 1998, OCN's securities available for sale included AAA-rated agency interest-only securities ("IOs"), which had an average balance of $197.1 million during that period. The average yield on the IOs was adversely affected by declining interest rates and the resulting increase in prepayment speeds. During the second quarter of 1998, OCN discontinued this investment activity and sold its entire portfolio of IOs.

         The 244 basis point increase in the average yield on the loan portfolio during the first quarter of 1999 was primarily due to $780,000 of additional interest received in connection with the repayment of multi-family construction loans.

         Interest expense on deposits decreased $1.0 million primarily due to a $57.3 million or 3% decrease in the average balance of certificates of deposits.

         Interest expense on obligations outstanding under lines of credit decreased $796,000 primarily due to a $41.8 million decline in the average balance. Lines of credit are used primarily to fund the acquisition and origination of subprime single family loans at OFS and Ocwen UK. The decline in the average balance of the lines of credit during the first quarter of 1999 is consistent with the decline in the average balance of loans available for sale during the same period. For additional information regarding lines of credit, see "Changes in Financial Condition - Obligations Outstanding Under Lines of Credit" and "Liquidity, Commitments and Off-Balance Sheet Risks."

         PROVISIONS FOR LOAN LOSSES. Provisions for losses on loans are charged to operations to maintain an allowance for losses on each of the loan portfolio and the discount loan portfolio at a level which management considers adequate based upon an evaluation of known and inherent risks in such loan portfolios. Management's periodic evaluation is based upon portfolio composition, asset classifications, historical loss experience, current economic conditions and trends, collateral values and other relevant factors.

         The following table sets forth the components of the Company's provision for loan losses for the periods indicated.

                                                                                                         Increase
For the three months ended March 31,                                 1999              1998             (Decrease)
---------------------------------------------------------------   -----------       -----------        -----------
                                                                               (Dollars in thousands)
 Discount loans................................................   $     4,689       $     1,923        $     2,766
 Loan portfolio................................................          (950)              330             (1,280)
                                                                  -----------       -----------        -----------
   Total.......................................................   $     3,739       $     2,253        $     1,486
                                                                  ===========       ===========        ===========

         During the three months ended March 31, 1999, the Company strengthened its allowance for loan losses. At March 31, 1999, OCN had allowances for losses of $23.9 million and $4.0 million on its discount loan and loan portfolios, respectively, which amounted to 2.6% and 2.2% of the respective balances. OCN maintained reserves of 2.0% and 2.1% on its discount loan and loan portfolios, respectively, at December 31, 1998. The negative provision for loan portfolio losses in the first quarter of 1999 reflected a decline in the gross loan portfolio (primarily in commercial real estate mezzanine financing) of approximately $53.8 million during that period. Overall, the Company's aggregate

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

allowance for losses on real estate owned and the loan portfolios remained essentially unchanged at March 31, 1999 as compared to December 31, 1998.

         Although management utilizes its best judgment in providing for possible loan losses, there can be no assurance that the Company will not change its provisions for possible loan losses in subsequent periods to a higher level from that recorded to date in 1999. Changing economic and business conditions, fluctuations in local markets for real estate, future changes in non-performing asset trends, large upward movements in market interest rates or other reasons could affect the Company's future provisions for loan losses. For further discussion and analysis regarding the provisions for loan losses, see "Changes in Financial Condition Allowances for Losses."

         NON-INTEREST INCOME. The following table sets forth the principal components of the Company's non-interest income during the periods indicated.

                                                                                                       Increase
For the three months ended March 31,                                 1999             1998            (Decrease)
-------------------------------------------------------------    -----------       -----------       -----------
                                                                            (Dollars in thousands)
Servicing fees and other charges.............................    $    18,251       $     9,724       $     8,527
Gains on interest-earning assets, net........................         20,142            24,754            (4,612)
Gain on real estate owned, net...............................            629             1,026              (397)
Other income.................................................          6,553             5,877               676
                                                                 -----------       -----------       -----------
     Total...................................................    $    45,575       $    41,381       $     4,194
                                                                 ===========       ===========       ===========

         The increase in servicing fees and other charges of $8.5 million, or 88%, reflects an increase in loan servicing and related fees as a result of an increase in the average balance of loans serviced for others. The unpaid principal balance of loans serviced for others averaged $10.44 billion and $6.12 billion during the three months ended March 31, 1999 and 1998, respectively. The increase in the average balance of loans serviced for others was primarily related to subprime loans and resulted from servicing retained in connection with the securitizations of loans and the acquisition of UK's servicing business by Ocwen UK in April 1998.

         The Company expects to complete construction of its national servicing center in Orlando, Florida in the third quarter of 1999 as scheduled.

         The following table sets forth the Company's loans serviced for others at March 31, 1999.

                                   -----------------------   ----------------------- ----------------------- --------------------
                                        Discount Loans          Subprime Loans (1)        Other Loans               Total
                                   -----------------------   ----------------------- ----------------------- --------------------
                                                 No. of                     No. of                 No. of                 No. of
                                     Amount       Loans         Amount      Loans       Amount      Loans       Amount    Loans
                                   ----------- -----------   ----------- ----------- ----------- ----------- ----------- --------
                                                                         (Dollars in thousands)
Loans securitized ..............   $ 1,116,435      17,923   $ 1,753,726      30,447 $        --          -- $ 2,870,161   48,370

Loans serviced for third
  parties ......................     1,488,797      19,734     4,840,481      77,483     933,499         790   7,262,777   98,007
                                   ----------- -----------   ----------- ----------- ----------- ----------- ----------- --------
                                   $ 2,605,232      37,657   $ 6,594,207     107,930 $   933,499         790 $10,132,938  146,377
                                   =========== ===========   =========== =========== =========== =========== =========== ========

(1) Includes 35,704 loans with an unpaid principal balance of $771.9 million ((pound)479.1 million) which were serviced by Ocwen UK.

         Gain on interest-earning assets for the first quarter of 1999 of $20.1 million was primarily comprised of $16.6 million of securitization gains, as presented in the table below, and $4.4 million of gains on the sale of commercial subordinate securities available for sale. Gain on interest-earning assets, net, for the first quarter of 1998 of $24.8 million was primarily comprised of $24.6 million of securitization gains, as presented in the table below, a $2.0 million gain recognized on the sale of small commercial discount loans and a $2.3 million gain recognized on the sale of certain REMIC residual securities, offset by an $8.5 million impairment loss on the portfolio of IOs which reflected a decline in fair value deemed other than temporary.

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

         The following table sets forth the Company's net gains recognized in connection with the securitization of loans during the periods indicated:

                                                                                                 Book Value
                          Loans Securitized                                                     Of Securities
------------------------------------------------------------------------------                    Retained
                                                                     No. of                      (Non-cash         Cash
              Type of Loans                          Principal        Loans        Net Gain         Gain)       Gain (Loss)
--------------------------------------------        -----------    -----------    -----------    -----------    ----------
                                                                             (Dollars in thousands)
For the three months ended March 31, 1999:
   Single family discount (1)...............        $   137,266          1,694    $    13,899    $     1,907    $   11,992
   Single family subprime...................             86,944            811          2,717          4,432        (1,715)
                                                    -----------    -----------    -----------    -----------    ----------
                                                    $   224,210          2,505    $    16,616    $     6,339    $   10,277
                                                    ===========    ===========    ===========    ===========    ==========

For the three months ended March 31, 1998:
   Single family discount...................        $   227,549          3,777    $    16,698    $    15,917    $      781
   Single family subprime...................            161,400          1,439          7,932          9,862        (1,930)
                                                    -----------    -----------    -----------    -----------    ----------
                                                    $   388,949          5,216    $    24,630    $    25,779    $   (1,149)
                                                    ===========    ===========    ===========    ===========    ==========


(1) Includes 384 loans with an unpaid principal balance of $24.9 million securitized from the loan portfolio.

         The following table sets forth the results of the Company's investment in real estate owned (which does not include investments in real estate), which were primarily related to the discount loan portfolio, during the periods indicated:

For the three months ended March 31,                  1999              1998
------------------------------------------------    ----------       ----------
                                                      (Dollars in thousands)
Gains on sales..................................    $    9,202       $    8,763
Provision for loss in fair value................        (5,061)          (4,234)
Rental income (carrying costs), net.............        (3,512)          (3,503)
                                                    ----------       ----------
  Gain on real estate owned, net................    $      629       $    1,026
                                                    ==========       ==========

         For additional information relating to the Company's real estate owned, see "Changes in Financial Condition-Real Estate Owned."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         NON-INTEREST EXPENSE. Non-interest expense increased $18.1 million in the first quarter of 1999 as compared to the first quarter of 1998, of which $11.0 million and $2.1 million related to Ocwen UK and OTX, respectively. The following table sets forth the principal components of the Company's non-interest expense during the periods indicated.

                                                                                                               Increase
For the three months ended March 31,                                          1999             1998           (Decrease)
----------------------------------------------------------------------    ------------     ------------      ------------
                                                                                       (Dollars in thousands)
Compensation and employee benefits....................................    $     27,211     $     21,482      $      5,729
Occupancy and equipment...............................................          10,637            6,457             4,180
Loan expenses.........................................................           4,128            2,298             1,830
Net operating loss on investments in real estate and certain
  low-income housing tax credit interests.............................           1,848            1,246               602
Amortization of goodwill .............................................             230              371              (141)
Other operating expenses..............................................           8,069            2,157             5,912
                                                                          ------------     ------------      ------------
   Total..............................................................    $     52,123     $     34,011      $     18,112
                                                                          ============     ============      ============

         The increase in compensation and employee benefits during the three months ended March 31, 1999 reflects an increase in the average number of employees from 1,147 during the three months ended March 31, 1998 to 1,620 during the three months ended March 31, 1999. Compensation and employee benefit expense for the first quarter of 1999 includes $5.1 million related to Ocwen UK with an average number of 395 employees.

         The $4.2 million increase in occupancy and equipment expenses during the three months ended March 31, 1999 was primarily due to an increase in technology costs, rent expense and furniture and fixtures. Occupancy and equipment expense for the first quarter of 1999 included $2.1 million related to Ocwen UK.

         The $1.8 million increase in loan expenses in the first quarter of 1999 is primarily related to $1.3 million incurred by Ocwen UK, of which $1.0 million represented broker fees.

         The $5.9 million increase in other operating expenses during the first quarter of 1999 was due primarily to a $1.2 million increase in advertising and a $1.3 million increase in professional fees, primarily consulting.

         EQUITY IN LOSSES OF INVESTMENTS IN UNCONSOLIDATED ENTITIES. During the first quarter of 1999, the Company recorded equity in the losses of its investments in OAC and Ocwen Partnership L.P. ("OPLP"), OAC's operating partnership subsidiary, of $64,000 and $154,000, respectively. The Company owned, through IMI, 1,540,000 or 8.12% of the outstanding common stock of OAC at March 31, 1999. The Company also owned, through IMI, 1,808,733 or 8.71% of the total partnership units of OPLP outstanding at March 31, 1999. The Company began accounting for its investments in OAC and OPLP on the equity method effective May 5, 1998 upon the acquisition of 1,473,733 OPLP units, which increased its combined ownership in OAC and OPLP to 16.83%.

         During the first quarter of 1999, the Company recorded equity in the losses of its investment in Kensington of $1.1 million, including $609,000 of goodwill amortization. At March 31, 1999, the Company owned 36.07% of the total outstanding common stock of Kensington, a leading originator of non-conforming residential mortgages in the UK.

         See "Changes in Financial Condition - Investment in Unconsolidated Entities".

         INCOME TAX EXPENSE. Income tax expense amounted to $2.4 million and $573,000 during the first quarter of 1999 and 1998, respectively. OCN's income tax provision for the first quarter of 1999 reflected an expected tax rate of 19.8% for 1999. OCN's expected income tax rate is less than its statutory income tax rate primarily due to tax credits of $4.5 million and $4.7 million for the first quarter of 1999 and 1998, respectively, resulting from its investment in certain low-income housing tax credit interests. Additionally, 1998 tax expense was reduced as a result of the utilization of $8.6 million of net operating tax loss carryforwards. See "Changes in Financial Condition-Investments in Low Income Housing Tax Credit Interests".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

CHANGES IN FINANCIAL CONDITION

         SECURITIES AVAILABLE FOR SALE. At March 31, 1999, securities available for sale amounted to $566.7 million or 18% of the Company's total assets as compared to $593.3 million or 18% of total assets at December 31, 1998. Securities available for sale are carried at fair value with unrealized gains or losses reported as a separate component of stockholders' equity net of deferred taxes. Unrealized losses on securities that reflect a decline in value which is other than temporary are charged to earnings. Securities available for sale at March 31, 1999 included an aggregate of $25.2 million of net unrealized gains ($29.2 million of gross gains and $4.0 million of gross losses) as compared to $21.7 million of unrealized gains ($22.0 million of gross gains and $335,000 of gross losses) at December 31, 1998.

         The following table sets forth the carrying value (which represents fair value) of the Company's securities available for sale at the dates indicated.

                                                                     Increase (Decrease)
                                           March 31,  December 31,  ----------------------
                                             1999        1998        Dollars      Percent
                                           ---------  ------------  ---------    ---------
Mortgage-related securities:                            (Dollars in thousands)
   Single-family residential:
     CMOs (AAA-rated) ..................   $ 322,944   $ 344,199    $ (21,255)          (6)%
   Subordinates:
     BB-rated ..........................       8,255       8,517         (262)          (3)
     B-rated ...........................       6,912       6,344          568            9
     Unrated ...........................      38,878      40,595       (1,717)          (4)
   Subprime residuals:
     AAA-rated .........................       5,646       6,931       (1,285)         (19)
     BBB-rated .........................      17,080      17,593         (513)          (3)
     Unrated ...........................     162,433     152,951        9,482            6
                                           ---------   ---------    ---------    ---------
                                             562,148     577,130      (14,982)          (3)
                                           ---------   ---------    ---------    ---------
Multi-family residential and commercial:
   Interest-only:
     AAA-rated .........................         257         154          103           11
     BB-rated ..........................           5           2            3          150
     B-rated ...........................          --          --           --           --
     Unrated ...........................          --          --           --           --
   Subordinates:
     B-rated ...........................       4,219       8,813       (4,594)         (52)
     Unrated ...........................         110       7,248       (7,138)         (98)
                                           ---------   ---------    ---------    ---------
                                               4,591      16,217      (11,626)         (72)
                                           ---------   ---------    ---------    ---------
     Total .............................   $ 566,739   $ 593,347    $ (26,608)          (4)
                                           =========   =========    =========    =========

         The Company's securities available for sale decreased by $26.6 million or 4% during the first quarter of 1999, due primarily to $128.6 million of maturities and principal repayments and $7.3 million of net premium amortization which was offset by $99.1 million of purchases and $6.3 million of subordinates and residual securities acquired in connection with the Company's securitizations of loans.

         At March 31, 1999, the fair value of the Company's investment in subordinate and residual interests amounted to $243.5 million ($218.9 million of amortized cost) or 43% of total securities available for sale and supported senior classes of securities having an outstanding principal balance of $3.89 billion. Because of their subordinate position, subordinated and residual classes of mortgage-related securities provide protection to and involve more risk than the senior classes. Specifically, when cash flow is impaired, debt service goes first to the holders of senior classes. In addition, incoming cash flows may be held in a reserve fund to meet any future repayments until the holders of senior classes have been paid and, when appropriate, until a specified level of funds has been contributed to the reserve fund. Further, residual interests exhibit considerably more price volatility than mortgages or ordinary mortgage pass-through securities, due in part to the uncertain cash flows that result from changes in the prepayment rates of the underlying mortgages. Lastly, subordinate and residual interests involve substantially more credit risk than the senior classes of the mortgage-related securities to which such interests relate and generally are not as liquid as the senior classes.

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

         The Company determines the present value of anticipated cash flows at the time each securitization transaction closes, utilizing valuation assumptions appropriate for each particular transaction. The significant valuation assumptions include the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, the Company currently applies a discount rate of 18% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During 1998 and the first quarter of 1999, the Company utilized proprietary prepayment curves generated by the Company (reaching an approximate range of annualized rates of 30%-40%). In its estimates of annual loss rates, the Company utilizes assumptions that it believes are reasonable. The Company estimates annual losses of between 0.22% and 2.06% of the underlying loans.

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

         The credit risk of mortgage related securities is affected by the nature of the underlying mortgage loans. In this regard, the risk of loss on securities backed by commercial and multi-family loans and single-family residential loans made to borrowers who, because of prior credit problems, the absence of a credit history or other factors, are unable or unwilling to qualify as borrowers under guidelines established by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") for purchases of loans by such agencies, generally involve more risk than securities backed by single-family residential loans which conform to the requirements established by FHLMC and FNMA for their purchase by such agencies.

         The Company adjusts its securities portfolio to market value at the end of each month based upon the lower of dealer quotations or internal values, subject to an internal review process. For those securities which do not have an available market quotation, the Company will request market values and underlying assumptions from the various securities dealers that underwrote, are currently financing the securities, or have had prior experience with the type of security to be valued. When quotations are obtained from two or more dealers, the average dealer quote will be utilized.

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

         It is intended that any securities retained by the Bank resulting from the securititization of assets held by it directly will be distributed to the Company as a dividend, subject to the Bank's ability to declare such dividends under applicable limitations. During the first quarter of 1999, a subordinate security with a fair value of $3.5 million was distributed by the Bank to the Company in the form of a dividend. At March 31, 1999, the Bank held two subordinate securities with an aggregate fair value of $11.8 million ($11.7 million of amortized cost).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following tables detail the Company's securities available for sale portfolio at March 31, 1999, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors.

                                                                                            Subordi-      Yield to
                                                                 Class Size                 nation/OC   Maturity At:
                                     Issue           Rating  ------------------   Interest  Level At: ----------------
  Securitization (Issuer)   Security Date   Rating  Agencies Issuance   3/31/99  Percentage 3/31/99   Purchase 3/31/99
  ------------------------- -------  ----   ------  -------- --------  --------  ---------- -------   -------- -------
  SINGLE-FAMILY RESIDENTIAL                                  (Dollars In thousands)
  Subordinates:
   BCF 1996 R1(5)..........   B3    Oct-96    NR     (a),(b) $ 70,773  $ 50,553    50.00%    None%    15.70%   14.50
   BCF 1997 R1(5)..........   B4    Mar-97    NR     (b),(c)   21,784    13,521    49.71     None     13.46    (3.77)
   BCF 97 R2 (5)...........   B4    Jun-97 Ba2, BB   (b),(c)    6,358     6,048    73.54     7.57      9.58    12.01
                              B5             B2,B               6,264     5,958    73.54     4.31     10.74    15.16
                              B6              NR               13,883     7,900    73.54     None     15.98     3.99
   BCF 1997 R3 (5).........   B4    Dec-97    NR     (b),(d)   69,582    57,940    50.24     None     15.84     5.25
   ORMBS 1998 R1 (6).......   B4    Mar-98    NR     (b),(d)  101,774    94,449    50.34     None     20.50     9.50
   ORMBS 1998 R2 (6).......   B4A   Jun-98   Ba2     (b)        1,056     1,043   100.00     6.96     13.22    14.10
                              B4F            Ba2                  937       917   100.00     7.68     19.23    12.01
                              B5A             B2                  880       869   100.00     5.56     23.78    21.89
                              B5F             B2                  937       917   100.00     5.79     11.78    18.18
                              B6A             NR                3,696     3,480   100.00     None     16.72    40.83
                              B6F             NR                3,345     3,088   100.00     None     19.50    18.50
   ORMBS 1998 R3 (6).......   B4    Sep-98 Ba2, BB   (b),(d)   11,765    11,651    85.87     13.62    11.71    11.65
                              B5            B2, B               9,151     9,062    85.87     10.03    16.54    11.51
                              B6              NR               26,145    25,294    85.87     None     18.00    11.39
   ORMBS 1999 RI  (6)......   B5A   Mar-99  B2, B    (b),(d)    1,630     1,630   100.00     5.89     17.73    17.73
                              B5F           B2, B               1,843     1,843   100.00     5.00     17.74    17.74
                              B6A             NR                3,586     3,586   100.00     None     18.00    18.00
                              B6F             NR                4,299     4,299   100.00     None     18.00    18.00
  Subprime residuals:
   SBMS 1996 3 (1).........    R    Jun-96    NR     (a),(b)  130,062    44,059   100.00     11.00    15.52     2.16
   MLM1 1996 1 (2).........    R    Sep-96    NR     (a),(b)   81,142    29,150   100.00     15.07    15.16     5.19
   MS 1997 1 (3)...........   X1    Jun-97    NR     (a),(b)   17,727    12,976   100.00     3.07     21.47    13.57
                              X2                               87,118    47,439   100.00     5.51     20.38    10.90
   1997 OFS 2 (4)..........    X    Sep-97    NR     (a),(b)  102,201    63,035   100.00     5.06     19.65    10.26
   1997 OFS 3 (4)..........    X    Dec-97    NR     (a),(b)  208,784   147,806   100.00     4.24     19.59    15.52
   1998 OFS 1 (4)..........    X    Mar-98    NR     (b),(d)  161,400   126,187   100.00     2.43     18.00    15.77
   1998 OFS 2 (4)..........    X    Jun-98    NR     (a),(b)  382,715   275,274   100.00     3.93     19.46     5.54
   1998 OFS 3 (4)..........    X    Sep-98    NR     (a),(d)  261,649   243,681   100.00     2.25     18.00    19.06
   1998 OFS 4 (4)..........    X    Dec-98    NR     (a),(b)  349,000   344,537   100.00     1.15     18.00    25.39
                                                     (c)
   OML 1 (7)...............    R    Jun-98    NR     (a),(d)  368,742   282,013   100.00     RF       20.72    48.04
                                                                                             $9,184
   OML 2 (7)............... DAC-IO  Nov-98 Aaa,AAA   (b),(c)  114,819   112,146   100.00     RF       28.50    22.42
                                                                                             $18,208
                               B             Baa2,             17,593    17,080   100.00              12.50    11.89
                                             BBB
                               R              NR              195,832   172,286   100.00              36.50    19.83
                               S              NR                6,639     6,313   100.00              25.30    27.06
MULTI-FAMILY AND COMMERCIAL
  Subordinates:
   BCF 1997 C1 (5).........    F    Dec-97    B      (c)        3,210     3,210   100.00     N/A      10.35    11.88
                               G              NR               12,197    12,202   100.00              15.00    20.80
   FNMA 1995 M2 (9) .......    M    Jun-95    NR     (c)      100,275    10,901   100.00     None       N/A      N/A
   BFB & T 1994 (10) ......    C    Nov-94    B      (d)        4,040     4,040   100.00     N/A        N/A      N/A
  Interest-only:
   BCF 1997 C1 (5).........   XI    Dec-97    NR     (c)       67,350    31,631   100.00     N/A       6.93    52.05
                              X2              NR               35,359    24,486   100.00               8.53    35.95
                             E-IO             BB               10,271    10,271   100.00               7.00    35.53
   CSFS 1996-1R
   (ITT 94-P1) (8) ........   4B2   Oct-96    NR     (b),(c)    1,046       225   100.00     None       N/A      N/A
ISSUERS:
(1) Salomon Brothers Mortgage Securities VII      (6)  Ocwen Residential MBS Corporation         RATING AGENCIES:
(2) Merrill Lynch Mortgage Investors, Inc.        (7)  Ocwen Mortgage Loans                      (a)  S&P
(3) Morgan Stanley ABS Capital I, Inc.            (8)  Credit  Suisse First Boston (ITT Federal  (b)  Moody's
(4) Ocwen Mortgage Loan Asset Backed Certificates      Bank, FSB)                                (c)  Fitch
(5) BlackRock Capital Finance L.P.                (9)  Federal National Mortgage Association     (d)  DCR
                                                  (10) Berkley Federal Bank & Trust
--------------------------------------------------------------------------------------------------------------------

N/A - Not Available                               RF - Reserve funds are actual cash reserves


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                                      Weighted   Weighted      Total     Actual Life Actual Life
                                       Average    Average    Delinquency   to Date    to Date                    Collateral Balance
                                      Coupon At  LTV/DSCR        At        CPR At     Losses     Product Type At ------------------
Securitization (Issuer)   Security    3/31/99    At 3/31/99    3/31/99     3/31/99    3/31/99        3/31/99     Issuance  3/31/99
-----------------------   --------    ---------  ----------  ----------- ----------- ----------- --------------- --------- -------
  SINGLE-FAMILY RESIDENTIAL                                           (Dollars in thousands)
  Subordinates:
   BCF 1996 R1 (5).........   B3         10.06%    101.54%     13.89%       12.91%  $  17,326   98% Fixed, 2% ARM 505,613 338,215
   BCF 1997 R1 (5).........   B4         10.08     114.27      24.80        12.15       7,689   97% Fixed, 3% ARM 177,823 132,434
   BCF 97 R2 (5)...........   B4          8.28      85.46      26.02        11.83       4,489   26% Fixed, 74%ARM 251,790 183,386
                              B5
                              B6
   BCF 1997 R3 (5).........   B4          9.65     110.88      22.72         8.99       9,932   98% Fixed, 2% ARM 579,851 497,841
   ORMBS 1998 R1 (6).......   B4          8.97      90.78      20.77         5.82       5,613   98% Fixed, 2% ARM 565,411 533,567
   ORMBS 1998 R2 (6).......  B4A          9.23      92.72      26.27        10.03         504   44% Fixed, 56%ARM 123,917 110,677
                             B4F
                             B5A
                             B5F
                             B6A
                             B6F
   ORMBS 1998 R3 (6).......   B4          8.97     119.54      27.32         4.58         414   98% Fixed, 2% ARM 261,452 257,693
                              B5
                              B6
   ORMBS 1999 R1 (6).......  B5A          9.03      86.41         --           --          --   56% Fixed 44% ARM 147,101 147,101
                             B5F
                             B6A
                             B6F

  Subprime residuals:
   SBMS 1996 3 (1).........   R          11.16      69.98      19.73        32.13       2,497   55% Fixed, 45%ARM 130,062  44,059
   MLM1 1996 1 (2).........   R          11.38      73.16      26.18        33.20       1,287   32% Fixed, 68%ARM  81,142  29,150
   MS 1997 1 (3)...........   X1         10.58      74.29      15.70        26.58         680   22% Fixed, 78%ARM  17,727  12,976
                              X2         10.49      73.97                                                          87,118  47,439
   1997 OFS 2 (4)..........   X          10.27      74.37      15.26        27.10         372   17% Fixed, 83%ARM 102,201  63,035
   1997 OFS 3 (4)..........   X          10.16      77.72      16.67        23.68         277   17% Fixed, 83%ARM 208,784 147,806
   1998 OFS 1 (4)..........   X          10.36      77.26      16.21        21.45         434   14% Fixed, 86%ARM 161,400 126,187
   1998 OFS 2 (4)..........   X          10.79      73.65      12.09        35.13         251   38% Fixed, 62%ARM 382,715 275,274
   1998 OFS 3 (4)..........   X          10.40      75.60      14.04        12.76          78   27% Fixed, 73%ARM 261,649 243,681
   1998 OFS 4 (4)..........   X          10.50      75.77       9.38         4.53          --   40% Fixed, 60%ARM 349,000 344,537
   OML 1 (7)...............   R          13.68        N/A      24.49        23.63          78   100% UK Subprime  368,742 282,013
   OML 2 (7)............... DAC-IO       12.49        N/A      37.16        24.04         429   100% UK Subprime  195,832 172,286
                              B
                              R
                              S

MULTI-FAMILY AND COMMERCIAL
  Subordinates:
   BCF 1997 C1 (5).........   F          10.34       2.01      13.31          N/A          --   19% Multi-family, 128,387  82,164
                                                                                                18% Hotel, 15%
                                                                                                Industrial
                              G
   FNMA 1995 M2 (9)........   M           9.50       1.34         --         9.99          --   100%              216,797 142,789
                                                                                                Multi-family
   BFB&T 1994 1 (10).......   C            N/A        N/A        N/A          N/A         N/A   100% Multi-family  42,441  42,441
  Interest-only:
   BCF 1997 C1 (5).........   XI         10.34       2.01      13.31          N/A          --   19% Multi-family, 128,387  82,164
                              X2                                                                18% Hotel, 15%
                             E-IO                                                               Industrial
   CSFB 1996 1R
   (ITT 94-P1) (8) ......    4B2          7.13        N/A       2.16          N/A         155   100% 1-Year CMT   393,785  34,908

                                                               32

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underly the Company's securities available for sale portfolio at March 31, 1999.

  Description                     California      Texas        Florida     New York     Maryland      Other (1)         Total
  -----------                     ----------      -----        -------     --------     --------      ----------     ----------
                                                                     (Dollars in thousands)
 Single family residential......    $650,389     $256,539      $229,745     $164,429     $160,548     $1,575,371     $3,037,021

  Multi-family and commercial...      96,643        2,704        29,802       53,519        9,741        158,526        350,935
                                    --------     --------      --------     --------     --------     ----------     ----------

  Total.........................    $747,032     $259,243      $259,547     $217,948     $170,289     $1,733,897     $3,387,956
                                    ========     ========      ========     ========     ========     ==========     ==========

  Percentage (2)................        22.0%         7.7%          7.7%         6.4%         5.0%          51.2%         100.0%
                                    ========     ========      ========     ========     ========     ==========     ==========

(1)      No other individual state makes up more than 5% of the total.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

         The following table summarizes information relating to the Company's mortgage-related securities available for sale at March 31, 1999.

                                                                                       ANTICIPATED
                                                                                       UNLEVERAGED               ANTICIPATED
                                                                           ORIGINAL     YIELD TO                   WEIGHTED
                                                                          ANTICIPATED   MATURITY                   AVERAGE
                                   AMORTIZED                   PERCENT     YIELD TO        AT                     REMAINING
       RATING/DESCRIPTION            COST       FAIR VALUE      OWNED      MATURITY    3/31/99(1)     COUPON       LIFE (2)
--------------------------------  -----------  ------------  ----------  ------------  ------------  --------    ----------
                                                                    (Dollars in thousands)
 SINGLE-FAMILY RESIDENTIAL:
     BB-rated subordinates......    $  8,613     $  8,255       84.32%       14.33%       11.65%        6.75%       11.47
     B-rated subordinates.......       6,934        6,912       86.13        16.37        13.86         6.85         6.76
     Unrated subordinates.......      36,724       38,878       55.28        14.26        10.70         8.06         1.58
     AAA-rated subprime
     residuals..................       5,736        5,646      100.00        28.50        22.32         2.50         1.58
     BBB-rated subprime
     residuals..................      15,000       17,080      100.00         2.50        11.89         8.29         3.34
     Unrated subprime residuals.     141,847      162,433      100.00        21.57        19.52           --         5.19

 MULTI-FAMILY AND COMMERCIAL:
     AAA-rated interest-only....          63          257      100.00           --        28.65         0.32         1.89
     BB-rated interest only.....          --            5       26.00        26.00        35.53         2.30         2.15
     B-rated subordinates.......       3,730        4,219       51.20        11.05        11.88        10.65         6.98
     Unrated subordinates.......         254          110       51.20        21.62        20.80         9.81         7.60

(1)      Changes in the March 31, 1999  anticipated  yield to maturity from that
         originally   anticipated   are  primarily  the  result  of  changes  in
         prepayment assumptions and, to a lesser extent, loss assumptions.

(2) Equals the weighted average duration based on March 31, 1999 book value.

         The  following  table sets forth the  property  types of the  Company's commercial mortgage-backed securities at March 31, 1999, based upon the principal amount.
                                                                Percentage
                                     Property type               Invested
                           ---------------------------------  -------------
                           Multi-family.....................         70.50%
                           Lodging..........................          6.70
                           Warehouse........................          5.57
                           Mixed use........................          4.96
                           Office...........................          4.58
                           Retail...........................          3.35
                           Self-storage.....................          1.00

                           Other............................          3.34
                                                              ------------
                           Total............................        100.00%
                                                              ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following is a glossary of terms included in the above tables.

         ACTUAL LIFE TO DATE CPR - The Constant Prepayment Rate is used to measure the average prepayment rate for the underlying mortgage pool(s) over the period of time lapsed since the issuance of the securities through the date indicated and is calculated as follows:


                                  _                                                                _
                                 |                                                                  |
                                 |                                                                  |
                                 |                                                                  |
                                 | ( 1 - Final Aggregate Balance ACTUAL    )   (       12         ) |
                                 | (     --------------------------------- ) X ( ---------------- ) |
                                 | (     Final Aggregate Balance SCHEDULED )   ( Months in Period ) |
 Actual Life-to-Date CPR = 100 X |                                                                  |
                                 |_                                                                _|

         FINAL AGGREGATE BALANCE - Represents the sum of (actual or scheduled) loan balances at the end of the period.

         ACTUAL LIFE-TO-DATE LOSSES - Represents cumulative losses of the original collateral at the indicated date.

         CLASS SIZE - Represents the percentage size of a particular class relative to the total outstanding balance of all classes. Class Size for subprime residuals is equal to the Collateral Balance at the respective date.

         COLLATERAL BALANCE - Represents, in the case of residuals, the unpaid principal balance of the collateral of the entire securities at the indicated date and, in the case of subordinates, the outstanding principal balance of the security at the indicated date.

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

         RATING - Refers to the credit rating designated by the rating agency for each securitization transaction. Classes designated "A" have a superior claim on payment to those rated "B", which are superior to those rated "C." Additionally, multiple letters have a superior claim to designations with fewer letters. Thus, for example, "BBB" is superior to "BB," which in turn is superior to "B." The lower class designations in any securitization will receive interest payments subsequent to senior classes and will experience losses prior to any senior class. The lowest potential class designation is not rated ("NR") which, if included in a securitization, will always receive interest last and experience losses first. IO securities receive the excess interest remaining after the interest payments have been made on all senior classes of bonds based on their respective principal balances. There is no principal associated with IO securities and they are considered liquidated when the particular class they are contractually tied to is paid down to zero. Principal only ("PO") securities receive excess principal payments after the principal has been made on all classes of bonds based on their respective payment schedules. There is no interest associated with PO securities and they are sold at a discount. The return on PO securities is earned through the receipt of the payments and the collection of the discounted amount.

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

         TOTAL DELINQUENCY - Represents the total unpaid principal balance of loans more than 30 days delinquent at the indicated date as a percentage of the unpaid principal balance of the collateral at such date.

         WEIGHTED   AVERAGE  COUPON  -  Represents  the  interest  rate  of  the underlying mortgage loans weighted by the unpaid principal balance of the underlying mortgage loans at the respective date.

         WEIGHTED AVERAGE DSCR - Represents debt service coverage ratio, which is calculated by dividing cash flow available for debt service by debt service and applies to the multi-family and commercial securities.

         WEIGHTED AVERAGE LTV - Represents the ratio of the loan amount to the value of the underlying collateral and applies to the single-family residential securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         YIELD TO MATURITY -Yield to maturity represents a measure of the average rate of return that is earned on a security if held to maturity.

         LOANS AVAILABLE FOR SALE. The Company's loans available for sale at March 31, 1999, which are carried at the lower of cost or fair value, increased by $196.2 million or 110% from December 31, 1998, and consist primarily of single family residential loans to subprime borrowers. The Company generally intends to sell or securitize its single family residential loans to subprime borrowers and, as a result, all of such loans were classified as available for sale at March 31, 1999 and December 31, 1998. The Company's single family residential lending activities to subprime borrowers is conducted by OFS and Ocwen UK.

         The following table sets forth the composition of the Company's loans available for sale by type of loan at the dates indicated.


                                            March 31,         December 31,
                                              1999                1998
                                          ------------       -------------
                                               (Dollars in thousands)
Single family residential loans........   $    373,863       $     177,578
Consumer loans.........................            231                 269
                                          ------------       -------------
                                          $    374,094       $     177,847
                                          ============       =============

         The following table sets forth the activity in the Company's net loans available for sale during the periods indicated.


For the three months ended March 31,                                        1999              1998
----------------------------------------------------------------------   -----------      -----------
                                                                            (Dollars in thousands)
Balance at beginning of period........................................   $   177,847      $   177,041
Purchases: (1) (2)
   Single family residential..........................................        14,663          321,720
Originations: (1)
   Single family residential..........................................       298,803          182,522
Sales (3).............................................................      (101,465)        (166,159)
Increase (decrease) in lower of cost or market reserve................          (645)            (327)
Principal repayments, net of capitalized interest.....................       (10,290)         (21,003)
Transfer to real estate owned.........................................        (4,819)            (688)
                                                                         -----------      -----------
   Net increase (decrease) in loans...................................       196,247          316,065
                                                                         -----------      -----------
Balance at end of period..............................................   $   374,094      $   493,106
                                                                         ===========      ===========

(1) During the three months ended March 31, 1999 and 1998, the Company purchased and originated $300.9 million and $479.8 million, respectively, of single family residential loans to subprime borrowers.

(2) Purchases of single family residential loans during the three months ended March 31, 1998 include $292.8 million purchased from the U.S. operations of Cityscape Financial Corp.

(3) Included in sales for the three months ended March 31,1999, is the securitization of 811 domestic subprime single family loans with an aggregate unpaid principal balance of $86.9 million. Included in sales for the three months ended March 31, 1998 is the securitization of 1,439 domestic subprime single family loans with an aggregate unpaid principal balance of $161.4 million.


         The loans available for sale portfolio is secured by mortgages on properties geographically located throughout the United States and the United Kingdom. The following table sets forth the five states or countries in which the largest amount of properties securing the Company's loans available for sale were located at March 31, 1999:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                                             Single-family
                             Consumer         Residential            Total
                            -----------      -------------        -----------
                                         (Dollars in thousands)
UK....................      $        --      $     235,795        $   235,795
California............               --             30,271             30,271
Florida...............              111             20,764             20,875
Illinois..............               --             10,622             10,622
New Jersey............               --             10,575             10,575
Other(1)..............              120             65,836             65,956
                            -----------      -------------        -----------
Total.................      $       231      $     373,863        $   374,094
                            ===========      =============        ===========

(1) Consists of properties located in 40 other states, none of which aggregated over $10.5 million in any one state.


         The following table presents a summary of the Company's non-performing loans (loans which were past due 90 days or more) in the loans available for sale portfolio at the dates indicated:

                                              March 31,           December 31,
                                                1999                  1998
                                            -------------        -------------
                                                  (Dollars in thousands)
Non-performing loans:
   Single-family (1)...................            34,515               39,415
   Consumer............................                 6                    9
                                            -------------        -------------
                                            $      34,521        $      39,424
                                            =============        =============
Non-performing loans as a percentage of:
   Total loans available for sale......              9.23%               22.17%
   Total assets........................              1.10%                1.19%

(1)      Includes   $10.7   million   ((pound)6.6   million)  and  $7.2  million
         ((pound)5.4 million) of non-performing loans related to Ocwen UK at March 31, 1999 and December 31, 1998, respectively.

         Non-performing loans consist primarily of subprime single-family residential loans reflecting the higher risks of default associated with such loans. Although subprime loans generally have higher levels of default than prime loans, the Company believes that the borrower's equity in the security property and the Company's expertise in the area of resolution mitigates the higher default risk.

         DISCOUNT LOAN PORTFOLIO. At March 31, 1999, the Company's net discount loan portfolio amounted to $893.2 million or 29% of the Company's total assets. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated.

                                                         March 31,       December 31,
                                                           1999              1998
                                                       ------------      ------------
                                                            (Dollars in thousands)
Single family residential loans......................  $    434,442      $    597,100
Multi-family residential loans.......................       240,974           244,172
Commercial real estate loans (1).....................       430,940           449,010
Other loans..........................................        16,873            10,144
                                                       ------------      ------------
   Total discount loans..............................     1,123,229         1,300,426
Unaccreted discount (2)..............................      (206,181)         (252,513)
                                                       ------------      ------------
                                                            917,048         1,047,913
Allowance for loan losses............................       (23,868)          (21,402)
                                                       ------------      ------------
   Discount loans, net (3)...........................  $    893,180      $  1,026,511
                                                       ============      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

(1) The balance at March 31, 1999 consisted of $126.2 million of loans secured by office buildings, $100.2 million of loans secured by hotels, $26.5 million of loans secured by retail properties or shopping centers and $178.0 million of loans secured by other properties. The balance at December 31, 1998, consisted of $154.1 million of loans secured by office buildings, $100.4 million of loans secured by hotels, $21.2 million of loans secured by retail properties or shopping centers and $173.3 million of loans secured by other properties.

(2) The balance at March 31, 1999 consisted of $118.4 million on single family residential loans, $19.3 million on multi-family residential loans, $67.2 million on commercial real estate loans and $1.3 million on other loans. The balance at December 31, 1998 consisted of $161.6 million on single family residential loans, $20.8 million on multi-family residential loans, $69.8 million on commercial real estate loans and $300,000 on other loans.

(3) The discount loan portfolio at March 31, 1999 included $11.3 million of charged-off unsecured credit card receivables which were acquired at a discount. Collections are accounted for under the cost recovery method and resulted in the recognition of $204,000 of (interest) income during the first quarter of 1999.

         The discount loan portfolio is secured by mortgages on properties geographically located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's discount loans were located at March 31, 1999.

                                                                                Commercial
                                     Single-family         Multi-family         Real Estate
                                      Residential          Residential           and Other              Total
                                     -------------        -------------        -------------        -------------
                                                                (Dollars in thousands)
California....................       $      39,050        $      22,046        $     106,650        $     167,746
Illinois......................              12,959               94,867                   --              107,826
Michigan......................               5,822               64,743               26,397               96,962
New York......................              31,798                7,047               52,477               91,322
New Jersey....................              44,416                  859                9,456               54,731
Other (1).....................             181,874               32,126              184,461              398,461
                                     -------------        -------------        -------------        -------------
    Total.....................       $     315,919        $     221,688        $     379,441        $     917,048
                                     =============        =============        =============        =============

(1) Consists of properties located in 45 other states, none of which aggregated over $45.9 million in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following tables set forth the activity in the Company's net discount loan portfolio during the periods indicated.

                                                              Three months ended March 31
                                               ------------------------------------------------------
                                                         1999                          1998
                                               ------------------------      ------------------------
                                                                No. of                        No. of
                                                 Balance        Loans          Balance        Loans
                                               -----------    ---------      -----------    ---------
                                                                (Dollars in thousands)
Balance at beginning of period, net.....       $ 1,026,511        8,100      $ 1,434,176       12,980
Acquisitions(1).........................           104,957          565           90,550          572
Resolutions and repayments (2)..........           (49,063)        (223)         (75,526)        (497)
Loans transferred to real estate owned..           (70,694)        (702)         (64,803)        (687)
Sales(3)................................          (162,397)      (1,698)        (240,363)      (3,797)
Decrease in discount....................            46,332           --           23,586           --
(Increase) decrease in allowance........            (2,466)          --            4,003           --
                                               -----------    ---------      -----------    ---------
Balance at end of period, net...........       $   893,180        6,042      $ 1,171,623        8,571
                                               ===========    =========      ===========    =========

(1) During the three months ended March 31, 1999, acquisitions consisted primarily of $40.9 million of single family residential loans, $32.7 million of multi-family residential loans, $24.8 million of commercial real estate loans and $6.6 million of other loans. For the three months ended March 31, 1998, acquisitions consisted primarily of $41.4 million of single family residential loans, $3.0 million of multi-family residential loans, $41.2 million of commercial real estate loans and $5.0 million of other loans.

(2) Resolutions and repayments consists of loans which were resolved in a manner which resulted in partial or full repayment of the loan to the Company, as well as principal payments on loans which have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans which have not been resolved.

(3) Included in sales for the three months ended March 31, 1999 is the securitization of 1,310 discount single family residential mortgage loans with an aggregate unpaid principal balance of $112.4 million. Included in sales for the three months ended March 31, 1998 is the securitization of 3,777 discount single family residential mortgage loans with an aggregate unpaid principal balance of $227.5 million.

         The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated.

                                                           March 31, 1999             December 31, 1998
                                                       -----------------------     ----------------------
                                                       Principal        % of       Principal       % of
                                                         Amount         Loans        Amount        Loans
                                                       ----------      -------     ----------     -------
Loans without Forbearance Agreements:                                (Dollars in thousands)
   Current.......................................      $  555,682        49.47%    $  578,269       44.47%
   Past due 31 to 89 days........................          29,530         2.63         35,555        2.73
   Past due 90 days or more......................         390,317        34.75        509,838       39.21
   Acquired and servicing not yet transferred....          44,848         3.99         57,048        4.39
                                                       ----------      -------     ----------     -------
     Subtotal....................................       1,020,377        90.84      1,180,710       90.80
                                                       ----------      -------     ----------     -------

Loans with Forbearance Agreements:
   Current.......................................             611         0.05          1,180        0.09
   Past due 31 to 89 days........................           3,223         0.29          4,046        0.31
   Past due 90 days or more (1)..................          99,018         8.82        114,490        8.80
                                                       ----------      -------     ----------     -------
     Subtotal....................................         102,852         9.16        119,716        9.20
                                                       ----------      -------     ----------     -------

Total............................................      $1,123,229       100.00%    $1,300,426      100.00%
                                                       ==========      =======     ==========     =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

(1) Includes $95.6 million of loans which were less than 90 days past due under the terms of the forbearance agreements at March 31, 1999, of which $72.1 million were current and $23.5 million were past due 31 to 89 days. Includes $110.1 million of loans which were less than 90 days past due under the terms of the forbearance agreements at December 31, 1998, of which $77.9 million were current and $32.2 million were past due 31 to 89 days.

         For discussion and analysis regarding the allowance for loan losses on discount loans, see "Changes in Financial Condition - Allowance for Losses" below.

         LOAN PORTFOLIO. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                            March 31,       December 31,
                                                              1999              1998
                                                          ------------      ------------
                                                              (Dollars in thousands)
Single family residential loans.........................  $      3,058      $     30,361
Multi-family residential loans:
   Permanent............................................        38,030            53,311
   Construction.........................................        17,173            22,288
                                                          ------------      ------------
                                                                55,203            75,599
                                                          ------------      ------------
Commercial real estate and land loans:
   Hotel:
     Permanent..........................................        29,599            29,735
     Construction.......................................         6,484             6,896
   Office buildings.....................................        93,261            93,068
   Land.................................................         2,266             2,266
   Other................................................            --             6,762
                                                          ------------      ------------
     Total..............................................       131,610           138,727
                                                          ------------      ------------
Consumer................................................           118               132
                                                          ------------      ------------
     Total loans........................................       189,989           244,819
Undisbursed loan funds..................................        (6,506)           (7,099)
Unaccreted discount.....................................        (2,002)           (2,480)
Allowance for loan losses...............................        (3,970)           (4,928)
                                                          ------------      ------------
     Loans, net.........................................  $    177,511      $    230,312
                                                          ============      ============

         The loan portfolio is secured by mortgages on properties geographically located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loan portfolio were located at March 31, 1999.

                    Single-family     Multi-family     Commercial
                     Residential       Residential     Real Estate         Consumer             Total
                    -------------     ------------     -----------         --------       -----------
                                                  (Dollars in thousands)
New York.......      $        307     $      9,659     $   24,370          $     46       $    34,382
Florida........                --               --         20,727                --            20,727
Virginia.......                --               --         15,996                --            15,996
Illinois.......                55               --         11,916                --            11,971
California.....                21            6,346          4,521                --            10,888
Other (1)......             2,675           39,198         54,080                72            96,025
                     ------------     ------------     ----------          --------       -----------
Total..........      $      3,058     $     55,203     $  131,610          $    118       $   189,989
                     ============     ============     ==========          ========       ===========

(1) Consists of properties located in 22 other states, none of which aggregated over $10.7 million in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated.

For the three months ended March 31,                       1999          1998
                                                         ---------    ---------
                                                         (Dollars in thousands)
Balance at beginning of period .......................   $ 244,819    $ 294,925
Originations:
   Multi-family residential loans ....................       2,467       13,771
   Commercial real estate loans and land loans .......       5,100       18,985
   Commercial non-mortgage and consumer loans ........          --           --
                                                         ---------    ---------
     Total loans originated ..........................       7,567       32,756
                                                         ---------    ---------
Sales (1).............................................     (28,880)          --
Principal repayments, net of capitalized interest ....     (31,051)     (22,609)
Loans and transfer to real estate owned ..............      (2,466)          --
                                                         ---------    ---------
     Net increase (decrease) in loans ................     (54,830)      10,147
                                                         ---------    ---------
Balance at end of period (2)..........................   $ 189,989    $ 305,072
                                                         =========    =========

(1) Included in sales for the three months ended March 31, 1999 is the securitization of 384 single family residential mortgage loans with an aggregate unpaid principal balance of $24.9 million.

(2) The decline in the balance of the gross loan portfolio at March 31, 1999, as compared to March 31, 1998, is primarily due to repayments of commercial real estate loans (primarily hotel) and multifamily residential loans, as well as the sale of single family residential loans.

         The following table presents a summary of the Company's non-performing loans (loans which are past due 90 days or more) in the loan portfolio and significant ratios at the dates indicated:

                                                         March 31,        December 31,
                                                           1999              1998
                                                       --------------    -------------
                                                             (Dollars in thousands)
Nonperforming loans (1)
   Single family residential loans ................    $          461    $       1,169
   Multi-family residential loans .................            13,280            7,392
   Commercial real estate and other ...............             5,599              488
                                                       --------------    -------------
                                                       $       19,340    $       9,049
                                                       ==============    =============
Nonperforming loans as a percentage of:
   Total loans (2) ................................             10.54%            3.85%
   Total assets ...................................              0.62%            0.27%

Allowance for loan losses as a percentage of:
   Total loans (2) ................................              2.16%            2.07%
   Nonperforming loans ............................             20.53%           54.46%

(1) The Company did not have any loans which were accruing interest and were past due 90 days or more at the dates indicated.

(2)      Total loans is net of undisbursed loan proceeds.

         ALLOWANCES FOR LOSSES. The Company uses an internal asset review system to identify problem assets. The Company's determination of the level and the allocation of the allowance for loan losses and, correspondingly, the provisions for such losses, is based on various judgments, assumptions and projections regarding a number of factors, including, but not limited to, asset risk classifications, current and forecasted economic and market conditions, loan portfolio composition, historical loan loss experience and industry experience. The allowance for loan losses is adjusted monthly to reflect management's current assessment of the effect of these factors on estimated inherent loan losses. While management uses all information available to it to estimate losses on loans, future changes to the allowance may become necessary based on changes in economic and market conditions. The OTS, as part of its examination process, periodically reviews the adequacy of the Company's allowance for loan losses. Such agency may require the company to recognize changes to the allowance based on its judgment about information available to it at the time of examination.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the allocation of the Company's allowance for loan losses at the dates indicated by loan category and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                              March 31, 1999                       December 31, 1998
                                    ----------------------------------   -----------------------------------
                                                   Gross                                 Gross
                                                    Loan                                 Loan
                                    Allowance     Balance      Percent   Allowance      Balance      Percent
                                    ---------     -------      -------   ---------      -------      -------
                                                              (Dollars in thousands)
Loan portfolio:
   Single family................     $     38    $    3,058         1.6%   $    215    $   30,361       12.4%
   Multi-family.................        2,122        55,203        29.1       2,714        75,599       30.9
   Commercial real estate.......        1,810       131,610        69.3       1,999       138,727       56.7
   Consumer.....................           --           118          --          --           132         --
                                     --------    ----------    --------    --------    ----------      -----
                                     $  3,970    $  189,989       100.0%   $  4,928    $  244,819      100.0%
                                     ========    ==========    ========    ========    ==========      =====
Discount loan portfolio:
   Single family................     $ 11,533    $  434,442        38.7%   $ 10,307    $  597,100       45.9%
   Multi-family.................        2,297       240,974        21.4       2,457       244,172       18.8
   Commercial real estate.......        9,964       430,940        38.4       8,607       449,010       34.5
   Other........................           74        16,873         1.5          31        10,144        0.8
                                     --------    ----------    --------    --------    ----------      -----
                                     $ 23,868    $1,123,229       100.0%   $ 21,402    $1,300,426      100.0%
                                     ========    ==========    ========    ========    ==========      =====

         The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

         The following table summarizes activity in the allowance for loan losses related to the Company's loan portfolio and discount loan portfolio during the three months ended March 31, 1999.

                                         Balance                                                        Balance
                                      December 31,                                                     March 31,
                                          1998         Additions      Charge-offs      Recoveries         1999
                                      ------------     ---------      -----------      ----------      ---------
                                                                 (Dollars in thousands)
Loan portfolio:
   Single family...................     $      215     $     (169)     $       (8)     $       --      $       38
   Multi-family....................          2,714           (592)             --              --           2,122
   Commercial real estate..........          1,999           (189)             --              --           1,810
   Consumer........................             --             --              --              --              --
                                        ----------     ----------      ----------      ----------      ----------
                                        $    4,928     $     (950)     $       (8)     $       --      $    3,970
                                        ==========     ==========      ==========      ==========      ==========
Discount loans:
   Single family...................     $   10,307     $    2,038      $     (965)     $      153      $   11,533
   Multi-family....................          2,457            (62)            (98)             --           2,297
   Commercial......................          8,607          2,660          (1,303)             --           9,964
   Other...........................             31             53             (10)             --              74
                                        ----------     ----------      ----------      ----------      ----------
                                        $   21,402     $    4,689      $   (2,376)     $      153      $   23,868
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The carrying value of the Company's investments in low-income housing tax credit interests are as follows at the dates indicated.

                                                                                     March 31,       December 31,
                                                                                       1999              1998
                                                                                    -----------      -----------
                                                                                       (Dollars in thousands)
Investments solely as a limited partner made prior to May 18, 1995.............     $    19,068      $    19,607
Investments solely as a limited partner made on or after May 18, 1995..........          61,473           56,299
Investments both as a limited and, through subsidiaries, as a general partner..          74,732           68,258
                                                                                    -----------      -----------
                                                                                    $   155,273      $   144,164
                                                                                    ===========      ===========

         Investments by the Company in low-income housing tax credit interests made on or after May 18, 1995, in which the Company invests solely as a limited partner, are accounted for using the equity method in accordance with the consensus of the Emerging Issues Task Force as recorded in Issue Number 94-1. Limited partnership investments made prior to May 18, 1995, are accounted for under the effective yield method as a reduction of income tax expense. Low-income housing tax credit partnerships in which the Company invests both as a limited and, through a subsidiary, as general partner are presented on a consolidated basis.

         INVESTMENT IN UNCONSOLIDATED ENTITIES. The Company's investments in unconsolidated entities was comprised of the following at the dates indicated.

                                            Ownership                                   Carrying Value
                         ---------------------------------------------      -----------------------------------------
Entity                           Shares/Units                %               March 31, 1999        December 31, 1998
-----------------------  --------------------------  -----------------      ----------------       ------------------
                                                                                      (Dollars in thousands)
OAC.................                1,540,000              8.12%            $         16,204       $         16,268
OPLP................                1,808,733              8.71%                      22,666                 22,820
Kensington..........                  549,993             36.07%                      44,075                 46,586
Other...............                  various            various                       1,334                  1,219
                                                                            ----------------       ----------------
                                                                            $         84,279       $         86,893
                                                                            ================       ================

         Other consists primarily of the Company's joint venture investment, which consisted of a 10% interest in BCFL, a limited liability company formed by the Bank and BlackRock in January 1997 to acquire discount multi-family residential loans from HUD.

         During the first quarter of 1999, the Company recorded equity in the losses of its investments in OAC and OPLP of $64,000 and $154,000, respectively. At March 31, 1999 and December 31, 1998, the Company's investment in OAC stock was pledged as collateral on obligations outstanding under a line of credit.

         The Company's investment in Kensington includes the excess of the purchase price over the net investment in the amount of $33.9 million
((pound)20.6 million) at March 31, 1999, as compared to $34.5 million ((pound)20.9 million) at December 31, 1998. During the first quarter of 1999, the Company recorded equity in the losses of its investment in Kensington of $1.1 million, including $609,000 amortization of excess cost over purchase price.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth certain information relating to the Company's real estate owned at the dates indicated:

                                                                     March 31,       December 31,
                                                                        1999             1998
                                                                    -----------       -----------
                                                                        (Dollars in thousands)
Discount loan portfolio:
   Single family residential................................        $    83,478       $    94,641
   Multi-family residential.................................             18,075            20,130
   Commercial real estate...................................             99,683            82,591
                                                                    -----------       -----------
     Total..................................................            201,236           197,362
Loan portfolio..............................................              2,556               227
Loans available for sale portfolio..........................              5,039             3,962
                                                                    -----------       -----------
                                                                    $   208,831       $   201,551
                                                                    ===========       ===========

         The following table sets forth the activity in the valuation allowance on real estate owned for the periods indicated.

For the three months ended March 31,                                    1999             1998
-------------------------------------------------------------       -----------       -----------
                                                                        (Dollars in thousands)
Balance at beginning of period (1)..........................        $    15,325       $    12,346
Provision for loss in fair value............................              5,061             4,234
Charge-offs and sales.......................................             (6,841)           (3,338)
                                                                    -----------       -----------
Balance at end of period (1)................................        $    13,545       $    13,242
                                                                    ===========       ===========

(1) The valuation allowance as a percentage of total real estate owned was 6.49% at March 31, 1999 as compared to 7.60% at December 31, 1998.

         The following table sets forth the activity in real estate owned during the periods indicated.

                                                             Three months ended March 31,
                                            ---------------------------------------------------------------
                                                       1999                               1998
                                            ----------------------------       ----------------------------
                                                               No. of                             No. of
                                              Amount          Properties         Amount          Properties
                                            ----------        ----------       ----------        ----------
                                                                (Dollars in thousands)
Balance at beginning of period......        $  201,551             1,999       $  167,265             1,505
Properties acquired through
  foreclosure or deed-in-lieu thereof:
     Discount loans.................            70,694               702           64,803               687
     Loans available for sale.......             4,819                56              688                 7
     Loan portfolio.................             2,466                 2               --                --

     Less discount transferred......           (20,885)               --          (21,788)               --
                                            ----------        ----------       ----------        ----------
                                                57,094               760           43,703               694
                                            ----------        ----------       ----------        ----------

Acquired in connection with
   acquisitions of discount loans...            12,842               146            3,605                53
Less discount transferred...........            (4,682)               --             (690)               --
                                            ----------        ----------       ----------        ----------
                                                 8,160               146            2,915                53
                                            ----------        ----------       ----------        ----------

Sales...............................           (59,754)           (1,032)         (40,294)             (610)
Decrease (increase) in allowance....             1,780                --             (896)               --
                                            ----------     -------------       ----------     -------------
Balance at end of period(1).........        $  208,831             1,873       $  172,693             1,642
                                            ==========     =============       ==========     =============

(1) The increase in real estate owned at March 31, 1999, as compared to March 31, 1998, is primarily the result of commercial real estate properties acquired through foreclosures on discount loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated.

                                                              March 31, 1999                 December 31, 1998
                                                        --------------------------       --------------------------
                                                            Amount             %             Amount             %
                                                        -------------       ------       -------------      -------
                                                                          (Dollars in thousands)
One to two months...................................    $      33,309         16.0%      $      38,444         19.1%
Three to four months................................           40,211         19.3              79,264         39.3
Five to six months..................................           67,752         32.4              27,115         13.4
Seven to twelve months..............................           37,306         17.8              26,122         13.0
Over twelve months..................................           30,253         14.5              30,606         15.2
                                                        -------------       ------       -------------      -------
                                                        $     208,831        100.0%      $     201,551        100.0%
                                                        =============       ======       =============      =======

         The following table sets forth certain geographical information by type of property at March 31, 1999 related to the Company's real estate owned.

                                                             Multi-family Residential
                               Single family Residential          and Commercial                    Total
                              ---------------------------   ---------------------------   ---------------------------
                                                No. of                        No. of                        No. of
                                 Amount       Properties       Amount       Properties       Amount       Properties
                              ------------   ------------   ------------   ------------   ------------   ------------
                                                               (Dollars in thousands)
Florida..................     $      4,699             90   $     53,654             10   $     58,353            100
California...............           19,579            282          6,674              6         26,253            288
Maryland.................            7,039            126         15,229              3         22,268            129
Connecticut..............            6,238            110         12,920              2         19,158            112
Georgia..................            1,262             20         14,697              2         15,959             22
Other (1)................           50,014          1,188         16,826             34         66,840          1,222
                              ------------   ------------   ------------   ------------   ------------   ------------
   Total.................     $     88,831          1,816   $    120,000             57   $    208,831          1,873
                              ============   ============   ============   ============   ============   ============

(1) Consists of properties located in 43 other states, none of which aggregated over $9.3 million in any one state.

         DEPOSITS. Deposits decreased $333.6 million or 15% during the first quarter of 1999. The decrease in deposits during the first quarter of 1999 was primarily the result of a $205.3 million decrease in brokered deposits obtained through national investment banking firms which solicit deposits from their customers, a $107.6 million decrease in deposits obtained through direct solicitation and marketing efforts to regional and local investment banking firms, institutional investors and high net worth individuals and a $20.1 million decrease in escrow deposits, offset by a $1.7 million increase in checking and money funds. Brokered deposits obtained through national investment banking firms amounted to $1.28 billion at March 31, 1999, as compared to $1.48 billion at December 31,1998. Deposits obtained through direct solicitation and marketing amounted to $269.9 million at March 31, 1999, as compared to $377.4 million at December 31, 1998. At March 31, 1999, the Company had $109.0 million of certificates of deposit in amounts of $100,000 or more, including $28.9 million of deposits of states and political subdivisions in the U.S. which are secured or collateralized as required under state law. See "- Liquidity, Commitments and Off-Balance Sheet Risks" below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         NOTES AND DEBENTURES. Notes and debentures outstanding at the dates indicated, mature as follows.

                                                         March 31,            December 31,
                                                           1999                  1998
                                                      ---------------       ---------------
2003:                                                        (Dollars in thousands)
11.875% Notes due October 1.........................  $       125,000       $       125,000
2005:
12% Subordinated Debentures due June 15 (1).........           98,000               100,000
                                                      ---------------       ---------------

                                                      $       223,000       $       225,000
                                                      ===============       ===============

(1) During the first quarter of 1999, the Company repurchased $2.0 million of its Debentures at par.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit amounted to $324.8 million at March 31, 1999, an increase of $145.5 million from December 31, 1998, primarily as a result of new borrowings to fund the acquisition and origination of subprime single family loans at OFS and Ocwen UK. Borrowings under lines of credit generally have a one-year term and interest rates which float in accordance with a designated prime rate. For additional information regarding lines of credit, see "Liquidity, Commitments and Off-Balance Sheet Risks."

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

         For the three months ended March 31, 1998 and 1999, the Company recorded $3.4 million of distributions to holders of the Capital Securities. See
Note 3 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         STOCKHOLDERS' EQUITY. Stockholders' equity increased $11.9 million or 3% during the three months ended March 31, 1999. The increase in stockholders' equity during this period was primarily attributable to net income of $9.5 million and an increase of $2.2 million in the unrealized gain on securities available for sale. See the Consolidated Statements of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements included in Item 1 hereof.

ASSET AND LIABILITY MANAGEMENT

         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate movements. In general, management's strategy is to match asset and liability balances within maturity categories to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates change over time. The Company's asset and liability management strategy is formulated and monitored by the Asset/Liability Committee, which is composed of officers of the Company, in accordance with policies approved by the Board of Directors of the Company. The Asset/Liability Committee meets regularly to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities of investments and borrowings. The Asset/Liability Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition.

         The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk. These techniques include interest rate exchange or swap agreements, Eurodollar and U.S. Treasury interest rate futures contracts and foreign currency swap agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

         INTEREST RATE RISK MANAGEMENT. Under interest rate swap agreements, the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate exchange agreements are utilized by the Company to protect against the decrease in value of a fixed-rate asset or the increase in borrowing cost from a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. At March 31, 1999, the Company had no outstanding interest rate exchange agreement. Interest rate exchange agreements had the effect of decreasing the Company's net interest income by $38,000 during the three months ended March 31, 1998.

         The Company also enters into interest rate futures contracts, which are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Eurodollar futures contracts have been sold by the Company to hedge the repricing or maturity risk of certain short duration mortgage-related securities, and U.S. Treasury futures contracts have been sold by the Company to offset declines in the market value of its fixed-rate loans and certain fixed-rate mortgage-backed and related securities available for sale in the event of an increasing interest rate environment. The Company had no outstanding interest rate futures and Eurodollar futures contracts at March 31, 1999. Futures contracts had the effect of decreasing the Company's net interest income by $49,000 during the three months ended March 31, 1998. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof.

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

         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at March 31, 1999. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, performing discount loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments, (v) NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies of each such category of deposit by the Company, and (vi) escrow deposits and other non-interest bearing checking accounts, which amounted to $214.1 million at March 31, 1999, are excluded. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================


                                                                                    March 31, 1999
                                                       -------------------------------------------------------------------------
                                                         Within         Four to        More than         Three
                                                         Three          Twelve        One Year to        Years
                                                         Months         Months        Three Years       and Over        Total
                                                       ----------      ----------     -----------      ----------     ----------
Rate-Sensitive Assets:                                                          (Dollars in thousands)
   Interest-earning deposits....................     $     18,798    $         --    $         --    $         --   $     18,798
   Federal funds sold...........................          200,500              --              --              --        200,500
   Securities available for sale................          130,872         197,922         110,580         127,365        566,739
   Loans available for sale (1).................            8,508         172,284          42,639         150,663        374,094
   Investment securities, net...................               --              --              --          10,825         10,825
   Loan portfolio, net (1)......................           56,590          59,400          48,026          13,495        177,511
   Discount loan portfolio, net.................           80,023         297,755         247,814         267,588        893,180
                                                       ----------      ----------      ----------      ----------     ----------
     Total rate-sensitive assets................          495,291         727,361         449,059         569,936      2,241,647
                                                       ----------      ----------      ----------      ----------     ----------
Rate-Sensitive Liabilities:
   NOW and money market checking deposits.......           10,956           3,842           7,625          14,318         36,741
   Savings deposits.............................               76             204             403             795          1,478
   Certificates of deposit......................          311,718         418,466         642,391         216,579      1,589,154
                                                       ----------      ----------      ----------      ----------     ----------
     Total interest-bearing deposits............          322,750         422,512         650,419         231,692      1,627,373
   Securities sold under agreements to repurchase          78,474              --              --              --         78,474
   Obligations outstanding under lines of credit          324,760              --              --              --        324,760
   Notes and debentures.........................               --              --              --         223,000        223,000
                                                       ----------      ----------      ----------      ----------     ----------
     Total rate-sensitive liabilities...........          725,984         422,512         650,419         454,692      2,253,607
   Interest rate sensitivity gap before
      off-balance sheet financial instruments...         (230,693)        304,849        (201,360)        115,244        (11,960)
Off-Balance Sheet Financial Instruments:
   Futures contracts............................               --              --              --              --             --
                                                     ------------    ------------    ------------    ------------   ------------
Interest rate sensitivity gap...................     $   (230,693)   $    304,849    $   (201,360)   $    115,244   $    (11,960)
                                                     ============    ============    =============   ============   ============

Cumulative interest rate sensitivity gap........     $   (230,693)   $     74,156    $   (127,204)   $    (11,960)
                                                     ============    ============    ============    ============
Cumulative interest rate sensitivity gap as a
   percentage of total rate-sensitive assets....           (10.29)%          3.31%          (5.67)%         (0.51)%
                                                           ======            ====           =====          ======

(1)      Balances have not been reduced for non-performing loans.

         Although the interest rate sensitivity gap analysis is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates and hypothetical interest rate scenarios. An institution's NPV Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in that scenario by the present value of the institution's assets in that same scenario. The hypothetical scenarios are represented by immediate, permanent, parallel movements in the term structure of interest rates of plus and minus 100, 200, and 300 basis points from the actual term structure observed at quarter end. The minimum NPV Ratio for each of the seven rate shock scenarios and the corresponding limits approved by the Board of Directors of the Bank, is as follows at March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

                 Rate Shock                             Board Limits                   Current
             (in basis points)                      (minimum NPV Ratios)              NPV Ratios
------------------------------------------     ------------------------------   --------------------
                    +300                                   5.00%                       15.73%
                    +200                                   6.00                        16.59
                    +100                                   7.00                        17.23
                       0                                   8.00                        17.74
                    -100                                   7.00                        18.32
                    -200                                   6.00                        18.78
                    -300                                   5.00                        19.30

         The Asset/Liability Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and NPV, and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by the Board of Directors of the Bank. The following table quantifies the potential changes in net interest income and NPV should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. For example, under current market conditions, a 100 basis point decline in the market interest rate is estimated to result in a 200 basis point increase in the prepayment rate of a typical subprime residential loan. Most commercial and multi-family loans are not subject to prepayments as a result of prepayment penalties and contractual terms which prohibit prepayments during specified periods. However, for those commercial and multi-family loans where prepayments are not currently precluded by contract, declines in interest rates are associated with steep increases in prepayment speeds in computing cash flows. A risk premium is then calculated for each asset, which, when added to the interest rate being modeled, results in a matrix of discount rates that are applied to the cash flows computed by the model. The base interest rate scenario assumes interest rates at March 31, 1999. Actual results could differ significantly from those estimated in the table.

                                                                Estimated Changes in
          Change in interest Rates             -----------------------------------------------------
        (Rate shock in basis points)                    Net Interest                     NPV
------------------------------------------     ------------------------------   --------------------
                    +300                                    4.67%                       (16.41)%
                    +200                                    3.11                         (9.93)
                    +100                                    1.56                         (4.60)
                       0                                      --                            --
                    -100                                   (1.56)                         5.19
                    -200                                   (3.11)                         9.66
                    -300                                   (4.67)                        14.69

         Management of the Company believes that the assumptions used by it to evaluate the vulnerability of the Company's operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities and the estimated effects of changes in interest rates on the Company's net interest income and NPV could vary substantially if different assumptions are used or actual experience differs from the historical experience on which they are based.

         FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT. The Company uses foreign currency derivatives to hedge its equity investment in Ocwen UK and Kensington ("net investment hedges"). The Company's exposure to foreign currency exchange rates exists with the British Pound versus the U.S. dollar. It is the Company's policy to periodically adjust the amount of foreign currency derivative contracts it has entered into in response to changes in its recorded equity investment in these foreign entities.

         During 1998, the Company entered into a foreign currency swap with a AAA-rated counterparty to hedge its equity investment in Kensington. Under the terms of the agreement, the Company will swap (pound)27.5 million for $43.5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

million in five years based on the exchange rate on the date the contract became effective. On August 6, 1998, the Company also sold short foreign currency futures contracts to further hedge its foreign currency exposure related to its equity investment in Kensington. Under the terms of the currency futures, the Company had the right to receive $410,000 and pay (pound)250,000. These futures were closed during January 1999.

         The Company sells short foreign currency futures to hedge its foreign currency exposure related to its equity investment in Ocwen UK. During the first quarter of 1999, the Company increased its derivative hedging instruments to include its foreign currency exposure resulting from the unrealized gain on securities available for sale related to Ocwen UK. Under the terms of the currency futures, at March 31, 1999 the Company had the right to receive $73.1 million and pay (pound)45.5 million. At December 31, 1998, the Company had the right to receive $43.8 million and pay (pound)26.6 million. The value of the currency futures is based on quoted market prices. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         The Company's net investment hedges and related foreign currency equity investments and net exposures as of March 31, 1999 and December 31, 1998 were as follows:

                                Equity Investment             Net Hedges              Net Exposure
                               -------------------    --------------------------   ------------------
                                                        (Dollars in thousands)
MARCH 31, 1999:
Ocwen UK (1)...............        $       72,747             $       73,086          $         (339)
Kensington.................        $       44,075             $       43,546          $          529

DECEMBER 31, 1998:
Ocwen UK...................        $       53,820             $       43,828          $        9,992
Kensington.................        $       46,586             $       45,093          $        1,493

(1) The unrealized gain on securities available for sale amounted to $20,005 at March 31, 1999.

         The net exposures are subject to gain or loss if foreign currency exchange rates fluctuate.

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

         Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity consist of deposits, FHLB advances, reverse repurchase agreements, lines of credit and maturities and principal payments on loans and securities and proceeds from sales thereof. An additional source of asset liquidity is the ability to securitize assets such as discount loans and subprime loans.

         Sources of liquidity include certificates of deposit obtained primarily from wholesale sources. At March 31, 1999, the Company had $1.60 billion of certificates of deposit, including $1.54 billion of brokered certificates of deposit obtained through national investment banking firms, all of which are non-cancelable. At the same date scheduled maturities of certificates of deposit during the 12 months ending March 31, 1999 and 2000 and thereafter, amounted to $770.5 million, $335.8 million and $491.0 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn from the Company upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management of the Company believes that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments, and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds. There can be no assurance that this will continue to be the case in the future, however.

         Sources of borrowings include FHLB advances, which are required to be secured by single family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. At March 31, 1999, the Company was eligible to borrow up to an aggregate of $569.0 million from the FHLB of New York (subject to the availability of acceptable collateral) and had $31.7 million of single family residential loans and $5.5 million of multi-family residential loans which could be pledged as security for such advances. At the same date, the Company had contractual relationships with 12 brokerage firms and the FHLB of New York pursuant to which it could obtain funds from reverse repurchase agreements. At March 31, 1999, the Company had unrestricted cash and equivalents of $286.0 million (including $274.3 million held at the Bank), $322.9 million of short

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

duration CMOs (all of which were held by the Bank), and $73.8 million of subordinate and residual mortgages that could be used to secure additional borrowings. At present, the Company has no outstanding FHLB advances.

         The Company's lines of credit obtained through its subsidiaries to finance its subprime lending are as follows:

                                                            Balance
                       Amount of         Committed       Outstanding at
      Entity            Facility          Amount            3/31/99      Maturity Date               Interest Rate
------------------    ----------- ---------------------- --------------  -------------    --------------------------------
                                  (Dollars in thousands)
OFS (1)........        $  200,000        $  100,000       $   82,856     July 2001        Libor  + 75 -  150  basis points
                          200,000           100,000            4,284     April 1999       Libor  + 60 -  150  basis points
                           50,000            50,000           21,325     May 1999         Libor + 112 basis points

Ocwen UK (1)...           201,412           201,412           83,304     Nov. 1999        Libor + 80 basis point
         (2)...           161,130           161,130          130,474     April 1999       Libor + 87.5 basis points

IMI (3)........     Lesser of $15,000
                    or 60% of market
                    value of collateral         N/A            2,517           N/A        Libor + 150 basis points
                                                          ----------

Total..........                                           $  324,760
                                                          ==========

(1) These lines are used to fund mortgage loan originations and are generally advanced at a rate of 80% to 90% of the principal balance of the mortgage loan and are secured by such mortgage loans.

(2)      Line was subsequently extended to April 2000.

(3)      Line is collateralized by the shares held by the Company in OAC.

         OFS's terms of the line of credit agreements contain, among other provisions, requirements for maintaining certain profitability, defined levels of net worth and debt-to-equity ratios. At March 31, 1999 and December 31, 1998, OFS failed to comply with the maintenance of profitability covenant for one of its credit lines. OFS obtained the lender's agreement waiving the requirement of this covenant for the three months ended March 31, 1999 and the year ended December 31, 1998.

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

         The Company's operating activities used cash flows of $159.6 million and $320.9 million during the three months ended March 31, 1999 and 1998, respectively. During the foregoing periods, cash flows from operating activities were provided primarily by net income and proceeds from sales of loans available for sale, and cash resources were used primarily to purchase and originate loans available for sale. The increase in net cash flows used by operating activities during the first quarter of 1999 as compared to 1998 was due primarily to a decline in purchases of loans available for sale.

         The Company's investing activities provided cash flows totaling $197.8 million and used cash flows of $12.5 million during the three months ended March 31, 1999 and 1998, respectively. During the foregoing periods, cash flows from investing activities were provided primarily by principal payments on and sales of discount loans and loans held for investment, maturities and principal payments on securities available for sale and proceeds from sales of real estate owned. Cash flows from investing activities were primarily utilized to purchase and originate discount loans and loans held for investment and purchase securities available for sale. The increase in net cash provided by investing activities during the first quarter of 1999 as compared to 1998 was due primarily to a decline in purchases of securities available for sale and an increase in maturities of and principal payments on such securities, offset by a decline in proceeds from sales of discount loans.

         The Company's financing activities used cash flows of $183.7 million and provided cash flows totaling $334.3 million during the three months ended March 31, 1999 and 1998, respectively. During the foregoing periods, cash flows

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

from financing activities were primarily related to changes in deposits and obligations outstanding under lines of credit.

         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. The Bank's liquidity, as measured for regulatory purposes, amounted to 14.6% at March 31, 1999.

         The Bank's ability to make capital distributions pursuant to the OTS capital distribution regulations is limited by the regulatory capital levels which it has committed to the OTS it would maintain, commencing on June 30, 1997. As a result of a verbal agreement between the Company and the OTS to dividend subordinate and residual mortgage-related securities resulting from securitization activities conducted by the Bank, which had an aggregate fair value of $11.8 million at March 31, 1999, the Bank may be limited in its ability to pay cash dividends to the Company. See "Regulatory Capital Requirements". In addition to the foregoing OTS limitations, there are certain contractual restrictions on the Bank's ability to pay dividends as set forth in the indenture governing the Bank's $98.0 million of 12% Debentures. See Note 5 to the Interim Consolidated Financial Statements included in Item 2 hereof. Taking into account such limitations and restrictions, the Bank could dividend to the Company approximately $24.0 million as of March 31, 1999. At March 31, 1999, the Bank held two subordinate securities with an aggregate fair value of $11.8 million. Future cash dividends also depend on future operating results of the Bank.

         At March 31, 1999, the Company had $58.7 million of unfunded commitments related to the purchase and origination of loans. Management of the Company believes that the Company has adequate resources to fund all of its commitments to the extent required and that substantially all of such commitments will be funded during 1999. See Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         In addition to commitments to extend credit, the Company is party to various off-balance sheet financial instruments in the normal course of business to manage its interest rate and foreign currency rate risk. See "Asset and Liability Management" above and Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof.

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

         Following an examination in late 1996 and early 1997, the Bank committed to the OTS to maintain a core capital (leverage) ratio and a total risk-based capital ratio of at least 9% and 13%, respectively. The Bank continues to be in compliance with this commitment as well as the regulatory capital requirements of general applicability, as indicated in Note 8 to the
Interim Consolidated Financial Statements included in Item 1. Based on discussions with the OTS, the Bank believes that this commitment does not affect its status as a "well-capitalized" institution, assuming the Bank's continued compliance with the regulatory capital requirements required to be maintained by it pursuant to such commitment.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================


RECENT ACCOUNTING DEVELOPMENTS

         For information relating to the effects on the Company of the adoption of recent accounting standards see Note 1 to the Interim Consolidated Financial Statements in Item 1 hereof.

YEAR 2000 DATE CONVERSION

         The Company is in the process of establishing the readiness of its computer systems and applications for the year 2000 with no effect on customers or disruption to business operations. The Company has established a project plan to achieve year 2000 readiness of its mission critical and non-mission critical systems, including hardware infrastructure and software applications. The project plan has a budget of approximately $2.0 million and is divided into six phases: identification, evaluation, remediation, validation, risk assessment and contingency planning. The addition of risk assessment and contingency planning efforts to the overall project plan accounts for the difference between the $2.0 million budget and the estimate of $1.5 million for achieving year 2000 compliance included in the Company's 10-Q for the quarter ended June 30, 1998. During 1998, the Company substantially completed the systems identification and evaluation phases of the project as well as remediation and validation of its mission critical systems.

         As of March 31, 1999, the Company had expended approximately 73% of budgeted manhours and incurred costs of approximately $1.3 million, which included approximately $140,000 for Year 2000 testing tools, additional hardware, and outside consulting assistance, while the remainder consisted of labor and overhead expense from within the Company.

         In its systems evaluation and validation efforts, the Company has employed automated testing tools that are designed to meet guidelines established by the Federal Financial Institution Examination Council (FFIEC) as required by the OTS. All new application development will include year 2000 readiness validation prior to implementation, followed by such end-to-end testing as necessary. During 1999 the Company is focusing on any remaining validation tasks, including remediation and validation of its non-mission critical systems and end-to-end testing with third parties. During the second and third quarters of 1999, the Company plans to participate in the Mortgage Banker Association Year 2000 Inter-System Readiness Test with other mortgage industry leaders as a means of coordinating critical end-to-end validation.

         As part of the identification and evaluation phases of the project, the Company documented critical operating functions within each business unit, as well as strategic third-party and vendor relationships. These efforts also are serving as the basis of the Company's year 2000 risk assessment and contingency planning efforts. The Company has retained a business continuity expert to prepare contingency plans and assist with the testing and validation of these plans. Until the risk assessment phase is completed, the Company will not know the full extent of the risks associated with year 2000 readiness, including an analysis of the most reasonably likely worst case year 2000 scenario. The Company expects to complete its year 2000 risk assessment and contingency planning efforts during the first half of 1999.

FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT, AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), IN THE COMPANY'S PRESS RELEASES OR IN THE
COMPANY'S OTHER PUBLIC OR SHAREHOLDER COMMUNICATIONS MAY NOT BE BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL), MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "ANTICIPATE," "BELIEVE," "COMMITMENT," "CONSIDER," "CONTINUE," "COULD," "ENCOURAGE," "ESTIMATE," "EXPECT," "FORESEE," "INTEND," "IN THE EVENT OF," "MAY," "PLAN," "PRESENT," "PROPOSE," "PROSPECT," "UPDATE," "WHETHER," "WILL," "WOULD," FUTURE OR CONDITIONAL VERB TENSES, SIMILAR TERMS, VARIATIONS ON SUCH TERMS OR NEGATIVES OF SUCH TERMS. ALTHOUGH THE COMPANY BELIEVES THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT THOSE RESULTS OR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS DUE TO RISKS, UNCERTAINTIES AND CHANGES WITH RESPECT TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, INTERNATIONAL, NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), GOVERNMENT FISCAL AND MONETARY POLICIES (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), PREVAILING INTEREST OR CURRENCY EXCHANGE RATES, EFFECTIVENESS OF INTEREST RATE, CURRENCY AND OTHER HEDGING STRATEGIES, LAWS AND REGULATIONS AFFECTING FINANCIAL INSTITUTIONS, REAL ESTATE INVESTMENT TRUSTS, INVESTMENT COMPANIES AND REAL ESTATE (INCLUDING REGULATORY FEES, CAPITAL REQUIREMENTS, INCOME AND PROPERTY TAXATION, ACCESS FOR DISABLED PERSONS AND ENVIRONMENTAL COMPLIANCE), UNCERTAINTY OF FOREIGN LAWS, COMPETITIVE PRODUCTS, PRICING AND CONDITIONS (INCLUDING FROM COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN THE COMPANY), CREDIT, PREPAYMENT, BASIS, DEFAULT, SUBORDINATION AND ASSET/LIABILITY RISKS, LOAN SERVICING EFFECTIVENESS, ABILITY TO IDENTIFY
ACQUISITIONS AND INVESTMENT OPPORTUNITIES MEETING THE COMPANY'S INVESTMENT STRATEGY, COURSE OF NEGOTIATIONS AND ABILITY TO REACH AGREEMENT WITH RESPECT TO MATERIAL TERMS OF ANY PARTICULAR TRANSACTION, SATISFACTORY DUE DILIGENCE RESULTS, SATISFACTION OR FULFILLMENT OF AGREED UPON TERMS AND CONDITIONS OF CLOSING OR PERFORMANCE, TIMING OF TRANSACTION CLOSINGS, RECENT EFFORTS TO REFOCUS ON CORE BUSINESSES AND INCREASE LIQUIDITY, DISPOSITIONS AND WINDING DOWN OF DISCONTINUED BUSINESSES, ACQUISITIONS AND INTEGRATION OF ACQUIRED BUSINESSES, SOFTWARE INTEGRATION, DEVELOPMENT AND LICENSING, AVAILABILITY OF AND COSTS ASSOCIATED WITH OBTAINING ADEQUATE AND TIMELY SOURCES OF LIQUIDITY, DEPENDENCE ON EXISTING SOURCES OF FUNDING, ABILITY TO REPAY OR REFINANCE INDEBTEDNESS (AT MATURITY OR UPON ACCELERATION), TO MEET COLLATERAL CALLS BY LENDERS (UPON RE-VALUATION OF THE UNDERLYING ASSETS OR OTHERWISE), TO GENERATE REVENUES SUFFICIENT TO MEET DEBT SERVICE PAYMENTS AND OTHER OPERATING EXPENSES AND TO SECURITIZE WHOLE LOANS, TAXABLE INCOME EXCEEDING CASH FLOW, AVAILABILITY OF DISCOUNT LOANS FOR PURCHASE, SIZE OF, NATURE OF AND YIELDS AVAILABLE WITH RESPECT TO THE SECONDARY MARKET FOR MORTGAGE LOANS AND FINANCIAL, SECURITIES AND SECURITIZATION MARKETS IN GENERAL, ALLOWANCES FOR LOAN LOSSES, CHANGES IN REAL ESTATE CONDITIONS (INCLUDING LIQUIDITY, VALUATION, REVENUES, RENTAL RATES, OCCUPANCY LEVELS AND COMPETING PROPERTIES), ADEQUACY OF INSURANCE COVERAGE IN THE EVENT OF A LOSS, KNOWN OR UNKNOWN ENVIRONMENTAL CONDITIONS, YEAR 2000 COMPLIANCE, OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS, SECURITIES INVESTMENTS AND RAPID GROWTH COMPANIES, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND FILINGS WITH THE COMMISSION, INCLUDING ITS REGISTRATION STATEMENTS ON FORMS S-1 AND S-3 AND PERIODIC REPORTS ON FORMS 10-Q, 8-K AND 10-K. SPECIFIC REFERENCE IS MADE TO EXHIBIT 99. 1, INCLUDED WITH THE COMPANY'S ANNUAL REPORT FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 AND FILED WITH THE SEC, FOR A DESCRIPTION OF MATERIAL RISKS FACED BY THE COMPANY AND ITS SECURITIES HOLDERS. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS THAT MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this Item appears under the caption "Asset and Liability Management" included in Item 2 hereof and Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof, and is incorporated herein by reference.

                            PART II OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
    (a)      Exhibits.

       3.1   Amended and Restated Articles of Incorporation (1)
       3.2   Amended and Restated Bylaws (2)
       4.0   Form of Certificate of Common Stock (1)
       4.1 Form of Indenture between the Company and Bank One, Columbus, NA as Trustee (1)
       4.2   Form of Note due 2003 (included in Exhibit 4.1) (1)
       4.3   Certificate of Trust of Ocwen Capital Trust I (3)
       4.4   Amended and Restated  Declaration of Trust of Ocwen Capital Trust I
             (3)
       4.5   Form of Capital Security of Ocwen Capital Trust I (4)
       4.6   Form  of  Indenture   relating  to  10  7/8%  Junior   Subordinated
             Debentures due 2027 of the Company (3)
       4.7 Form of 10 7/8% Junior Subordinated Debentures due 2027 of the Company (4)
       4.8 Form of Guarantee of the Company relating to the Capital Securities of Ocwen Capital Trust I (3)
       4.9 Form of Indenture between the Company and The Bank of New York as Trustee (5)
      4.10   Form of Subordinated Debentures due 2005 (6)
      10.1 Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, as amended (6)
      10.2   Annual Incentive Plan (1)
      10.3 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (7)
      10.4   Ocwen Financial Corporation 1998 Annual Incentive Plan (7)
      10.5   Ocwen Financial Corporation Long-Term Incentive Plan (7)
      10.6   Loan   Facility   Agreement   between  Ocwen   Limited,   Greenwich
             International, LTD, and Ocwen Financial Corporation (8)
      27.1   Financial Data Schedule-For the three months ended March 31, 1999

----------------------
(1) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1, (File No. 333-5153), as amended, declared effective by the Commission on September 25, 1996.

(2) Incorporated by reference to the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

(6) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-8, File No. 333-44999, effective when filed with the Commission on January 28, 1998.

(7) Incorporated by reference to the similarly described exhibit to the Registrant's Definitive Proxy Statement with respect to the Company's 1998 Annual Meeting as filed with the Commission on March 31, 1998.

(8) Incorporated by reference to the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

         (b)      Reports on Form 8-K.

             (1) A Form 8-K was filed by the Company on April 16, 1999 which contained a news release announcing its proposed combination with Ocwen Asset Investment Corp. and share repurchase program.

             (2) A Form 8-K was filed by the Company on May 6, 1999 which contained a news release announcing its financial results for the three months ended March 31, 1999.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Ocwen Financial Corporation


                                 By:  /s/ Mark S. Zeidman
                                    --------------------------------------------
                                          Mark S. Zeidman,
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (On behalf of the Registrant and
                                          as its principal financial officer)




Date: May 17, 1999