Form 10-Q
period 1999-06-30
OCWEN FINANCIAL CORP
filed 1999-08-16
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


Number of shares of Common Stock, $.01 par value, outstanding as of August 9, 1999: 60,601,156

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q


                                    I N D E X
================================================================================

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Interim Consolidated Financial Statements (Unaudited)..............  3

         Consolidated Statements of Financial Condition
           at June 30, 1999 and December 31, 1998...........................  3

         Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998..............................  4

         Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 1999 and 1998......................  5

         Consolidated Statement of Changes in Stockholders' Equity
           for the six months ended June 30, 1999...........................  6

         Consolidated Statements of Cash Flows for the six
           months ended June 30, 1999 and 1998..............................  7

         Notes to Consolidated Financial Statements.........................  9

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 57

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................... 62

Signature................................................................... 64

                                         PART I - FINANCIAL INFORMATION
                                ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                      June 30,     December 31,
                                                                                        1999          1998
                                                                                    -----------    -----------
Assets:
Cash and amounts due from depository institutions ...............................   $   107,476    $   120,805
Interest earning deposits .......................................................        18,127         49,374
Federal funds sold ..............................................................        75,000        275,000
Securities available for sale, at fair value ....................................       733,271        593,347
Loans available for sale, at lower of cost or market ............................       132,425        177,847
Investment in capital stock of Federal Home Loan Bank, at cost ..................        10,825         10,825
Loan portfolio, net .............................................................       133,678        230,312
Discount loan portfolio, net ....................................................     1,008,764      1,026,511
Investments in low-income housing tax credit interests ..........................       180,566        144,164
Investment in unconsolidated entities ...........................................        79,958         86,893
Real estate owned, net ..........................................................       183,162        201,551
Investment in real estate .......................................................        22,256         36,860
Premises and equipment, net .....................................................        43,805         33,823
Income taxes receivable .........................................................        36,627         34,333
Deferred tax asset ..............................................................        68,279         66,975
Excess of purchase price over net assets acquired, net ..........................        17,030         12,706
Principal, interest and dividends receivable ....................................        11,798         18,993
Escrow advances on loans ........................................................       107,097         88,277
Other assets ....................................................................        42,123         99,483
                                                                                    -----------    -----------
                                                                                    $ 3,012,267    $ 3,308,079
                                                                                    ===========    ===========
Liabilities and Stockholders' Equity

Liabilities:
   Deposits .....................................................................   $ 1,874,553    $ 2,175,016
   Securities sold under agreements to repurchase ...............................       133,741         72,051
   Obligations outstanding under lines of credit ................................        94,039        179,285
   Notes, debentures and other interest bearing obligations .....................       279,236        225,000
   Accrued interest payable .....................................................        27,318         33,706
   Accrued expenses, payables and other liabilities .............................        41,928         61,053
                                                                                    -----------    -----------
     Total liabilities ..........................................................     2,450,815      2,746,111
                                                                                    -----------    -----------
Company-obligated, mandatorily redeemable securities of subsidiary
  trust holding solely junior subordinated debentures of the Company ............       125,000        125,000
Minority interest ...............................................................           465            592

Commitments and contingencies (Note 7)

Stockholders' equity:
   Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares issued
     and outstanding ............................................................            --             --
   Common stock, $.01 par value; 200,000,000 shares authorized; 60,601,156 and
     60,800,357 shares issued and outstanding at June 30, 1999 and December 31,
     1998, respectively .........................................................           608            608
   Treasury Stock, 205,300 shares at June 30, 1999 ..............................        (1,832)            --
   Additional paid-in capital ...................................................       166,262        166,234
   Retained earnings ............................................................       262,953        257,170
   Accumulated other comprehensive income, net of taxes:
     Unrealized gain on securities available for sale ...........................         9,947         14,057
     Net unrealized foreign currency translation loss ...........................        (1,951)        (1,693)
                                                                                    -----------    -----------
     Total stockholders' equity .................................................       435,987        436,376
                                                                                    -----------    -----------
                                                                                    $ 3,012,267    $ 3,308,079
                                                                                    ===========    ===========

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                       3

                                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             Three Months                    Six Months
                                                                    ----------------------------    ----------------------------
For the periods ended June 30,                                          1999            1998             1999             1998
-----------------------------------------------------------------   ------------    ------------    ------------    ------------
Interest income:
  Federal funds sold and repurchase agreements ..................   $      2,059    $      1,404    $      5,454    $      2,437
  Securities available for sale .................................         15,659           8,728          32,848          16,672
  Loans available for sale ......................................         11,014          25,291          19,144          34,794
  Loans .........................................................          8,878          11,655          15,044          17,917
  Discount loans ................................................         25,553          42,281          55,556          79,078
  Investment securities and other ...............................            384           1,532           1,035           2,017
                                                                    ------------    ------------    ------------    ------------
                                                                          63,547          90,891         129,081         152,915
                                                                    ------------    ------------    ------------    ------------
Interest expense:
  Deposits ......................................................         23,559          28,677          50,387          56,522
  Securities sold under agreements to repurchase ................          2,281           2,062           3,772           3,701
  Obligations outstanding under lines of credit .................          5,293          15,103           9,017          19,623
  Notes, debentures and other interest bearing obligations ......          6,705           6,734          13,460          13,586
                                                                    ------------    ------------    ------------    ------------
                                                                          37,838          52,576          76,636          93,432
                                                                    ------------    ------------    ------------    ------------
  Net interest income before provision for loan losses ..........         25,709          38,315          52,445          59,483
  Provision for loan losses .....................................            623           9,675           4,362          11,929
                                                                    ------------    ------------    ------------    ------------
  Net interest income after provision for loan losses ...........         25,086          28,640          48,083          47,554
                                                                    ------------    ------------    ------------    ------------

Non-interest income (loss):
  Servicing fees and other charges ..............................         18,929          13,972          37,180          23,696
  (Loss) gain on interest earning assets, net ...................         (5,867)        (48,015)         14,275         (23,261)
  Gain on real estate owned, net ................................          2,677          10,521           3,306          11,547
  Other income ..................................................          9,073           9,771          15,625          15,648
                                                                    ------------    ------------    ------------    ------------
                                                                          24,812         (13,751)         70,386          27,630
                                                                    ------------    ------------    ------------    ------------
Non-interest expense:
  Compensation and employee benefits ............................         24,330          29,766          51,540          51,247
  Occupancy and equipment .......................................          8,732           8,507          19,369          14,925
  Loan expenses .................................................          2,652           7,357           6,780           9,694
  Net operating loss on investments in real estate and
     certain low-income housing tax credit interests ............          1,374           1,046           3,221           2,292
  Amortization of excess of purchase price over net
     assets acquired ............................................            257             563             487             934
  Other operating expenses ......................................         10,440           9,010          18,511          11,168
                                                                    ------------    ------------    ------------    ------------
                                                                          47,785          56,249          99,908          90,260
                                                                    ------------    ------------    ------------    ------------
Distributions on Company-obligated,  mandatorily redeemable
  securities of  subsidiary trust holding solely junior
  subordinated debentures .......................................          3,398           3,398           6,797           6,797
Equity in (losses) earnings of investment in unconsolidated
  entities ......................................................         (3,470)            544          (4,713)            544
                                                                    ------------    ------------    ------------    ------------
(Loss) income before income taxes ...............................         (4,755)        (44,214)          7,051         (21,329)
Income tax benefit (expense) ....................................            972           6,383          (1,396)          5,810
Minority interest in net loss (income) of consolidated subsidiary             96             (68)            128             (35)
                                                                    ------------    ------------    ------------    ------------
  Net (loss) income .............................................   $     (3,687)   $    (37,899)   $      5,783    $    (15,554)
                                                                    ============    ============    ============    ============

(Loss) income per share:
  Basic .........................................................   $      (0.06)   $      (0.62)   $       0.10    $      (0.26)
                                                                    ============    ============    ============    ============
  Diluted .......................................................   $      (0.06)   $      (0.62)   $       0.10    $      (0.26)
                                                                    ============    ============    ============    ============

Weighted average common shares outstanding:
  Basic .........................................................     60,730,614      60,713,593      60,765,485      60,682,432
                                                                    ============    ============    ============    ============
  Diluted .......................................................     60,730,614      60,713,593      60,807,036      60,682,432
                                                                    ============    ============    ============    ============

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                4

                                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                             (DOLLARS IN THOUSANDS)

                                                                      Three Months              Six Months
                                                                   --------------------    --------------------
For the periods ended June 30,                                       1999        1998        1999        1998
----------------------------------------------------------------   --------    --------    --------    --------
Net income (loss) ..............................................   $ (3,687)   $(37,899)   $  5,783    $(15,554)
Other comprehensive income, net of tax:
   Unrealized gains on securities available for sale ...........     (6,683)     18,296      (1,498)     23,455
   Less: Reclassification  adjustment ..........................        364          --      (2,613)         --
                                                                   --------    --------    --------    --------
   Net change in unrealized gains on securities
     available for sale ........................................     (6,319)     18,296      (4,111)     23,455
   Unrealized foreign currency translation adjustment arising
     during the period .........................................       (432)         --        (257)         --
                                                                   --------    --------    --------    --------

   Other comprehensive income ..................................     (6,751)     18,296      (4,368)     23,455
                                                                   --------    --------    --------    --------
Comprehensive (loss) income ....................................   $(10,438)   $ 19,603    $  1,415    $  7,901
                                                                   ========    ========    ========    ========

Disclosure of reclassification adjustment:
  Unrealized holding gains arising during the period on
    securities sold ............................................   $    371                 $   250
   Less:  Adjustment for gains included in net (loss) income ...         (7)                 (2,863)
                                                                   --------                 -------
   Net reclassification adjustment for gains recognized in
     other comprehensive (loss) income in prior years ..........   $    364                 $(2,613)
                                                                   ========                 =======





             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                           OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                      (DOLLARS IN THOUSANDS)

                                                                                                        Accumulated
                                                                                                          other
                                                Common Stock       Additional                          comprehensive
                                           ----------------------    Paid-in    Treasury      Retained    income,
                                             Shares      Amount      Capital      Stock       earnings  net of taxes      Total
                                           ----------   ---------  -----------  -----------  ---------- ------------   -----------
Balances at December 31, 1998 ...........  60,800,357   $     608  $   166,234  $        --  $  257,170  $   12,364   $   436,376

Net income ..............................          --          --           --           --       5,783          --         5,783

Change in unearned directors'
  compensation ..........................       6,099          --           28           --          --          --            28

Purchase of treasury shares .............    (205,300)         --           --       (1,832)         --          --        (1,832)

Other comprehensive income, net of taxes:
   Change in unrealized gain on
     securities available for sale ......          --          --           --           --          --      (4,111)       (4,111)
   Change in unrealized foreign
     currency translation loss ..........          --          --           --           --          --        (257)         (257)
                                           ----------   ---------  -----------  -----------  ----------  ----------   -----------
Balances at June 30, 1999 ...............  60,601,156   $     608  $   166,262  $    (1,832) $  262,953  $    7,996   $   435,987
                                          ===========   =========  ===========  ===========  ==========  ==========   ===========





                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 6

                                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (DOLLARS IN THOUSANDS)

For the six months ended June 30,                                                     1999         1998
----------------------------------------------------------------------------------  ---------   ---------
Cash flows from operating activities:
   Net income (loss) .............................................................  $   5,783   $ (15,554)
   Adjustments to reconcile net income (loss) to net cash provided by operating Activities:
   Net cash provided by trading activities .......................................     36,804      55,657
   Proceeds from sale of loans available for sale ................................    560,336     943,947
   Purchases of loans available for sale .........................................    (47,103)   (350,622)
   Origination of loans available for sale .......................................   (481,720)   (399,221)
   Principal payments received on loans available for sale .......................     18,764      52,464
   Premium amortization, net .....................................................     13,116      75,508
   Depreciation and amortization .................................................     12,084       6,703
   Provision for loan losses .....................................................      4,362      11,929
   Provision for real estate owned ...............................................     14,840       5,871
   (Gain) loss on sale of interest-earning assets, net ...........................    (14,275)     15,080
   Gain on sale of real estate owned, net ........................................    (21,406)    (23,382)
   Gain on sale of investment in real estate .....................................     (1,631)         --
   Gain on sale of low-income  housing tax credit interests ......................         --      (4,746)
   Equity in losses (earnings) of unconsolidated entities, net ...................      4,713        (544)
   Decrease (increase) in principal, interest and dividends receivable ...........      7,195      (6,045)
   Increase in income taxes receivable ...........................................     (2,293)    (11,386)
   Increase in deferred tax asset ................................................     (1,304)    (33,466)
   Increase in escrow advances ...................................................    (18,820)    (10,153)
   Decrease (increase) in other assets, net ......................................     41,525     (62,743)
   (Decrease) increase in accrued expenses, interest payable
     and other liabilities .......................................................    (25,614)     42,926
                                                                                    ---------   ---------
Net cash provided by operating activities ........................................    105,356     292,223
                                                                                    ---------   ---------

Cash flows from investing activities:
   Proceeds from sale of securities available for sale ...........................        633      91,230
   Purchase of securities available for sale .....................................   (479,224)   (453,449)
   Maturities of and principal payments received on securities
     available for sale ..........................................................    290,113     148,621
   Purchase of securities held for investment ....................................         --     (74,084)
   Investment in low-income housing tax credit interests .........................    (37,717)    (23,030)
   Proceeds from sale of low income housing tax credit interests .................         --      21,927
   Proceeds from sale of discount loans ..........................................    238,704     318,222
   Proceeds from sale of loans held for investment ...............................     26,243          --
   Purchase and origination of loans held for investment, net of
     undisbursed loan funds ......................................................    (15,658)   (104,351)
   Purchase of discount loans ....................................................   (395,298)   (587,608)
   Decrease in real estate held for investment ...................................     16,447      43,519
   Principal payments received on loans held for investment ......................     84,425      90,102
   Principal payments received on discount loans .................................    107,813     175,840
   Proceeds from sale of real estate owned .......................................    142,363     155,050
   Purchase of real estate owned in connection with discount loan purchases ......    (31,490)     (7,769)
   Acquisition of subsidiaries ...................................................     (5,196)   (426,096)
   Additions to premises and equipment ...........................................    (20,475)    (20,954)
                                                                                    ---------   ---------
Net cash used in investing activities ............................................    (78,317)   (652,830)
                                                                                    ---------   ---------

                                          (Continued on next page)

                              OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                         (DOLLARS IN THOUSANDS)

For the six months ended June 30,                                                1999          1998
---------------------------------------------------------------------------  -----------   -----------
Cash flows from financing activities:
   (Decrease) increase in deposits ........................................  $  (300,463)  $   161,555
   Increase in securities sold under agreements to repurchase .............       61,690        25,720
   Repayment of short-term notes ..........................................           --        (1,506)
   Net (repayments) proceeds from issuance of obligations
     under lines of credit ................................................      (85,246)      203,153
   Payments and repurchase of notes and mortgages payable .................        4,236            --
   Advances from the Federal Home Loan Bank ...............................       50,000            --
   Exercise of common stock options .......................................           --        15,350
   Repurchase of common stock options .....................................           --       (14,107)
   Repurchase of common stock (treasury stock).............................       (1,832)           --
   Repurchase of common stock in connection with acquisition of
     subsidiary ...........................................................           --        (7,772)
                                                                             -----------   -----------
Net cash (used) provided by financing activities ..........................     (271,615)      382,393
                                                                             -----------   -----------

Net (decrease) increase in cash and cash equivalents ......................     (244,576)       21,786
Cash and cash equivalents at beginning of period ..........................      445,179       152,244
                                                                             -----------   -----------
Cash and cash equivalents at end of period ................................  $   200,603   $   174,030
                                                                             ===========   ===========

Reconciliation of cash and cash equivalents at end of period:
   Cash and amounts due from depository institutions ......................  $   107,476   $    16,160
   Interest earning deposits ..............................................       18,127        19,870
   Federal funds sold and repurchase agreements ...........................       75,000       138,000
                                                                             -----------   -----------
                                                                             $   200,603   $   174,030
                                                                             ===========   ===========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Interest .............................................................  $    83,024   $    93,031
                                                                             ===========   ===========

     Income taxes .........................................................  $       524   $    34,425
                                                                             ===========   ===========

Supplemental schedule of non-cash investing and financing activities:

     Real estate owned acquired through foreclosure .......................  $    83,532   $   106,030
                                                                             ===========   ===========

     Exchange of discount loans and loans available
       for sale for securities ............................................  $   758,032   $ 1,233,811
                                                                             ===========   ===========

Acquisition of businesses:
  Fair value of assets acquired ...........................................  $     5,304   $   449,420
  Liabilities assumed .....................................................          101        15,069
  Less stock issued .......................................................           --        (7,772)
                                                                             -----------   -----------
  Cash paid ...............................................................        5,203       426,579
  Less cash acquired ......................................................           (7)         (483)
                                                                             -----------   -----------
  Net cash paid for assets acquired .......................................  $     5,196   $   426,096
                                                                             ===========   ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                   8

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
          (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of Ocwen Financial Corporation ("OCN" or the "Company") and its subsidiaries. OCN owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank"), Investors Mortgage Insurance Holding Company ("IMI"), Ocwen UK plc ("Ocwen UK") and Ocwen Technology Xchange, Inc. ("OTX"). OCN also owns 97.8% of Ocwen Financial Services ("OFS"), with the remaining 2.2% owned by Admiral Home Loan ("Admiral") and reported in the consolidated financial statements as a minority interest. All significant intercompany transactions and balances have been eliminated in consolidation.

         The Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision ("OTS").

         In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at June 30, 1999 and December 31, 1998, the results of its operations for the three and six months ended June 30, 1999 and 1998, its comprehensive income for the three and six months ended June 30, 1999 and 1998, its cash flows for the six months ended June 30, 1999 and 1998, and its changes in stockholders' equity for the six months ended June 30, 1999. The results of operations and other data for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the June 30, 1999 presentation.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

NOTE 2   CURRENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative and hedging activities and supercedes and amends a number of existing standards. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition. The gain or loss recognition is determined on the intended use and resulting designation of the financial instruments as follows:

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
          (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

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

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 an amendment of SFAS No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 137 is effective upon issuance.


NOTE 3   ACQUISITIONS

         On June 2, 1999, OTX acquired substantially all of the assets of Synergy Software, LLC ("Synergy"), a developer of commercial and multi-family mortgage servicing systems, for $10.0 million of which $5.0 million has been paid and $5.0 million is a holdback which will be released over time if certain performance objectives are attained. Synergy is in the final stages of developing its SynergyOPEN(TM) software, a 32-bit, Microsoft(R) Windows-based commercial and multifamily mortgage servicing system that employs multi-tier architecture to allow distributed computing. The acquisition was accounted for as a purchase. The excess of purchase price over net assets acquired related to this transaction amounted to $4,811 and is being amortized on a straight-line basis over a period of 15 years. Synergy is a wholly-owner subsidiary of OTX.

         On July 25, 1999 OCN entered into a definitive merger agreement with OAC (the "Merger") providing for OCN to acquire OAC for 0.71 shares of OCN common stock for each outstanding share of OAC common stock (other than those OAC shares owned by OCN or its subsidiaries). OCN has agreed to provide in certain circumstances up to $25 million in financing for OAC's operations prior to the merger. The Merger, which is structured to be taxable to the OAC shareholders, is expected to close in the fourth quarter of 1999, subject to antitrust approvals and the approval of the shareholders of each of OCN and OAC. In connection therewith, on August 10, 1999, OCN filed a joint proxy and registration statement on Form S-4 with the Securities and Exchange Commission ("SEC"). If the Merger is consummated, OAC will no longer qualify as a REIT under the provisions of the Code, which requires a REIT to be owned by 100 or more persons. If OAC does not qualify as a REIT, it will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. See Note 7.

NOTE 4   CAPITAL SECURITIES

         In August 1997, Ocwen Capital Trust I ("OCT"), a wholly-owned subsidiary of OCN, issued $125,000 of 10 7/8% Capital Securities (the "Capital Securities"). Proceeds from issuance of the Capital Securities were invested in 10 7/8% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
          (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

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

NOTE 5   DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign currency exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the change in value of the underlying exposures being hedged.

INTEREST RATE MANAGEMENT

         In managing its interest rate risk, the Company on occasion enters into swaps. Under swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The terms of the swaps provide for the Company to receive a floating rate of interest equal to the London Interbank Offered Rate ("LIBOR") and to pay fixed interest rates. The notional amount of the outstanding swap is amortized (i.e., reduced) monthly based upon estimated prepayment rates. The Company had no interest rate swaps outstanding at June 30, 1999 and December 31, 1998.

         The Company also enters into short sales of Eurodollar and U.S. Treasury interest rate futures contracts as part of its overall interest rate risk management activity. Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Eurodollar futures contracts have been sold by the Company to hedge the maturity risk of certain short-duration mortgage-related securities. U.S. Treasury futures have been sold by the Company to hedge the risk of a reduction in the market value of fixed-rate mortgage loans and certain fixed-rate mortgage-backed and related securities available for sale in a rising interest rate environment. The Company had no interest rate futures contracts outstanding at June 30, 1999 and December 31, 1998.

The Company also manages its interest rate risk by purchasing European swaptions and put options. A European swaption is an option to enter into an interest rate swap at a future date at a specific rate. A European put option allows the Company to sell a specified quantity of an asset, at a specified price at a specified date. The following table sets for the terms and values of these

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
          (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

financial instruments at June 30, 1999. The Company held no such financial instruments at December 31, 1998.

                                             Notional                  Strike
                                              Amount      Maturity    Rate/Price      Fair Value
                                            ----------   ----------  ------------    ------------
     European 10 year treasury
     swaption ..........................    $ 2,000         8/99          6.70%       $       23

                                              7,500         3/00          6.78%              189
                                              5,800         5/00          6.72%              176
     European 10 year treasury
     put option, 4.75% due 11/05/08.....         --        11/99     $   92.91               139
                                            -------                                   ----------
                                            $15,300                                   $      527
                                            =======                                   ==========

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
          (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

         The following table sets forth the terms and values of these financial instruments at June 30, 1999, and December 31, 1998.

                                                     Notional Amount
                                                ---------------------------    Contract     Unamortized
                                       Maturity       Pay          Receive       Rate         Discount    Fair Value
                                       -------- -------------    ----------    ---------    -----------   ----------
JUNE 30, 1999:
Currency swap......................      2003   (pound)27,500     $  43,546     1.5835       $   1,297     $     165
                                                =============     =========                  =========     =========

British Pound currency futures.....      1999   (pound)31,000     $  49,724     1.6040             n/a     $     769
                                         1999          14,250        22,886     1.6060             n/a           382
                                         1999             563           895     1.5910             n/a            (6)
                                                -------------     ---------                                ---------
                                                (pound)45,813     $  73,505                                $   1,145
                                                =============     =========                                =========

DECEMBER 31, 1998:
Currency swap......................      2003   (pound)27,500     $  43,546     1.5835       $   1,562     $   2,096
                                                =============     =========                  =========     =========

British Pound currency futures.....      1999   (pound)   938     $   1,547     1.6500             n/a     $      (6)
                                         1999          26,563        43,828     1.6500             n/a          (181)
                                                -------------     ---------                                ---------
                                                (pound)27,501     $  45,375                                $    (187)
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

NOTE 6   REGULATORY REQUIREMENTS

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to Office of Thrift Supervision ("OTS") supervision. The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At June 30, 1999, the minimum regulatory capital requirements were:

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
          (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

         At June 30, 1999, the Bank was "well-capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well-capitalized," the Bank must maintain minimum core capital, Tier 1 risk-based capital and total risk-based capital ratios as set forth in the table below. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors.

         The  following   tables   summarize  the  Bank's  actual  and  required
regulatory capital at June 30, 1999:

                                                                                                      To Be Well
                                                                                 Minimum            Capitalized for      Commitment
                                                                               for Capital         Prompt Corrective      Capital
                                                          Actual            Adequacy Purposes      Action Provisions    Requirements
                                                  ----------------------  ---------------------  ---------------------- ------------
                                                   Ratio      Amount    Ratio       Amount       Ratio         Amount      Ratio
                                                  ------   -----------  -----     -----------    -----      ----------- ------------
Stockholders' equity, and ratio
  to total assets ...........................      10.28%  $    253,082

Net unrealized gain on certain available
  for sale securities .......................                      (729)

Excess mortgage servicing rights.............                      (588)

Acquired real estate.........................                   (19,846)
                                                           ------------

Tangible capital, and ratio to adjusted
  total assets ..............................       9.50%  $    231,919   1.50%   $    36,629
                                                           ============           ===========

Tier 1 (core) capital, and ratio to
  adjusted total assets .....................       9.50%  $    231,919   3.00%   $    73,257     5.00%   $   122,095        9.00%
                                                                                  ===========             ===========

Low-level recourse deduction.................                   (12,181)
                                                           ------------

Tier 1 capital, and ratio to
  risk-weighted assets ......................      11.52%  $    219,738                           6.00%   $   114,399
                                                           ============                                   ===========

Allowance for loan and lease losses..........                    23,853

Subordinated debentures......................                    98,000
                                                           ------------

Tier 2 capital...............................                   121,853
                                                           ------------

Total risk-based capital, and ratio to
  risk-weighted assets ......................      17.92%  $    341,591   8.00%   $   152,533    10.00%   $   190,666       13.00%
                                                           ============           ===========             ===========

Total regulatory assets......................              $  2,463,072
                                                           ============

Adjusted total assets........................              $  2,441,909
                                                           ============

Risk-weighted assets.........................              $  1,906,657
                                                           ============

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
          (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

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

NOTE 7   COMMITMENTS AND CONTINGENCIES

         At June 30, 1999, the Company had commitments to (i) originate $22,515 of subprime loans secured by single family residential properties, subject to the borrower meeting certain conditions, and (ii) fund $11,159 of loans secured by multi-family residential buildings. In addition, the Company through the Bank had commitments under outstanding letters of credit in the amount of $25,705 at June 30, 1999. The Company, through its investment in subordinate securities and subprime residuals, which had a fair value of $242,042 (amortized cost of $229,721) at June 30, 1999, supports senior classes of securities.

         On April 23, 1999, a complaint was filed on behalf of a putative class of public shareholders of OAC in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida against OCN and OAC. On April 23, 1999, a complaint was filed on behalf of the putative classes of public shareholders of OAC in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach Country, Florida against OAC and certain directors of OAC. The plaintiffs in both complaints seek to enjoin the consummation of the merger. Alternatively, in the event the merger is consummated, the plaintiffs seek damages for alleged breaches of common law fiduciary duties.

NOTE 8   BUSINESS SEGMENT REPORTING

         Operating segments are defined as components of an enterprise that (a) engage in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the enterprise's chief operating decision-maker to make decisions about resources to be allocated to the segment and assess its performance, and (c) for which discrete financial information is available. An operating segment may engage in business activities for which it has yet to earn revenues. The Company conducts a variety of business activities within the following segments:

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
          (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

                                                 Net Interest   Non-Interest   Non-Interest    Net (Loss)      Total
At or for the three months ended June 30, 1999      Income         Income        Expense         Income        Assets
-----------------------------------------------  ------------   ------------   ------------   -----------    -----------
Discount loans:
   Single family residential loans ............  $     5,370    $   (13,702)   $     3,836    $    (8,865)   $   521,263
   Commercial real estate loans ...............        4,706          5,893          4,967          3,298        743,263
                                                 -----------    -----------    -----------    -----------    -----------
                                                      10,076         (7,809)         8,803         (5,567)     1,264,526
                                                 -----------    -----------    -----------    -----------    -----------

  Domestic mortgage loan servicing ............        1,343         13,548          9,590          3,223         80,165
  Investment in low-income housing tax credits.       (2,660)         1,745          3,002          1,452        225,624
  Commercial real estate lending ..............        5,622            378             15          3,712         39,494
  UK operations ...............................        8,363         19,031         12,234          9,217        257,397
  OTX .........................................            4            314          4,574         (4,256)        27,536
  Domestic subprime family residential lending.        2,951         (3,427)         3,360         (2,518)       129,244
  Investment securities .......................          860         (1,514)         1,593         (1,756)       519,409
  Equity investment in OAC ....................           --             --             --         (3,267)        35,968
  Other .......................................         (850)         2,546          4,614         (3,927)       432,904
                                                 -----------    -----------    -----------    -----------    -----------
                                                 $    25,709    $    24,812    $    47,785    $    (3,687)   $ 3,012,267
                                                 ===========    ===========    ===========    ===========    ===========


                                                 Net Interest   Non-Interest   Non-Interest    Net (Loss)      Total
At or for the six months ended June 30, 1999        Income         Income        Expense         Income        Assets
-----------------------------------------------  ------------   ------------   ------------   -----------    -----------
Discount loans:
   Single family residential loans ............  $    12,252    $    (4,132)   $     7,935    $    (4,343)   $   521,263
   Commercial real estate loans ...............       11,788         13,528         11,064          6,800        743,263
                                                 -----------    -----------    -----------    -----------    -----------
                                                      24,040          9,396         18,999          2,457      1,264,526
                                                 -----------    -----------    -----------    -----------    -----------

  Domestic mortgage loan servicing ............        2,537         27,479         19,073          6,730         80,165
  Investment in low-income housing tax credits.       (5,021)         2,368          6,271          2,997        225,624
  Commercial real estate lending ..............        7,197          1,102            419          5,850         39,494
  UK operations ...............................       15,524         24,625         23,373          9,346        257,397
  OTX .........................................           10            706          7,977         (7,261)        27,536
  Domestic subprime family
    residential lending .......................        7,280         (1,811)        10,139         (2,982)       129,244
  Investment securities .......................        2,452         (1,615)         3,201         (1,844)       519,409
  Equity investment in OAC ....................           --             --             --         (3,485)        35,968
  Other .......................................       (1,574)         8,136         10,456         (6,025)       432,904
                                                 -----------    -----------    -----------    -----------    -----------
                                                 $    52,445    $    70,386    $    99,908    $     5,783    $ 3,012,267
                                                 ===========    ===========    ===========    ===========    ===========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
          (DOLLARS AND BRITISH POUNDS IN THOUSANDS, EXCEPT SHARE DATA)

================================================================================

                                                 Net Interest   Non-Interest   Non-Interest    Net (Loss)      Total
At or for the three months ended June 30, 1998      Income         Income        Expense         Income        Assets
-----------------------------------------------  ------------   ------------   ------------   -----------    -----------
Discount loans:
   Single family residential loans ............  $     6,134    $    11,348    $       586    $     4,520    $   766,262
   Commercial real estate loans ...............       15,532         15,712          5,801         11,773      1,010,738
                                                 -----------    -----------    -----------    -----------    -----------
                                                      21,666         27,060          6,387         16,293      1,777,000
                                                 -----------    -----------    -----------    -----------    -----------

  Domestic mortgage loan servicing ............        1,575         10,262         13,408            819         21,445
  Investment in low-income housing tax credits.       (1,979)           (60)         2,269          1,435        179,497
  Commercial real estate lending ..............        6,149          2,940            490          5,173        146,952
  UK operations ...............................        4,910         17,225         11,423          7,449        209,350
  OTX .........................................           --            307          3,453         (3,146)        18,506
  Domestic subprime family residential
    lending ...................................        3,492            503         10,118         (4,268)       309,254
  Investment securities .......................          724        (73,743)         1,459        (47,122)       418,152
  Other .......................................        1,778          1,755          7,242        (14,532)       425,423
                                                 -----------    -----------    -----------    -----------    -----------
                                                 $    38,315    $   (13,751)   $    56,249    $   (37,899)   $ 3,505,579
                                                 ===========    ===========    ===========    ===========    ===========

                                                 Net Interest   Non-Interest   Non-Interest    Net (Loss)      Total
At or for the six months ended June 30, 1998        Income         Income        Expense         Income        Assets
-----------------------------------------------  ------------   ------------   ------------   -----------    -----------
Discount loans:
   Single family residential loans ............  $    12,989    $    31,643    $     4,326    $    18,703    $   766,262
   Commercial real estate loans ...............       26,450         20,617         10,112         17,057      1,010,738
                                                 -----------    -----------    -----------    -----------    -----------
                                                      39,439         52,260         14,438         35,760      1,777,000
                                                 -----------    -----------    -----------    -----------    -----------

  Domestic mortgage loan servicing ............        2,644         19,481         21,273          2,323         21,445
  Investment in low-income housing tax credits.       (4,470)         4,686          3,915          6,394        179,497
  Commercial real estate lending ..............        7,241          2,913          1,226          5,068        146,952
  UK operations ...............................        4,910         17,225         11,423          7,449        209,350
  OTX .........................................           --            512          4,760         (4,248)        18,506
  Domestic subprime family residential lending.        7,123          7,989         19,888         (3,587)       309,254
  Investment securities .......................       (1,799)       (79,805)         2,980        (53,991)       418,152
  Other .......................................        4,394          2,369         10,357        (10,722)       425,423
                                                 -----------    -----------    -----------    -----------    -----------
                                                 $    59,482    $    27,630    $    90,260    $   (15,554)   $ 3,505,579
                                                 ===========    ===========    ===========    ===========    ===========

         Other consists primarily of consolidated tax effects not allocated to individual business units, individually insignificant business activities, including the Company's historical loan portfolio of conventional single family residential loans, small commercial loan originations, unsecured collections, and the operations of OCC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

GENERAL

         The Company's primary business activities currently consist of its single family residential, multi-family residential and commercial discount loan acquisition and resolution activities, subprime single family residential lending, mortgage loans serviced for others, the development of loan servicing technology and software for the mortgage and real estate industries, and investments in low-income housing tax credit interests.

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

         The Company continuously evaluates opportunities with respect to its business in order to enhance shareholder value. To that end, the Company has, like many other companies in the financial services industry, from time to time considered and explored a variety of potential material transactions and participated in discussions regarding such transactions with third parties, and the Company will likely continue to do so in the future. The Company cannot predict whether or when any such transaction may be consummated or the form that such a transaction may take.

         The following discussion of the Company's consolidated financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 hereof.

RECENT DEVELOPMENTS

         On July 25, 1999 OCN entered into a definitive merger agreement with OAC (the "Merger") providing for OCN to acquire OAC for 0.71 shares of OCN common stock for each outstanding share of OAC common stock (other than those OAC shares owned by OCN or its subsidiaries). OCN has agreed to provide in certain circumstances up to $25 million in financing for OAC's operations prior to the merger. The Merger, which is structured to be taxable to the OAC shareholders, is expected to close in the fourth quarter of 1999, subject to antitrust approvals and the approval of the shareholders of each of OCN and OAC. In connection therewith, on August 10, 1999, OCN filed a joint proxy and registration statement on Form S-4 with the Securities and Exchange Commission ("SEC"). If the Merger is consummated, OAC will no longer qualify as a REIT under the provisions of the Code, which requires a REIT to be owned by 100 or more persons. If OAC does not qualify as a REIT, it will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. See Note 7 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         On August 13, 1999, the Company reported that it entered into a contract with Southern Pacific Funding Corporation to service 17,660 subprime residential mortgage loans having an unpaid principal balance of $1.3 billion. The loans were transferred to the Company's new national servicing center in Orlando, Florida on August 3, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

SELECTED CONSOLIDATED FINANCIAL INFORMATION                               June 30,      December 31,         Increase
                                                                           1999             1998            (Decrease)
                                                                       ------------    -------------       -----------
BALANCE SHEET DATA                                                                 (Dollars in thousands)
Total assets .......................................................   $ 3,012,267     $ 3,308,079              (9)%
Securities available for sale, at fair value .......................       733,271         593,347              24
Loans available for sale, at lower of cost or market ...............       132,425         177,847             (26)
Loan portfolio, net ................................................       133,678         230,312             (42)
Discount loan portfolio, net .......................................     1,008,764       1,026,511              (2)
Investment in low-income housing tax credit interests ..............       180,566         144,164              25
Investment in unconsolidated entities ..............................        79,958          86,893              (8)
Real estate owned, net .............................................       183,162         201,551              (9)
Total liabilities ..................................................     2,450,815       2,746,111             (11)
Deposits ...........................................................     1,874,553       2,175,016             (14)
Obligations outstanding under lines of credit ......................        94,039         179,285             (48)
Notes, debentures and other interest bearing obligations ...........       279,236         225,000              24
Capital Securities .................................................       125,000         125,000              --
Stockholders' equity ...............................................       435,987         436,376              --


                                                                            At or For the Three Months Ended June 30,
                                                                       -----------------------------------------------
                                                                                                             Increase
                                                                           1999             1998            (Decrease)
                                                                       ------------    -------------       -----------
OPERATIONS DATA                                                                    (Dollars in thousands)
Net interest income ................................................   $    25,709     $    38,315             (33)%
Provision for loan losses ..........................................           623           9,675             (94)
Non-interest income (loss) .........................................        24,812         (13,751)            280
Non-interest expense ...............................................        47,785          56,249             (15)
Equity in (losses) earnings of investment
  in unconsolidated entities .......................................        (3,470)            544            (738)
Income tax benefit .................................................           972           6,383             (85)
Net loss ...........................................................        (3,687)        (37,899)             90

PER COMMON SHARE
Loss per share:
   Basic ...........................................................   $     (0.06)    $     (0.62)             90%
   Diluted .........................................................         (0.06)          (0.62)             90
Stock price:
   High ............................................................   $      9.38     $     28.38             (67)%
   Low .............................................................          8.19           22.31             (63)
   Close ...........................................................          8.88           26.88             (67)

Repurchase of common stock (treasury stock) (1) ....................   $      8.92     $        --              --

KEY RATIOS
Annualized return on average assets (2) ............................         (0.47)%         (3.80)%            88%
Annualized return on average equity (2) ............................         (3.36)         (34.88)             90
Efficiency ratio (3) ...............................................        101.56          226.44             (55)
Core (leverage) capital ratio ......................................          9.50            9.64              (2)
Risk-based capital ratio ...........................................         16.71           16.11              (4)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

                                                                           At or For the Six Months Ended June 30,
                                                                   -----------------------------------------------------
                                                                                                              Increase
                                                                        1999              1998               (Decrease)
                                                                   ---------------   ----------------     --------------
OPERATIONS DATA                                                                    (Dollars in thousands)
Net interest income..............................................    $    52,445        $    59,483               (12)%
Provision for loan losses........................................          4,362             11,929               (63)
Non-interest income..............................................         70,386             27,630               155
Non-interest expense.............................................         99,908             90,260                11
Equity in (losses) earnings of investment
  in unconsolidated entities ....................................         (4,713)               544              (966)

Income tax (expense) benefit.....................................         (1,396)             5,810               (76)
Net income (loss)................................................          5,783            (15,554)              137

PER COMMON SHARE
Earnings (loss) per share:
   Basic.........................................................    $      0.10        $     (0.26)              138%
   Diluted.......................................................           0.10              (0.26)              138
Stock price:
   High                                                              $     12.31        $     30.75               (62)%
   Low                                                                      7.75              22.25               (65)
   Close.........................................................           8.88              26.88               (67)

Repurchase of common stock (treasury stock) (1) .................    $      8.92        $        --                --

KEY RATIOS
Annualized return on average assets (2)..........................           0.36%              (.86)%             184%
Annualized return on average equity (2)..........................           2.64              (7.23)              173
Efficiency ratio (3) ............................................          84.58             102.98               (18)
Core (leverage) capital ratio....................................           9.50               9.64                (2)
Risk-based capital ratio.........................................          17.92              16.11                 4

(1) On April 16, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to six million of its issued and outstanding shares of common stock. During the second quarter of 1999, the Company repurchased 205,300 shares of its common stock for a total of $1.8 million. The 205,300 shares were the first such shares repurchased under this program.

(2) Exclusive of the impairment charges of $28.7 million and $81.8 million ($22.9 million and $65.6 million after tax) for the three months ended June 30, 1999 and 1998, respectively, the annualized return on average assets would have been 2.43% and 2.76% for the three months ended June 30, 1999 and 1998, respectively and the annualized return on average equity would have been 17.48% and 25.49% for the three months ended June 30, 1999 and 1998, respectively. Exclusive of the impairment charges of $28.9 million and $90.3 million ($23.1 million and $72.2 million after tax) for the six months ended June 30, 1999 and 1998, respectively, the annualized return on average assets would have been 1.81% and 3.13% for the six months ended June 30, 1999 and 1998, respectively and the annualized return on average equity would have been 13.19% and 26.34% for the six months ended June 30, 1999 and 1998, respectively.

(3) The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses, non-interest income and equity in (losses) earning of investment in unconsolidated entities. Exclusive of the impairment charges of $28.8 million and $81.8 million for the three months ended June 30, 1999 and 1998, respectively, the efficiency ratio would have been 63.02% and 52.61% for the three months ended June 30, 1999 and 1998, respectively. Exclusive of the impairment charges of $28.9 million and $90.3 million for the six months ended June 30, 1999 and 1998, respectively, the efficiency ratio would have been 67.96% and 50.71% for the six months ended June 30, 1999 and 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

RESULTS OF OPERATIONS: THREE AND SIX MONTHS ENDED JUNE 30, 1999 VERSUS THREE AND SIX MONTHS ENDED JUNE 30, 1998

         SEGMENT PROFITABILITY. The following table presents the contribution by business segment to the Company's net income for the periods indicated.

                                               Three Months Ended June 30,                  Six Months Ended June 30,
                                        ----------------------------------------      ------------------------------------
                                                                       Increase                                   Increase
For the periods ended June 30,              1999           1998       (Decrease)         1999         1998       (Decrease)
------------------------------------    -----------     ----------    ----------      ----------    ---------    ---------
                                                                       (Dollars in thousands)
Discount loans:
   Single family residential loans..     $   (8,865)    $    4,520    $  (13,385)     $   (4,343)   $  18,703    $ (23,046)
   Commercial real estate loans.....          3,298         11,773        (8,475)          6,800       17,057      (10,257)
                                        -----------     ----------    ----------      ----------    ---------    ---------
                                             (5,567)        16,293       (21,860)          2,457       35,760      (33,303)
                                        -----------     ----------    ----------      ----------    ---------    ---------

Domestic mortgage loan servicing....          3,223            819         2,404           6,730        2,323        4,407
Low-income housing tax credits......          1,452          1,435            17           2,997        6,394       (3,397)
Commercial real estate lending......          3,712          5,173        (1,461)          5,850        5,068          782
UK operations.......................          9,217          7,449         1,768           9,346        7,449        1,897
OTX ................................         (4,256)        (3,146)       (1,110)         (7,261)      (4,248)      (3,013)
Domestic subprime single family
 residential lending................         (2,518)        (4,268)        1,750          (2,982)      (3,587)         605
Investment securities...............         (1,756)       (47,122)       45,366          (1,844)     (53,991)      52,147
Equity investment in OAC............         (3,268)            --        (3,268)         (3,485)          --       (3,485)
Other...............................         (3,926)       (14,532)       10,606          (6,025)     (10,722)       4,697
                                        -----------     ----------    ----------      ----------    ---------    ---------
Net (loss) income                       $    (3,687)    $  (37,899)   $   34,212      $    5,783    $ (15,554)   $  21,337
                                        ===========     ==========    ==========      ==========    =========    =========

o SINGLE FAMILY RESIDENTIAL DISCOUNT LOANS. Net losses in 1999 included $22.8 million of pretax impairment charges on residential subordinate securities recorded in the second quarter. Also in the second quarter of 1999, OCN completed one securitization of single family residential loans with an aggregate unpaid principal balance of $90.0 million and recorded a total gain of $8.9 million, of which $6.7 million was a cash gain. In the second quarter of 1998, the Company completed one securitization of single family residential loans with an aggregate unpaid principal balance of $98.3 million, which accounted for a total gain of $12.2 million, of which $7.4 million was a cash gain. For the six months ended June 30, 1999 and 1998, securitization gains totaled $22.8 million and $28.9 million, respectively. See "Non-Interest Income."

o COMMERCIAL REAL ESTATE DISCOUNT LOANS. Net income for the first six months of 1998 included $8.2 million of pretax gains on sales of large commercial real estate owned properties as compared to $4.1 million for the same period in 1999. Also contributing to the decline in net income for 1999, was an increase in the provision for loss in fair value on real estate owned, offset by a decline in the provision for loan losses. Net income for 1998 also included $4.8 million of pretax gains on the sale of large commercial discount loans, as compared to $2.6 million of gains on sales of large and small commercial discount loans and a $3.8 million gain on the sale of commercial subordinate securities for the same period in 1999.

o DOMESTIC MORTGAGE LOAN SERVICING. The increase in net income from mortgage loan servicing during 1999 reflects an increase in servicing fees as compared to 1998, and was primarily due to an increase in the average unpaid principal balance of loans serviced for others. The unpaid principal balance of loans serviced for others averaged $10.24 billion and $10.40 billion during the three and six months ended June 30, 1999, respectively, as compared to $7.12 billion and $6.63 billion during the three and six months ended June 30, 1998.

o LOW-INCOME HOUSING TAX CREDITS. Net income for the six months ended June 30, 1998 included a $4.7 million gain on the sale of investments in two tax credit interests during the first quarter of 1998.

o UK OPERATIONS. Net income for 1999 included a $10.2 million gain recorded in connection with one securitization of subprime single family loans with an aggregate unpaid principal balance of $295.2 million during the second quarter. For 1998, net income included a $9.1 million gain recorded in connection with one securitization of subprime single family loans with an unpaid principal balance of $363.8 million during the second quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

o OTX. Recently, OTX introduced its RealTrans(SM) software, an update to its e-commerce solution for ordering mortgage and real estate products and services via the Internet. Real Trans(SM) links banks, brokers, appraisers, agents, title insurers, attorneys and other ancillary service providers to facilitate the closing of mortgage and real estate transactions. The losses recorded by OTX reflect the continued investment in the development of this business. Additionally, on June 2, 1999, OTX acquired substantially all of the assets of Synergy Software, LLC ("Synergy"), a developer of commercial and multi-family mortgage servicing systems Synergy is in the final stages of developing its SynergyOPEN (TM) software, a 32-bit, Microsoft(R) Windows-based commercial and multifamily mortgage servicing system that employs multi-tier architecture to allow distributed computing. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof.

o DOMESTIC SUBPRIME SINGLE-FAMILY RESIDENTIAL LENDING. Net losses in 1999 included $4.1 million of pretax impairment on subprime residual securities in the second quarter as compared to $4.2 million in 1998, also in the second quarter. In the fourth quarter of 1998, the Company closed its domestic retail branch network, wrote down the related assets and goodwill, and centralized its remaining operations in West Palm Beach. In 1999, the Company closed its domestic wholesale branch network, resulting in a 1999 first quarter pre-tax charge of $1.6 million.

     In the second quarter of 1999, the Company securitized loans (domestic) aggregating $148.6 million and recorded a total gain on sale of $1.1 million, all of which was non-cash. In the second quarter of 1998, the Company securitized loans with an aggregate unpaid principal balance of $382.7 million for a gain of $9.7 million, all of which was non-cash. See "Non-Interest Income."

     The Company continues to investigate strategic alternatives with respect to its subprime domestic wholesale operations and has begun investigating strategic alternatives with respect to its UK operations.

o INVESTMENT SECURITIES. The net losses on investment securities during 1998 were primarily due to $86.1 million of pretax impairment losses ($77.6 million during the second quarter) on the Company's portfolio of AAA-rated agency interest-only securities ("IOs") The Company discontinued this investment activity and sold the IOs during the third quarter of 1998.

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

                                                                                Three months ended June 30,
                                                      ----------------------------------------------------------------------------
                                                                       1999                                    1998
                                                      --------------------------------------  ------------------------------------
                                                        Average                   Annualized    Average                 Annualized
                                                        Balance       Interest    Yield/Rate    Balance       Interest  Yield/Rate
                                                      -----------    -----------  ----------  -----------    ---------- ----------
AVERAGE ASSETS:                                                                   (Dollars in thousands)
Federal funds sold and repurchase agreements...       $   173,451    $     2,059        4.75%   $   127,444   $   1,404     4.41%
Securities available for sale (1)..............           591,156         15,659       10.60        589,879       8,728     5.92
Loans available for sale (2)...................           373,723         11,014       11.79        998,282      25,291    10.13
Loan portfolio (2).............................           174,442          8,878       20.36        285,609      11,655    16.32
Discount loan portfolio (2)....................           958,571         25,553       10.66      1,307,021      42,281    12.94
Investment securities and other................            30,451            384        5.04         48,227       1,532    12.71
                                                      -----------    -----------  ----------    -----------   ---------  -------
Total interest-earning assets..................         2,301,794         63,547       11.04      3,356,462      90,891    10.83
                                                                     -----------                              ---------
Non-interest earning cash......................            56,590                                    25,264
Allowance for loan losses......................           (28,400)                                  (24,143)
Investments in low-income housing
   tax credit interests........................           170,761                                   113,851
Investment in unconsolidated entities..........            83,893                                    45,929
Real estate owned, net.........................           197,152                                   176,613
Investment in real estate......................            41,955                                    61,573
Other assets...................................           331,721                                   237,353
                                                      -----------                               -----------
   Total assets................................       $ 3,155,466                               $ 3,992,902
                                                      ===========                               ===========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing demand deposits...............       $    26,083            252        3.86%   $    26,884         257     3.82%
Savings deposits...............................             1,536              9        2.34          1,743          10     2.29
Certificates of deposit........................         1,536,659         23,298        6.06      1,843,357      28,410     6.16
                                                      -----------    -----------  ----------    -----------  ----------  -------
   Total interest-bearing deposits.............         1,564,278         23,559        6.02      1,871,984      28,677     6.13
Securities sold under agreements to repurchase.           145,768          2,281        6.26        159,371       2,062     5.18
Federal Home Loan Bank advances................             3,473             37        4.26             --          --       --
Obligations outstanding under lines of credit..           342,501          5,293        6.18        924,218      15,103     6.54
Notes, debentures and other....................           224,810          6,668       11.86        226,373       6,734    11.90
                                                      -----------    -----------  ----------    -----------  ----------  -------
   Total interest-bearing liabilities.........          2,280,830         37,838        6.64      3,181,946      52,576     6.61
                                                                     -----------                             ----------
Non-interest bearing deposits..................            22,580                                    19,440
Escrow deposits................................           196,240                                   142,986
Other liabilities..............................            91,474                                    88,932
                                                      -----------                               -----------
   Total liabilities...........................         2,591,124                                 3,433,304
Capital securities.............................           125,000                                   125,000
Stockholders' equity...........................           439,342                                   434,598
                                                      -----------                               -----------
   Total liabilities and stockholders' equity..       $ 3,155,466                               $ 3,992,902
                                                      ===========                               ===========
Net interest income before provision for
   loan losses.................................                      $    25,709                             $   38,315
                                                                     ===========                             ==========
Net interest rate spread.......................                                         4.40%                               4.22%
Net interest margin............................                                         4.47%                               4.57%
Ratio of interest-earning assets to
   interest-bearing liabilities................               101%                                      105%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

                                                                                  Six months ended June 30,
                                                      ----------------------------------------------------------------------------
                                                                       1999                                    1998
                                                      --------------------------------------  ------------------------------------
                                                        Average                   Annualized    Average                 Annualized
                                                        Balance       Interest    Yield/Rate    Balance       Interest  Yield/Rate
                                                      -----------    -----------  ----------  -----------    ---------- ----------
AVERAGE ASSETS:                                                                      (Dollars in thousands)
Federal funds sold and repurchase agreements...       $   229,576    $     5,454        4.75%    $   102,164  $    2,437     4.77%
Securities available for sale (1)..............           550,249         32,848       11.94         559,602      16,672     5.96
Loans available for sale (2)...................           325,369         19,144       11.77         668,838      34,794    10.40
Loan portfolio (2).............................           194,403         15,044       15.48         283,412      17,917    12.64
Discount loan portfolio (2)....................           964,504         55,556       11.52       1,343,067      79,078    11.78
Investment securities and other................            37,303          1,035        5.55          42,437       2,017     9.51
                                                      -----------    -----------                 -----------  ----------
Total interest-earning assets..................         2,301,404        129,081       11.22       2,999,520     152,915    10.20
                                                                     -----------                              ----------
Non-interest earning cash......................            85,389                                     22,744
Allowance for loan losses......................           (26,651)                                   (25,026)
Investments in low-income housing
   Tax credit interests........................           158,979                                    122,775
Investment in unconsolidated entities..........            85,089                                     44,055
Real estate owned, net.........................           205,467                                    174,283
Investment in real estate......................            41,112                                     65,569
Other assets...................................           342,295                                    219,556
                                                      -----------                                -----------
   Total assets................................       $ 3,193,084                                $ 3,623,476
                                                      ===========                                ===========


AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing demand deposits...............       $    48,228            892        3.70%    $    29,966         613     4.09%
Savings deposits...............................             1,551             18        2.32           1,739          20     2.30
Certificates of deposit........................         1,635,190         49,477        6.05       1,817,165      55,889     6.15
                                                      -----------    -----------     -------     -----------  ----------     ----
   Total interest-bearing deposits.............         1,684,969         50,387        5.98       1,848,870      56,522     6.11
Securities sold under agreements to repurchase.           111,520          3,772        6.76         131,130       3,701     5.64
Federal Home Loan Bank advances................             1,737             37        4.26           3,740         109     5.83
Obligations outstanding under lines of credit..           292,479          9,017        6.17         604,214      19,623     6.50
Notes, debentures and other....................           225,334         13,423       11.91         226,626      13,477    11.89
                                                      -----------    -----------                  ----------- ----------
   Total interest-bearing liabilities .........         2,316,039         76,636        6.62       2,814,580      93,432     6.64
                                                                     -----------                              ----------
Non-interest bearing deposits..................            26,978                                     21,022
Escrow deposits................................           195,683                                    126,283
Other liabilities..............................            91,124                                    106,047
                                                      -----------                                -----------
   Total liabilities...........................         2,629,824                                  3,067,932
Capital securities.............................           125,000                                    125,000
Stockholders' equity...........................           438,260                                    430,544
                                                      -----------                                -----------
   Total liabilities and stockholders' equity..       $ 3,193,084                                $ 3,623,476
                                                      ===========                                ===========
Net interest income before provision for
   loan losses.................................                      $    52,445                              $   59,483
                                                                     ===========                              ==========
Net interest rate spread.......................                                         4.60%                                3.56%
Net interest margin............................                                         4.56%                                3.97%
Ratio of interest-earning assets to
   Interest-bearing liabilities................                99%                                       107%

(1) Excludes effect of unrealized gains or losses on securities available for sale.
(2) The average balances include non-performing loans, interest on which is recognized on a cash basis.

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

                                                                 Three Months                                Six Months
                                                   --------------------------------------      -----------------------------------
                                                                1999 vs. 1998                              1999 vs. 1998
                                                   --------------------------------------      -----------------------------------
                                                          Increase (decrease) due to               Increase (decrease) due to
                                                   --------------------------------------      -----------------------------------
For the periods ended June  30,                      Rate           Volume       Total           Rate         Volume       Total
------------------------------------------------   ---------       ---------    ---------      ---------    ---------    ---------
Interest-earning assets:                                                      (Dollars in thousands)
 Federal funds sold and repurchase
   agreements ..................................   $     116       $     539    $     655      $     (10)   $   3,027    $   3,017
 Securities available for sale..................       6,912              19        6,931         16,459         (283)      16,176
 Loans available for sale.......................       3,595         (17,872)     (14,277)         4,083      (19,733)     (15,650)
 Loan portfolio.................................       2,445          (5,222)      (2,777)         3,490       (6,363)      (2,873)
 Discount loan portfolio........................      (6,651)        (10,077)     (16,728)        (1,682)     (21,840)     (23,522)
 Investment securities and other................        (712)           (436)      (1,148)          (761)        (221)        (982)
                                                   ---------       ---------    ---------      ---------    ---------    ---------
     Total interest-earning assets..............       5,705         (33,049)     (27,344)        21,579      (45,413)     (23,834)
                                                   ---------       ---------    ---------      ---------    ---------    ---------

Interest-bearing liabilities:
 Interest-bearing demand deposits...............           3              (8)          (5)           (64)         343          279
 Savings deposits...............................          --              (1)          (1)            --           (2)          (2)
 Certificate of deposit.........................        (455)         (4,657)      (5,112)          (893)      (5,519)      (6,412)
                                                   ---------       ----------   ----------     ---------    ---------    ---------
     Total interest-bearing deposits............        (452)         (4,666)      (5,118)          (957)      (5,178)      (6,135)
 Securities sold under agreements to
   repurchase ..................................         406            (187)         219            672         (601)          71
 Federal Home Loan Bank advances................          37              --           37            (24)         (48)         (72)
 Obligations outstanding under lines
   of credit....................................        (779)         (9,031)      (9,810)          (949)      (9,657)     (10,606)
 Notes, debentures and other obligations........         (20)            (46)         (66)            22          (76)         (54)
                                                   ---------       ---------    ---------      ---------    ---------    ---------
 Total interest-bearing liabilities.............        (808)        (13,930)     (14,738)        (1,236)     (15,560)     (16,796)
                                                   ---------       ---------    ---------      ---------    ---------    ---------
Increase (decrease) in net interest income......   $   6,513       $ (19,119)   $ (12,606)     $  22,815    $ (29,853)   $  (7,038)
                                                   =========       =========    =========      =========    =========    =========

         The Company's net interest income before provision for loan losses of $25.7 million decreased $12.6 million or 33% during the three months ended June 30, 1999 as compared to the same period in the prior year. The decrease in net interest income reflects a $27.3 million decrease in interest income, offset by a $14.7 million decrease in interest expense, and occurred primarily as a result of a decrease in the average balance of interest earning assets and interest bearing liabilities. The net interest spread increased 18 basis points during the three months ended June 30, 1999 as a result of a 21 basis point increase in the weighted average yield on interest-earning assets and a 3 basis point increase in the weighted average rate on interest-bearing liabilities. The impact of these rate changes resulted in a $6.5 million increase in net interest income. Average interest-earning assets decreased by $1.05 billion or 31% during the three months ended June 30, 1999 and reduced interest income by $33.0 million, while average interest-bearing liabilities decreased $901.1 million or 28% and reduced interest expense by $13.9 million. The net impact of these volume changes resulted in a decrease of $19.1 million to net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

                                         Average Balance          Increase         Average Yield           Increase
                                    -------------------------    (Decrease)   ------------------------    (Decrease)
For the three months ended June 30,    1999          1998             $           1999        1998       Basis Points
----------------------------------- -----------   -----------    -----------  ------------ -----------  --------------
                                                                  (Dollars in thousands)
Federal funds sold and
  repurchase agreements ........    $   173,451   $   127,444    $    46,007        4.75%      4.41%          34
Securities available for sale...        591,156       589,879          1,277       10.60       5.92          468
Loans available for sale .......        373,723       998,282       (624,559)      11.79      10.13          166
Loan portfolio .................        174,442       285,609       (111,167)      20.36      16.32          404
Discount loan portfolio ........        958,571     1,307,021       (348,450)      10.66      12.94         (228)
Investment securities
  and other ....................         30,451        48,227        (17,776)       5.04      12.71         (767)
                                    -----------   -----------    -----------
                                    $ 2,301,794   $ 3,356,462    $(1,054,668)      11.04      10.83           21
                                    ===========   ===========    ===========


                                         Average Balance          Increase         Average Yield           Increase
                                    -------------------------    (Decrease)   ------------------------    (Decrease)
For the six months ended June 30,      1999          1998             $           1999        1998       Basis Points
----------------------------------  -----------   -----------    -----------  ------------ -----------  --------------
                                                                  (Dollars in thousands)
Federal funds sold and
  Repurchase agreements.........    $   229,576   $   102,164   $    127,412        4.75%      4.77%          (2)
Securities available for sale...        550,249       559,602         (9,353)      11.94       5.96          598
Loans available for sale........        325,369       668,838       (343,469)      11.77      10.40          137
Loan portfolio..................        194,403       283,412        (89,009)      15.48      12.64          284
Discount loan portfolio.........        964,504     1,343,067       (378,563)      11.52      11.78          (26)
Investment securities
  and other.....................         37,303        42,437         (5,134)       5.55       9.51         (396)
                                    -----------   -----------   ------------
                                    $ 2,301,404   $ 2,999,520   $   (698,116)      11.22      10.20          102
                                    ===========   ===========   ============

         Interest income on discount loans decreased by $16.7 million or 40% in the three months ended June 30, 1999, as a result of a $348.4 million or 27% decrease in the average balance and a 228 basis point decrease in the weighted average yield earned. For the six months ended June 30, 1999, interest income on discount loans decreased $23.5 million or 30% primarily as a result of a $378.6 million or 28% decrease in the average balance and a 26 basis point decline in the average yield. Securitizations, as well as a decline in acquisition volume, have contributed significantly to the decline in the average balance. The yield on the discount loan portfolio is likely to fluctuate from period to period as a result of the timing of resolutions, particularly the resolution of large multi-family residential and commercial real estate loans, and the mix of the overall portfolio between performing and nonperforming loans.

         Interest income on loans available for sale decreased $14.3 million or 56% during the second quarter of 1999 as compared to the same period in 1998 as a result of a $624.6 million or 63% decrease in the average balance, offset in part by a 166 basis point increase in the weighted average yield earned. For the first six months of 1999, interest income on loans available for sale decreased $15.7 million or 45% due to a $343.5 million or 51% decline in the average balance, offset in part by a 137 basis point increase in the average yield earned. The decline in the average balance reflects securitizations of foreign and domestic subprime loans and a decline in originations due in large part to the closure of domestic subprime origination branch networks.

         Interest income on the loan portfolio decreased by $2.8 million or 24% in the three months ended June 30, 1999, as a result of a $111.2 million or 39% decrease in the average balance, offset by a 404 basis point increase in the weighted average yield earned. For the six months ended June 30, 1999, interest income on the loan portfolio decreased $2.9 million or 16% as a result of an $89.0 million or 31% decline in the average balance, offset in part by a 284 basis point increase in the average yield earned. The significant yields and declining average balances on the loan portfolio reflect the continuing payoff of multifamily and nonresidential loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

          Interest income on securities available for sale increased by $6.9 million or 79% during the second quarter of 1999 as compared to the same period in 1998 primarily as a result of a 468 basis point increase in the weighted average yield earned. For the first six months of 1999, interest income on securities available for sale increased $16.2 million or 97% primarily due to a 598 basis point increase in the average yield. As indicated in the table below, the higher yields earned during 1999 reflect a change in the composition of the securities available for sale portfolio.

                                              Average Balance                    Annualized Yield
                                       -----------------------------      -----------------------------
For the three months ended June 30,       1999             1998              1999              1998
------------------------------------   -----------    --------------      ----------       ------------
    CMOs (AAA-rated)................   $   362,820    $      227,160          5.29%            5.54%

    Subordinates and residuals......       228,336           124,467         19.02            12.31

    IOs (AAA-rated agency)..........            --           204,103            --             1.29

    Other...........................            --            34,149            --            12.78
                                       -----------    --------------
                                       $   591,156    $      589,879         10.60%            5.92%
                                       ===========    ==============

                                              Average Balance                    Annualized Yield
                                       -----------------------------      -----------------------------
For the six months ended June 30,          1999            1998              1999              1998
------------------------------------   -----------    --------------      ----------       ------------
    CMOs (AAA-rated).................  $   327,010     $     211,242          5.57%            5.71%

    Subordinates and residuals.......      223,239           109,873         21.27            18.56

    IOs (AAA-rated agency)...........           --           201,026            --            (1.13)

    Other............................           --            37,461            --             8.48
                                       -----------    --------------
                                       $   550,249    $      559,602         11.94%            5.96%
                                       ===========    ==============

         The average yield on the IOs and residuals was adversely affected by declining interest rates and the resulting increase in prepayment speeds. During the second quarter of 1998, OCN discontinued its IO this investment activity and sold its entire portfolio of IOs in July 1998.

                                            Average Balance          Increase         Average Rate          Increase
                                       -------------------------    (Decrease)    --------------------     (Decrease)
For the three months ended June 30,        1999         1998             $           1999      1998       Basis Points
-------------------------------------  -----------   -----------    -----------   ---------- ---------   -------------
                                                                  (Dollars in thousands)
Deposits ...........................   $ 1,564,278   $ 1,871,984    $  (307,706)       6.02%    6.13%        (11)
Securities sold under
 agreements to repurchase ..........       145,768       159,371        (13,603)       6.26     5.18         108

Obligations outstanding under
  lines of credit ..................       342,501       924,218       (581,717)       6.18     6.54         (36)

Notes, debentures and other.........       228,283       226,373          1,910       11.75    11.90         (15)
                                       -----------   -----------    -----------
                                       $ 2,280,830   $ 3,181,946    $  (901,116)       6.64     6.61           3
                                       ===========   ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================


                                            Average Balance          Increase         Average Rate          Increase
                                       -------------------------    (Decrease)    --------------------     (Decrease)
For the six months ended June 30,          1999         1998             $           1999      1998       Basis Points
-------------------------------------  -----------   -----------    -----------   ---------- ---------   -------------
                                                                  (Dollars in thousands)
Deposits ...........................   $ 1,684,969   $ 1,848,870    $  (163,901)     5.98%     6.11%         (13)
Securities sold under agreements
  to repurchase ....................       111,520       131,130        (19,610)     6.76      5.64          112
Obligations outstanding under
  lines of credit ..................       292,479       604,214       (311,735)     6.17      6.50          (33)
Notes, debentures and other ........       227,071       230,366         (3,295)    11.86     11.80            6
                                       -----------   -----------    -----------
                                       $ 2,316,039   $ 2,814,580    $  (498,541)     6.62      6.64           (2)
                                       ===========   ===========    ===========

         Interest expense on deposits decreased $5.1 million or 18% during the three months ended June 30, 1999 primarily due to a $ 307.7 million or 16% decrease in the average balance of certificates of deposit. For the six months ended June 30, 1999, interest expense on deposits decreased $6.1 million or 11%, also primarily due to a decline in the average balance of certificates of deposit.

         Interest expense on obligations outstanding under lines of credit decreased $9.8 million or 65% during the second quarter of 1999 primarily due to a $581.7 million or 63% decline in the average balance. For the first six months of 1999, interest expense on obligations outstanding under lines of credit decreased $10.6 million or 54% primarily due to a $311.7 million or 52% decline in the average balance. Lines of credit are used primarily to fund the acquisition and origination of subprime single family loans at OFS and Ocwen UK. The decline in the average balance of lines of credit during 1999 is consistent with the decline in the average balance of loans available for sale during the same period. For additional information regarding lines of credit, see "Changes in Financial Condition - Obligations Outstanding Under Lines of Credit" and "Liquidity, Commitments and Off-Balance Sheet Risks."

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

         The following table sets forth the components of the Company's provision for loan losses for the periods indicated.

                                                         Three Months                          Six Months
                                                -------------------------------     -------------------------------
For the periods ended June 30,                      1999              1998              1999              1998
-------------------------------------------     -------------     -------------     -------------     -------------
                                                                        (Dollars in thousands)
Discount loans...........................       $      (1,280)    $       9,562     $       3,409     $      11,485
Loan portfolio...........................               1,903               113               953               444
                                                -------------     -------------     -------------     -------------
  Total..................................       $         623     $       9,675     $       4,362     $      11,929
                                                =============     =============     =============     =============

         The decline in provisions for discount loan losses during 1999 as compared to 1998, is primarily due to a decline in the discount loan balance. Despite a decline in the loan portfolio balance, the provision for loan portfolio losses increased during 1999 primarily as a result of an increase in nonperforming loans. The following table sets forth the allowance for loan losses as a percentage of the respective loan balances at the dates indicated.

                                               June 30, 1999                               June 30, 1998
                                 ------------------------------------------    -------------------------------------
                                                     Loan        Allowance                       Loan      Allowance
                                 Allowance          Balance       as  a %      Allowance        Balance      as a %
                                 ----------       ----------   ------------    ---------      ----------   ---------
  Discount loans..........           20,405        1,029,169       1.98           22,852       1,444,358      1.58%
  Loan portfolio..........       $    5,853          139,531       4.19%       $   4,139         285,090      1.45
                                 ----------       ----------                   ---------      ----------
                                 $   26,258       $1,168,700       2.25%       $  26,991      $1,729,448      1.56%
                                 ==========       ==========                   =========      ==========

           Overall, the Company's aggregate allowance for losses on the loan portfolios and real estate owned at June 30, 1999 increased to 3.18% of the respective balances as compared to 2.02% at June 30, 1998.

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

         NON-INTEREST INCOME. The following table sets forth the principal components of the Company's non-interest income during the periods indicated.

                                                            Three Months                          Six Months
                                                   ------------------------------      -------------------------------
For the periods ended June 30,                         1999              1998              1998               1998
--------------------------------------------       ------------      ------------      ------------       ------------
                                                                         (Dollars in thousands)
Servicing fees and other charges............       $     18,929      $     13,972      $     37,180       $     23,696
(Loss) gain on interest-earning assets, net.             (5,867)          (48,015)           14,275            (23,261)
Gain on real estate owned, net..............              2,677            10,521             3,306             11,547
Other income................................              9,073             9,771            15,625             15,648
                                                   ------------      ------------      ------------       ------------
     Total..................................       $     24,812      $    (13,751)     $     70,386       $     27,630
                                                   ============      ============      ============       ============

         The increases in servicing fees and other charges reflects an increase in loan servicing and related fees as a result of an increase in the average balance of loans serviced for others. The unpaid principal balance of loans serviced for others averaged $10.24 billion and $10.40 billion during the three and six months ended June 30, 1999, respectively, as compared to $7.12 billion and $6.63 billion during the three and six months ended June 30, 1998. The increase in the average balance of loans serviced for others was primarily related to servicing retained in connection with subprime securitizations, net of repayments.

         The Company completed construction of its national servicing center in Orlando, Florida, in July 1999 as scheduled.

         The following table sets forth the Company's loans serviced for others at June 30, 1999.

                           ----------------------  ----------------------   --------------------  -----------------------
                                Discount Loans       Subprime Loans (1)         Other Loans                Total
                           ----------------------  ----------------------   --------------------  -----------------------
                                          No. of                  No. of                 No. of                  No. of
                              Amount      Loans      Amount       Loans       Amount     Loans       Amount      Loans
                           -----------    -------  -----------    -------   -----------  -------   -----------   --------
                                                           (Dollars in thousands)

Loans securitized ......   $ 1,162,660    18,555   $ 2,028,039     38,546   $        --       --   $ 3,190,699     57,101
Loans serviced for third
  parties ..............     1,372,020    18,388     5,359,045     80,492       982,792      749     7,713,857     99,629
                           -----------    ------   -----------    -------   -----------    -----   -----------    -------
                           $ 2,534,680    36,943   $ 7,387,084    119,038   $   982,792    $ 749   $10,904,556    156,730
                           ===========    ======   ===========    =======   ===========    =====   ===========    =======

(1) Includes 42,328 loans with an unpaid principal balance of $977.8 million ((pound)619.8 million) which were serviced by Ocwen UK.

         Loss on interest-earning assets for the second quarter of 1999 of $5.9 million was primarily comprised of $28.8 million of impairment charge on securities available for sale, offset by $20.2 million of securitization gains, as presented in the table below, and $1.4 million of gains on the sale of commercial discount loans. Loss on interest-earning assets, net, for the second quarter of 1998 of $48.0 million was primarily comprised of $31.0 million of securitization gains, as presented in the table below, and a $2.8 million gain recognized on the sale of small commercial discount loans, offset by $81.8 million of impairment losses on securities available for sale. See "Changes in Financial Condition- Securities Available for Sale."

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

         The following table sets forth the Company's net gains recognized in connection with the securitization of loans during the periods indicated.

                                                                                  Book Value
                                                                                     of
                                                                                  Securities
                         Loans Securitized                                        Retained
-------------------------------------------------------------------               (Non-cash        Cash
                 Type of Loans              Principal  No. of Loans   Net Gain      Gain)          Gain
-----------------------------------------  ----------- ------------  ----------   ----------   ----------
                                                                           (Dollars in thousands)
FOR THE THREE MONTHS ENDED JUNE 30,1999:
Single family discount .................   $   90,037        1,443   $    8,864   $    2,133   $    6,731
Single family subprime:
   Domestic ............................      148,628        1,381        1,117        7,659           --
   Foreign (Ocwen UK) ..................      295,157        8,983       10,207       34,452           --
                                           ----------   ----------   ----------   ----------   ----------
                                              443,785       10,364       11,324       42,111           --
                                           ----------   ----------   ----------   ----------   ----------
                                           $  533,822       11,807   $   20,188   $   44,244   $    6,731
                                           ==========   ==========   ==========   ==========   ==========

FOR THE THREE MONTHS ENDED JUNE 30,1998:
Single family discount .................   $   98,345        1,155       12,219   $    4,831   $    7,388
Single family subprime:
   Domestic ............................      382,716        4,522        9,675       27,262           --
   Foreign (Ocwen UK) ..................      363,801       14,179        9,133       33,988           --
                                           ----------   ----------   ----------   ----------   ----------
                                              746,517       18,701       18,808       61,250           --
                                           ----------   ----------   ----------   ----------   ----------
                                           $  844,862       19,856   $   31,027   $   66,081   $    7,388
                                           ==========   ==========   ==========   ==========   ==========

FOR THE SIX MONTHS ENDED JUNE 30, 1999:
Single family discount (1) .............      227,303        3,137   $   22,763   $    4,040   $   18,723
Single family subprime:
   Domestic ............................      235,572        2,192        3,834       12,091           --
   Foreign (Ocwen UK) ..................      295,157        8,983       10,207       34,452           --
                                           ----------   ----------   ----------   ----------   ----------
                                              530,729       11,175       14,041       46,543           --
                                           ----------   ----------   ----------   ----------   ----------
                                           $  758,032       14,312   $   36,804   $   50,583   $   18,723
                                           ==========   ==========   ==========   ==========   ==========

FOR THE SIX MONTHS ENDED JUNE 30,1998:
Single family discount .................   $  325,894        4,932   $   28,917   $   20,205   $    8,712
Single family subprime
   Domestic ............................      544,116        5,961       17,607       37,124           --
   Foreign (Ocwen UK) ..................      363,801       14,179        9,133       33,988           --
                                           ----------   ----------   ----------   ----------   ----------
                                              907,917       20,140       26,740       71,112           --
                                           ----------   ----------   ----------   ----------   ----------
                                           $1,233,811       25,072   $   55,657   $   91,317   $    8,712
                                           ==========   ==========   ==========   ==========   ==========

(1) Includes 392 loans with an unpaid principal balance of $25.2 million securitized from the loan portfolio

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

         The following table sets forth the results of the Company's investment in real estate owned (which does not include investments in real estate), which were primarily related to the discount loan portfolio, during the periods indicated:

                                                                   Three Months                        Six Months
                                                          ------------------------------     ------------------------------
For the periods ended June 30,                                1999              1998             1999              1998
-----------------------------------------------------     ------------      ------------     ------------      ------------
                                                                                (Dollars in thousands)
Gains on sales.......................................     $     12,205      $     14,619     $     21,407      $     23,382
Provision for loss in fair value.....................           (9,779)           (1,645)         (14,840)           (5,879)
Rental income (carrying costs), net..................              251            (2,453)          (3,261)           (5,956)
                                                          ------------      ------------     ------------      ------------
  Gain on real estate owned, net.....................     $      2,677      $     10,521     $      3,306      $     11,547
                                                          ============      ============     ============      ============

         At June 30, 1999 the Company had established valuation allowances on real estate owned of $17.3 million, or 8.61% of the balance, as compared to $11.2 million or 6.9% of real estate owned at June 30, 1998. For additional information relating to the Company's real estate owned, see "Changes in Financial Condition-Real Estate Owned."

         Other income for the first six months of 1999 of $15.6 million was primarily comprised of $7.9 million of brokerage commissions earned in connection with Ocwen UK loan originations, $3.1 million of management fees earned from OAC and $1.6 million of gains on sales of investments in real estate. For the six months ended June 30, 1998, other income of $15.6 million was primarily comprised of $4.6 million of gains on the sale of low-income housing tax credit interests, $2.9 million of gains on sales of investments in real estate, $2.7 million of brokerage commissions earned in connection with Ocwen UK loan originations and $2.3 million of management fees earned from OAC.

         NON-INTEREST EXPENSE. Non-interest expense decreased $8.5 million or 15% in the second quarter of 1999 as compared to the second quarter of 1998, and increased $9.6 million or 11% in the first six months of 1999 as compared to the same period in 1998. The increase in non-interest expenses for the first six months of 1999 was primarily related to the acquisition of Ocwen UK on April 24, 1998. Total non-interest expenses incurred by Ocwen UK amounted to $22.9 million and $11.3 million during the six months ended June 30, 1999 and 1998, respectively. The following table sets forth the principal components of the Company's non-interest expense during the periods indicated.

                                                                 Three Months                        Six Months
                                                        ------------------------------     ------------------------------
For the periods ended June 30,                              1999              1998             1999              1998
----------------------------------------------------    ------------      ------------     ------------      ------------
                                                                             (Dollars in thousands)
Compensation and employee benefits..................    $     24,330      $     29,766     $     51,540      $     51,247
Occupancy and equipment.............................           8,732             8,507           19,369            14,925
Loan expenses.......................................           2,652             7,357            6,780             9,694
Net operating loss on investments in real estate
  and certain low-income housing tax credit
  interests.........................................           1,374             1,046            3,221             2,292
Amortization of goodwill ...........................             257               563              487               934
Other operating expenses............................          10,440             9,010           18,511            11,168
                                                        ------------      ------------     ------------      ------------
   Total............................................    $     47,785      $     56,249     $     99,908      $     90,260
                                                        ============      ============     ============      ============

         The decrease in compensation and employee benefits during the three months ended June 30, 1999 reflects a reduction in profit sharing expense in connection with the Company's decision to grant options under its annual incentive plan at an exercise price equal to fair market value. Previously, options were granted at exercise prices below fair market value, resulting in the recognition of compensation expense. Also contributing to the decline in compensation and employee benefits was a decrease in commissions incurred by OFS as a result of the closing of retail and wholesale branch networks, and a decrease in recruiting related expenses as a result of an increase in direct hiring. These declines were partially offset by an increase in profit sharing expense in connection with the Company's implementation of a long-term incentive plan in the fourth quarter of 1998. For the six months ended June 30, 1999 as compared to the same period in 1998, compensation and employee benefits incurred by Ocwen UK increased $6.9 million, while that incurred by OFS declined $6.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         The $4.4 million increase in occupancy and equipment expenses during the six months ended June 30, 1999 was primarily due to a $1.9 million increase in technology costs and a $1.0 million increase in rent expense. Ocwen UK accounted for $2.2 million of the $4.4 million increase in occupancy and equipment expenses for the six months ended June 30, 1999. The Company completed construction of its national servicing center in Orlando, Florida, in July 1999 as scheduled.

         The $4.7 million, or 64%, and $2.9 million, or 30%, decrease in loan expenses in the three and six months ended June 30, 1999, respectively, reflects significant declines in the average balance of loans during 1999. The average balance of loans (loans available for sale, loan portfolio and discount loans) declined 42% and 35% during the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998.

         Other operating expenses are primarily comprised of professional fees (primarily consulting), marketing, travel related costs, and regulatory and insurance. The $7.3 million increase in other operating expenses during the six months ended June 30, 1999 was due primarily to a $2.4 million increase in professional fees, primarily consulting, a $1.8 million increase in advertising and a $0.9 million increase in travel related costs.

         EQUITY IN LOSSES OF INVESTMENTS IN UNCONSOLIDATED ENTITIES. The following table summarizes the company's equity in losses of investments in unconsolidated entities for the periods indicated.


                                                                     Equity in (Losses) Earnings
                                                     ---------------------------------------------------------
                               Ownership             Three months Ended June 30,     Six Months Ended June 30,
                      ----------------------------   ---------------------------     -------------------------
Entity                Shares/Units            %         1999             1998           1999           1998
-------------------   ------------        --------   ----------        ---------     -----------    ----------
                                                                      (Dollars in thousands)
OAC................     1,540,000            8.12%   $   (1,475)       $      --     $    (1,539)   $       --
OPLP...............     1,808,733            8.71%       (1,793)              --          (1,947)           --
Kensington (1).....       549,993           36.05%         (289)             544          (1,430)          544
Other..............       Various          various           87               --             203            --
                                                     ----------        ---------     -----------    ----------
                                                     $   (3,470)       $     544     $    (4,713)   $      544
                                                     ==========        =========     ===========    ==========

(1) Equity in earnings of investment in Kensington includes goodwill amortization of $0.6 and $1.2 million for the three and six months ended June 30, 1999, respectively, as compared to $0.9 million for the three and six months ended June 30, 1998.

         See "Changes in Financial Condition - Investment in Unconsolidated Entities".

         INCOME TAX EXPENSE. Income tax benefit (expense) amounted to $1.0 million and $6.4 million during the second quarter of 1999 and 1998, respectively, and ($1.4) million and $5.8 million for the first six months of 1999 and 1998, respectively. OCN's income tax provision for 1999 reflects an expected tax rate of 19.8%. OCN's expected income tax rate is less than its statutory income tax rate primarily due to tax credits resulting from its investment in certain low-income housing tax credit interests. Tax credits amounted to $4.6 million and $4.3 million for the second quarter of 1999 and 1998, respectively, and $9.1 million and $9.0 million for the first six months of 1999 and 1998, respectively. Additionally, 1998 income tax expense was reduced as a result of the utilization of $8.6 million of net operating tax loss carryforwards. See "Changes in Financial Condition-Investments in Low Income Housing Tax Credit Interests".

CHANGES IN FINANCIAL CONDITION

         SECURITIES AVAILABLE FOR SALE. At June 30, 1999, securities available for sale amounted to $733.3 million or 24% of the Company's total assets as compared to $593.3 million or 18% of total assets at December 31, 1998. Securities available for sale are carried at fair value with unrealized gains or losses reported as a separate component of stockholders' equity net of deferred taxes. Unrealized losses on securities that reflect a decline in value which is other than temporary are charged to earnings. Securities available for sale at June 30, 1999 included an aggregate of $14.2 million of net unrealized gains ($20.0 million of gross gains and $8.6 million of gross losses) as compared to $21.7 million of unrealized gains ($22.0 million of gross gains and $0.3 million of gross losses) at December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         The following table sets forth the fair value of the Company's securities available for sale at the dates indicated.

                                                                   Increase (Decrease)
                                          June 30,  December 31, -----------------------
                                            1999       1998       Dollars        Percent
                                          ---------  ---------   ---------       -------
Mortgage-related securities:                         (Dollars in thousands)
   Single-family residential:
   CMOs (AAA-rated) ....................  $ 491,156  $ 344,199   $ 146,957          43%
   Subordinates:
     BB-rated ..........................      8,878      9,921      (1,043)        (11)
     B-rated ...........................      5,061      4,940         121           2
     BBB-rated .........................     16,667     17,593        (926)         (5)
     Unrated ...........................     28,486     58,359     (29,873)        (51)
   Subprime residuals:
     Unrated ...........................    162,328    135,187      27,141          20
   AAA-rated non agency interest only...     16,518      6,981       9,537         137
                                          ---------  ---------   ---------
                                            729,094    577,180     151,914          26
                                          ---------  ---------   ---------
Multi-family residential and commercial:

   Unrated interest only ...............         77        106         (29)        (27)
   Subordinates:
     B-rated ...........................      1,165      1,230         (65)         (5)
     Unrated ...........................      2,935     14,831     (11,896)        (80)
                                          ---------  ---------   ---------
                                              4,177     16,167     (11,990)        (74)
                                          ---------  ---------   ---------
     Total .............................  $ 733,271  $ 593,347   $ 139,924          24
                                          =========  =========   =========

         The Company's securities available for sale increased by $140.0 million or 24% during the six months ended June 30, 1999, due primarily to $428.9 million of purchases and $50.4 million of subordinates and residual securities acquired in connection with the Company's securitizations of 14,312 loans, which was offset by $290.1 million of maturities and principal repayments, $29.1 million of impairment and $11.8 million of net premium amortization.

         At June 30, 1999, the fair value of the Company's investment in subordinate and residual interests amounted to $225.5 million ($212.2 million of amortized cost) or 31% of total securities available for sale and supported senior classes of securities having an outstanding principal balance of $4.2 billion. Because of their subordinate position, subordinated and residual classes of mortgage-related securities provide protection to and involve more risk than the senior classes. Specifically, when cash flow is impaired, debt service goes first to the holders of senior classes. In addition, incoming cash flows may be held in a reserve fund to meet any future repayments until the holders of senior classes have been paid and, when appropriate, until a specified level of funds has been contributed to the reserve fund. Further, residual interests exhibit considerably more price volatility than mortgages or ordinary mortgage pass-through securities, due in part to the uncertain cash flows that result from changes in the prepayment rates of the underlying mortgages. Lastly, subordinate and residual interests involve substantially more credit risk than the senior classes of the mortgage-related securities to which such interests relate and generally are not as liquid as the senior classes.

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

         The Company determines the present value of anticipated cash flows at the time each securitization transaction closes, utilizing valuation assumptions appropriate for each particular transaction. The significant valuation assumptions include the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, the Company currently applies a discount rate of 18% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During 1999, the Company utilized proprietary prepayment curves generated by the Company (reaching an approximate range of annualized rates of 15%-50%). In its estimates of annual loss rates, the Company utilizes assumptions that it believes are reasonable. The Company currently estimates annual losses of between 0.03% and 4.06% of the underlying loans.

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

         It is intended that any securities retained by the Bank resulting from the securitization of assets held by it directly will be distributed to the Company as a dividend, subject to the Bank's ability to declare such dividends under applicable limitations. During the first quarter of 1999, a subordinate security with a fair value of $3.5 million was distributed by the Bank to the Company in the form of a dividend. At June 30, 1999, the Bank held three subordinate securities with an aggregate fair value of $13.8 million ($12.2 million of amortized cost) which are expected to be distributed by the Bank to the Company during the third quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         The following tables detail the Company's securities available for sale portfolio at June 30, 1999, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors.

                                                                                                        Anticipated
                                                                                            Subordi-      Yield to
                                                                 Class Size                 nation/OC   Maturity At:
                                     Issue           Rating  ------------------   Interest  Level At: ----------------
  Securitization (Issuer)   Security Date   Rating  Agencies Issuance   6/30/99  Percentage 6/30/99   Purchase 6/30/99
  ------------------------- -------  ----   ------  -------- --------  --------  ---------- -------   -------- -------
  SINGLE-FAMILY RESIDENTIAL                                   (Dollars in thousands)
  Subordinates:
   BCF 1996 R1(5)..........   B3    Oct-96    NR    (a),(b)   $70,773   $47,843    50.00%    None       15.70%   13.57%
   BCF 1997 R1(5)..........   B4    Mar-97    NR    (b),(c)    21,784    10,889    49.71     None       13.46   (27.36)
   BCF 97 R2 (5)...........   B4    Jun-97  Ba2,BB  (b),(c)     6,358     5,927    73.54     7.66%       9.58     (.17)
                              B5             B2,B               6,264     5,839    73.54     4.29       10.74    (2.71)
                              B6              NR               13,883     7,418    73.54     None       15.98    (6.76)
   BCF 1997 R3 (5).........   B4    Dec-97    NR    (b),(d)    69,582    50,443    50.24     None       15.84    (6.97)
   ORMBS 1998 R1 (6).......   B4    Mar-98    NR    (b),(d)   101,774    88,403    50.34     None       20.50     5.07
   ORMBS 1998 R2 (6).......   B4A   Jun-98   Ba2    (b)         1,056     1,030   100.00     6.78       13.22   (30.80)
                              B4F            Ba2                  937       902   100.00     7.92       19.23   (23.98)
                              B5A             B2                  880       858   100.00     5.29       23.78   (26.93)
                              B5F             B2                  937       902   100.00     5.97       11.78   (24.48)
                              B6A             NR                3,696     3,044   100.00     None       16.72    15.07
                              B6F             NR                3,345     2,758   100.00     None       19.50   (10.31)
   ORMBS 1998 R3 (6).......   B4    Sep-98 Ba2,BB   (b),(d)    11,765    11,567    85.87    13.01       11.71    15.16
                              B5            B2,B                9,151     8,996    85.87     9.43       16.54    17.70
                              B6              NR               26,145    23,726    85.87     None       18.00    13.36
   ORMBS 1999 RI  (6)......   B5A   Mar-99  B2,B    (b),(d)     1,630     1,601   100.00     5.67       17.73    23.66
                              B5F           B2,B                1,843     1,811   100.00     5.42       17.74    21.52
                              B6A             NR                3,586     3,506   100.00     None       18.00    30.15
                              B6F             NR                4,299     4,224   100.00     None       18.00    22.61
   ORMBS 1999 R2 (6) ......   B4    Jun-99    BB  (a),(c),(d)  10,530    10,530   100.00     4.00       13.45    13.09
                              B5              B                 4,680     4,680   100.00     6.00       18.45    17.78
                              B6              NR                7,020     7,020   100.00     None       18.00    17.36
   CSFB 1996-1R
   (ITT 94-P1) (8) ........   4B2   Oct-96    NR    (b),(c)     1,046       192   100.00     None       N/A       N/A

  Interest Only:
   OML 2 (7)............... DAC-IO  Nov-98 Aaa,AAA  (b),(c)   186,175   158,596   100.00      N/A       28.50    18.48
   OML 3 (7) .............. DAC-IO  Jun-99 Aaa,AAA  (b),(c)   259,548   259,548   100.00      N/A       25.30    23.25

  Subprime residuals:
   SBMS 1996 3 (1).........    R    Jun-96    NR    (a),(b)   130,062    39,402   100.00    12.17       15.52     2.62
   MLM1 1996 1 (2).........    R    Sep-96    NR    (a),(b)    81,142    25,103   100.00    17.74       15.16     4.32
   MS 1997 1 (3)...........   X1    Jun-97    NR    (a),(b)    17,727    12,162   100.00     3.38       21.47    15.52
                              X2                               87,118    37,202   100.00     7.57       20.38     6.34
   1997 OFS 2 (4)..........    X    Sep-97    NR    (a),(b)   102,201    58,404   100.00     5.36       19.65     6.88
   1997 OFS 3 (4)..........    X    Dec-97    NR    (a),(b)   208,784   133,592   100.00     5.75       19.59    16.06
   1998 OFS 1 (4)..........    X    Mar-98    NR    (b),(d)   161,400   114,244   100.00     2.68       18.00    13.60
   1998 OFS 2 (4)..........    X    Jun-98    NR    (a),(b)   382,715   246,862   100.00     4.62       19.46     7.05
   1998 OFS 3 (4)..........    X    Sep-98    NR    (a),(d)   261,649   228,636   100.00     3.41       18.00    18.15
   1998 OFS 4 (4)..........    X    Dec-98    NR  (a),(b),(c) 349,000   334,901   100.00     2.14       18.00    24.60
   1999 OFS 1 (4) .........    X    Jun-99    NR    (a),(b)   148,628   148,628   100.00     2.47       18.00    17.60
   OML 1 (7)...............    R    Jun-98    NR    (a),(d)   344,148   257,945   100.00 RF $10,900     20.72    50.70
   OML 2 (7)...............    B    Nov-98  Baa2,B  (b),(c)    16,725    16,504   100.00 RF $ 5,900     12.50    11.60
                               R              NR              186,175   158,596   100.00 RF $ 5,900     36.50    15.61
                               S              NR                6,311     6,101   100.00      None      25.30    23.25
   OML 3 (7) ..............    S    Jun-99    NR    (b),(c)     3,945     3,945   100.00 RF $ 1,500     25.30    23.25
                               R              NR              260,386   260,386   100.00      N/A       25.30    23.25

  MULTI-FAMILY AND COMMERCIAL
  Subordinates:
   BCF 1997 C1 (5).........    F    Dec-97    B     (c)         3,210     3,210   100.00    16.40       11.21    10.35
                               G              NR               12,197    12,207   100.00     None       15.00    19.95
  Interest-only:
   BCF 1997 C1 (5).........   XI    Dec-97    NR    (c)        67,350    28,245   100.00     N/A         6.93    51.01
                              X2              NR               35,359    20,114   100.00     N/A         8.53    29.75

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================


                                                                                                        Anticipated
                                                                                            Subordi-      Yield to
                                                                 Class Size                 nation/OC   Maturity At:
                                     Issue           Rating  ------------------   Interest  Level At: ----------------
  Securitization (Issuer)   Security Date   Rating  Agencies Issuance   6/30/99  Percentage 6/30/99   Purchase 6/30/99
  ------------------------- -------  ----   ------  -------- --------  --------  ---------- -------   -------- -------
  SINGLE-FAMILY RESIDENTIAL                                   (Dollars in thousands)
                             E-IO             BB               10,271    10,271     100.00     N/A      7.00     27.67
   FNMA 1995 M2 (9)........    M    Jun-95    NR       (c)    100,275    10,854     100.00     N/A       N/A    (18.82)
   BFBT Arm Strip..........   IO    Jun-94    NR       N/A    157,182     8,754     100.00     N/A      0.00     27.32

ISSUERS:
(1) Salomon Brothers Mortgage Securities VII      (6) Ocwen Residential MBS Corporation         RATING AGENCIES:
(2) Merrill Lynch Mortgage Investors, Inc.        (7) Ocwen Mortgage Loans                      (a)  S&P
(3) Morgan Stanley ABS Capital I, Inc.            (8) Credit  Suisse First Boston (ITT Federal  (b)  Moody's
(4) Ocwen Mortgage Loan Asset Backed                  Bank, FSB)                                (c)  Fitch
    Certificates                                  (9) Federal National Mortgage Association     (d)  DCR
(5) BlackRock Capital Finance L.P.                (10)Berkley Federal Bank & Trust
-----------------------------------------------------------------------------------------------------------------------

N/A - Not Available                               RF - Reserve funds are actual cash reserves

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

                             Weighted   Weighted      Total     Actual Life Actual Life
                              Average    Average    Delinquency   to Date    to Date                    Collateral Balance
                             Coupon At  LTV/DSCR        at        CPR at     Losses at  Product Type At ------------------
Securitization (Issuer)      6/30/99    at 6/30/99    6/30/99     6/30/99    6/30/99        6/30/99     Issuance  6/30/99
-----------------------      ---------  ----------  ----------- ----------- ----------- --------------- --------- -------
  SINGLE-FAMILY RESIDENTIAL                                  (Dollars in thousands)
Subordinates:
   BCF 1996 R1 (5).........     10.04%     97.91%     12.24%     13.32%    $  19,993   98% Fixed, 2% ARM 505,613    320,230
   BCF 1997 R1 (5).........     10.06     112.03      22.22      13.24        10,264   98% Fixed, 2% ARM 177,823    124,038
   BCF 97 R2 (5)...........      8.06      88.59      32.76      12.54         5,724   26% Fixed, 74%ARM 251,790    173,003


   BCF 1997 R3 (5).........      9.63     112.23      20.97      10.20        17,213   98% Fixed, 2% ARM 579,851    473,301
   ORMBS 1998 R1 (6).......      8.94     121.21      21.18       7.26        11,364   98% Fixed, 2% ARM 565,411    514,342
   ORMBS 1998 R2 (6).......      9.01      89.49      30.32      12.41         1,034   45% Fixed, 55%ARM 123,917    103,784





   ORMBS 1998 R3 (6).......      8.96     127.02      30.40       5.47         1,983   98% Fixed, 2% ARM 261,452    251,544


   ORMBS 1999 R1 (6).......      9.05      85.85      12.44      11.58            18   56% Fixed, 44%ARM 147,101    139,740



  ORMBS 1999 R2 (6)........      9.29     117.42         --         --            --   100% fixed        117,004    117,004


    CSFB 1996 1R
    (ITT 94-P1) (8) .......      7.21        N/A       3.39        N/A           156   100% 1-Year CMT    32,487      6,264


  Interest-only:
    OML 2 (7)..............     12.30      62.54      38.34      23.95           723   100% UK Subprime  186,175    158,596
    OML 3 (7)..............     11.59      66.07         --         --            --   100% UK Subprime  260,386    260,386

  Subprime residuals:
   SBMS 1996 3 (1).........     11.00      69.73      18.76      32.44         2,823   56% Fixed, 44%ARM 130,062     39,402
   MLM1 1996 1 (2).........     11.23      75.09      18.43      34.35         1,648   32% Fixed, 68%ARM  81,142     25,103
   MS 1997 1 (3)...........     10.53      74.79      17.40      30.97         1,133   25% Fixed, 75%ARM  17,727     12,162
                                11.05      74.79      17.40      30.97         1,133   25% Fixed, 75%ARM  87,118     37,202
   1997 OFS 2 (4)..........     10.28      78.38      15.39      26.92           815   17% Fixed, 83%ARM 102,201     58,404
   1997 OFS 3 (4)..........     10.11      79.62      17.08      25.29         1,248   18% Fixed, 82%ARM 208,784    133,592
   1998 OFS 1 (4)..........     10.33      80.07      17.51      23.77           984   14% Fixed, 86%ARM 161,400    144,244
   1998 OFS 2 (4)..........     10.77      75.98      13.05      35.01         1,084   38% Fixed, 62%ARM 382,715    246,862
   1998 OFS 3 (4)..........     10.38      79.15      17.52      15.98           369   28% Fixed, 72%ARM 261,649    228,636
   1998 OFS 4 (4)..........     10.51      76.78      16.96       5.99            --   41% Fixed, 59%ARM 349,000    334,901
   1999 OFS 1 (4)..........      9.90      75.69         --        --             --   64% Fixed, 36%ARM 146,628    146,628
   OML 1 (7)...............     13.67      61.23      25.40      24.20           147   100% UK Subprime  344,148    257,945
   OML 2 (7)...............     12.30      62.54      38.34      23.95           723   100% UK Subprime  186,175    158,596


   OML 3 (7)...............     11.59      66.07         --         --            --   100% UK Subprime  260,386    260,386

MULTI-FAMILY AND
COMMERCIAL
  Subordinates:
   BCF 1997 C1 (5).........     10.08       1.52      14.08        N/A            --   20% Multi-family, 128,387     74,411
                                                                                       19% Hotel, 16%
                                                                                       Industrial

  Interest-only:
   BCF 1997 C1 (5).........     10.08       1.52      14.08        N/A            --   20% Multi-family, 128,387     74,411
                                                                                       19% Hotel, 16%
                                                                                       Industrial
     FNMA 1995 M2  (9).....      9.48       1.35         --      10.07            --   100% Multi-family 216,797    138,251
   BFBT Arm Strip..........      8.20        N/A        N/A        N/A            N/A  100% Conventional 157,182      8,754
                                                                                       ARMS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie the Company's securities available for sale portfolio at June 30, 1999.

Description                   California     Texas       Florida      New York     Maryland     Other (1)      Total
----------------------------  ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                     (Dollars in thousands)
Single family residential ... $  722,023   $  260,377   $  271,364   $  209,295   $  166,347   $1,777,721   $3,407,127

 Multi-family and commercial.     47,367        1,884       17,378       29,060        9,423       92,650      197,762
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------

 Total ...................... $  769,390   $  262,261   $  288,742   $  238,355   $  175,770   $1,870,371   $3,604,889
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========

 Percentage (2) .............         21%           7%           8%           7%           5%          52%         100%
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========

(1)      No other individual state makes up more than 21% of the total of other.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

         The following table summarizes information relating to the Company's mortgage-related securities available for sale at June 30, 1999.

                                                                                       ANTICIPATED
                                                                                        REMAINING                ANTICIPATED
                                                                           ORIGINAL     YIELD TO                   WEIGHTED
                                                                          ANTICIPATED   MATURITY                   AVERAGE
                                   AMORTIZED                   PERCENT     YIELD TO        AT                     REMAINING
       RATING/DESCRIPTION            COST       FAIR VALUE      OWNED      MATURITY    6/30/99(1)     COUPON       LIFE (2)
--------------------------------  -----------  ------------  ----------  ------------  ------------  --------    ----------
                                                                    (Dollars in thousands)
 SINGLE-FAMILY RESIDENTIAL:
     BB-rated subordinates......    $  8,693     $  8,878        87.04%      11.93%       16.43%        6.86%        6.43
     B-rated subordinates.......       4,254        5,061        89.19       16.06        34.70         7.05         4.06
     BBB-rated subordinate......      14,733       16,667       100.00       12.50        11.52         8.36         3.25
     Unrated subordinates.......      27,521       28,486        72.69       21.97        36.46         8.82         2.72
     AAA-rated interest-only....      17,635       16,518       100.00       23.60        19.28         4.94         2.10
     Unrated subprime residuals.     153,018      162,328       100.00       20.18        27.02           --         6.57

 MULTI-FAMILY AND COMMERCIAL:
     Unrated interest-only......          43           77      100.00           --        43.54         0.34         1.21
     B-rated subordinates.......       1,165        1,165       51.20        10.35        16.03        10.28         6.74
     Unrated subordinates.......       2,803        2,935       51.20        15.00        20.24        10.28         7.30

(1) Changes in the June 30, 1999 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions, loss assumptions and charges taken to reduce the value of the securities.

(2)      Equals the weighted average life based on June 30, 1999 book value.

         The following table sets forth the property types of the Company's commercial mortgage-backed securities at June 30, 1999, based upon the principal amount.
                                                                  Percentage
                                     Property type                 Invested
                           ---------------------------------      ----------

                           Multi-family.....................         72.17%
                           Lodging..........................          6.68
                           Warehouse........................          5.71
                           Office...........................          4.51
                           Mixed Use........................          3.71
                           Other............................          7.22
                                                              ------------
                           Total............................        100.00%
                                                              ============

         The following is a glossary of terms included in the above tables.

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

                                  _                                                                _
                                 |                                                                  |
                                 |                                                                  |
                                 |                                                                  |
                                 | ( 1 - Final Aggregate Balance ACTUAL    )   (       12         ) |
 Actual Life-to-Date CPR = 100 X | (     --------------------------------- ) X ( ---------------- ) |
                                 | (     Final Aggregate Balance SCHEDULED )   ( Months in Period ) |
                                 |                                                                  |
                                 |_                                                                _|

         ACTUAL LIFE-TO-DATE LOSSES - Represents cumulative losses of the original collateral at the indicated date.

         ANTICIPATED YIELD TO MATURITY AT JUNE 30, 1999 - Effective yield from inception to maturity based on the current carrying value and the then current estimate of future cash flows under the assumptions at the respective date.

         ANTICIPATED YIELD TO REMAINING MATURITY AT JUNE 30, 1999 - Effective yield based on the current carrying value and the then current estimate of future cash flows under the assumptions at the respective date.

         ANTICIPATED YIELD TO MATURITY AT PURCHASE - Effective yield from inception to maturity based on the purchase price and anticipated future cash flows under pricing assumptions.

         CLASS SIZE - Represents the dollar size of a particular class. Class Size for subprime residuals is equal to the Collateral Balance at the respective date.

         COLLATERAL BALANCE - Represents the unpaid principal balance including arrearage of the underlying collateral of the entire securities at the indicated date.

         INTEREST ONLY - Interest Only ("IO") securities receive the excess interest remaining after the interest payments have been made on all senior classes of bonds based on their respective principal balances. There is no principal associated with IO securities and they are considered liquidated when the particular class they are contractually tied to is paid down to zero.

         INTEREST PERCENTAGE - Represents the percentage of the particular class of security owned by the Company.

         ISSUE DATE - Represents the date on which the indicated securities were issued.

         OVER-COLLATERIZATION LEVEL - For residual interest in residential mortgage-backed securities, over collaterization ("OC") is the amount by which the collateral balance exceeds the sum of the bond principal amounts. OC is achieved by applying monthly a portion of the interest payments of the underlying mortgages toward the reduction of the class certificate principal amounts, causing them to amortize more rapidly than the aggregate loan balance. The OC percentage, expressed as a percentage of the outstanding collateral balance, represents the first tier of loss protection afforded to the non-residual holders. The OC percentage also determines whether the over-collaterization target has been satisfied as of a specific date, such that cash flows to the residual holder are warranted. To the extend not consumed by losses on more highly rated bonds, OC is remitted to the residual holders.

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

         WEIGHTED AVERAGE LTV - Represents the ratio of the unpaid principal balance including arrearage to the value of the underlying collateral and applies to the single-family residential securities.

         LOANS AVAILABLE FOR SALE. The Company's loans available for sale at June 30, 1999, which are carried at the lower of cost or fair value, decreased by $45.4 million or 26% from December 31, 1998, and consist primarily of single family residential loans to subprime borrowers. The Company generally intends to sell or securitize its single family residential loans to subprime borrowers and, as a result, all of such loans were classified as available for sale at June 30, 1999 and December 31, 1998. The Company's single family residential lending activities to subprime borrowers is conducted by OFS and Ocwen UK.

         The following table sets forth the composition of the Company's loans available for sale by type of loan at the dates indicated.

                                                 June 30,          December 31,
                                                   1999               1998
                                               ------------       -------------
                                                    (Dollars in thousands)
Single family residential loans.............   $    132,245       $     177,578
Consumer loans..............................            180                 269
                                               ------------       -------------
                                               $    132,425       $     177,847
                                               ============       =============

         The following table sets forth the activity in the Company's net loans available for sale during the periods indicated.

                                                                         Three Months                          Six Months
                                                                  ----------------------------       -----------------------------
For the periods ended June 30,                                       1999             1998               1999              1998
-------------------------------------------------------------     -----------      -----------       -----------       -----------
                                                                                        (Dollars in thousands)
Balance at beginning of period...............................     $   374,094      $   493,106       $   177,847       $   177,041
Purchases:
   Single family residential (1) (2).........................          32,440          441,293            47,103           763,013
Originations:
   Single family residential (1)
     Domestic ...............................................          42,517          170,593           188,713           353,115
     Foreign (Ocwen UK) .....................................         152,965           46,106           293,007            46,106
                                                                  -----------      -----------       -----------       -----------
                                                                      195,482          216,699           481,720           399,221

Sales (3)....................................................        (457,052)        (777,117)         (558,517)         (943,276)
(Increase) decrease in lower of cost or market reserve.......           2,609             (752)            1,964            (1,079)
Principal repayments, net of capitalized interest............         (12,866)         (32,814)          (10,591)          (53,817)
Transfer to real estate owned................................          (2,282)          (2,056)           (7,101)           (2,744)
                                                                  -----------      -----------       -----------       -----------
   Net increase (decrease) in loans..........................        (241,669)        (154,747)          (45,422)          161,318
                                                                  -----------      -----------       -----------       -----------
Balance at end of period.....................................     $   132,425      $   338,359       $   132,425       $   338,359
                                                                  ===========      ===========       ===========       ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

(1) During the six months ended June 30, 1999 and 1998, the Company purchased and originated single family residential loans to subprime borrowers.
(2) Purchases of single family residential loans during the six months ended June 30, 1998 include $292.8 million purchased from the U.S. operations of Cityscape Financial Corp.
(3) Included in sales for the six months ended June 30,1999, is the securitization of 2,192 domestic subprime single family loans with an aggregate unpaid principal balance of $235.6 million and 8,983 foreign subprime single family loans with an unpaid balance of $295.2 million. Included in sales for the six months ended June 30, 1998 is the securitization of 5,961 domestic subprime single family loans with an aggregate unpaid principal balance of $544.1 million and 14,179 foreign subprime single family loans with an aggregate unpaid principal balance of $363.8 million.

         The loans available for sale portfolio is secured by mortgages on properties geographically located throughout the United States and the United Kingdom. The following table sets forth the five states or countries in which the largest amount of properties securing the Company's loans available for sale were located at June 30, 1999:

                                        Single-family
                                         Residential           Consumer               Total
                                         -----------          ----------          ------------
                                                        (Dollars in thousands)
       UK..........................      $    79,448          $       --          $     79,448
       New Jersey..................            8,915                  --                 8,915
       Florida.....................            5,959                  80                 6,039
       Michigan....................            5,539                  --                 5,539
       Illinois....................            5,173                  --                 5,173
       Other(1)....................           27,211                 100                27,311
                                         -----------          ----------          ------------
       Total.......................      $   132,245          $      180          $    132,425
                                         ===========          ==========          ============

(1) Consists of properties located in 36 other states, none of which aggregated over $4.3 million in any one state.

         The following table presents a summary of the Company's non-performing loans (loans which were past due 90 days or more) in the loans available for sale portfolio at the dates indicated:

                                                                    June 30,       December 31,
                                                                      1999             1998
                                                                   -----------     -----------
                                                                      (Dollars in thousands)
       Non-performing loans:
          Single family (1).................................       $    28,442     $    39,415
          Consumer..........................................                 3               9
                                                                   -----------     -----------
                                                                   $    28,445     $    39,424
                                                                   ===========     ===========

       Non-performing loans as a percentage of:
          Total net loans available for sale................             21.49%          22.17%
          Total assets......................................              0.94%           1.19%

(1) Includes $6.0 million ((pound)3.8 million) and $7.2 million ((pound)5.4 million) of non-performing loans related to Ocwen UK at June 30, 1999 and December 31, 1998, respectively.

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

         DISCOUNT LOAN PORTFOLIO. At June 30, 1999, the Company's net discount loan portfolio amounted to $1.01 billion or 33.5% of the Company's total assets as compared to $1.03 billion or 31% of total assets at December 31, 1998. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated.
                                                   June 30,        December 31,
                                                     1999              1998
                                                 ------------      ------------
                                                 (Dollars in thousands)
     Single family residential loans........     $    512,950      $    597,100
     Multi-family residential loans.........          260,313           244,172
     Commercial real estate loans (1).......          483,378           449,010
     Other loans............................           18,734            10,144
                                                 ------------      ------------
        Total discount loans................        1,275,375         1,300,426
     Unaccreted discount (2)................         (246,206)         (252,513)
                                                 ------------      ------------
                                                    1,029,169         1,047,913
     Allowance for loan losses..............          (20,405)          (21,402)
                                                 ------------      ------------
        Discount loans, net (3).............     $  1,008,764      $  1,026,511
                                                 ============      ============

(1) The balance at June 30, 1999 consisted of $170.9 million of loans secured by office buildings, $120.5 million of loans secured by hotels, $104.4 million of loans secured by retail properties or shopping centers and $87.6 million of loans secured by other properties. The balance at December 31, 1998, consisted of $154.1 million of loans secured by office buildings, $100.4 million of loans secured by hotels, $21.2 million of loans secured by retail properties or shopping centers and $173.3 million of loans secured by other properties.

(2) The balance at June 30, 1999 consisted of $129.6 million on single family residential loans, $43.4 million on multi-family residential loans, $72.2 million on commercial real estate loans and $1.0 million on other loans. The balance at December 31, 1998 consisted of $161.6 million on single family residential loans, $20.8 million on multi-family residential loans, $69.8 million on commercial real estate loans and $0.3 million on other loans.

(3) The discount loan portfolio included $13.6 million and $8.2 million at June 30, 1999 and December 31, 1998, respectively, of charged-off unsecured credit card receivables which were acquired at a discount. Collections of unsecured credit card receivables are accounted for under the cost recovery method.

         The discount loan portfolio is secured by mortgages on properties geographically located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's discount loans were located at June 30, 1999.

                                                                       Commercial
                                   Single-family     Multi-family      Real Estate
                                    Residential      Residential        and Other         Total
                                  ---------------   --------------    -------------   -------------
                                                         (Dollars in thousands)
California....................    $        41,790   $       21,179    $     121,161   $     184,130
New York......................             55,573            6,285           82,092         143,950
Michigan......................              8,067           64,714           26,174          98,955
Illinois......................             17,726           72,357            1,312          91,395
New Jersey....................             50,791              856           12,837          64,484
Other (1).....................            209,401           51,519          185,335         446,255
                                  ---------------   --------------    -------------   -------------
    Total.....................    $       383,348   $      216,910    $     428,911   $   1,029,169
                                  ===============   ==============    =============   =============

(1) Consists of properties located in 44 other states, none of which aggregated over $56.9 million in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         The following tables set forth the activity in the Company's net discount loan portfolio during the periods indicated.

                                                             Three months ended June 30,
                                               ---------------------------------------------------------
                                                          1999                          1998
                                               --------------------------    ---------------------------
                                                                No. of                         No. of
                                                 Balance         Loans         Balance          Loans
                                               -----------    -----------    -----------    ------------
                                                                (Dollars in thousands)
Balance at beginning of period, net.....       $   893,180          6,042    $ 1,171,623           8,571
Acquisitions(1).........................           381,501          2,774        585,756           4,138
Resolutions and repayments (2)..........           (75,252)          (305)      (130,265)           (590)
Loans transferred to real estate owned..           (37,468)          (468)       (84,404)           (636)
Sales(3)................................          (116,635)        (1,306)      (115,196)         (1,168)
Increase in discount....................           (40,025)            --         (2,646)             --
Decrease (increase) in allowance........             3,463             --         (3,362)             --
                                               -----------    -----------    -----------    ------------
Balance at end of period, net...........       $ 1,008,764          6,737    $ 1,421,506          10,315
                                               ===========    ===========    ===========    ============

(1) During the three months ended June 30, 1999, acquisitions consisted primarily of $233.2 million of single family residential loans, $39.3 million of multi-family residential loans, $107.0 million of commercial real estate loans and $2.0 million of other loans. For the three months ended June 30, 1998, acquisitions consisted primarily of $293.9 million of single family residential loans, $145.5 million of multi-family residential loans, $146.3 million of commercial real estate loans and $
         0.1 million of other loans.

(2) Resolutions and repayments consists of loans which were resolved in a manner which resulted in partial or full repayment of the loan to the Company, as well as principal payments on loans which have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans which have not been resolved.

(3) Included in sales for the three months ended June 30, 1999 is the securitization of 1,443 discount single family residential mortgage loans with an aggregate unpaid principal balance of $90.0 million. Included in sales for the three months ended June 30, 1998 is the securitization of 1,155 discount single family residential mortgage loans with an aggregate unpaid principal balance of $98.3 million.

                                                              Six months ended June 30,
                                               ---------------------------------------------------------
                                                          1999                           1998
                                               --------------------------    ---------------------------
                                                                No. of                        No. of
                                                 Balance         Loans         Balance         Loans
                                               -----------    -----------    -----------    ------------
                                                                 (Dollars in thousands)
Balance at beginning of period, net.....       $ 1,026,511          8,100    $ 1,434,176          12,980
Acquisitions(1).........................           486,458          3,339        676,305           4,710
Resolutions and repayments (2)..........          (123,942)          (528)      (205,791)         (1,087)
Loans transferred to real estate owned..          (108,162)        (1,170)      (149,207)         (1,323)
Sales(3)................................          (279,032)        (3,004)      (355,559)         (4,965)
Decrease in discount....................             5,935             --         20,941              --
Decrease in allowance...................               996             --            641              --
                                               -----------    -----------    -----------    ------------
Balance at end of period, net...........       $ 1,008,764          6,737    $  1421,506          10,315
                                               ===========    ===========    ===========    ============

(1) During the six months ended June 30, 1999, acquisitions consisted primarily of $274.1 million of single family residential loans, $72.0 million of multi-family residential loans, $131.8 million of commercial real estate loans and $8.6 million of other loans. For the six months ended June 30, 1998, acquisitions consisted primarily of $335.3 million of single family residential loans, $148.5 million of multi-family residential loans, $186.2 million of commercial real estate loans and $6.3 million of other loans.

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

(3) Included in sales for the six months ended June 30, 1999 is the securitization of 3,137 discount single family residential mortgage loans with an aggregate unpaid principal balance of $227.3 million. Included in sales for the six months ended June 30, 1998 is the securitization of 4,932 discount single family residential mortgage loans with an aggregate unpaid principal balance of $325.9 million.

         The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated.

                                                           June 30, 1999              December 31, 1998
                                                       -----------------------     ----------------------
                                                       Principal        % of       Principal       % of
                                                         Amount         Loans        Amount        Loans
                                                       -----------     -------     ----------     -------
Loans without Forbearance Agreements:                                (Dollars in thousands)
   Current.......................................      $   637,982       50.02%    $  578,269       44.47%
   Past due 31 to 89 days........................           36,393        2.85         35,555        2.73
   Past due 90 days or more......................          431,455       33.83        509,838       39.21
   Acquired and servicing not yet transferred....          100,270        7.86         57,048        4.39
                                                       -----------     -------     ----------     -------
     Subtotal....................................        1,206,100       94.56      1,180,710       90.80
                                                       -----------     -------     ----------     -------

Loans with Forbearance Agreements:
   Current.......................................            2,020        0.16          1,180        0.09
   Past due 31 to 89 days........................            1,734        0.14          4,046        0.31
   Past due 90 days or more (1)..................           65,521        5.14        114,490        8.80
                                                       -----------   ---------     ----------   ---------
     Subtotal....................................           69,275        5.44        119,716        9.20
                                                       -----------   ---------     ----------   ---------

Total............................................      $ 1,275,375      100.00%    $1,300,426      100.00%
                                                       ===========   =========     ==========   =========

(1) Includes $64.9 million of loans which were less than 90 days past due under the terms of the forbearance agreements at June 30, 1999, of which $60.3 million were current and $4.6 million were past due 31 to 89 days. Includes $110.1 million of loans which were less than 90 days past due under the terms of the forbearance agreements at December 31, 1998, of which $77.9 million were current and $32.2 million were past due 31 to 89 days.

         For discussion and analysis regarding the allowance for loan losses on discount loans, see "Changes in Financial Condition - Allowance for Losses" below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         LOAN PORTFOLIO. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                           June 30,        December 31,
                                                                             1999              1998
                                                                         ------------      ------------
                                                                             (Dollars in thousands)
Single family residential loans..................................        $      1,911      $     30,361
Multi-family residential loans:
   Permanent.....................................................              33,276            53,311
   Construction..................................................              12,909            22,288
                                                                         ------------      ------------
                                                                               46,185            75,599
                                                                         ------------      ------------
Commercial real estate and land loans:
   Hotel:
     Permanent...................................................              20,610            29,735
     Construction................................................                  --             6,896
   Office buildings..............................................              75,673            93,068
   Land..........................................................               1,788             2,266
   Other.........................................................                  --             6,762
                                                                         ------------      ------------
     Total.......................................................              98,071           138,727
                                                                         ------------      ------------
Consumer.........................................................                  88               132
                                                                         ------------      ------------
     Total loans.................................................             146,255           244,819
Undisbursed loan funds...........................................              (5,295)           (7,099)
Unaccreted discount..............................................              (1,429)           (2,480)
Allowance for loan losses........................................              (5,853)           (4,928)
                                                                         ------------      ------------
     Loans, net..................................................        $    133,678      $    230,312
                                                                         ============      ============

         The loan portfolio is secured by mortgages on properties geographically located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loan portfolio were located at June 30, 1999.

                               Single-family     Multi-family      Commercial
                                Residential      Residential       Real Estate        Consumer           Total
                               -------------     ------------     -------------     -------------     ------------
                                                              (Dollars in thousands)
New York..................     $         158     $      9,360     $      24,581     $          34     $     34,133
Florida...................                --               --            14,732                --           14,732
California................                21            7,583             5,617                --           13,221
Massachusetts.............                67               --            12,875                --           12,942
Virginia..................                --               --             9,657                --            9,657
Other (1).................             1,665           29,242            30,609                54           61,570
                               -------------     ------------     -------------     -------------     ------------
Total.....................     $       1,911     $     46,185     $      98,071     $          88     $    146,255
                               =============     ============     =============     =============     ============

(1) Consists of properties located in 19 other states, none of which aggregated over $8.1 million in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

(2) The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated.

                                                                  Three Months                          Six Months
                                                           ---------------------------         ----------------------------
For the periods ended June 30,                               1999              1998              1999               1998
-----------------------------------------------------      ---------         ---------         ---------          ---------
                                                                               (Dollars in thousands)
Balance at beginning of period.......................      $ 189,989         $ 305,072         $ 244,819          $ 294,925
                                                           ---------         ---------         ---------          ---------
Originations:
   Multi-family residential loans....................          1,758             8,500             4,225             22,271
   Commercial real estate loans......................          6,400            40,945            11,500             59,930
                                                           ---------         ---------         ---------          ---------
     Total loans originated..........................          8,158            49,445            15,725             82,201
                                                           ---------         ---------         ---------          ---------
Sales (1)............................................         (3,394)               --           (25,486)                --
Principal repayments, net of capitalized interest....        (48,392)          (58,156)          (86,231)           (80,765)
Loans and transfer to real estate owned..............           (106)               --            (2,572)                --
                                                           ---------         ---------         ---------          ---------
     Net increase (decrease) in loans................        (43,734)           (8,711)          (98,564)             1,436
                                                           ---------         ---------         ---------          ---------
Balance at end of period (2).........................      $ 146,255         $ 296,361         $ 146,255          $ 296,361
                                                           =========         =========         =========          =========

(1) Included in sales of the six months ended June 30, 1999 is the securitization of 392 single family residential mortgage loans with an aggregate unpaid principal balance of $25.2 million.

(2) The decline in the balance of the gross loan portfolio at June 30, 1999, as compared to June 30, 1998, is primarily due to repayments of commercial real estate loans (hotels and office buildings) and multifamily residential loans, as well as the sale of single family residential loans. As of June 30, 1999 the Company ceased origination of multifamily and commercial real estate loans.

         The following table presents a summary of the Company's non-performing loans (loans which are past due 90 days or more) in the loan portfolio and significant ratios at the dates indicated:
                                                 June 30,        December 31,
                                                   1999              1998
                                                -----------      -----------
                                                  (Dollars in thousands)
Nonperforming loans (1)
   Single family residential loans...........   $       302      $     1,169
   Multi-family residential loans............        13,441            7,392
   Commercial real estate and other..........        14,217              488
                                                -----------      -----------
                                                $    27,960      $     9,049
                                                ===========      ===========
Nonperforming loans as a percentage of:
   Total loans (2)...........................         19.84%            3.85%
   Total assets..............................          0.93%            0.27%


Allowance for loan losses as a percentage of:
   Total loans (2)...........................          4.19%            2.09%
   Nonperforming loans.......................         20.94%           54.46%

(1) The Company did not have any loans which were accruing interest and were past due 90 days or more at the dates indicated.

(2) Total loans are net of undisbursed loan proceeds and unaccreted discount.

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

         The following table sets forth the allocation of the Company's allowance for loan losses at the dates indicated by loan category and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                         June 30, 1999                           December 31, 1998
                           ----------------------------------------  ----------------------------------------
                                                  Gross                                     Gross
                                                  Loan                                      Loan
                           Allowance   Percent   Balance    Percent  Allowance   Percent   Balance    Percent
                           ----------  -------  ----------  -------  ----------  -------  ----------  -------
                                                        (Dollars in thousands)
Loan portfolio:
   Single family ........  $       30     0.5%  $    1,911     1.3%  $      215     4.3%  $   30,361    12.4%
   Multi-family .........       1,900    32.5       46,185    31.6        2,714    55.1       75,599    30.9
   Commercial real estate       3,923    67.0       98,071    67.1        1,999    40.6      138,727    56.7
   Consumer .............          --      --           88      --           --      --          132      --
                           ----------   -----   ----------   -----   ----------   -----   ----------   -----
                           $    5,853   100.0%  $  146,255   100.0%  $    4,928   100.0%  $  244,819   100.0%
                           ==========   =====   ==========   =====   ==========   =====   ==========   =====
Discount loan portfolio:
   Single family ........  $   10,856    53.2%  $  512,950    40.2%  $   10,307    48.2%  $  597,100    45.9%
   Multi-family .........       2,503    12.3      260,313    20.4        2,457    11.5      244,172    18.8
   Commercial real estate       6,887    33.8      483,378    37.9        8,607    40.2      449,010    34.5
   Other ................         159     0.7       18,734     1.5           31     0.1       10,144     0.8
                           ----------   -----   ----------   -----   ----------   -----   ----------   -----
                           $   20,405   100.0%  $1,275,375   100.0%  $   21,402   100.0%  $1,300,426   100.0%
                           ==========   =====   ==========   =====   ==========   =====   ==========   =====

         The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

         The following table summarizes activity in the allowance for loan losses related to the Company's loan portfolio and discount loan portfolio during the six months ended June 30, 1999.

                                         Balance                                                        Balance
                                       December 31,                                                     June 30,
                                           1998         Additions     Charge-offs      Recoveries         1999
                                        ----------     -----------    -----------      ----------      ----------
Loan portfolio:
   Single family...................     $      215     $      (177)    $       (8)     $       --      $       30
   Multi-family....................          2,714            (794)           (20)             --           1,900
   Commercial real estate..........          1,999           1,924             --              --           3,923
   Consumer........................             --              --             --              --              --
                                        ----------     -----------     ----------      ----------      ----------
                                        $    4,928     $       953     $      (28)     $       --      $    5,853
                                        ==========     ===========     ==========      ==========      ==========
Discount loans:
   Single family...................     $   10,307     $     2,481     $   (2,156)     $      224      $   10,856
   Multi-family....................          2,457             417           (371)             --           2,503
   Commercial......................          8,607             353         (2,073)             --           6,887
   Other...........................             31             158            (30)             --             159
                                        ----------     -----------     ----------      ----------      ----------
                                        $   21,402     $     3,409     $   (4,630)     $      224      $   20,405
                                        ==========     ===========     ==========      ==========      ==========

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

         The carrying value of the Company's investments in low-income housing tax credit interests are as follows at the dates indicated.

                                                                                     June 30,        December 31,
                                                                                       1999              1998
                                                                                    -----------      -----------
                                                                                       (Dollars in thousands)
Investments solely as a limited partner made prior to May 18, 1995..............    $    18,510      $    19,607
Investments solely as a limited partner made on or after May 18, 1995...........         72,457           56,299
Investments both as a limited and, through subsidiaries, as a general partner...         89,599           68,258
                                                                                    -----------      -----------
                                                                                    $   180,566      $   144,164
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

         INVESTMENT IN UNCONSOLIDATED ENTITIES. The Company's investments in unconsolidated entities was comprised of the following at the dates indicated.

                                  Ownership                      Carrying Value
                         ------------------------       ----------------------------------
Entity                   Shares/Units        %          June 30, 1999    December 31, 1998
--------------------     ------------     -------       -------------    -----------------
                                           (Dollars in thousands)
OAC.................      1,540,000         8.12%       $     14,729       $     16,268
OPLP................      1,808,733         8.71%             21,239             22,820
Kensington..........        549,993        36.05%             42,905             46,586
Other...............        various       various              1,085              1,219
                                                        ------------       ------------
                                                        $     79,958       $     86,893
                                                        ============       ============

         Other consists primarily of the Company's joint venture investment, which consisted of a 10% interest in BCFL, a limited liability company formed by the Bank and BlackRock in January 1997 to acquire discount multi-family residential loans from HUD.

         For the six months ended June 30, 1999, the Company recorded equity in the losses of its investments in OAC and OPLP of $1.5 million and $2.0 million, respectively. At June 30, 1999 and December 31, 1998, the Company's investment in OAC stock was pledged as collateral on obligations outstanding under a line of credit.

         The Company's investment in Kensington includes the excess of the purchase price over the net investment in the amount of $33.3 million ((pound)
20.2 million) at June 30, 1999, as compared to $34.5 million ((pound)20.9 million) at December 31, 1998. For the six months ended June 30, 1999, the Company recorded equity in the losses of its investment in Kensington of $0.3 million.

         See  "Results  of   Operations-Equity   in  Losses  of   Investment  in
Unconsolidated Entities."

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

         The following table sets forth certain information relating to the Company's real estate owned at the dates indicated:

                                                 June 30,       December 31,
                                                   1999             1998
                                               -------------    ------------
                                                  (Dollars in thousands)
Discount loan portfolio:
   Single family residential...........        $      83,009    $     94,641
   Multi-family residential............                2,465          20,130
    Commercial real estate.............               90,289          82,591
                                               -------------    ------------
     Total.............................              175,763         197,362
Loan portfolio.........................                2,685             227
Loans available for sale portfolio.....                4,714           3,962
                                               -------------    ------------
                                               $     183,162    $    201,551
                                               =============    ============

         The following table sets forth the activity in the valuation allowance on real estate owned for the periods indicated.

                                                                 Three Months                        Six Months
                                                        --------------------------------   --------------------------------
For the periods ended June 30,                               1999              1998             1999              1998
-----------------------------------------------------   --------------    --------------   --------------    --------------
                                                                                (Dollars in thousands)
Balance at beginning of period (1)...................   $       13,545    $       13,242   $       15,325    $       12,346
Provision for loss in fair value.....................            9,779             1,644           14,840             5,878
Charge-offs and sales................................           (6,064)           (3,682)         (12,905)           (7,020)
                                                        --------------    --------------   --------------    --------------
Balance at end of period (1).........................   $       17,260    $       11,204   $       17,260    $       11,204
                                                        ==============    ==============   ==============    ==============

(1) The valuation allowance as a percentage of total real estate owned was 8.61% at June 30, 1999 as compared to 7.07% at December 31, 1998, and 6.88% at June 30, 1998.

         The following table sets forth the activity in real estate owned during the periods indicated.

                                                   Three months ended June 30,
                                       ----------------------------------------------
                                               1999                     1998
                                       ---------------------   ----------------------
                                                   No. of                    No. of
                                        Amount    Properties     Amount    Properties
                                       ---------  ----------   ---------   ----------
                                                                (Dollars in thousands)
Balance at beginning of period ......  $ 208,831       1,873   $ 172,693       1,642
Properties acquired through
 foreclosure or deed-in-lieu thereof:
     Discount loans .................     37,468         468      84,404         637
     Loans available for sale .......      2,282          35       2,056          12
     Loan portfolio .................        106           2          --          --

     Less discount transferred ......    (13,418)         --     (24,134)         --
                                       ---------   ---------   ---------   ---------
                                          26,438         505      62,326         649
                                       ---------   ---------   ---------   ---------
Acquired in connection with
   acquisitions of discount loans ...     23,330         429       8,137         135
                                       ---------   ---------   ---------   ---------
Sales ...............................    (71,722)       (941)    (93,586)       (779)
Decrease (increase) in allowance ....     (3,715)         --       2,037          --
                                       ---------   ---------   ---------   ---------
Balance at end of period(1) .........  $ 183,162       1,866   $ 151,607       1,647
                                       =========   =========   =========   =========

                                                    Six months ended June 30,
                                        ---------------------------------------------
                                                1999                     1998
                                        ---------------------   ---------------------
                                                     No. of                  No. of
                                         Amount    Properties    Amount    Properties
                                        ---------  ----------   ---------  ----------
                                                    (Dollars in thousands)
Balance at beginning of period .......  $ 201,551       1,999   $ 167,265       1,505
Properties acquired through
  foreclosure or deed-in-lieu thereof:
     Discount loans ..................    108,162       1,170     149,207       1,323
     Loans available for sale ........      7,101          91       2,744          20
     Loan portfolio ..................      2,572           4          --          --

     Less discount transferred .......    (34,303)         --     (45,922)
                                        ---------   ---------   ---------   ---------
                                          (83,532)      1,265     106,029       1,343
                                        ---------   ---------   ---------   ---------

Acquired in connection with
   acquisitions of discount loans ....     31,490         575      11,052         188
                                        ---------   ---------   ---------   ---------
Sales ................................   (131,476)     (1,973)   (133,880)     (1,389)
Decrease (increase) in allowance .....     (1,935)         --       1,141          --
                                        ---------   ---------   ---------   ---------
Balance at end of period(1) ..........  $ 183,162       1,866   $ 151,607       1,647
                                        =========   =========   =========   =========

 (1) The increase in real estate owned at June 30, 1999, as compared to June 30, 1998, is primarily the result of commercial real estate properties acquired through foreclosures on discount loans.


         The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated.

                                                              June 30, 1999               December 31, 1998
                                                        ------------------------      -----------------------
                                                           Amount          %             Amount          %
                                                        ------------   ---------      ------------    -------
                                                                          (Dollars in thousands)
One to two months...................................    $     43,096        23.5%     $     38,444       19.1%
Three to four months................................          17,651         9.7            79,264       39.3
Five to six months..................................          25,293        13.8            27,115       13.4
Seven to twelve months..............................          63,599        34.7            26,122       13.0
Over twelve months..................................          33,523        18.3            30,606       15.2
                                                        ------------   ---------      ------------  ---------
                                                        $    183,162       100.0%     $    201,551      100.0%
                                                        ============   =========      ============  =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         The following table sets forth certain geographical information by type of property at June 30, 1999 related to the Company's real estate owned.

                                                              Multi-family Residential
                                Single family Residential          and Commercial                    Total
                                -------------------------    --------------------------    --------------------------
                                                No. of                        No. of                        No. of
                                  Amount       Properties       Amount       Properties       Amount       Properties
                                ----------     ----------    -----------     ----------    -----------     ----------
                                (Dollars in thousands)
Florida..................       $    4,016             72    $    49,341             10    $    53,357             82
California...............           13,661            174          6,794              6         20,455            180
Connecticut..............            4,605             83         12,953              2         17,558             85
Georgia..................            1,214             26         14,078              2         15,292             28
New York.................           11,068            277            950              3         12,018            280
Other (1)................           53,516          1,183         10,966             28         64,482          1,211
                                ----------     ----------    -----------     ----------    -----------     ----------
   Total.................       $   88,080          1,815    $    95,082             51    $   183,162          1,866
                                ==========     ==========    ===========     ==========    ===========     ----------

(1) Consists of properties located in 43 other states, none of which aggregated over $10.0 million in any one state.

         DEPOSITS. Deposits decreased $300.5 million or 14% from December 31, 1998. The decrease in deposits during the six months ended June 30, 1999 was primarily the result of a $195.1 million decrease in brokered deposits obtained through national investment banking firms which solicit deposits from their customers, an $88.5 million decrease in deposits obtained through direct solicitation and marketing efforts to regional and local investment banking firms, institutional investors and high net worth individuals and a $24.9 million decrease in escrow deposits. Brokered deposits obtained through national investment banking firms amounted to $1.29 billion at June 30, 1999, as compared to $1.48 billion at December 31,1998. Deposits obtained through direct solicitation and marketing amounted to $288.9 million at June 30, 1999, as compared to $377.4 million at December 31, 1998. At June 30, 1999, the Company had $170.3 million of certificates of deposit in amounts of $100,000 or more, including $96.9 million of deposits of states and political subdivisions in the U.S. which are secured or collateralized as required under state law. See "- Liquidity, Commitments and Off-Balance Sheet Risks" below.

         NOTES, DEBENTURES AND OTHER INTEREST-BEARING OBLIGATIONS. Notes and debentures outstanding at the dates indicated, mature as follows.

                                                           June 30,    December 31,
                                                             1999          1998
                                                         ------------  ------------
1999:
5.975% Federal Home Loan Bank advance due July 1.......        50,000            --
2003:
11.875% Notes due October 1............................       125,000       125,000
2004:
Loan payable due May 24 (LIBOR plus 150 basis points)..         6,236            --
2005:
12% Subordinated Debentures due June 15 (1)............        98,000       100,000
                                                         ------------  ------------
                                                         $    279,236  $    225,000
                                                         ============  ============

(1) During the first quarter of 1999, the Company repurchased $2.0 million of its 12% subordinated Debentures at par.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit amounted to $94.0 million at June 30, 1999, a decrease of $85.2 million from December 31, 1998. The decrease is primarily the result of a decline in the balance of loans available for sale. Borrowings under lines of credit generally have a one-year term and interest rates which float in accordance with a designated prime rate. For additional information regarding lines of credit, see "Liquidity, Commitments and Off-Balance Sheet Risks."

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

         For the three and six months ended June 30, 1998 and 1999, the Company recorded $3.4 million and $6.8 million, respectively, of distributions to holders of the Capital Securities. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         STOCKHOLDERS' EQUITY. Stockholders' equity decreased $0.4 million during the six months ended June 30, 1999. The decrease in stockholders' equity during this period was primarily attributable to a $4.1 million decrease in unrealized gain on securities available for sale and repurchases of common stock in the amount of $1.8 million, offset by net income of $5.8 million. During the second quarter of 1999 the Company repurchased 205,300 shares of its common stock. See the Consolidated Statements of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements included in Item 1 hereof.

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

         Sources of liquidity include certificates of deposit obtained primarily from wholesale sources. At June 30, 1999, the Company had $1.64 billion of certificates of deposit, including $1.29 billion of brokered certificates of deposit obtained through national investment banking firms, all of which are non-cancelable. At the same date scheduled maturities of certificates of deposit during the 12 months ending June 30, 2000 and 2001 and thereafter, amounted to $216.8 million, $299.3 million and $1.12 billion, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn from the Company upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management of the Company believes that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments, and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds. There can be no assurance that this will continue to be the case in the future, however.

         Sources of borrowings include FHLB advances, which are required to be secured by single family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. At June 30, 1999, the Company was eligible to borrow up to an aggregate of $603.3 million from the FHLB of New York (subject to the availability of acceptable collateral) and had $1.1 million of single family residential loans and $10.4 million of multi-family residential loans and $77.3 million of short duration CMO's (all of which were held by the Bank) pledged as security for any such advances. At June 30, 1999 the Company had $50.0 million outstanding in FHLB advances. At the same date, the Company had contractual relationships with 12 brokerage firms and the FHLB of New York pursuant to which it could obtain funds from reverse repurchase agreements. At June 30, 1999, the Company had unrestricted cash and equivalents of $168.6 million (including $155.8 million held at the Bank), $413.9 million of short duration CMOs (all of which were held by the Bank), and $102.3 million of subordinate and residual mortgages that could be used to secure additional borrowings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         The Company's lines of credit obtained through its subsidiaries to finance its subprime lending are as follows:

                        Balance
                     Outstanding at   Amount of
   Entity               6/30/99       Facility     Committed Amount    Maturity Date       Interest Rate
---------------      --------------   ---------    ----------------    -------------       -------------
                                          (Dollars in thousands)
OFS (1)........        $    7,193     $  200,000       $  100,000         July 2001    LIBOR + 75  basis points
                           11,635        115,000          100,000         May 2000     LIBOR + 95 - 150 basis points
                            1,726         50,000           50,000         May 2000     LIBOR + 137.5 basis points

Ocwen UK (1)...            47,790        197,188          201,412         Nov. 1999    LIBOR + 80 basis point
                           23,137        157,750          161,130         April 2000   LIBOR + 87.5 basis points

IMI (2) .......             2,558     Lesser of               N/A              N/A     LIBOR + 150 basis points
                       ----------     $15,000  or 60%
                                      of market
                                      value of
                                      collateral

Total .........        $   94,039
                       ==========

(1) These lines are used to fund mortgage loan originations and are generally advanced at a rate of 80% to 90% of the principal balance of the mortgage loan and are secured by such mortgage loans.

(2)      Line is collateralized by the shares held by the Company in OAC.

         OFS's terms of the line of credit agreements contain, among other provisions, requirements for maintaining certain profitability, defined levels of net worth and debt-to-equity ratios. At June 30, 1999 and December 31, 1998, OFS failed to comply with the maintenance of profitability covenant for one of its credit lines. OFS obtained the lender's agreement waiving the requirement of this covenant for the six months ended June 30, 1999 and the year ended December 31, 1998.

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

         The Company's operating activities provided cash flows of $105.4 million and $292.2 million during the six months ended June 30, 1999 and 1998, respectively. During the foregoing periods, cash flows from operating activities were provided primarily by proceeds from sales of loans available for sale, and cash resources were used primarily to purchase and originate loans available for sale. The decrease in net cash flows provided by operating activities during the first half of 1999 as compared to the first half of 1998 was due primarily to a decline in proceeds from the sales of loans available for sale, and an increase in originations of loans available for sale, partially offset by a decrease in purchases of loans available for sale

         The Company's investing activities used cash flows totaling $78.3 million and $652.8 million during the six months ended June 30, 1999 and 1998, respectively. During the foregoing periods, cash flows from investing activities were provided primarily by principal payments on and sales of discount loans and loans held for investment, maturities and principal payments on securities available for sale and proceeds from sales of real estate owned. Cash flows from investing activities were primarily utilized to acquire subsidiaries, to purchase and originate discount loans and loans held for investment and purchase securities available for sale. The decrease in net cash used by investing activities during the six months ended June 30, 1999 as compared to the same period in 1998, was due primarily to the acquisition of Ocwen UK in April 1998, a decline in purchases of discount loans and purchases and originations of loans held for investment, an increase in maturities of and principal payments on securities available for sale and a decline in proceeds from sales of discount loans.

         The Company's financing activities used cash flows of $271.6 million and provided cash flows totaling $382.4 million during the six months ended June 30, 1999 and 1998, respectively. In the first half of 1998, cash flows from financing activities were provided primarily by the issuance of obligations under lines of credit and deposits. In the first half of 1999, cash used related primarily to deposits and the repayment of obligations under lines of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. The Bank's liquidity, as measured for regulatory purposes, amounted to 11.53% at June 30, 1999.

         The Bank's ability to make capital distributions pursuant to the OTS capital distribution regulations is limited by the regulatory capital levels which it has committed to the OTS it would maintain, commencing on June 30, 1997. As a result of an agreement between the Company and the OTS to dividend subordinate and residual mortgage-related securities resulting from securitization activities conducted by the Bank, which had an aggregate fair value of $13.8 million at June 30, 1999, the Bank may be limited in its ability to pay cash dividends to the Company. See "Regulatory Capital Requirements". In addition to the foregoing OTS limitations, there are certain contractual restrictions on the Bank's ability to pay dividends as set forth in the indenture governing the Bank's $98.0 million of 12% Debentures. See Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof. At June 30, 1999, the Bank held three subordinate securities with an aggregate fair value of $13.8 million. Future cash dividends also depend on future operating results of the Bank.

         At June 30, 1999, the Company had $33.6 million of unfunded commitments related to the purchase and origination of loans. Management of the Company believes that the Company has adequate resources to fund all of its commitments to the extent required and that substantially all of such commitments will be funded during 1999. See Note 7 to the Interim Consolidated Financial Statements included in Item 1 hereof.

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

         Following an examination in late 1996 and early 1997, the Bank committed to the OTS to maintain a core capital (leverage) ratio and a total risk-based capital ratio of at least 9% and 13%, respectively. The Bank continues to be in compliance with this commitment as well as the regulatory capital requirements of general applicability, as indicated in Note 6 to the
Interim Consolidated Financial Statements included in Item 1. Based on discussions with the OTS, the Bank believes that this commitment does not affect its status as a "well-capitalized" institution, assuming the Bank's continued compliance with the regulatory capital requirements required to be maintained by it pursuant to such commitment.

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

RECENT ACCOUNTING DEVELOPMENTS

         For information relating to the effects on the Company of the adoption of recent accounting standards see Note 2 to the Interim Consolidated Financial Statements in Item 1 hereof.

YEAR 2000 DATE CONVERSION

         The Company is in the process of establishing the readiness of its computer systems and applications for the year 2000 with the objective of having no effect on customers or disruption to business operations. The Company has established a project plan to achieve year 2000 readiness of its mission critical and non-mission critical systems, including hardware infrastructure and software applications. The project plan has a budget of approximately $2.0 million and is divided into six phases: identification, evaluation, remediation, validation, risk assessment and contingency planning. During 1998, the Company substantially completed the systems identification and evaluation phases of the project as well as remediation and validation of its mission critical systems.

         As of June 30, 1999, the Company had expended approximately 96% of budgeted man-hours and incurred costs of approximately $1.8 million, which included approximately $309,000 for Year 2000 testing tools, additional hardware, and outside consulting assistance, while the remainder consisted of labor and overhead expense from within the Company.

         In its systems evaluation and validation efforts, the Company has employed automated testing tools that are designed to meet guidelines established by the Federal Financial Institution Examination Council ("FFIEC") as required by the OTS. All new application development will include year 2000 readiness validation prior to implementation, followed by such end-to-end testing as may be necessary. During 1999 the Company is focusing on any remaining validation tasks, including remediation and validation of its non-mission critical systems and end-to-end testing with third parties. During the second quarter of 1999, the Company participated in the Mortgage Banker Association Year 2000 Inter-System Readiness Test with other mortgage industry leaders as a means of coordinating critical end-to-end validation.

         As part of the identification and evaluation phases of the project, the Company documented critical operating functions within each business unit, as well as strategic third-party and vendor relationships. These efforts also serve as the basis of the Company's year 2000 risk assessment and contingency planning efforts. The Company has retained a business continuity expert to prepare contingency plans and assist with the testing and validation of these plans. The business continuity expert reviewed the Company's year 2000 customer disclosure, mission critical systems testing results, critical vendor listings, software and hardware inventories, and disaster recovery plans for critical business units. On the basis of this review, the business continuity expert built a Company intranet business continuity template and database, established roles and responsibilities for key personnel in the business continuity plan, and informed the Company that as of April 30, 1999, the Company's year 2000 posture was sound and conformed to FFIEC requirements. However, because it is not possible to foresee all of the problems that may arise as a result of year 2000 issues, the Company believes that there can be no assurance that all contingencies have been adequately addressed by the business continuity plan.

         Because the Company has validated the year 2000 readiness of its mission critical systems and has developed business continuity plans to accommodate unforeseen disruptions, the Company believes that its most reasonably likely worst case year 2000 scenarios are characterized by potential failures of non-critical vendor or customer computer systems or end-to-end disruptions involving as yet unidentified, and hence untested, third-party systems and records stored on those systems. The Company could experience disruptions across all business segments as a result of year 2000 systems failures at government agencies, utilities, telecommunications providers, couriers and financial services vendors, among others. Concerning specific Company business functions, data acquired from third-parties might contain year 2000 incompatible components, which could impact the timeliness of third-party loan servicing functions such as payment processing or loan resolution. In addition, loans acquired by the Company could experience increased borrower or tenant defaults stemming from year 2000 related business shortfalls, dislocations or delays. Such risks could also impact the value of the Company's portfolio of mortgage-backed securities, as these are dependent upon the underlying pool of mortgage loans. There can be no assurance that such risks, if realized individually or collectively, would not have a material adverse effect on the Company's business, results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
================================================================================

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

         INTEREST RATE RISK MANAGEMENT. Under interest rate swap agreements, the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate exchange agreements are utilized by the Company to protect against the decrease in value of a fixed-rate asset or the increase in borrowing cost from a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. At and for the six months ended June 30, 1999, the Company had no outstanding interest rate exchange agreements. Interest rate exchange agreements had the effect of decreasing the Company's net interest income by $32,000 and $70,000 during the three and six months ended June 30, 1998, respectively.

         The Company also enters into interest rate futures contracts, which are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Eurodollar futures contracts have been sold by the Company to hedge the repricing or maturity risk of certain short duration mortgage-related securities, and U.S. Treasury futures contracts have been sold by the Company to offset declines in the market value of its fixed-rate loans and certain fixed-rate mortgage-backed and related securities available for sale in the event of an increasing interest rate environment. The Company had no outstanding interest rate futures and Eurodollar futures contracts outstanding at and for the six months ended June 30, 1999. Futures contracts had the effect of decreasing the Company's net interest income by $49,000 during the six months ended June 30, 1998. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         During the six months ended June 30, 1999, the Company entered into swaption and put option contracts to hedge its interest rate exposure on certain of its investments in low-income housing tax credit interests. Swaption contracts are options to enter into an interest rate swap agreement at a future date at a specific interest rate. A European put option allows the Company to sell a specified quantity of an asset at a specified price at a specific date. See Note 5 to the Interim Consolidated Financial Statement included in Item 1 hereof.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
================================================================================

         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 1999. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, performing discount loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments, (v) NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies of each such category of deposit by the Company, and (vi) escrow deposits and other non-interest bearing checking accounts, which amounted to $211.6 million at June 30, 1999, are excluded. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                                     June 30, 1999
                                                     ---------------------------------------------------------------------------
                                                        Within         Four to       More than         Three
                                                        Three          Twelve        One Year to       Years
                                                        Months         Months        Three Years       and Over         Total
                                                     ------------    ------------    ------------    ------------   ------------
Rate-Sensitive Assets:                                                          (Dollars in thousands)
   Interest-earning deposits.......................  $     18,127    $         --    $         --    $         --   $     18,127
   Federal funds sold..............................        75,000              --              --              --         75,000
   Securities available for sale...................       142,216         320,030         143,982         127,043        733,271
   Loans available for sale (1)....................         5,161          55,913          36,211          35,140        132,425
   Investment securities, net......................            --              --              --          10,825         10,825
   Loan portfolio, net (1).........................        55,661          41,190          26,407          10,420        133,678
   Discount loan portfolio, net....................       148,524         521,447         141,142         197,651      1,008,764
                                                     ------------    ------------    ------------    ------------   ------------
     Total rate-sensitive assets...................       444,689         938,580         347,742         381,079      2,112,090
                                                     ------------    ------------    ------------    ------------   ------------
Rate-Sensitive Liabilities:
   NOW and money market checking deposits..........         7,241           3,799           7,539          13,734         32,313
   Savings deposits................................            78             210             414             766          1,468
   Certificates of deposit.........................       272,290         522,261         691,642         142,941      1,629,134
                                                     ------------    ------------    ------------    ------------   ------------
     Total interest-bearing deposits...............       279,609         526,270         699,595         157,441      1,662,915
   FHLB Advances...................................        50,000              --              --             ---         50,000
   Securities sold under agreements to repurchase..       133,741              --              --              --        133,741
   Obligations outstanding under lines of credit...        94,039              --              --              --         94,039
   Notes and debentures............................         6,236              --              --         223,000        229,236
                                                     ------------    ------------    ------------    ------------   ------------
     Total rate-sensitive liabilities..............       563,625         526,270         699,595         380,441      2,169,931
   Interest rate sensitivity gap before
     off-balance sheet financial instruments.......      (118,936)        412,310        (351,853)            638        (57,841)
Off-Balance Sheet Financial Instruments:
   Swaptions and put option contracts..............            23             504              --              --            527
                                                     ------------    ------------    ------------    ------------   ------------
Interest rate sensitivity gap......................  $   (118,913)   $    412,814    $   (351,853)   $        638   $    (57,314)
                                                     ============    ============    ============    ============   ============

Cumulative interest rate sensitivity gap...........  $   (118,913)   $    293,901    $    (58,952)   $    (57,314)
                                                     ============    ============    ============    ============
Cumulative interest rate sensitivity gap as a
   Percentage of total rate-sensitive assets.......         (5.63)%         13.92%          (2.79)%         (2.71)%
                                                     ============    ============    ============    ============

   (1)   Balances have not been reduced for non-performing loans.

         Although the interest rate sensitivity gap analysis is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
================================================================================

interest rate risk that are defined in terms of net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates and hypothetical interest rate scenarios. An institution's NPV Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in that scenario by the present value of the institution's assets in that same scenario. The hypothetical scenarios are represented by immediate, permanent, parallel movements in the term structure of interest rates of plus and minus 100, 200, and 300 basis points from the actual term structure observed at quarter end. The minimum NPV Ratio for each of the seven rate shock scenarios and the corresponding limits approved by the Board of Directors of the Bank, is as follows at June 30, 1999.

              Rate Shock                    Board Limits              Current
          (in basis points)             (minimum NPV Ratios)         NPV Ratios
       ------------------------         --------------------         ----------
                 +300                          5.00%                  18.41%
                 +200                          6.00                   18.66
                 +100                          7.00                   18.83
                    0                          8.00                   18.90
                 -100                          7.00                   18.91
                 -200                          6.00                   18.90
                 -300                          5.00                   18.96

The Asset/Liability Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and NPV, and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by the Board of Directors of the Bank. The following table quantifies the potential changes in net interest income and NPV should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. For example, under current market conditions, a 100 basis point decline in the market interest rate is estimated to result in a 200 basis point increase in the prepayment rate of a typical subprime residential loan. Most commercial and multi-family loans are not subject to prepayments as a result of prepayment penalties and contractual terms which prohibit prepayments during specified periods. However, for those commercial and multi-family loans where prepayments are not currently precluded by contract, declines in interest rates are associated with steep increases in prepayment speeds in computing cash flows. A risk premium is then calculated for each asset, which, when added to the interest rate being modeled, results in a matrix of discount rates that are applied to the cash flows computed by the model. The base interest rate scenario assumes interest rates at June 30, 1999. Actual results could differ significantly from those estimated in the table.

                                                  Estimated Changes in
        Change in interest Rates            --------------------------------
      (Rate shock in basis points)          Net Interest               NPV
      ----------------------------          ------------              ------
                 +300                          10.20%                 (6.61)
                 +200                           6.80                  (3.92)
                 +100                           3.40                  (1.72)
                    0                             --                     --
                 -100                          (3.40)                  1.28
                 -200                          (6.80)                  2.43
                 -300                         (10.20)                  3.94

         Management of the Company believes that the assumptions used by it to evaluate the vulnerability of the Company's operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities and the estimated effects of changes in interest rates on the Company's net interest

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
================================================================================

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

         During 1998, the Company entered into a foreign currency swap with a AAA-rated counterparty to hedge its equity investment in Kensington. Under the terms of the agreement, the Company will swap (pound)27.5 million for $43.5 million in five years based on the exchange rate on the date the contract became effective. During the second quarter of 1999, the Company also sold short foreign currency futures contracts to further hedge its foreign currency exposure related to its equity investment in Kensington. Under the terms of the currency futures, the Company had the right to receive $0.9 million and pay (pound)0.6 million.

         The Company sells short foreign currency futures to hedge its foreign currency exposure related to its equity investment in Ocwen UK. During the first quarter of 1999, the Company increased its derivative hedging instruments to include its foreign currency exposure resulting from the unrealized gain on securities available for sale related to Ocwen UK. Under the terms of the currency futures, at June 30, 1999 the Company had the right to receive $72.6 million and pay (pound)45.3 million. At December 31, 1998, the Company had the right to receive $43.8 million and pay (pound)26.6 million. The value of the currency futures is based on quoted market prices. See Note 5 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         The Company's net investment hedges and related foreign currency equity investments and net exposures as of June 30, 1999 and December 31, 1998 were as follows.

                               Equity Investment       Net Hedges           Net Exposure
                               -----------------      ------------          ------------
JUNE 30, 1999:                                    (Dollars in thousands)
Ocwen UK (1)...............       $     64,578        $     72,613          $      8,035
Kensington.................       $     42,905        $     44,441          $      1,536

DECEMBER 31, 1998:
Ocwen UK (1)...............       $     53,436        $     43,828          $     (9,608)
Kensington.................       $     46,586        $     45,093          $      1,493

(1) Equity Investment in Ocwen UK excludes unrealized gains on securities available for sale. Total stockholders' equity of Ocwen UK at June 30, 1999, including unrealized gain on securities available for sale and foreign currency translation, net of tax, was $72.2 million.

         The net exposures are subject to gain or loss if foreign currency exchange rates fluctuate.

         Additional information required by this Item appears in Note 5 to the Interim Consolidated Financial Statements included in Item 1 hereof, and is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
================================================================================

FORWARD-LOOKING STATEMENTS

         CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT, AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), IN THE COMPANY'S PRESS RELEASES OR IN THE
COMPANY'S OTHER PUBLIC OR SHAREHOLDER COMMUNICATIONS MAY NOT BE BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL), MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "ANTICIPATE," "BELIEVE," "COMMITMENT," "CONSIDER," "CONTINUE," "COULD," "ENCOURAGE," "ESTIMATE," "EXPECT," "FORESEE," "INTEND," "IN THE EVENT OF," "MAY," "PLAN," "PRESENT," "PROPOSE," "PROSPECT," "UPDATE," "WHETHER," "WILL," "WOULD," FUTURE OR CONDITIONAL VERB TENSES, SIMILAR TERMS, VARIATIONS ON SUCH TERMS OR NEGATIVES OF SUCH TERMS. ALTHOUGH THE COMPANY BELIEVES THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT THOSE RESULTS OR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS DUE TO RISKS, UNCERTAINTIES AND CHANGES WITH RESPECT TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE ABILITY OF THE COMPANY AND OAC TO CONSUMMATE THE MERGER, MARKET PRICES OF THE COMMON STOCK OF THE COMPANY AND OAC, INTERNATIONAL, NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), GOVERNMENT FISCAL AND MONETARY POLICIES (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), PREVAILING INTEREST OR CURRENCY EXCHANGE RATES, EFFECTIVENESS OF INTEREST RATE, CURRENCY AND OTHER HEDGING STRATEGIES, LAWS AND REGULATIONS AFFECTING FINANCIAL INSTITUTIONS, REAL ESTATE INVESTMENT TRUSTS, INVESTMENT COMPANIES AND REAL ESTATE (INCLUDING REGULATORY FEES, CAPITAL REQUIREMENTS, INCOME AND PROPERTY TAXATION, ACCESS FOR DISABLED PERSONS AND ENVIRONMENTAL COMPLIANCE), UNCERTAINTY OF FOREIGN LAWS, COMPETITIVE PRODUCTS, PRICING AND CONDITIONS (INCLUDING FROM COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN THE COMPANY), CREDIT, PREPAYMENT, BASIS, DEFAULT, SUBORDINATION AND ASSET/LIABILITY RISKS, LOAN SERVICING EFFECTIVENESS, ABILITY TO IDENTIFY ACQUISITIONS AND INVESTMENT OPPORTUNITIES MEETING THE COMPANY'S INVESTMENT STRATEGY, COURSE OF NEGOTIATIONS AND ABILITY TO REACH AGREEMENT WITH RESPECT TO MATERIAL TERMS OF ANY PARTICULAR TRANSACTION, SATISFACTORY DUE DILIGENCE RESULTS, SATISFACTION OR FULFILLMENT OF AGREED UPON TERMS AND CONDITIONS OF CLOSING OR PERFORMANCE, TIMING OF TRANSACTION CLOSINGS, RECENT EFFORTS TO REFOCUS ON CORE BUSINESSES AND INCREASE LIQUIDITY, DISPOSITIONS AND WINDING DOWN OF DISCONTINUED BUSINESSES, ACQUISITIONS AND INTEGRATION OF ACQUIRED BUSINESSES, SOFTWARE INTEGRATION, DEVELOPMENT AND LICENSING, AVAILABILITY OF AND COSTS ASSOCIATED WITH OBTAINING ADEQUATE AND TIMELY SOURCES OF LIQUIDITY, DEPENDENCE ON EXISTING SOURCES OF FUNDING, ABILITY TO REPAY OR REFINANCE INDEBTEDNESS (AT MATURITY OR UPON ACCELERATION), TO MEET COLLATERAL CALLS BY LENDERS (UPON RE-VALUATION OF THE UNDERLYING ASSETS OR OTHERWISE), TO GENERATE REVENUES SUFFICIENT TO MEET DEBT SERVICE PAYMENTS AND OTHER OPERATING EXPENSES AND TO SECURITIZE WHOLE LOANS, TAXABLE INCOME EXCEEDING CASH FLOW, AVAILABILITY OF DISCOUNT LOANS FOR PURCHASE, SIZE OF, NATURE OF AND YIELDS AVAILABLE WITH RESPECT TO THE SECONDARY MARKET FOR MORTGAGE LOANS AND FINANCIAL, SECURITIES AND SECURITIZATION MARKETS IN GENERAL, ALLOWANCES FOR LOAN LOSSES, CHANGES IN REAL ESTATE CONDITIONS (INCLUDING
LIQUIDITY, VALUATION, REVENUES, RENTAL RATES, OCCUPANCY LEVELS AND COMPETING PROPERTIES), ADEQUACY OF INSURANCE COVERAGE IN THE EVENT OF A LOSS, KNOWN OR UNKNOWN ENVIRONMENTAL CONDITIONS, YEAR 2000 COMPLIANCE, OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS, SECURITIES INVESTMENTS AND RAPID GROWTH COMPANIES, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND FILINGS WITH THE COMMISSION, INCLUDING ITS REGISTRATION STATEMENTS ON FORMS S-1 AND S-3 AND PERIODIC REPORTS ON FORMS 10-Q, 8-K AND 10-K. SPECIFIC REFERENCE IS MADE TO EXHIBIT 99. 1, FILED HEREWITH, FOR A DESCRIPTION OF MATERIAL RISKS FACED BY THE COMPANY AND ITS SECURITIES HOLDERS. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS THAT MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

Item 6.  Exhibits and Reports on Form 8-K
================================================================================

                            PART II OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits.

       3.1    Amended and Restated Articles of Incorporation (1)
       3.2    Amended and Restated Bylaws (2)
       4.0    Form of Certificate of Common Stock (1)
       4.1 Form of Indenture between the Company and Bank One, Columbus, NA as Trustee (1)
       4.2    Form of Note due 2003 (included in Exhibit 4.1) (1)
       4.3    Certificate of Trust of Ocwen Capital Trust I (3)
       4.4    Amended and Restated Declaration of Trust of Ocwen Capital Trust I
              (3)
       4.5    Form of Capital Security of Ocwen Capital Trust I (4)
       4.6    Form  of  Indenture  relating  to  10  7/8%  Junior   Subordinated
              Debentures due 2027 of the Company (3)
       4.7 Form of 10 7/8% Junior Subordinated Debentures due 2027 of the Company (4)
       4.8    Form  of  Guarantee  of  the  Company   relating  to  the  Capital
              Securities of Ocwen Capital Trust I (3)
       4.9 Form of Indenture between the Company and The Bank of New York as Trustee (5)
      4.10    Form of Subordinated Debentures due 2005 (5)
      10.1 Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, as amended (6)
      10.2    Annual Incentive Plan (1)
      10.3 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (7)
      10.4    Ocwen Financial Corporation 1998 Annual Incentive Plan (7)
      10.5    Ocwen Financial Corporation Long-Term Incentive Plan (7)
      10.6 Loan Facility Agreement dated April 23, 1999 between Ocwen Limited, National Westminster Bank plc, and Ocwen Financial Corporation (filed herewith)
      10.7 Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (8)
      27.1 Financial Data Schedule-For the three months ended June 30, 1999 (filed herewith)
      99.1    Risk factors (filed herewith)

----------------------
(1) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1 (File No. 333-5153) as amended, declared effective by the commission on September 25, 1996.

(2) Incorporated by reference to the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998

(3) Incorporated by reference to the similarly described exhibit filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the Commission on August 6, 1997.

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

(7) Incorporated by reference to the similarly described exhibit to the Company's Definitive Proxy Statement with respect to the Company's 1998 Annual Meeting as filed with the Commission on March 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K
================================================================================

(8) Incorporated by reference to the similarly described exhibit included with the Registrant's current report on Form 8-K filed with the Commission on July 26, 1999.

         (b)      Reports on Form 8-K.

            (1) A Form 8-K was filed by the Company on July 26, 1999 which contained a news release announcing the signing of a definitive agreement with Ocwen Asset Investment Corp. ("OAC") that contemplates that OAC would merge with an indirect subsidiary of the Company. The Form 8-K also contained the Agreement of Merger dated July 25, 1999 among the Company, Ocwen Acquisition Company and OAC.

            (2) A Form 8-K was filed by the Company on August 12, 1999 which contained a news release announcing its financial results for the second quarter of 1999.

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




Date: August 16, 1999