Form 10-Q
period 1999-09-30
OCWEN FINANCIAL CORP
filed 1999-11-15
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-21341

                           OCWEN FINANCIAL CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)


Florida                                                            65-0039856
-------                                                        ----------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


         1675 Palm Beach Lakes Boulevard, West Palm Beach, Florida  33401
         ------------------------------------------------------------------
               (Address of principal executive offices)          (Zip Code)


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

         Number of shares of Common Stock, $.01 par value, outstanding as of November 11, 1999: 71,450,515.

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q



                                    I N D E X
================================================================================


PART I - FINANCIAL INFORMATION                                              Page

Item 1.  Interim Consolidated Financial Statements (Unaudited)...............  3

         Consolidated Statements of Financial Condition
           at September 30, 1999 and December 31, 1998.......................  3

         Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998....................  4

         Consolidated Statements of Comprehensive Income for the
           three and nine months ended September 30, 1999 and 1998...........  5

         Consolidated Statement of Changes in Stockholders' Equity
           for the nine months ended September 30, 1999......................  6

         Consolidated Statements of Cash Flows for the nine
           months ended September 30, 1999 and 1998..........................  7

         Notes to Consolidated Financial Statements..........................  9

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......... 58

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................... 63

Signature.................................................................... 65


                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                   September 30,   December 31,
                                                                                       1999            1998
                                                                                    -----------    -----------
Assets:
Cash and amounts due from depository institutions ...............................   $    94,517    $   120,805
Interest earning deposits .......................................................       161,991         49,374
Federal funds sold ..............................................................            --        275,000
Securities available for sale, at fair value ....................................       545,798        593,347
Loans available for sale, at lower of cost or market ............................        66,829        177,847
Investment in capital stock of Federal Home Loan Bank, at cost ..................        10,825         10,825
Loan portfolio, net .............................................................       127,026        230,312
Discount loan portfolio, net ....................................................       974,472      1,026,511
Investments in low-income housing tax credit interests ..........................       161,776        144,164
Investment in unconsolidated entities ...........................................        76,407         86,893
Real estate owned, net ..........................................................       178,349        201,551
Investment in real estate .......................................................        15,165         36,860
Premises and equipment, net .....................................................        49,083         33,823
Income taxes receivable .........................................................        14,213         34,333
Deferred tax asset ..............................................................        98,548         66,975
Excess of purchase price over net assets acquired, net ..........................        16,746         12,706
Principal, interest and dividends receivable ....................................         9,555         18,993
Escrow advances on loans and loans serviced for others...........................       127,225         88,277
Other assets ....................................................................        72,916         99,483
                                                                                    -----------    -----------
                                                                                    $ 2,801,441    $ 3,308,079
                                                                                    ===========    ===========
Liabilities and Stockholders' Equity


Liabilities:
   Deposits .....................................................................   $ 1,776,646    $ 2,175,016
   Securities sold under agreements to repurchase ...............................       109,383         72,051
   Obligations outstanding under lines of credit ................................        49,849        179,285
   Notes, debentures and other interest bearing obligations .....................       221,956        225,000
   Accrued interest payable .....................................................        36,924         33,706
   Accrued expenses, payables and other liabilities .............................        44,203         61,053
                                                                                    -----------    -----------
     Total liabilities ..........................................................     2,238,961      2,746,111
                                                                                    -----------    -----------
Company-obligated, mandatorily redeemable securities of subsidiary trust holding
      solely junior subordinated debentures of the Company ......................       125,000        125,000
Minority interest ...............................................................            86            592

Commitments and contingencies (Note 7)

Stockholders' equity:
   Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares issued
     and outstanding ............................................................            --             --
   Common stock, $.01 par value; 200,000,000 shares authorized; 60,115,656 and
     60,800,357 shares issued and outstanding at September 30, 1999
     and December 31, 1998, respectively ........................................           608            608
   Treasury Stock, 690,800 shares at September 30, 1999 .........................        (5,302)            --
   Additional paid-in capital ...................................................       166,276        166,234
   Retained earnings ............................................................       275,730        257,170
   Accumulated other comprehensive income, net of taxes:
     Unrealized gain on securities available for sale ...........................           966         14,057
     Net unrealized foreign currency translation loss ...........................          (884)        (1,693)
                                                                                    -----------    -----------
     Total stockholders' equity .................................................       437,394        436,376
                                                                                    -----------    -----------
                                                                                    $ 2,801,441    $ 3,308,079
                                                                                    ===========    ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                 Three Months                       Nine Months
                                                                       ----------------------------    ----------------------------
                                                                           1999           1998             1999             1998
                                                                       ------------    ------------    ------------    ------------
For the periods ended September 30,
Interest income:
  Federal funds sold and repurchase agreements ......................  $        958    $      2,508    $      6,412    $      4,944
  Securities available for sale .....................................        15,350           8,982          48,199          25,654
  Loans available for sale ..........................................         6,233          11,391          25,376          46,185
  Loans .............................................................         3,941          13,771          18,985          31,688
  Discount loans ....................................................        29,035          50,274          84,591         129,352
  Investment securities and other ...................................           502           1,616           1,537           3,634
                                                                       ------------    ------------    ------------    ------------
                                                                             56,019          88,542         185,100         241,457
                                                                       ------------    ------------    ------------    ------------
Interest expense:
  Deposits ..........................................................        24,779          31,146          75,166          87,668
  Securities sold under agreements to repurchase ....................         2,120           1,168           5,891           4,869
  Obligations outstanding under lines of credit .....................         3,164           8,777          12,219          28,496
  Notes, debentures and other interest bearing obligations ..........         6,724           6,767          20,147          20,258
                                                                       ------------    ------------    ------------    ------------
                                                                             36,787          47,858         113,423         141,291
                                                                       ------------    ------------    ------------    ------------

  Net interest income before provision for loan losses ..............        19,232          40,684          71,677         100,166

  Provision for loan losses .........................................           826           1,806           5,188          13,734
                                                                       ------------    ------------    ------------    ------------

  Net interest income after provision for loan losses ...............        18,406          38,878          66,489          86,432
                                                                       ------------    ------------    ------------    ------------

Non-interest income (loss):
  Servicing fees and other charges ..................................        19,584          15,348          56,764          39,044
  (Loss) gain on interest earning assets, net .......................       (21,075)         24,170          (6,800)            909
  (Loss) gain on real estate owned, net .............................        (1,508)          1,216           1,798          12,763
  Other income ......................................................        65,105          14,209          80,731          29,857
                                                                       ------------    ------------    ------------    ------------
                                                                             62,106          54,943         132,493          82,573
                                                                       ------------    ------------    ------------    ------------
Non-interest expense:
  Compensation and employee benefits ................................        29,451          32,474          80,991          83,721
  Occupancy and equipment ...........................................         8,447           9,464          27,816          24,388
  Loan expenses .....................................................         3,992           9,131          10,773          18,826
  Net operating loss on investments in real estate and
     certain low-income housing tax credit interests ................           958           2,695           4,179           4,988
  Amortization of excess of purchase price over net assets acquired..           284           2,670             771           3,604
  Other operating expenses ..........................................         8,859           9,082          27,368          20,250
                                                                       ------------    ------------    ------------    ------------
                                                                             51,991          65,516         151,898         155,777
                                                                       ------------    ------------    ------------    ------------
Distributions on Company-obligated, mandatorily redeemable
  securities of subsidiary trust holding solely junior
  subordinated debentures............................................        (3,400)         (3,400)        (10,196)        (10,196)
Equity in (losses) earnings of investment in unconsolidated entities.        (4,768)          2,915          (9,483)          3,459
                                                                       ------------    ------------    ------------    ------------
Income before income taxes ..........................................        20,353          27,820          27,405           6,491
Income tax (expense) benefit ........................................        (8,199)         (2,922)         (9,595)          2,888
Minority interest in net loss (income) of consolidated subsidiary ...           369              33             497              (2)
                                                                       ------------    ------------    ------------    ------------
Income before extraordinary gain ....................................        12,523          24,931          18,307           9,377
Extraordinary gain on repurchase of subordinated
  debentures, net of tax ............................................           253              --             253              --
                                                                       ------------    ------------    ------------    ------------
  Net income ........................................................  $     12,776    $     24,931    $     18,560    $      9,377
                                                                       ============    ============    ============    ============
Income per share:
  Basic:
     Net income before extraordinary gain ...........................  $       0.21    $       0.41    $       0.30    $       0.15
                                                                       ------------    ------------    ------------    ------------
     Extraordinary gain .............................................            --              --             .01              --
                                                                       ============    ============    ============    ============
     Net income .....................................................  $       0.21    $       0.41    $       0.31    $       0.15
                                                                       ------------    ------------    ------------    ------------

  Diluted:
     Net income before extraordinary gain ...........................  $       0.21    $       0.41    $       0.30    $       0.15
                                                                       ============    ============    ============    ============
     Extraordinary gain .............................................            --              --            0.01              --
                                                                       ------------    ------------    ------------    ------------
     Net income .....................................................  $       0.21    $       0.41    $       0.31    $       0.15
                                                                       ============    ============    ============    ============

Weighted average common shares outstanding:
  Basic..............................................................    60,427,623      60,785,467      60,652,865      60,176,777
                                                                       ============    ============    ============    ============
  Diluted............................................................    60,460,314      61,074,499      60,691,416      61,249,163
                                                                       ============    ============    ============    ============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                                     Three Months                 Nine Months
                                                                            ---------------------------     -----------------------
For the periods ended September 30,                                            1999             1998           1999         1998
                                                                            -----------     -----------     ----------   ----------

Net income..............................................................    $    12,776     $    24,931     $   18,560   $    9,377
Other comprehensive income, net of tax:
  Unrealized (loss) gain on securities available for sale...............         (7,308)         (7,368)        (8,805)      16,087
  Less: Reclassification adjustment ....................................         (1,673)             --         (4,286)          --
                                                                            -----------     -----------     ----------   ----------

  Net change in unrealized gains on securities available for sale.......         (8,981)         (7,368)       (13,091)      16,087
                                                                            -----------     -----------     ----------   ----------
  Unrealized foreign currency translation adjustment
    arising during the period...........................................           (117)           (972)          (375)      (2,509)
  Less:  Reclassification adjustment for
    losses on foreign currency translation adjustments
    included in net income..............................................          1,184              --          1,184           --
                                                                            -----------     -----------     ----------   ----------
  Net change in unrealized foreign currency translation adjustment.....           1,067            (972)           809       (2,509)
                                                                            -----------     -----------     ----------   ----------
  Other comprehensive (loss) income.....................................         (7,914)         (8,340)       (12,282)      13,578
                                                                            -----------     -----------     ----------   ----------
  Comprehensive income .................................................    $     4,862     $    16,591     $    6,278   $   22,955
                                                                            ===========     ===========     ==========   ==========

Disclosure of reclassification adjustment:
  Unrealized holding losses arising during the period on securities sold.   $   (32,871)                    $  (32,621)
  Less: Adjustment for gains included in net income.....................         31,198                         28,335
                                                                            -----------                     ----------

  Net reclassification adjustment for gains recognized in other
    comprehensive income (loss) in prior years..........................    $    (1,673)                    $   (4,286)
                                                                            ===========                     ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)

                                                                                                        Accumulated
                                                                                                          other
                                                Common Stock       Additional                          comprehensive
                                           ----------------------    Paid-in    Treasury      Retained    income,
                                             Shares      Amount      Capital      Stock       earnings  net of taxes      Total
                                           ----------   ---------  -----------  -----------  ---------- ------------   -----------

Balances at December 31, 1998 ...........  60,800,357  $     608   $   166,234   $      --    $ 257,170   $  12,364        436,376

Net income ..............................          --         --            --          --       18,560          --         18,560

Change in unearned  directors'
compensation ............................       6,099         --            42          --           --          --             42

Purchase of treasury shares .............    (690,800)        --            --      (5,302)          --          --         (5,302)

Other comprehensive income, net of taxes:
   Change in unrealized gain  on
     securities available for sale ......          --         --            --          --           --     (13,091)       (13,091)

   Change in  unrealized foreign
     currency translation loss ..........          --         --            --          --           --         809            809
                                          -----------  ---------   -----------   ---------    ---------   ---------    -----------
Balances at September 30, 1999 ..........  60,115,656  $     608   $   166,276   $  (5,302)   $ 275,730   $      82    $   437,394
                                          ===========  =========   ===========   =========    =========   =========    ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

For the nine months ended September 30,                                                      1999            1998
---------------------------------------------------------------------------------------   -----------    -----------
Cash flows from operating activities:
   Net income .........................................................................   $    18,560    $     9,377
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Net cash provided by trading activities ............................................        39,264         88,164
   Proceeds from sale of loans available for sale .....................................       557,865      1,198,872
   Purchases of loans available for sale ..............................................       (54,303)      (374,368)
   Origination of loans available for sale ............................................      (715,962)      (661,664)
   Principal payments received on loans available for sale ............................        24,142         70,463
   Premium amortization, net ..........................................................        18,462         70,011
   Depreciation and amortization ......................................................         6,264         13,513
   Provision for loan losses ..........................................................         5,188         13,734
   Provision for real estate owned ....................................................        21,334         12,561
   Gain on sale of Ocwen UK ...........................................................       (50,431)            --
   Loss (gain) on sale of interest-earning  assets, net ...............................         6,800           (909)
   Gain on sale of real estate owned, net .............................................       (29,591)       (33,910)
   Gain on sale of investment in real estate ..........................................        (1,798)            --
   Gain on sale of  low-income  housing tax credit interests ..........................        (5,542)        (6,867)
   Equity in losses (earnings) of unconsolidated entities, net ........................         9,483         (3,459)
   Decrease (increase) in principal, interest and dividends receivable ................         5,389         (1,111)
   Decrease (increase) in income taxes receivable .....................................        18,741        (37,833)
   Increase in deferred tax asset .....................................................       (24,708)        (4,102)
   Increase in escrow advances ........................................................       (38,948)        (5,392)
   Decrease (increase) in other assets, net ...........................................       (12,059)      (119,477)
   (Decrease) increase in accrued expenses, interest payable and other liabilities ....        13,329         44,517
                                                                                          -----------    -----------
Net cash (used) provided by operating activities ......................................      (188,521)       272,120
                                                                                          -----------    -----------

Cash flows from investing activities:
   Proceeds from sale of securities available for sale ................................           633        269,828
   Purchase of securities available for sale ..........................................      (549,175)      (864,280)
   Maturities of and principal payments received on securities available for sale .....       413,568        231,554
   Proceeds from the sale of Ocwen UK .................................................       122,101             --
   Investment in low-income housing tax credit interests ..............................       (13,720)       (34,397)
   Proceeds from sale of low income housing tax credit interests ......................            --         33,828
   Proceeds from sale of discount loans ...............................................       259,371        497,650
   Proceeds from sale of loans held for investment ....................................        27,306             --
   Purchase and origination of loans held for investment, net of
     undisbursed loan funds ...........................................................       (19,653)      (160,046)
   Purchase of discount loans .........................................................      (437,106)      (730,163)
   Increase in investment in unconsolidated entities...................................            --        (74,406)
   Decrease in real estate held for investment ........................................        21,306         48,701
   Principal payments received on loans held for investment ...........................        94,577        202,648
   Principal payments received on discount loans ......................................       130,401        399,065
   Proceeds from sale of real estate owned ............................................       192,821        224,967
   Purchase of real estate owned in connection with discount loan purchases ...........       (37,848)       (14,850)
   Acquisition of subsidiaries ........................................................        (5,196)      (426,096)
   Additions to premises and equipment ................................................       (20,561)       (27,635)
                                                                                          -----------    -----------
Net cash provided by (used) in investing activities ...................................       178,825       (423,632)
                                                                                          -----------    -----------

                            (Continued on next page)

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)

For the nine months ended September 30,                                               1999           1998
--------------------------------------------------------------------------------   -----------    -----------
Cash flows from financing activities:
   (Decrease) increase in deposits .............................................   $  (393,851)   $    93,715
    Increase (Decrease) in securities sold under agreements to repurchase ......        70,554        (47,452)
   Repayment of short-term notes ...............................................            --         (1,658)
   Net (repayments) proceeds from issuance of obligations
    under lines of credit ......................................................       152,668        215,499
   Repayments and repurchase of notes debentures and other, net.................        (3,044)            --
    Issuance of shares of common stock, net ....................................            --          7,828
   Exercise of common stock options ............................................            --          3,305
   Repurchase of common stock options ..........................................            --         (6,334)
   Repurchase of common stock (treasury stock) .................................        (5,302)            --
   Repurchase of common stock in connection with acquisition of subsidiary .....            --         (7,772)
                                                                                   -----------    -----------
Net cash (used) provided by financing activities ...............................      (178,975)       257,131
                                                                                   -----------    -----------

Net (decrease) increase in cash and cash equivalents ...........................      (188,671)       105,619
Cash and cash equivalents at beginning of period ...............................       445,179        152,244
                                                                                   -----------    -----------
Cash and cash equivalents at end of period .....................................   $   256,508    $   257,863
                                                                                   ===========    ===========

Reconciliation of cash and cash equivalents at end of period:
   Cash and amounts due from depository institutions ...........................   $    94,517    $    22,374
   Interest earning deposits ...................................................       161,991         22,489
   Federal funds sold and repurchase agreements ................................            --        213,000
                                                                                   -----------    -----------
                                                                                   $   256,508    $   257,863
                                                                                   ===========    ===========

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
     Interest ..................................................................   $    83,024    $   129,642
                                                                                   ===========    ===========

     Income taxes ..............................................................   $       575    $    34,363
                                                                                   ===========    ===========

Supplemental schedule of non-cash investing and financing activities:

     Real estate owned acquired through foreclosure ............................   $   120,591    $   182,574
                                                                                   ===========    ===========

     Exchange of discount loans and loans available for sale for securities ....   $   758,032    $ 1,668,364
                                                                                   ===========    ===========

Acquisition of businesses:
  Fair value of assets acquired ................................................   $     5,304    $   449,420
  Liabilities assumed ..........................................................          (101)       (15,069)
  Less stock issued ............................................................            --         (7,772)
                                                                                   -----------    -----------
  Cash paid ....................................................................         5,203        426,579
  Less cash acquired ...........................................................            (7)          (483)
                                                                                   -----------    -----------
  Net cash paid for assets acquired ............................................   $     5,196    $   426,096
                                                                                   ===========    ===========

Sale of subsidiary:
  Fair value of assets sold.....................................................   $   413,060
  Liabilities sold .............................................................      (345,327)

     Cash sold .................................................................         3,936

  Gain on sale .................................................................        50,431
                                                                                   -----------
                                                                                   $   122,101
                                                                                   ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The consolidated financial statements include the accounts of Ocwen Financial Corporation ("OCN" or the "Company") and its subsidiaries. OCN owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank"), Investors Mortgage Insurance Holding Company ("IMI"), and Ocwen Technology Xchange, Inc. ("OTX"). OCN also owns 98.7% of Ocwen Financial Services ("OFS"), with the remaining 1.3% owned by shareholders of Admiral Home Loan ("Admiral") and reported in the consolidated financial statements as a minority interest. On September 30, 1999, OCN sold all the shares of its wholly-owned subsidiary, Ocwen UK Limited, formerly known as Ocwen UK plc ("Ocwen UK"). See Note 3 below. All significant intercompany transactions and balances have been eliminated in consolidation.

         The Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision ("OTS").

         In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at September 30, 1999 and December 31, 1998, the results of its operations for the three and nine months ended September 30, 1999 and 1998, its comprehensive income for the three and nine months ended September 30, 1999 and 1998, its cash flows for the nine months ended September 30, 1999 and 1998, and its changes in stockholders' equity for the nine months ended September 30, 1999. The results of operations and other data for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the September 30, 1999 presentation.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

NOTE 2.  CURRENT ACCOUNTING PRONOUNCEMENTS

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

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================

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

NOTE 3.  ACQUISITIONS AND DISPOSITIONS

         On June 2, 1999, OTX acquired substantially all of the assets of Synergy Software, LLC ("Synergy"), a developer of commercial and multi-family mortgage servicing systems, for $10,000 of which $5,000 has been paid and $5,000 is a holdback which will be released over time if certain performance objectives are attained. Synergy is in the final stages of developing its Synergy OPEN(TM) software, a 32-bit, Microsoft(R) Windows-based commercial and multi-family mortgage servicing system that employs multi-tier architecture to allow distributed computing. The acquisition was accounted for as a purchase. The excess of purchase price over net assets acquired related to this transaction amounted to $4,811 and is being amortized on a straight-line basis over a period of 15 years. Synergy is a wholly-owned subsidiary of OTX.

         On September 30, 1999, the Company sold all the shares of its wholly-owned subsidiary, Ocwen UK Limited, formerly known as Ocwen UK, to Malvern House Acquisition Limited for the pound sterling equivalent of $122,100 in cash. Ocwen UK was originally formed to acquire substantially all of the assets, and certain of the liabilities, of the United Kingdom operations of Cityscape Financial Corp., and commenced operations on April 24, 1998. As a result of the transaction, the Company recorded a pretax gain on sale of $50,400. See Item 6(b) for information regarding a Form 8-K filed by the Company in connection with this transaction. See also Note 8 below.

         On October 7, 1999, the Company  acquired Ocwen Asset  Investment Corp.
(OAC), a publicly-traded real estate investment trust. The terms of the agreement call for OAC shareholders (except for OCN or its subsidiaries) to receive 0.71 shares of OCN stock for each outstanding share of OAC common stock. At September 30, 1999, the Company, through IMI, owned 1,540,000 or 8.12% of the outstanding common stock of OAC and 1,808,733 units or 8.71% of the outstanding partnership units of Ocwen Partnership L.P. ("OPLP"). OPLP is the operating partnership subsidiary of OAC.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================

NOTE 4.  CAPITAL SECURITIES

         In August 1997, Ocwen Capital Trust I ("OCT"), a wholly-owned subsidiary of OCN, issued $125,000 of 10 7/8% Capital Securities (the "Capital Securities"). Proceeds from issuance of the Capital Securities were invested in 10 7/8% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027.

         In October 1999, the Company repurchased $13,500 of its Capital Securities at prices below par, resulting in an extraordinary gain of $5,023 before taxes.

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

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================

holding solely junior subordinated debentures of the Company". Distributions payable on the Capital Securities are recorded as a separate caption immediately following non-interest expense in the consolidated statement of operations of the Company. The Company intends to continue this method of accounting going forward.

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments for the purpose of reducing its exposure to adverse fluctuations in interest and foreign currency exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the change in value of the underlying exposures being hedged.

INTEREST RATE MANAGEMENT

         In managing its interest rate risk, the Company on occasion enters into swaps. Under swaps, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional amount. The terms of the swaps provide for the Company to receive a floating rate of interest equal to the London Interbank Offered Rate ("LIBOR") and to pay fixed interest rates. The notional amount of the outstanding swap is amortized monthly based upon estimated prepayment rates. The Company had no interest rate swaps outstanding at September 30, 1999 and December 31, 1998.


         The Company also enters into short sales of Eurodollar and U.S. Treasury interest rate futures contracts as part of its overall interest rate risk management activity. Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Eurodollar futures contracts have been sold by the Company to hedge the maturity risk of certain short-duration mortgage-related securities. U.S. Treasury futures have been sold by the Company to hedge the risk of a reduction in the market value of fixed-rate mortgage loans and certain fixed-rate mortgage-backed and related securities available for sale in a rising interest rate environment. The Company had no interest rate futures contracts outstanding at September 30, 1999 and December 31, 1998.

The Company also manages its interest rate risk by purchasing European swaptions and put options. A European swaption is an option to enter into an interest rate swap at a future date at a specific rate. A European put option allows the Company to sell a specified quantity of an asset, at a specified price at a specified date. The following table sets for the terms and values of these financial instruments at September 30, 1999. The Company held no such financial instruments at December 31, 1998.

                                                             Notional                      Strike
                                                               Amount       Maturity     Rate/Price      Fair Value
                                                           -------------   ----------   ------------    -----------
European 10-year treasury swaptions ....................   $       7,500       3/00           6.78%     $       206
                                                                   5,800       5/00           6.72%             196

European 10-year treasury put options, 4.75%
   due 11/05/08 ........................................           5,700      11/99    $     92.91              113
                                                                   2,500      11/99    $     91.25               32
                                                           -------------                                -----------
                                                           $      21,500                                $       547
                                                           =============                                ===========

FOREIGN CURRENCY MANAGEMENT

         The Company enters into foreign currency derivatives to hedge its equity investment in Kensington. It is the Company's policy to periodically adjust the amount of foreign currency derivative contracts it has entered into in response to changes in its recorded equity investment in this foreign entity.

         The Company has determined that the local currency of its previously owned foreign subsidiary, Ocwen UK, which was sold on September 30, 1999, and its equity investment in Kensington, is the functional currency. In accordance

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================

with SFAS No. 52, "Foreign Currency Translation", assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange existing at the statement of financial condition date and revenues and expenses are translated at average monthly rates.

         Prior to the sale of Ocwen UK, the Company sold short foreign currency futures contracts ("currency futures") to hedge its foreign currency exposure related to its equity investment in Ocwen UK. Periodically, the Company adjusted the amount of currency futures contracts it had entered into in response to changes in its equity investment in Ocwen U.K. In connection with the sale of Ocwen UK, these currency futures were closed in October.

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

         The following table sets forth the terms and values of these financial instruments at September 30, 1999, and December 31, 1998.

                                                     Notional Amount
                                                ---------------------------    Contract     Unamortized
                                       Maturity       Pay          Receive       Rate         Discount    Fair Value
                                       -------- -------------    ----------    ---------    -----------   ----------
SEPTEMBER 30, 1999:
Currency swap......................      2003 (pound) 27,500    $   43,546     1.5835       $   1,208     $  (1,730)
                                              ==============    ==========                  =========     =========

British Pound currency  futures....      1999 (pound) 69,313    $  111,642      1.611             n/a     $   2,454

                                         1999 (pound)  2,875         4,662     1.6216             n/a            76
                                              --------------    ----------                                ---------
                                                      72,188    $  116,304                                $   2,530
                                              ==============    ==========                                =========

DECEMBER 31, 1998:
Currency swap......................      2003 (pound) 27,500    $   43,546     1.5835       $   1,562     $   2,096
                                              ==============    ==========                  =========     =========

British Pound currency futures.....      1999 (pound)    938    $    1,547     1.6500             n/a     $      (6)
                                         1999         26,563        43,828     1.6500             n/a          (181)
                                              --------------    ----------                                ---------
                                              (pound) 27,501    $   45,375                                $    (187)
                                              ==============    ==========                                =========

         Because interest rate futures and foreign currency futures contracts are exchange traded, holders of these instruments look to the exchange for performance under these contracts and not the entity holding the offsetting

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================

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

NOTE 6.  REGULATORY REQUIREMENTS

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to Office of Thrift Supervision ("OTS") supervision. The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At September 30, 1999, the minimum regulatory capital requirements were:

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

         At September 30, 1999, the Bank was "well-capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well-capitalized," the Bank must maintain minimum core capital, Tier 1 risk-based capital and total risk-based capital ratios as set forth in the following table. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================

         The  following   table   summarizes  the  Bank's  actual  and  required
regulatory capital at September 30, 1999:

                                                                                                      To Be Well
                                                                                 Minimum            Capitalized for       Committed
                                                                               for Capital         Prompt Corrective      Capital
                                                          Actual            Adequacy Purposes      Action Provisions    Requirements
                                                  --------------------  ---------------------    ---------------------- ------------
                                                   Ratio      Amount     Ratio      Amount        Ratio         Amount      Ratio
                                                  ------   -----------  -------   -----------    -------      --------- ------------
Stockholders' equity, and ratio to total assets..  10.58%  $  244,029

Net unrealized gain on certain available for                      351
  sale securities................................

Non includible subsidiary........................              (4,957)

Excess mortgage servicing rights.................                (902)

Acquired real estate.............................              (9,534)
                                                           ----------

Tangible capital, and ratio to adjusted total
  assets.........................................  10.00%  $  228,987     1.50%     $    34,361
                                                           ==========               ===========

Tier 1 (core) capital, and ratio to adjusted
  total assets..................................   10.00%  $  228,987     3.00%     $    68,722     5.00%    $   114,536    9.00%
                                                           ==========               ===========              ===========

Tier 1 capital, and ratio to risk-weighted
  assets........................................   12.27%  $  228,987                               6.00%    $   112,017
                                                           ==========                                        ===========

Allowance for loan and lease losses.............               23,337

Subordinated debentures.........................               90,560
                                                           ----------

Tier 2 capital..................................              113,897
                                                           ----------

Total risk-based capital, and ratio to
  risk-weighted assets .........................   18.37%  $  342,884     8.00%     $   149,356    10.00%    $   186,695   13.00%
                                                           ==========               ===========              ===========

Total regulatory assets.........................           $2,305,764
                                                           ==========

Adjusted total assets...........................           $2,290,722
                                                           ==========

Risk-weighted assets............................           $1,866,953
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

         The OTS published amendments to its capital distribution regulation effective April 1, 1999. Under the revised regulation, the Bank is required to file either an application or a notice with the OTS at least 30 days prior to making a capital distribution. The OTS may deny the Bank's application or disapprove its notice if the OTS determines that (a) the Bank will be "undercapitalized", "significantly undercapitalized" or "critically under capitalized", as defined in the OTS capital regulations, following the capital distribution, (b) the proposed capital distribution raises safety and soundness concerns or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation, agreement between the Bank and the OTS or a condition imposed on the Bank in an application or notice approved by the OTS.

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================

         In addition to these OTS regulations governing capital distributions, the indenture governing the 12% subordinated debentures (the "Debentures") due 2005 and issued by the Bank on June 12, 1995 in the original amount of $100,000, limits the declaration or payment of dividends and the purchase or redemption of common or preferred stock in the aggregate to the sum of 50% of consolidated net income and 100% of all capital contributions and proceeds from the issuance or sale (other than to a subsidiary) of common stock, since the date the Debentures were issued.

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

NOTE 7.  COMMITMENTS AND CONTINGENCIES

         At September 30, 1999, the Company had commitments to fund $4,919 of loans secured by multi-family residential buildings. In addition, the Company through the Bank had commitments under outstanding letters of credit in the amount of $28,205 at September 30, 1999. The Company, through its investment in subordinate securities and subprime residuals, which had a fair value of $109,463 (amortized cost of $107,436) at September 30, 1999, supports senior classes of securities.

         On April 23, 1999, a complaint was filed on behalf of a putative class of public shareholders of OAC in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida against OCN and OAC. On April 23, 1999, a complaint was filed on behalf of putative classes of public shareholders of OAC in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County,
Florida against OAC and certain directors of OAC. The plaintiffs in both complaints sought to enjoin the acquisition of OAC by the Company. The cases were consolidated, and on September 13, 1999, a consolidated amended complaint was filed. The injunction was denied and on October 14, 1999, the Company was dismissed as a party. Plaintiffs' remaining claims are for damages for alleged breaches of common law fiduciary duties.

NOTE 8.  EXTRAORDINARY GAIN

         On September 29, 1999, the Company repurchased $7,440 of its 12% Debentures at prices below par, resulting in an extraordinary gain of $389 ($253 net of taxes).

NOTE 9.  BUSINESS SEGMENT REPORTING

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

                           OCWEN FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
================================================================================

At or for the three months ended               Net Interest   Non-Interest   Non-Interest    Net (Loss)       Total
  ended September 30, 1999                         Income        Income         Expense       Income          Assets
--------------------------------------------   ------------   ------------   ------------   -----------    -----------

Discount loans:
   Single family residential loans ..........  $     6,664    $    (5,061)   $     3,749    $    (3,555)   $   498,972
   Commercial real estate loans .............        7,017          2,663          5,404           (371)       725,415
                                               -----------    -----------    -----------    -----------    -----------
                                                    13,681         (2,398)         9,153         (3,926)     1,224,387
                                               -----------    -----------    -----------    -----------    -----------

Domestic mortgage loan servicing ............        1,219         14,586         11,887          2,124        103,443

Investment in low-income housing tax credits.       (2,600)         5,125          2,337          4,550        221,014

Commercial real estate lending ..............        1,446         (3,005)            72         (1,115)        32,451

UK operations:
   Ocwen UK .................................        6,396         60,532         13,200         35,763             --
   Kensington ...............................           22             --            (53)        (4,564)        42,024
                                               -----------    -----------    -----------    -----------    -----------
                                                     6,418         60,532         13,147         31,199         42,024
                                               -----------    -----------    -----------    -----------    -----------

OTX .........................................            2            990          5,159         (4,167)        28,859

Domestic subprime single family
  residential lending........................        3,264        (15,187)         1,550         (8,453)       148,022

Investment securities .......................          507           (260)         1,352         (1,831)       448,643

Equity investment in OAC ....................           --             --             --           (120)        35,848
Other .......................................       (4,705)         1,723          7,334         (5,485)       516,750
                                               -----------    -----------    -----------    -----------    -----------
                                               $    19,232    $    62,106    $    51,991    $    12,776    $ 2,801,441
                                               ===========    ===========    ===========    ===========    ===========



At or for the nine months ended                Net Interest   Non-Interest   Non-Interest    Net (Loss)       Total
  ended September 30, 1999                         Income        Income         Expense       Income          Assets
--------------------------------------------   ------------   ------------   ------------   -----------    -----------

Discount loans:
   Single family residential loans ..........  $    18,916    $    (9,193)   $    11,684    $    (7,904)   $   498,972
   Commercial real estate loans .............       18,805         16,178         16,468          6,417        725,415
                                               -----------    -----------    -----------    -----------    -----------
                                                    37,721          6,985         28,152         (1,487)     1,224,387
                                               -----------    -----------    -----------    -----------    -----------

Domestic mortgage loan servicing ............        3,755         42,066         30,960          8,854        103,443

Investment in low-income housing tax credits.       (8,033)         7,493          8,609          7,570        221,014

Commercial real estate lending ..............        8,642         (1,903)           492          4,734         32,451

UK operations:
   Ocwen UK .................................       21,827         85,157         36,114         46,905             --
   Kensington ...............................          115             --            405         (6,360)        42,024
                                               -----------    -----------    -----------    -----------    -----------
                                                    21,942         85,157         36,519         40,545         42,024
                                               -----------    -----------    -----------    -----------    -----------

OTX .........................................           14          1,696         13,136        (11,428)        28,861

Domestic subprime single family
  residential lending........................       10,545        (16,998)        11,689        (11,430)       148,022

Investment securities .......................        2,958         (1,874)         4,553         (3,676)       448,643

Equity investment in OAC ....................           --             --             --         (3,605)       (35,848)

Other .......................................       (5,867)         9,871         17,788        (11,517)       588,444
                                               -----------    -----------    -----------    -----------    -----------
                                               $    71,677    $   132,493    $   151,898    $    18,560    $ 2,801,441
                                               ===========    ===========    ===========    ===========    ===========

At or for the three months ended               Net Interest   Non-Interest   Non-Interest    Net (Loss)       Total
  ended September 30, 1998                         Income        Income         Expense       Income          Assets
--------------------------------------------   ------------   ------------   ------------   -----------    -----------

Discount loans:
   Single family residential loans ..........  $     3,945    $    17,631    $     4,549    $     7,629    $   607,562
   Commercial real estate loans .............       23,281          9,878          6,076         14,544        868,102
                                               -----------    -----------    -----------    -----------    -----------
                                                    27,226         27,509         10,625         22,173      1,475,664
                                               -----------    -----------    -----------    -----------    -----------

Domestic mortgage loan servicing ............        2,292         12,003         11,354          1,769         21,273

Investment in low-income housing tax credits.       (2,528)         2,685          4,138          2,135        189,372

Commercial real estate lending ..............        7,465          5,062            525          7,767         79,345

UK operations:
   Ocwen UK .................................        1,632          5,719         15,446         (5,262)       264,174
   Kensington ...............................           (4)            --            166          2,595         51,262
                                               -----------    -----------    -----------    -----------    -----------
                                                     1,628          5,719         15,612         (2,667)       315,436
                                               -----------    -----------    -----------    -----------    -----------

OTX .........................................            4          1,093          2,922         (1,826)        19,390
Domestic subprime single family
  residential lending........................        2,967          6,496         12,253         (2,826)       260,996
Investment securities .......................          (43)        (1,103)         1,848         (2,992)       513,903

Other .......................................        1,673         (4,521)         6,239          1,398        515,349
                                               -----------    -----------    -----------    -----------    -----------
                                               $    40,684    $    54,943    $    65,516    $    24,931    $ 3,390,728
                                               ===========    ===========    ===========    ===========    ===========


At or for the nine months ended                Net Interest   Non-Interest   Non-Interest    Net (Loss)       Total
  ended September 30, 1998                         Income        Income         Expense       Income          Assets
--------------------------------------------   ------------   ------------   ------------   -----------    -----------

Discount loans:
   Single family residential loans ..........  $    16,934    $    49,275    $    13,416    $    26,326    $   607,562
   Commercial real estate loans .............       49,730         30,494         17,252         31,601        868,102
                                               -----------    -----------    -----------    -----------    -----------
                                                    66,664         79,769         30,668         57,927      1,475,664
                                               -----------    -----------    -----------    -----------    -----------

Domestic mortgage loan servicing ............        4,936         14,486         29,632          4,129         21,273

Investment in low-income housing tax credits.       (6,998)         7,371          8,120          8,529        189,372

Commercial real estate lending ..............       14,706          7,976          2,249         12,836         79,345

UK operations:
   Ocwen UK .................................        6,542         22,944         26,706          1,807        264,174
   Kensington ...............................           (4)            --            330          2,975         51,262
                                               -----------    -----------    -----------    -----------    -----------
                                                     6,538         22,944         27,036          4,782        315,436
                                               -----------    -----------    -----------    -----------    -----------

OTX .........................................            4          1,604          7,682         (6,074)        19,390

Domestic subprime single family
  residential lending........................       10,090         31,484         32,216         (6,378)       260,996

Investment securities .......................       (1,842)       (80,908)         5,451        (57,003)       513,903

Other .......................................        6,068         (2,153)        12,723         (9,371)       515,349
                                               -----------    -----------    -----------    -----------    -----------
                                               $   100,166    $    82,573    $   155,777    $     9,377    $ 3,390,728
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

         The consistency of the operating results of the Company can be significantly affected by inter-period variations in: (i) the amount of assets acquired, particularly discount loans; (ii) the amount of resolutions of discount loans, particularly large multi-family residential and commercial real estate loans; (iii) the amount of multi-family residential and commercial real estate loans which mature or are prepaid, particularly loans with terms pursuant to which the Company participates in the profits of the underlying real estate;
(iv) sales by the Company of loans and securities; and (v) the volume and frequency of the Company's securitization of loans. Additionally, the results for the first quarter of 1998 do not include the operations of Ocwen UK, which was acquired in April 1998 and sold on September 30, 1999.

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

RECENT DEVELOPMENTS

         During October 1999, the Company repurchased $13.5 million of its 10 7/8% Capital Securities at prices below par value, resulting in an extraordinary gain of $5.0 million before taxes. Also during October 1999, the Company repurchased an additional $3.4 million of its 12% Debentures at prices below par, resulting in an extraordinary gain of $0.2 million before taxes.

         On October 7, 1999 Ocwen Acquisition Company ("Acquisition Sub"), a Virginia corporation and an indirect wholly-owned subsidiary of the Company merged with and into OAC, in accordance with the Agreement of Merger (the "Merger Agreement") dated as of July 25, 1999 among OAC, the Company and Acquisition Sub. Under the terms of the Merger Agreement, each outstanding share (other than those held by the Company and its wholly-owned subsidiaries) of common stock, par value $0.01 per share, of OAC was converted into .71 shares of the Company common stock.

         During the period from October 12, 1999 to November 9, 1999, the Company repurchased an additional 943,300 shares of its common stock for a total of $6.5 million. As of November 9, 1999, a total of 1.6 million shares have been repurchased on the open market at an average price of $7.20 per share, representing 27% of the 6.0 million shares authorized for repurchase by the Board of Directors.

         On October  20,  1999,  OAC merged  into  Small  Commercial  Properties
Corporation I ("SCP"), a Florida corporation and an indirect wholly-owned subsidiary of the Company. Immediately thereafter, SCP changed its name to Ocwen Asset Investment Corp.

         On October 22, 1999, the Company announced the opening of its national servicing center in Orlando, Florida. The 125,000 square foot facility will house approximately 900 employees, most of whom will handle the incoming and outgoing customer contact related to mortgage loan servicing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

SELECTED CONSOLIDATED FINANCIAL INFORMATION                             September 30,   December 31,         Increase
                                                                           1999             1998            (Decrease)
                                                                       ------------    -------------       -----------
BALANCE SHEET DATA                                                                 (Dollars in thousands)
Total assets .......................................................   $ 2,801,441     $ 3,308,079             (15)%
Securities available for sale, at fair value .......................       545,798         593,347              (8)
Loans available for sale, at lower of cost or market ...............        66,829         177,847             (62)
Loan portfolio, net ................................................       127,026         230,312             (45)
Discount loan portfolio, net .......................................       974,472       1,026,511              (5)
Investment in low-income housing tax credit interests ..............       161,776         144,164              12
Investment in unconsolidated entities ..............................        76,407          86,893             (12)
Real estate owned, net .............................................       178,349         201,551             (12)
Total liabilities ..................................................     2,238,961       2,746,111             (18)
Deposits ...........................................................     1,776,646       2,175,016             (18)
Obligations outstanding under lines of credit ......................        49,849         179,285             (72)
Notes, debentures and other interest bearing obligations ...........       221,956         225,000              (1)
Capital Securities .................................................       125,000         125,000              --
Stockholders' equity ...............................................       437,394         436,376              --

                                                                        At or For the Three Months Ended September 30,
                                                                       -----------------------------------------------
                                                                                                             Increase
                                                                           1999             1998            (Decrease)
                                                                       ------------    -------------       -----------
OPERATIONS DATA                                                                    (Dollars in thousands)
Net interest income ................................................   $    19,232     $    40,684             (53)%
Provision for loan losses ..........................................          (826)         (1,806)            (54)
Non-interest income (loss) .........................................        62,106          54,943              13
Non-interest expense ...............................................       (51,991)        (65,516)            (21)
Equity in (losses) earnings of investment
  in unconsolidated entities .......................................        (4,768)          2,915            (264)

Income tax expense .................................................        (8,199)         (2,922)            181
Net income .........................................................        12,776          24,931             (49)

PER COMMON SHARE
Net income:
   Basic ...........................................................    $     0.21     $      0.41             (49)%
   Diluted .........................................................          0.21            0.41             (49)
Stock price:
   High ............................................................    $     8.25     $     27.50             (70)
   Low .............................................................          6.00            8.75             (31)
   Close ...........................................................          6.19            8.75             (29)
Repurchase of common stock (treasury stock) (1) ....................          7.68              --              --

KEY RATIOS
Annualized return on average assets ................................          1.66%           2.74%            (39)%
Annualized return on average equity ................................         11.93           23.58             (49)
Efficiency ratio (2) ...............................................         67.90           66.49               2
Core (leverage) capital ratio ......................................         10.00           10.11              (1)
Risk-based capital ratio ...........................................         18.37           18.00               2


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

                                                                              At or For the Nine Months Ended September 30,
                                                                        --------------------------------------------------------
                                                                                                                      Increase
                                                                              1999              1998                 (Decrease)
                                                                        --------------    ---------------            -----------
OPERATIONS DATA                                                                         (Dollars in thousands)
Net interest income..............................................          $    71,677        $   100,166               (28)%
Provision for loan losses........................................               (5,188)           (13,734)              (62)
Non-interest income..............................................              132,493             82,573                60
Non-interest expense.............................................             (151,898)          (155,777)               (2)
Equity in (losses) earnings of
  investment in unconsolidated entities .........................               (9,483)             3,459              (374)

Income tax (expense) benefit.....................................               (9,595)             2,888              (432)
Net income.......................................................               18,560              9,377                98

PER COMMON SHARE
Net income:
   Basic.........................................................          $      0.31        $     0.15                107%
   Diluted.......................................................                 0.31              0.15                107
Stock price:
   High                                                                    $     12.31        $    30.38                (59)
   Low                                                                            6.00              8.75                (31)
   Close.........................................................                 6.19              8.75                (29)
Repurchase of common stock (treasury stock) (1) .................                 7.68                --                 --

KEY RATIOS
Annualized return on average assets..............................                 0.78%             0.34%               129%
Annualized return on average equity..............................                 5.71              2.92                 96
Efficiency ratio (2).............................................                78.02             83.66                 (7)
Core (leverage) capital ratio....................................                10.00             10.11                 (1)
Risk-based capital ratio.........................................                18.37             18.00                  2

(1) The Company repurchased 205,300 and 485,500 shares of its common stock during the second and third quarters of 1999, respectively.

(2) The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses, non-interest income and equity in (losses) earnings of investment in unconsolidated entities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS: THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

         SEGMENT PROFITABILITY. The following table presents the contribution by business segment to the Company's net income for the periods indicated.


                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                     ---------------------------------   ----------------------------------
                                                             Increase                            Increase
For the periods ended September 30,   1999        1998      (Decrease)    1999         1998      (Decrease)
------------------------------------ --------    --------    --------    --------    --------    --------
                                                            (Dollars in thousands)
Discount loans:
   Single family residential loans.  $ (3,555)   $  7,629    $(11,184)   $ (7,904)   $ 26,326    $(34,230)
   Commercial real estate loans ...      (371)     14,544     (14,915)      6,417      31,601     (25,184)
                                     --------    --------    --------    --------    --------    --------
                                       (3,926)     22,173     (26,099)     (1,487)     57,927     (59,414)
                                     --------    --------    --------    --------    --------    --------

Domestic mortgage loan servicing ..     2,124       1,769         355       8,854       4,129       4,725
Low-income housing tax credits ....     4,550       2,135       2,415       7,570       8,529        (959)
Commercial real estate lending ....    (1,115)      7,767      (8,882)      4,734      12,836      (8,102)
UK operations:
   Ocwen UK .......................    35,763      (5,262)     41,025      46,905       1,807      45,098
   Kensington .....................    (4,564)      2,595      (7,159)     (6,360)      2,975      (9,335)
                                     --------    --------    --------    --------    --------    --------
                                       31,199      (2,667)     33,866      40,545       4,782      35,763
                                     --------    --------    --------    --------    --------    --------

OTX ...............................    (4,167)     (1,826)     (2,341)    (11,428)     (6,074)     (5,354)
Domestic subprime single family
 residential lending ..............    (8,453)     (2,826)     (5,627)    (11,430)     (6,378)     (5,052)
Investment securities .............    (1,831)     (2,992)      1,161      (3,676)    (57,003)     53,327
Equity investment in OAC ..........      (120)         --        (120)     (3,605)         --      (3,605)
Other .............................    (5,485)      1,398      (6,883)    (11,517)     (9,371)     (2,146)
                                     --------    --------    --------    --------    --------    --------
Net income ........................  $ 12,776    $ 24,931    $(12,155)   $ 18,560    $  9,377    $  9,183
                                     ========    ========    ========    ========    ========    ========

o SINGLE FAMILY RESIDENTIAL DISCOUNT LOANS. Net losses in 1999 included $4.1 million and $27.0 million of pretax impairment charges on residential subordinate securities recorded during the three and nine months ended
     September 30, 1999, respectively. For the three and nine months ended September 30, 1998, the Company recorded $2.0 million of pretax impairment charges, all of which occurred during the second quarter. There were no securitizations of loans executed by the Company during the third quarter ended September 30, 1999. Securitization gains totaled $19.2 million for the third quarter of 1998. For the nine months ended September 30, 1999 and 1998, securitization gains totaled $22.8 million and $48.1 million, respectively. See "Non-Interest Income."

o COMMERCIAL REAL ESTATE DISCOUNT LOANS. Net income for the three and nine months ended September 30, 1999 included $0.1 million and $4.2 million, respectively, of pretax gains on real estate owned, net, as compared to $5.5 million and $20.3 million for the three and nine months ended September 30, 1998, respectively. Net income for 1999 included $4.2 million of pretax gains on sales of commercial discount loans ($1.6 million during the third quarter) and a $3.8 million gain on the sale of commercial subordinate securities (first quarter) as compared to $8.4 million of pretax gains on the sales of commercial discount loans ($3.6 million during the third quarter).

o DOMESTIC MORTGAGE LOAN SERVICING. The increase in net income from mortgage loan servicing during 1999 reflects an increase in servicing fees as compared to 1998, and was primarily due to an increase in the average unpaid principal balance of loans serviced for others. The unpaid principal balance of loans serviced for others averaged $11.38 billion and $10.63 billion during the three and nine months ended September 30, 1999, respectively, as compared to $9.13 billion and $7.47 billion during the three and nine months ended September 30, 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

o LOW-INCOME HOUSING TAX CREDITS. Net income for the nine months ended September 30, 1999 included a $5.5 million gain on the sale of investments in tax credit interests during the third quarter. This compares to gains of $2.3 million and $6.9 million for the three and nine months ended September 30, 1998, respectively.

o COMMERCIAL REAL ESTATE LENDING. Net (loss) income for the three and nine months ended September 30, 1999, includes $0.5 million and $6.1 million, respectively, of additional interest received in connection with the repayment of multifamily and nonresidential loans. Such additional interest amounted to $7.1 million and $11.8 million during the three and nine months ended September 30, 1998, respectively.

o UK OPERATIONS. Net income for 1999 includes a $50.4 million pretax gain on the sale of Ocwen UK which occurred on September 30, for $122.1 million in cash. See Note 3 to the Interim Consolidated Financial Statements included in Item 1 hereof. Net income for 1999 also included a $10.2 million gain recorded in connection with one securitization of subprime single family loans with an aggregate unpaid principal balance of $295.2 million during the second quarter. For 1998, net income included a $9.1 million gain recorded in connection with one securitization of subprime single family loans with an unpaid principal balance of $363.8 million during the second quarter. There were no securitizations of loans by the Company during the third quarter of 1999 or 1998. See "Non-Interest Income."

o OTX. Recently, OTX introduced its RealTrans(SM) software, an update to its e-commerce solution for ordering mortgage and real estate products and services via the Internet. Real Trans(SM) links banks, brokers, appraisers, agents, title insurers, attorneys and other ancillary service providers to facilitate the closing of mortgage and real estate transactions. The losses recorded by OTX reflect the continued investment in the development of this business. Additionally, on June 2, 1999, OTX acquired substantially all of the assets of Synergy Software, LLC ("Synergy"), a developer of commercial and multi-family mortgage servicing systems. Synergy is in the final stages of developing its SynergyOPEN(TM) software, a 32-bit, Microsoft(R) Windows-based commercial and multi-family mortgage servicing system that employs multi-tier architecture to allow distributed computing. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof.

o DOMESTIC SUBPRIME SINGLE-FAMILY RESIDENTIAL LENDING. Net losses included pretax impairment on subprime residual securities of $15.1 million and $6.5 million during the third quarter of 1999 and 1998, respectively, and $19.2 million and $10.6 million for the nine months ended September 30, 1999 and 1998, respectively. In the fourth quarter of 1998, the Company closed its domestic retail branch network, wrote down the related assets and goodwill, and centralized its remaining operations in West Palm Beach. In 1999, the Company closed its domestic wholesale branch network, resulting in a 1999 first quarter pre-tax charge of $1.6 million. The Company shutdown the remainder of its subprime single family residential loan origination operations in the third quarter of 1999. There were no securitizations of loans executed by the Company in the third quarter of 1999. In the third quarter of 1998, the Company securitized loans with an aggregate unpaid principal balance of $261.6 million for a gain of $13.3 million. See "Non-Interest Income."

o INVESTMENT SECURITIES. The net losses on investment securities during 1998 were primarily due to $86.1 million of pretax impairment losses ($8.5 million during the first quarter; $77.6 million during the second quarter) on the Company's portfolio of AAA-rated agency interest-only securities ("IOs") The Company discontinued this investment activity and sold the IOs during the third quarter of 1998.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations
--------------------------------------------------------------------------------

                                                                             Three months ended September 30,
                                                      ----------------------------------------------------------------------------
                                                                     1999                                     1998
                                                      ------------------------------------    ------------------------------------
                                                        Average                 Annualized      Average                 Annualized
                                                        Balance    Interest     Yield/Rate      Balance      Interest   Yield/Rate
                                                      ----------- -----------   ----------    -----------  -----------  ----------
                                                                                 (Dollars in thousands)
AVERAGE ASSETS:
Federal funds sold and repurchase agreements...       $    74,761 $       958         5.13%   $   185,765  $     2,508      5.40%
Securities available for sale (1)..............           652,600      15,350         9.41        597,261        8,982      6.02
Loans available for sale (2)...................           231,216       6,233        10.78        467,449       11,391      9.75
Loan portfolio (2).............................           141,759       3,941        11.12        255,113       13,771     21.59
Discount loan portfolio (2)....................           989,919      29,035        11.73      1,357,124       50,274     14.82
Investment securities and other................            29,309         502         6.85        103,379        1,616      6.25
                                                      ----------- -----------                 -----------  -----------
Total interest-earning assets..................         2,119,564      56,019        10.57      2,966,091       88,542     11.94
                                                                  -----------                              -----------
Non-interest earning cash......................           159,646                                  53,347
Allowance for loan losses......................           (26,466)                                (26,844)
Investments in low-income housing
   tax credit interests........................           184,989                                 138,716
Investment in unconsolidated entities..........            78,280                                   1,132
Real estate owned, net.........................           179,585                                 153,474
Investment in real estate......................            17,715                                  22,615
Other assets...................................           356,728                                 335,604
                                                      -----------                             -----------
   Total assets................................       $ 3,070,041                             $ 3,644,135
                                                      ===========                             ===========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing demand deposits...............       $    25,474        286          4.49%   $    50,912         552       4.34%
Savings deposits...............................             1,593         10          2.51          1,606           9       2.24
Certificates of deposit........................         1,610,378     24,483          6.08      1,887,969      30,585       6.48
                                                      ----------- ----------                  ----------- -----------
   Total interest-bearing deposits.............         1,637,445     24,779          6.05      1,940,487      31,146       6.42
Securities sold under agreements to repurchase.           139,039      2,120          6.10         74,495       1,168       6.27
Obligations outstanding under lines of credit..           205,136      3,164          6.17        461,735       8,777       7.60
Notes, debentures and other....................           230,590      6,724         11.66        225,397       6,767      12.01
                                                      ----------- ----------                  ----------- -----------
   Total interest-bearing liabilities.........          2,212,210     36,787          6.65      2,702,114      47,858       7.08
                                                                  ----------                              -----------
Non-interest bearing deposits..................            40,693                                     951
Escrow deposits................................           205,175                                 201,221
Other liabilities..............................            58,553                                 191,951
                                                      -----------                             -----------
   Total liabilities...........................         2,516,631                               3,096,237
Capital securities.............................           125,000                                 125,000
Stockholders' equity...........................           428,410                                 422,898
                                                      -----------                             -----------
   Total liabilities and stockholders' equity..       $ 3,070,041                             $ 3,644,135
                                                      ===========                             ===========
Net interest income before provision for
   loan losses.................................                   $   19,232                               $   40,684
                                                                  ==========                               ==========
Net interest rate spread.......................                                       3.92%                                4.86%
Net interest margin............................                                       3.63%                                5.49%
Ratio of interest-earning assets to
   interest-bearing liabilities................                96%                                    110%

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations
--------------------------------------------------------------------------------

                                                                               Nine months ended September 30,
                                                      ----------------------------------------------------------------------------
                                                                       1999                                    1998
                                                      -------------------------------------   ------------------------------------
                                                        Average                  Annualized     Average                 Annualized
                                                        Balance       Interest   Yield/Rate     Balance       Interest  Yield/Rate
                                                      -----------   -----------  ----------   -----------   ----------- ----------
                                                                                 (Dollars in thousands)
AVERAGE ASSETS:
Federal funds sold and repurchase agreements...       $   177,971   $     6,412      4.80%    $   130,421   $     4,944     5.05%
Securities available for sale (1)..............           584,458        48,199     11.00         571,862        25,654     5.98
Loans available for sale (2)...................           291,956        25,376     11.59         601,708        46,185    10.23
Loan portfolio (2).............................           174,953        18,985     14.47         273,979        31,688    15.42
Discount loan portfolio (2)....................           972,976        84,591     11.59       1,347,753       129,352    12.80
Investment securities and other................            35,192         1,537      5.82          82,370         3,634     5.88
                                                      -----------   -----------               -----------   -----------
Total interest-earning assets..................         2,237,506       185,100     11.03       3,008,093       241,457    10.70
                                                                    -----------                             -----------
Non-interest earning cash......................           108,561                                  31,826
Allowance for loan losses......................           (26,589)                                (25,632)
Investments in low-income housing
   tax credit interests........................           167,649                                 128,089
Investment in unconsolidated entities..........            82,819                                   1,081
Real estate owned, net.........................           196,840                                 167,346
Investment in real estate......................            33,313                                  46,521
Other assets...................................           353,460                                 271,620
                                                      -----------                             -----------
   Total assets................................       $ 3,153,559                             $ 3,628,944
                                                      ===========                             ===========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing demand deposits...............       $    44,872         1,178      3.50%    $    36,901        1,166      4.21%
Savings deposits...............................             1,565            28      2.39           1,695           29      2.28
Certificates of deposit........................         1,626,920        73,960      6.06       1,840,767       86,473      6.26
                                                      -----------   -----------               -----------   ----------
   Total interest-bearing deposits.............         1,673,357        75,166      5.99       1,879,363       87,668      6.22
Securities sold under agreements to repurchase.           120,721         5,891      6.51         116,556        4,869      5.57
Obligations outstanding under lines of credit..           264,607        12,219      6.16         559,214       28,510      6.80
Notes, debentures and other....................           226,679        20,147     11.85         225,790       20,244     11.95
                                                      -----------   -----------               -----------   ----------
   Total interest-bearing liabilities..........         2,285,364       113,423      6.62       2,780,923      141,291      6.77
                                                                    -----------                             ----------
Non-interest bearing deposits..................            39,550                                  14,546
Escrow deposits................................           198,847                                 151,749
Other liabilities..............................            71,235                                 128,916
                                                      -----------                             -----------
   Total liabilities...........................         2,594,996                               3,076,134
Capital securities.............................           125,000                                 125,000
Stockholders' equity...........................           433,563                                 427,810
                                                      -----------                             -----------
   Total liabilities and stockholders' equity..       $ 3,153,559                             $ 3,628,944
                                                      ===========                             ===========
Net interest income before provision for
   loan losses.................................                     $    71,677                             $  100,166
                                                                    ===========                             ==========
Net interest rate spread.......................                                      4.41%                                  3.93%
Net interest margin............................                                      4.27%                                  4.44%
Ratio of interest-earning assets to
   Interest-bearing liabilities................                98%                                    108%

(1) Excludes effect of unrealized gains or losses on securities available for sale.

(2) The average balances include non-performing loans, interest on which is recognized on a cash basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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

                                                             Three Months                          Nine Months
                                                   --------------------------------    --------------------------------
                                                             1999 vs. 1998                        1999 vs. 1998
                                                   --------------------------------    --------------------------------
                                                     Increase (decrease) due to           Increase (decrease) due to
                                                   --------------------------------    --------------------------------
For the periods ended September 30,                  Rate       Volume      Total        Rate       Volume       Total
------------------------------------------------   --------    --------    --------    --------    --------    --------
                                                                         (Dollars in thousands)
Interest-earning assets:
 Federal funds sold and repurchase
   agreements ..................................   $   (122)   $ (1,428)   $ (1,550)   $   (112)   $  1,580    $  1,468
 Securities available for sale .................      5,470         898       6,368      21,968         577      22,545
 Loans available for sale ......................      1,104      (6,262)     (5,158)      2,228     (23,037)    (20,809)
 Loan portfolio ................................     (5,130)     (4,700)     (9,830)     (1,854)    (10,849)    (12,703)
 Discount loan portfolio .......................     (9,237)    (12,002)    (21,239)    (11,321)    (33,440)    (44,761)
 Investment securities and other ...............        142      (1,256)     (1,114)        (36)     (2,061)     (2,097)
                                                   --------    --------    --------    --------    --------    --------
     Total interest-earning assets .............     (7,773)    (24,750)    (32,523)     10,873     (67,230)    (56,357)
                                                   --------    --------    --------    --------    --------    --------

Interest-bearing liabilities:
 Interest-bearing demand deposits ..............         19        (285)       (266)       (141)        154          13
 Savings deposits ..............................          1          --           1           1          (2)         (1)
 Certificate of deposit ........................     (1,800)     (4,302)     (6,102)     (2,722)     (9,792)    (12,514)
                                                   --------    --------    --------    --------    --------    --------
     Total interest-bearing deposits ...........     (1,780)     (4,587)     (6,367)     (2,862)     (9,640)    (12,502)
 Securities sold under agreements to
   repurchase ..................................        (33)        985         952         843         179       1,022
 Obligations outstanding under lines of credit .     (1,420)     (4,193)     (5,613)     (2,472)    (13,819)    (16,291)
 Notes, debentures and other obligations .......       (197)        154         (43)       (140)         43         (97)
                                                   --------    --------    --------    --------    --------    --------
     Total interest-bearing liabilities ........     (3,430)     (7,641)    (11,071)     (4,631)    (23,237)    (27,868)
                                                   --------    --------    --------    --------    --------    --------
 ((Decrease) increase in net interest income ...   $ (4,343)   $(17,109)   $(21,452)   $ 15,504    $(43,993)   $(28,489)
                                                   ========    ========    ========    ========    ========    ========

         The Company's net interest income before provision for loan losses of $19.2 million decreased $21.5 million or 53% during the three months ended September 30, 1999 as compared to the same period in the prior year. The decrease in net interest income reflects a $32.5 million decrease in interest income, offset by an $11.1 million decrease in interest expense, and occurred primarily as a result of decreases in the average balance of interest-earning assets and interest-bearing liabilities. The net interest spread decreased 94 basis points during the three months ended September 30, 1999 as a result of a 137 basis point decrease in the weighted average yield on interest-earning assets offset by a 43 basis point decrease in the weighted average rate on interest-bearing liabilities. The impact of these rate changes resulted in a $4.3 million decrease in net interest income. Average interest-earning assets decreased by $846.5 million or 29% during the three months ended September 30, 1999 and reduced interest income by $24.8 million, while average interest-bearing liabilities decreased $489.9 million or 18% and reduced interest expense by $7.6 million. The net impact of these volume changes resulted in a decrease of $17.1 million to net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

                                              Average Balance          Increase            Average Yield          Increase
                                         -------------------------    (Decrease)       ---------------------     (Decrease)
For the three months ended September 30,    1999         1998              $             1999         1998      Basis Points
---------------------------------------- -----------   -----------    -----------      --------      -------    ------------
                                                                     (Dollars in thousands)
Federal funds sold and
  repurchase agreements ............     $    74,761   $   185,765    $  (111,004)         5.13%        5.40%         (27)
Securities available for sale ......         652,600       597,261         55,339          9.41         6.02          339
Loans available for sale(1).........         231,216       467,449       (236,233)        10.78         9.75          103
Loan portfolio .....................         141,759       255,113       (113,354)        11.12        21.59       (1,047)
Discount loan portfolio ............         989,919     1,357,124       (367,205)        11.73        14.82         (309)
Investment securities and other.....          29,309       103,379        (74,070)         6.85         6.25           60
                                         -----------   -----------    -----------
                                         $ 2,119,564   $ 2,966,091    $  (846,527)        10.57%       11.94%        (137)
                                         ===========   ===========    ===========


                                              Average Balance          Increase            Average Yield          Increase
                                         -------------------------    (Decrease)       ---------------------     (Decrease)
For the nine months ended September 30,     1999         1998              $             1999         1998      Basis Points
---------------------------------------  -----------   -----------    -----------      --------      -------    ------------
                                                                     (Dollars in thousands)
 Federal funds sold and
  repurchase agreements.............     $   177,971   $   130,421    $    47,550          4.80%        5.05%         (25)
Securities available for sale.......         584,458       571,862         12,596         11.00         5.98          502
Loans available for sale(2).........         291,956       601,708       (309,752)        11.59        10.23          136
Loan portfolio......................         174,953       273,979        (99,026)        14.47        15.42          (95)
Discount loan portfolio.............         972,976     1,347,753       (374,777)        11.59        12.80         (121)
Investment securities and other.....          35,192        82,370        (47,178)         5.82         5.88           (6)
                                         -----------   -----------    -----------
                                         $ 2,237,506   $ 3,008,093    $  (770,587)        11.03%       10.70%          33
                                         ===========   ===========    ===========

(1) Includes an average balance of $168.1 million and $129.6 million with an average yield earned of 11.15% and 6.90% for the three months ended September 30, 1999 and 1998, respectively, related to Ocwen UK.

(2) Includes an average balance of $176.6 million and $188.6 million with an average yield earned of 12.28% and 9.50% for the nine months ended September 30, 1999 and 1998, respectively, related to Ocwen UK.

         Interest income on securities available for sale increased by $6.4 million or 71% during the third quarter of 1999 as compared to the same period in 1998 primarily as a result of a 339 basis point increase in the weighted average yield earned. For the nine months ended September 30, 1999, interest income on securities available for sale increased $22.5 million or 88%, as compared to the same period 1998, primarily due to a 502 basis point increase in the average yield. As indicated in the table below, the higher yields earned during 1999 reflect a change in the composition of the securities available for sale portfolio.

                                                    Average Balance                Annualized Yield
                                              ---------------------------       ----------------------
For the three months ended September 30,         1999             1998            1999           1998
----------------------------------------      -----------      ----------       --------        ------
  CMOs (AAA-rated)......................      $   429,247      $  330,689           5.73%         4.79%

  Subordinates and residuals(1).........          223,331         187,787          16.04          8.34

  IOs (AAA-rated agency)................               --          52,184             --          1.17

  Other.................................               22          26,601             --         14.40
                                              -----------      ----------

                                              $   652,600      $  597,261           9.41%         6.02%
                                              ===========      ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

                                                    Average Balance                Annualized Yield
                                              ---------------------------       ----------------------
For the nine months ended September 30,          1999             1998            1999           1998
---------------------------------------       -----------      ----------       --------        ------

   CMOs (AAA-rated)...................        $   361,089      $   251,058         5.63%         5.30%

   Subordinates and residuals(2)......            223,305          135,836        19.22         13.85

   IOs (AAA-rated agency).............                 --          151,129           --         (0.87)

   Other..............................                 64           33,839           --         10.03
                                              -----------      -----------

                                              $   584,458      $   571,862        11.00%         5.98%
                                              ===========      ===========

         (1) Includes an average balance of $95.1 million and $35.3 million with an average yield earned of 11.15% and 6.90% for the three months ended September 30, 1999 and 1998, respectively, related to Ocwen UK.

         (2) Includes an average balance of $81.2 million and $13.7 million with an average yield earned of 12.28% and 9.50% for the nine months ended September 30, 1999 and 1998, respectively, related to Ocwen UK.

         Interest income on loans available for sale decreased by $5.2 million or 45% during the third quarter of 1999 as compared to the same period in 1998 as a result of a $236.2 million or 51% decrease in the average balance, offset in part by a 103 basis point increase in the weighted average yield earned. For the nine months ended September 30, 1999, interest income on loans available for sale decreased $20.8 million or 45% due to a $309.8 million or 51% decline in the average balance, offset in part by a 136 basis point increase in the average yield earned. The decline in the average balance reflects securitizations of foreign and domestic subprime loans and a decline in originations due to the closure of the domestic subprime business.

         Interest income on the loan portfolio decreased by $9.8 million or 71% for the three months ended September 30, 1999, as a result of a $113.4 million or 44% decrease in the average balance, and a 1,047 basis point decline in the weighted average yield earned. For the nine months ended September 30, 1999, interest income on the loan portfolio decreased $12.7 million or 40% as a result of a $99.0 million or 36% decline in the average balance, and a 95 basis point decline in the average yield earned. The declining yields in 1999 are primarily the result of a decline in additional interest received in connection with the repayment of multifamily and nonresidential loans. Such additional interest amounted to $0.5 million and $7.1 million during the third quarter of 1999 and 1998, respectively, and $6.1 million and $11.8 million during the nine months ended September 30, 1999 and 1998, respectively. The declining average balances on the loan portfolio reflect the continuing repayment of multifamily and nonresidential loans.

         Interest income on discount loans decreased by $21.2 million or 42% for the three months ended September 30, 1999, as a result of a $367.2 million or 27% decrease in the average balance and a 309 basis point decrease in the weighted average yield earned. For the nine months ended September 30, 1999, interest income on discount loans decreased $44.8 million or 35% primarily as a result of a $374.8 million or 28% decrease in the average balance and a 121 basis point decline in the average yield. Securitizations, through June 30, 1999, as well as a decline in acquisition volume, have contributed significantly to the decline in the average balance. The yield on the discount loan portfolio is likely to fluctuate from period to period as a result of the timing of resolutions, particularly the resolution of large multi-family residential and commercial real estate loans, and the mix of the overall portfolio between performing and nonperforming loans.

         The 1998 average yields on the IOs and residuals were adversely affected by declining interest rates and the resulting increase in prepayment speeds. During the second quarter of 1998, OCN discontinued its IO investment activity and sold its entire portfolio of IOs in July 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


                                           Average Balance          Increase         Average Yield           Increase
For the three months ended            -------------------------    (Decrease)   ------------------------    (Decrease)
September 30,                            1999           1998            $           1999        1998       Basis Points
-----------------------------------   -----------   -----------    -----------  ------------ -----------  --------------
                                                                  (Dollars in thousands)
Deposits ..........................   $ 1,637,445   $ 1,940,487    $  (303,042)       6.05%    6.42%           (37)
Securities sold under
   agreements to repurchase .......       139,039        74,495         64,544        6.10     6.27            (17)
Obligations outstanding under
  lines of credit (1)..............       205,136       461,735       (256,599)       6.17     7.60           (143)
Notes, debentures and other .......       230,590       225,397          5,193       11.66    12.01            (35)
                                      -----------   -----------    -----------
                                      $ 2,212,210   $ 2,702,114    $  (489,904)       6.65     7.08            (43)
                                      ===========   ===========    ===========


                                           Average Balance          Increase         Average Yield           Increase
For the nine months ended             -------------------------    (Decrease)   ------------------------    (Decrease)
September 30,                            1999           1998            $           1999        1998       Basis Points
-----------------------------------   -----------   -----------    -----------  ------------ -----------  --------------
                                                                  (Dollars in thousands)
Deposits ..........................   $ 1,673,357   $ 1,879,363    $  (206,006)       5.99%    6.22%           (23)
Securities sold under
  agreements to repurchase ........       120,721       116,556          4,165        6.51     5.57             94
Obligations outstanding
  under lines of credit (2)........       264,607       559,214       (294,607)       6.16     6.80            (64)
Notes, debentures and other .......       226,679       225,790            889       11.85    11.95            (10)
                                      -----------   -----------    -----------
                                      $ 2,285,364   $ 2,780,923    $  (495,559)       6.62     6.77            (15)
                                      ===========   ===========    ===========

(1) Includes an average balance of $166.8 million and $116.1 million with an average yield earned of 5.83% and 10.30% for the three months ended September 30, 1999 and 1998, respectively, related to Ocwen UK.

(2) Includes an average balance of $174.4 million and $168.5 million with an average yield earned of 6.16% and 7.40% for the nine months ended September 30, 1999 and 1998, respectively, related to Ocwen UK.

         Interest expense on deposits decreased $6.4 million or 20% during the three months ended September 30, 1999 primarily due to a $277.6 million or 15% decrease in the average balance of certificates of deposit. For the nine months ended September 30, 1999, interest expense on deposits decreased $12.5 million or 14%, also primarily due to a decline in the average balance of certificates of deposit.

         Interest expense on obligations outstanding under lines of credit decreased $5.6 million or 64% during the third quarter of 1999 due to a $256.6 million or 56% decline in the average balance and a 143 basis point decline in the average rate. For the nine months ended September 30, 1999, interest expense on obligations outstanding under lines of credit decreased $16.3 million or 57% due to a $294.6 million or 53% decline in the average balance and a 64 basis point decline in the average rate. Lines of credit have been used primarily to fund the acquisition and origination of subprime single family loans at OFS and Ocwen UK. The decline in the average balance of lines of credit during 1999 is consistent with the decline in the average balance of loans available for sale during the same period. The declines in the average rates are primarily due to declines in the UK LIBOR. For additional information regarding lines of credit, see "Changes in Financial Condition - Obligations Outstanding Under Lines of Credit" and "Liquidity, Commitments and Off-Balance Sheet Risks."

         PROVISIONS FOR LOAN LOSSES. Provisions for losses on loans are charged to operations to maintain an allowance for losses on both of the loan portfolio and the discount loan portfolio at a level which management considers adequate based upon an evaluation of known and inherent risks in such loan portfolios. Management's periodic evaluation is based upon portfolio composition, asset classifications, historical loss experience, current economic conditions and trends, collateral values and other relevant factors.

         The following table sets forth the components of the Company's provision for loan losses for the periods indicated.

                                                  Three Months                        Nine Months
                                        -------------------------------     -------------------------------
 For the periods ended September 30,         1999              1998              1999              1998
------------------------------------    -------------     -------------     -------------     -------------
                                                              (Dollars in thousands)

  Discount loans.................       $       1,209     $       2,119     $       4,618     $      13,603
  Loan portfolio.................                (383)             (313)              570               131
                                        -------------     -------------     -------------     -------------
    Total........................       $         826     $       1,806     $       5,188     $      13,734
                                        =============     =============     =============     =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         The decline in provisions for discount loan losses during 1999 as compared to 1998, is primarily due to a decline in the discount loan balance. Despite a decline in the loan portfolio balance, the provision for loan portfolio losses increased during 1999 primarily as a result of an increase in nonperforming loans. The following table sets forth the allowance for loan losses as a percentage of the respective gross loan balances at the dates indicated.

                                            September 30, 1999                           September 30, 1998
                                 ------------------------------------------    ---------------------------------------
                                                     Loan      Allowance as                      Loan        Allowance
                                  Allowance         Balance          a %       Allowance        Balance        as a %
                                  ---------         -------    ------------    ---------        -------      ---------
  Discount loans..........       $   20,322       $   994,794         2.0%    $    21,095      $1,115,685        1.9%
  Loan portfolio..........            5,491           132,517         4.1           4,143         228,883        1.8
                                 ----------       -----------                 -----------      ----------
                                 $   25,813       $ 1,127,311         2.3%    $    25,238      $1,344,568        1.9%
                                 ==========       ===========                 ===========      ==========

         For information relating to the Company's valuation allowance on real estate owned, see "Changes in Financial Condition - Real Estate Owned."

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

         NON-INTEREST INCOME. The following table sets forth the principal components of the Company's non-interest income during the periods indicated.

                                                               Three Months                        Nine Months
                                                      ------------------------------      -------------------------------
   For the periods ended September 30,                    1999              1998              1999              1998
   --------------------------------------------       ------------      ------------      ------------       ------------
                                                                             (Dollars in thousands)
   Servicing fees and other charges............       $     19,584      $     15,348      $     56,764       $     39,044
   (Loss) gain on interest-earning assets, net.            (21,075)           24,170            (6,800)               909
   (Loss) gain on real estate owned, net.......             (1,508)            1,216             1,798             12,763
   Other income................................             65,105            14,209            80,731             29,857
                                                      ------------      ------------      ------------       ------------
        Total..................................       $     62,106      $     54,943      $    132,493       $     82,573
                                                      ============      ============      ============       ============

         The increases in servicing fees and other charges reflects an increase in loan servicing and related fees as a result of an increase in the average balance of loans serviced for others. The unpaid principal balance of loans serviced for others averaged $11.38 billion and $10.63 billion during the three and nine months ended September 30, 1999, respectively, as compared to $9.13 billion and $7.47 billion during the three and nine months ended September 30, 1998. The increase in the average balance of loans serviced for others was primarily related to servicing retained in connection with subprime securitizations in prior quarters and acquisitions of servicing (primarily during the third quarter of 1999), net of repayments. Acquisitions of servicing during the third quarter of 1999 includes a contract with Southern Pacific Funding Corporation entered into in August to service 17,660 subprime residential mortgage loans with an unpaid principal balance of $1.3 billion.

         The following table sets forth the Company's loans serviced for others at September 30, 1999.

                                 Discount Loans             Subprime Loans              Other Loans                 Total
                           -------------------------   -------------------------   ----------------------   ----------------------
                                              No. of                      No. of                 No. of                    No. of
                             Amount           Loans       Amount          Loans       Amount     Loans        Amount       Loans
                           -----------        ------   -----------        ------   -----------   --------   -----------    -------
Loans securitized ......   $ 1,100,704        17,722   $ 1,226,478        11,917   $        --         --   $ 2,327,182     29,639
Loans serviced for third
  parties ..............     1,339,517        18,095     6,450,738        82,028       995,285        710     8,785,540    100,833
                           -----------        ------   -----------        ------   -----------   --------   -----------    -------
                           $ 2,440,221        35,817   $ 7,677,216        93,945   $   995,285        710   $11,112,722    130,472
                           ===========        ======   ===========        ======   ===========   ========   ===========    =======

         Loss on interest-earning assets for the third quarter of 1999 of $21.1 million was primarily comprised of $19.2 million of impairment charges on securities available for sale. Gain on interest-earning assets, net, for the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

third quarter of 1998 of $24.2 million was primarily comprised of $32.5 million of securitization gains, as presented in the table below, and $3.6 million of gains on sales of large and small commercial discount loans, offset by $10.9 million of impairment losses on securities available for sale. See "Changes in Financial Condition- Securities Available for Sale."

         For the nine months ended September 30, 1999, losses on interest - earning assets of $(6.8) million was primarily comprised of impairment losses on securities available for sale of $48.1 million, offset by $36.8 million of securitization gains, as presented in the table below, and $4.2 million of gains on sales of commercial discount loans. For the nine months ended September 30, 1998, gains on interest - earnings assets of $0.9 million was primarily comprised of $100.2 million of gains on sales of loans, including $88.2 million of securitization gains, as presented in the table below, and $8.4 million of gains on sales of commercial discount loans, and $3.6 million of gains on sales of securities, offset by $101.2 million of impairment charges on securities available for sale.

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

                                                                                           Book Value
                                                                                          of Securities
                               Loans Securitized                                           Retained
----------------------------------------------------------------------------               (Non-cash      Cash
                  Type of Loans                      Principal  No. of Loans   Net Gain      Gain)        Gain
-------------------------------------------------   ----------  ------------  ----------   ----------   ----------
                                                                            (Dollars in thousands)
For the three months ended September 30,1999 (1):   $       --           --   $       --   $       --   $       --
-------------------------------------------------
Single family discount ..........................   $  172,904        2,706   $   19,168   $   12,056   $    7,112
Single family subprime:
   Domestic .....................................      261,649        2,205       13,339       18,266           --
   Foreign (Ocwen UK) ...........................           --           --           --           --           --
                                                    ----------   ----------   ----------   ----------   ----------
                                                       261,649        2,205       13,339       18,266           --
                                                    ----------   ----------   ----------   ----------   ----------
                                                    $  434,553   $    4,911   $   32,507   $   30,322   $    7,112
                                                    ==========   ==========   ==========   ==========   ==========

For the nine months ended September 30,1999:
-------------------------------------------------
Single family discount (2) ......................      227,303   $    3,137       22,763   $    4,040   $   18,723
Single family subprime:
   Domestic .....................................      235,572        2,192        3,834       12,091           --
   Foreign (Ocwen UK) ...........................      295,157        8,983       10,207       34,452           --
                                                    ----------   ----------   ----------   ----------   ----------
                                                       530,729       11,175       14,041       46,543           --
                                                    ----------   ----------   ----------   ----------   ----------
                                                    $  758,032   $   14,312       36,804   $   50,583   $   18,723
                                                    ==========   ==========   ==========   ==========   ==========
For the nine months ended September 30,1998:
-------------------------------------------------
Single family discount ..........................   $  498,798   $    7,638   $   48,085   $   32,261   $   15,824
Single family subprime
   Domestic .....................................      805,765        8,166       30,946       55,390           --
   Foreign (Ocwen UK) ...........................      363,801       14,179        9,133       33,988           --
                                                    ----------   ----------   ----------   ----------   ----------
                                                     1,169,566       22,345       40,079       89,378           --
                                                    ----------   ----------   ----------   ----------   ----------
                                                    $1,668,364   $   29,983   $   88,164   $  121,639   $   15,824
                                                    ==========   ==========   ==========   ==========   ==========

(1) There were no securitizations of loans executed by the Company during the third quarter ended September 30, 1999. The Company has made a strategic decision to structure future securitizations as financing transactions which will preclude the use of gain on sale accounting.

(2) Includes 392 loans with an unpaid principal balance of $25.2 million securitized from the loan portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         The following table sets forth the results of the Company's investment in real estate owned (which does not include investments in real estate), which were primarily related to the discount loan portfolio, during the periods indicated:

                                                                   Three Months                        Nine Months
                                                          ------------------------------     ------------------------------
For the periods ended September 30,                           1999              1998             1999              1998
-------------------------------------------------------   ------------      ------------     ------------      ------------
                                                                              (Dollars in thousands)
Gains on sales.......................................     $      8,184      $     10,551     $     29,591      $     33,910

Provision for loss in fair value.....................           (6,494)           (6,682)         (21,334)          (12,561)
Rental income (carrying costs), net..................           (3,198)           (2,653)          (6,459)           (8,586)
                                                          ------------      ------------     ------------      ------------
(Loss) gain on real estate owned, net................     $     (1,508)     $      1,216     $      1,798      $     12,763
                                                          ============      ============     ============      ============

         At September 30, 1999 the Company had established valuation allowances on real estate owned of $18.4 million, or 9.3% of the balance, as compared to $14.3 million or 7.8% of real estate owned at September 30, 1998. For additional information relating to the Company's real estate owned, see "Changes in Financial Condition-Real Estate Owned."

         Other income for the three months ended September 30, 1999 of $65.1 was primarily comprised of a $50.4 million of gain on the sale of Ocwen UK, $5.0 of brokerage commissions earned in connection with Ocwen UK loan originations, a $5.5 million gain on the sale of low income housing tax credit interests and $1.4 million of management fees earned from OAC. For the three months ended September 30, 1998, other income of $14.2 was primarily comprised of $5.0 million of gains on sales of investments in real estate, $2.9 million of brokerage commissions earned in connection with Ocwen UK loan originations, a $2.3 million gain on the sale of low income housing tax credit interests and $1.8 million of management fees earned from OAC.

         Other income for the nine months ended September 30, 1999 of $80.7 million was primarily comprised of a $50.4 million gain on the sale of Ocwen UK, $12.9 million of brokerage commissions earned in connection with Ocwen UK loan originations, a $5.0 million gains on sale of low-income housing tax credit interests, $4.5 million of management fees earned from OAC and $1.8 million of gains on sales of investments in real estate. For the nine months ended September 30, 1998, other income of $29.9 million was primarily comprised of $8.0 million of gains on sales of investments in real estate, $6.9 million of gains on the sales of low-income housing tax credit interests, $5.7 million of brokerage commissions earned in connection with Ocwen UK loan originations and $4.1 million of management fees earned from OAC.

         NON-INTEREST EXPENSE. Non-interest expense decreased $13.5 million or 21% in the third quarter of 1999 as compared to the third quarter of 1998, and decreased $3.9 million or 3% in the nine months ended September 30, 1999, as compared to the same period in 1998. The following table sets forth the principal components of the Company's non-interest expense during the periods indicated.

                                                                 Three Months                        Nine Months
                                                        ------------------------------     ------------------------------
For the periods ended September 30,                          1999             1998              1999             1998
----------------------------------------------------    ------------      ------------     ------------      ------------
                                                                              (Dollars in thousands)
Compensation and employee benefits..................    $     29,451      $     32,474     $     80,991      $     83,721
Occupancy and equipment.............................           8,447             9,464           27,816            24,388
Loan expenses.......................................           3,992             9,131           10,773            18,826
Net operating loss on investments in real estate
  and certain low-income housing tax credit
  interests.........................................             958             2,695            4,179             4,988
Amortization of goodwill ...........................             284             2,670              771             3,604
Other operating expenses............................           8,859             9,082           27,368            20,250
                                                        ------------      ------------     ------------      ------------
   Total............................................    $     51,991      $     65,516     $    151,898      $    155,777
                                                        ============      ============     ============      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

         The decrease in compensation and employee benefits during 1999 reflects a reduction in profit sharing expense in connection with the Company's decision to grant options under its annual incentive plan at an exercise price equal to fair market value. Previously, options were granted at exercise prices below fair market value, resulting in the recognition of compensation expense. Also contributing to the decline in compensation and employee benefits was a decrease in commissions incurred by OFS as a result of the shutdown of the domestic subprime business, and a decrease in recruiting related expenses as a result of a Company wide increase in direct hiring. These declines were partially offset by an increase in profit sharing expense in connection with the Company's implementation of a long-term incentive plan in the fourth quarter of 1998.

         The decrease in loan expenses during 1999 reflects significant declines in the average balance of loans. The average balance of loans (loans available for sale, loan portfolio and discount loans) declined 34% and 35% during the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998.

         The decline in goodwill amortization in 1999 is primarily the result of the write-off of goodwill in 1998 in connection with the closing of retail and wholesale branch networks at OFS.

         Other operating expenses are primarily comprised of professional fees, marketing, travel related costs, and regulatory and insurance. The increase in other operating expenses during the nine months ended September 30, 1999 was due primarily to a $1.7 million increase in advertising and a $1.2 million increase in professional fees.

         EQUITY IN LOSSES OF INVESTMENTS IN UNCONSOLIDATED ENTITIES. The following table summarizes the company's equity in losses of investments in unconsolidated entities for the periods indicated.

                                                                              Equity in (Losses) Earnings
                                                           -----------------------------------------------------------
                                                                 Three months Ended        Nine Months Ended September
                                    Ownership                       September 30,                September 30,
                          -----------------------------    -----------------------------   ---------------------------
Entity                    Shares/Units             %            1999            1998           1999           1998
--------------------      ------------          -------    ------------    -------------   ------------   ------------
                                                                              (Dollars in thousands)
OAC................          1,540,000            8.12%    $       (270)   $          --    $    (1,809)  $        --
OPLP...............          1,808,733            8.71%             150               --         (1,797)           --
Kensington (1).....            549,993           35.93%          (4,639)           2,765         (6,070)        3,309
Other..............            various          various              (9)             150            193           150
                                                           ------------    -------------    -----------   -----------
                                                           $     (4,768)   $       2,915    $    (9,483)  $     3,459
                                                           ============    =============    ===========   ===========

(1) Equity in earnings of investment in Kensington includes goodwill amortization of $0.6 million and $1.8 million for the three and nine months ended September 30, 1999, as compared to $0.6 million and $1.5 million for the three and nine months ended September 30, 1998, respectively.

         See "Changes in Financial Condition - Investment in Unconsolidated Entities".

         INCOME TAXES. Income tax expense (benefit) amounted to $8.2 million and $2.9 million during the third quarter of 1999 and 1998, respectively, and $9.6 million and $(2.9) million for the nine months ended September 30, 1999, and 1998, respectively. OCN's income tax provision for 1999 reflects an expected tax rate of 35.01%. The increase in the expected income tax rate for 1999 primarily reflects the loss of foreign income tax credits as a result of the sale of Ocwen UK on September 30, 1999. Income taxes include tax credits resulting from the Company's investment in certain low-income housing tax credit interests. Tax credits amounted to $4.7 million and $4.6 million for the third quarter of 1999 and 1998, respectively, and $13.7 million and $13.6 million for the nine months ended September 30, 1999 and 1998, respectively. Additionally, 1998 income tax expense was reduced as a result of the utilization of $8.6 million of net operating tax loss carryforwards. See "Changes in Financial Condition-Investments in Low Income Housing Tax Credit Interests".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================

CHANGES IN FINANCIAL CONDITION

         SECURITIES AVAILABLE FOR SALE. At September 30, 1999, securities available for sale amounted to $545.8 million or 19% of the Company's total assets as compared to $593.3 million or 18% of total assets at December 31, 1998. Securities available for sale are carried at fair value with unrealized gains or losses reported as a separate component of stockholders' equity net of deferred taxes. Unrealized losses on securities that reflect a decline in value which is other than temporary are charged to earnings. Securities available for sale at September 30, 1999 included an aggregate of $1.6 million of unrealized gains as compared to $21.7 million of net unrealized gains ($22.0 million of gross gains and $0.3 million of gross losses) at December 31, 1998.

         The following table sets forth the fair value of the Company's securities available for sale at the dates indicated.

                                                                                  Increase (Decrease)
                                                     September 30, December 31,  ----------------------
                                                         1999         1998        Dollars      Percent
                                                       ---------    ---------    ---------    ---------
                                                                      (Dollars in thousands)
Mortgage-related securities:
   Single-family residential:
   CMOs (AAA-rated) ................................   $ 436,335    $ 344,199    $  92,136           27%
   Subordinates:
     B-rated .......................................       3,241        4,940       (1,699)         (34)
     BB-rated ......................................       5,659        9,921       (4,262)         (43)
     BBB-rated .....................................          --       17,593      (17,593)        (100)
     Unrated .......................................      14,654       58,359      (43,705)         (75)
   Subprime residuals:
     Unrated .......................................      81,719      135,187      (53,468)         (40)
   AAA-rated non agency interest only ..............          --        6,981       (6,981)        (100)
                                                       ---------    ---------    ---------
                                                         541,608      577,180      (35,572)          (6)
                                                       ---------    ---------    ---------
Multi-family residential and commercial:

   Unrated interest only ...........................          47          106          (59)         (56)
   AAA-rated interest only .........................          18           --           18          100
   BB  rated interest only .........................           2           --            2          100
   Subordinates:
     B-rated .......................................       1,166        1,230          (64)          (5)
     Unrated .......................................       2,957       14,831      (11,874)         (80)
                                                       ---------    ---------    ---------
                                                           4,190       16,167      (11,977)         (74)
                                                       ---------    ---------    ---------

     Total .........................................   $ 545,798    $ 593,347    $ (47,549)          (8)
                                                       =========    =========    =========

         The Company's securities available for sale decreased by $47.5 million or 8% during the nine months ended September 30, 1999, due primarily to $413.6 million of maturities and principal repayments, $110.7 million of subprime residuals sold in connection with the sale of Ocwen UK on September 30, 1999, $48.1 million of impairment and $9.2 million of net premium amortization, offset by $431.0 million of purchases and the acquisition of $50.6 million of subordinate and residual securities in connection with the Company's securitization of loans.

         At September 30, 1999, the fair value of the Company's investment in subordinate and residual interests amounted to $109.4 million ($107.4 million of amortized cost) or 20% of total securities available for sale and supported senior classes of securities having an outstanding principal balance of $3.3 billion. Because of their subordinate position, subordinated and residual classes of mortgage-related securities provide protection to and involve more risk than the senior classes. Specifically, when cash flow is impaired, debt service goes first to the holders of senior classes. In addition, incoming cash flows may be held in a reserve fund to meet any future repayments until the holders of senior classes have been paid and, when appropriate, until a specified level of funds has been contributed to the reserve fund. Further, residual interests exhibit considerably more price volatility than mortgages or ordinary mortgage pass-through securities, due in part to the uncertain cash flows that result from changes in the prepayment rates of the underlying mortgages. Lastly, subordinate and residual interests involve substantially more credit risk than the senior classes of the mortgage-related securities to which such interests relate and generally are not as liquid as the senior classes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================


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

         The Company determines the present value of anticipated cash flows at the time each securitization transaction closes, utilizing valuation assumptions appropriate for each particular transaction. The significant valuation assumptions include the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, the Company currently applies a discount rate of 18% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During 1999, the Company utilized proprietary prepayment curves generated by the Company (reaching an approximate range of annualized rates of 15.0%-35.0%). In its estimates of annual loss rates, the Company utilizes assumptions that it believes are reasonable. The Company currently estimates annual losses of between 1.0% and 6.5% of the underlying loans.

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

         The Company periodically assesses the carrying value of its subordinate securities and residual securities retained as well as the servicing assets for impairment. There can be no assurance that the Company's estimates used to determine the gain on securitized loan sales, subordinate securities and residual securities retained and servicing asset valuations will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================


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

        It is intended that any securities retained by the Bank resulting from the securitization of assets held by it directly will be distributed to the Company as a dividend, subject to the Bank's ability to declare such dividends under applicable limitations. During the nine months ended September 30, 1999, subordinate securities with a fair value of $27.7 million were distributed by the Bank to the Company in the form of a dividend. At September 30, 1999, the Bank held no subordinate securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================

         The following tables detail the Company's securities available for sale portfolio at September 30, 1999, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors.

                                                                                                        ANTICIPATED
                                                                                            SUBORDI-      YIELD TO
                                                                 CLASS SIZE                 NATION/OC   MATURITY AT:
                                     ISSUE           RATING  ------------------   INTEREST  LEVEL AT: ----------------
  SECURITIZATION (ISSUER)   SECURITY DATE   RATING  AGENCIES ISSUANCE   9/30/99  PERCENTAGE 9/30/99   PURCHASE 9/30/99
  ------------------------- -------- -----  ------  -------- --------  --------  ---------- --------- -------- -------
  SINGLE-FAMILY RESIDENTIAL                                   (Dollars in thousands)
  Subordinates:
   BCF 1996 R1(5)..........   B3    Oct-96    UR     (a),(b)  $70,773   $45,130    50.00%    None       15.70%   10.96%
   BCF 1997 R1(5)..........   B4    Mar-97    UR     (b),(c)   21,784     9,241    49.71     None       13.46   (38.07)
   BCF 1997 R2 (5).........   B4    Jun-97 Ba2, BB   (b),(c)    6,358     5,816    73.54     7.62%       9.58     1.00
                              B5             B2,B               6,264     5,730    73.54     4.06       10.74    (1.19)
                              B6              UR               13,883     6,545    73.54     None       15.98    (5.02)
   BCF 1997 R3 (5).........   B4    Dec-97    UR     (b),(d)   69,582    43,332    50.24     None       15.84   (37.66)
   ORMBS 1998 R1 (6).......   B4    Mar-98    UR     (b),(d)  101,774    81,720    50.34     None       20.50   (30.46)
   ORMBS 1998 R2 (6).......   B4A   Jun-98   Ba2     (b)        1,056       984   100.00     6.87       13.22   (30.26)
                              B4F            Ba2                  937       895   100.00     8.75       19.23   (22.46)
                              B5A             B2                  880       851   100.00     5.13       23.78   (28.02)
                              B5F             B2                  937       895   100.00     6.43       11.78   (23.38)
                              B6A             UR                3,696     2,520   100.00     None       16.72    (5.24)
                              B6F             UR                3,345     2,479   100.00     None       19.50   (14.43)
   ORMBS 1998 R3 (6).......   B4    Sep-98 Ba2, BB   (b),(d)   11,765    11,527    85.87    12.01       11.71   (27.65)
                              B5            B2, B               9,151     8,965    85.87     8.31       16.54   (23.24)
                              B6              UR               26,145    20,148    85.87     None       18.00   (15.31)
   ORMBS 1999 RI  (6)......   B5A   Mar-99  B2, B    (b),(d)    1,630     1,573   100.00     6.21       17.73    25.65
                              B5F           B2, B               1,843     1,762   100.00     5.93       17.74    23.94
                              B6A             UR                3,586     3,392   100.00     None       18.00    43.21
                              B6F             UR                4,299     4,030   100.00     None       18.00    39.70
   ORMBS 1999 R2 (6) ......   B4    Jun-99    BB (a),(c),(d)   10,530    10,421   100.00     4.09       13.45    18.54
                              B5              B                 4,680     4,632   100.00     6.06       18.45    36.61
                              B6              UR                7,020     6,862   100.00     None       18.00    73.52
   CSFB 1996-1R
   (ITT 94-P1) (7).......     4B2   Oct-96    UR     (b),(c)    1,046       174   100.00     None       N/A       N/A

  Subprime residuals:
   SBMS 1996 3 (1).........    R    Jun-96    UR     (a),(b)  130,062    35,406   100.00    14.35 OC    15.52     2.79
   MLM1 1996 1 (2).........    R    Sep-96    UR     (a),(b)   81,142    21,968   100.00    21.11 OC    15.16     4.38
   MS 1997 1 (3)...........   X1    Jun-97    UR     (a),(b)   17,727    11,519   100.00     4.21 OC    21.47    15.23
                              X2                               87,118    28,210   100.00    11.20 OC    20.38     5.68
   1997 OFS 2 (4)..........    X    Sep-97    UR     (a),(b)  102,201    48,550   100.00     7.38 OC    19.65     7.28
   1997 OFS 3 (4)..........    X    Dec-97    UR     (a),(b)  208,784   120,712   100.00     6.99 OC    19.59    14.54
   1998 OFS 1 (4)..........    X    Mar-98    UR     (b),(d)  161,400   103,524   100.00     2.96 OC    18.00    13.79
   1998 OFS 2 (4)..........    X    Jun-98    UR     (a),(b)  382,715   217,981   100.00     5.93 OC    19.46     6.29
   1998 OFS 3 (4)..........    X    Sep-98    UR     (a),(d)  261,649   209,004   100.00     3.88 OC    18.00    17.33
   1998 OFS 4 (4)..........    X    Dec-98    UR (a),(b),(c)  349,000   321,414   100.00     3.06 OC    18.00    20.33
   1999 OFS 1 (4) .........    X    Jun-99    UR     (a),(b)  148,628   145,120   100.00     3.21 OC    18.00    17.88

MULTI-FAMILY AND COMMERCIAL
  Subordinates:
   BCF 1997 C1 (2).........    F    Dec-97    B      (c)        3,210     3,210   100.00    16.40       10.35    11.47
                               G              UR               12,197    12,207   100.00     None       15.00    21.35
  Interest-only:
   BCF 1997 C1 (2).........   X1    Dec-97    UR     (c)       67,350    28,245   100.00     N/A         6.93    51.44
                              X2              UR               35,359    20,114   100.00     N/A         8.53    37.89
                               E              UR               10,271    10,271   100.00     N/A         7.00    30.72
   FNMA 1995 M2 (3)            M    Jun-95    UR     (c)      100,875    10,854   100.00     N/A         0.00   (17.79)
   BFBT Arm Strip..........   IO    Jun-94    UR     N/A      157,182     8,727   100.00     N/A         0.00   (25.81)
ISSUERS:  (FN160253)
(1) Salomon Brothers Mortgage Securities VII    (6)  Ocwen Residential MBS Corporation         RATING AGENCIES:
(2) Merrill Lynch Mortgage Investors, Inc.      (7)  Ocwen Mortgage Loans                      (a)  S&P
(3) Morgan Stanley ABS Capital I, Inc.          (8)  Credit  Suisse First Boston (ITT Federal  (b)  Moody's
(4) Ocwen Mortgage Loan Asset Backed                 Bank, FSB)
    Certificates                                (9)  Federal National Mortgage Association     (c)  Fitch
(5) BlackRock Capital Finance L.P.              (10) Berkley Federal Bank & Trust              (d)  DCR

N/A - Not Available                             RF - Reserve funds are actual cash reserves

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================

                             WEIGHTED   WEIGHTED      TOTAL     ACTUAL LIFE ACTUAL LIFE
                              AVERAGE    AVERAGE    DELINQUENCY   TO DATE    TO DATE
                             COUPON AT  LTV/DSCR        AT        CPR AT     LOSSES AT  PRODUCT TYPE AT   COLLATERAL BALANCE
SECURITIZATION (ISSUER)      9/30/99    AT 9/30/99    9/30/99     9/30/99    9/30/99        9/30/99        ISSUANCE  9/30/99
-----------------------      ---------  ----------  ----------- ----------- ----------- ----------------- ---------  -------
Single-Family Residential                                      (Dollars in thousands)
Subordinates:
   BCF 1996 R1 (5).........     10.03%   97.33%        12.60%     13.81%    $  22,479   98% Fixed, 2% ARM  505,513   301,834
   BCF 1997 R1 (5).........     10.06   111.14         21.08      13.56        11,881   98% Fixed, 3% ARM  177,823   117,931
   BCF 1997 R2 (5).........      8.01    87.06         29.97      13.67         6,463   25% Fixed, 75%ARM  251,790   161,094
   BCF 1997 R3 (5).........      9.62   111.06         21.23      11.39        24,132   98% Fixed, 2% ARM  579,851   446,895
   ORMBS 1998 R1 (6).......      8.93   120.57         23.44       8.48        17,721   98% Fixed, 2% ARM  565,411   493,665
   ORMBS 1998 R2 (6).......      8.96    88.68         29.38      13.73         1,792   45% Fixed, 55%ARM  123,917    97,551
   ORMBS 1998 R3 (6).......      8.95   126.64         34.92       7.41         5,484   98% Fixed, 2% ARM  261,452   242,420
   ORMBS 1999 R1 (6).......      9.01    86.32         21.66      13.34           105   56% Fixed, 44%ARM  147,101   132,580
    ORMBS 1999 R2 (6)......      9.38   116.47          9.72       8.55           101   100%Fixed          117,004   113,315
    CSFB 1996 1R
    (ITT 94-P1) (7) .....        7.19      N/A          1.64        N/A           156   100% 1-Year CMT     32,487     5,657

  Subprime residuals:
   SBMS 1996 3 (1).........     10.97    69.35         20.98      32.59         2,917   52% Fixed, 43%ARM  130,062    35,406
   MLM1 1996 1 (2).........     11.23    75.22         17.41      34.92         1,775   34% Fixed, 66%ARM   81,142    21,968
   MS 1997 1 (3)...........     10.54    74.99         18.14      34.64         1,251   29% Fixed, 71%ARM   17,727    11,519
                                11.15    74.59         18.14      34.64         1,251   29% Fixed, 71%ARM   87,118    28,210
   1997 OFS 2 (4)..........     10.75    79.24         20.09      30.65         1,053   19% Fixed, 81%ARM  102,201    48,550
   1997 OFS 3 (4)..........     10.10    79.12         16.99      26.43         2,036   17% Fixed, 83%ARM  208,784   120,712
   1998 OFS 1 (4)..........     10.32    79.59         19.36      25.24         1,794   14% Fixed, 86%ARM  161,400   103,524
   1998 OFS 2 (4)..........     10.84    75.57         14.93      35.77         2,367   39% Fixed, 61%ARM  382,715   217,981
   1998 OFS 3 (4)..........     10.35    79.09         18.91      19.65           943   29% Fixed, 71%ARM  261,649   209,004
   1998 OFS 4 (4)..........     10.49    76.70         21.60       8.95            52   41% Fixed, 59%ARM  349,000   321,414
   1999 OFS 1 (4)..........      9.89    75.54          9.09       8.51             0   64% Fixed, 36%ARM  146,628   145,120

MULTI-FAMILY AND COMMERCIAL
  Subordinates:
   BCF 1997 C1 (2).........     10.22     1.28         15.10        N/A           142   20% Multi-family,  128,387    74,411
                                                                                        19% Hotel, 16%
                                                                                        Industrial
  Interest-only:
   BCF 1997 C1 (2).........     10.22     1.28         15.10        N/A           142   20% Multi-family,  128,387    74,411
                                                                                        19% Hotel, 16%
                                                                                        Industrial
   FNMA 1995 M2 (3)........      9.50     1.35            --       9.55            --   100%               216,797   138,251
                                                                                        Multi-family
   BFBT Arm Strip..........      8.35      N/A           N/A        N/A           N/A   100%               157,182     8,727
                                                                                        Conventional
                                                                                        ARMS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================

         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie the Company's securities available for sale portfolio at September 30, 1999.

  DESCRIPTION                  CALIFORNIA     FLORIDA        TEXAS        NEW YORK      MARYLAND      OTHER (1)      TOTAL
  -----------                  ----------    ----------    ----------    ----------    ----------    ----------    ----------
Single family residential .... $  669,741    $  257,923    $  248,955    $  196,590    $  157,851    $1,653,726    $3,184,786

 Multi-family and commercial..     42,869        16,699         1,872        27,160         8,947        85,976       183,523

 Other .......................        748            13            --           116            59         1,448         2,384
                               ----------    ----------    ----------    ----------    ----------    ----------    ----------
 Total ....................... $  713,358    $  274,635    $  250,827    $  223,866    $  166,857    $1,741,150    $3,370,693
                               ==========    ==========    ==========    ==========    ==========    ==========    ==========

 Percentage (2) ..............         21%            8%            7%            7%            5%           52%          100%
                               ==========    ==========    ==========    ==========    ==========    ==========    ==========

(1) No other individual state makes up more than 9.0% of the total of other.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

         The following table summarizes information relating to the Company's mortgage-related securities available for sale at September 30, 1999.

                                                                                      ANTICIPATED               ANTICIPATED
                                                                          ORIGINAL     REMAINING                 WEIGHTED
                                                                         ANTICIPATED    YIELD TO                  AVERAGE
                                    AMORTIZED                 PERCENT     YIELD TO     MATURITY AT               REMAINING
       RATING/DESCRIPTION             COST      FAIR VALUE     OWNED      MATURITY     9/30/99(1)     COUPON      LIFE (2)
---------------------------------   ---------   ----------    -------    -----------  ------------    ------    -----------
                                                                    (Dollars in thousands)
 SINGLE-FAMILY RESIDENTIAL:
     B-rated subordinates........   $  2,935     $  3,241       91.18%       16.84         4.59%        7.20%        2.56
     BB-rated subordinates.......      5,185        5,659       87.85        13.07%       (6.05)        6.90         2.71
     Unrated subordinates........     14,200       14,654       56.41        14.58        (7.75)        8.26         2.91
     Unrated subprime residuals..     81,224       81,719      100.00        18.47        13.22         N/A          7.01

 MULTI-FAMILY AND COMMERCIAL:
     Unrated interest-only.......         --           47        N/A          N/A          N/A          N/A          N/A
     AAA-rated interest-only.....         --           18        N/A          N/A          N/A          N/A          N/A
     BB-rated interest-only......         --            2        N/A          N/A          N/A          N/A          N/A
     B-rated subordinates........      1,162        1,166       51.20        10.90        11.47        10.00         6.49
     Unrated subordinates........      2,729        2,957       51.20        26.40        21.35        10.00         7.32

(1) Changes in the September 30, 1999 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions, loss assumptions and charges taken to reduce the value of the securities.

(2) Equals the weighted average life based on September 30, 1999 book value.

         The  following  table sets forth the  property  types of the  Company's commercial mortgage-backed securities at September, 1999, based upon the principal amount.
                                                         PERCENTAGE
                           PROPERTY TYPE                  INVESTED
                   ---------------------------------     ----------
                   Multi-family.....................         74.23%
                   Lodging..........................          6.03
                   Warehouse........................          5.84
                   Office...........................          2.37
                   Mixed Use........................          4.53
                   Other............................          7.00
                                                         ---------
                   Total............................        100.00%
                                                         ---------

         The following is a glossary of terms included in the above tables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================


         ACTUAL LIFE TO DATE CPR - The Constant Prepayment Rate is used to measure the average prepayment rate for the underlying mortgage pool(s) over the period of time lapsed since the issuance of the securities through the date indicated and is calculated as follows:


         Actual Life-to-Date CPR = 100 x   [(1 -  Final  Aggregate  Balance actual      )    (       12      )   ]
                                           [      -------------------------------------   X   ---------------    ]
                                           [(     Final  Aggregate  Balance scheduled   )    (months in period)  ]

         ACTUAL LIFE-TO-DATE LOSSES - Represents cumulative losses of the original collateral at the indicated date.

         ANTICIPATED YIELD TO MATURITY AT SEPTEMBER 30, 1999 - Effective yield from inception to maturity based on the purchase price, actual cash flows received from inception until the respective date, and the then current estimate of future cash flows under the assumptions at the respective date.

         ANTICIPATED YIELD TO REMAINING MATURITY AT SEPTEMBER 30, 1999 - Effective yield based on the current carrying value and the then current estimate of future cash flows under the assumptions at the respective date.

         ANTICIPATED YIELD TO MATURITY AT PURCHASE - Effective yield from inception to maturity based on the purchase price and anticipated future cash flows under pricing assumptions.

         CLASS SIZE - Represents the dollar size of a particular class. Class Size for subprime residuals is equal to the Collateral Balance at the respective date.

         COLLATERAL BALANCE - Represents, the unpaid principal balance including arrearage of the underlying collateral of the entire securities at the indicated date.

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

         RATING - Refers to the credit rating designated by the rating agency for each securitization transaction. Classes designated "A" have a superior claim on payment to those rated "B", which are superior to those rated "C." Additionally, multiple letters have a superior claim to designations with fewer letters. Thus, for example, "BBB" is superior to "BB," which in turn is superior to "B." The lower class designations in any securitization will receive interest payments subsequent to senior classes and will experience losses prior to any senior class. The lowest potential class designation is not rated ("UR") which, if included in a securitization, will always receive interest last and experience losses first.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================

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

         LOANS AVAILABLE FOR SALE. The Company's loans available for sale at September 30, 1999, which are carried at the lower of cost or fair value, decreased by $111.0 million or 62% from December 31, 1998, and consist primarily of single family residential loans to subprime borrowers. The decline in loans available for sale is primarily attributable to the Company's sale of Ocwen UK on September 30, 1999 and its shutdown of operations at OFS. The Company generally intends to sell or securitize its single family residential loans to subprime borrowers and, as a result, all of such loans were classified as available for sale at September 30, 1999 and December 31, 1998.

         The following table sets forth the composition of the Company's loans available for sale by type of loan at the dates indicated.

                                           September 30, 1999  December 31,1998
                                           ------------------  ----------------
                                                  (Dollars in thousands)
Single family residential loans.........     $     66,680        $     177,578
Consumer loans..........................              149                  269
                                             ------------        -------------
                                             $     66,829        $     177,847
                                             ============        =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================


The following table sets forth the activity in the Company's net loans available for sale during the periods indicated.

                                                                Three Months                  Nine Months
                                                         --------------------------    --------------------------
For the periods ended September 30,                         1999           1998           1999           1998
-------------------------------------------------------- -----------    -----------    -----------    -----------
                                                                           (Dollars in thousands)
Balance at beginning of period ......................... $   132,425    $   338,359    $   177,847    $   177,041
Purchases:
   Single family residential (1) (2) ...................       7,200         15,974         54,303        778,987
Originations:
   Single family residential: (1)
     Domestic ..........................................      17,458        174,404        206,171        527,519
     Foreign (Ocwen UK) ................................     216,784         88,039        509,791        134,145
                                                         -----------    -----------    -----------    -----------
                                                             234,242        262,443        715,962        661,664
Sales (3) ..............................................    (299,843)      (258,195)      (858,360)    (1,201,471)
Decrease (increase) in lower of cost or market reserve..       1,215           (835)         3,179         (3,266)
Principal repayments, net of capitalized interest ......      (5,310)       (17,997)       (15,901)       (70,463)
Transfer to real estate owned ..........................      (3,100)        (2,413)       (10,201)        (5,156)
                                                         -----------    -----------    -----------    -----------
   Net increase (decrease) in loans ....................     (65,596)        (1,023)      (111,018)       160,295
                                                         -----------    -----------    -----------    -----------
Balance at end of period ............................... $    66,829    $   337,336    $    66,829    $   337,336
                                                         ===========    ===========    ===========    ===========

(1) During the nine months ended September 30, 1999 and 1998, the Company purchased and originated single family residential loans to subprime borrowers.

(2) Purchases of single family residential loans during the nine months ended September 30, 1998 include $421.3 million purchased from the U.S. operations of Cityscape Financial Corp.

(3) Sales for the three and nine months ended September 30,1999, includes $297.5 million of subprime single family residential loans sold in connection with the sale of Ocwen UK on September 30, 1999. Also included in sales for the nine months ended September 30, 1999 is the securitization of 1,381 domestic subprime single family loans with an aggregate unpaid principal balance of $148.6 million and 8,983 foreign subprime single family loans with an unpaid balance of $295.2 million. No loans were securitized during the third quarter of 1999. Included in sales for the nine months ended September 30, 1998 is the securitization of 8,166 domestic subprime single family loans with an aggregate unpaid principal balance of $805.8 million and 14,179 foreign subprime single family loans with an aggregate unpaid principal balance of $363.8 million.

         The loans available for sale portfolio is secured by mortgages on properties geographically located throughout the United States. The following table sets forth the five states or countries in which the largest amount of properties securing the Company's loans available for sale were located at September 30, 1999:

                                  Single-family
                                   Residential        Consumer          Total
                                  -------------      ----------     ------------
                                             (Dollars in thousands)
       Florida...............      $     9,549       $       67     $      9,616
       New Jersey............            9,103               --            9,103
       Illinois..............            5,653               --            5,653
       Michigan..............            5,488               --            5,488
       New York..............            5,275               --            5,275
       Other(1)..............           31,612               82           31,694
                                   -----------       ----------     ------------
       Total.................      $    66,680       $      149     $     66,829
                                   ===========       ==========     ============

(1) Consists of properties located in 42 other states, none of which aggregated over $4.5 million in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================

         The following table presents a summary of the Company's non-performing loans (loans which were past due 90 days or more) in the loans available for sale portfolio at the dates indicated:

                                                    September 30,  December 31,
                                                        1999           1998
                                                    ------------   ------------
                                                      (Dollars in thousands)
       Non-performing loans:
         Single family (1).......................   $     20,030   $     39,415
         Consumer................................              1              9
                                                    ------------   ------------
                                                    $     20,031   $     39,424
                                                    ============   ============

       Non-performing loans as a percentage of:
         Total net loans available for sale......          29.97%         22.17%
         Total assets............................           0.72%          1.19%

(1) Includes $7.2 million ((pound)5.4 million) of non-performing loans related to Ocwen UK at December 31, 1998.

         Non-performing loans consist primarily of subprime single-family residential loans, reflecting the higher risks of default associated with such loans. Although subprime loans generally have higher levels of default than prime loans, the Company believes that the borrower's equity in the security property and the Company's expertise in the area of resolution mitigates the higher default risk.

         DISCOUNT LOAN PORTFOLIO. At September 30, 1999, the Company's net discount loan portfolio amounted to $974.5 million or 35% of the Company's total assets as compared to $1.03 billion or 31% of total assets at December 31, 1998. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated.

                                               September 30,     December 31,
                                                   1999              1998
                                               ------------      ------------
                                                   (Dollars in thousands)
Single family residential loans..........      $    495,382      $    597,100
Multi-family residential loans...........           250,821           244,172
Commercial real estate loans (1).........           465,931           449,010
Other loans (2)..........................            19,869            10,144
                                               ------------      ------------
   Total discount loans..................         1,232,003         1,300,426
Unaccreted discount (3)..................          (237,209)         (252,513)
                                               ------------      ------------
                                                    994,794         1,047,913
Allowance for loan losses................           (20,322)          (21,402)
                                               ------------      ------------
   Discount loans, net...................      $    974,472      $  1,026,511
                                               ============      ============

(1) The balance at September 30, 1999 consisted of $141.0 million of loans secured by office buildings, $99.9 million of loans secured by hotels, $56.3 million of loans secured by retail properties or shopping centers and $168.7 million of loans secured by other properties. The balance at December 31, 1998, consisted of $154.1 million of loans secured by office buildings, $100.4 million of loans secured by hotels, $21.2 million of loans secured by retail properties or shopping centers and $173.3 million of loans secured by other properties.

(2) Other loans includes $15.6 million and $8.2 million at September 30, 1999 and December 31, 1998, respectively, of charged-off unsecured credit card receivables which were acquired at a discount. Collections of unsecured credit card receivables are accounted for under the cost recovery method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================

(3) The balance at September 30, 1999 consisted of $126.7 million on single family residential loans, $39.7 million on multi-family residential loans, $69.6 million on commercial real estate loans and $1.2 million on other loans. The balance at December 31, 1998 consisted of $161.6 million on single family residential loans, $20.8 million on multi-family residential loans, $69.8 million on commercial real estate loans and $0.3 million on other loans.

The discount loan portfolio is secured by mortgages on properties geographically located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's discount loans were located at September 30, 1999.

                                                                Commercial
                               Single-family   Multi-family    Real Estate
                                Residential    Residential       and Other         Total
                                ------------   ------------    -------------   -------------
                                                   (Dollars in thousands)
California...............       $     40,409   $     17,548    $     121,483   $     179,440
New York.................             51,095          4,970           81,574         137,639
Michigan.................              8,291         64,724           23,308          96,323
Illinois.................             17,769         72,366            1,304          91,439
New Jersey...............             46,008          1,403            9,639          57,050
Other (1)................            205,097         50,142          177,664         432,903
                                ------------   ------------    -------------   -------------
    Total................       $    368,669   $    211,153    $     414,972   $     994,794
                                ============   ============    =============   =============

(1) Consists of properties located in 44 other states, none of which aggregated over $53.7 million in any one state.

         The following tables set forth the activity in the Company's net discount loan portfolio during the periods indicated.

                                                          Three months ended September 30,
                                                 ------------------------------------------------
                                                           1999                     1998
                                                 ------------------------  ----------------------
                                                                No. of                   No. of
                                                   Balance       Loans       Balance      Loans
                                                 -----------  -----------  ----------- ----------
                                                              (Dollars in thousands)
       Balance at beginning of period, net.....  $ 1,008,764        6,737  $ 1,421,506     10,315
       Acquisitions(1).........................       84,866          758      173,473      1,033
       Resolutions and repayments (2)..........      (52,182)        (471)    (255,905)      (571)
       Loans transferred to real estate owned..      (50,987)        (617)    (104,088)    (1,012)
       Sales(3)................................      (25,069)         (45)    (202,758)    (2,725)
       Decrease in discount....................        8,997           --       60,606         --
       Decrease in allowance...................           83           --        1,757         --
                                                 -----------  -----------  ----------- ----------
       Balance at end of period, net...........  $   974,472        6,362  $ 1,094,591      7,040
                                                 ===========  ===========  =========== ==========

(1) During the three months ended September 30, 1999, acquisitions consisted primarily of $61.7 million of single family residential loans, $3.4 million of multi-family residential loans, $15.5 million of commercial real estate loans and $4.2 million of other loans. For the three months ended September 30, 1998, acquisitions consisted primarily of $87.2 million of single family residential loans, $20.6 million of multi-family residential loans, and $60.8 million of commercial real estate loans and $4.9 million of other loans.

(2) Resolutions and repayments consists of loans which were resolved in a manner which resulted in partial or full repayment of the loan to the Company, as well as principal payments on loans which have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans which have not been resolved.

(3) There were no securitizations of loans executed by the Company during the third quarter ended September 30, 1999. Included in sales for the three months ended September 30, 1998 is the securitization of 2,706 discount single family residential mortgage loans with an aggregate unpaid principal balance of $172.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================

                                                     Nine months ended September 30,
                                           -------------------------------------------------
                                                     1999                     1998
                                           ------------------------  -----------------------
                                                          No. of                    No. of
                                             Balance       Loans       Balance       Loans
                                           -----------  -----------  -----------  ----------
                                                         (Dollars in thousands)
Balance at beginning of period, net.....   $ 1,026,511        8,100  $ 1,434,176      12,980
Acquisitions(1).........................       571,324        4,121      849,779       5,743
Resolutions and repayments (2)..........      (176,497)        (856)    (461,697)     (1,658)
Loans transferred to real estate owned..      (159,149)      (1,787)    (253,295)     (2,335)
Sales(3)................................      (304,101)      (3,216)    (558,317)     (7,690)
Decrease in discount....................        15,304           --       81,547          --
Decrease in allowance...................         1,080           --        2,398          --
                                           -----------  -----------  -----------  ----------
Balance at end of period, net...........   $   974,472        6,362  $ 1,094,591       7,040
                                           ===========  ===========  ===========  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================

(1) During the nine months ended September 30, 1999, acquisitions consisted primarily of $335.8 million of single family residential loans, $75.3 million of multi-family residential loans, $147.3 million of commercial real estate loans and $12.9 million of other loans. For the nine months ended September 30, 1998, acquisitions consisted primarily of $422.4 million of single family residential loans, $169.1 million of multi-family residential loans and $258.2 million of commercial real estate loans.

(2) Resolutions and repayments consists of loans which were resolved in a manner which resulted in partial or full repayment of the loan to the Company, as well as principal payments on loans which have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans which have not been resolved.

(3) Included in sales for the nine months ended September 30, 1999 is the securitization of 3,137 discount single family residential mortgage loans with an aggregate unpaid principal balance of $227.3 million. Included in sales for the nine months ended September 30, 1998 is the securitization of 7,638 discount single family residential mortgage loans with an aggregate unpaid principal balance of $498.8 million.

         The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated.

                                                           September 30, 1999          December 31, 1998
                                                         -----------------------     ----------------------
                                                         Principal       % of        Principal       % of
                                                           Amount        Loans         Amount        Loans
                                                         -----------   ---------     ----------     -------
                                                                       (Dollars in thousands)
     Loans without Forbearance Agreements:
        Current.......................................   $   642,615       52.16%    $  578,269       44.47%
        Past due 31 to 89 days........................        16,787        1.36         35,555        2.73
        Past due 90 days or more......................       442,623       35.93        509,838       39.21
        Acquired and servicing not yet transferred....        32,448        2.63         57,048        4.39
                                                         -----------   ---------     ----------     -------
          Subtotal....................................     1,134,473       92.08      1,180,710       90.80
                                                         -----------   ---------     ----------     -------

     Loans with Forbearance Agreements:
        Current.......................................         4,415        0.36          1,180        0.09
        Past due 31 to 89 days........................         2,420        0.20          4,046        0.31
        Past due 90 days or more (1)..................        90,695        7.36        114,490        8.80
                                                         -----------   ---------     ----------     -------
          Subtotal....................................        97,530        7.92        119,716        9.20
                                                         -----------   ---------     ----------     -------

     Total............................................   $ 1,232,003      100.00%    $1,300,426      100.00%
                                                         ===========   =========     ==========     =======

(1) Includes $90.1 million of loans which were less than 90 days past due under the terms of the forbearance agreements at September 30, 1999, of which $83.3 million were current and $6.8 million were past due 31 to 89 days. Includes $110.1 million of loans which were less than 90 days past due under the terms of the forbearance agreements at December 31, 1998, of which $77.9 million were current and $32.2 million were past due 31 to 89 days.

         For discussion and analysis regarding the allowance for loan losses on discount loans, see "Changes in Financial Condition - Allowance for Losses" below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================

         LOAN PORTFOLIO. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                September 30,     December 31,
                                                    1999              1998
                                                ------------      ------------
                                                    (Dollars in thousands)
Single family residential loans..............   $      1,863      $     30,361
Multi-family residential loans:
   Permanent.................................         28,121            53,311
   Construction..............................         12,716            22,288
                                                ------------      ------------
                                                      40,837            75,599
                                                ------------      ------------
Commercial real estate and land loans:
   Hotel:
     Permanent...............................         20,524            29,735
     Construction............................             --             6,896
   Office buildings..........................         70,661            93,068
   Land......................................          1,788             2,266
   Other.....................................             --             6,762
                                                ------------      ------------
     Total...................................         92,973           138,727
                                                ------------      ------------
Consumer.....................................             85               132
                                                ------------      ------------
     Total loans.............................        135,758           244,819
Undisbursed loan funds.......................         (2,140)           (7,100)
Unaccreted discount..........................         (1,101)           (2,480)
Allowance for loan losses....................         (5,491)           (4,927)
                                                ------------      ------------
     Loans, net..............................   $    127,026      $    230,312
                                                ============      ============

         The loan portfolio is secured by mortgages on properties geographically located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loan portfolio were located at September 30, 1999.

                            Single-family Multi-family  Commercial
                             Residential   Residential  Real Estate   Consumer     Total
                             ----------   ------------  -----------  ----------  ----------
                                               (Dollars in thousands)
New York..................   $      158   $      4,237  $    22,368  $       33  $   26,796
Florida...................           --             --       14,206          --      14,206
California................           21          9,030        5,090          --      14,141
Massachusetts.............           66             --       12,865          --      12,931
Virginia..................           --             --        9,718          --       9,718
Other (1).................        1,618         27,570       28,726          52      57,966
                             ----------   ------------  -----------  ----------  ----------
Total.....................   $    1,863   $     40,837  $    92,973  $       85  $  135,758
                             ==========   ============  ===========  ==========  ==========

(1) Consists of properties located in 19 other states, none of which aggregated over $7.9 million in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================

The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated.

                                                             Three Months               Nine Months
                                                        ----------------------    ----------------------
For the periods ended September 30,                       1999         1998         1999         1998
-----------------------------------------------------   ---------    ---------    ---------    ---------
                                                                    (Dollars in thousands)
Balance at beginning of period.......................   $ 146,255    $ 296,361    $ 244,819    $ 294,925
Originations:
   Multi-family residential loans....................          --        7,950        4,225       30,221
   Commercial real estate loans......................          --       43,336       11,500      103,266
                                                        ---------    ---------    ---------    ---------
     Total loans originated..........................          --       51,286       15,725      133,487
                                                        ---------    ---------    ---------    ---------
Sales (1)............................................      (1,063)          --      (26,549)          --
Principal repayments, net of capitalized interest....      (9,434)    (107,993)     (95,665)    (188,758)
Loans and transfer to real estate owned..............          --           --       (2,572)          --
                                                        ---------    ---------    ---------    ---------
     Net increase (decrease) in loans................     (10,497)     (56,707)    (109,061)     (55,271)
                                                        ---------    ---------    ---------    ---------
Balance at end of period (2).........................   $ 135,758    $ 239,654    $ 135,758    $ 239,654
                                                        =========    =========    =========    =========

(1) Included in sales for the nine months ended September 30, 1999 is the securitization of 392 single family residential mortgage loans with an aggregate unpaid principal balance of $25.2 million.

(2) The decline in the balance of the gross loan portfolio at September 30, 1999, as compared to September 30, 1998, is primarily due to repayments of commercial real estate loans (hotels and office buildings) and multifamily residential loans, as well as the sale of single family residential loans (see Note (1) above). As of June 30, 1999, the Company ceased origination of multi-family and commercial real estate loans.

         The following table presents a summary of the Company's non-performing loans (loans which are past due 90 days or more) in the loan portfolio and significant ratios at the dates indicated:
                                                 September 30,     December 31,
                                                     1999              1998
                                                  -----------      -----------
                                                    (Dollars in thousands)
Nonperforming loans (1):
   Single family residential loans..............  $       288      $     1,169
   Multi-family residential loans...............        9,488            7,392
   Commercial real estate and other.............       22,597              488
                                                  -----------      -----------
                                                  $    32,373      $     9,049
                                                  ===========      ===========
Nonperforming loans as a percentage of:
   Total loans (2)..............................        24.43%            3.85%
   Total assets.................................         1.16%            0.27%

Allowance for loan losses as a percentage of:
   Total loans (2)..............................         4.14%            2.09%
   Nonperforming loans..........................        16.96%           54.46%

(1) The Company did not have any loans which were accruing interest and were past due 90 days or more at the dates indicated.

(2) Total loans are net of undisbursed loan proceeds and unaccreted discount.

         ALLOWANCES FOR LOSSES. The Company uses an internal asset review system to identify problem assets. The Company's determination of the level and the allocation of the allowance for loan losses and, correspondingly, the provisions for such losses, is based on various judgments, assumptions and projections regarding a number of factors, including, but not limited to, asset risk classifications, current and forecasted economic and market conditions, loan portfolio composition, historical loan loss experience and industry experience. The allowance for loan losses is adjusted monthly to reflect management's current assessment of the effect of these factors on estimated inherent loan

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================

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

         The following table sets forth the allocation of the Company's allowance for loan losses at the dates indicated by loan category and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                                   September 30, 1999                           December 31, 1998
                                     ---------------------------------------------  -------------------------------------------
                                                              Gross                                          Gross
                                                              Loan                                            Loan
                                     Allowance   Percent     Balance      Percent   Allowance   Percent      Balance    Percent
                                     ---------  ---------   ----------  ----------  ---------  ---------   ----------- --------
                                                                           (Dollars in thousands)
Loan portfolio:
   Single family................     $      25        0.4%   $   1,863         1.3%  $    215        4.3%  $    30,361     12.4%
   Multi-family.................         2,023       36.9       40,837        30.1      2,714       55.1        75,599     30.9
   Commercial real estate.......         3,443       62.7       92,973        68.5      1,999       40.6       138,727     56.7
   Consumer.....................            --         --           85         0.1         --         --           132       --
                                     ---------  ---------   ----------  ----------   --------  ---------   ----------- --------
                                     $   5,491      100.0%  $  135,758       100.0%  $  4,928      100.0%  $   244,819    100.0%
                                     =========  =========   ==========  ==========   ========  =========   =========== ========
Discount loan portfolio:
   Single family................     $  10,794       53.1%  $  495,382        40.2%  $ 10,307       48.2%  $   597,100     45.9%
   Multi-family.................         2,747       13.5      250,821        20.4      2,457       11.5       244,172     18.8
   Commercial real estate.......         5,957       29.3      465,931        37.8      8,607       40.2       449,010     34.5
   Other........................           824        4.1       19,869         1.6         31        0.1        10,144      0.8
                                     ---------  ---------   ----------  ----------   --------  ---------   ----------- --------
                                     $  20,322      100.0%  $1,232,003       100.0%  $ 21,402      100.0%  $ 1,300,426    100.0%
                                     =========  =========   ==========  ==========   ========  =========   =========== ========

         The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

         The following table summarizes activity in the allowance for loan losses related to the Company's loan portfolio and discount loan portfolio during the nine months ended September 30, 1999.

                                         Balance                                              Balance
                                       December 31,                                        September 30,
                                           1998      Provision   Charge-offs   Recoveries       1999
                                       ------------ -----------  -----------   ----------  -------------
Loan portfolio:
   Single family...................     $      215  $      (183)  $       (7)  $       --    $       25
   Multi-family....................          2,714         (691)          --           --         2,023
   Commercial real estate..........          1,999        1,444           --           --         3,443
   Consumer........................             --           --           --           --             0
                                        ----------  -----------   ----------   ----------    ----------
                                        $    4,928  $       570   $       (7)  $       --    $    5,491
                                        ==========  ===========   ==========   ==========    ==========
Discount loans:
   Single family...................     $   10,307  $     3,264   $   (3,103)  $      326    $   10,794
   Multi-family....................          2,457          791         (501)          --         2,747
   Commercial......................          8,607         (262)      (2,388)          --         5,957
   Other...........................             31          825          (32)          --           824
                                        ----------  -----------   ----------   ----------    ----------
                                        $   21,402  $     4,618   $   (6,024)  $      326    $   20,322
                                        ==========  ===========   ==========   ==========    ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================


         INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS. In 1993, the Company commenced a program to invest in multi-family residential projects which have been allocated low income housing tax credits under Section 42 of the Internal Revenue Code by a state tax credit allocating agency.

         The carrying value of the Company's investments in low-income housing tax credit interests are as follows at the dates indicated.

                                                                                   September 30,     December 31,
                                                                                       1999              1998
                                                                                   -------------     ------------
                                                                                       (Dollars in thousands)
Investments solely as a limited partner made prior to May 18, 1995..............    $    17,929      $    19,607
Investments solely as a limited partner made on or after May 18, 1995...........         72,642           56,299
Investments both as a limited and, through subsidiaries, as a general partner...         71,205           68,258
                                                                                    -----------      -----------
                                                                                    $   161,776      $   144,164
                                                                                    ===========      ===========

         Investments by the Company in low-income housing tax credit interests made on or after May 18, 1995, in which the Company invests solely as a limited partner, are accounted for using the equity method in accordance with the consensus of the Emerging Issues Task Force as recorded in Issue Number 94-1. Limited partnership investments made prior to May 18, 1995, are accounted for under the effective yield method as a reduction of income tax expense. Low-income housing tax credit partnerships in which the Company invests both as a limited and, through a subsidiary, as general partner are presented on a consolidated basis. During the third quarter of 1999, the Company completed the sale of its investment in eight low-income housing tax credit projects which had a carrying value of $25.7 million for a gain of $5.5 million.

         INVESTMENT IN UNCONSOLIDATED ENTITIES. The Company's investments in unconsolidated entities was comprised of the following at the dates indicated.

                           Ownership                 Carrying Value
                     --------------------  ------------------------------------
Entity               Shares/Units     %    September 30, 1999 December 31, 1998
------------------   ------------  ------  ------------------ -----------------
                                   (Dollars in thousands)
OAC...............    1,540,000      8.12%    $    14,459         $   16,268
OPLP..............    1,808,733      8.71%         21,389             22,820
Kensington........      549,993     35.93%         39,923             46,586
Other.............      various    various            636              1,219
                                              -----------         ----------
                                              $    76,407         $   86,893
                                              ===========         ==========

         Other consists primarily of the Company's joint venture investment, which represents a 10% interest in BCFL, a limited liability company formed by the Bank and BlackRock in January 1997 to acquire discount multi-family residential loans from HUD.

         For the nine months ended September 30, 1999, the Company recorded equity in the losses of its investments in OAC and OPLP of $1.8 million and $1.8 million, respectively. At September 30, 1999 and December 31, 1998, the Company's investment in OAC stock was pledged as collateral on obligations outstanding under a line of credit.

         The Company's investment in Kensington includes the excess of the purchase price over the net investment in the amount of $32.7 million
((pound)19.8 million) at September 30, 1999, as compared to $34.5 million ((pound)20.9 million) at December 31, 1998. For the nine months ended September 30, 1999, the Company recorded equity in the losses of its investment in Kensington of $6.1 million.
See Note 3 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         See  "Results  of   Operations-Equity   in  Losses  of   Investment  in
Unconsolidated Entities."

         REAL ESTATE OWNED. Properties acquired through foreclosure are valued at the lower of the adjusted cost basis of the loan or fair value less estimated costs of disposal of the property at the date of foreclosure. Properties included in the Company's real estate owned are periodically re-evaluated to determine that they are being carried at the lower of cost or fair value less

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================


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

         The following table sets forth certain information relating to the Company's real estate owned at the dates indicated:

                                                   September 30,    December 31,
                                                       1999             1998
                                                   -------------    ------------
                                                      (Dollars in thousands)
         Discount loan portfolio:
            Single family residential...........   $      75,037    $     94,641
            Multi-family residential............           2,463          20,130
             Commercial real estate.............          93,876          82,591
                                                   -------------    ------------
              Total.............................         171,376         197,362
         Loan portfolio.........................           2,666             227
         Loans available for sale portfolio.....           4,307           3,962
                                                   -------------    ------------
                                                   $     178,349    $    201,551
                                                   =============    ============

         The following table sets forth the activity in the valuation allowance on real estate owned for the periods indicated.

                                                       Three Months                  Nine Months
                                               ---------------------------   -------------------------
For the periods ended September 30,                1999           1998          1999          1998
--------------------------------------------   ------------   ------------   -----------   -----------
                                                                 (Dollars in thousands)
Balance at beginning of period (1)..........   $     17,260   $     11,204   $    15,325   $    12,346
Provision for loss in fair value............          6,494          6,682        21,334        12,561
Charge-offs and sales.......................         (5,374)        (3,620)      (18,279)      (10,641)
                                               ------------   ------------   -----------   -----------
Balance at end of period (1)................   $     18,380   $     14,266   $    18,380   $    14,266
                                               ============   ============   ===========   ===========

(1) The valuation allowance as a percentage of total real estate owned was 9.34% at September 30, 1999 as compared to 7.07% at December 31, 1998, and 7.75% at September 30, 1998.

         The following tables set forth the activity in real estate owned during the periods indicated.

                                                   Three months ended September 30,
                                         -------------------------------------------------
                                                  1999                      1998
                                         -----------------------   -----------------------
                                                        No. of                    No. of
                                          Amount      Properties    Amount      Properties
                                         ---------    ----------   ---------    ----------
                                                      (Dollars in thousands)
Balance at beginning of period .......   $ 183,162        1,866    $ 151,607        1,647
Properties acquired through
  foreclosure or deed-in-lieu thereof:
     Discount loans ..................      50,987          617      104,088        1,012
     Loans available for sale ........       3,100           38        2,413           30
     Less discount transferred .......     (17,027)          --      (29,955)          --
                                         ---------    ---------    ---------    ---------
                                            37,060          655       76,546        1,042
                                         ---------    ---------    ---------    ---------
Acquired in connection with
   acquisitions of discount loans ....       6,358           93        3,798           52
Sales ................................     (47,111)        (920)     (59,169)        (729)
Increase in allowance ................      (1,120)          --       (3,062)          --
                                         ---------    ---------    ---------    ---------
Balance at end of period .............   $ 178,349        1,694    $ 169,720        2,012
                                         =========    =========    =========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================

                                                    Nine months ended September 30,
                                         ------------------------------------------------
                                                  1999                       1998
                                         -----------------------   -----------------------
                                                        No. of                     No. of
                                          Amount      Properties     Amount     Properties
                                         ---------    ----------   ---------    ----------
                                                      (Dollars in thousands)
Balance at beginning of period .......   $ 201,551        1,999    $ 167,265        1,505
Properties acquired through
  foreclosure or deed-in-lieu thereof:
     Discount loans ..................     159,149        1,787      253,295        2,335
     Loans available for sale ........      10,201          129        5,156           50
     Loan portfolio ..................       2,572            4                        --
     Less discount transferred .......     (51,330)          --      (75,877)
                                         ---------    ---------    ---------    ---------
                                           120,592        1,920      182,574        2,385
                                         ---------    ---------    ---------    ---------
Acquired in connection with
   acquisitions of discount loans ....      37,848          668       14,850          240
Sales ................................    (178,587)      (2,893)    (193,049)      (2,118)
Increase in allowance ................      (3,055)          --       (1,920)          --
                                         ---------    ---------    ---------    ---------
Balance at end of period .............   $ 178,349        1,694    $ 169,720        2,012
                                         =========    =========    =========    =========

         The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated.

                                         September 30, 1999          December 31, 1998
                                      ------------------------    -----------------------
                                         Amount          %           Amount          %
                                      ------------   ---------    ------------    -------
                                                     (Dollars in thousands)
One to two months.................    $     30,306        17.0%   $     38,444       19.1%
Three to four months..............          16,887         9.4          79,264       39.3
Five to six months................          10,086         5.7          27,115       13.4
Seven to twelve months............          82,419        46.2          26,122       13.0
Over twelve months................          38,651        21.7          30,606       15.2
                                      ------------   ---------    ------------    -------
                                      $    178,349       100.0%   $    201,551      100.0%
                                      ============   =========    ============  =========

         The following table sets forth certain geographical information by type of property at September 30, 1999 related to the Company's real estate owned.

                                                        Multi-family Residential
                              Single family Residential      and Commercial               Total
                              ------------------------- ------------------------ -----------------------
                                             No. of                    No. of                   No. of
                                  Amount    Properties    Amount     Properties    Amount     Properties
                                ----------  ----------  -----------  ----------  -----------  ----------
                                                        (Dollars in thousands)
Florida..................       $    4,987          94  $    49,836          11  $    54,823         105
California...............           14,811         263        6,728           6       21,539         269
Connecticut..............            4,785          82       12,908           2       17,693          84
Georgia..................            2,263          30       14,571           2       16,834          32
Pennsylvania.............            4,760         141        3,366           5        8,126         146
Other (1)................           48,536       1,032       10,798          26       59,334       1,058
                                ----------  ----------  -----------  ----------  -----------  ----------
   Total.................       $   80,142       1,642  $    98,207          52  $   178,349       1,694
                                ==========  ==========  ===========  ==========  ===========  ==========

(1) Consists of properties located in 45 other states, none of which aggregated over $6.6 million in any one state.

         DEPOSITS. Deposits decreased $398.4 million or 18% from December 31, 1998. The decrease in deposits during the nine months ended September 30, 1999 was primarily the result of a $252.6 million decrease in brokered deposits obtained through national investment banking firms which solicit deposits from their customers, a $103.4 million decrease in deposits obtained through direct

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================


solicitation and marketing efforts to regional and local investment banking firms, institutional investors and high net worth individuals and a $40.7 million decrease in escrow deposits. Brokered deposits obtained through national investment banking firms amounted to $1.23 billion at September 30, 1999, as compared to $1.48 billion at December 31,1998. Deposits obtained through direct solicitation and marketing amounted to $274.0 million at September 30, 1999, as compared to $377.4 million at December 31, 1998. At September 30, 1999, the Company had $156.9 million of certificates of deposit in amounts of $100,000 or more, including $77.5 million of deposits of states and political subdivisions in the U.S. which are secured or collateralized as required under state law. See "- Liquidity, Commitments and Off-Balance Sheet Risks" below.

         NOTES, DEBENTURES AND OTHER INTEREST-BEARING OBLIGATIONS. Notes and debentures outstanding at the dates indicated, mature as follows.

                                                      September 30, December 31,
                                                          1999         1998
                                                      ------------- ------------
2003:
11.875% Notes due October 1........................... $   125,000  $   125,000
2004:
Loan payable due May 24 (LIBOR plus 150 basis points).       6,396           --
2005:
12% Subordinated Debentures due June 15...............      90,560      100,000
                                                       -----------  -----------
                                                       $   221,956  $   225,000
                                                       ===========  ===========

(1) On February 9, 1999, the Company repurchased $2.0 million of its 12% Subordinated Debentures at par. On September 29, 1999, the Company repurchased $7.4 million of its 12% Subordinated Debentures at below par, resulting in an extraordinary gain of $0.4 million ($0.3 million net of taxes).

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit amounted to $49.8 million at September 30, 1999, a decrease of $129.4 million from December 31, 1998. The decrease is primarily the result of the sale of Ocwen UK and shutdown of operations at OFS. Lines of credit have been utilized primarily to finance subprime lending.


         The Company's lines of credit obtained through its subsidiaries are summarized as follows:

                   Balance
                Outstanding at    Amount of       Committed    Maturity
   Entity          9/30/99        Facility          Amount       Date             Interest Rate
--------------- --------------  -------------    -----------   ---------   -----------------------------
                                           (Dollars in thousands)
OFS (1)........   $   5,470     $     200,000    $   100,000   July 2001   LIBOR + 75  basis points
                     11,303           115,000        100,000    May 2000   LIBOR + 95 - 150 basis points
                     21,287            50,000         50,000    May 2000   LIBOR + 137.5 basis points
                      9,186            25,000             --    May 2000   LIBOR + 175 basis points

IMI (2) .......       2,603     Lesser of $15,000        N/A         N/A   LIBOR + 150 basis points
                  ---------     or 60% of market
                                value of
                                collateral

Total .........   $  49,849
                  =========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.
================================================================================

                      Balance
                   Outstanding at   Amount of         Committed            Maturity
   Entity             12/31/98       Facility           Amount                Date             Interest Rate
---------------    --------------  -------------     -------------        --------------  -------------------------
                                                   (Dollars in thousands)
OFS (1)........     $    8,321     $     200,000     $     100,000        July 2001       LIBOR + 75  basis points
                            --           100,000                --        March 1999      LIBOR + 75 basis points
                         9,757           185,000           100,000        April 1999      LIBOR + 60 basis points
                        30,666            50,000            50,000        May 1999        LIBOR + 112 basis points
                         2,276            20,000                --        month to month  LIBOR + 250 basis points
                         8,472            15,000                --        April 1999      LIBOR + 150 basis points

IMI (2) .......          2,477     Lesser of                   N/A        N/A             LIBOR + 150 basis points
                                   $15,000 or 60%
                                   of market value
                                   of collateral

Ocwen UK (1)...         92,753           160,818            68,065        April 1999      LIBOR + 87.5  basis points
                        24,563           124,478            99,914        November 1999   LIBOR + 80 basis points
                    ----------

Total .........     $  179,285
                    ==========

(1) These lines are used to fund subprime mortgage loan originations and are generally advanced at a rate of 80% to 90% of the principal balance of the mortgage loan and are secured by such mortgage loans.

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

         For the three and nine months ended September 30, 1998 and 1999, the Company recorded $3.4 million and $10.2 million, respectively, of distributions to holders of the Capital Securities. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         STOCKHOLDERS' EQUITY. Stockholders' equity increased $1.0 million during the nine months ended September 30, 1999. The increase in stockholders' equity during this period was primarily attributable to $18.6 million of net income and a $0.8 million decline in unrealized foreign currency translation loss, offset by a $13.1 million decrease in unrealized gains on securities available for sale and $5.3 million of repurchases of common stock. Through September 30, 1999, the Company had repurchased 690,800 shares of its common stock. See the Consolidated Statements of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements included in Item 1 hereof.

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

         Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment, loan acquisition and lending activities and for other general business purposes. The primary sources of funds for liquidity

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================


consist of deposits, FHLB advances, reverse repurchase agreements, lines of credit and maturities and principal payments on loans and securities and proceeds from sales thereof.

         Sources of liquidity include certificates of deposit obtained primarily from wholesale sources. At September 30, 1999, the Company had $1.57 billion of certificates of deposit, including $1.23 billion of brokered certificates deposit obtained through national investment banking firms, all of which are non-cancelable. At the same date scheduled maturities of certificates of deposit during the 12 months ending September 30, 2000 and 2001 and thereafter, amounted to $737.3 million, $377.0 million and $457.2 million, respectively. Brokered and other wholesale deposits generally are more responsive to changes in interest rates than core deposits and, thus, are more likely to be withdrawn from the Company upon maturity as changes in interest rates and other factors are perceived by investors to make other investments more attractive. Management of the Company believes that it can adjust the rates paid on certificates of deposit to retain deposits in changing interest rate environments, and that brokered and other wholesale deposits can be both a relatively cost-effective and stable source of funds. There can be no assurance that this will continue to be the case in the future, however.

         Sources of borrowings include FHLB advances, which are required to be secured by single family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. At September 30, 1999, the Company was eligible to borrow up to an aggregate of $565.4 million from the FHLB of New York (subject to the availability of acceptable collateral) and had $10.7 million of residential loans and $54.5 million of short duration CMO's (all of which were held by the Bank) pledged as security for any such advances. At September 30, 1999 the Company had contractual relationships with 12 brokerage firms and the FHLB of New York pursuant to which it could obtain funds from reverse repurchase agreements. At September 30, 1999, the Company had unrestricted cash and equivalents of $218.8 million (including $72.8 million held at the Bank), $381.8 million of short duration CMOs (all of which were held by the Bank), and $55.9 million of subordinate and residual mortgage- backed securities that could be used to secure additional borrowings.

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

         The Company's operating activities used cash flows of $188.5 million and provided cash flows of $272.1 million during the nine months ended September 30, 1999 and 1998, respectively. During the foregoing periods, cash flows from operating activities were provided primarily by proceeds from sales of loans available for sale, and cash resources were used primarily to purchase and originate loans available for sale.

         The Company's investing activities provided cash flows totaling $178.8 million and used cash flows totaling $423.6 million during the nine months ended September 30, 1999 and 1998, respectively. During the foregoing periods, cash flows from investing activities were provided primarily from the sale of Ocwen UK (for $122.1 million cash) on September 30, 1999, principal payments on and sales of discount loans and loans held for investment, maturities and principal payments on securities available for sale and proceeds from sales of real estate owned. Cash flows from investing activities were primarily utilized to acquire subsidiaries, to purchase and originate discount loans and loans held for investment and purchase securities available for sale.

         The Company's financing activities used cash flows of $179.0 million and provided cash flows totaling $257.1 million during the nine months ended September 30, 1999 and 1998, respectively. During the foregoing periods cash flows attributed to financing activities related primarily to the issuance of obligations under lines of credit, as well as changes in deposits and securities sold under agreements to repurchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================

         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet applicable liquidity requirements. The Bank's liquidity, as measured for regulatory purposes, amounted to 9.86% at September 30, 1999.

         The Bank's ability to make capital distributions pursuant to the OTS capital distribution regulations is limited by the regulatory capital levels which it has committed to the OTS it would maintain, commencing on June 30, 1997. As a result of an agreement between the Company and the OTS to dividend subordinate and residual mortgage-related securities resulting from securitization activities conducted by the Bank, the Bank may be limited in its ability to pay cash dividends to the Company. The Bank held no subordinate or residual mortgage-related securities at September 30, 1999. See "Regulatory Capital Requirements". In addition to the foregoing OTS limitations, there are certain contractual restrictions on the Bank's ability to pay dividends as set forth in the indenture governing the Bank's 12% Debentures. See Note 6 to the Interim Consolidated Financial Statements included in Item 1 hereof. Future cash dividends also depend on future operating results of the Bank.

         At September 30, 1999, the Company had $4.9 million of commitments to fund loans secured by multi-family residential buildings. Management of the Company believes that the Company has adequate resources to fund all of its commitments to the extent required and that substantially all of such commitments will be funded during 1999. See Note 7 to the Interim Consolidated Financial Statements included in Item 1 hereof.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
================================================================================

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

         As of September 30, 1999, the Company had expended approximately 113% of budgeted man-hours and incurred costs of approximately $2.1 million, which included approximately $309,000 for Year 2000 testing tools, additional hardware, and outside consulting assistance, while the remainder consisted of labor and overhead expense from within the Company.

         In its systems evaluation and validation efforts, the Company has employed automated testing tools that are designed to assist the Company in testing its software for compliance with guidelines established by the Federal Financial Institution Examination Council ("FFIEC") as required by the OTS. All new application development will include year 2000 readiness validation prior to implementation, followed by such end-to-end testing as may be necessary. During 1999 the Company is focusing on any remaining validation tasks, including remediation and validation of its non-mission critical systems and end-to-end testing with third parties.

         As part of the identification and evaluation phases of the project, the Company documented critical operating functions within each business unit, as well as strategic third-party and vendor relationships. These efforts also serve as the basis of the Company's year 2000 risk assessment and contingency planning efforts. The Company brought in a business continuity expert to prepare contingency plans and assist with the testing and validation of these plans. The business continuity expert reviewed the Company's year 2000 customer disclosure, mission critical systems testing results, critical vendor listings, software and hardware inventories, and disaster recovery plans for critical business units. On the basis of this review, the business continuity expert built a Company intranet business continuity template and database, established roles and responsibilities for key personnel in the business continuity plan, and informed the Company that its year 2000 posture was sound and conformed to FFIEC requirements. The Company plans to conduct simulations of its business continuity plan in November 1999. However, because it is not possible to foresee all of the problems that may arise as a result of year 2000 issues, the Company believes that there can be no assurance that all contingencies have been adequately addressed by the business continuity plan.

         Because the Company has validated the year 2000 readiness of its mission critical systems and has developed business continuity plans to accommodate unforeseen disruptions, the Company believes that its most reasonably likely worst case year 2000 scenarios are characterized by potential failures of non-critical vendor or customer computer systems or end-to-end disruptions involving as yet unidentified, and hence untested, third-party systems and records stored on those systems. The Company could experience disruptions across all business segments as a result of year 2000 systems failures at government agencies, utilities, telecommunications providers, couriers and financial services vendors, among others. Concerning specific Company business functions, data acquired from third parties might contain year 2000 incompatible components, which could impact the timeliness of third-party loan servicing functions such as payment processing or loan resolution. In addition, loans acquired by the Company could experience increased borrower or tenant defaults stemming from year 2000 related business shortfalls, dislocations or delays. Such risks could also impact the value of the Company's portfolio of mortgage-backed securities, as these are dependent upon the underlying pool of mortgage loans. There can be no assurance that such risks, if realized individually or collectively, would not have a material adverse effect on the Company's business, results of operations or financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
================================================================================


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

         INTEREST RATE RISK MANAGEMENT. Under interest rate swap agreements, the parties exchange the difference between fixed-rate and floating-rate interest payments on a specified principal amount (referred to as the "notional amount") for a specified period without the exchange of the underlying principal amount. Interest rate exchange agreements are utilized by the Company to protect against the decrease in value of a fixed-rate asset or the increase in borrowing cost from a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. At and for the nine months ended September 30, 1999, the Company had no outstanding interest rate exchange agreements. Interest rate exchange agreements had the effect of decreasing the Company's net interest income by $31,000 and $100,000 during the three and nine months ended September 30, 1998, respectively.

         The Company also enters into interest rate futures contracts, which are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery. Eurodollar futures contracts have been sold by the Company to hedge the repricing or maturity risk of certain short duration mortgage-related securities, and U.S. Treasury futures contracts have been sold by the Company to offset declines in the market value of its fixed-rate loans and certain fixed-rate mortgage-backed and related securities available for sale in the event of an increasing interest rate environment. The Company had no outstanding interest rate futures and Eurodollar futures contracts outstanding at and for the nine months ended September 30, 1999. Futures contracts had the effect of decreasing the Company's net interest income by $49,000 during the nine months ended September 30, 1998. See Note 5 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         During the nine months ended September 30, 1999, the Company entered into swaption and put option contracts to hedge its interest rate exposure on certain of its investments in low-income housing tax credit interests. Swaption contracts are options to enter into an interest rate swap agreement at a future date at a specific interest rate. A European put option allows the Company to sell a specified quantity of an asset at a specified price at a specific date. See Note 5 to the Interim Consolidated Financial Statement included in Item 1 hereof.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
================================================================================


         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at
September 30, 1999. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, performing discount loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature,
(ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, (iv) fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments, (v) NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies of each such category of deposit by the Company, and (vi) escrow deposits and other non-interest bearing checking accounts, which amounted to $181.6 million at September 30, 1999, are excluded. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                              September 30, 1999
                                                      ---------------------------------------------------------------------
                                                        Within       Four to       More than       Three
                                                        Three         Twelve      One Year to      Years
                                                        Months        Months      Three Years     and Over         Total
                                                      -----------   -----------   -----------    -----------    -----------
                                                                           (Dollars in thousands)
Rate-Sensitive Assets:
   Interest-earning deposits ......................   $   161,991   $        --   $        --    $        --    $   161,991
   Securities available for sale ..................       230,836       186,415        73,213         55,334        545,798
   Loans available for sale (1) ...................        15,247        23,193        11,278         17,111         66,829
   Investment securities, net .....................            --            --            --         10,825         10,825
   Loan portfolio, net (1) ........................        31,071        47,524        32,694         15,737        127,026
   Discount loan portfolio, net ...................        97,559       371,680       287,912        217,321        974,472
                                                      -----------   -----------   -----------    -----------    -----------
     Total rate-sensitive assets ..................       536,704       628,812       405,097        316,328      1,886,941
                                                      -----------   -----------   -----------    -----------    -----------
Rate-Sensitive Liabilities:
   NOW and money market checking deposits .........         6,481         2,405         4,783          8,825         22,494
   Savings deposits ...............................            75           200           396            781          1,452
   Certificates of deposit ........................       263,136       475,994       678,277        153,699      1,571,106
                                                      -----------   -----------   -----------    -----------    -----------
     Total interest-bearing deposits ..............       269,692       478,599       683,456        163,305      1,595,052
   Securities sold under agreements to repurchase..       109,383            --            --             --        109,383
   Obligations outstanding under lines of credit ..        49,849            --            --             --         49,849
   Notes and debentures ...........................         6,396            --            --        215,560        221,956
                                                      -----------   -----------   -----------    -----------    -----------
     Total rate-sensitive liabilities .............       435,320       478,599       683,456        378,865      1,976,240
   Interest rate sensitivity gap before off-balance
     sheet financial instruments ..................       101,384       150,213      (278,359)       (62,537)       (89,299)
Financial Instruments:
   Swaptions and put option contracts .............           144           403            --             --            547
                                                      -----------   -----------   -----------    -----------    -----------
Interest rate sensitivity gap .....................   $   101,528   $   150,616   $  (278,359)   $   (62,537)   $   (88,752)
                                                      ===========   ===========   ===========    ===========    ===========

Cumulative interest rate sensitivity gap ..........   $   101,528   $   252,144   $   (26,215)   $   (88,752)
                                                      ===========   ===========   ===========    ===========
Cumulative interest rate sensitivity gap as a
   percentage of total rate-sensitive assets.......          5.38%        13.36%        (1.39)%        (4.70)%
                                                      ===========   ===========   ===========    ===========

(1)      Balances have not been reduced for non-performing loans.

         Although the interest rate sensitivity gap analysis is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates based solely on that measure. The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets,

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
================================================================================


liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates and hypothetical interest rate scenarios. An institution's NPV Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in that scenario by the present value of the institution's assets in that same scenario. The hypothetical scenarios are represented by immediate, permanent, parallel movements in the term structure of interest rates of plus and minus 100, 200, and 300 basis points from the actual term structure observed at quarter end. The minimum NPV Ratio for each of the seven rate shock scenarios and the corresponding limits approved by the Board of Directors of the Bank, is as follows at September 30, 1999.

            Rate Shock                Board Limits                  Current
        (in basis points)         (minimum NPV Ratios)             NPV Ratios
        -----------------         --------------------             ----------
              +300                         5.00%                      20.30%
              +200                         6.00                       20.41
              +100                         7.00                       20.46
                 0                         8.00                       20.42
              -100                         7.00                       20.35
              -200                         6.00                       20.28
              -300                         5.00                       20.23

The Asset/Liability Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and NPV, and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by the Board of Directors of the Bank. The following table quantifies the potential changes in net interest income and NPV should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. For example, under current market conditions, a 100 basis point decline in the market interest rate is estimated to result in a 200 basis point increase in the prepayment rate of a typical subprime residential loan. Most commercial and multi-family loans are not subject to prepayments as a result of prepayment penalties and contractual terms which prohibit prepayments during specified periods. However, for those commercial and multi-family loans where prepayments are not currently precluded by contract, declines in interest rates are associated with steep increases in prepayment speeds in computing cash flows. A risk premium is then calculated for each asset, which, when added to the interest rate being modeled, results in a matrix of discount rates that are applied to the cash flows computed by the model. The base interest rate scenario assumes interest rates at September 30, 1999. Actual results could differ significantly from those estimated in the table.

                                                Estimated Changes in
       Change in interest Rates          ----------------------------------
     (Rate shock in basis points)        Net Interest                  NPV
     ----------------------------        ------------                 -----
                 +300                        16.96%                   (4.33)%
                 +200                        11.31                    (2.53)
                 +100                         5.65                    (0.99)
                    0                           --                       --
                 -100                        (5.65)                    0.87
                 -200                       (11.31)                    1.70
                 -300                       (16.96)                    2.59

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
================================================================================


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

         The Company entered into a foreign currency swap with a AAA-rated counterparty and sold short foreign currency futures contracts to hedge its equity investment in Kensington. See Note 5 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         Prior to the sale of Ocwen UK, the Company sold short foreign currency futures to hedge its foreign currency exposure related to its equity investment in Ocwen UK. During the first quarter of 1999, the Company increased its derivative hedging instruments to include its foreign currency exposure resulting from the unrealized gain on securities available for sale related to Ocwen UK. The value of the currency futures is based on quoted market prices. See Note 5 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         The Company's net investment hedges (currency futures and swaps) and related foreign currency equity investments and net exposures as of September 30, 1999 and December 31, 1998 were as follows.

                             Equity Investment     Net Hedges      Net Exposure
                             -----------------    -----------      ------------
                                         (Dollars in thousands)
SEPTEMBER 30, 1999:
Ocwen UK (1)...............     $        --       $   111,642      $    111,642
Kensington.................     $    39,923       $    48,208      $      8,285

DECEMBER 31, 1998:
Ocwen UK (1)...............     $    53,436       $    43,828      $     (9,608)
Kensington.................     $    46,586       $    45,093      $     (1,493)

(1) Equity investment in Ocwen UK excludes unrealized gains on securities available for sale. The Company sold its investment in Ocwen UK on September 30, 1999. These currency futures were closed in October 1999.

         The net exposures are subject to gain or loss if foreign currency exchange rates fluctuate.

         Additional information required by this Item appears in Note 5 to the Interim Consolidated Financial Statements included in Item 1 hereof, and is incorporated herein by reference.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
================================================================================

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

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
================================================================================


     (a)      Exhibits.

       3.1         Amended and Restated Articles of Incorporation (1)
       3.2         Amended and Restated Bylaws (2)
       4.0         Form of Certificate of Common Stock (1)
       4.1 Form of Indenture between the Company and Bank One, Columbus, NA as Trustee (1)
       4.2         Form of Note due 2003 (included in Exhibit 4.1) (1)
       4.3         Certificate of Trust of Ocwen Capital Trust I (3)
       4.4         Amended and Restated  Declaration  of Trust of Ocwen  Capital
                   Trust I (3)
       4.5         Form of Capital Security of Ocwen Capital Trust I (4)
       4.6 Form of Indenture relating to 10 7/8% Junior Subordinated Debentures due 2027 of the Company (3)
       4.7 Form of 10 7/8% Junior Subordinated Debentures due 2027 of the Company (4)
       4.8 Form of Guarantee of the Company relating to the Capital Securities of Ocwen Capital Trust I (3)
       4.9 Form of Indenture between the Company and The Bank of New York as Trustee (5)
       4.10        Form of Subordinated Debentures due 2005 (5)
       10.1 Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, as amended (6)
       10.2        Annual Incentive Plan (1)
       10.3 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (7)
       10.4        Ocwen Financial Corporation 1998 Annual Incentive Plan (7)
       10.5        Ocwen Financial Corporation Long-Term Incentive Plan (7)
       10.6 Loan Facility Agreement dated April 23, 1999 between Ocwen Limited, National Westminster Bank plc, and Ocwen Financial Corporation (8)
       10.7 Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (9)
       27.1 Financial Data Schedule-For the three months ended September 30, 1999 (filed herewith)
       99.1        Risk factors (8)

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

(8) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(9) Incorporated by reference to the similarly described exhibit included with the Registrant's current report on Form 8-K filed with the Commission on July 26, 1999.

Item 6.  Exhibits and Reports on Form 8-K.
================================================================================


(b)      Reports on Form 8-K, filed during the quarter ended September 30, 1999.

            (1) A Form 8-K was filed by the Company on July 26, 1999 which contained a news release announcing the signing of a definitive agreement with Ocwen Asset Investment Corp ("OAC") that contemplates that OAC would merge with an indirect subsidiary of the Company. The Form 8-K also contained the Agreement of Merger dated July 25, 1999 among the Company, Ocwen Acquisition Company and OAC.

            (2) A Form 8-K was filed by the Company on August 12, 1999 which contained a news release announcing its financial results for the second quarter of 1999.

            (3) A Form 8-K was filed by the Company on August 19, 1999 which contained a news release announcing the setting of the record and meeting dates of shareholders relating to the proposed acquisition of OAC by the Company.

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




Date: November 15, 1999