Form 10-K
period 1999-12-31
OCWEN FINANCIAL CORP
filed 2000-03-30
CIK 873860

===============================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from: ___________________to________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Common Stock, $.01 par value, held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the NYSE as of the close of business on March 09, 2000: $232,380,138 (for purposes of this calculation affiliates include only directors and executive officers of the registrant).

Number of shares of Common Stock, $.01 par value, outstanding as of March 9, 2000: 67,733,475 shares

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareholders for fiscal year ended December 31, 1999 are incorporated by reference into Part I, Items 1 and 3, and Part II, Items 5-8, and portions of the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held on May 16, 2000, and as filed with the Commission on or about March 30, 2000, are incorporated by reference into Part III, Items 10-13.

================================================================================

                           OCWEN FINANCIAL CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1. Business............................................................  5
        General.............................................................  5
        Segments............................................................  5
          Discount Loans....................................................  5
          Domestic Residential Mortgage Loan Servicing......................  6
          Investments in Low-Income Housing Tax Credit Interests............  7
          Commercial Real Estate Lending....................................  7
          UK Operations.....................................................  9
          OTX............................................................... 10
          Domestic Subprime Single Family Residential Lending............... 10
          Investment Securities............................................. 11
          OAC............................................................... 11
          Unsecured Collections............................................. 12
          Corporate Items and Other......................................... 12
        Sources of Funds.................................................... 12
        Risk Factors........................................................ 13
        Competition......................................................... 13
        Employees........................................................... 13
        Regulation.......................................................... 14
          The Company....................................................... 14
          The Bank.......................................................... 15
        Federal Taxation.................................................... 20
        State Taxation...................................................... 21

Item 2. Properties.......................................................... 22

Item 3. Legal Proceedings................................................... 22

Item 4. Submission of Matters to a Vote of Security Holders................. 23

                                 PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters................................................. 23

Item 6. Selected Consolidated Financial Data................................ 23

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................. 23

Item 7A.Quantitative and Qualitative Disclosures About
        Market Risk......................................................... 23

Item 8. Financial Statements and Supplementary Data......................... 23

                           OCWEN FINANCIAL CORPORATION
                          1999 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                            PAGE

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 24

                                    PART III

Item 10. Directors and Executive Officers of Registrant...................... 24

Item 11. Executive Compensation.............................................. 24

Item 12. Security Ownership of Certain Beneficial Owners
           and Management.................................................... 23

Item 13. Certain Relationships and Related Transactions...................... 24

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K....................................................... 25

       Signatures............................................................ 27


FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT, AND CERTAIN STATEMENTS CONTAINED IN FUTURE FILINGS BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION"), IN THE COMPANY'S PRESS RELEASES OR IN THE COMPANY'S OTHER PUBLIC OR SHAREHOLDER COMMUNICATIONS MAY NOT BE, BASED ON HISTORICAL FACTS AND ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS, WHICH ARE BASED ON VARIOUS ASSUMPTIONS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL), MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "ANTICIPATE," "BELIEVE," "COMMITMENT," "CONSIDER," "CONTINUE," "COULD," "ENCOURAGE," "ESTIMATE," "EXPECT," "FORESEE," "INTEND," "IN THE EVENT OF," "MAY," "PLAN," "PRESENT," "PROPOSE," "PROSPECT," "UPDATE," "WHETHER," "WILL," "WOULD," FUTURE OR CONDITIONAL VERB TENSES, SIMILAR TERMS, VARIATIONS ON SUCH TERMS OR NEGATIVES OF SUCH TERMS. ALTHOUGH THE COMPANY BELIEVES THE ANTICIPATED RESULTS OR OTHER EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCE THAT THOSE RESULTS OR EXPECTATIONS WILL BE ATTAINED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH STATEMENTS DUE TO RISKS, UNCERTAINTIES AND CHANGES WITH RESPECT TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, INTERNATIONAL, NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), GOVERNMENT FISCAL AND MONETARY POLICIES (PARTICULARLY IN THE MARKET AREAS WHERE THE COMPANY OPERATES), PREVAILING INTEREST OR CURRENCY EXCHANGE RATES, EFFECTIVENESS OF INTEREST RATE, CURRENCY AND OTHER HEDGING STRATEGIES, LAWS AND REGULATIONS AFFECTING FINANCIAL INSTITUTIONS, INVESTMENT COMPANIES AND REAL ESTATE (INCLUDING REGULATORY FEES, CAPITAL REQUIREMENTS, ACCESS FOR DISABLED PERSONS AND ENVIRONMENTAL COMPLIANCE), UNCERTAINTY OF FOREIGN LAWS, COMPETITIVE PRODUCTS, PRICING AND CONDITIONS (INCLUDING FROM COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN THE COMPANY), CREDIT, PREPAYMENT, BASIS, DEFAULT, SUBORDINATION AND ASSET/LIABILITY RISKS, LOAN SERVICING EFFECTIVENESS, ABILITY TO IDENTIFY ACQUISITIONS AND INVESTMENT OPPORTUNITIES MEETING THE COMPANY'S INVESTMENT STRATEGY, THE COURSE OF NEGOTIATIONS AND THE ABILITY TO REACH AGREEMENT WITH RESPECT TO THE MATERIAL TERMS OF ANY PARTICULAR TRANSACTION, SATISFACTORY DUE DILIGENCE RESULTS, SATISFACTION OR FULFILLMENT OF AGREED UPON TERMS AND CONDITIONS OF CLOSING OR PERFORMANCE, THE TIMING OF TRANSACTION CLOSINGS, SOFTWARE INTEGRATION, DEVELOPMENT AND LICENSING, AVAILABILITY OF AND COSTS ASSOCIATED WITH OBTAINING ADEQUATE AND TIMELY SOURCES OF LIQUIDITY, ABILITY TO REPAY OR REFINANCE INDEBTEDNESS (AT MATURITY OR UPON ACCELERATION), TO MEET COLLATERAL CALLS BY LENDERS (UPON RE-VALUATION OF THE UNDERLYING ASSETS OR OTHERWISE), TO GENERATE REVENUES SUFFICIENT TO MEET DEBT SERVICE PAYMENTS AND OTHER OPERATING EXPENSES, AVAILABILITY OF DISCOUNT LOANS FOR PURCHASE, SIZE OF, NATURE OF AND YIELDS AVAILABLE WITH RESPECT TO THE SECONDARY MARKET FOR MORTGAGE LOANS, FINANCIAL, SECURITIES AND SECURITIZATION MARKETS IN GENERAL, ALLOWANCES FOR LOAN LOSSES, CHANGES IN REAL ESTATE CONDITIONS (INCLUDING LIQUIDITY, VALUATION, REVENUES, RENTAL RATES, OCCUPANCY LEVELS AND COMPETING PROPERTIES), ADEQUACY OF INSURANCE COVERAGE IN THE EVENT OF A LOSS, OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS AND SECURITIES INVESTMENTS, AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND FILINGS WITH THE COMMISSION, INCLUDING ITS REGISTRATION STATEMENTS ON FORMS S-1 AND S-3 AND PERIODIC REPORTS ON FORMS 10-Q, 8-K AND 10-K AND EXHIBIT 99.1, RISK FACTORS (filed herewith), TO THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS THAT MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

      Ocwen Financial Corporation ("OCN" or the "Company") is a specialty financial services company whose primary business activities consist of the acquisition, servicing and resolution of subperforming and non-performing residential and commercial mortgage loans, as well as the related development of loan servicing technology and business-to-business e-commerce solutions for the mortgage and real estate industries.

      The Company is a Florida corporation which was organized in February 1988 in connection with its acquisition of Ocwen Federal Bank FSB (the "Bank"). The Company is a registered savings and loan holding company subject to regulation by the Office of Thrift Supervision (the "OTS"). The Bank is a wholly owned subsidiary of the Company and is subject to regulation by the OTS, as its chartering authority, and by the Federal Deposit Insurance Corporation ("FDIC"), as a result of its membership in the Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits to the maximum extent permitted by law. The Bank is also subject to certain regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and currently is a member of the Federal Home Loan Bank ("FHLB") of New York, one of the 12 regional banks which comprise the FHLB System.

SEGMENTS

      The Company's business segments consisted of the following: (i) single family residential and commercial real estate discount loan acquisition and resolution activities; (ii) servicing of domestic residential mortgage loans for others; (iii) investments in low-income housing tax credit interests; (iv) commercial real estate lending; (v) United Kingdom ("UK") operations; (vi) technology (which is conducted through Ocwen Technology Xchange ("OTX") and its subsidiaries); (vii) domestic subprime single family residential lending; (viii) investment securities; (ix) the operations of Ocwen Asset Investment Corp., a Florida corporation (and together with its predecessor by merger, a Virginia corporation, "OAC"); (x) unsecured collections; and (xi) corporate items and other.

      During 1999, segment activity reflects growth in the servicing segment, an exit from the direct subprime originations business, both in the US and the UK, the cessation of commercial and multi-family loan origination activity and the acquisition of OAC.

DISCOUNT LOANS

      Certain mortgage loans, for which the borrower is not current as to principal and interest payments or for which there is a reason to believe the borrower will be unable to continue to make scheduled principal and interest payments, are acquired at a discount. Discount loans generally have collateral coverage which is sufficiently in excess of the purchase price of the loan, such that successful resolutions can produce total returns which are in excess of an equivalent investment in performing mortgage loans.

      The Company began its discount loan operations in 1991 and initially focused on the acquisition of single family residential loans. In 1994 the Company expanded this business to include the acquisition and resolution of discount multi-family residential and commercial real estate loans (together, unless the context otherwise requires, "commercial real estate loans"). Prior to entering the discount loan business, management of the Company had substantial loan resolution experience through former subsidiaries of the Company which had been engaged in the business of providing private mortgage insurance for residential loans. This experience assisted the Company in developing the procedures, facilities and systems to evaluate, acquire and resolve such loans.

    ACQUISITION OF DISCOUNT LOANS. Discount real estate loans generally are acquired in pools, although discount commercial real estate loans may be acquired individually. These pools generally are acquired in auctions or other competitive bid circumstances. The Company obtains a substantial amount of discount loans from various private sector sellers, such as banks, savings institutions, mortgage companies, subprime lenders and insurance companies. In addition, governmental agencies, including the Department of Housing and Urban Development ("HUD"), are potential sources of discount loans.

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

    Prior to making an offer to purchase a portfolio of discount loans, the Company conducts an investigation and evaluation of the loans in the portfolio. Evaluations of potential discount loan acquisitions are conducted primarily by the Company's employees who specialize in the analysis of nonperforming loans, often with further specialization based on geographic or collateral-specific factors. The Company's employees regularly use third parties, such as brokers, who are familiar with a property's type and location, to assist them in conducting an evaluation of the value of collateral property, and depending on the circumstances, particularly in the case of commercial real estate loans, may use subcontractors, such as local counsel and engineering and environmental experts, to assist in the evaluation and verification of information and the gathering of other information not previously made available by a potential seller.

    The Company determines the purchase offer by using a proprietary modeling system and loan information database which focuses on the anticipated recovery amount and the timing and cost of the resolution of the loans. The amount offered by the Company generally is at a discount from both the stated value of the loan and the value of the underlying collateral which the Company estimates is sufficient to generate an acceptable return on its investment.

    RESOLUTION OF DISCOUNT LOANS. After a discount loan is acquired, the Company utilizes its information technology software systems to resolve the loan as expeditiously as possible in accordance with specified procedures. The various resolution alternatives generally include the following: (i) the borrower brings the loan current in accordance with original or modified terms; (ii) the borrower repays the loan or a negotiated amount of the loan; (iii) the borrower agrees to deed the property to the Company in lieu of foreclosure, in which case it is classified as real estate owned and held for sale by the Company; or (iv) the Company forecloses on the loan and the property is acquired at the foreclosure sale either by a third party or by the Company, in which case it is classified as real estate owned and held for sale by the Company. In addition, in the case of single family residential loans, assistance is provided to borrowers in the form of forbearance agreements under which the borrower either makes a monthly payment less than or equal to the original monthly payment or makes a monthly payment more than the contractual monthly payment to make up for arrearages.

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

    The general goal of the Company's asset resolution process is to maximize, in a timely manner, cash recovery on each loan in the discount loan portfolio. The Company generally anticipates a longer period (approximately 12 to 30 months) to resolve discount commercial real estate loans than to resolve discount single family residential loans because of their complexity and the wide variety of issues that may occur in connection with the resolution of such loans.

    The Credit Committee of the Board of Directors of the Bank actively monitors the asset resolution process to identify discount loans which have exceeded their expected foreclosure period and real estate owned which has been held longer than anticipated. Plans of action are developed for each of these assets to remedy the cause for delay and are reviewed by the Credit Committee.

      SALE OF DISCOUNT LOANS. From time to time the Company sells performing discount loans either on a whole loan basis or indirectly through the securitization of such loans and sale of the mortgage-related securities backed by them. During the third quarter of 1999, the Company made a strategic decision to structure future securitizations as financing transactions, which will preclude the use of gain-on-sale accounting. There were no securitizations of loans executed by the Company during the second half of 1999.

      Additional financial information regarding this segment appears under the captions "Segment Profitability" on page 21 and "Note 29: Business Segment Reporting" on pages 113 to 114 of the Company's 2000 Annual Report to Shareholders (the "Annual Report to Shareholders") and is incorporated herein by reference.

DOMESTIC RESIDENTIAL MORTGAGE LOAN SERVICING

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

      The Bank has been approved as a loan servicer by HUD, Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The Bank is rated a Tier 1 servicer and as a preferred servicer for high-risk mortgages by FHLMC, the highest rating categories. The Bank is one of only six special servicers of commercial mortgage loans to have received a "Strong" rating from Standard & Poor's. The Bank is recognized and/or designated by four rating agencies (Standard & Poor's, Duff and Phelps, IBC Fitch Investors, and Moody's) as a "Special Servicer" for both commercial and residential mortgage loans and is the only special servicer with this designation for all mortgage categories.

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

      In connection with the securitization and sale of loans, the Company generally retains the rights to service such loans for investors. The Company also acquires mortgage servicing rights which are recorded at cost.

      During 1999, the Company opened a 125,000 square foot national servicing center in Orlando, Florida. The service center has capacity to house 900 employees per shift handling customer contact on up to one million loans.

      In December 1999, OCN announced a joint venture with independent Italian loan servicer, FBS SpA, to service mortgage loans in Italy. The new joint venture gives OCN 50% ownership in a newly formed company, Ocwen FBS SpA.

      Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 21 to 22 and "Note 29: Business Segment Reporting" on pages 113 to 114 of the Annual Report to Shareholders and is incorporated herein by reference.

INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS

      The Company invests in low-income housing tax credit interests primarily through limited partnerships for the purpose of obtaining Federal income tax credits pursuant to Section 42 of the Internal Revenue Code of 1986, as amended (the "Code"), which provides a tax credit to investors in qualified low-income rental housing that is constructed, rehabilitated or acquired after December 31, 1986. To be eligible for housing tax credits, a property generally must first be allocated an amount of tax credits by the tax credit allocating agency, which in most cases also serves as the housing finance agency, of the state in which the property is located. If the property is to be constructed or rehabilitated, it must be completed and placed in service within a specified time, generally within two years after the year in which the tax credit allocation is received. A specified portion of the apartment units in a qualifying project may be rented only to qualified tenants for a period of 15 years, or a portion of any previously claimed tax credits will be subject to recapture, as discussed below.

      The Company's investments in low-income housing tax credit interests are made by the Company indirectly through its subsidiaries, which may be a general partner and/or a limited partner in the partnership. Low-income housing tax credit partnerships in which the Company, through a subsidiary, acts as a general partner are presented on a consolidated basis.

      The affordable housing projects owned by the low-income housing tax credit partnerships in which the Company has invested are located throughout the United States.

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

      Tax credits may be claimed over a ten-year period on a straight-line basis once the underlying multi-family residential properties are placed in service. Tax credits claimed reduce the tax payments computed based upon taxable income to not less than the alternative minimum tax computed for that year or any year not more than three years before or 15 years after the year the tax credit is earned. The Taxpayer Relief Act of 1997 changed the tax credit carryback period from 3 years to 1 year and the carry forward period from 15 years to 20 years for credits that become available for use in years beginning after December 31, 1997. Tax credits are realized even if units in the project do not continue to be occupied once the units in the project have been initially rented to qualifying tenants, and tax credits are not dependent on a project's operating income or appreciation. Tax credits can be claimed over a ten-year period and generally can be lost or recaptured only if non-qualifying tenants are placed in units, ownership of the project is transferred or the project is destroyed and not rebuilt during a 15-year compliance period for the project. The Company has established specific investment criteria for investment in multi-family residential projects which have been allocated tax credits, which require, among other things, a third party developer of the project and/or the seller of the interest therein to provide a guarantee against loss or recapture of tax credits and to maintain appropriate insurance to fund rebuilding in case of destruction of the project. Notwithstanding the Company's efforts, there can be no assurance that the multi-family residential projects owned by the low-income housing tax credit partnerships in which it has invested will satisfy applicable criteria during the 15-year compliance period and that there will not be loss or recapture of the tax credits associated therewith.

      Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 21 to 22 and "Note 29: Business Segment Reporting" on pages 113 to 114 of the Annual Report to Shareholders and is incorporated herein by reference.

COMMERCIAL REAL ESTATE LENDING

      The Company's investment in multi-familiy residential and commercial real estate loans declined significantly during 1999, reflecting the Company's decision to cease the origination of such loans. The Company's lending activities have historically included the acquisition of loans secured by commercial real estate, particularly loans secured by hotels and office buildings, which the Company began originating in late 1994 and late 1995, respectively. Commercial real estate loans have also been made to finance the purchase and refinance of commercial properties, the refurbishment of distressed properties and the construction of hotels. Additionally, the Company has originated loans for the construction of multi-family residences, as well as bridge loans to finance the acquisition and rehabilitation of distressed multi-family residential properties.

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

      In addition to stated interest, certain of the the large multi-family residential and commercial real estate loans originated by the Company include provisions pursuant to which the borrower agrees to pay the Company as additional interest on the loan an amount based on specified percentages (generally between 10-38%) of the net cash flow from the property during the term of the loan and/or the net proceeds from the sale or refinancing of the property upon maturity of the loan. Participating interests have also been obtained in the form of additional fees which must be paid by the borrower in connection with a prepayment of the loan, generally after an initial lock-out period during which prepayments are prohibited. The fees which could be payable by a borrower during specified periods of the loan consist of either fixed exit fees or yield maintenance payments, which are required to be paid over a specified number of years after the prepayment and are intended to increase the yield to the Company on the proceeds from the loan payoff to a level which is comparable to the yield on the prepaid loan.

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

      The Company generally has required the general contractor selected by the borrower, which along with the general construction contract is subject to the Company's review and approval, to provide payment and performance bonds issued by a surety approved by the Company in an amount at least equal to the costs which are estimated to be necessary to complete construction of the project in accordance with the construction contract. Moreover, the Company generally conducts site inspections of projects under construction at least bi-monthly and of completed projects at least semi-annually.

      Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 21 to 22 and "Note 29: Business Segment Reporting" on pages 113 to 114 of the Annual Report to Shareholders and is incorporated herein by reference.

UK OPERATIONS

      The Company entered the UK subprime residential mortgage market in 1998 through the acquisition of 36.07% of the total outstanding common stock of Norland Capital Group plc, doing business as Kensington Mortgage Company ("Kensington"), on February 25, 1998 for $45.9 million. The Company's investment at December 31, 1999 represented 35.84% of Kensington's total outstanding common stock. Kensington is an originator of subprime residential mortgages in the UK.

      On April 24, 1998, the Company, through its then wholly-owned subsidiary Ocwen UK plc ("Ocwen UK"), acquired substantially all of the assets, and certain liabilities, of the UK operations of Cityscape Financial Corp. ("Cityscape UK"). As consummated, the Company acquired Cityscape UK's mortgage loan portfolio and its residential subprime mortgage loan origination and servicing businesses. On October 1, 1999, the Company sold all the shares of Ocwen UK Limited, formerly known as Ocwen UK, to Malvern House Acquisition Limited for the pound sterling equivalent of $122.1 million in cash. As a result of the transaction, the Company recorded a pretax gain on sale of $50.4 million.

      Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 21 to 22 and "Note 29: Business Segment Reporting" on pages 113 to 114 of the Annual Report to Shareholders and is incorporated herein by reference.

OTX

      OTX, which was formed in 1998, designs software solutions for mortgage and real estate transactions, provides business-to-business e-commerce solutions via the Internet for the mortgage and real estate industries, and also provides implementation, integration and consulting services related to its software and internet products. OTX's principal products are its REALTransSM system, REAL-e(TM) software and REALSynergy(TM) software.

      The REALTrans system is a web-based mortgage loan processing application and vendor management system that facilitates the electronic ordering, tracking and fulfillment of mortgage and real estate products and services. It automates the mortgage process, eliminating duplicate manual data entry, reducing errors and speeding delivery time. It also provides a task-based workflow management system, allowing users to track the progress of all tasks and vendor requests required to fulfill an order from any location, at any time.

      The REAL-e software is a Windows-based, residential loan-servicing platform that manages the total servicing life cycle of a loan. The REAL-e software was developed through years of experience in the loan servicing industry. It provides powerful workflow management capability, leading to increased effectiveness and lower operational costs, and it integrates with the Internet, call center telephony and data warehouse technology. It can be implemented in its entirety or as a series of modules, including Loan Servicing, Collections, Loss Mitigation, Default Loan Management, REO Management, Construction Loan Servicing and Single Family Bond Series Tracking.

      In June 1999, OTX acquired the assets of Synergy Software, LLC, a developer of commercial and multifamily mortgage servicing systems. The REALSynergy software is an advanced, Windows-based full-service commercial and multi-family loan servicing software. It handles virtually any loan structure, including complex remittance requirements, monitors multiple properties for each loan, tracks building and site information reports, details extensive appraisal summaries, and includes dynamic, easy-to-use contact management, call tracking and task management capabilities.

      The losses incurred by OTX in 1999 and 1998 reflect OCN's continuing efforts to develop OTX and its suite of technology-based solutions.

      Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 21 to 22 and "Note 29: Business Segment Reporting" on pages 113 to 114 of the Annual Report to Shareholders and is incorporated herein by reference.

DOMESTIC SUBPRIME SINGLE FAMILY RESIDENTIAL LENDING

      In August 1999, the Company closed its domestic subprime origination business and reassigned or terminated employees who were involved in loan origination and related management and support functions. Since late 1994, the Company's lending activities have included the origination and purchase of domestic single family residential loans to borrowers who because of prior credit problems, the absence of a credit history or other factors are unable or unwilling to qualify as borrowers for a single family residential loan under guidelines of the FNMA and the FHLMC ("conforming loans") and who have substantial equity in the properties which secure the loans.

      Through 1996, the Company acquired subprime single family residential loans primarily through a correspondent relationship with Admiral Home Loan ("Admiral") and, to a lesser extent, correspondent relationships with three other financial services companies. Correspondent institutions originated loans based on guidelines provided by the Company and promptly sold the loans to the Company on a servicing-released basis.

      The Company, through Ocwen Financial Services, Inc. ("OFS"), acquired substantially all of the assets of Admiral in a transaction which closed on May 1, 1997. In connection with the Company's acquisition of assets from Admiral, the Bank transferred its retail and wholesale subprime single family residential lending operations to OFS.

      The terms of the loan products offered by the Company directly or through its correspondents emphasized real estate loans which generally were underwritten with significant reliance on a borrower's level of equity in the property securing the loan.

      Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 21 to 22 and "Note 29: Business Segment Reporting" on pages 113 to 114 of the Annual Report to Shareholders and is incorporated herein by reference.

INVESTMENT SECURITIES

      Investment securities includes the results of the securities portfolio, whether available for sale or investment, other than subprime residuals and subordinate interests related to the Company's securitization activities (which have been included in the related business activity). The investment policy of the Company, which is established by the Investment Committee and approved by the Board of Directors, is designed primarily to provide a portfolio of diversified instruments while seeking to optimize net interest income within acceptable limits of interest rate risk, credit risk and liquidity.

      On July 27, 1998, the Company sold its entire portfolio of AAA-rated agency interest-only securities ("IOs") for $137.5 million, which represented book value. As a result of an increase in prepayment speeds due to declining interest rates, the Company recorded impairment charges of $86.1 million in 1998 prior to the sale resulting from the Company's decision to discontinue this investment activity and write down the book value of the IOs. The AAA-rated agency IOs consisted of IOs, which are classes of mortgage-related securities that are entitled to payments of interest but no (or only nominal) principal, and inverse IOs, which bear interest at a floating rate that varies inversely with (and often at a multiple of) changes in a specified index.

      Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 21 to 22 and "Note 29: Business Segment Reporting" on pages 113 to 114 of the Annual Report to Shareholders and is incorporated herein by reference.

OAC

      On October 7, 1999, Ocwen Acquisition Company ("Acquisition Sub"), a Virginia corporation and an indirect wholly-owned subsidiary of OCN, merged (the "Merger") with and into OAC, a Virginia corporation, in accordance with the Agreement of Merger (the "Merger Agreement") dated as of July 25, 1999 among OAC, OCN, and Acquisition Sub. In accordance with the Merger Agreement, OAC shareholders (except for OCN or its subsidiaries) received 0.71 shares of OCN stock for each outstanding share of OAC common stock. A total of 12,371,750 shares of OCN stock at a value of $96.8 million were issued to OAC shareholders. The Merger, which resulted in OCN acquiring the remaining interest in OAC, reflects an aggregate purchase price of $101.3 million, including direct costs of the acquisition. The Merger was accounted for as a purchase, and the purchase price has been allocated to OAC's assets and liabilities based on their fair market values. The resulting $60.0 million excess of net assets acquired over the purchase price is being amortized on a straight-line basis over a period of five years. Prior to the Merger, the Company, through IMI, owned 1,540,000 or 8.12% of the outstanding common stock of OAC and 1,808,733 units or 8.71% of the outstanding partnership units of Ocwen Partnership L.P. ("OPLP"). OPLP is the operating partnership subsidiary of OAC.

      On October 20, 1999, OAC merged into Small Commercial Properties Corporation I ("SCP"), a Florida corporation and an indirect wholly-owned subsidiary of OCN. Immediately thereafter, SCP changed its name to Ocwen Asset Investment Corp. As a result of this merger, OAC ceased to qualify as a real estate investment trust ("REIT") under the Code.

      OAC is a real estate investment company which has invested in several categories of real estate and real estate related assets, including (i) subordinate interests in commercial and residential mortgage-backed securities;
(ii) distressed commercial and multi-family real property, including properties acquired by a mortgage lender at foreclosure (or deed in lieu of foreclosure);
(iii) commercial, multi-family and single-family residential mortgage loans, including construction and rehabilitation loans and mezzanine loans; (iv) interest-only and inverse interest-only mortgage-related securities supported by residential and commercial mortgage loans; and (v) discount loans. OAC also has acquired real property or mortgage loans secured by such real property and other real property interests that: (i) may be environmentally distressed; or (ii) are located outside the United States.

       Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 21 to 22 and "Note 29: Business Segment Reporting" on pages 113 to 114 of the Annual Report to Shareholders and is incorporated herein by reference.

UNSECURED COLLECTIONS

      In 1998, the Company began acquiring charged-off unsecured credit card receivables at a discount. Collections of unsecured credit card receivables are accounted for under the cost recovery method, whereby revenue is recognized only to the extent that collections have exceeded original cost.

      Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 21 to 22 and "Note 29: Business Segment Reporting" on pages 113 to 114 of the Annual Report to Shareholders and is incorporated herein by reference.

CORPORATE ITEMS AND OTHER

      Corporate items and other consists primarily of individually insignificant business activities, amounts not allocated to the operating segments, distributions on the Company's 10-7/8% Capital Trust Securities, transfer pricing mismatches and other general corporate expenses.

      Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 21 to 22 and "Note 29: Business Segment Reporting" on pages 113 to 114 of the Annual Report to Shareholders and is incorporated herein by reference.

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

      DEPOSITS. The primary source of deposits for the Company is brokered certificates of deposit obtained primarily through national investment banking firms which, pursuant to agreements with the Company, solicit funds from their customers for deposit with the Company ("brokered deposits"). In addition, during 1995, the Company commenced a program to obtain certificates of deposit from customers of regional and local investment banking firms which are made aware of the Company's products by the Company's direct solicitation and marketing efforts. The Company also solicits certificates of deposit from institutional investors and high net worth individuals identified by the Company. The Company's brokered deposits are reported net of unamortized deferred fees, which have been paid to investment banking firms.

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

      In addition to brokered and other wholesale deposits, the Company obtains deposits from its office located in New Jersey. These deposits include non-interest bearing checking accounts, NOW and money market checking accounts, savings accounts and certificates of deposit and are obtained through advertising, walk-ins and other traditional means. At December 31, 1999, the deposits which were allocated to this office comprised approximately 5% of the Company's total deposits.

      BORROWINGS. Through the Bank, the Company can obtain advances from the FHLB of New York upon the security of certain of its residential first mortgage loans, mortgage-backed and mortgage-related securities and other assets, including FHLB stock, provided certain standards related to the creditworthiness of the Bank have been met. FHLB advances are available to member financial institutions, such as the Bank, for investment and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate, which may be fixed or adjustable, and range of maturities.

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

      The Company's borrowings also include lines of credit, notes, subordinated debentures, bonds - match funded agreements and other interest-bearing obligations.

      OTHER. Additional information on the Company's sources of funds appears under the captions "Liquidity, Commitments and Off-Balance Sheet Risks" on pages 60 to 61, "Deposits" on pages 54 to 55, "Note 16: Deposits" on page 96, "Note 17: Bonds-Match Funded Agreements" on pages 96 to 97, "Note 18: Obligations Outstanding Under Lines of Credit" on page 97 and "Note 19: Notes, Debentures and Other Interest-Bearing Obligations" on pages 98 to 99 of the Annual Report to Shareholders and is incorporated herein by reference.

RISK FACTORS

      Information related to risk factors which could directly or indirectly, affect the Company's results of operations and financial condition set forth in
Exhibit 99.1 and are incorporated herein by reference.

COMPETITION

      The information under the caption "Competition" set forth in Exhibit 99.1 is incorporated herein by reference.

SUBSIDIARIES

      A list of the Company's significant subsidiaries is set forth in Exhibit
21.0 and is incorporated herein by reference.

EMPLOYEES

      At December 31, 1999 the Company had 1,131 full time employees. The employees are not represented by a collective bargaining agreement. Management considers the Company's employee relations to be satisfactory.

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

      Insured institutions also are required to share in the payment of interest on the bonds issued by a specially created government entity, the Finance Corporation ("FICO"), the proceeds of which were applied toward resolution of the thrift industry crisis in the 1980s. Beginning on January 1, 1997, in addition to the insurance premiums paid by SAIF-insured institutions to maintain the SAIF reserve at its required level pursuant to the current risk classification system, SAIF-insured institutions pay deposit insurance premiums towards the payment of interest on the FICO bonds. The FICO assessment rate is adjusted quarterly.

      Under the current risk classification system, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups, which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Assessment rates currently range from 0 basis points for well capitalized, healthy institutions to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

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

      REGULATORY CAPITAL REQUIREMENTS. Federally-insured savings associations are subject to three capital requirements of general applicability: a tangible capital requirement, a core or leverage capital requirement and a risk-based capital requirement. All savings associations currently are required to maintain tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations), core capital equal to 3% of adjusted total assets and total capital (a combination of core and supplementary capital) equal to 8% of risk-weighted assets (as defined in the regulations). For purposes of the regulation, tangible capital is core capital less all intangibles other than qualifying purchased mortgage servicing rights. Core capital includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits. Core capital generally is reduced by the amount of a savings association's intangible assets, other than qualifying mortgage servicing rights.

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

      OTS policy imposes a limitation on the amount of net deferred tax assets that may be included in regulatory capital. (Net deferred tax assets represent deferred tax assets, reduced by any valuation allowances, in excess of deferred tax liabilities.) Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following generally are not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depends on an institution's future taxable income (exclusive of reversing temporary differences and carryforwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital.

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

      Effective April 1, 1999, the OTS minimum core capital ratio provides that only those institutions with Uniform Financial Institution Rating System ("UFIRS") rating of "1" are subject to a 3% minimum core capital ratio. All other institutions are subject to a 4% minimum core capital ratio. The 3% minimum core capital ratio currently applies to all federal savings associations.

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

      In 1996, based upon discussions with the OTS and as a result of an OTS bulletin issued on December 13, 1996 entitled "Guidance on the Classification and Regulatory Reporting of Certain Delinquent Loans and Other Credit Impaired Assets," the Company has classified all discount loans that are 90 or more days contractually past due, not otherwise classified, as special mention and all real estate owned, not otherwise classified, as special mention. The Company also modified its policy for classifying nonperforming discount loans and real estate owned related to its discount loan portfolio ("nonperforming discount assets") to take into account both the holding period of such assets from the date of acquisition and the ratio of book value to market value of such assets. All nonperforming discount assets which are held 15 months or more after the date of acquisition are classified substandard; nonperforming discount assets held 12 months to less than 15 months from the date of acquisition are classified as substandard if a ratio of book value to market value is 80% or more; and nonperforming discount assets held less than

12 months from the date of acquisition are classified as substandard if they have a ratio of book value to market value of more than 85%. In addition, nonperforming discount assets which are performing for a period of time subsequent to acquisition by the Company are classified as substandard at the time such loans become nonperforming. The Company also modified its classified assets policy to classify all real estate owned which is not generating a cash flow and which has been held for more than 15 months and three years as substandard and doubtful, respectively. The Company's past experience indicates that classified discount assets do not necessarily correlate to probability or severity of loss.

      Excluding assets which have been classified loss and fully reserved by the Bank, the Bank's classified assets at December 31, 1999 under the above policy consisted of $217.4 million of assets classified as substandard and $7.8 million of assets classified as doubtful. In addition, at the same date, $479.4 million of assets were designated as special mention.

      Substandard assets at December 31, 1999 under the above policy consisted primarily of $118.6 million of loans and real estate owned related to the Company's discount single family residential loan program and $58.0 million of loans and real estate owned related to the Company's discount commercial real estate loan program. Special mention assets at December 31, 1999 under the policy consisted primarily of $384.1 million and $77.1 million of loans and real estate owned related to the Company's discount single family residential and discount commercial real estate loan programs, respectively.

      PROMPT CORRECTIVE ACTION. Federal law provides the Federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the Federal banking regulators, an institution shall be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0% and; (v) "critically undercapitalized" if it has a ratio of tangible equity to adjusted total assets that is equal to or less than 2.0%. The regulations also permit the appropriate Federal banking regulator to downgrade an institution to the next lower category (provided that a significantly undercapitalized institution may not be downgraded to critically undercapitalized) if the regulator determines: (i) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam. At December 31, 1999, the Bank was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

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

      QUALIFIED THRIFT LENDER TEST. All savings associations are required to meet the QTL test set forth in the HOLA to avoid certain restrictions on their operations. Under the QTL test provisions, a savings institution must maintain at least 65% of its portfolio assets in qualified thrift investments. In general, qualified thrift investments include loans, securities and other investments that are related to housing, small business and credit card lending, and to a more limited extent, consumer lending and community service purposes. Portfolio assets are defined as an institution's total assets less goodwill and other intangible assets, the institution's business property and a limited amount of the institution's liquid assets. A savings association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations). The Bank met the QTL test throughout 1999, and its qualified thrift investments comprised 68.83% of its portfolio assets at December 31, 1999.

      RESTRICTIONS ON CAPITAL DISTRIBUTIONS. Prior to amendments which became effective April 1, 1999 (see below), the OTS regulation governing capital distributions by savings associations, which included cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association as a capital distribution, created three tiers of associations for capital distribution purposes. These three tiers were based on regulatory capital, with the top two tiers providing a safe harbor for specified levels of capital distributions from associations so long as such associations notified the OTS and received no objection to the distribution from the OTS. Associations that did not qualify for the safe harbor provided for the top two tiers of associations were required to obtain prior OTS approval before making any capital distributions.

      Tier 1 associations could make the highest amount of capital distributions, and were defined as savings associations that, before and after the proposed distribution, met or exceeded their fully phased-in regulatory capital requirements. Tier 1 associations were permitted to make capital distributions during any calendar year equal to the greater of: (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year; and (ii) 75% of its net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association.

      The OTS amended its capital distribution regulation effective April 1, 1999. Under the revised regulation, the Bank is required to file a notice with the OTS at least 30 days prior to making a capital distribution unless (a) it is not eligible for expedited treatment under the OTS application processing regulations, (b) the total amount of the Bank's capital distributions (including the proposed distribution) for the calendar year exceeds the Bank's net income for the year to date plus retained net income for the previous two years, (c) the Bank would not be "adequately capitalized" following the proposed distribution or (d) the proposed distribution would violate any applicable statute, regulation, or an agreement between the Bank and the OTS, or a condition imposed upon the Bank by an OTS-approved application or notice. If one of these four criteria is present, the Bank is required to file an application with the OTS at least 30 days prior to making the proposed capital distribution. The OTS may deny the Bank's application or disapprove its notice if the OTS determines that (a) the Bank will be "undercapitalized," "significantly undercapitalized" or "critically under capitalized," as defined in the OTS capital regulations, following the capital distribution, (b) the proposed capital distribution raises safety and soundness concerns or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation or agreement between the Bank and the OTS or a condition imposed on the Bank in an application or notice approved by the OTS.

      The new rule also amends the definition of "capital distribution" to include any payment to repurchase, redeem, retire, or otherwise acquire debt instruments included in total risk-based capital.

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

      At December 31, 1999, the Bank's unimpaired capital and surplus amounted to $332.8 million, resulting in a general loans-to-one borrower limitation of $49.9 million under applicable laws and regulations.

      BROKERED DEPOSITS. Under applicable laws and regulations, an insured depository institution may be restricted in obtaining, directly or indirectly, funds by or through any "deposit broker," as defined, for deposit into one or more deposit accounts at the institution. The term "deposit broker" generally includes any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties. In addition, the term "deposit broker" includes any insured depository institution, and any employee of any insured depository institution, which engages, directly or indirectly, in the solicitation of deposits by offering rates of interest (with respect to such deposits) which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. As a result of the definition of "deposit broker," all of the Bank's brokered deposits, as well as possibly its deposits obtained through customers of regional and local investment banking firms and the deposits obtained from the Bank's direct solicitation efforts of institutional investors and high net worth individuals, are potentially subject to the restrictions described below. Under FDIC regulations, well-capitalized institutions are not subject to the brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only: (i) with a waiver from the FDIC; and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than (a) 75 basis points, the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) 120% for retail deposits and 130% for wholesale deposits, respectively, of the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At December 31, 1999, the Bank was a well-capitalized institution which was not subject to restrictions on brokered deposits. See "Sources of Funds - Deposits."

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

FEDERAL TAXATION

      GENERAL. The Company and all of its domestic subsidiaries currently file, and expect to continue to file, a consolidated Federal income tax return based on a calendar year. Ocwen UK, a foreign subsidiary previously owned by the Company, was not included in the consolidated federal income tax return, but filed its own tax return in the UK. Consolidated returns have the effect of eliminating inter-company transactions, including dividends, from the computation of taxable income.

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

      TAX RESIDUALS. From time to time, the Company acquires Real Estate Mortgage Investment Conduit ("REMIC") residuals or retains residual securities in REMICs which were formed by the Company in connection with the securitization and sale of loans. Although a tax residual may have little or no future economic cash flows from the REMIC from which it has been issued, the tax residual does bear the income tax liability or benefit resulting from the difference between the interest rate paid on the securities by the REMIC and the interest rate received on the mortgage loans held by the REMIC. This generally results in taxable income for the Company in the first several years of the REMIC and equal amounts of tax deductions thereafter. The Company receives cash payments in connection with the acquisition of tax residuals to compensate the Company for the time value of money associated with the tax payments related to these securities and the costs of modeling, recording, monitoring and reporting the securities. The Company defers all fees received and recognizes such fees in interest income on a level yield basis over the expected life of the deferred tax asset related to tax residuals. The Company also adjusts the recognition in interest income of fees deferred based upon the changes in the actual prepayment rates of the underlying mortgages held by the REMIC and periodic reassessments of the expected life of the deferred tax asset related to tax residuals. At December 31, 1999, the Company's gross deferred tax assets included $2.4 million which was attributable to the Company's tax residuals and related deferred income.

      INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS. For a discussion of the tax effects of investments in low-income housing tax credit interests, see "Segments-Investment in Low-Income Housing Tax Credit Interests."

      EXAMINATIONS. The most recent examination by the IRS of the Company's Federal income tax return was of the tax return filed for 1996. The statute of limitations has run with respect to 1995 and all prior tax years. Thus, the Federal income tax returns for the years 1996 through 1998 are open for examination. Management of the Company does not anticipate any material adjustments as a result of any examination, although there can be no assurances in this regard.

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

ITEM 2.  PROPERTIES

      The following table sets forth information relating to the Company's facilities at December 31, 1999.

                                                               Net Book Value of
                                                                  Property or
                                                                   Leasehold
                  Location                       Owned/Leased    Improvements
    --------------------------------------       ------------  -----------------
                                                   (Dollars in Thousands)
    EXECUTIVE OFFICES:
       1675 Palm Beach Lakes Boulevard
       West Palm Beach, FL................          Leased          $ 5,376

    MAIN OFFICE:
       2400 Lemoine Ave
       Fort Lee, NJ.......................          Leased          $    15

    SERVICING CENTER:
       12650 Ingenuity Drive
       Orlando, FL........................          Owned           $23,021

     OTX OFFICES:
     Main office:
        1675 Palm Beach Lakes Boulevard
        West Palm Beach, FL...............          Leased          $    45

     DTS Communications, Inc:
        5050 Avenida Encinas, Suite 200.
        Carlsbad, CA......................          Leased          $   123

      Amos, Inc.:
        10 Research Parkway
        Wallingford, CT...................          Leased          $   104

      Synergy Software, LLC:
        109 Westpark Drive.
        Brentwood, TN.....................          Leased          $     9

      OAC does not maintain an office. It relies on the facilities provided by the Company.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is subject to various pending legal proceedings. Management is of the opinion that the resolution of these claims will not have a material adverse effect on the results of operations or financial condition of the Company. See "Note 30: Commitments and Contingencies" on page 115 of the Company's Annual Report to Shareholders which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 7, 1999 a special meeting of shareholders of Ocwen Financial Corporation was held to vote on a proposal to acquire OAC, which was approved. The results of the vote were 48,558,971 votes for, 23,483 votes against and 8 votes abstaining. Because more than 50% of the shares entitled to vote on the proposal were so voted, broker nonvotes could not have elected to vote and thus were not recorded.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      Information required by this Item appears under the caption "Shareholder Information" on page 119 of the Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      Information required by this Item appears under the caption "Selected Consolidated Financial Information" on pages 18 to 20 of the Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Information required by this Item appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 to 63 of the Annual Report to Shareholders and is incorporated herein by reference. In addition, please also note the information below.

RECENT DEVELOPMENTS

      On January 4, 2000 the Company repurchased in the open market $20.0 million of its 11.5% Redeemable Notes for a $3.2 million pre tax gain. The Notes are due in 2005 and had an outstanding balance of $140.5 million at December 31, 1999.

      On January 18, 2000 the Company acquired 44 commercial discount loans for a cost of $167.6 million. The portfolio includes both performing and non-performing loans.

      On February 3, 2000 the Company sold a commercial mortgage-backed security for net proceeds of $40.9 million, resulting in a pre tax gain of $2.8 million.

      For the period from January 1, 2000 through March 22, 2000, the Company repurchased 1.4 million shares of its common stock at an average price of $6.48 per share. To date, the Company has repurchased 6.0 million shares, the maximum amount authorized under its stock repurchase program, at an average price of $6.61 per share.

      On March 24, 2000 the Company announced that it had retained Grubb & Ellis to exclusively market and sell its portfolio of office buildings located in San Francisco. This portfolio consists of four properties which total approximately 900,000 square feet.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information required by this Item appears under the captions "Asset and Liability Management" on pages 55 to 60, "Note 1: Summary of Significant Accounting Policies" on pages 72 to 78 and "Note 22: Derivative Financial Instruments" on pages 101 to 104 of the Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this Item appears on pages 65 to 118 in the Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held on May 16, 2000, and as filed with the Commission on or about March 30, 2000 (the "Company's 2000 Proxy Statement") under the captions "Election of Directors - Nominees for Director," "Executive Officers Who Are Not Directors," and "Security Ownership of Certain Beneficial Owners - Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

      The information contained in the Company's 2000 Proxy Statement under the captions "Executive Compensation," "Board of Directors Compensation" and "Performance Graph" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information contained in the Company's 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners - Beneficial Ownership of Common Stock" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information contained in the Company's 2000 Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)    EXHIBITS.

    3.1    Amended and Restated Articles of Incorporation (1)
    3.2    Amended and Restated Bylaws (2)
    4.0    Form of Certificate of Common Stock (1)
    4.1 Form of Indenture between the Company and Bank One, Columbus, NA as Trustee (1)
    4.2    Form of Note due 2003 (included in Exhibit 4.1) (1)
    4.3    Certificate of Trust of Ocwen Capital Trust I (3)
    4.4    Amended and Restated Declaration of Trust of Ocwen Capital
           Trust I (3)
    4.5    Form of Capital Security of Ocwen Capital Trust I (4)
    4.6    Form of Indenture relating to 10 7/8% Junior Subordinated
           Debentures due 2027 of the Company (3)
    4.7 Form of 10 7/8% Junior Subordinated Debentures due 2027 of the Company (4)
    4.8    Form of Guarantee of the Company relating to the Capital
           Securities of Ocwen Capital Trust I (3)
    4.9    Form of Indenture between the Company and The Bank of New
           York as Trustee (5)
   4.10    Form of Subordinated Debentures due 2005 (5)
   4.11 Form of Indenture between OAC and Norwest Bank Minnesota, National Association, as Trustee thereunder for the 11.5% Redeemable Notes due 2005 (6)
   10.1    Ocwen Financial Corporation 1991 Non-Qualified Stock Option
           Plan, as amended (7)
   10.2 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (8)
   10.3    Ocwen Financial Corporation 1998 Annual Incentive Plan (8)
   10.4    Ocwen Financial Corporation Long-Term Incentive Plan (8)
   10.5    Loan Facility Agreement dated April 23, 1999 among Ocwen
           Limited, National Westminster Bank plc and Ocwen Financial Corporation (9)
   10.6    Agreement of Merger dated as of July 25, 1999 among Ocwen
           Financial Corporation, Ocwen Asset  Investment Corp. and
           Ocwen Acquisition Company (10)
   10.7 Loan Agreement, dated as of April 7, 1998, between OAIC Bush Street, LLC and Salomon Brothers Realty Corp. (11)
   10.8 Loan Agreement, dated as of April 24, 1998, between OAC and Greenwich Financial Products Inc. (12)
   10.9 Amended and Restated Loan Agreement, dated as of June 10, 1998, by and among, inter alia, OAIC California Partnership, L.P., OAIC California partnership II, L.P., Salomon Brothers Realty Corp. and LaSalle National Bank (12)
   10.10 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors (13)
   10.11 Second Amendment to Guarantee of Payment, dated as of July 9, 1999, made by and between Salomon Brothers Realty Corp. and Ocwen Partnership, L.P. (13)
   10.12 Indemnity agreement, dated August 24, 1999, among OCN, and OAC's directors (13)
   11.1    Computation of earnings per share (14)
   12.1    Ratio of earnings to fixed charges (filed herewith)
   13.1 Excerpts from the Annual Report to Shareholders for the year ended December 31, 1999 (filed herewith)
   21.0    Subsidiaries (filed herewith)
   23.0    Consent of PricewaterhouseCoopers LLP (filed herewith)
   27.1    Financial Data Schedule for the year ended December 31,
           1999 (filed herewith)
   99.1    Risk factors (filed herewith)

(1) Incorporated by reference from the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1 (File No. 333-5153) as amended, declared effective by the commission on September 25, 1996.

(2) Incorporated by reference from the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998

(3) Incorporated by reference from the similarly described exhibit filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the Commission on August 6, 1997.

(4) Incorporated by reference from similarly described exhibit included with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(5) Incorporated by reference from the similarly described exhibit filed in connection with Amendment No. 2 to Offering Circular on Form OC (on Form S-1) filed on June 7, 1995.

(6) Incorporated by reference from OAC's Registration Statement on Form S-4 (File No. 333-64047), as amended, as declared effective by the Commission on February 12, 1999.

(7) Incorporated by reference from the similarly described exhibit filed in connection with the Registrant's Registration .

      Statement on Form S-8 ( File No. 333-44999), effective when filed with the Commission on January 28, 1998.

(8) Incorporated by reference from the similarly described exhibit to the Company's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Shareholders as filed with the Commission on March 31, 1998.

(9) Incorporated by reference from the similarly described exhibit filed in connection with the Registrant's Quarterly Report on Form 10Q for the quarter ended June 30, 1999.

(10) Incorporated by reference from the similarly described exhibit included with the Registrant's current report on Form 8-K filed with the Commission on July 26, 1999.

(11) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

(12) Incorporated by reference from the Current Report on Form 8-K filed by OAC with the Commission on April 23, 1998.

(13) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(14) Incorporated by reference from "Note 21: Basic and Diluted Earnings per Share" on pages 100 to 101 of the Annual Report to Shareholders.

    FINANCIAL STATEMENTS AND SCHEDULES. The following Consolidated Financial Statements of Ocwen Financial Corporation and Report of PricewaterhouseCoopers LLP, Independent Certified Public Accountants, are incorporated herein by reference from pages 65 to 118 of the Annual Report to Shareholders:

    Report of Independent Certified Public Accountants

    Consolidated  Statements  of  Financial  Condition  at  December  31,  1999
    and 1998

    Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999

    Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 1999

    Consolidated statements of Comprehensive Income for each of the three years in the period ended December 31, 1999

    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

    Notes to Consolidated Financial Statements

    Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

    (b)  REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 1999

    (1) A Form 8-K was filed by the Company on October 1, 1999 which contained a news release announcing the sale of Ocwen UK, its estimated 1999 third quarter results and certain other information.

    (2) A Form 8-K was filed by the Company on October 7, 1999 which contained a news release announcing its acquisition of OAC and information regarding its stock repurchase program.

   (3) A Form 8-K was filed on October 15, 1999 which contained the pro forma financial information required as a result of the sale of Ocwen UK.

   (4) A Form 8-K was filed by the Company on November 12, 1999 which contained a news release announcing the Company's financial results for the three and nine months ended September 30, 1999, and certain other information.

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

Date:  March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      /s/ WILLIAM C. ERBEY                            Date: March 30, 2000
--------------------------------------------------
    William C. Erbey, Chairman of the
    Board and Chief Executive Officer
    (principal executive officer)

      /s/ BARRY N. WISH                               Date: March 30, 2000
--------------------------------------------------
    Barry N. Wish, Director

      /s/ W. C. MARTIN                                Date: March 30, 2000
--------------------------------------------------
    W.C. Martin, Director

      /s/ HOWARD H. SIMON                             Date: March 30, 2000
--------------------------------------------------
    Howard H. Simon, Director

      /s/ HON. THOMAS F. LEWIS                        Date: March 30, 2000
--------------------------------------------------
    Hon. Thomas F. Lewis, Director

      /s/ MARK S. ZEIDMAN                             Date: March 30, 2000
--------------------------------------------------
    Mark S. Zeidman, Senior Vice President and
    Chief Financial Officer
    (principal financial officer)

      /s/ ROBERT J. LEIST, JR.                        Date: March 30, 2000
--------------------------------------------------
    Robert J. Leist, Jr., Vice President and Chief
    Accounting Officer (principal accounting
    officer)