Form 10-Q
period 2000-03-31
OCWEN FINANCIAL CORP
filed 2000-05-15
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                                       OR

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


                                 (561) 682-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Number of shares of Common Stock, $.01 par value, outstanding as of May 12, 2000: 61,183,275 shares

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

         Consolidated Statements of Financial Condition
         at March 31, 2000 and December 31, 1999............................ 3

         Consolidated Statements of Operations for the three
         months ended March 31, 2000 and 1999............................... 4

         Consolidated Statements of Comprehensive Income /(Loss)
         for the three months ended March 31, 2000 and 1999................. 5

         Consolidated Statement of Changes in Stockholders' Equity
         for the three months ended March 31, 2000.......................... 6

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 2000 and 1999............................... 7

         Notes to Consolidated Financial Statements......................... 9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........56

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................61

Signature...................................................................63

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             March 31, 2000  December 31, 1999
                                                                            ---------------- -----------------
ASSETS:
Cash and amounts due from depository institutions ........................   $       68,016    $      153,459
Interest earning deposits ................................................           23,024           116,399
Federal funds sold .......................................................           96,000           112,000
Securities available for sale, at fair value .............................          838,446           587,518
Loans available for sale, at lower of cost or market .....................           36,843            45,213
Investment securities ....................................................           13,256            10,965
Loan portfolio, net ......................................................          156,119           157,408
Match funded loans and securities, net ...................................          145,964           157,794
Discount loan portfolio, net .............................................          842,178           913,229
Investments in low-income housing tax credit interests ...................          138,778           150,989
Investments in unconsolidated entities ...................................           33,998            37,118
Real estate owned, net ...................................................          185,498           167,506
Investment in real estate ................................................          238,247           268,241
Real estate held for sale ................................................          188,808                --
Premises and equipment, net ..............................................           47,344            49,038
Income taxes receivable ..................................................           13,198                --
Deferred tax asset, net ..................................................          140,550           136,920
Excess of purchase price over net assets acquired ........................           12,433            13,207
Principal, interest and dividends receivable .............................           10,978            10,024
Escrow advances on loans and loans serviced for others ...................          172,986           162,548
Other assets .............................................................           76,827            59,737
                                                                             --------------    --------------
                                                                             $    3,479,491    $    3,309,313
                                                                             ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES:
  Deposits ...............................................................   $    1,767,602    $    1,842,286
  Securities sold under agreements to repurchase .........................          376,454            47,365
  Bonds-match funded agreements ..........................................          130,429           141,515
  Obligations outstanding under lines of credit ..........................          174,059           187,866
  Notes, debentures and other interest bearing obligations ...............          298,023           317,573
  Accrued interest payable ...............................................           39,681            32,569
  Excess of net assets acquired over purchase price ......................           54,041            56,841
  Income taxes payable ...................................................               --             6,369
  Accrued expenses, payables and other liabilities .......................           36,766            57,487
                                                                             --------------    --------------
     Total liabilities ...................................................        2,877,055         2,689,871
                                                                             --------------    --------------

Company obligated, mandatorily redeemable securities of
  subsidiary trust holding solely junior subordinated debentures
  of the Company .........................................................          110,000           110,000

COMMITMENTS AND CONTINGENCIES (NOTE 7)

  STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares
   issued and outstanding.................................................               --                --
   Common stock, $.01 par value; 200,000,000 shares authorized;
     67,183,275 and 68,571,575 shares issued and
     outstanding at March 31, 2000 and December
     31, 1999, respectively ..............................................              672               686
   Additional paid-in capital ............................................          223,372           232,340
   Retained earnings .....................................................          271,904           277,002
   Accumulated other comprehensive income (loss), net of taxes:
     Net unrealized (loss) gain on securities available for sale .........           (2,924)              163
     Net unrealized foreign currency translation loss ....................             (588)             (749)
                                                                             --------------    --------------
   Total stockholders' equity ............................................          492,436           509,442
                                                                             --------------    --------------
                                                                             $    3,479,491    $    3,309,313
                                                                             ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

FOR THE THREE MONTHS ENDED MARCH 31,                                                    2000            1999
---------------------------------------------------------------------------------   ------------    ------------
INTEREST INCOME:
  Federal funds sold and repurchase agreements ..................................   $      1,709    $      3,396
  Securities available for sale .................................................         12,869          17,189
  Loans available for sale ......................................................            807           8,130
  Investment securities and other ...............................................            327             651
  Loans .........................................................................          3,968           6,165
  Match funded loans and securities .............................................          3,311              --
  Discount loans ................................................................         25,099          30,003
                                                                                    ------------    ------------
                                                                                          48,090          65,534
                                                                                    ------------    ------------
INTEREST EXPENSE:
  Deposits ......................................................................         24,685          26,828
  Securities sold under agreements to repurchase ................................          2,640           1,491
  Obligations outstanding under lines of credit .................................          3,471           3,724
  Bonds-match funded agreements .................................................          3,356              --
  Notes, debentures and other interest bearing obligations ......................          9,244           6,755
                                                                                    ------------    ------------
                                                                                          43,396          38,798
                                                                                    ------------    ------------
  Net interest income before provision for loan losses ..........................          4,694          26,736
  Provision for loan losses .....................................................          2,608           3,739
                                                                                    ------------    ------------
  Net interest income after provision for loan losses ...........................          2,086          22,997
                                                                                    ------------    ------------

NON-INTEREST INCOME:
  Servicing fees and other charges ..............................................         20,668          18,251
  Gain on interest earning assets, net ..........................................         10,994          20,225
  Impairment charges on securities available for sale ...........................         (6,833)            (83)
  (Loss) gain on real estate owned, net .........................................         (7,007)            629
  Amortization of excess of net assets acquired over purchase price .............          2,794              --
  Other income ..................................................................          4,775           6,553
                                                                                    ------------    ------------
                                                                                          25,391          45,575
                                                                                    ------------    ------------
NON-INTEREST EXPENSE:
  Compensation and employee benefits ............................................         16,583          27,211
  Occupancy and equipment .......................................................          3,263           5,766
  Technology and communication costs ............................................          5,281           5,744
  Loan expenses .................................................................          3,930           4,128
  Net operating (gains) losses on investments in real estate and certain
    low-income housing tax credit interests .....................................         (4,054)          1,848
  Amortization of excess of purchase price over net assets acquired .............            773             230
  Other operating expenses ......................................................          6,745           7,196
                                                                                    ------------    ------------
                                                                                          32,521          52,123
                                                                                    ------------    ------------
Distributions on Company-obligated, mandatory redeemable
    securities of subsidiary trust holding
    solely junior subordinated debentures .......................................          3,194           3,399
Equity in losses of investments in unconsolidated entities ......................         (2,260)         (1,245)
                                                                                    ------------    ------------
(Loss) income before income taxes and extraordinary gain ........................        (10,498)         11,805
Income tax benefit (expense) ....................................................          3,255          (2,368)
Minority interest in net loss of consolidated subsidiary ........................             --              33
                                                                                    ------------    ------------

(Loss) income before extraordinary gain .........................................         (7,243)          9,470
Extraordinary gain on repurchase of debt, net of taxes ..........................          2,145              --
                                                                                    ------------    ------------
Net (loss) income ...............................................................   $     (5,098)   $      9,470
                                                                                    ============    ============

(LOSS) EARNINGS PER SHARE:
  Basic:
    Net (loss) income before extraordinary gain .................................   $      (0.10)   $       0.16
    Extraordinary gain ..........................................................           0.03              --
                                                                                    ------------    ------------
    Net (loss) income ...........................................................   $      (0.07)   $       0.16
                                                                                    ============    ============

  Diluted:
    Net (loss) income before extraordinary gain .................................   $      (0.10)   $       0.16
    Extraordinary gain ..........................................................           0.03              --
                                                                                    ------------    ------------
    Net (loss) income ...........................................................   $      (0.07)   $       0.16
                                                                                    ============    ============

Weighted average common shares outstanding:
  Basic .........................................................................     68,222,987      60,800,357
                                                                                    ============    ============

  Diluted .......................................................................     68,222,987      60,843,572
                                                                                    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)

FOR THE THREE MONTHS ENDED MARCH 31,                                                                 2000             1999
                                                                                               ------------    ------------
Net (loss) income ..........................................................................   $     (5,098)   $      9,470
                                                                                               ------------    ------------
Other comprehensive (loss) income, net of taxes:
  Change in unrealized loss (gain) on securities
    available for sale arising during the year .............................................         (3,792)          4,813
  Less: Reclassification adjustment ........................................................            544          (2,604)
                                                                                               ------------    ------------
    Net change in unrealized loss on securities available for sale (net of a tax
     benefit (expense) of $1,899 and $(1,051) for 2000 and 1999, respectively) .............         (3,248)          2,209
                                                                                               ------------    ------------

  Change in unrealized foreign currency translation adjustment
    arising during the year (net of tax expense of $95, respectively).......................            161             175
                                                                                               ------------    ------------
  Net change in unrealized foreign currency translation loss (net of tax) ..................            161             175
                                                                                               ------------    ------------

  Other comprehensive (loss) income ........................................................         (3,087)          2,384
                                                                                               ------------    ------------

Comprehensive (loss) income ................................................................   $     (8,185)   $     11,854
                                                                                               ============    ============

Disclosure of reclassification adjustment:
  Unrealized holding losses arising during the year on securities sold or impaired .........   $     (4,208)   $        231
  Add: Adjustment for realized losses and impairment
    charges on securities available for sale included in net income (loss) .................          4,752          (2,835)
                                                                                               ------------    ------------
  Net reclassification adjustment for (gains) losses
    recognized in other comprehensive income (loss) in prior
    years (net of tax benefit (expense) of $238 and $(_____) for 2000
    and 1999, respectively) ................................................................   $        544    $     (2,604)
                                                                                               ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                        Accumulated
                                                                                                           Other
                                                   Common Stock           Additional                   Comprehensive
                                            --------------------------     Paid-in        Retained     Income (loss),
                                               Shares         Amount        Capital       Earnings      Net of Taxes       Total
                                            -----------    -----------    -----------    -----------    ------------   ------------
Balances at December 31, 1999 ...........    68,571,575    $       686    $   232,340    $   277,002    $      (586)   $   509,442
Net loss ................................            --             --             --         (5,098)            --         (5,098)
Repurchase of common stock ..............    (1,388,300)           (14)        (8,968)            --             --         (8,982)
Other comprehensive income, net of taxes:
   Change in unrealized gain (loss) on
      securities available for sale .....            --             --             --             --         (3,087)        (3,087)
   Change in unrealized foreign currency
      translation loss ..................            --             --             --             --            161            161
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balances at March 31, 2000 ..............    67,183,275    $       672    $   223,372    $   271,904    $    (3,512)   $   492,436
                                            ===========    ===========    ===========    ===========    ===========    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


For the three months ended March 31,                                                           2000           1999
                                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ......................................................................   $     (5,098)   $      9,470
Adjustments to reconcile net (loss) income to net cash
  used by operating activities:
  Net cash provided by trading activities ..............................................             --          11,992
  Proceeds from sales of loans available for sale ......................................          2,434         100,817
  Purchases of loans available for sale ................................................             --         (14,663)
  Origination of loans available for sale ..............................................             --        (286,238)
  Principal payments received on loans available for sale ..............................          2,258           5,925
  Principal payments on match funded loans .............................................         12,809              --
  Premium amortization on securities, net ..............................................        (17,362)          6,609
  Depreciation and amortization ........................................................          5,066           5,137
  Provision for loan losses ............................................................          2,608           3,739
  Provision for real estate owned ......................................................          9,212           5,061
  Gain on interest-earning assets, net .................................................        (10,994)        (20,225)
  Impairment charges on securities available for sale ..................................          6,833              83
  Gain on sale of low-income housing tax credit interests ..............................            261              --
  Loss (gain) on real estate owned, net ................................................          4,556          (9,202)
  Loss on sale of investment in real estate held .......................................             --             (50)
  Equity in losses (earnings) of unconsolidated entities ...............................          2,260           1,245
  (Increase) decrease in principal, interest and dividends receivable ..................           (954)          4,927
  (Increase) decrease in income taxes receivable .......................................        (19,567)          3,144
  Increase in deferred tax asset .......................................................         (3,630)         (1,012)
  Increase in escrow advances ..........................................................        (10,438)         (8,974)
  Decrease in other assets, net ........................................................          4,564          30,600
  Increase in accrued expenses, interest payable and other liabilities .................        (16,392)         (5,324)
                                                                                           ------------    ------------
Net cash used by operating activities .......................................                   (31,574)       (156,939)
                                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale .................................         83,163             633
  Purchase of securities available for sale ............................................       (449,954)       (105,401)
  Maturities of and principal payments received on securities available for sale .......        106,099         128,598
  Federal Home Loan Bank Stock .........................................................         (2,432)             --
  Purchase of low-income housing tax credit interests ..................................        (16,189)        (11,746)
  Proceeds from sales of low-income housing tax credit interests .......................         10,162              --
  Proceeds from sales of discount loans, net ...........................................         64,507         143,225
  Proceeds from sale of real estate held for investment ................................             --           4,358
  Proceeds from sales of loans held for investment .....................................            227          29,284
  Purchase and originations of loans held for investment,
    net of undisbursed loan funds ......................................................         (9,788)         (9,630)
  Purchase of discount loans, net ......................................................        (68,887)        (86,117)
  Decrease (increase) in investment in unconsolidated entities .........................            456              --
  Principal payments received on loans held for investment .............................         11,310          32,578
  Principal payments received on discount loans, net ...................................         31,232          31,771
  Purchase of and capital improvements to real estate held for investment ..............       (159,314)         (8,099)
  Proceeds from sale of real estate owned ..............................................         39,728          64,135
  Purchase of real estate owned in connection with discount loan purchases .............         (3,591)         (8,160)
  Additions to premises and equipment ..................................................         (1,379)         (7,648)
                                                                                           ------------    ------------
Net cash (used) provided by investing activities .......................................       (364,650)        197,781
                                                                                           ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

For the three months ended March 31,                                                     2000            1999
                                                                                     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in deposits ...........................................................   $    (74,684)   $   (325,322)
  Increase in securities sold under agreements to repurchase .....................        329,089           6,423
  Proceeds from obligations under lines of credit, net of repayments .............        (13,396)        145,475
  Payments on bonds-match funded agreements ......................................        (11,057)             --
  Repurchases of  notes and subordinate debentures ...............................        (19,550)         (2,000)
  Repurchase of common stock .....................................................         (8,996)             --
                                                                                     ------------    ------------
Net cash provided (used) by financing activities .................................        201,406        (175,424)
                                                                                     ------------    ------------

Net decrease in cash and cash equivalents ........................................       (194,818)       (134,582)
Cash and cash equivalents at beginning of period .................................        381,858         419,154
                                                                                     ------------    ------------
Cash and cash equivalents at end of period .......................................   $    187,040    $    284,572
                                                                                     ============    ============

RECONCILIATION OF CASH AND CASH EQUIVALENTS AT END OF PERIOD:
  Cash and amounts due from depository institutions ..............................   $     68,016    $     65,274
  Interest-earning deposits ......................................................         23,024          18,798
  Federal funds sold and repurchase agreements ...................................         96,000         200,500
                                                                                     ------------    ------------
                                                                                     $    187,040    $    284,572
                                                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest .......................................................................   $     36,284    $     32,009
                                                                                     ============    ============
  Income taxes ...................................................................   $     18,721    $        802
                                                                                     ============    ============

Supplemental schedule of non-cash investing and financing activities:
  Real estate owned acquired through foreclosure .................................   $     54,595    $     57,094
                                                                                     ============    ============
  Exchange of discount loans and loans available for sale for securities .........   $         --    $    224,210
                                                                                     ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The Company's consolidated financial statements include the accounts of Ocwen Financial Corporation ("OCN" or the "Company") and its subsidiaries. The Company owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank"), Investors Mortgage Insurance Holding Company ("IMI"), Ocwen Technology Xchange, Inc. ("OTX") and Ocwen Asset Investment Corp. ("OAC"). The Company acquired OAC on October 7, 1999. The Company's consolidated financial statements include OAC and its subsidiaries as of that date. The Company also owns 98.9% of Ocwen Financial Services, Inc. ("OFS"), with the remaining 1.1% owned by the shareholders of Admiral Home Loan and reported in the consolidated financial statements as a minority interest. The Company sold its investment in its foreign subsidiary, Ocwen UK, on September 30, 1999. Ocwen UK's results of operations for 1999 have been included in the consolidated statements of operations through that date. All significant intercompany transactions and balances have been eliminated in consolidation.

         The Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision ("OTS").

         In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at March 31, 2000 and December 31, 1999, the results of its operations for the three months ended March 31, 2000 and 1999, its comprehensive income/(loss) for the three months ended March 31, 2000 and 1999, its cash flows for the three months ended March 31, 2000 and 1999, and its changes in stockholders' equity for the three months ended March 31, 2000. The results of operations and other data for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2000. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the March 31, 2000 presentation.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for periods covered. Actual results could differ from those estimates and assumptions.


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENT IN REAL ESTATE

         In conjunction with its commercial loan acquisition and resolution activities, the Company acquired certain acquisition, development and construction loans in which the Company participated in the residual profits of the underlying real estate and the borrower had not contributed substantial equity to the project. As such, the Company accounted for these loans under the equity method of accounting as though it has made an investment in a real estate limited partnership.

INVESTMENT IN REAL ESTATE PARTNERSHIPS

         The Company's investments in real estate partnerships are accounted for under the equity method of accounting. Under the equity method of accounting, an investment in the shares or other interests of an investee is recorded at cost of the shares or interests acquired and thereafter is periodically increased (decreased) by the investors proportionate share of earnings (losses) of the investee and decreased by the dividends or distributions received by the investor from the investee.

REAL ESTATE HELD FOR SALE

         Real estate held for sale is reported at the lower of the carrying amount or fair value less cost to sell. Real estate is classified as held for sale when the Company has committed to a plan to sell the assets, and depreciation is discontinued. Gains and losses on the sale of real estate held for sale are included as a component of income.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

NOTE 3: CAPITAL SECURITIES

         In August 1997, the Ocwen Capital Trust ("OCT") issued $125,000 of 10-7/8% Capital Securities (the "Capital Securities"). Proceeds from the issuance of the Capital Securities were invested in 10-7/8% Junior Subordinated Debentures issued by Ocwen. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. During 1999, OCT repurchased $15,000 of its Capital Securities in the open market, resulting in extraordinary gains of $5,548 ($4,570 net of taxes).

         Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10-7/8% of the liquidation amount of $1,000 per Capital Security. Payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, are guaranteed by the Company to the extent OCT has funds available. If the Company does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Accumulated distributions payable on the Capital Securities amounted to $2,027 and $4,815 at March 31, 2000 and December 31, 1999, respectively, and is included in accrued interest payable.

         The Company has the right to defer payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 10 consecutive semiannual periods with respect to each deferral period, provided that no extension period may extend beyond the stated maturity of the Junior Subordinated Debentures. Upon the termination of any such extension period and the payment of all amounts then due on any interest payment date, the Company may elect to begin a new extension period. Accordingly, there could be multiple extension periods of varying lengths throughout the term of the Junior Subordinated Debentures. If interest payments on the Junior Subordinated Debentures are deferred, distributions on the Capital Securities will also be deferred and the Company may not, and may not permit any subsidiary of the Company to, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, the Company's capital stock or (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. During an extension period, interest on the Junior Subordinated Debentures will continue to accrue at the rate of 10-7/8% per annum, compounded semiannually.

         The Junior Subordinated Debentures are redeemable prior to maturity at the option of the Company, subject to the receipt of any necessary prior regulatory approval, (i) in whole or in part on or after August 1, 2007, at a redemption price equal to 105.438% of the principal amount thereof on August 1, 2007, declining ratably on each August 1 thereafter to 100% on or after August 1, 2017, plus accrued interest thereon, or (ii) at any time, in whole (but not in part), upon the occurrence and continuation of a special event (defined as a tax event, regulatory capital event or investment company event) at a redemption price equal to the greater of (a) 100% of the principal amount thereof or (b) the sum of the present values of the principal amount and premium payable with respect to an optional redemption of such Junior Subordinated Debentures on August 1, 2007, together with scheduled payments of interest from the prepayment date to August 1, 2007, discounted to the prepayment date on a semiannual basis at the adjusted Treasury rate plus accrued interest thereon to the date of prepayment. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption, in an amount equal to the amount of the related Junior Subordinated Debentures maturing or being redeemed and at a redemption price equal to the redemption price of the Junior Subordinated Debentures, plus accumulated and unpaid distributions thereon to the date of redemption.

         For financial reporting purposes, OCT is treated as a subsidiary of the Company and, accordingly, the accounts of OCT are included in the consolidated financial statements of the Company. Intercompany transactions between OCT and the Company, including the Junior Subordinated Debentures, are eliminated in the consolidated financial statements of the Company. The Capital Securities are presented as a separate caption between liabilities and stockholders' equity in the consolidated statement of financial condition of the Company as "Company-obligated, mandatorily redeemable securities of subsidiary trust holding solely Junior Subordinated Debentures of the company." Distributions on the Capital Securities are recorded as a separate caption immediately following non-interest expense in the consolidated statement of operations of the Company. The Company intends to continue this method of accounting going forward.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

         In connection with the issuance of the Capital Securities, the Company incurred certain costs which have been capitalized and are being amortized over the term of the Capital Securities. The unamortized balance of these issuance costs amounted to $4,004 and $4,041 at March 31, 2000 and December 31, 1999, respectively, and is included in other assets.

NOTE 4:  DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments for the purpose of managing its exposure to adverse fluctuations in interest and foreign currency exchange rates. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by the change in value of the underlying exposures being hedged.

         When entering into these derivative financial instruments, it is the Company's intent to account for them under current hedge accounting guidelines. None of these instruments are entered into for trading purposes.

INTEREST RATE MANAGEMENT

         In managing its interest rate risk, the Company enters into interest rate swaps ("interest swaps"). The terms of the outstanding interest swaps at March 31, 2000 and December 31, 1999, respectively, are as follows:

                                 Notional              LIBOR                               Floating Rate
          Maturity                Amount               Index             Fixed Rate        at End of Year        Fair Value
    -------------------        ------------          --------            ----------        --------------       -------------
   MARCH 31, 2000:
   2001.................       $     75,000           1-Month                6.00%              5.92%           $        593
   2003.................            100,000           1-Month                5.75               6.07                   3,438
                               ------------                                                                     ------------
                               $    175,000                                                                     $      4,031
                               ============                                                                     ============

   DECEMBER 31, 1999:
   2001.................       $     75,000           1-Month                6.00%              6.48%           $        482
   2001.................             17,000           1-Month                6.00               6.48                     108
   2002.................              8,780           1-Month                6.04               6.48                     129
   2003.................            100,000           1-Month                5.75               6.46                   2,983
                               ------------                                                                     ------------
                               $    200,780                                                                     $      3,702
                               ============                                                                     ============

         The Company also enters into short sales of U.S. Treasury interest rate futures contracts as part of its overall interest rate risk management activity.
During the fourth quarter of 1999 these financial instruments ceased to qualify for hedge accounting and subsequent gains or losses are included in earnings.
The terms of the outstanding interest rate futures at March 31, 2000 and December 31, 1999, respectively, are as follows:

                                                     Notional                     Strike
                                                      Amount       Maturity        Price         Fair Value
                                                   -----------    ----------     -----------    ------------
          MARCH 31, 2000:
          U.S. 2-year Treasury futures........     $    20,000       2000        $    98.98     $       (48)
          U.S. 10-year Treasury futures.......           8,000       2000        $    98.08            (206)
                                                   -----------                                  -----------
                                                   $    28,000                                  $      (254)
                                                   ===========                                  ===========

          DECEMBER 31, 1999:
          U.S. 2-year Treasury futures........     $    12,000       2000        $    99.31     $        62
          U.S. 10-year Treasury futures.......           7,000       2000        $    95.86             116
                                                   -----------                                  -----------
                                                   $    19,000                                  $       178
                                                   ===========                                  ===========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

         The Company also manages its interest rate risk by purchasing European swaptions and put options to hedge anticipated future fundings related to low-income housing tax credit projects. During the fourth quarter of 1999, these financial instruments ceased to qualify for hedge accounting and subsequent gains or losses are included in earnings. The following table sets forth the terms and values of these financial instruments at March 31, 2000 and December 31, 1999, respectively:

                                                    Notional                      Strike
                                                     Amount        Maturity      Rate/Price     Fair Value
                                                   -----------    -----------    ----------     -----------
MARCH 31, 2000:
European 10-year treasury swaptions............    $     6,000       2001            6.78%      $       295
                                                         5,800       2000            6.72%              239
                                                         2,300       2000            7.11%               47
                                                   -----------                                  -----------
                                                   $    14,100                                  $       581
                                                   ===========                                  ===========

DECEMBER 31, 1999:
European 10-year treasury swaptions............    $     7,500       2000            6.78%      $       282
                                                         5,800       2000            6.72%              264
                                                         2,800       2000            7.20%               34
                                                         2,300       2000            7.11%               63
                                                   -----------                                  -----------
                                                   $    18,400                                  $       643
                                                   ===========                                  ===========

European 10-year treasury put
  options, 4.75% due 11/05/08..................    $     2,500       2000        $  91.45       $        83
                                                   ===========                                  ===========

FOREIGN CURRENCY MANAGEMENT

         The Company enters into foreign currency derivatives to hedge its equity investment in Kensington, its investments in foreign subsidiaries which own residual interests backed by residential loans originated in the UK ("UK residuals") and in the shopping center located in Halifax, Nova Scotia ("the Nova Scotia Shopping Center"). It is the Company's policy to periodically adjust the amount of foreign currency derivative contracts it has entered into in response to changes in its recorded investments in these assets. The following table sets forth the terms and values of these foreign currency financial instruments at March 31, 2000 and December 31, 1999:

                                                  Notional Amount
                                          --------------------------------   Contract    Unamortized
                              Maturity         Pay             Receive         Rate        Discount      Fair Value
                              --------    -------------      -------------   --------    -----------     ----------
MARCH 31, 2000:
Currency swaps..............    2003      (pound)27,500      $      43,546    1.5835      $    1,002      $    (289)
                                          =============      =============                ==========      =========

DECEMBER 31, 1999:
Currency swaps..............    2003      (pound)27,500      $      43,546    1.5835      $    1,119      $    (976)
                                          =============      =============                ==========      =========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                    Strike
                                                                      Maturity   Notional Amount     Rate        Fair Value
                                                                      --------   ---------------   --------      -----------
MARCH 31, 2000:
Canadian Dollar currency futures.............................            2000     C$     26,700       .6876      $     (94)

British Pound currency futures...............................            2000    (pound) 11,563      1.5800           (162)
                                                                         2000    (pound)  6,063      1.5766            105
                                                                                                                 ---------
                                                                                                                 $    (151)
                                                                                                                 =========
DECEMBER 31, 1999:
Canadian Dollar currency futures.............................            2000     C$     22,100       .6786      $    (300)
                                                                         2000     C$      1,600       .6800            (20)

British Pound currency futures...............................            2000    (pound)  3,750      1.6018             65
                                                                         2000    (pound) 15,875      1.6225             56
                                                                                                                 ---------
                                                                                                                 $    (199)
                                                                                                                 =========

NOTE 5:  REGULATORY REQUIREMENTS

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At March 31, 2000, the minimum regulatory capital requirements were:

o Tangible and core capital of 1.50 percent and 3.00 percent of total adjusted assets, respectively, consisting principally of stockholders' equity, but excluding most intangible assets, such as goodwill and any net unrealized gains or losses on debt securities available for sale. Effective April 1, 1999, the OTS minimum core capital ratio provides that only those institutions with a Uniform Financial Institution Rating System rating of "1" are subject to a 3% minimum core capital ratio. All other institutions are subject to a 4% minimum core capital ratio.

o Risk-based capital consisting of core capital plus certain subordinated debt and other capital instruments and, subject to certain limitations, general valuation allowances on loans receivable, equal to 8.00 percent of the value of risk-weighted assets.

         At March 31, 2000, the Bank was "well capitalized" under the prompt corrective action ("PCA") regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). To be categorized as "well capitalized," the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the following table. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since March 31, 2000 that management believes have changed the institution's category.

         Following an examination by the OTS in late 1996 and early 1997, the Bank committed to the OTS to maintain a core capital (leverage) ratio and a total risk-based capital ratio of at least 9% and 13%, respectively. The Bank continues to be in compliance with this commitment as well as the regulatory capital requirements of general applicability (as indicated below). Based on discussions with the OTS, the Bank believes that this commitment does not affect its status as a "well-capitalized" institution, assuming the Bank's continued compliance with the regulatory capital requirements required to be maintained by it pursuant to such commitment.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

         The following tables summarize the Bank's actual and required regulatory capital at March 31, 2000.

                                                                                            To Be Well Capitalized    Committed
                                                                        Minimum For Capital  For Prompt Corrective     Capital
                                                        Actual           Adequacy Purposes     Action Provisions    Requirements
                                                 ---------------------- --------------------  -------------------   -------------
                                                  Ratio        Amount    Ratio      Amount     Ratio      Amount       Ratio
                                                 ---------  ----------- --------  ----------  --------   --------   -------------
Stockholders' equity, and ratio
   to total assets ..........................      10.22%   $  265,481
Net unrealized loss on certain available
   for sale securities.......................                      718
Non-includable subsidiary....................                   (8,325)
Acquired real estate.........................                   (3,424)
Disallowed deferred tax assets...............                  (13,266)
Disallowed servicing assets..................                   (1,007)
                                                            ----------
Tangible capital, and ratio to adjusted
   total assets..............................       9.33%   $  240,177     1.50%   $  38,602
                                                            ==========             =========
Tier 1 (core) capital, and ratio to adjusted
   total assets..............................       9.33%   $  240,177     4.00%   $  77,203      5.00%  $ 128,672      9.00%
                                                            ==========             =========             =========
Tier 1 capital, and ratio to risk-weighted
   assets....................................      12.84%   $  240,177                            6.00%  $ 112,247
                                                            ==========                                   =========

Allowance for loan and lease losses..........                   23,386
Subordinated debentures......................                   67,000
                                                            ----------
Tier 2 capital...............................                   90,386
                                                            ----------
Total risk-based capital, and ratio to
   risk-weighted assets......................      17.67%   $  330,563     8.00%   $ 149,663     10.00%  $ 187,079     13.00%
                                                            ==========             =========             =========

Total regulatory assets......................               $2,598,747
                                                            ==========
Adjusted total assets........................               $2,573,443
                                                            ==========
Risk-weighted assets.........................               $1,870,791
                                                            ==========

         The OTS amended its capital distribution regulation effective April 1, 1999. Under the revised regulation, the Bank is required to file a notice with the OTS at least 30 days prior to making a capital distribution unless (a) it is not eligible for expedited treatment under the OTS application processing regulations, (b) the total amount of the Bank's capital distributions (including the proposed distribution) for the calendar year exceeds the Bank's net income for the year to date plus retained net income for the previous two years, (c) the Bank would not be "adequately capitalized" following the proposed distribution or (d) the proposed distribution would violate any applicable statute, regulation, or agreement between the Bank and the OTS, or a condition imposed upon the Bank by an OTS-approved application or notice. If one of these four criteria is present, the Bank is required to file an application with the OTS at least 30 days prior to making the proposed capital distribution. The OTS may deny the Bank's application or disapprove its notice if the OTS determines that (a) the Bank will be "undercapitalized," "significantly undercapitalized" or "critically under capitalized," as defined in the OTS capital regulations, following the capital distribution, (b) the proposed capital distribution raises safety and soundness concerns or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation or agreement between the Bank and the OTS or a condition imposed on the Bank in an application or notice approved by the OTS. The new rule also amends the definition of "capital distribution" to include any payment to repurchase, redeem, retire, or otherwise acquire debt instruments included in total risk-based capital.

         In addition to these OTS regulations governing capital distributions, the indenture governing the 12% subordinated debentures ("Debentures") the due 2005 and issued by the Bank on June 12, 1995 in the original amount of $100,000, limits the declaration or payment of dividends and the purchase or redemption of common or preferred stock in the aggregate to the sum of 50% of consolidated net income and 100% of all capital contributions and proceeds from the issuance or sale (other than to a subsidiary) of common stock, since the date the Debentures were issued.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

NOTE 6: BUSINESS SEGMENT REPORTING

         SFAS No. 131 requires public enterprises to report financial and descriptive information about its reportable operating segments. An operating segment is defined as a component of an enterprise (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (c) for which discrete financial information is available. The Company conducts a variety of business activities within the following segments:

                                                     Net Interest   Non-Interest   Non-Interest     Net(Loss)       Total
                                                        Income         Income         Expense        Income         Assets
                                                      -----------    -----------    -----------    -----------    -----------
AT OR FOR THE THREE MONTHS ENDED MARCH 31, 2000:
---------------------------------------------------
Single family residential discount loans ..........   $     6,930    $     1,020    $     1,966    $     3,472    $   601,993
Commercial loans ..................................         1,636          2,983          2,522            720      1,574,244
Domestic residential mortgage loan servicing ......           280         18,109         13,867          2,804        154,036
Investment in low-income housing tax credits ......        (2,922)         1,096          2,568          1,119        190,216
OTX ...............................................          (187)         4,536         12,191         (4,862)        27,956
Commercial real estate ............................        (3,031)         1,098         (1,093)          (583)       273,924
UK operations .....................................          (285)            --           (117)        (1,551)        31,843
Domestic subprime single family
  residential lending .............................        (1,169)        (6,941)          (593)        (4,691)       204,086
Unsecured collections .............................           (38)             1          2,066         (2,226)        17,319
Corporate items and other .........................         3,480          3,489           (856)           700        403,874
                                                      -----------    -----------    -----------    -----------    -----------
                                                      $     4,694    $    25,391    $    32,521    $    (5,098)   $ 3,479,491
                                                      ===========    ===========    ===========    ===========    ===========


                                                     Net Interest   Non-Interest   Non-Interest     Net(Loss)       Total
                                                        Income         Income         Expense        Income         Assets
                                                      -----------    -----------    -----------    -----------    -----------
AT OR FOR THE THREE MONTHS ENDED MARCH 31, 1999:
---------------------------------------------------
Single family residential discount loans ..........   $     6,882    $     9,571    $     4,301    $     4,385    $   481,096
Commercial loans ..................................         9,785          8,638          7,425          4,952        899,152
Domestic residential mortgage loan servicing ......         1,193         13,957         12,830          1,439         88,899
Investment in low-income housing tax credits ......        (2,360)           796          3,394          1,438        215,228
OTX ...............................................             6            392          4,243         (2,384)        23,481
UK operations .....................................         7,161          5,594         10,438            294        391,800
Domestic subprime single family
  residential lending .............................         4,330          1,616          6,906           (563)       217,507
Unsecured collections .............................            78             --          1,799           (972)        11,348
Corporate items and other .........................          (339)         5,011            787            881        800,272
                                                      -----------    -----------    -----------    -----------    -----------
                                                      $    26,736    $    45,575    $    52,123    $     9,470    $ 3,130,694
                                                      ===========    ===========    ===========    ===========    ===========

NOTE 7: COMMITMENTS AND CONTINGENCIES

         At March 31, 2000, the Company had commitments of $26,049 to fund construction loans including loans accounted for as investments in real estate secured by multi-family and commercial properties and $2,440 to purchase loans secured by commercial properties. In addition, the Company through the Bank had commitments under outstanding letters of credit in the amount of $20,626. The Company, through its investment in subordinated securities and subprime residuals, which had a carrying value of $138,251 at March 31, 2000, supports senior classes of securities.

         On April 20, 1999, a complaint was filed on behalf of a putative class of public shareholders of the Company in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida against OCN and OAC. On April 23, 1999, a complaint was filed on behalf of putative classes of public shareholders of OAC in the Circuit Court of the Fifteenth Judicial

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

         Circuit, Palm Beach County, Florida against OAC and certain directors of OAC. The plaintiffs in both complaints sought to enjoin consummation of the acquisition of OAC by OCN. The cases were consolidated, and on September 13, 1999 a consolidated amended complaint was filed. The injunction was denied, and on October 14, 1999 OCN was dismissed as a party. Plaintiffs' remaining claims are for damages for alleged breaches of common law fiduciary duties. Discovery is ongoing.

         On June 3, 1999, Walton Street Capital, L.L.C. ("Walton") filed suit against OAC and Ocwen Partnership, L.P. in the Circuit Court of Cook County, Illinois. Walton has alleged that OAC committed an anticipatory breach of contract with respect to the proposed sale by OAC of all of its interest in its commercial mortgage-backed securities portfolio to Walton. Walton has claimed damages in an amount in excess of $20 million. OAC believes this suit is without merit and continues to vigorously defend against the same. Discovery is ongoing.

         The Company is subject to various other pending legal proceedings. In management's opinion the resolution of these claims will not have a material effect on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

GENERAL

         The Company's primary business activities currently consist of the acquisition, servicing and resolution of subperforming and non-performing residential and commercial mortgage loans, as well as the related development of loan servicing technology and business-to-business e-commerce solutions for the mortgage and real estate industries.

         The following discussion of the Company's consolidated financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 herein (which is incorporated herein by reference).

         The following discussion of the Company's consolidated financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 herein.

RECENT DEVELOPMENTS

         OCN has entered into an agreement to sell its office building located at 690 Market Street in San Francisco for $28.0 million less commissions and closing costs and as adjusted for prorations of certain contractual obligations that survive closing. The buyer has posted a $1,400 deposit, and the closing is expected to occur during the second quarter of 2000. Closing is subject to the fulfillment of certain conditions, including but not limited to delivery of clear title and receipt of required tenant estoppels.

         The Board of Directors approved an additional stock repurchase program to repurchase up to an additional 6 million shares of issued and outstanding OCN common stock. As with our original program, any such purchases will be at times, at prices per share, in amounts, and through solicited or unsolicited transactions in the open market, on the New York Stock Exchange or in privately negotiated transactions, in each case as OCN deems appropriate depending on the availability of excess liquidity, market conditions, corporate requirements and applicable securities laws. No limit has been placed on the duration of the stock repurchase program, and OCN reserves the right to discontinue the repurchase program at any time.

SELECTED CONSOLIDATED FINANCIAL INFORMATION                                March 31,         December 31,           Increase
                                                                              2000              1999               (Decrease)
                                                                        --------------      --------------     ---------------
BALANCE SHEET DATA
Total assets.....................................................       $    3,479,491      $    3,309,313              5.1%
Securities available for sale, at fair value.....................              838,446             587,518             42.7
Loans available for sale, at lower of cost or market.............               36,843              45,213            (18.5)
Loan portfolio, net..............................................              156,119             157,408             (0.8)
Match funded loans and securities, net...........................              145,964             157,794             (7.5)
Discount loan portfolio, net.....................................              842,178             913,229             (7.8)
Investment in low-income housing tax credit interests............              138,778             150,989             (8.1)
Investment in unconsolidated entities............................               33,998              37,118             (8.4)
Real estate owned, net...........................................              185,498             167,506             10.7
Total liabilities................................................            2,877,055           2,689,871              7.0
Deposits.........................................................            1,767,602           1,842,286             (4.1)
Securities sold under agreements to repurchase...................              376,454              47,365            694.8
Bonds-match funded agreements....................................              130,429             141,515             (7.8)
Obligations outstanding under lines of credit....................              174,059             187,866             (7.4)
Notes, debentures and other interest bearing obligations.........              298,023             317,573             (6.2)
Capital Securities...............................................              110,000             110,000               --
Stockholders' equity.............................................              492,436             509,442             (3.3)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                              At or For the Three Months Ended March 31,
                                                                      -----------------------------------------------------------
                                                                                                                       Increase
                                                                              2000                  1999              (Decrease)
                                                                      ------------------       ---------------       ------------
OPERATIONS DATA
Net interest income..............................................          $     4,694          $   26,736               (82)%
Provision for loan losses........................................                2,608               3,739               (30)
Non-interest income .............................................               25,391              45,575               (47)
Non-interest expense.............................................               32,521              52,123               (40)
Equity in losses of investment in unconsolidated entities.......                (2,260)             (1,245)              (82)
Income tax benefit (expense).....................................                3,255              (2,368)              238
Net (loss) income................................................               (5,098)              9,470              (154)

PER COMMON SHARE
Net (loss) income:
   Basic.........................................................          $     (0.07)         $     0.16              (144)%
   Diluted.......................................................                (0.07)               0.16              (144)
Stock price:
   High .........................................................          $     9.250             11.6250               (20)
   Low ..........................................................                5.250              7.7500               (32)
   Close.........................................................                8.000              8.8125                (9)
Repurchase of common stock (1)...................................                6.480                  --                --

KEY RATIOS
Annualized return on average assets  ............................                (0.60)%        $     1.20%             (150)%
Annualized return on average equity  ............................                (4.07)               8.62              (147)
Efficiency ratio (2)   ..........................................               116.88               73.34                59
Core (leverage) capital ratio....................................                 9.33               10.83               (14)
Risk-based capital ratio.........................................                17.67               19.35                (9)

(1) The Company repurchased 1,388,300 shares of its common stock during the first quarter of 2000.

(2) The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses, non-interest income and equity in (losses) earnings of investment in unconsolidated entities.

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999

         GENERAL. The Company recorded a net loss of $(5,098), or $(0.07) per share, for the first quarter of 2000, as compared to net income of $9,470, or $0.16 per diluted share, for the first quarter of 1999. There were a number of key factors and transactions that contributed to the results for the first quarter of 2000 as compared to the first quarter of 1999, including: the sale of Ocwen UK in September 1999; the acquisition of Ocwen Asset Investment Corp. ("OAC") in October 1999; a reduction in gains on sales of interest earning assets from $20,225 in the first quarter of 1999 to $10,994 for the first quarter of 2000, primarily reflecting the Company's decision in the third quarter of 1999 to discontinue the practice of structuring securitizations as sales transactions, thus precluding recognition of gain-on-sale accounting; the reversal of $6,012 of expense recognized in prior periods in connection with the Company's long-term incentive plan which was suspended in March 2000; and an increase in net losses incurred by Ocwen Technology Xchange, Inc. ("OTX") from $(2,384) in the first quarter of 1999 to $(4,862) in the first quarter of 2000, reflecting the Company's ongoing commitment to the development of this business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         SEGMENT PROFITABILITY. The following table presents the after tax contribution by business segment to the Company's net (loss) income for the years indicated:

                                                                           Three Months Ended March 31,
                                                            -----------------------------------------------------------
                                                                                                            Favorable
                                                                2000                  1999                (Unfavorable)
                                                            -------------         --------------          -------------
 Single family residential discount loans.............      $       3,472         $        4,385           $      (913)
 Commercial loans.....................................                720                  4,952                (4,232)
 Domestic residential mortgage loan servicing.........              2,804                  1,439                 1,365
 Investment in low-income housing tax credits (1).....              1,119                  1,438                  (319)
 OTX..................................................             (4,862)                (2,384)               (2,478)
 Commercial real estate...............................               (583)                    --                  (583)
 UK operations........................................             (1,551)                   294                (1,845)
 Domestic subprime single family residential lending..             (4,691)                  (563)               (4,128)
 Unsecured collections................................             (2,226)                  (972)               (1,254)
 Corporate items and other (1)........................                700                    881                  (181)
                                                            -------------         --------------          ------------
                                                            $      (5,098)        $        9,470          $    (14,568)
                                                            =============         ==============          ============

(1) As amended from the first quarter 2000 earnings release dated May 9, 2000.


The following is a discussion of the contribution by business segment to the Company's net income (loss) for the years indicated.

o Single Family Residential Discount Loans. Net income for the first quarter of 2000 included a gain of $7,794 from the sale of loans. This compares to a securitization gain of $13,899 in the first quarter of 1999. See "Results of Operations -Non-Interest Income." The results for the first quarter of 2000 also reflect a decline of $4,714 in the provision for loan losses and a $2,216 increase in losses from the sale and operation of real estate owned.

o Commercial Loans. Net income for the first quarter of 1999 included $3,803 of gains on sales of commercial subordinate securities, as compared to $2,768 for the first quarter of 2000. Net income for the first quarter of 1999 also included a gain of $1,184 on the sale of commercial discount loans. The results for the first quarter of 2000 also reflect a $1,439 decline in gains from the sale and operation of real estate owned.

o Domestic Residential Mortgage Loan Servicing. The increase in net income reflects an increase in servicing fees and other charges as a result of an increase in loans serviced for others. See "Results of Operations - Non-Interest Income." Domestic residential servicing fees and other charges amounted to $18,053 for the first quarter of 2000, as compared to $13,945 for the first quarter of 1999.

o Investment in Low-Income Housing Tax Credits. See "Changes in Financial Condition - Investment in Low-Income Housing Tax Credit Interests."

o UK Operations. The Company sold its investment in Ocwen UK on September 30, 1999. Losses for the first quarter of 2000 relate to the Company's 35.84% equity investment in Kensington Group plc ("Kensington"). See "Results of Operations - Equity in Losses of Investments in Unconsolidated Entities."

o OTX. The increase in net losses incurred by OTX reflects the Company's ongoing commitment to the development of its technology business.

o Domestic Subprime Single Family Residential Lending. The loss for the first quarter of 2000 included $6,173 of impairment charges on subprime residual securities. No such impairment charges were recorded for the first quarter of 1999. The Company closed its domestic subprime origination business, which had been conducted primarily through OFS in 1999.

o Unsecured Collections. Unsecured collections is primarily comprised of activities related to the Company's charged-off unsecured credit card receivables which were acquired at a discount. Collections of unsecured credit card receivables are accounted for under the cost recovery method.

         See Note 6 to the Consolidated Financial Statements, included in Item 1 herein, for additional information related to the Company's operating segments (which is incorporated herein by reference).

         NET INTEREST INCOME: Net interest income, which is the difference between interest income earned from interest-earning assets and interest expense incurred on its interest-bearing liabilities. Net interest income is determined by net

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

interest spread (i.e., the difference between the yield earned on its interest-earning assets and the rates paid on its interest-bearing liabilities), the relative amount of interest-earning assets and interest-bearing liabilities and the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

         The following table sets forth, for the three months indicated, information regarding the total amount of income from interest-earning assets and the resultant average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. Information is based on average daily balances during the indicated three months.

                                                                         Three Months Ended March 31,
                                                ------------------------------------------------------------------------------
                                                                2000                                      1999
                                                --------------------------------------   -------------------------------------
                                                             Interest         Average                  Interest       Average
                                                 Average      Income/          Yield/     Average      Income/         Yield/
                                                 Balance      Expense           Rate      Balance      Expense         Rate
                                                ---------   -----------       --------   ---------    ----------     ---------
AVERAGE ASSETS:
Federal funds sold and repurchase
  agreements .............................    $   121,953   $     1,709           5.61%  $  285,701   $     3,396       4.75%
Securities available for sale (1).........        655,283        12,869           7.86      510,013        17,189      13.48
Loans available for sale (2)..............         44,493           807           7.26      259,905         8,130      12.51
Investment securities and other...........         28,995           327           4.51       35,957           651       7.24
Loan portfolio (2)........................        161,898         3,968           9.80      217,364         6,165      11.35
Match funded loans and securities.........        155,574         3,311           8.51           --            --         --
Discount loan portfolio...................        930,632        25,099          10.79      956,023        30,003      12.57
                                              -----------   -----------                  ----------   -----------
   Total interest earning assets..........      2,098,828        48,090           9.17    2,264,963        65,534      11.57
                                                            -----------                               -----------
Non-interest earning cash.................        102,503                                    66,742
Allowance for loan losses.................        (26,902)                                  (24,903)
Low-income housing tax credit interests...        155,710                                   147,201
Investment in unconsolidated entities.....         35,091                                    86,286
Real estate owned, net....................        181,880                                   213,783
Investment in real estate.................        374,846                                    40,268
Escrow advances on loans and loans
   serviced for others....................        180,631                                   115,338
Other assets..............................        280,029                                   248,877
                                              -----------                                ----------
   Total assets...........................    $ 3,382,616                                $3,158,555
                                              ===========                                ==========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing demand deposits..........    $    16,452           178           4.33%  $   74,135           640      3.45%
Savings deposits..........................          1,451            10           2.76        1,566             9      2.30
Certificates of deposit...................      1,568,476        24,497           6.25    1,733,722        26,179      6.04
                                              -----------   -----------                  ----------   -----------
   Total interest-bearing deposits........      1,586,379        24,685           6.22    1,809,423        26,828      5.93
Securities sold under agreements to
   repurchase.............................        166,559         2,640           6.34       77,557         1,491      7.69
Bonds-match funded agreements.............        138,177         3,356           9.72           --            --        --
Obligations outstanding under lines of
  credit..................................        179,230         3,471           7.75      229,564         3,724      6.49
Notes, debentures and other...............        298,591         9,244          12.38      225,000         6,755     12.01
                                              -----------   -----------                  ----------   -----------
   Total interest-bearing liabilities.....      2,368,936        43,396           7.33    2,341,544        38,798      6.63
                                                            -----------                               -----------
Non-interest bearing deposits.............          9,544                                    21,292
Escrow deposits...........................        209,629                                   202,357
Excess of net assets acquired
  over purchase price.....................         55,961                                        --
Other liabilities.........................        126,915                                    28,687
                                              -----------                                ----------
   Total liabilities......................      2,770,985                                 2,593,880
Capital securities........................        110,000                                   125,000
Stockholders' equity......................        501,631                                   439,675
                                              -----------                                ----------
   Total liabilities and stockholders'
     equity...............................    $ 3,382,616                                $3,158,555
                                              ===========                                ==========
Net interest income.......................                  $     4,694                               $    26,736
                                                            ===========                               ===========
Net interest spread.......................                                        1.84%                                 4.94%
Net interest margin.......................                                        0.89%                                 4.72%
Ratio of interest-earning assets
   to interest-bearing liabilities........             89%                                       97%

(1) Excludes effect of unrealized gains or losses on securities available for sale.

(2) The average balances of loans available for sale and the loan portfolio include non-performing loans, interest on which is recognized on a cash basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the three months indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior rate), (ii) changes in rate (change in rate multiplied by prior volume) and (iii) total change in rate and volume. Changes attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.


                                                                                        2000 vs. 1999
                                                                    ----------------------------------------------------
                                                                                 Increase (Decrease) Due To
                                                                    ----------------------------------------------------
For the three months ended March 31,                                    Rate             Volume                 Total
-----------------------------------------------------------         -------------    -------------         -------------

Interest-Earning Assets:
Federal funds sold and repurchase agreements...............         $         525    $      (2,212)        $      (1,687)
Securities available for sale..............................                (8,387)           4,067                (4,320)
Loans available for sale...................................                (2,464)          (4,859)               (7,323)
Investment securities and other............................                  (214)            (110)                 (324)
Loan portfolio.............................................                  (763)          (1,434)               (2,197)
Match funded loans and securities..........................                 3,311               --                 3,311
Discount loan portfolio....................................                (4,125)            (779)               (4,904)
                                                                    -------------    -------------         -------------
   Total interest-earning assets...........................               (12,117)          (5,327)              (17,444)
                                                                    -------------    -------------         -------------
Interest-Bearing Liabilities:
Interest-bearing demand deposits...........................                   131             (593)                 (462)
Savings deposits...........................................                     2               (1)                    1
Certificates of deposit....................................                   876           (2,558)               (1,682)
                                                                    -------------    -------------         -------------
   Total interest-bearing deposits.........................                 1,009           (3,152)               (2,143)
Securities sold under agreements to repurchase.............                  (302)           1,451                 1,149
Bonds-match funded agreements..............................                 3,356               --                 3,356
Obligations outstanding under lines of credit..............                   648             (901)                 (253)
Notes, debentures and other interest-bearing obligations...                   217            2,272                 2,489
                                                                    -------------    -------------         -------------
     Total interest-bearing liabilities....................                 4,928             (330)                4,598
                                                                    -------------    -------------         -------------
Decrease in net interest income............................         $     (17,045)   $      (4,997)        $     (22,042)
                                                                    =============    =============         =============

         The Company's net interest income before provision for loan losses of $4,694 decreased $22,042 or 82% during the first quarter of 2000 as compared to the same period in the prior year. The decrease was primarily due to a decrease in average interest-earning assets and a decrease in the net interest spread. Average interest-earning assets decreased by $166,135 or 7% during the three months ended March 31, 2000 and reduced interest income by $5,237. The impact of volume changes resulted in a $4,997 decrease in net interest income. The net interest spread decreased 310 basis points during the three months ended March 31, 2000 as a result of a 240 basis-point decrease in the weighted average rate on interest-earning assets and a 70 basis-point increase in the weighted average rate on interest-bearing liabilities. The impact of these rate changes resulted in a $17,344 decrease in net interest income. The net interest spread related to Ocwen UK for the first quarter of 1999 was 11.55%.

                                                Average Balance             Increase            Average Yield            Increase
                                          ---------------------------      (Decrease)     --------------------------    (Decrease)
For the three months ended March 31,          2000            1999             $             2000            1999       Basis Points
------------------------------------      -----------     -----------     -----------     -----------    -----------    ------------

Federal funds sold and repurchase
  agreements........................      $   121,953     $   285,701     $  (163,748)        5.61%           4.75%           86
Securities available for sale.......          655,283         510,013         145,270         7.86           13.48          (562)
Loans available for sale (1)........           44,493         259,905        (215,412)        7.26           12.51          (525)
Investment securities and other.....           28,995          35,957          (6,962)        4.51            7.24          (273)
Loan portfolio......................          161,898         217,364         (55,466)        9.80           11.35          (155)
Match funded loans and securities...          155,574              --         155,574         8.51            --             851
Discount loan portfolio.............          930,632         956,023         (25,391)       10.79           12.56          (177)
                                          -----------     -----------     -----------
                                          $ 2,098,828     $ 2,264,963     $  (166,135)        9.17%          11.57%         (240)
                                          ===========     ===========     ===========

(1) Includes an average balance of $147,814 with an average yield earned of 18.24% for the first quarter of 1999 related to Ocwen UK.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Interest income on federal funds sold and repurchase agreements declined $1,687 or 50% primarily due to a $163,748 or 57% decline in the average balance.

         Interest income on securities available for sale decreased $4,320 or 25% during the three months ended March 31, 2000 as compared to the same period in 1999 as a result of a 562 basis-point decrease in the weighted average yield earned, offset by a $145,270 or 28% increase in the average balance. As indicated in the table below, the decrease in the weighted average yield during the three months ended March 31, 2000 is due in large part to changes in the composition of the securities available for sale portfolio.

                                                                  Average Balance                        Average Yield
                                                  -----------------------------------------------    ---------------------
For the three months ended March 31,                       2000                     1999                2000        1999
----------------------------------------------    ----------------------    ---------------------    ---------    --------
                                                    Amount      Percent       Amount      Percent
                                                  ---------    ---------    ---------    --------

CMOs (AAA-rated) (1)..........................    $ 489,503        74.70%   $ 291,199       57.10%        6.25%       5.91%
Subordinates and residuals (2)................      165,780        25.30      218,814       42.90        12.60       23.56
                                                  ---------    ---------    ---------    --------
                                                  $ 655,283       100.00%   $ 510,013      100.00%        7.86%      13.48%
                                                  =========    =========    =========    ========

(1) Because collateralized mortgage obligations ("CMOs") have less cash flow variability, their average lives and yields to maturity are more stable, and therefore, CMOs are priced to yield less than a less stable class of mortgage-related securities. See "Changes in Financial Condition - Securities Available for Sale."

(2) Includes an average balance of $70,143 with an average yield earned of 29.37% for the first quarter of 1999 related to Ocwen UK.

         Interest income on loans available for sale decreased $7,323 or 90% during 2000 as compared to the same period in 1999 as a result of a $215,412 or 83% decrease in the average balance and a 525 basis-point decline in the average yield. The decrease in the average balance reflects the closure of the domestic subprime origination business, as well as the sale of Ocwen UK. See "Changes in Financial Condition - Loans Available for Sale."

         Interest income on the loan portfolio decreased by $2,197 or 36% during the three months ended March 31, 2000 versus the same period in 1999 due to a $55,466 or 26% decrease in the average balance and a 155 basis-point decrease in the average yield. The decrease in the average balance was due to the repayment of multi-family residential and commercial real estate loans. The decrease in the average yield is due in part to a decline in the amount of additional interest received in connection with the repayment of such loans. Such additional interest amounted to $15 and $780 during the first quarter of 2000 and 1999, respectively. During 1999, the Company ceased origination of multi-family and commercial loans. See "Changes in Financial Condition - Loan Portfolio."

         Interest income on match funded loans and securities is comprised of income earned on loans acquired in connection with the acquisition of OAC, these loans were previously securitized by OAC under a securitization accounted for as a financing transaction, and on four unrated residual securities transferred by the Company in December 1999 to Ocwen NIM Corp. in exchange for non-recourse notes. See "Changes in Financial Condition Match Funded Loans and Securities".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Interest income on discount loans decreased by $4,904 or 16% during the three months ended March 31, 2000 primarily as a result of a 177 basis-point decrease in the average yield and a $25,391 or 3% decline in the average balance. See "Changes in Financial Condition - Discount Loans, Net." The yield on the discount loan portfolio is likely to fluctuate from period to period as a result of the timing of resolutions, particularly the resolution of large multi-family residential and commercial real estate loans, and the mix of the overall portfolio between performing and non-performing loans.

                                                         Average Balance          Increase          Average Rate         Increase
                                                     -------------------------   (Decrease)    ---------------------    (Decrease)
For the three months ended March 31,                     2000          1999           $           2000        1999     Basis Points
--------------------------------------------------   -----------   -----------   -----------   ---------   ---------   ------------

Interest-bearing deposits.........................   $ 1,586,379   $ 1,809,423   $  (223,044)       6.22%       5.93%         29
Securities sold under agreements to repurchase (1)       166,559        77,557        89,002        6.34        7.69        (135)
Bonds-match funded agreements.....................       138,177            --       138,177        9.72          --         972
Obligations outstanding under lines of credit (2).       179,230       229,564       (50,334)       7.75        6.49         126
Notes, debentures and other.......................       298,591       225,000        73,591       12.38       12.01          37
                                                     -----------   -----------   -----------
                                                     $ 2,368,936   $ 2,341,544   $    27,392        7.33%       6.63%         70
                                                     ===========   ===========   ===========

(1) Includes an average balance of $27,849 with an average yield of 8.44% for the first quarter of 1999 related to Ocwen UK.

(2) Includes an average balance of $143,855 with an average yield of 6.33% for the first quarter of 1999 related to Ocwen UK.

         Interest expense on interest-bearing deposits decreased $2,143 or 8% during the three months ended March 31, 2000 due to a $223,044 or 12% decrease in the average balance, offset by a 29-basis point increase in the average rate. The decline in the average balance was primarily related to certificates of deposit.

         Interest expense on securities sold under agreements to repurchase increased $1,149 or 77% due to an $89,002 or 115% increase in the average balance, offset by a 135 basis-point decline in the average rate. See "Changes in Financial Condition - Securities Sold Under Agreements to Repurchase."

         Interest expense on bonds-match funded agreements is comprised of interest incurred on bonds-match funded agreements acquired as a result of the OAC acquisition and on non-recourse notes which resulted from the Company's transfer of four unrated residual securities in December 1999 to Ocwen NIM Corp in exchange for non-recourse notes. See "Changes in Financial Condition - Bonds-Match Funded Agreements".

         Interest expense on obligations outstanding under lines of credit decreased $253 or 7% during the three months ended March 31, 2000 as compared to the same period in 1999 due to a $50,334 or 22% decrease in the average balance offset by an 126 basis-point increase in the weighted average interest rate. For the first quarter of 1999, lines of credit were used primarily to fund the acquisition and origination of subprime single family loans at OFS and Ocwen UK. The net decrease in the average balance reflects the closure of the domestic subprime origination business and the sale of Ocwen UK, offset by the assumption of lines as a result of the acquisition of OAC. The OAC lines are primarily collateralized by investments in real estate. See "Changes in Financial Condition - Obligations Outstanding Under Lines of Credit."

         Interest expense on notes, debentures and other increased $2,489 or 37% during the three months ended March 31, 2000 due to a $73,591 increase in the average balance and a 37 basis-point increase in the weighted average interest rate. The increase in the average balance is primarily due to the assumption of $140,487 of 11.5% notes as a result of the OAC acquisition, offset by the Company's repurchases of debt during 1999 and 2000. See "Changes in Financial Condition - Notes, Debentures and Other."

         PROVISIONS FOR LOAN LOSSES. Provisions for losses on loans are charged to operations to maintain an allowance for losses on the loan portfolio, the discount loan portfolio and match funded loans at a level which management considers adequate based upon an evaluation of known and inherent risks in such portfolios. Management's periodic evaluation is based on an analysis of the discount loan portfolio, the loan portfolio and match funded loans, historical loss experience, current economic conditions and trends, collateral values and other relevant factors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table presents the provisions for loan losses by the discount loan, loan portfolio and match funded loans for the three months indicated.

     For the three months ended March 31,               2000           1999
     ---------------------------------------------   ----------     ----------

     Discount loan................................   $    2,732     $    4,689
     Loan portfolio...............................         (155)          (950)
     Match funded loans...........................           31             --
                                                     ----------     ----------
                                                     $    2,608     $    3,739
                                                     ==========     ==========

         The decline in the provision for losses on the discount loan portfolio reflects the Company's strengthening of its allowance for loan losses through the reallocation of allowance from real estate owned during the first quarter of 1999. The negative provisions for loan losses in the loan portfolio reflect a continuing decline in the gross loan portfolio. See "Changes in Financial Condition - Loan Portfolio, Net," "Match Funded Loans and Securities" and "Discount Loan Portfolio." The following table sets forth the allowance for loan losses as a percentage of the respective loan balances at the dates indicated.

                                                  March 31, 2000                            March 31, 1999
                                    --------------------------------------    --------------------------------------
                                                      Loan       Allowance                      Loan       Allowance
                                     Allowance      Balance       as a %       Allowance      Balance       as a %
                                    ----------    ----------    ----------    ----------    ----------    ----------
Discount Loans..................    $   20,189    $  862,367          2.34%   $   23,868    $  917,048          2.60%
Loan portfolio..................         7,104       163,223          4.35         3,970       181,481          2.19
Match funded loans..............           526        99,998          0.53            --            --            --
                                    ----------    ----------                  ----------    ----------
                                    $   27,819    $1,125,588          2.47%   $   27,838    $1,098,529          2.53%
                                    ==========    ==========                  ==========    ==========

         For additional information regarding the Company's allowance for loan losses on the above portfolios, see "Changes in Financial Condition - Allowance for Loan Losses." For information relating to the Company's valuation allowance on real estate owned, see "Changes in Financial Condition - Real Estate Owned."

         NON-INTEREST INCOME. Non-interest income decreased $20,184 or 44% during the three months ended March 31, 2000. The following table sets forth the principal components of the Company's non-interest income during the three months indicated.

     For the three months ended March 31,                                         2000              1999
     ------------------------------------------------------------------        ---------         ---------
     Servicing fees and other charges..................................        $  20,668         $  18,251
     Gain on interest-earning assets, net..............................           10,994            20,225
     Impairment charges on securities available for sale...............           (6,833)              (83)
     (Loss) gain on real estate owned, net.............................           (7,007)              629
     Amorization of excess of net assets acquired over purchase price..            2,794                --
     Other income......................................................            4,775             6,553
                                                                               ---------         ---------
     Total.............................................................        $  25,391         $  45,575
                                                                               =========         =========

         The increases in servicing fees and other charges reflect an increase in loan servicing and related fees as a result of increases in the average balance of loans serviced for others. The average unpaid principal balance of loans serviced for others amounted to $10,787,325 and $10,439,310, during the three months ended March 31, 2000 and 1999, respectively. The increases in the average balance of loans serviced for others was primarily related to the acquisition of servicing, net of repayments. Servicing fees for the three months ended March 31, 2000 and 1999 included $3,790 and $2,407, respectively, of special servicing fees. The Company began entering into special servicing arrangements in 1998 wherein the Company has acted as a special servicer for third parties, typically as part of a securitization. Under these arrangements, the Company services loans that become greater than 90 days past due and receives incentive fees to the extent certain loss mitigation parameters are achieved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table sets forth the Company's loans serviced for others at March 31, 2000.

                                         Discount Loans         Subprime Loans          Other Loans                Total
                                     ---------------------  ---------------------  ---------------------  ----------------------
                                                  No. of                 No. of                 No. of                  No. of
                                       Amount      Loans      Amount      Loans      Amount      Loans      Amount       Loans
                                     ----------  ---------  ----------  ---------  ----------  ---------  -----------  ---------
Loans securitized..................  $  999,749     16,240  $  995,348      9,940  $       --         --  $ 1,995,097     26,180
Loans serviced for third parties...     907,780     15,600   6,895,712     85,882     933,499        573    8,736,991    102,055
                                     ----------  ---------  ----------  ---------  ----------  ---------  -----------  ---------
                                     $1,907,529     31,840  $7,891,060     95,822  $  933,499        573  $10,732,088    128,235
                                     ==========  =========  ==========  =========  ==========  =========  ===========  =========

         Net gains on interest-earning assets for the three months ended March 31, 2000 of $10,994 were primarily comprised of a $7,794 gain recognized in connection with the sale of 845 single family residential discount loans with an unpaid principal balance of $70,631 and a gain of $2,768 on the sale of a commercial subordinate security.

         Net gains on interest-earning assets in the three months ended March 31, 1999 of $20,225 were primarily comprised of $16,616 of net gains recognized in connection with the securitization of single family discount loans and domestic single family subprime loans, as presented in the table below, $4,394 of gains on sales of commercial subordinate securities and $1,184 of gains on sales of commercial discount loans.

         During the third quarter of 1999, the Company made a strategic decision to structure future securitizations as financing transactions, thereby precluding the use of gain-on-sale accounting. There were no securitizations of loans executed by the Company during the three months ended March 31, 2000. The following table sets forth the Company's net gains recognized in connection with the securitization of loans during the three months ended March 31, 1999.

                                                                                                    Book Value of
                                Loans Securitized                                                     Securities
-----------------------------------------------------------------------------                          Retained
                Types of Loans                     Principal     No. of Loans         Net Gain     (Non-Cash Gain)    Cash Gain
---------------------------------------------     -----------    ------------       -----------    ---------------   -----------
For the three months ended March 31, 1999:
------------------------------------------
Single family discount(1)....................     $   137,266           1,694       $    13,899      $     1,907     $    11,992
Domestic single family subprime..............          86,944             811             2,717            4,432              --
                                                  -----------     -----------       -----------      -----------     -----------
                                                  $   224,210           2,505       $    16,616      $     6,339     $    11,992
                                                  ===========     ===========       ===========      ===========     ===========

(1) Includes 384 loans with an unpaid principal balance of $24,880 securitized from the loan portfolio.

         Impairment charges on securities available for sale represent declines in fair value that were deemed to be other than temporary. See "Changes in Financial Condition - Securities Available for Sale."

         The following table sets forth the results of the Company's real estate owned (which does not include investments in real estate, as discussed below) during the three months indicated.

For the three months ended March 31,                     2000           1999
-------------------------------------------------     ---------      ---------

Gains on sales...................................     $   4,556      $   9,202
Provision for losses in fair value...............        (9,212)        (5,061)
Carrying costs, net..............................        (2,351)        (3,512)
                                                      ---------      ---------
(Loss) income on real estate owned, net..........     $  (7,007)     $     629
                                                      =========      =========

         See "Changes in Financial Condition - Real Estate Owned" for additional information regarding real estate owned.

         Amortization of excess of net assets acquired over a purchase price of $2,794 for the first quarter of 2000 resulted from the Company's acquisition of OAC on October 7, 1999. The acquisition resulted in an excess of net assets acquired over the purchase price of $60,042, which is being amortized on a straight-line basis over a period of five years. The

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

unamortized balance of the excess of net assets acquired over purchase price at March 31, 2000 was $54,041, as compared to $56,841 at December 31, 1999.

         Other income for the three months ended March 31, 2000 was primarily comprised of $3,497 of property valuation service fees earned by Ocwen Realty Advisors ("ORA"). Other income for the three months ended March 31, 1999 was primarily comprised of $3,689 of brokerage commissions earned in connection with Ocwen UK loan originations and $1,524 of management fees earned from OAC.

         NON-INTEREST EXPENSE. Non-interest expense decreased $19,602 or 38% during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease was due in part to the sale of Ocwen UK in September 1999 and the Company's closing of its domestic subprime lending operations at OFS, offset by an increase in non-interest expense related to OTX and the acquisition of OAC in October 1999.

         The following table sets forth the principal components of the Company's non-interest expense during the three months indicated.

For the three months ended March 31,                                      2000            1999
----------------------------------------------------------------       ----------      ----------
Compensation and employee benefits..............................       $   16,583      $   27,211
Occupancy and equipment.........................................            3,263           5,766
Technology and communication costs..............................            5,281           5,744
Loan expenses...................................................            3,930           4,128
Net operating (gains) losses on investment in real estate and
   certain low-income housing tax credit interests..............           (4,054)          1,848
Amortization of excess of purchase price over net assets
   acquired.....................................................              773             230
Other operating expenses........................................            6,745           7,196
                                                                       ----------      ----------
   Total........................................................       $   32,521      $   52,123
                                                                       ==========      ==========

         Compensation and employee benefits decreased during the first quarter of 2000 due in part to a decrease in the average number of full-time equivalent employees from 1,620 during the three months ended March 31, 1999 to 1,284 the three months ended March 31, 2000. The decrease in the average number of full-time equivalent employees reflects the sale of Ocwen UK and the closing of the domestic subprime lending operations. Compensation and employee benefit expense for the first quarter of 1999 included $5,149 related to Ocwen UK. Also contributing to the decline in compensation and employee benefits is the reversal of accrued profit sharing expense in the amount of $6,012 during the first quarter of 2000 as a result of the Company's decision to suspend its long-term incentive plan.

         The decrease in occupancy and equipment costs of $2,503 during the first quarter of 2000 was primarily due to a $1,113 decrease in rent expense and a $502 decrease in general office operating expenses. Occupancy and equipment expense for the first quarter of 1999 included $1,420 related to Ocwen UK.

         Technology and communication costs consists primarily of depreciation expense on computer hardware and software, technology-related consulting fees (primarily OTX) and telephone expense.

         Loan expenses for the first quarter of 1999 included $1,308 and $980 related to Ocwen UK and OFS, respectively. Excluding these amounts, loan expenses increased $2,090 in the first quarter of 2000, primarily due to a $1,856 increase in appraisal fees in connection with property valuation services provided by ORA.

         Net operating gains on investments in real estate and certain low-income housing tax credits during the three months ended March 31, 2000 includes $3,764 of operating income from investments in real estate acquired as a result of the OAC acquisition in October 1999. The first quarter of 2000 also includes $1,761 of equity in earnings related to certain loans which are accounted for as investments in real estate. See "Changes in Financial Condition
- Investments in Real Estate."

         Other operating expenses are primarily comprised of professional fees, marketing costs and travel costs. Other operating expenses for the first quarter of 1999 included $1,242 related to Ocwen UK.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         DISTRIBUTIONS ON COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY. In August 1997, Ocwen Capital Trust I ("OCT"), a wholly-owned subsidiary of the Company, issued $125.0 million of 10-7/8% Capital Securities, of which $15.0 million were repurchased during the fourth quarter of 1999. Cash distributions on the Capital Securities accrue from the date of original issuance and are payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10-7/8% of the liquidation amount of $1,000 per Capital Security. The Company recorded $3,194 and $3,399 of distributions to holders of the Capital Securities during the three months ended March 31, 2000 and 1999, respectively. See Note 3 to the Consolidated Financial Statements included in Item 1 (which is incorporated herein by reference) and "Changes in Financial Condition - Company-Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company."

         EQUITY IN LOSSES OF INVESTMENTS IN UNCONSOLIDATED ENTITIES. During the first quarter of 2000, the Company recorded equity in the losses of investments in unconsolidated entities of $2,260, as compared to losses of $1,245 for the first quarter of 1999. The increased losses are primarily related to the Company's investment in Kensington.

         During the first quarter of 2000 and 1999, the Company recorded equity in losses of Kensington of $2,334 and $1,142, respectively, including goodwill amortization. At March 31, 2000, the Company owned 35.84% of the total outstanding common stock of Kensington, an originator of non-conforming residential mortgages in the U.K.

         Equity in the losses of investments in unconsolidated entities for the first quarter of 1999 included the Company's equity in the losses of its investments in OAC and OPLP of $218. Prior to its acquisition of OAC in October 1999, the Company accounted for its investments in OAC and OPLP using the equity method.

         See "Changes in Financial Condition - Investment in Unconsolidated Entities,"

         INCOME TAX BENEFIT (EXPENSE). Income tax benefit (expense) amounted to $3,255 and ($2,368) during the three months ended March 31, 2000 and 1999, respectively. The Company's effective tax rate was 31% and 19.8% during the three months ended March 31, 2000 and 1999, respectively. The Company's effective tax rates reflect tax credits resulting from the Company's investment in low-income housing tax credit interests of $3,715 and $4,464 during the three months ended March 31, 2000 and 1999, respectively. See "Changes in Financial Condition - Investments in Low-Income Housing Tax Credit Interests."

CHANGES IN FINANCIAL CONDITION

         SECURITIES AVAILABLE FOR SALE. At March 31, 2000, securities available for sale amounted to $838,446 as compared to $587,518 at December 31, 1999, an increase of $250,928 or 43%. Securities available for sale are carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income in stockholders' equity, net of taxes. Unrealized losses on securities that reflect a decline in value which is other than temporary are charged to earnings. At March 31, 2000, securities available for sale included an aggregate of $1,496 of unrealized losses ($6,264 of gross losses and $4,768 of gross gains), as compared to $1,036 of unrealized gains ($6,967 of gross gains and $5,931 of gross losses), at December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

       The following table sets forth the fair value of the Company's securities available for sale at the dates indicated.

                                                                                                           Increase (Decrease)
                                                                     March 31,      December 31,      -----------------------------
                                                                      2000              1999            Dollars          Percent
                                                                   ------------     ------------      ------------     ------------
Mortgage-related  securities:
   Single family residential:
     Collateralized mortgage obligations (AAA-rated).......        $    700,195     $    392,387      $    307,808          78%
     BB-rated subordinates.................................               5,149            5,908              (759)        (13)
     B-rated subordinates..................................               5,179            6,098              (919)        (15)
     Unrated subordinates .................................              13,564           17,287            (3,723)        (22)
     Unrated subprime residuals ...........................             111,157          124,087           (12,930)        (10)
                                                                   ------------     ------------      ------------
                                                                        835,244          545,767           289,477          53
                                                                   ------------     ------------      ------------

 Multi-family residential and commercial:
     BB-rated subordinates.................................                  --           38,234           (38,234)       (100)
     Unrated subordinates..................................               3,188            3,503              (315)         (9)
     Unrated interest only.................................                  14               14                --          --
                                                                   ------------     ------------      ------------
                                                                          3,202           41,751           (38,549)        (92)
                                                                   ------------     ------------      ------------
          Total............................................        $    838,446     $    587,518      $    250,928          43
                                                                   ============     ============      ============

         The increase in securities available for sale during the three months ended March 31, 2000 was due primarily to $449,954 of purchases and $17,362 of net premium accretion offset by $106,099 of maturities and principal repayments, $83,163 of sales, $21,081 of principal shortfalls and $6,833 of impairment charges on certain subordinates and residual securities.

         At March 31, 2000, the fair value of the Company's investment in subordinate and residual interests amounted to $138,237 ($138,542 amortized cost) or 16% of total securities available for sale and supported senior classes of securities.

         Historically, the Company has determined the present value of anticipated cash flows at the time each securitization transaction closes, utilizing valuation assumptions appropriate for each particular transaction. The significant valuation assumptions have included the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, the Company currently applies a discount rate of 18% and 25% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During 2000, the Company utilized proprietary prepayment curves (reaching an approximate range of annualized rates of 10% - 45%). During 1999, the Company estimated annual losses of between 0.60% and 7.00% of the unpaid principal balance of the underlying loans.

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

         The Company periodically assesses the carrying value of its subordinate securities and residual securities retained as well as the servicing assets for impairment. There can be no assurance that the Company's estimates used to determine the gain on securitized loan sales, subordinate securities and residual securities retained and servicing asset valuations will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's subordinate securities and residual securities retained and/or servicing assets may be decreased during the period management recognized the disparity. Other factors may also result in a write-down of the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

Company's subordinate securities and residual securities in subsequent months. During the first quarter of 2000, the Company recorded $6,833 of impairment charges on its portfolio of subordinate and residual securities as a result of declines in value that were deemed to be "other than temporary."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following tables detail the Company's securities available for sale portfolio at March 31, 2000, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors.

SECURITIZATION                                                                                           ANTICIPATED
(ISSUER)                                                                                    SUBORDI-      YIELD TO      PROSPECTIVE
--------------                                                    CLASS SIZE                NATION/OC    MATURITY AT     YIELD TO
SINGLE-FAMILY                 ISSUE               RATING          ----------      INTEREST  LEVEL AT:    -----------    MATURITY AT:
RESIDENTIAL          SECURITY  DATE   RATING     AGENCIES    ISSUANCE   3/31/00  PERCENTAGE  3/31/00  PURCHASE  3/31/00   3/31/00
                     -------- -----   ------     --------    --------   -------  ---------- --------  --------  ------- ------------
Subordinates:
BCF 1996 R1(5)........   B3   Oct-96    UR       (a), (b)     $70,773   $40,400     50.00%    None      15.70%    8.37%      31.84%
BCF 1997 R1(5)........   B4   Mar-97    UR       (b), (c)      21,784     5,629     49.71     None      13.46   (37.67)      41.76
BCF 1997 R2 (5).......   B4   Jun-97  Ba2, BB    (b), (c)       6,358     5,663     73.54     7.49%      9.58     9.27       43.46
                         B5            B2,B                     6,264     5,581     73.54     3.65      10.74     9.58      145.27
                         B6             UR                     13,883     5,302     73.54     None      15.98     3.83         N/A
BCF 1997 R3 (5).......   B4   Dec-97    UR       (b), (d)      69,582    31,464     50.24     None      15.84   (34.76)      66.32
ORMBS 1998 R1 (6).....   B4   Mar-98    UR       (b), (d)     101,774    66,841     50.34     None      20.50   (31.55)      13.31
ORMBS 1998 R2 (6).....  B4A   Jun-98    Ba2        (b)          1,056       970    100.00     6.18      13.22    (6.49)      62.22
                        B4F             Ba2                       937       880    100.00     6.05      19.23    (8.63)      28.99
                        B5A             B2                        880       839    100.00     4.43      23.78    (2.10)     116.20
                        B5F             B2                        937       880    100.00     3.74      11.78   (11.12)      31.98
                        B6A             UR                      3,696     2,114    100.00     None      16.72    18.31      427.67
                        B6F             UR                      3,345     1,419    100.00     None      19.50   (20.14)      39.39
ORMBS 1998 R3 (6).....   B4   Sep-98  Ba2, BB    (b), (d)      11,765    11,444     85.87     8.79      11.71   (32.52)      24.85
                         B5            B2, B                    9,151     8,901     85.87     4.76      16.54   (29.77)     100.78
                         B6             UR                     26,145    10,529     85.87     None      18.00   (22.54)     415.03
ORMBS 1999 RI  (6)....  B5A   Mar-99   B2, B     (b), (d)       1,630     1,540    100.00     5.47      17.73    27.25       17.77
                        B5F            B2, B                    1,843     1,647    100.00     5.41      17.74    30.94       28.04
                        B6A             UR                      3,586     2,890    100.00     None      18.00    56.50       45.40
                        B6F             UR                      4,299     3,630    100.00     None      18.00    83.91      118.16
ORMBS 1999 R2 (6) ....   B4   Jun-99    BB     (a),(c),(d)     10,530    10,292    100.00     9.35      13.45    27.02       25.16
                         B5              B                      4,680     4,581    100.00     5.03      18.45    61.44       98.05
                         B6             UR                      7,020     5,325    100.00     None      18.00   147.53      521.80
CSFB 1996-1R
(ITT 94-P1) (7).......  4B2   Oct-96    UR       (b), (c)       1,046       153    100.00     None        N/A      N/A         N/A

Subprime residuals:
SBMS 1996 3 (1).......   R    Jun-96    UR       (a), (b)     130,062    29,825    100.00    17.47      15.52     1.80       21.26
MLM1 1996 1 (2).......   R    Sep-96    UR       (a), (b)      81,142    17,632    100.00    27.39      15.16     3.04       23.27
MS 1997 1 (3).........   X1   Jun-97    UR       (a), (b)      17,727    10,510    100.00     5.92      21.47    18.12       25.82
                         X2                                    87,118    20,293              15.21      20.38     1.32       16.18
1997 OFS 2 (4)........   X    Sep-97    UR       (a), (b)     102,201    31,801    100.00    10.08      19.65     2.79       20.04
1997 OFS 3 (4)........   X    Dec-97    UR       (a), (b)     208,784    84,429    100.00    10.82      19.59     8.41       28.24
1998 OFS 1 (4)........   X    Mar-98    UR       (b), (d)     161,400    74,886    100.00     3.72      18.00     4.24       14.43
1998 OFS 2 (4)........   X    Jun-98    UR       (a), (b)     382,715   175,274    100.00     7.91      19.46     1.41       15.85
1998 OFS 3 (4)........   X    Sep-98    UR       (a), (d)     261,649   177,247    100.00     4.45      18.00     6.71       15.46
1998 OFS 4 (4)........   X    Dec-98    UR    (a), (b), (c)   349,000   277,269    100.00     3.86      18.00     4.98       19.91
1999 OFS 1 (4) .......   X    Jun-99    UR       (a), (b)     148,628   134,800    100.00     4.75      18.00    14.09       15.18
SASCO 1998-2(11)......   X    Jan-98    UR       (a), (c)     600,052   238,959    100.00     2.20      16.00     0.95       15.94
SASCO 1998-3(11)......   X    Mar-98    UR       (a), (c)     769,671   312,843    100.00     4.31      17.04     1.94       15.61
MLMI 1998-FF 1(2).....   X    Jun-98    UR       (a), (c)     198,155    71,328    100.00     4.17      18.57     6.18        9.72
PANAM 1997-1(12)......   X    Dec-97    UR       (a), (b)     113,544    42,368    100.00     8.02      22.45     1.66       14.98
                       Prepay           UR                                                              25.69     7.64       (2.46)
                        Pen
LHELT 1998-2 (13).....   X    Jun-98    UR       (b), (c)     209,225   111,641    100.00               18.55    14.84       38.81

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

SECURITIZATION                                                                                           ANTICIPATED
(ISSUER)                                                                                    SUBORDI-      YIELD TO      PROSPECTIVE
--------------                                                    CLASS SIZE                NATION/OC    MATURITY AT     YIELD TO
SINGLE-FAMILY                 ISSUE             RATING            ----------      INTEREST  LEVEL AT:    -----------    MATURITY AT:
RESIDENTIAL          SECURITY  DATE   RATING   AGENCIES      ISSUANCE   3/31/00  PERCENTAGE  3/31/00  PURCHASE  3/31/00   3/31/00
                     -------- -----   ------   --------      --------   -------  ---------- --------  --------  ------- ------------
Subordinates:
EQUICON 1994-2 (14).  B Fix   Oct-94   UR   (a), (b), (c)     $78,846    $17,809     100.00%    6.32    18.00%  103.70%    29.69%
                      B Var            UR                      32,306      3,475     100.00    30.21    18.00    35.05     28.38
                       B-2
EQUICON 1995-1 (14).  B Fix,  May-95   UR   (a), (b), (c)      70,024     12,787     100.00    10.68    18.00    30.70        --
                      B Var            UR                      40,519      5,489     100.00    12.64    18.00   100.12        --
EQUICON 1995-2 (14).  B Fix   Oct-95   UR      (a), (b)        79,288     18,105     100.00    13.59    18.00    33.35    163.45
                      B Var            UR                      39,667      5,065     100.00    16.71    18.00    86.31    100.04
ACCESS 1996-1 (15)..  B.Fix,  Feb-96   UR      (a), (b)       120,015     30,133     100.00     7.28    18.00    28.12    143.39
                      B Var            UR                      55,362      8,164     100.00    17.26    18.00    29.38     68.80
ACCESS 1996-2 (15).. B-I,BI-S May-96   UR      (a), (b)       142,259     37,646     100.00    12.52    18.00    17.59     40.59
                       B-II            UR                      68,345      9,790     100.00    14.44    18.00    16.35     55.49
                      BII-S
ACCESS 1996-3 (15)..   B-I,   Aug-96   UR      (a), (b)       107,712     29,154     100.00    16.02    18.00    10.61     53.79
                       BI-S
                       B-II            UR                      99,885     14,781     100.00    21.86    18.00    16.02     84.00
                      BII-S
ACCESS 1996-4 (15)..  B, B-2  Nov-96   UR      (a), (b)       239,778     50,549     100.00    25.98    18.00    11.16     21.03
ACCESS 1997-1 (15)..  B, B-S  Feb-97   UR      (a), (b)       276,442     75,867     100.00    26.55    18.00    11.05     27.61
ACCESS 1997-2 (15)..  B, B-S  May-97   UR      (a), (b)       185,197     51,880     100.00    18.43    18.00     4.82     19.72
ACCESS 1997-3 (15)..  B, B-S  Oct-97   UR      (a), (b)       199,884     61,317     100.00    13.12    18.00    12.21     33.91
OCWEN 98 - OAC 1       N/A    Nov-98   UR      (a), (b)       182,178    106,362     100.00    11.70    N/A        N/A      N/A
(16)................

CMR1 (17)........... Deferred Apr-96   UR      (a), (e)        47,802(9)  19,180(19) 100.00    11.34    19.80    21.17     21.46
                       Comp
CMR2 (17)........... Deferred Nov-96   UR    (a), (c), (e)    106,692(18) 41,120(19) 100.00    12.28    18.00    27.60     26.83
                       Comp
CMR3 (17)........... Deferred Nov-96   UR    (a), (c), (e)    195,610(18) 79,196(19) 100.00    16.81    18.00    35.42     36.97
                       Comp
CMR4 (17)........... Deferred Feb-97   UR    (a), (c), (e)    108,630(18) 49,803(19) 100.00     8.65    18.00    27.26     27.74
                       Comp
CMR6 (17)........... Deferred May-97   UR    (a), (c), (e)     91,442(18) 41,745(19) 100.00     8.88    18.00    27.39     27.38
                       Comp

MULTI-FAMILY
RESIDENTIAL
Subordinates:
SBMS 1997-HUD1 (20)     B5    Apr-97 B2, n.a.  (b), (d)         9,785      9,271     100.00     1.48    16.87     4.09     17.69
                        B6    Apr-97   UR                      16,998      2,702     100.00     None    22.86    (9.53)    44.26
ORMBS 1998-R1 (21)      B4    Mar-98   UR      (b), (d)       101,774     66,841      32.15     None    13.75   (24.49)    17.80
GECMS 1994-12  (22)     B4    Mar-94   UR    (a), (b), (c)      2,069      1,349     100.00     None    19.37    21.09     69.14

ISSUERS:
(1) Salomon Brothers Mortgage Securities VII            (14) Equicon Mortgage Loan Trust                   Rating Agencies:
(2) Merrill Lynch Mortgage Investors, Inc.              (15) Access Financial Mortgage Loan Trust          (a) S&P
(3) Morgan Stanley ABS Capital I, Inc.                  (16) Ocwen Residential Mortgage-Backed Securities  (b) Moody's
(4) Ocwen Mortgage Loan Asset Backed Certificates       (17) City Mortgage Receivable                      (c) Fitch
(5) BlackRock Capital Finance L.P.                      (18) Dollar equivalent of amounts in British       (d) DCR
(6) Ocwen Residential MBS Corporation                        pounds at the rate of exchange that           (e) Duff
(7) Ocwen Mortgage Loans                                     prevailed at the time of Issuance.
(8) Credit Suisse First Boston (ITT Federal Bank, FSB)  (19) Dollar equivalent of amounts in British       Other:
(9) Federal National Mortgage Association                    pounds at the rate of exchange at 12/31/99    N/A - Not Available
(10) Berkley Federal Bank & Trust                       (20) Salomon Brothers Mortgage Securities
(11) Structured Asset Securities Corp.                  (21) Ocwen Mortgage Loan Trust.                    RF - Reserve funds are
(12) Pan American Bank, FSB                             (22) GE Capital Mortgage Services, Inc.                 actual cash reserves
(13) Lehman Home Equity Loan Trust

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                            WEIGHTED   WEIGHTED     TOTAL    ACTUAL LIFE  ACTUAL LIFE
                            AVERAGE    AVERAGE   DELINQUENCY   TO DATE      TO DATE                           COLLATERAL BALANCE
                           COUPON AT   LTV/DSCR      AT         CPR AT     LOSSES AT      PRODUCT TYPE AT     ------------------
SECURITIZATION (ISSUER)     3/31/00   AT 3/31/00   3/31/00     3/31/00      3/31/00           3/31/00         ISSUANCE   3/31/00
-------------------------  ---------  ---------- ----------- -----------  -----------     ---------------     --------   -------
SINGLE-FAMILY RESIDENTIAL
Subordinates:
BCF 1996 R1 (5).........      10.04%    103.34%     11.07%      13.85%    $  26,680     98% Fixed, 2% ARM    $505,513   $276,219
BCF 1997 R1 (5).........      10.07     109.78      21.03       13.87        15,372     97% Fixed, 3% ARM     177,823    107,155
BCF 1997 R2 (5).........       8.16      83.18      23.71       14.04         7,537     25% Fixed, 75% ARM    251,790    145,256
BCF 1997 R3 (5).........       9.62     119.48      18.95       12.28        35,681     98% Fixed, 2% ARM     579,851    406,324
ORMBS 1998 R1 (6).......       8.92     122.29      22.91       10.23        32,008     98% Fixed, 2% ARM     565,411    450,712
ORMBS 1998 R2 (6).......       9.02      86.62      24.74       15.51         3,185     44% Fixed, 56% ARM    123,917     85,745
ORMBS 1998 R3 (6).......       8.95     127.23      34.68       10.25        14,906     99% Fixed, 1% ARM     261,452    221,063
ORMBS 1999 R1 (6).......       9.08      85.65      26.76       13.97           634     57% Fixed, 43% ARM    147,101    119,866
ORMBS 1999 R2 (6).......       9.37     113.38      26.55        9.53         1,573     100% Fixed            117,004    105,906
CSFB 1996 1R
(ITT 94-P1) (7) ........       7.26       N/A        0.00       N/A             156     100% 1-Year CMT        32,487      4,992

Subprime residuals:
SBMS 1996 3 (1).........      11.15      67.93      20.50       32.07         3,499     61% Fixed, 39% ARM    130,062     29,825
MLM1 1996 1 (2).........      11.69      73.34      26.50       34.96         2,193     36% Fixed, 64% ARM     81,142     17,632
MS 1997 1 (3)...........      10.54      76.01      17.48       35.56         2,055                            17,727     10,510
                              11.85      73.88                                          34% Fixed, 66% ARM     87,118     20,293
1997 OFS 2 (4)..........      11.50      78.81      16.28       36.93         2,436     23% Fixed, 77% ARM    102,201     31,801
1997 OFS 3 (4)..........      10.95      80.33      24.86       32.72         3,905     21% Fixed, 79% ARM    208,784     84,429
1998 OFS 1 (4)..........      11.15      79.75      22.47       31.56         3,483     17% Fixed, 83% ARM    161,400     74,886
1998 OFS 2 (4)..........      11.11      77.11      18.13       35.50         5,962     43% Fixed, 57% ARM    382,715    175,274
1998 OFS 3 (4)..........      10.39      78.64      22.73       22.41         3,238     31% Fixed, 69% ARM    261,649    177,247
1998 OFS 4 (4)..........      10.45      79.11      24.90       15.78         3,122     43% Fixed, 57% ARM    349,000    277,269
1999 OFS 1 (4)..........       9.86      76.71      15.58       11.58           119     66% Fixed, 34% ARM    146,628    134,800
SASCO 1998-2(11)........      11.13      73.44      20.00       34.19         6,573     34% Fixed, 66% ARM    600,052    238,959
SASCO 1998-3(11)........      11.11      75.34      17.36       35.85         5,664     14% Fixed, 86% ARM    769,671    312,843
MLMI 1998-FF 1(2).......      11.14      77.47      18.08       42.34           411     100% ARM              198,155     71,328
PANAM 1997-1(12)........      11.17      85.02      22.46       35.46         4,441     100% ARM              113,544     42,368
LHELT 1998-2 (13).......      10.81      75.27      13.89       28.51         1,118     47% Fixed, 53% ARM    209,225    111,641
EQUICON 1994-2 (14).....       9.94      90.35      20.99       32.08         1,361     100% Fixed             78,846     17,809
                              11.37      96.06                                          100% ARM               32,306      3,475
EQUICON 1995-1 (14).....      11.99      84.63      34.71       30.50         2,708     100% Fixed             70,024     12,787
                              12.10      90.21                                          100% ARM               40,519      5,489
EQUICON 1995-2 (14).....      10.77      87.55      33.38       34.38         2,559     100% Fixed             79,288     18,105
                              11.92      76.38                                          100% ARM               39,667      5,065
ACCESS 1996-1 (15)......      10.81      79.89      31.50       32.58         3,683     100% Fixed            120,015     30,133
                              11.92      78.65                                          100% ARM               55,362      8,164
ACCESS 1996-2 (15)......      10.96      75.25      30.83       34.39         4,719     100% Fixed            142,259     37,646
                              11.74      76.56                                          100% ARM               68,345      9,790
ACCESS 1996-3 (15)......      11.44      76.72      38.15       36.99         3,996     100% Fixed            107,712     29,154
                              12.33      78.32                                          100% ARM               99,885     14,781
ACCESS 1996-4 (15)......      12.01      76.95      38.04       39.33         5,227     53% Fixed, 47% ARM    239,778     50,549
ACCESS 1997-1 (15)......      11.78      82.81      39.94       37.47         8,162     60% Fixed, 40% ARM    276,442     75,867
ACCESS 1997-2 (15)......      11.57      81.56      36.63       39.67         4,059     56% Fixed, 44% ARM    185,197     51,880
ACCESS 1997-3 (15)......      11.57      81.72      34.64       40.18         2,984     51% Fixed, 49% ARM    199,884     61,317
OCWEN 98 - OAC 1 (16)...       8.73      80.92       5.93       31.03           350     27% Fixed, 73% ARM    182,178    106,362

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                            WEIGHTED   WEIGHTED     TOTAL    ACTUAL LIFE  ACTUAL LIFE
                            AVERAGE    AVERAGE   DELINQUENCY   TO DATE      TO DATE                           COLLATERAL BALANCE
                           COUPON AT   LTV/DSCR      AT         CPR AT     LOSSES AT    PRODUCT TYPE AT       ------------------
SECURITIZATION (ISSUER)     3/31/00   AT 3/31/00   3/31/00     3/31/00      3/31/00         3/31/00          ISSUANCE     3/31/00
-----------------------     -------   ----------   -------     -------      -------         -------          --------     -------
SINGLE-FAMILY RESIDENTIAL
Subordinates:
CMR1 (17)...............      13.37      N/A        38.12       22.60           814   100% Amortizing        47,802(9)  19,180(10)

CMR2 (17)...............      12.55      N/A        27.60       24.03         1,259   89.86% Amort 10.14%   106,692(9)  41,120(10)
                                                                                      IO mortgages
CMR3 (17)...............      13.49      N/A        16.39       20.45         2,917   62.25% Amort 27.75%   195,610(9)  79,196(10)
                                                                                      IO mortgages
CMR4 (17)...............      13.71      N/A        35.73       22.28         1,548   89.05% Amort 10.95%   108,630(9)  49,803(10)
                                                                                      IO mortgages
CMR6 (17)...............      13.58      N/A        34.48       24.42         1,063   95.61% Amort 4.39%     91,442(9)  41,745(10)
                                                                                      IO mortgages

MULTI-FAMILY RESIDENTIAL
Subordinates:
FNMA 1995 M2 (3) FNMA          9.57     1.35           --       12.59            --  100% Multi-family     216,797    116,413
  1995-M2  (9)
SBMS 1997-HUD1 (20).....       9.79   111.69        10.44       15.98        13,600   97% Fixed             326,147    182,499
ORMBS 1998-R1 (21)......       8.92   122.29        22.91       10.23        32,008   98% Fixed             565,411    450,712
GECMS 1994-12  (22).....       6.81    66.06           --        8.70            --  100% Fixed             516,732    211,487

         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie the Company's subordinated and residual securities available for sale at March 31, 2000.

DESCRIPTION                        CALIFORNIA     FLORIDA       TEXAS       NEW YORK        UK        OTHER (1)        TOTAL
-----------                        ----------    --------      --------     --------     --------     ---------      --------
Single family residential.......    $ 640,287    $289,877      $284,015     $195,693     $200,311     $2,089,410     $3,699,593

Commercial......................       45,102      21,716         4,226       25,206           --        117,115        213,365

Multi-family ...................        1,026          --            --           62           --          1,626          2,714

                                    ---------    --------      --------     --------     --------     ----------     ----------
Total ..........................    $ 686,415    $311,593      $288,241     $220,961     $200,311     $2,208,151     $3,915,672
                                    =========    ========      ========     ========     ========     ==========     ==========

Percentage (2)..................          18%           8%            7%           6%           5%            56%           100%
                                    ========     ========      ========     ========     ========     ==========     ==========

(1)      No other individual state makes up more than 4% of the total of other.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

                                                                                                        ANTICIPATED
                                                                    ORIGINAL    ANTICIPATED               WEIGHTED
                                                                   ANTICIPATED   YIELD TO                 AVERAGE     PROSPECTIVE
                               AMORTIZED                PERCENT     YIELD TO     MATURITY                REMAINING     YIELD AT
     RATING/DESCRIPTION           COST     FAIR VALUE    OWNED      MATURITY   AT 3/31/00 (1)   COUPON    LIFE (2)      3/31/00
-----------------------------  ---------   ----------   -------    ----------- --------------   ------  -----------   -----------
SINGLE-FAMILY RESIDENTIAL:
    BB-rated subordinates....  $   4,285   $   5,149      87.26%      13.15%        0.82%        6.91%      2.97         32.31%
    B-rated subordinates.....      4,468       5,179      93.81       16.84         8.16         7.44       2.46         47.43
    Unrated subordinates.....     13,680      13,564      52.02       14.48        (8.70)        8.13       2.78         38.95
    Unrated subprime             113,095     111,157      99.28       18.33         9.30         N/A        5.80         21.50
      residuals..............

MULTI-FAMILY AND COMMERCIAL:
    Unrated subordinates.....      3,188       3,188     100.00      22.15         15.47        0.00        2.98         14.21
    Unrated interest only....         --          14        N/A         --         47.53          --         N/A           N/A
                               ---------   ---------
                               $ 138,716   $ 138,251
                               =========   =========

(1) Changes in the March 31, 2000 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions, loss assumptions and charges taken to reduce the value of the securities.

(2) Equals the weighted average life based on the March 31, 2000 book value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following is a glossary of terms included in the above tables.

         ACTUAL LIFE TO DATE CPR - The Constant Prepayment Rate is used to measure the average prepayment rate for the underlying mortgage pool(s) over the period of time lapsed since the issuance of the securities through the date indicated and is calculated as follows:

         Actual Life to Date CPR = 100 x [(1 - Final  Aggregate  Balance actual      ) x (       12       )]
                                         [(    ------------------------------------- )   (--------------- )]
                                         [(    Final  Aggregate  Balance scheduled   )   (Months In Period)]

         ACTUAL LIFE-TO-DATE LOSSES - Represents cumulative losses of the original collateral at the indicated date.

         ANTICIPATED YIELD TO MATURITY AT MARCH 31, 2000- Effective yield based on the purchase price, actual cash flows received from inception until the respective date, and the then current estimate of future cash flows under the assumptions at the respective date.

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

         OVER-COLLATERIZATION LEVEL - For residual interest in residential mortgage-backed securities, over-collaterization ("OC") is the amount by which the collateral balance exceeds the sum of the bond principal amounts. OC is achieved by applying monthly a portion of the interest payments of the underlying mortgages toward the reduction of the class certificate principal amounts, causing them to amortize more rapidly than the aggregate loan balance. The OC percentage, expressed as a percentage of the outstanding collateral balance, represents the first tier of loss protection afforded to the non-residual holders. The OC percentage also determines whether the over-collaterization target has been satisfied as of a specific date, such that cash flows to the residual holder are warranted. To the extend not consumed by losses on more highly rated bonds, OC is remitted to the residual holders.

         PROSPECTIVE YIELD - Effective yield based on the amortized cost of the investment, after impairments, and the then current estimate of the future cash flows under the assumptions at the respective date.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

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

         LOANS AVAILABLE FOR SALE. Loans which the Company presently does not intend to hold to maturity are designated as available for sale and are carried at the lower of cost or aggregate market value. Loans available for sale, which are comprised primarily of subprime single family residential loans, decreased by $8,370 or 19% during the first quarter of 2000.

         Composition of Loans Available for Sale. The following table sets forth the composition of the Company's loans available for sale by type of loan at the dates indicated.

                                                 March 31,        December 31,
                                                   2000               1999
                                               ------------       ------------

Single family residential loans......          $     36,736       $     45,084
Consumer loans.......................                   107                129
                                               ------------       ------------
                                               $     36,843       $     45,213
                                               =============      ============

         The loans available for sale portfolio is secured by mortgages on property located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loans available for sale were located at March 31, 2000:

                                  Single family
                                   Residential       Consumer          Total
                                   -----------     ------------     -----------

New Jersey...................      $     7,332     $         --     $     7,332
Florida......................            5,010               51           5,061
Illinois.....................            3,120               --           3,120
New York.....................            3,013               --           3,013
California...................            2,385               --           2,385
Other (1)....................           15,876               56          15,932
                                   -----------     ------------     -----------
Total........................      $    36,736     $        107     $    36,843
                                   ===========     ============     ===========

(1) Consists of properties located in 35 other states, none of which aggregated over $2,303 in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Activity in Loans Available for Sale. The following table sets forth the activity in the Company's net loans available for sale during the three months indicated:

For the three months ended March 31,                       2000         1999
------------------------------------------------------  ---------    ---------

Balance at beginning of period .......................  $  45,213    $ 177,847
Purchases:
   Single family residential .........................         --       14,663
Originations:
   Single family residential (1) .....................         --      298,803

Sales  (2) ...........................................     (2,961)    (101,465)
Decrease (increase) in lower of cost or market
valuation allowance ..................................         42         (645)
Principal repayments, net of capitalized interest ....     (2,322)     (10,290)
Transfer to real estate owned ........................     (3,129)      (4,819)
                                                        ---------    ---------
   Net (decrease) increase in loans ..................     (8,370)     196,247
                                                        ---------    ---------
Balance at end of period .............................  $  36,843    $ 374,094
                                                        =========    =========

(1) Includes $140,525 originated by Ocwen UK during the first quarter of 1999.

(2) Includes the securitization of 811 domestic subprime single family residential loans during the three months ended March 31, 1999 which had an unpaid principal balance of $86,944. See "Results of Operations
         - Non-interest Income."

         The following table presents a summary of the Company's non-performing loans in the loans available for sale portfolio at the dates indicated:

                                                   March 31,       December 31,
                                                     2000             1999
                                                  -----------      -----------

 Non-performing loans:
    Single family loans..................         $    11,851      $    15,319
    Consumer loans.......................                   4                1
                                                  -----------      -----------
                                                  $    11,855      $    15,320
                                                  ===========      ===========
 Non-performing loans as a percentage of:
    Total loans available for sale........             32.18%           33.88%
    Total assets..........................              0.34%            0.46%

         Non-performing loans available for sale consist primarily of subprime single family residential loans, reflecting the higher risk associated with such loans.

         LOAN PORTFOLIO, NET. Loans held for investment in the Company's loan portfolio are carried at amortized cost, less an allowance for loan losses, because the Company has the ability and presently intends to hold them to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Composition of Loan Portfolio. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                    March 31,      December 31,
                                                      2000             1999
                                                   -----------     -----------

Single family residential loans................    $     3,418     $     4,334
Multi-family residential loans:
    Permanent..................................         21,592          23,430
    Construction...............................         67,781          57,936
                                                   -----------     -----------
       Total multi-family residential..........         89,373          81,366
                                                   -----------     -----------
Commercial real estate:
     Hotels:
       Construction............................         38,635          38,645
     Office buildings..........................         58,071          64,745
     Land......................................          1,195           2,238
     Other.....................................             --              --
                                                   -----------     -----------
      Total commercial real estate.............         97,901         105,628
Consumer.......................................             68              82
                                                   -----------     -----------
     Total loans...............................        190,760         191,410
Undisbursed loan proceeds......................        (26,049)        (24,654)
Unamortized deferred fees......................         (1,488)         (2,089)
Allowance for loan losses......................         (7,104)         (7,259)
                                                   -----------     -----------
     Loans, net................................    $   156,119     $   157,408
                                                   ===========     ===========

         The loan portfolio is secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loans were located at March 31, 2000:

                              Single Family      Multi-family     Commercial
                               Residential       Residential      Real Estate        Consumer           Total
                              -------------      ------------     ------------     ------------     ------------
New York.................      $        647      $     41,222     $     19,769     $         30     $     61,668
California...............               403            18,749            2,920               --           22,072
Delaware.................               500                44           13,293               --           13,837
Florida..................                88                --           12,780               --           12,868
Massachusetts............                --                --           10,218               --           10,218
Other (1)................             1,780            29,358           38,921               38           70,097
                               ------------      ------------     ------------     ------------     ------------
Total....................      $      3,418      $     89,373     $     97,901     $         68     $    190,760
                               ============      ============     ============     ============     ============

(1) Consists of properties located in 21 other states, none of which aggregated over $9,251 in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Activity in the Loan Portfolio. The following table sets forth the activity in the Company's gross loan portfolio during the three months indicated.

For the three months ended March 31,                     2000          1999
--------------------------------------------------    ----------    ----------

Balance at beginning of period....................    $  191,410    $  244,819
Originations:
   Single family residential loans................            --            --
   Multi-family residential loans.................            --         2,467
   Commercial real estate loans...................        10,213         5,100
   Commercial non-mortgage and consumer loans.....           970            --
                                                      ----------    ----------
     Total loans originated.......................        11,183         7,567
                                                      ----------    ----------
Sales (1).........................................          (251)      (28,880)
Principal repayments..............................       (11,308)      (31,051)
Transfer to real estate owned.....................          (274)       (2,466)
                                                      ----------    ----------
Net (decrease) increase in loans..................          (650)      (54,830)
                                                      ----------    ----------
Balance at end of period..........................    $  190,760    $  189,989
                                                      ==========    ==========

(1) Included in sales for the three months ended March 31, 1999 is the securitization of 384 single family residential loans with an aggregate unpaid principal balance of $24,880.

       The following table sets forth certain information relating to the Company's non-performing loans in its loan portfolio at the dates indicated:

                                                       March 31,   December 31,
                                                         2000          1999
                                                      ----------    ----------

 Non-performing loans:
  Single family residential loans...............      $      544    $      982
  Multi-family residential loans (1)............           9,555        11,037
  Commercial real estate and other (2)..........          25,062        19,360
                                                      ----------    ----------
     Total......................................      $   35,161    $   31,379
                                                      ==========    ==========

 Non-performing loans as a percentage of:
  Total loans (3)...............................          21.54%        19.06%
  Total assets..................................           1.01%         0.95%

 Allowance for loan losses as a percentage of:
     Total loans (3)............................           4.35%         4.41%
     Non-performing loans.......................          20.20%        23.13%

(1) Non-performing multi-family residential loans at March 31, 2000 were primarily attributable to 11 loans with an aggregate balance of $9,555, all of which management believes are well collateralized.

(2) Non-performing commercial real estate loans at March 31, 2000 were primarily attributable to 13 loans with an aggregate balance of $25,062, all of which management believes are well collateralized

(3) Total loans is net of undisbursed loan proceeds and unamortized deferred fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         MATCH FUNDED LOANS AND SECURITIES. Match funded loans and securities are comprised of the following at the dates indicated:

                                                       March 31,    December 31,
                                                         2000          1999
                                                       ---------    ------------

Single family residential loans (1)................    $  99,998     $ 105,596
Allowance for loan losses..........................         (526)         (495)
                                                       ---------     ---------
   Match funded loans, net.........................       99,472       105,101
Match funded securities available for sale.........       46,492        52,693
                                                       ---------     ---------
Balance at end of period...........................    $ 145,964     $ 157,794
                                                       =========     =========

(1) Includes $1,350 and $1,127 of non-performing loans at March 31, 2000 and December 31, 1999, respectively.

         The match funded loans are secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loans were located at March 31, 2000:


                     Michigan.............         $ 21,623
                     California...........           10,907
                     Florida..............            6,649
                     Texas................            5,942
                     Massachusetts........            4,686
                     Other (1)............           50,191
                                                   --------
                     Total................         $ 99,998
                                                   ========

(1) Consists of properties located in 42 other states, none of which aggregated over $3,947 in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following tables detail the Company's match funded securities at March 31, 2000, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors.

                                                                                                 OVER
                                              CLASS                        COLLATERAL      COLLATERIZATION
                                   ISSUE    DESIGNATION     RATING           BALANCE           LEVEL AT        PRODUCT TYPE AT
  SECURITIZATION      SECURITY     DATE       LETTER       AGENCIES      ISSUANCE 3/31/00       3/31/00            3/31/00
------------------    --------     ----     -----------    --------    -------------------- ---------------    ---------------
SASCO 1998-2(1)          X         Jan-98      NR        S&P, Fitch    $600,052   $ 238,959      2.20% OC    34% Fixed, 66% ARM
SASCO 1998-3(1)          X         Mar-98      NR        S&P, Fitch     769,671     312,843      4.31% OC    14% Fixed, 86% ARM
MLMI 1998-FF1(2)         X         Jun-98      NR        S&P, Fitch     198,155      71,328      4.17% OC    100% ARM
LHELT 1998-2(3)          X         Jun-98      NR      Moody's, Fitch   209,225     111,641      7.05% OC    47% Fixed, 53% ARM
OCWEN 98-OAC-1(4)       N/A        Nov-98      NR       S&P, Moody's    182,178     106,362     11.70% OC    27% Fixed, 73% ARM

                                                                                  ACTUAL        ACTUAL
                                      WEIGHTED       WEIGHTED       ACTUAL        LIFE TO       LIFE TO
                                      AVERAGE         AVERAGE     DELINQUENCY      DATE          DATE             YIELD TO
                                   INTEREST RATE      LTV AT:         AT:         CPR AT:     LOSSES AT:        MATURITY AT:
   SECURITIZATION      SECURITY     AT: 3/31/00       3/31/00       3/31/00       3/31/00       3/31/00       PURCHASE 3/31/00
--------------------   --------     -----------       -------       -------       -------       -------       ----------------
SASCO 1998-2              X           11.13%           73.44%         20.00%        34.19%      $6,573         16.00%     0.95%
SASCO 1998-3              X           11.11            75.34          17.36         38.85        5,664         17.04      1.94
MLMI 1998-FF1             X           11.14            77.47          18.08         42.34          411         18.57      6.18
LHELT 1998-2              X           10.81            75.27          13.89         28.51        1,118         18.55     14.84
OCWEN 98-OAC-1           N/A           8.73            80.92           5.93         31.03          350           N/A       N/A

ISSUERS:
(1) Structured Asset Securities Corp.
(2) Merrill Lynch Mortgage Investors, Inc.
(3) Lehman Home Equity Loan Trust.
(4) Ocwen Mortgage Loan Trust.

                                                                                                                     ANTICIPATED
                                                                                  ORIGINAL    ANTICIPATED              WEIGHTED
                                                                                ANTICIPATED    YIELD TO                AVERAGE
                                                                                  YIELD TO    MATURITY AT             REMAINING
RATING/DESCRIPTION                  AMORTIZED COST   FAIR VALUE  PERCENT OWNED    MATURITY    3/31/00 (1)   COUPON     LIFE(2)
------------------                  --------------   ----------  -------------    --------    -----------   ------     -------
Match-funded securities...........   $    50,275     $  46,492      100.00%        17.24%       4.43%        0.00%   3.89 years
                                     ===========     =========

(1) Changes in the March 31, 2000 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and, to a lesser extent, loss assumptions.

(2) Equals the weighted average duration based on the March 31, 2000 book value.

         For a glossary of the terms included in the above tables, see "Securities Available for Sale."

         DISCOUNT LOAN PORTFOLIO, NET. The discount loan portfolio decreased $71,051 or 8% during the three months ended March 31, 2000. Resolutions and repayments, transfers to real estate owned and sales more than offset acquisitions during the period. Substantially all of the Company's discount loan portfolio is secured by first mortgage liens on real estate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Composition of the Discount Loan Portfolio. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated:

                                                March 31,         December 31,
                                                   2000               1999
                                               -----------        -----------

Single family residential loans.........       $   499,170        $   597,719
Multi-family residential loans..........           194,480            191,971
Commercial real estate loans:
     Office buildings...................            96,463             97,784
     Hotels.............................            74,984             75,095
     Retail properties..................           108,929            105,247
     Other properties...................            81,983             87,148
                                               -----------        -----------
                                                   362,359            365,274
Other loans (1).........................            22,753             21,615
                                               -----------        -----------
   Total discount loans.................         1,078,762          1,176,579
                                               -----------        -----------
Unaccreted discount:
     Single family residential loans....          (122,604)          (147,630)
     Multi-family residential loans.....           (38,396)           (37,981)
     Commercial real estate loans.......           (54,952)           (57,604)
     Other loans........................              (443)              (954)
                                               -----------        -----------
                                                  (216,395)          (244,169)
                                               -----------        -----------
                                                   862,367            932,410
Allowance for loan losses...............           (20,189)           (19,181)
                                               -----------        -----------
Discount loans, net.....................       $   842,178        $   913,229
                                               ===========        ===========

(1)      Includes $17,319 and $16,397 at March 31, 2000 and December 31, 1999,
         respectively, of charged-off unsecured credit card receivables which were acquired at a discount. Collections are accounted for under the cost recovery method.

         The discount loan portfolio is secured by mortgages on property located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's discount loans were located at March 31, 2000:

                                                       Commercial
                        Single Family  Multi-Family   Real Estate
                         Residential    Residential    and Other       Total
                        -------------  ------------   -----------   -----------

California............   $    32,220    $     7,455   $    82,118   $   121,793
New York..............        40,760          2,192        36,375        79,327
Illinois..............        16,805         55,719         1,292        73,816
Michigan..............        13,439         36,047        21,573        71,059
Florida...............        31,005         17,507        15,362        63,874
Other (1).............       242,337         37,164       172,997       452,498
                         -----------    -----------   -----------   -----------
   Total..............   $   376,566    $   156,084   $   329,717   $   862,367
                         ===========    ===========   ===========   ===========

(1) Consists of properties located in 45 other states, none of which aggregated over $41,443 in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


       Activity in the Discount Loan Portfolio. The following table sets forth the activity in the Company's net discount loan portfolio during the three months indicated:

                For the three months ended March 31,                        2000                   1999
                ----------------------------------------------         --------------         --------------
                AMOUNT
                Balance at beginning of period................         $      913,229         $    1,026,511
                Acquisitions (1):
                  Single  family residential loans............                 58,937                 40,876
                  Multi - family residential loans............                 15,317                 32,684
                  Commercial real estate loans................                  6,787                 24,801
                  Other (2)...................................                  5,493                  6,596
                                                                       --------------         --------------
                                                                               86,534                104,957
                                                                       --------------         --------------
                Resolutions and repayments (3)................                (41,927)               (49,063)
                Loans transferred to real estate owned........                (71,435)               (70,694)
                Sales (4).....................................                (70,989)              (162,397)
                Decrease in discount..........................                 27,774                 46,332
                Increase in allowance.........................                 (1,008)                (2,466)
                                                                       --------------         --------------
                Balance at end of period......................         $      842,178         $      893,180
                                                                       ==============         ==============

                For the three months ended March 31,                        2000                   1999
                ----------------------------------------------         --------------         --------------
                NUMBER OF LOANS
                Balance at beginning of period................                  8,064                  8,100
                Acquisitions (1):
                  Single  family residential loans............                    937                  6,606
                  Multi - family residential loans............                      7                     34
                  Commercial real estate loans................                      4                    202
                  Other.......................................                      1                      6
                                                                       --------------         --------------
                                                                                  949                  6,848
                                                                       --------------         --------------
                Resolutions and repayments (3)................                   (362)                (1,241)
                Loans transferred to real estate owned........                   (774)                (2,367)
                Sales (4).....................................                   (846)                (3,276)
                                                                       --------------         --------------
                Balance at end of period......................                  7,031                  8,064
                                                                       ==============         ==============

(1) Acquisitions during the first quarter of 2000 exclude commercial and multi-family loans which are accounted for as investments in real estate. See "Changes in Financial Condition - Investments in Real Estate."

(2) For the three months ended March 31, 2000 consists of charged-off unsecured credit card receivables acquired at a discount.

(3) Resolutions and repayments consists of loans which were resolved in a manner which resulted in partial or full repayment of the loan to the Company, as well as principal payments on loans which have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans which have not been resolved.

(4) Sales for the three months ended March 31, 1999 include the securitization of performing single family discount loans. See "Results of Operations - Non-interest Income."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

       Payment Status of Discount Loans. The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated.

                                                                         March 31,             December 31,
                                                                            2000                   1999
                                                                      ---------------        ---------------
                PRINCIPAL AMOUNT
                Loans without Forbearance Agreements:
                  Current.....................................        $       484,731        $       509,845
                  Past due 31 days to 89 days.................                 44,155                 23,438
                  Past due 90 days or more....................                400,081                448,312
                  Acquired and servicing not yet transferred..                 57,829                 87,538
                                                                      ---------------        ---------------
                     Subtotal.................................                986,796              1,069,133
                                                                      ---------------        ---------------

                Loans with Forbearance Agreements:
                  Current.....................................                  4,217                  2,958
                  Past due 31 days to 89 days.................                  6,482                  8,904
                  Past due 90 days or more (1)(2).............                 81,267                 95,584
                                                                      ---------------        ---------------
                     Subtotal.................................                 91,966                107,446
                                                                      ---------------        ---------------
                Total.........................................        $     1,078,762        $     1,176,579
                                                                      ===============        ===============

                                                                         March 31,             December 31,
                                                                            2000                   1999
                                                                      ---------------        ---------------
                PERCENTAGE OF LOANS
                Loans without Forbearance Agreements:
                  Current.....................................                  44.94%                 43.33%
                  Past due 31 days to 89 days.................                   4.09                   1.99
                  Past due 90 days or more....................                  37.09                  38.10
                  Acquired and servicing not yet
                     transferred..............................                   5.36                   7.44
                                                                      ---------------        ---------------
                     Subtotal.................................                  91.48                  90.86
                                                                      ---------------        ---------------

                Loans with Forbearance Agreements:
                  Current.....................................                   0.39                   0.25
                  Past due 31 days to 89 days.................                   0.60                   0.76
                  Past due 90 days or more....................                   7.53                   8.13
                                                                      ---------------        ---------------
                     Subtotal.................................                   8.52                   9.14
                                                                      ---------------        ---------------
                Total.........................................                 100.00%                100.00%
                                                                      ===============        ===============

(1) Includes $81,090 of loans which were less than 90 days past due under the terms of the forbearance agreements at March 31, 2000, of which $65,094 were current and $15,996 were past due 31 to 89 days.

(2) Includes $95,218 of loans which were less than 90 days past due under the terms of the forbearance agreements at December 31, 1999, of which $67,897 were current and $27,321 were past due 31 to 89 days.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         ALLOWANCES FOR LOAN LOSSES. The Company maintains an allowance for loan losses for each of its loan, discount loan and match funded loan portfolios at a level which management considers adequate to provide for potential losses in each portfolio based upon an evaluation of known and inherent risks in such portfolios. The following table sets forth the breakdown of the allowance for loan losses on the Company's loan portfolio, discount loans and match funded loans by loan category and the percentage of allowance and loans in each category to totals in the respective portfolios at the dates indicated:

                                                    March 31, 2000                               December 31, 1999
                                     -------------------------------------------    --------------------------------------------
                                          Allowance             Loan Balance             Allowance             Loan Balance
                                     -------------------    --------------------    -------------------    ---------------------
                                      Amount    Percent      Amount     Percent      Amount    Percent       Amount     Percent
                                     --------  ---------    --------  ----------    --------  ---------    ----------  ---------

Loan portfolio:
   Single family ................... $     63        0.9%   $  3,418         1.8%   $     87        1.2%   $    4,334   $    2.3%
   Multi-family ....................    1,506       21.2      89,373        46.9       1,722       23.7        81,366       42.5
   Commercial real estate ..........    5,535       77.9      97,901        51.3       5,450       75.1       105,628       55.2
   Consumer ........................       --         --          68          --          --         --            82         --
                                     --------  ---------    --------  ----------    --------  ---------    ----------  ---------
                                     $  7,104      100.0%   $190,760       100.0%   $  7,259      100.0%   $  191,410  $   100.0%
                                     ========  =========    ========  ==========    ========  =========    ==========  =========
Discount loan:
   Single family ................... $ 10,256       50.8%   $376,566        43.7%   $ 11,081       57.8%   $  450,089  $    48.3%
   Multi-family ....................    1,285        6.4     156,084        18.1       1,681        8.8       153,990       16.5
   Commercial real estate ..........    5,725       28.3     307,407        35.7       5,152       26.8       307,670       33.0
   Other ...........................    2,923       14.5      22,310         2.5       1,267        6.6        20,661        2.2
                                     --------  ---------    --------  ----------    --------  ---------    ----------  ---------
                                     $ 20,189      100.0%   $862,367       100.0%   $ 19,181      100.0%   $  932,410  $   100.0%
                                     ========  =========    ========  ==========    ========  =========    ==========  =========

Match funded loans:
   Single family residential loans.. $    526      100.0%   $ 99,998       100.0%   $    495      100.0%   $  105,596      100.0%
                                     ========  =========    ========  ==========    ========  =========    ==========  =========

       The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

       The following table sets forth an analysis of activity in the allowance for loan losses relating to the Company's loan portfolio and discount loan portfolio during the three months ended March 31, 2000:

                                                  Balance                                                        Balance
                                                December 31,                                                    March 31,
                                                   1999         Provision     Charge-offs      Recoveries         2000
                                                ------------   -----------    -----------      ----------      ----------
        Loan portfolio:
           Single family...................     $       87     $       (24)    $       --      $       --      $       63
           Multi-family....................          1,722            (216)            --              --           1,506
           Commercial real estate..........          5,450              85             --              --           5,535
           Consumer........................             --              --             --              --              --
                                                ----------     -----------     ----------      ----------      ----------
                                                $    7,259     $      (155)    $       --      $       --      $    7,104
                                                ==========     ===========     ==========      ==========      ==========
        Discount loans:
           Single family...................     $   11,081     $       201     $   (1,196)     $      170      $   10,256
           Multi-family....................          1,681             105           (501)             --           1,285
           Commercial......................          5,152             768           (195)             --           5,725
           Other...........................          1,267           1,658             (2)             --           2,923
                                                ----------     -----------     ----------      ----------      ----------
                                                $   19,181     $     2,732     $   (1,894)     $      170      $   20,189
                                                ==========     ===========     ==========      ==========      ==========

        Match funded loans:
           Single family residential loans      $      495     $        31     $       --      $       --      $      526
                                                ==========     ===========     ==========      ==========      ==========

       INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS. The Company invests in multi-family residential projects which have been allocated low-income housing tax credits under Section 42 of the Internal Revenue Code of 1986, as amended, by a state tax credit allocating agency.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

       The carrying value of the Company's investments in low-income housing tax credit interests are as follows at the dates indicated.

                                                                                          March 31,           December 31,
                                                                                            2000                  1999
                                                                                         -----------          ------------
      Investments solely as a limited partner made prior to May 18, 1995..............   $    16,701          $    17,327
      Investments solely as a limited partner made on or after May 18, 1995 (1).......        47,738               59,541
      Investments both as a limited and, through subsidiaries, as a general partner...        74,339               74,121
                                                                                         -----------          -----------
                                                                                         $   138,778          $   150,989
                                                                                         ===========          ===========

(1) The decrease in the balance during the three months ended March 31, 2000 is due to the sale of investments in ten projects which had an aggregate carrying value of $27,402 for a loss of $261, offset by the investment in new and existing projects.

         The qualified affordable housing projects underlying the Company's investments in low-income housing tax credit interests are geographically located throughout the United States. At March 31, 2000, the Company's largest single investment was $8,023, which related to a project located in Columbia, South Carolina.

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

         Income on the Company's limited partnership investments made prior to May 18, 1995 is recorded under the level yield method as a reduction of income tax expense, and amounted to $682 and $770 for the three months ended March 31, 2000 and 1999, respectively. For limited partnership investments made after May 18, 1995, and for investments as a limited and, through subsidiaries, as a general partner, the Company recognized tax credits of $3,032 and $3,695 for the three months ended March 31, 2000 and 1999, respectively, and recorded a loss after depreciation of $1,500 and $1,864 from operations on the underlying real estate for the three months ended March 31, 2000 and 1999, respectively.

         INVESTMENTS IN UNCONSOLIDATED ENTITIES. Investments in unconsolidated entities decreased $3,120 during the three months ended March 31, 2000 to $33,998 from $37,118 at December 31, 1999, primarily as a result of a $2,739 decrease in the Company's 35.84% equity investment in Kensington. The decrease was primarily due to the Company's $2,334 share of Kensington's losses recorded for the three months ended March 31, 2000.

         REAL ESTATE OWNED, NET. Real estate owned, net, increased by $17,992 or 11% during the first quarter of 2000 due primarily to foreclosures and acquisitions in excess of sales. Real estate owned consists almost entirely of properties acquired by foreclosure or deed-in-lieu thereof on loans in the Company's discount loan portfolio.

         The following table sets forth certain information relating to the Company's real estate owned at the dates indicated.

                                                                  March 31,       December 31,
                                                                     2000             1999
                                                                 ------------     ------------

                Discount loan portfolio:
                   Single family residential..................   $     76,546     $     72,193
                   Multi-family residential...................         12,536            2,601
                   Commercial real estate.....................         89,818           85,233
                                                                 ------------     ------------
                       Total..................................        178,900          160,027
                Loan portfolio................................          1,986            2,183
                Loans available for sale......................          4,612            5,296
                                                                 ------------     ------------
                       Total..................................   $    185,498     $    167,506
                                                                 ============     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table sets forth certain geographical information by type of property at March 31, 2000 related to the Company's real estate owned.

                                                                     Multi-family Residential
                                        Single Family Residential         and Commercial                 Total
                                        -------------------------    ------------------------   ------------------------
                                                        No. of                       No. of                     No. of
                                          Amount      Properties       Amount      Properties    Amount       Properties
                                         --------     ----------      ---------    ----------   ---------     ----------
        Florida..................        $  6,759           120       $  47,549            5    $  54,308           125
        Georgia..................           1,533            21          15,299            1       16,832            22
        Connecticut..............           3,726            45          12,524            2       16,250            47
        California...............           8,732           104           3,897            5       12,629           109
        Arizona..................           1,182            18           9,713            1       10,895            19
        Other (1)................          59,695         1,365          14,889           29       74,584         1,394
                                         --------      --------       ---------     --------    ---------      --------
           Total.................        $ 81,627         1,673       $ 103,871           43    $ 185,498         1,716
                                         ========      ========       =========     ========    =========      ========

(1) Consists of properties located in 45 other states, none of which aggregated over $6,632 in any one state.

         The following tables set forth the activity in the real estate owned during the three months indicated.

                For the three months ended March 31,                       2000                   1999
                ----------------------------------------------         -------------          -------------
                AMOUNT
                Balance at beginning of period................         $    167,506           $    201,551
                Properties acquired through foreclosure or
                   deed-in-lieu thereof:
                  Discount loans..............................               71,435                 70,694
                  Loans available for sale....................                3,129                  4,819
                  Loan portfolio..............................                  274                  2,466
                  Less discount transferred...................              (20,243)               (20,885)
                                                                       ------------           ------------
                                                                             54,595                 57,094
                                                                       ------------           ------------
                Acquired in connection with acquisitions
                  of discount loans ..........................                3,591                  8,160
                Sales.........................................              (38,204)               (59,754)
                Change in valuation allowance.................               (1,990)                 1,780
                                                                       ------------           ------------
                Balance at end of period......................         $    185,498           $    208,831
                                                                       ============           ============

                For the three months ended March 31,                       2000                   1999
                ----------------------------------------------         ------------           ------------
                NUMBER OF PROPERTIES
                Balance at beginning of period................                1,672                  1,999
                Properties acquired through foreclosure or
                   deed-in-lieu thereof:
                  Discount loans..............................                  774                    702
                  Loans available for sale....................                   21                     56
                  Loan portfolio..............................                    3                      2
                                                                       ------------           ------------
                                                                                798                    760
                                                                       ------------           ------------
                Acquired in connection with acquisitions
                  of discount loans ..........................                    3                    146
                Sales.........................................                 (757)                (1,032)
                                                                       ------------           ------------
                Balance at end of period......................                1,716                  1,873
                                                                       ============           ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated.

                                                                           March 31,             December 31,
                                                                             2000                    1999
                                                                        ---------------        ---------------
                   One to two months................................    $        49,188        $        30,695
                   Three to four months.............................             16,981                 26,532
                   Five to six months...............................             15,925                 11,263
                   Seven to 12 months...............................             18,864                 28,606
                   Over 12 months...................................             84,540                 70,410
                                                                        ---------------        ---------------
                                                                        $       185,498        $       167,506
                                                                        ===============        ===============

         The Company actively manages its real estate owned. Sales of real estate owned resulted in (losses) gains, net of the provision for loss, of $(4,656) and $4,141 during the first three months of 2000 and 1999, respectively, which are included in determining the Company's (loss) income on real estate owned. The average period during which the Company held the $38,204 and $59,754 of real estate owned which was sold during the three months ended March 31, 2000 and 1999, respectively, was 6 months and 6 months, respectively.

         The following table sets forth the activity, in the aggregate, in the valuation allowances on real estate owned during the three months indicated.

                For the three months ended March 31,                            2000                   1999
                -------------------------------------------------          --------------         --------------
                Balance at beginning of year.....................          $       17,181         $       15,325
                Provisions for losses............................                   9,212                  5,061
                Charge-offs and sales............................                  (7,222)                (6,841)
                                                                           --------------         --------------
                Balance at end of period.........................          $       19,171         $       13,545
                                                                           ==============         ==============

                Valuation allowance as a percentage of total
                   gross real estate owned (1)...................                    9.37%                  6.09%

(1) The increase at March 31, 2000 as compared to March 31, 1999 reflects an increase in the amount of real estate owned which the Company has held in excess of one year and a decline in the balance of total gross real estate owned. Additionally, the provision for the first quarter of 1999 reflects a reallocation of $3,665 of allowance to loans (primarily discount loans). The increase in the amount of real estate owned which the Company has held in excess of one year at March 31, 2000 as compared to March 31, 1999, primarily reflects the anticipated migration of a large retail property which is currently being repositioned for sale. At December 31, 1999, the valuation allowance as a percentage of total gross real estate owned was 9.30%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         INVESTMENTS IN REAL ESTATE. The Company's investment in real estate consisted of the following at the dates indicated:

                                                                      March 31,        December 31,
                                                                        2000               1999
                                                                    -------------      -------------
    Properties held for investment (1):
       Office buildings.........................................    $      32,097      $     202,607
       Retail...................................................           33,305             33,224
       Building improvements....................................            7,443             17,590
       Tenant improvements and lease commissions................              584              8,150
       Furniture and fixtures...................................               59                 44
                                                                    -------------      -------------
                                                                           73,488            261,615
       Accumulated depreciation.................................           (2,641)            (9,011)
                                                                    -------------      -------------
                                                                           70,847            252,604
                                                                    -------------      -------------
    Loans accounted for as investments in real estate (2):
       Multi-family residential.................................            3,341                 --
       Nonresidential...........................................          136,801                 --
                                                                    -------------      -------------
                                                                          140,142                 --
                                                                    -------------      -------------
    Properties held for lease:
       Land and land improvements...............................            1,256              1,256
       Building.................................................           14,755             14,629
       Accumulated depreciation.................................             (461)              (248)
                                                                    -------------      -------------
                                                                           15,550             15,637
                                                                    -------------      -------------
       Investment in real estate partnerships (3)...............           11,708                 --
                                                                    -------------      -------------
                                                                    $     238,247      $     268,241
                                                                    =============      =============

(1) Acquired as a result of the acquisition of OAC. The decline in balances during the first quarter of 2000 is due to the transfer of the Company's four properties located in San Francisco, California from held for investment to held for sale. See "Real Estate Held for Sale."

(2) Certain acquisition, development and construction loans were acquired in January 2000 in which the Company participates in the expected residual profits of the underlying real estate and the borrower has not contributed substantial equity to the project. As such, the Company has accounted for these loans under the equity method of accounting as though it had an investment in a real estate limited partnership.

(3) Consists of five limited partnership interests in multi-family real estate ventures.

     The Company's properties held for investment at March 31, 2000 are comprised of the following:

  Date                                                                                                 %
Acquired              Property                 Location              Square Feet  Property Type      Leased       Book Value
--------         ------------------------   --------------------     -----------  -------------      ------     --------------
07/22/98         841 Prudential Drive....   Jacksonville, FL           550,000    Office Bldg.        98.0%             32,405
11/10/97         Cortez Plaza............   Bradenton, FL              289,686    Shopping Ctr.       94.5              22,608
04/09/98         7075 Bayers Road........   Halifax, Nova Scotia       402,529    Shopping Ctr.       67.0              16,957
10/01/98         Holiday Village.........   Havre, MT                  223,355    Shopping Ctr.       47.0               1,518

                                                                         Accumulated depreciation                       (2,641)
                                                                                                                 -------------
                                                                                                                 $      70,847
                                                                                                                 =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         REAL ESTATE HELD FOR SALE. The Company's real estate held for sale at March 31, 2000 is comprised of the following properties:

  Date                                                                                          %
Acquired          Property                Location        Square Feet      Property Type      Leased        Book Value
--------   ------------------------   -----------------   -----------      -------------      ------      --------------
04/08/98   225 Bush Street.........   San Francisco, CA     570,637         Office Bldg.        98.0%      $     127,061
09/23/97   450 Sansome Street .....   San Francisco, CA     130,437         Office Bldg.       100.0              28,447
01/23/98   690 Market Street ......   San Francisco, CA     124,692         Office Bldg.        97.0              21,558
09/03/97   10 U.N. Plaza ..........   San Francisco, CA      71,636         Office Bldg.       100.0              11,742
                                                                                                           -------------
                                                                                                           $     188,808
                                                                                                           =============

         On March 23, 2000, the Company engaged Grubb & Ellis Company to market and sell these four properties. These properties were previously held for investment. On March 30, 2000, Company entered into an agreement to sell its office building located at 690 Market Street in San Francisco for $28,000 less commissions and closing costs and as adjusted for prorations of certain contractual obligations that survive closing. Closing is subject to the fulfillment of certain conditions, including but not limited to delivery of clear title and receipt of required tenant estoppels. The closing is expected to occur during the second quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         DEPOSITS. Deposits decreased $74,684 or 4% during the three months ended March 31, 2000 primarily as a result of a decrease in non-interest bearing checking accounts offset by an increase in certificates of deposit.

         The following table sets forth information related to the Company's deposits at the dates indicated.

                                                                 March 31, 2000            December 31, 1999
                                                          ---------------------------   ------------------------
                                                                           % of Total                 % of Total
                                                            Amount          Deposits      Amount       Deposits
                                                          -----------      ----------   -----------   ----------
       Non-interest bearing checking accounts........     $   189,147              11%  $   280,273           15%
       NOW and money market checking accounts........          15,369               1        30,343            2
       Savings accounts..............................           1,552              --         1,361           --
                                                          -----------       ---------   -----------    ---------
                                                              206,068              12       311,977           17
                                                          -----------                   -----------
       Certificates of deposit (1)(2)................       1,568,024                     1,536,997
       Unamortized deferred fees.....................          (6,490)                       (6,688)
                                                          -----------                   -----------
       Total certificates of deposit.................       1,561,534              88     1,530,309           83
                                                          -----------       ---------   -----------    ---------
          Total deposits.............................     $ 1,767,602             100%  $ 1,842,286          100%
                                                          ===========       =========   ===========    =========

(1) Includes Brokered deposits obtained through national, regional and local investment banking firms which solicit deposits from their customer, amounted to $1,398,675 at March 31, 2000, as compared to $1,449,873 at December 31, 1999.

(2) At March 31, 2000 and December 31, 1999, certificates of deposit issued on an uninsured basis (greater than $100,000) amounted to $165,802 and $155,205, respectively. Of the $165,802 of uninsured deposits at March 31, 2000, $63,014 were from political subdivisions in New Jersey and secured or collateralized as required under state law.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase of $376,454 at March 31, 2000, increased $329,089 or 695% during the three months ended March 31, 2000. From time to time the Company utilizes such collateralized borrowings as additional sources of liquidity. The securities sold under agreements to repurchase at March 31, 2000 are primarily collateralized by CMOs.

         BONDS-MATCH FUNDED AGREEMENTS. Bonds-match funded agreements of $130,429 at March 31, 2000, decreased $11,086 or 8% during the three months ended March 31, 2000.

         Bonds-match funded agreements were comprised of the following at the dates indicated:

                                                                       March 31, 2000   December 31, 1999
                                                                      ---------------   -----------------
         OAC Mortgage Residential Securities, Inc.(1)...............  $        94,302    $       100,968
         Ocwen NIM Corp (2).........................................           36,127             40,547
                                                                      ---------------    ---------------
                                                                      $       130,429    $       141,515
                                                                      ===============    ===============

(1) Acquired in connection with the acquisition of OAC. Originally arose in connection with a previous securitization of loans by OAC which was accounted for as a financing transaction.

(2) In December 1999, the Company transferred four unrated residual securities to Ocwen NIM Corp. in exchange for non-recourse notes. The transaction was accounted for as a financing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         NOTES, DEBENTURES AND OTHER INTEREST-BEARING OBLIGATIONS. Notes, debentures and other interest-bearing obligations mature as follows:

                                                      March 31,   December 31,
                                                        2000         1999
                                                     -----------  ------------
2003:
11.875% Notes due October 1........................  $   103,850  $   103,850
2004:
Loan due May 24 (LIBOR plus 150 basis points)......        6,236        6,236
2005:
12% Subordinated Debentures due June 15............       67,000       67,000
11.5% Senior Notes due July 1 (1)..................      120,937      140,487
                                                     -----------  -----------
                                                     $   298,023  $   317,573
                                                     ===========  ===========

(1) The decline in the outstanding balance is due to the repurchase of notes in the open market. The $19,550 repurchase resulted in extraordinary gains of $3,109 ($2,145 after tax).

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit decreased $13,807 or 7% during the three months ended March 31, 2000. The decrease is primarily due to the repayment of lines of credit at OFS. The Company through its subsidiaries has obtained secured lines of credit arrangements from various unaffiliated financial institutions as follows:

                             Balance      Amount of    Committed     Maturity
     Entity               Outstanding     Facility      Amount        Date            Interest Rate(3)
--------------------     -------------   ----------    ---------    ----------    -------------------------------
MARCH 31, 2000:
OFS (1).............     $         990   $   15,000    $      --      May 2000    LIBOR + 150 basis points
                                13,899       25,000           --      May 2000    LIBOR + 175 basis points

OAC (2).............            84,170      200,000      200,000     June 2001    LIBOR + 175 basis points
                                75,000       75,000       75,000    April 2001    LIBOR + 175 basis points
                         -------------
                         $     174,059
                         =============

DECEMBER 31, 1999:
OFS (1).............     $       2,041   $  200,000    $ 100,000     July 2001    LIBOR + 75 basis points
                                 3,770      115,000      100,000      May 2000    LIBOR + 95 +0+ 150 basis points
                                15,227       50,000       50,000      May 2000    LIBOR + 137.5 basis points
                                 7,658       25,000           --      May 2000    LIBOR + 175 basis points

OAC (2).............            84,170      200,000      200,000     June 2001    LIBOR + 175 basis points
                                75,000       75,000       75,000    April 2001    LIBOR + 175 basis points
                         -------------
                         $     187,866
                         =============

(1) These lines were used to fund subprime mortgage loan originations, generally advanced at a rate of 50% to 80% of the principal balance of the mortgage loan are secured by such mortgage loans.

(2) These lines are collateralized by commercial loans and investments in real estate

(3) LIBOR was 6.13% and 5.82% at March 31, 2000 and December 31, 1999, respectively.

         COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY. In August 1997, OCT, a wholly-owned subsidiary of Ocwen, issued $125.0 million of 10-7/8% Capital Securities. Proceeds from the issuance of the Capital Securities were invested in 10-7/8% Junior Subordinated Debentures issued by Ocwen. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. During 1999, the Company repurchased $15,000 of the Capital Securities in the open market. Intercompany transactions between OCT and the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

Company, including the Junior Subordinated Debentures, are eliminated in the consolidated financial statements of the Company.

         STOCKHOLDERS' EQUITY. Stockholders' equity decreased $17,006 or 3% during the three months ended March 31, 2000. The decrease in stockholders' equity during the three months ended March 31, 2000 was primarily due to a net loss of $5,098, the repurchase of 1,388,300 shares of common stock in the aggregate amount of $8,982 and a $3,087 decline in unrealized gains on securities available for sale. See Consolidated Statements of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference).

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

         The primary sources of funds for liquidity consist of deposits, FHLB advances, reverse repurchase agreements, lines of credit and maturities and payments of principal and interest on loans and securities and proceeds from sales and securitizations thereof.

         Sources of liquidity include certificates of deposit obtained primarily from wholesale sources. At March 31, 2000, the Company had $1,561,534 of certificates of deposit, including $1,398,675 of brokered certificates of deposit obtained through national, regional and local investment banking firms, all of which are non-cancelable. At the same date, scheduled maturities of certificates of deposit during the 12 months ending March 31, 2001 and 2002, and thereafter amounted to $763,599, $630,185 and $167,751, respectively.

         Sources of borrowings include FHLB advances, which are required to be secured by single family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. At March 31, 2000, the Company was eligible to borrow up to an aggregate of $649,687 from the FHLB of New York (subject to the availability of acceptable collateral) and had $8,951 of residential loans and $21,197 of short duration CMOs (all of which were held by the Bank) pledged as security for any such advances. At March 31, 2000, the Company had contractual relationships with 12 brokerage firms and the FHLB of New York pursuant to which it could obtain funds from reverse repurchase agreements. At March 31, 2000, the Company had $152,884 of unrestricted cash and cash equivalents, $678,998 of short duration CMOs and $141,227 of subordinate and residual securities, which could be used to secure additional borrowings. At March 31, 2000, the Company had no outstanding FHLB advances.

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

         The Company's operating activities used $31,574 and $156,939 of cash flows during the first quarter of 2000 and 1999, respectively. During the first quarter of 2000, cash flows used by operating activities primarily related to an increase in income taxes paid and an the increase in escrow advances on loans and loans serviced for others. During the first quarter of 1999, resources of cash were used primarily to purchase and originate loans available for sale. The decrease in net cash flows used by operating activities during the first quarter of 2000 as compared to the first quarter of 1999, was due primarily to a decline in purchases and originations of loans available for sale.

         The Company's investing activities (used) provided cash flows totaling ($364,650) and $ 197,781 during the first quarter of 2000 and 1999, respectively. During the foregoing periods, cash flows from investing activities were used primarily to purchase securities available for sale, purchase discount loans and for the purchase of and capital improvments to real estate held for investment. Cash flows from investing activities were provided primarily by maturities of and principal payments received on securities available for sale, proceeds from sales of discount loans and proceeds from sales of real estate owned. The increase in net cash used by investing activities during increase in purchases of securities available for sale and an increase in purchases of and capital improvements to real estate held for investment.

         The Company's financing activities provided (used) cash flows of $201,406 and ($175,424) during the first quarter of 2000 and 1999, respectively. Cash flows from financing activities were primarily provided by securities sold under agreements to repurchase and proceeds from obligations under lines of credit. Cash flows utilized in connection with financing activities were primarily related to a decline in deposits, repayment of bonds-match funded agreements, repurchase of debt and repurchase of common stock. The increase in cash provided by financing acitivities during the first quarter of 2000 as compared to the first quarter of 1999 was due primarily to an increase in securities sold under agreements to repurchase, partially offset by the decline in the proceeds from obligations outstanding under lines of credit.

         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. government, federal agency and other investments having maturities of five years or less (currently not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less). The Bank's liquidity, as measured for regulatory purposes, amounted to 8.23% at March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                    (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         As a result of a verbal agreement between the Bank and the OTS to dividend subordinate and residual mortgage-related securities resulting from securitization activities conducted by the Bank, the Bank has been limited in its ability to pay cash dividends to the Company. The Bank held no subordinate or residual mortgage-related securities at March 31, 2000. See "Regulatory Capital Requirements."

         There are restrictions on OAC's ability to pay dividends under the Indenture governing OAC's 11.5% Redeemable Notes. As of March 31, 2000, OAC was not permitted to pay dividends under the Indenture.

         At March 31, 2000, the Company had commitments of $26,049 related to the funding of construction loans and $2,440 related to the purchase of loans. Management of the Company believes that the Company has adequate resources to fund all such unfunded commitments to the extent required and that substantially all of such unfunded commitments will be funded during 1999. See Note 7 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference).

         In addition to commitments to extend credit, the Company is party to various off-balance sheet financial instruments in the normal course of the Company's business in order to manage its interest rate risk and foreign currency exchange rate risk. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 (which is incorporated herein by reference) herein and "Asset and Liability Management" included in Item 3 herein.

REGULATORY CAPITAL AND OTHER REQUIREMENTS

         Following an examination in late 1996 and early 1997, the Bank committed to the OTS to maintain a core capital (leverage) ratio and a total risk-based capital ratio of at least 9% and 13%, respectively. The Bank continues to be in compliance with this commitment as well as the regulatory capital requirements of general applicability, as indicated in Note 5 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference). The Bank's core capital, Tier 1 risk-based capital and total risk-based capital ratios at March 31, 2000 were 9.33%, 12.84% and 17.67%, respectively, placing the Bank in the "well-capitalized" category as defined by federal regulations. Based on discussions with the OTS, the Bank believes that this commitment does not affect its status as a "well-capitalized" institution, assuming the Bank's continued compliance with the regulatory capital requirements required to be maintained by it pursuant to such commitment.

YEAR 2000 DATE CONVERSION

         The Company is currently not aware of any significant Year 2000 or related problems that have arisen for its customers or vendors.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

                             (Dollars in thousands)
--------------------------------------------------------------------------------

ASSET AND LIABILITY MANAGEMENT

         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate and foreign currency exchange rate movements. In general, management's strategy is to match asset and liability balances within maturity categories and to manage foreign currency rate exposure related to its investments in non-U.S. dollar functional currency operations in order to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates and foreign currency exchange rates change over time. The Company's asset and liability management strategy is formulated and monitored by the Asset/Liability Management Committee, which is composed of directors and officers of the Company, in accordance with policies approved by the Board of Directors of the Company. The Asset/Liability Committee meets to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes and foreign currency exchange rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities of investments and borrowings. The Asset/Liability Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

                             (Dollars in thousands)
--------------------------------------------------------------------------------

market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2000. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, performing discount loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, (iv) NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies of each such category of deposit by the Company, and (v) escrow deposits and other non-interest bearing checking accounts, which amounted to $189,147 at March 31, 2000, are excluded. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                                 March 31, 2000
                                                    --------------------------------------------------------------------------
                                                     Within          Four to        More Than
                                                      Three           Twelve       One Year to    Three Years
                                                      Months          Months       Three Years      and Over          Total
                                                    -----------     -----------    -----------     -----------     -----------
                                                                             (Dollars in Thousands)
RATE-SENSITIVE ASSETS:
  Interest-earning deposits ....................... $    23,024     $        --    $        --     $        --     $    23,024
  Federal funds sold ..............................      96,000              --             --              --          96,000
  Securities available for sale ...................     386,795         211,212        159,931          80,508         838,446
  Loans available for sale (1) ....................       1,024          19,727          8,688           7,404          36,843
  Investment securities, net ......................      13,256              --             --              --          13,256
  Loan portfolio, net (1) .........................      91,661          39,836         14,902           9,720         156,119
  Match funded loan and securities ................       5,343          14,953         34,769          90,899         145,964
  Discount loan portfolio, net ....................      78,937         460,131        189,442         113,668         842,178
                                                    -----------     -----------    -----------     -----------     -----------
   Total rate-sensitive assets ....................     696,040         745,859        407,732         302,199       2,151,830
                                                    -----------     -----------    -----------     -----------     -----------
RATE-SENSITIVE LIABILITIES:
  NOW and money market checking deposits ..........      13,875             171            367             956          15,369
  Savings deposits ................................         116             221            437             778           1,552
  Certificates of deposit .........................     286,869         475,189        630,921         168,555       1,561,534
                                                        -------         -------        -------         -------       ---------
  Total interest-bearing deposits .................     300,860         475,581        631,725         170,289       1,578,455
  Securities sold under agreements to repurchase...     376,454              --             --              --         376,454
  Bond-match funded loan agreements ...............      98,055          10,652         21,722              --         130,429
  Obligations outstanding under lines of credit ...     174,059              --             --              --         174,059
  Notes, debentures and other .....................       6,236              --             --         291,787         298,023
                                                    -----------     -----------    -----------     -----------     -----------
   Total rate-sensitive liabilities ...............     955,664         486,233        653,447         462,076       2,557,420
                                                    -----------     -----------    -----------     -----------     -----------
Interest rate sensitivity gap before
  financial instruments ...........................    (259,624)        259,626       (245,715)       (159,877)       (405,590)

FINANCIAL INSTRUMENTS:
Interest rate swaps ...............................     175,000              --       (175,000)             --              --
Swaption and put option contracts .................         286             295             --              --             581
Futures contracts .................................      28,000              --        (20,000)         (8,000)             --
                                                    -----------     -----------    -----------     -----------     -----------
Total rate-sensitive financial instruments ........     203,286             295       (195,000)         (8,000)            581
                                                    -----------     -----------    -----------     -----------     -----------
Interest rate sensitivity gap including financial
  instruments ..................................... $   (56,338)    $   259,921    $  (440,715)    $  (167,877)    $  (405,009)
                                                    ===========     ===========    ===========     ===========     ===========

Cumulative interest rate sensitivity gap .......... $   (56,338)    $   203,583    $  (237,132)    $  (405,009)
                                                    ===========     ===========    ===========     ===========
Cumulative interest rate sensitivity gap as a
  percentage of total rate-sensitive assets .......       (2.62)%          9.46%        (11.02)%        (18.82)%

(1)      Balances have not been reduced for non-performing loans.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

                             (Dollars in thousands)
--------------------------------------------------------------------------------

         The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates and hypothetical interest rate scenarios. An institution's NPV Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in that scenario by the present value of the institution's assets in that same scenario. The hypothetical scenarios are represented by immediate, permanent, parallel movements in the term structure of interest rates of plus and minus 100, 200 and 300 basis points from the actual term structure observed at quarter end. The current NPV Ratio for each of the seven rate scenarios and the corresponding limits approved by the Board of Directors, and as applied to OCN, is as follows at March 31, 2000:

           Rate Shock            Board Limits              Current
       (in basis points)     (minimum NPV Ratios)         NPV Ratios
-------------------------- ------------------------- ----------------------
              +300                  5.00%                  18.75%
              +200                  6.00%                  18.48%
              +100                  7.00%                  18.17%
               0                    8.00%                  17.86%
              -100                  7.00%                  17.57%
              -200                  6.00%                  17.27%
              -300                  5.00%                  17.01%

         The Asset/Liability Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and NPV and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by the Board of Directors, and as applied to OCN. The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. The base interest rate scenario assumes interest rates at March 31, 2000. Actual results could differ significantly from the OCN results estimated in the following table:

                                             Estimated Changes in
      Change in Interest Rates        -------------------------------
    (Rate Shock in basis points)      Net Interest              NPV
    ----------------------------      ------------            -------
                +300                       1.54%               2.45%
                +200                       1.02%               1.80%
                +100                       0.51%               0.90%
                   0                       0.00%               0.00%
                -100                      (0.51)%             (0.74)%
                -200                      (1.02)%             (1.58)%
                -300                      (1.54)%             (2.21)%

         The Asset/Liability Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. These techniques include interest rate exchange or "swap" agreements, U.S. Treasury interest rate futures contracts, foreign currency futures contracts, foreign currency swap agreements and European swaptions and put options.

         INTEREST RATE RISK MANAGEMENT. The Company utilizes interest rate swaps to protect against the decrease in value of a fixed-rate asset or the increase in borrowing cost from a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. The Company had entered into interest rate swaps with an aggregate notional amount of $175,000 and $200,780 at March 31, 2000 and December 31, 1999, respectively.

         The Company also enters into U.S. Treasury futures contracts to offset declines in the market value of its fixed-rate loans and certain fixed-rate mortgage-backed and related securities available for sale in the event of an increasing interest rate environment. The Company had entered into futures contracts with an aggregate notional amount of $28,000 and $19,000 at March 31, 2000 and December 31, 1999, respectively.

         The Company entered into swaption and put option contracts to mitigate its interest rate exposure on anticipated future funding related to certain of its investments in low-income housing tax credit interests. The Company had entered into European swaptions and put options with an aggregate notional amount of $14,100 and $20,900 at March 31, 2000 and December 31, 1999, respectively.

         See Note 4 to the Interim Consolidated Financial Statements for additional disclosures regarding the Company's interest rate derivative financial instruments included in Item 1 herein (which is incorporated herein by reference).

         FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT. The Company has entered into foreign currency derivatives to hedge its equity investment in Kensington, its investments in foreign subsidiaries which own residual interests backed by residential loans originated in the UK ("UK residuals") and in the shopping center located in Halifax, Nova Scotia (the "Nova Scotia Shopping Center").

         The Company's hedges (currency futures and swaps), the related foreign currency equity investment, the related investments in foreign subsidiaries, and the net exposures as of March 31, 2000 and December 31, 1999 were as follows.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                   Investment          Hedge        Net Exposure
                                   ----------       -----------     ------------
MARCH 31, 2000:
Kensington.......................  $   33,477       $    33,966     $       489
UK residuals.....................  $   24,582       $    18,269     $    (6,313)
Nova Scotia shopping center......  $   16,957       $    18,359     $     1,402

DECEMBER 31, 1999:
Kensington.......................  $   36,215       $    37,546     $     1,331
UK residuals.....................  $   28,098       $    25,758     $    (2,340)
Nova Scotia shopping center......  $   14,844       $    16,074     $     1,230

         The net exposures are subject to gain or loss if foreign currency exchange rates fluctuate. See the "Foreign Currency Management" section of Note 4 to the Interim Consolidated Financial Statements which is included in Item 1 herein for additional disclosures regarding the Company's foreign currency derivative financial instruments (which is incorporated herein by reference).

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein are not, and certain statements contained in future filings by the Company with the Securities and Exchange Commission (the "Commission") in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period(s) or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "encourage," "estimate," "expect," "foresee," "intend," "in the event of," "may," "plan," "present," "propose," "prospect," "update," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although the Company believes the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, international, national, regional or local economic environments (particularly in the market areas where the Company operates), government fiscal and monetary policies (particularly in the market areas where the Company operates), prevailing interest or currency exchange rates, effectiveness of interest rate, currency and other hedging strategies, laws and regulations affecting financial institutions, investment companies and real estate (including regulatory fees, capital requirements, access for disabled persons and environmental compliance), uncertainty of foreign laws, competitive products, pricing and conditions (including from competitors that have significantly greater resources than the Company), credit, prepayment, basis, default, subordination and asset/liability risks, loan servicing effectiveness, ability to identify acquisitions and investment opportunities meeting the Company's investment strategy, the course of negotiations and the ability to reach agreement with respect to the material terms of any particular transaction, satisfactory due diligence results, satisfaction or fulfillment of agreed upon terms and conditions of closing or performance, the timing of transaction closings, software integration, development and licensing, availability of and costs associated with obtaining adequate and timely sources of liquidity, ability to repay or refinance indebtedness (at maturity or upon acceleration), to meet collateral calls by lenders (upon re-valuation of the underlying assets or otherwise), to generate revenues sufficient to meet debt service payments and other operating expenses, availability of discount loans for purchase, size of, nature of and yields available with respect to the secondary market for mortgage loans, financial, securities and securitization markets in general, allowances for loan losses, changes in real estate conditions (including liquidity, valuation, revenues, rental rates, occupancy levels and competing properties), adequacy of insurance coverage in the event of a loss, other factors generally understood to affect the real estate acquisition, mortgage and leasing markets and securities investments, and other risks detailed from time to time in the Company's reports and filings with the Commission, including its periodic reports on Forms 10-Q, 8-K and 10-K and
Exhibit 99.1 titled Risk Factors, to the Company's Form 10-K for the year ended December 31, 1999. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company does not undertake, and specifically disclaims any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

--------------------------------------------------------------------------------

(a)           EXHIBITS.

       3.1         Amended and Restated Articles of Incorporation (1)
       3.2         Amended and Restated Bylaws (2)
       4.0         Form of Certificate of Common Stock (1)
       4.1 Form of Indenture between the Company and Bank One, Columbus, NA as Trustee (1)
       4.2         Form of Note due 2003 (included in Exhibit 4.1) (1)
       4.3         Certificate of Trust of Ocwen Capital Trust I (3)
       4.4         Amended and Restated Declaration of Trust of Ocwen Capital
                   Trust I (3)
       4.5         Form of Capital Security of Ocwen Capital Trust I (4)
       4.6 Form of Indenture relating to 10 7/8% Junior Subordinated Debentures due 2027 of the Company (3)
       4.7 Form of 10 7/8% Junior Subordinated Debentures due 2027 of the Company (4)
       4.8 Form of Guarantee of the Company relating to the Capital Securities of Ocwen Capital Trust I (3)
       4.9 Form of Indenture between the Company and The Bank of New York as Trustee (5)
       4.10        Form of Subordinated Debentures due 2005 (5)
       4.11 Form of Indenture between OAC and Norwest Bank Minnesota, National Association, as Trustee thereunder for the 11.5% Redeemable Notes due 2005 (6)
      10.1 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (8)
      10.2         Ocwen Financial Corporation 1998 Annual Incentive Plan (8)
      10.3 Loan Facility Agreement, dated April 23, 1999, among Ocwen Limited, National Westminster Bank plc and Ocwen Financial Corporation (9)
      10.4 Loan Agreement, dated as of April 7, 1998, between OAIC Bush Street, LLC and Salomon Brothers Realty Corp. (11)
      10.5 Loan Agreement, dated as of April 24, 1998, between OAC and Greenwich Financial Products Inc. (12)
      10.6 Amended and Restated Loan Agreement, dated as of June 10, 1998, among, inter alia, OAIC California Partnership, L.P., OAIC California Partnership II, L.P., Salomon Brothers Realty Corp. and LaSalle National Bank (12)
      10.7 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors (13)
      10.8 Second Amendment to Guarantee of Payment, dated as of July 9, 1999, between Salomon Brothers Realty Corp. and Ocwen Partnership, L.P. (13)
      10.9 Indemnity agreement, dated August 24, 1999, among OCN and OAC's Board of directors (13)
      10.10 Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (filed herewith)
      10.11 First Amendment to Agreement dated March 30, 2000 between HCT and OAIC (14).
      27.1 Financial Data Schedule for the three months ended March 31, 2000 (filed herewith)
      99.1         Risk factors (15)

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

Item 6.  Exhibits and Reports on Form 8-K.

--------------------------------------------------------------------------------

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

(7) Incorporated by reference from the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-8 ( File No. 333-44999), effective when filed with the Commission on January 28, 1998.

(8) Incorporated by reference from the similarly described exhibit to the Company's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Shareholders as filed with the Commission on March 31, 1998.

(9) Incorporated by reference from the similarly described exhibit filed in connection with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

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

(11) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

(12) Incorporated by reference from the Current Report on Form 8-K filed by OAC with the Commission on April 23, 1998.

(13) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(14) Incorporated by reference from the similarly described exhibit included with OAC's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(15) Incorporated by reference from a similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

       (b)  REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED MARCH 31, 2000

       (1) A Form 8-K was filed by the Company on February 10, 2000 which contained a news release announcing the Company's financial results for the three and twelve months ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                OCWEN FINANCIAL CORPORATION

                                BY: /s/ MARK S. ZEIDMAN
                                    -------------------------------------------
                                        Mark S. Zeidman,
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (On behalf of the Registrant and as its
                                        principal financial officer)

Date:  May 15, 2000