Form 10-Q
period 2000-06-30
OCWEN FINANCIAL CORP
filed 2000-08-14
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                                 (561) 682-8000
                                 ---- ----------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Number of shares of Common Stock, $.01 par value, outstanding as of August 10, 2000: 67,152,363 shares

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q

                                    I N D E X

--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                            PAGE
                                                                          ----

Item 1.  Interim Consolidated Financial Statements (Unaudited)...........   3

         Consolidated Statements of Financial Condition
         at June 30, 2000 and December 31, 1999..........................   3

         Consolidated Statements of Operations for the three and six
         months ended June 30, 2000 and 1999.............................   4

         Consolidated Statements of Comprehensive Income (Loss) for
         the three and six months ended June 30, 2000 and 1999...........   5

         Consolidated Statement of Changes in Stockholders' Equity
         for the six months ended June 30, 2000..........................   6

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 2000 and 1999.............................   7

         Notes to Consolidated Financial Statements......................   9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................  18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......  60

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................  65

Item 4.  Submission of Matters to a Vote of Security Holders.............  65

Item 6.  Exhibits and Reports on Form 8-K................................  65

Signature................................................................  68

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             June 30, 2000     December 31, 1999
ASSETS:                                                                                      -------------     -----------------
Cash and amounts due from depository institutions ....................................       $    26,080        $   153,459
Interest earning deposits ............................................................            19,238            116,399
Federal funds sold ...................................................................           173,500            112,000
Securities available for sale, at fair value:
  Collateralized mortgage obligations (AAA-rated) ....................................           670,829            392,387
  Subordinates, residuals and other securities .......................................           130,644            195,131
Loans available for sale, at lower of cost or market .................................            29,319             45,213
Real estate held for sale ............................................................           195,241                 --
Investment securities ................................................................            13,257             10,965
Loan portfolio, net ..................................................................           148,490            157,408
Discount loan portfolio, net .........................................................           803,446            913,229
Match funded loans and securities, net ...............................................           131,084            157,794
Investments in low-income housing tax credit interests ...............................           144,858            150,989
Investments in unconsolidated entities ...............................................            31,098             37,118
Real estate owned, net ...............................................................           182,676            167,506
Investment in real estate ............................................................           165,883            268,241
Premises and equipment, net ..........................................................            46,170             49,038
Income taxes receivable ..............................................................            14,000                 --
Deferred tax asset, net ..............................................................           140,219            136,920
Excess of purchase price over net assets acquired ....................................            11,639             13,207
Principal, interest and dividends receivable .........................................            11,492             10,024
Escrow advances on loans and loans serviced for others ...............................           205,266            162,548
Other assets .........................................................................            75,558             59,737
                                                                                             -----------        -----------
                                                                                             $ 3,369,987        $ 3,309,313
                                                                                             ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES:

  Deposits ...........................................................................       $ 1,642,133        $ 1,842,286
  Securities sold under agreements to repurchase .....................................           421,050             47,365
  Bonds-match funded agreements ......................................................           121,797            141,515
  Obligations outstanding under lines of credit ......................................           184,750            187,866
  Notes, debentures and other interest bearing obligations ...........................           288,083            317,573
  Accrued interest payable ...........................................................            36,344             32,569
  Excess of net assets acquired over purchase price ..................................            51,043             56,841
  Income taxes payable ...............................................................                --              6,369
  Accrued expenses, payables and other liabilities ...................................            30,761             57,487
                                                                                             -----------        -----------
     Total liabilities ...............................................................         2,775,961          2,689,871
                                                                                             -----------        -----------

Company obligated, mandatorily redeemable securities of subsidiary trust holding
   solely junior subordinated debentures of the company ...............................           101,390            110,000

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares
  issued and outstanding .............................................................                --                 --
Common stock, $.01 par value; 200,000,000 shares authorized; 67,152,363 and
  68,571,575 shares issued and outstanding at June 30, 2000 and December
  31, 1999, respectively .............................................................               672                686
Additional paid-in capital ...........................................................           223,135            232,340
Retained earnings ....................................................................           270,505            277,002
Accumulated other comprehensive income, net of taxes:
  Net unrealized (loss) gain on securities available for sale ........................            (1,295)               163
  Net unrealized foreign currency translation loss ...................................              (381)              (749)
                                                                                             -----------        -----------
Total stockholders' equity ...........................................................           492,636            509,442
                                                                                             -----------        -----------
                                                                                             $ 3,369,987        $ 3,309,313
                                                                                             ===========        ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         Three Months                  Six Months
                                                                ----------------------------    ----------------------------
For the periods ended June 30,                                     2000             1999           2000             1999
-------------------------------------------------------------   ------------    ------------    ------------    ------------
INTEREST INCOME:
  Federal funds sold and repurchase agreements ..............   $        864    $      2,059    $      2,573    $      5,454
  Securities available for sale .............................         16,808          15,659          29,677          32,848
  Loans available for sale ..................................            918          11,014           1,724          19,144
  Investment securities and other ...........................            502             384             829           1,035
  Loans .....................................................          5,337           8,878           9,305          15,044
  Match funded loans and securities .........................          2,951              --           6,263              --
  Discount loans ............................................         23,075          25,553          48,174          55,556
                                                                ------------    ------------    ------------    ------------
                                                                      50,455          63,547          98,545         129,081
                                                                ------------    ------------    ------------    ------------
INTEREST EXPENSE:
  Deposits ..................................................         24,793          23,559          49,478          50,387
  Securities sold under agreements to repurchase ............          5,284           2,281           7,924           3,772
  Bonds-match funded agreements .............................          2,791              --           6,146              --
  Obligations outstanding under lines of credit .............          3,941           5,293           7,413           9,017
  Notes, debentures and other interest bearing obligations ..          8,853           6,705          18,096          13,460
                                                                ------------    ------------    ------------    ------------
                                                                      45,662          37,838          89,057          76,636
                                                                ------------    ------------    ------------    ------------
  Net interest income before provision for loan losses ......          4,793          25,709           9,488          52,445
  Provision for loan losses .................................          3,134             623           5,743           4,362
                                                                ------------    ------------    ------------    ------------
  Net interest income after provision for loan losses .......          1,659          25,086           3,745          48,083
                                                                ------------    ------------    ------------    ------------
NON-INTEREST INCOME:
  Servicing fees and other charges ..........................         20,462          18,929          41,131          37,180
  Gain on interest earning assets, net ......................          5,270          22,918          16,264          43,144
  Impairment charges on securities available for sale .......         (4,764)        (28,785)        (11,597)        (28,869)
  (Loss) gain on real estate owned, net .....................         (3,006)          2,677         (10,013)          3,306
  Net operating gains on investments in real estate .........          8,063             225          13,616             242
  Amortization of excess of net assets acquired over purchase          2,999              --           5,792              --
    price
  Other income ..............................................          8,210           9,073          12,985          15,625
                                                                ------------    ------------    ------------    ------------
                                                                      37,234          25,037          68,178          70,628
                                                                ------------    ------------    ------------    ------------
NON-INTEREST EXPENSE:

  Compensation and employee benefits ........................         22,398          24,330          38,980          51,541
  Occupancy and equipment ...................................          2,953           4,956           6,215          10,722
  Technology and communication costs ........................          5,414           4,799          10,695          10,543
  Loan expenses .............................................          2,987           2,652           6,917           6,780
  Net operating losses on investments in certain low-income
    housing tax credit interests ............................            839           1,599           2,339           3,463
  Amortization of excess of purchase price over net assets ..            794             257           1,568             487
    acquired
  Other operating expenses ..................................          6,459           9,417          13,204          16,614
                                                                ------------    ------------    ------------    ------------
                                                                      41,844          48,010          79,918         100,150
                                                                ------------    ------------    ------------    ------------
Distributions on Company-obligated, mandatory redeemable
    securities of subsidiary trust holding solely junior
    subordinated debentures .................................          2,918           3,398           6,112           6,797
Equity in losses of investments in unconsolidated entities ..          1,812           3,470           4,072           4,713
                                                                ------------    ------------    ------------    ------------
(Loss) income before income taxes and extraordinary gain ....         (7,681)         (4,755)        (18,179)          7,051
Income tax benefit (expense) ................................          2,381             972           5,635          (1,396)
Minority interest in net loss of consolidated subsidiary ....             --              96              --             128
                                                                ------------    ------------    ------------    ------------
(Loss) income before extraordinary gain .....................         (5,300)         (3,687)        (12,544)          5,783
Extraordinary gain on repurchase of debt, net of taxes ......          3,901              --           6,047              --
                                                                ------------    ------------    ------------    ------------
Net (loss) income ...........................................   $     (1,399)   $     (3,687)   $     (6,497)   $      5,783
                                                                ============    ============    ============    ============
(LOSS) EARNINGS PER SHARE:
  Basic:
    Net (loss) income before extraordinary gain .............   $      (0.08)   $      (0.06)   $      (0.19)   $       0.10
    Extraordinary gain ......................................           0.06              --            0.09              --
                                                                ------------    ------------    ------------    ------------
    Net (loss) income .......................................   $      (0.02)   $      (0.06)   $      (0.10)   $       0.10
                                                                ============    ============    ============    ============
  Diluted:
    Net (loss) income before extraordinary gain .............   $      (0.08)   $      (0.06)   $      (0.19)   $       0.10
    Extraordinary gain ......................................           0.06              --            0.09              --
                                                                ------------    ------------    ------------    ------------
    Net (loss) income .......................................   $      (0.02)   $      (0.06)   $      (0.10)   $       0.10
                                                                ============    ============    ============    ============
Weighted average common shares outstanding:
  Basic .....................................................     67,182,395      60,730,614      67,702,961      60,765,485
                                                                ============    ============    ============    ============
  Diluted ...................................................     67,182,395      60,730,614      67,702,961      60,807,036
                                                                ============    ============    ============    ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)

                                                                   Three Months            Six Months
                                                               --------------------    --------------------
For the periods ended June 30,                                    2000        1999        2000        1999
------------------------------------------------------------   ---------   ---------   ---------   ---------
Net (loss) income ..........................................   $ (1,399)   $ (3,687)   $ (6,497)   $  5,783
                                                               --------    --------    --------    --------

Other comprehensive (loss) income, net of taxes:
  Change  in  unrealized  (loss)  gain on  securities
    available for sale arising during the period (1) .......      8,792      (6,683)      5,160      (1,498)
  Less: Reclassification adjustment ........................     (7,162)        364      (6,618)     (2,613)
                                                               --------    --------    --------    --------

  Net change in unrealized loss on securities                     1,630      (6,319)     (1,458)     (4,111)
      available for sale (2)................................   --------    --------    --------    --------

  Change in unrealized  foreign currency  translation
    adjustment arising during the period (3) ...............        207        (432)        368        (257)
                                                               --------    --------    --------    --------

  Net change in unrealized foreign currency ................        207        (432)        368        (257)
      translation loss                                         --------    --------    --------    --------

  Other comprehensive (loss) income ........................      1,837      (6,751)     (1,090)     (4,368)
                                                               --------    --------    --------    --------

Comprehensive (loss) income ................................   $    438    $(10,438)   $ (7,587)   $  1,415
                                                               ========    ========    ========    ========
Disclosure of reclassification adjustment:

  Unrealized  holding losses  (gains)  arising during
    the period on securities sold or impaired ..............   $   (401)   $    371    $ (4,609)   $    250

  Add: Adjustment for realized gains (losses) and
    impairment charges on securities available for
    sale included in net income (loss) .....................     (6,761)         (7)     (2,009)     (2,863)
                                                               --------    --------    --------    --------

  Net reclassification  adjustment for gains (losses)
    recognized in other  comprehensive  income (loss)
    in prior years (4) .....................................   $ (7,162)   $    364    $ (6,618)   $ (2,613)
                                                               ========    ========    ========    ========

(1) Net of tax benefit (expense) of $5,567 and $(4,273) for the three months ended June 30, 2000 and 1999, respectively, and $(3,906) and $(1,429) for the six months ended June 30, 2000 and 1999, respectively.

(2) Net of a tax (expense) benefit of $(612) and $(5,201) for the three months ended June 30, 2000 and 1999, respectively, and $1,072 and $2,896 for the six months ended June 30, 2000 and 1999, respectively.

(3) Net of tax (expense) benefit of $(116) and $233 for the three months ended June 30, 2000 and 1999, respectively, and $(201) and $138 for the six months ended June 30, 2000 and 1999, respectively.

(4) Net of tax benefit of $4,955 and $204 for the three months ended June 30, 2000 and 1999, respectively, and $4,978 and $1,467 for the six months ended June 30,2000 and 1999, respectively.

                   The accompanying notes are an integral part of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                         Accumulated
                                                                                                            Other
                                                     Common Stock           Additional                  Comprehensive
                                             --------------------------      Paid-in        Retained    Income (Loss),
                                                 Shares        Amount        Capital        Earnings     Net of Taxes       Total
                                              ----------    -----------    ------------   ------------   -------------  -----------

Balances at December 31, 1999 ............    68,571,575    $       686    $   232,340    $   277,002    $      (586)   $   509,442
Net loss .................................            --             --             --         (6,497)            --         (6,497)
Repurchase of common stock ...............    (1,388,300)           (14)        (8,982)            --             --         (8,996)
Change in directors' stock plan ..........         8,535             --             28             --             --             28
Retirement of shares .....................       (39,447)            --           (251)            --             --           (251)
Other comprehensive income, net of taxes:
   Change in unrealized gain (loss) on
      securities available for sale ......            --             --             --             --         (1,458)        (1,458)
   Change in unrealized foreign currency
      translation loss ...................            --             --             --             --            368            368
                                              ----------    -----------    -----------    -----------    -----------    -----------
Balances at June 30, 2000 ................    67,152,363    $       672    $   223,135    $   270,505    $    (1,676)   $   492,636
                                              ==========    ===========    ===========    ===========    ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                   OCWEN FINANCIAL COPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

For the six months ended June 30,                                                                             2000          1999
------------------------------------------------------------------------------------------------------     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ....................................................................................     $  (6,497)     $   5,783
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
  Net cash provided by trading activities ............................................................            --         36,804
  Proceeds from sales of loans available for sale ....................................................         7,144        560,336
  Purchases of loans available for sale ..............................................................            --        (47,103)
  Origination of loans available for sale ............................................................            --       (481,720)
  Principal payments received on loans available for sale ............................................         4,216         18,764
  (Discount accretion) premium amortization on securities, net .......................................       (32,993)        13,116
  Depreciation and amortization ......................................................................         2,653         12,084
  Provision for loan losses ..........................................................................         5,743          4,362
  Provision for real estate owned ....................................................................        16,380         14,840
  Gain on interest-earning assets, net ...............................................................       (16,264)       (43,144)
  Impairment charges on securities available for sale ................................................        11,597         28,869
  Extraordinary gain on repurchase of long-term debt .................................................        (8,763)            --
  Gain on sale of low-income housing tax credit interests ............................................           261             --
  Gain on real estate owned, net .....................................................................       (11,683)       (21,406)
  Gain on sale of investment in real estate held for sale ............................................        (3,897)            --
  Gain on sale of real estate held for investment ....................................................        (1,316)        (1,631)
  Equity in losses of unconsolidated entities ........................................................         4,072          4,713
  (Increase) decrease in principal, interest and dividends receivable ................................        (1,468)         7,195
  Increase in income taxes receivable ................................................................       (14,000)        (2,293)
  Decrease in income taxes payable ...................................................................        (6,369)            --
  Increase in deferred tax asset .....................................................................        (3,299)        (1,304)
  Increase in escrow advances ........................................................................       (42,718)       (21,756)
  Decrease in other assets, net ......................................................................        32,478         39,911
  Increase in accrued expenses, interest payable and other liabilities ...............................       (22,332)       (24,000)
                                                                                                            --------        -------
Net cash (used) provided by operating activities .....................................................       (87,055)       102,420
                                                                                                            --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale ...............................................       324,278            633
  Purchase of securities available for sale ..........................................................      (833,704)      (479,224)
  Maturities of and principal payments received on securities available for sale .....................       284,523        290,113
  Acquisition of Federal Home Loan Bank stock ........................................................        (2,432)            --
  Acquisition of subsidiaries ........................................................................            --         (5,196)
  Principal payments received on match funded loans ..................................................        15,224             --
  Purchase of low-income housing tax credit interests ................................................       (22,980)       (37,717)
  Proceeds from sales of low-income housing tax credit interests .....................................        27,587             --
  Proceeds from sales of discount loans, net .........................................................       118,674        238,704
  Proceeds from sale of real estate held for sale ....................................................         9,000             --
  Proceeds from sale of real estate held for investment ..............................................         3,008          5,939
  Proceeds from sales of loans held for investment ...................................................         7,727         26,243
  Proceeds from sale of premises and equipment .......................................................            46             --
  Purchase and originations of loans held for investment, net of undisbursed loan funds ..............       (22,868)       (15,658)
  Purchase of discount loans, net ....................................................................      (157,609)      (395,298)
  Decrease in investment in unconsolidated entities ..................................................           481             --
  Principal payments received on loans held for investment ...........................................        26,386         84,425
  Increase in real estate held for sale ..............................................................        (2,829)            --
  Principal payments received on discount loans, net .................................................        71,333        107,813
  (Increase) decrease in real estate held for investment .............................................      (111,824)        10,508
  Proceeds from sale of real estate owned ............................................................        88,056        142,363
  Purchase of real estate owned in connection with discount loan purchases ...........................        (8,593)       (31,490)
  Additions to premises and equipment ................................................................        (3,198)       (20,475)
                                                                                                            --------        -------
Net cash (used) provided by investing activities .....................................................      (189,714)       (78,317)
                                                                                                            --------        -------

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS- (CONTINUED)
                             (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

For the six months ended June 30,                                                                       2000                1999
--------------------------------------------------------------------------------------------          ----------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in deposits .....................................................................          $(200,153)          $(285,662)
  Increase in securities sold under agreements to repurchase ...............................            373,685              61,690
  Repayment of obligations under lines of credit, net ......................................             (3,116)            (85,246)
  Payments on bonds-match funded agreements ................................................            (17,716)                 --
  Repurchase of Capital Securities .........................................................             (4,979)                 --
  Payments of notes and mortgages payables .................................................                 --               4,236
  Advances from the Federal Home Loan Bank .................................................                 --              50,000
  Repurchases of  notes and subordinate debentures .........................................            (24,996)                 --
  Repurchase of common stock ...............................................................             (8,996)             (1,832)
                                                                                                      ---------           ---------
Net cash provided (used) by financing activities ...........................................            113,729            (256,814)
                                                                                                      ---------           ---------

Net decrease in cash and cash equivalents ..................................................           (163,040)           (232,711)
Cash and cash equivalents at beginning of period ...........................................            381,858             419,154
                                                                                                      ---------           ---------
Cash and cash equivalents at end of period .................................................          $ 218,818           $ 186,443
                                                                                                      =========           =========
RECONCILIATION OF CASH AND CASH EQUIVALENTS AT END OF PERIOD:
  Cash and amounts due from depository institutions ........................................          $  26,080           $  93,316
  Interest-earning deposits ................................................................             19,238              18,127
  Federal funds sold and repurchase agreements .............................................            173,500              75,000
                                                                                                      ---------           ---------
                                                                                                      $ 218,818           $ 186,443
                                                                                                      =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest .................................................................................          $  85,283           $  83,024
                                                                                                      =========           =========
  Income taxes .............................................................................          $  18,820           $     524
                                                                                                      =========           =========

Supplemental schedule of non-cash investing and financing activities:
  Real estate owned acquired through foreclosure ...........................................          $  91,820           $  83,532
                                                                                                      =========           =========
  Exchange of discount loans and loans available for sale for securities ...................          $      --           $ 758,032
                                                                                                      =========           =========
  Reclassification of properties from investment in real estate to
    real estate held for sale ..............................................................          $ 218,514           $      --
                                                                                                      =========           =========

  Exchange of note receivable for real estate held for sale ................................          $  19,000           $      --
                                                                                                      =========           =========

Acquisition of businesses:
  Fair value of assets acquired.............................................................          $      --           $   5,304
  Liabilities assumed.......................................................................                 --                 101
  Less stock issued.........................................................................                 --                  --
                                                                                                      ---------           ---------
  Cash paid.................................................................................                 --               5,203
  Less cash acquired........................................................................                 --                  (7)
                                                                                                      ---------           ---------
  Net cash paid for assets acquired.........................................................                 --           $   5,196
                                                                                                      =========           =========

                   The accompanying notes are an integral part of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The Company's consolidated financial statements include the accounts of Ocwen Financial Corporation ("OCN" or the "Company") and its subsidiaries. The Company owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank"), Investors Mortgage Insurance Holding Company ("IMI"), Ocwen Technology Xchange, Inc. ("OTX") and Ocwen Asset Investment Corp. ("OAC"). The Company acquired OAC on October 7, 1999. The Company's consolidated financial statements include OAC and its subsidiaries as of that date. The Company also owns 99.34% of Ocwen Financial Services, Inc. ("OFS"), with the remaining 0.66% owned by the shareholders of Admiral Home Loan and reported in the consolidated financial statements as a minority interest. The Company sold its investment in its foreign subsidiary, Ocwen UK, on September 30, 1999. Ocwen UK's results of operations for 1999 have been included in the consolidated statements of operations through that date. All significant intercompany transactions and balances have been eliminated in consolidation.

         The Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision ("OTS").

         In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at June 30, 2000 and December 31, 1999, the results of its operations for the three and six months ended June 30, 2000 and 1999 its comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999, its changes in stockholders' equity for the six months ended June 30, 2000, and its cash flows for the six months ended June 30, 2000 and 1999. The results of operations and other data for the three and six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2000. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the June 30, 2000 presentation.

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

INVESTMENTS IN REAL ESTATE

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

INVESTMENTS IN REAL ESTATE PARTNERSHIPS

         The Company's investments in real estate partnerships are accounted for under the equity method of accounting. Under the equity method of accounting, an investment in the shares of other interests of an investee is recorded at cost of the shares or interests acquired and thereafter is periodically increased (decreased) by the investors proportionate share of earnings (losses) of the investee and decreased by the dividends or distributions received by the investor from the investee.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

REAL ESTATE HELD FOR SALE

         Real estate held for sale is reported at the lower of the carrying amount or fair value less cost to sell. Real estate is classified as held for sale when the Company has committed to a plan to sell the assets and depreciation is discontinued. Gains and losses on the sale of real estate held for sale are included as a component of income.

SECURITIES AVAILABLE FOR SALE

         Effective June 30, 2000, the Company refined its methodology for estimating fair value of its securities portfolio at the end of each month. Fair value is estimated within a range based on third party dealer quotations, where available, and internal values, subject to an internal review process. Previously, fair value was generally based on the lower of dealer quotations or internal values, also subject to an internal review process.

NOTE 3: COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

         In August 1997, the Ocwen Capital Trust ("OCT") issued $125,000 of 10.875% Capital Securities (the "Capital Securities"). Proceeds from the issuance of the Capital Securities were invested in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. During 1999, OCT repurchased $15,000 of its Capital Securities in the open market, resulting in extraordinary gains of $5,548 ($4,570 net of taxes). During the second quarter of 2000, OCT repurchased $8,610 of its Capital Securities in the open market, resulting in an extraordinary gain of $3,670 ($2,532 net of taxes).

         Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1,000 per Capital Security. Payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, are guaranteed by the Company to the extent OCT has funds available. If the Company does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Accumulated distributions payable on the Capital Securities amounted to $4,594 and $4,815 at June 30, 2000 and December 31, 1999, respectively, and are included in accrued interest payable.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 JUNE 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

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

         For financial reporting purposes, OCT is treated as a subsidiary of the Company and, accordingly, the accounts of OCT are included in the consolidated financial statements of the Company. Intercompany transactions between OCT and the Company, including the Junior Subordinated Debentures, are eliminated in the consolidated financial statements of the Company. The Capital Securities are presented as a separate caption between liabilities and stockholders' equity in the consolidated statement of financial condition of the Company as "Company-obligated, mandatorily redeemable securities of subsidiary trust holding solely Junior Subordinated Debentures of the company." Distributions on the Capital Securities are recorded as a separate caption immediately following non-interest expense in the consolidated statements of operations of the Company. The Company intends to continue this method of accounting going forward.

         In connection with the issuance of the Capital Securities, the Company incurred certain costs which have been capitalized and are being amortized over the term of the Capital Securities. The unamortized balance of these issuance costs amounted to $3,657 and $4,041 at June 30, 2000 and December 31, 1999, respectively, and is included in other assets.

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

INTEREST RATE MANAGEMENT

         In managing its interest rate risk, the Company enters into interest rate swaps ("interest swaps"). The terms of the outstanding interest swaps at June 30, 2000 and December 31, 1999, respectively, are as follows:

                                 Notional              LIBOR
          Maturity                Amount               Index             Fixed Rate        Floating Rate         Fair Value
-------------------------     -------------         -----------         ------------     -----------------     ---------------

   JUNE 30, 2000:
   April 2001...........       $     75,000           1-Month                6.00%              6.65%           $        586
   January 2003.........             86,000           1-Month                5.75               6.65                   3,137
                               ------------                                                                     ------------
                               $    161,000                                                                     $      3,723
                               ============                                                                     ============
   DECEMBER 31, 1999:
   April 2001...........       $     75,000           1-Month                6.00%              6.48%           $        482
   April 2001...........             17,000           1-Month                6.00               6.48                     108
   April 2002...........              8,780           1-Month                6.04               6.46                     129
   January 2003.........            100,000           1-Month                5.75               6.46                   2,983
                               ------------                                                                     ------------
                               $    200,780                                                                     $      3,702
                               ============                                                                     ============

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 JUNE 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

         The Company also enters into short sales of U.S. Treasury interest rate futures contracts as part of its overall interest rate risk management activity. During the fourth quarter of 1999, these financial instruments ceased to qualify for hedge accounting and subsequent gains or losses are included in earnings. The terms of the outstanding interest rate futures at June 30, 2000 and December 31, 1999, respectively, are as follows:

                                                     Notional                            Strike
                                                      Amount          Maturity            Price        Fair Value
                                                   -----------     --------------      ----------     ------------

          JUNE 30, 2000:
          U.S. 10-year Agency futures.........     $     5,800     September 2000      $    89.95     $      (147)
                                                   ===========                                        ===========

          DECEMBER 31, 1999:
          U.S. 2-year Treasury futures........     $    12,000       March 2000        $    99.82     $        62
          U.S. 10-year Treasury futures.......           7,000       March 2000        $    97.52             116
                                                   -----------                                        -----------
                                                   $    19,000                                        $       178
                                                   ===========                                        ===========

         The Company also manages its interest rate risk by purchasing European swaptions and put options to hedge anticipated future fundings related to low-income housing tax credit projects. During the fourth quarter of 1999, these financial instruments ceased to qualify for hedge accounting and subsequent gains or losses are included in earnings. The following table sets forth the terms and values of these financial instruments at June 30, 2000 and December 31, 1999, respectively:

                                                                   Notional                            Strike
                                                                    Amount           Maturity        Rate/Price     Fair Value
                                                                -----------    ------------------    -----------   ------------
JUNE 30, 2000:
European 10-year swaptions................................      $     6,000        March 2001            6.78%     $       254
                                                                      4,000      November 2000           7.45               48
                                                                      2,300       October 2000           7.40               27
                                                                      2,200      November 2000           7.85                9
                                                                -----------                                        -----------
                                                                $    14,500                                        $       338
                                                                ===========                                        ===========
DECEMBER 31, 1999:
European 10-year swaptions................................      $     7,500        March 2000            6.78%     $       282
                                                                      5,800         May 2000             6.72              264
                                                                      2,800      February 2000           7.20               34
                                                                      2,300        June 2000             7.11               63
                                                                -----------                                        -----------
                                                                $    18,400                                        $       643
                                                                ===========                                        ===========
European 10-year put options, 4.75% due 11/05/08..........      $     2,500        March 2000        $  91.45      $        83
                                                                ===========                                        ===========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 JUNE 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

FOREIGN CURRENCY MANAGEMENT

         The Company enters into foreign currency derivatives to hedge its equity investment in Kensington Group plc ("Kensington"), its investments in foreign subsidiaries which own residual interests backed by residential loans originated in the UK ("UK residuals") and in the shopping center located in Halifax, Nova Scotia (the "Nova Scotia Shopping Center"). It is the Company's policy to periodically adjust the amount of foreign currency derivative contracts it has entered into in response to changes in its recorded investments in these assets. The following table sets forth the terms and values of these foreign currency financial instruments at June 30, 2000 and December 31, 1999:

                                                            Notional Amount
                                                ---------------------------------------    Contract    Unamortized
                                     Maturity             Pay                Receive         Rate        Discount      Fair Value
                                 -------------  --------------------     --------------   ---------    -----------     ----------

JUNE 30, 2000:
Currency swaps..................  February 2003 (pound)       27,500      $      43,546    1.5835      $    1,123      $   1,080
                                                ====================      =============                ==========      =========
DECEMBER 31, 1999:
Currency swaps..................  February 2003 (pound)       27,500      $      43,546    1.5835      $    1,119      $    (976)
                                                ====================      =============                ==========      =========

                                                                                   Notional       Strike
                                            Position         Maturity               Amount          Rate          Fair Value
                                            --------       --------------     ----------------    --------        ----------
JUNE 30, 2000:
Canadian Dollar currency futures...........   Short        September 2000       C$     29,100       .6794         $       78

British Pound currency futures.............   Short        September 2000     (pound)  11,000      1.5054               (145)
                                              Long         September 2000     (pound)   7,312      1.5156                 22
                                                                                                                  ----------
                                                                                                                  $      (45)
                                                                                                                  ==========
DECEMBER 31, 1999:
Canadian Dollar currency futures...........   Short        March 2000           C$     22,100       .6786         $     (300)
                                              Short        March 2000           C$      1,600       .6800                (20)

British Pound currency futures.............   Long         March 2000         (pound)   3,750      1.6018                 65
                                              Short        March 2000         (pound)  15,875      1.6225                 56
                                                                                                                  ----------
                                                                                                                  $     (199)
                                                                                                                  ==========

NOTE 5:  REGULATORY REQUIREMENTS

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At June 30, 2000, the minimum regulatory capital requirements were:

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 JUNE 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

         At June 30, 2000, the Bank was "well capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be categorized as "well capitalized," the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the following table. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since June 30, 2000 that management believes have changed the institution's category.

         Following an examination by the OTS in late 1996 and early 1997, the Bank committed to the OTS to maintain a core capital (leverage) ratio and a total risk-based capital ratio of at least 9% and 13%, respectively. The Bank continues to be in compliance with this commitment and with the regulatory capital requirements of general applicability (as indicated below). Based on discussions with the OTS, the Bank believes that this commitment does not affect its status as a "well-capitalized" institution, assuming the Bank's continued compliance with the regulatory capital requirements required to be maintained by it pursuant to such commitment.

         The following tables summarize the Bank's actual and required regulatory capital at June 30, 2000.

                                                                                                   To Be Well
                                                                                                  Capitalized        Committed
                                                                        Minimum For Capital  For Prompt Corrective    Capital
                                                        Actual           Adequacy Purposes      Action Provisions   Requirements
                                                  --------------------   ------------------   --------------------  -------------
                                                   Ratio      Amount      Ratio      Amount     Ratio      Amount        Ratio
                                                  -------  ----------    -------  -----------  -------  ----------   ------------
Stockholders' equity, and ratio to total assets    10.85% $   270,501
Net  unrealized loss on certain  available for
   sale securities...........................                     298
Non-includable subsidiary....................                 (10,472)
Acquired real estate.........................                  (1,425)
Disallowed deferred tax assets...............                 (31,146)
Disallowed servicing assets..................                  (1,295)
                                                          -----------
Tangible capital, and ratio to adjusted total
   assets....................................       9.24% $   226,461     1.50%   $  36,757
                                                          ===========             =========
Tier 1 (core) capital, and ratio to adjusted
   total assets..............................       9.24% $   226,461     4.00%   $  98,019      5.00%  $ 122,524        9.00%
                                                          ===========             =========             =========
Tier 1 capital, and ratio to risk-weighted
   assets....................................      12.85% $   226,461                            6.00%  $ 105,760
                                                          ===========                                   =========
Allowance for loan and lease losses..........                  22,046
Qualifying subordinated debentures...........                  53,600
                                                          -----------
Tier 2 capital...............................                  75,646
                                                          -----------
Total risk-based capital, and ratio to risk-
   weighted assets...........................      17.14% $   302,107     8.00%   $ 141,013     10.00%  $ 176,227       13.00%
                                                          ===========             =========             =========

Total regulatory assets......................             $ 2,492,846
                                                          ===========
Adjusted total assets........................             $ 2,450,489
                                                          ===========
Risk-weighted assets.........................             $ 1,762,673
                                                          ===========

         The OTS amended its capital distribution regulation effective April 1, 1999. Under the revised regulation, the Bank is required to file a notice with the OTS at least 30 days prior to making a capital distribution unless (a) it is not eligible for expedited treatment under the OTS application processing regulations, (b) the total amount of the Bank's capital distributions (including the proposed distribution) for the calendar year exceeds the Bank's net income for the year to date plus retained net income for the previous two years, (c) the Bank would not be "adequately capitalized" following the proposed distribution or (d) the proposed distribution would violate any applicable statute, regulation, or agreement between the Bank and the OTS, or a condition imposed upon the Bank by an OTS-approved application or notice. If one of these four criteria is present, the Bank is required to file an application with the OTS at least 30 days prior to making the proposed capital distribution. The OTS may deny the Bank's application or disapprove its notice if the OTS determines that (a) the Bank will be "under capitalized," "significantly under capitalized" or "critically under capitalized," as defined in the OTS capital

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 JUNE 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

regulations, following the capital distribution, (b) the proposed capital distribution raises safety and soundness concerns or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation or agreement between the Bank and the OTS or a condition imposed on the Bank in an application or notice approved by the OTS. The new rule also amends the definition of "capital distribution" to include any payment to repurchase, redeem, retire, or otherwise acquire debt instruments included in total risk-based capital.

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

NOTE 6:  BUSINESS SEGMENT REPORTING

         SFAS No. 131 requires public enterprises to report financial and descriptive information about their reportable operating segments. An operating segment is defined as a component of an enterprise (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (c) for which discrete financial information is available. The Company conducts a variety of business activities within the following segments:

                                                                               Non-          Non-
                                                             Net Interest   Interest       Interest       Net (Loss)      Total
                                                               Income        Income        Expense          Income        Assets
                                                             ------------   ---------      ---------      ----------    -----------
AT OR FOR THE THREE MONTHS ENDED JUNE 30, 2000:
Single family residential discount loans...............       $   6,151     $   3,593      $   3,166      $   4,389     $  567,323
Commercial loans.......................................           3,456         4,342          4,040            756      1,505,090
Domestic residential mortgage loan servicing...........            (935)       20,141         14,896          2,650        157,048
Investment in low-income housing tax credits...........          (2,656)          202          2,068             13        177,245
OTX                                                                (183)          578          8,865         (5,251)        20,070
Commercial real estate.................................          (5,103)        9,196            850          2,011        247,663
UK operations..........................................            (269)           --            197         (1,390)        28,638
Domestic subprime single family residential lending....             957        (5,764)           590         (3,346)       165,835
Unsecured collections..................................             (45)           85          2,294         (2,191)        17,026
Ocwen Realty Advisors..................................              --         3,070          2,832            147          1,319
Corporate items and other..............................           3,420         1,791          2,046            813        482,730
                                                              ---------     ---------      ---------      ---------     ----------
                                                              $   4,793     $  37,234      $  41,844      $  (1,399)    $3,369,987
                                                              =========     =========      =========      =========     ==========
AT OR FOR THE SIX MONTHS ENDED JUNE 30, 2000:
Single family residential discount loans...............       $  13,604     $   4,343      $   6,025      $   7,467     $  567,323
Commercial loans.......................................           5,784         7,580          7,611          1,450      1,505,090
Domestic residential mortgage loan servicing...........            (655)       39,183         28,438          6,234        157,048
Investment in low-income housing tax credits...........          (5,578)        1,298          4,539          1,192        177,245
OTX                                                                (377)          892         16,184         (9,715)        20,070
Commercial real estate.................................         (10,160)       15,782          1,251          2,710        247,663
UK operations..........................................            (554)           --             64         (2,932)        28,638
Domestic subprime single family residential lending....             996       (13,076)           674         (7,907)       165,835
Unsecured collections..................................             (83)           86          4,275         (4,364)        17,026
Ocwen Realty Advisors..................................              --         7,224          7,700            290          1,319
Corporate items and other..............................           6,511         4,866          4,390           (922)       482,730
                                                              ---------     ---------      ---------      ---------     ----------
                                                              $   9,488     $  68,178      $  79,918      $  (6,497)    $3,369,987
                                                              =========     =========      =========      =========     ==========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 JUNE 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                               Non-          Non-
                                                             Net Interest   Interest       Interest       Net (Loss)      Total
                                                               Income        Income        Expense          Income        Assets
                                                             ------------   ---------      ---------      ----------    -----------

AT OR FOR THE THREE MONTHS ENDED JUNE 30, 1999:
Single family residential discount loans...............       $   5,418     $ (13,556)     $   5,293      $  (9,220)    $   529,549
Commercial loans.......................................          11,289         7,002          7,839          5,793         868,903
Domestic residential mortgage loan servicing...........           1,352        13,583         10,242          2,910         102,670
Investment in low-income housing tax credits...........          (3,052)        2,114          3,940          1,068         225,864
OTX                                                                   3           322          4,513         (2,597)          6,848
Commercial real estate.................................              --           804            606            123              --
UK operations..........................................          11,730        19,102         16,053          8,984         255,921
Domestic subprime single family residential lending....           4,455        (3,779)         3,344         (1,563)        144,096
Unsecured collections..................................              85             4          1,474           (815)         13,638
Ocwen Realty Advisors(1)...............................              --            --             --             --              --
Corporate items and other..............................          (5,571)         (559)        (5,293)        (8,370)        874,057
                                                              ---------     ---------      ---------      ---------     -----------
                                                              $  25,709     $  25,037      $  48,010      $  (3,687)    $ 3,021,546
                                                              =========     =========      =========      =========     ===========
AT OR FOR THE SIX MONTHS ENDED JUNE 30, 1999:
Single family residential discount loans...............       $  11,831     $  (3,704)     $  10,213      $  (5,336)    $   529,549
Commercial loans.......................................          20,304        16,363         16,075         10,169         868,903
Domestic residential mortgage loan servicing...........           2,455        27,595         20,289          6,052         102,670
Investment in low-income housing tax credits...........          (5,613)        3,030          7,462          2,404         225,864
OTX                                                                 (22)          728          7,126         (3,980)          6,848
Commercial real estate.................................              --         1,586          1,312            170              --
UK operations..........................................          20,910        24,832         29,686          9,068         255,921
Domestic subprime single family residential lending....          10,302        (2,773)         9,546         (1,128)        144,096
Unsecured collections..................................             151            11          2,760         (1,472)         13,638
Ocwen Realty Advisors(1)...............................              --            --             --             --              --
Corporate items and other..............................          (7,873)        2,960          4,319        (10,164)        874,057
                                                              ---------     ---------      ---------      ---------     -----------
                                                              $  52,445     $  70,628      $ 100,150      $   5,783     $ 3,021,546
                                                              =========     =========      =========      =========     ===========

(1) Non-interest income for the three and six months ended June 30, 2000 included $973 and $2,106, respectively, of intercompany revenues which have been eliminated in consolidation.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

         At June 30, 2000, the Company had commitments of $21,318 to fund construction loans (including loans accounted for as investments in real estate) secured by multi-family and commercial properties. In addition, the Company, through the Bank, had commitments under outstanding letters of credit in the amount of $20,628. The Company, through its investment in subordinated securities and subprime residuals, which had a carrying value of $130,632 at June 30, 2000, supports senior classes of securities.

         On April 20, 1999, a complaint was filed on behalf of a putative class of public shareholders of the Company in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida against OCN and OAC. On April 23, 1999, a complaint was filed on behalf of a putative classes of public shareholders of OAC in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida, against OAC and certain directors of OAC. The plaintiffs in both complaints sought to enjoin consummation of the acquisition of OAC by OCN. The cases were consolidated, and on September 13, 1999 a consolidated amended complaint was filed. The injunction was denied, and on October 14, 1999, OCN was dismissed as a party. Plaintiffs' remaining claims are for damages for alleged breaches of common law fiduciary duties. Discovery is ongoing.

         On June 3, 1999, Walton Street Capital, L.L.C. ("Walton") filed suit against OAC and Ocwen Partnership, L.P. in the Circuit Court of Cook County, Illinois. Walton has alleged that OAC committed an anticipatory breach of contract with respect to the proposed sale by OAC of all of its interest in its commercial mortgage-backed securities portfolio to Walton.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 JUNE 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

Walton has claimed damages in an amount in excess of $20,000. OAC believes this suit is without merit and continues to vigorously defend against the same. Discovery is ongoing.

         The Company is subject to various other pending legal proceedings. In management's opinion, the resolution of these other claims will not have a material effect on the consolidated financial statements.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

GENERAL

         The Company's primary business activities currently consist of the acquisition, servicing and resolution of subperforming and non-performing residential and commercial mortgage loans, as well as the related development of loan servicing technology and business-to-business e-commerce solutions for the mortgage and real estate industries.

         The Company is a registered savings and loan holding company subject to regulation by the OTS. The Bank is subject to regulation by the OTS, as its chartering authority, and by the Federal Deposit Insurance Corporation (the "FDIC") as a result of its membership in the Savings Association Insurance Fund administered by the FDIC, which insures the Banks' deposits up to the maximum extent permitted by law. The Bank is also subject to certain regulation by the Board of Governors of the Federal Reserve System and is currently a member of the Federal Home Loan Bank ("FHLB") of New York, one of the 12 regional banks which comprise the FHLB System.

         The following discussion of the Company's consolidated financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 herein (which is incorporated herein by reference).

RECENT DEVELOPMENTS

         The Company has entered into agreements to sell its three remaining office buildings in San Francisco (225 Bush Street, 450 Sansome Street, and 10 United Nations Plaza) for aggregate proceeds of approximately $210,000. The agreements pertaining to 225 Bush Street and 450 Sansome Street are contingent upon satisfactory completion of the buyer's due diligence, while due diligence on 10 United Nations Plaza has been completed. Each of these transactions are also subject to standard closing deliverables as well as adjustments for (i) closing costs and (ii) pro rations of certain contractual obligations that survive closing. All three transactions are expected to close during the third quarter of 2000. See "Changes in Financial Condition--Real Estate Held for Sale".

         As of July 31, 2000, the Company won a competitive bid to the servicing rights for more than $700,000 in subprime mortgages from First Alliance Mortgage Co. Terms of the sale were approved by U.S. Bankruptcy Court for the Central District of California in Santa Ana. This transaction will increase the Company's loans serviced by 8,704 loans.

SELECTED CONSOLIDATED FINANCIAL INFORMATION                                June 30,          December 31,     Increase
                                                                             2000               1999          (Decrease)
                                                                        --------------      -------------    ------------
BALANCE SHEET DATA
Total assets.....................................................       $    3,369,987      $   3,309,313          2%
Securities available for sale, at fair value:
  Collateralized mortgage obligations (AAA-rated)................              670,829            392,387         71
  Subordinates, residuals and other securities...................              130,644            195,131        (33)
Loans available for sale, at lower of cost or market.............               29,319             45,213        (35)
Real estate held for sale........................................              195,241                 --         --
Loan portfolio, net..............................................              148,490            157,408         (6)
Discount loan portfolio, net.....................................              803,446            913,229        (12)
Match funded loans and securities, net...........................              131,084            157,794        (17)
Investment in low-income housing tax credit interests............              144,858            150,989         (4)
Investment in unconsolidated entities............................               31,098             37,118        (16)
Real estate owned, net...........................................              182,676            167,506          9
Total liabilities................................................            2,775,961          2,689,871          3
Deposits.........................................................            1,642,133          1,842,286        (11)
Securities sold under agreements to repurchase...................              421,050             47,365        789
Bonds-match funded agreements....................................              121,797            141,515        (14)
Obligations outstanding under lines of credit....................              184,750            187,866         (2)
Notes, debentures and other interest bearing obligations.........              288,083            317,573         (9)
Capital Securities...............................................              101,390            110,000         (8)
Stockholders' equity.............................................              492,636            509,442         (3)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                               At or for the Three Months Ended June 30,
                                                                        -------------------------------------------------------
                                                                                                                     Increase
                                                                              2000                1999              (Decrease)
                                                                        ---------------     ---------------       -------------
OPERATIONS DATA
Net interest income..............................................       $        4,793      $       25,709            (81)%
Provision for loan losses........................................                3,134                 623            403
Non-interest income..............................................               37,234              25,037             49
Non-interest expense.............................................               41,844              48,010            (13)
Distributions on Capital Securities..............................                2,918               3,398            (14)
Equity in losses of investment in unconsolidated entities........                1,812               3,470            (48)
Income tax expense...............................................                2,381                 972            145
Extraordinary gain on repurchase of debt, net of taxes...........                3,901                  --             --
Net loss.........................................................               (1,399)             (3,687)           (62)

PER COMMON SHARE
Net loss:
   Basic.........................................................       $        (0.02)     $        (0.06)           (67)%
   Diluted.......................................................                (0.02)              (0.06)           (67)
Stock price:
   High .........................................................       $        8.63       $         9.38             (8)%
   Low ..........................................................                5.44                 8.19            (34)
   Close.........................................................                5.56                 8.88            (37)
   Repurchase of common stock (1)................................                   --                8.92           (100)

KEY RATIOS
Annualized return on average assets  ............................                (0.17)%             (0.47)%           64%
Annualized return on average equity  ............................                (1.14)              (3.36)            66
Efficiency ratio (2)   ..........................................               104.05              101.55              2
Core (leverage) capital ratio....................................                 9.24                9.50             (3)
Risk-based capital ratio.........................................                17.14               17.92             (4)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


                                                                                 At or for the Six Months Ended June 30,
                                                                        -------------------------------------------------------
                                                                                                                     Increase
                                                                              2000                1999              (Decrease)
                                                                        ---------------     ---------------       -------------

OPERATIONS DATA
Net interest income..............................................       $        9,488      $       52,445            (82)%
Provision for loan losses........................................                5,743               4,362             32
Non-interest income..............................................               68,178              70,628             (3)
Non-interest expense.............................................               79,918             100,150            (20)
Distribution on Capital Securities...............................                6,112               6,797            (10)
Equity in losses of investment in unconsolidated entities........                4,072               4,713            (14)
Income tax benefit (expense).....................................                5,635              (1,396)           504
Extraordinary gain on repurchase of debt, net of taxes...........                6,047                  --             --
Net (loss) income................................................               (6,497)              5,783           (212)

PER COMMON SHARE
Net (loss) income:
   Basic.........................................................       $       (0.10)      $        0.10            (200)%
   Diluted.......................................................               (0.10)               0.10            (200)
Stock price:
   High .........................................................       $        8.63       $       12.31             (30)%
   Low ..........................................................                5.31                7.75             (31)
   Close.........................................................                5.56                8.88             (37)
Repurchase of common stock (1)...................................                6.48                8.92             (27)

KEY RATIOS
Annualized return on average assets  ............................               (0.39)%             (0.50)%           (22)%
Annualized return on average equity  ............................               (2.62)              (2.65)             (1)
Efficiency ratio (2)   ..........................................              108.59               84.61              28
Core (leverage) capital ratio....................................                9.24                9.50              (3)
Risk-based capital ratio.........................................               17.14               17.92              (4)

(1) The Company repurchased 1,388,300 shares of its common stock during the first quarter of 2000.

(2) The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses, non-interest income and equity in losses of investment in unconsolidated entities.

RESULTS OF OPERATIONS: THREE AND SIX MONTHS ENDED JUNE 30, 2000 VERSUS THREE AND SIX MONTHS ENDED JUNE 30, 1999

         GENERAL. The Company recorded a net loss of $(1,399), or $(0.02) per share, for the second quarter of 2000, as compared to a net loss of $(3,687), or $(0.06) per share, for the second quarter of 1999. There were a number of key factors and transactions that contributed to the results for the second quarter of 2000 as compared to the second quarter of 1999, including: the sale of Ocwen UK in September 1999; the acquisition of OAC in October 1999; a reduction in gains on sales of interest earning assets from $22,918 in the second quarter of 1999 to $5,270 for the second quarter of 2000, primarily reflecting the Company's decision in the third quarter of 1999 to discontinue the practice of structuring securitizations as sales transactions, thus precluding recognition of gain-on-sale accounting; a decline in impairment charges from $28,785 during the second quarter of 1999 to $4,764 for the second quarter of 2000; and an increase in net losses incurred by OTX from $(2,597) in the second quarter of 1999 to $(5,251) in the second quarter of 2000, reflecting the Company's ongoing commitment to the development of this business.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

     SEGMENT PROFITABILITY. The following table presents the after tax contribution by business segment to the Company's net (loss) income for the years indicated:

                                                              Three Months                                 Six Months
                                               ------------------------------------------    --------------------------------------
                                                                               Favorable                                 Favorable
For the periods ended June 30,                    2000            1999       (Unfavorable)      2000          1999     (Unfavorable)
                                                ---------      ---------      ------------   ---------      ---------   -----------
 Single family residential
   discount loans ........................      $  4,389       $ (9,220)      $ 13,609       $  7,467       $ (5,336)      $ 12,803
 Commercial loans ........................           756          5,793         (5,037)         1,450         10,169         (8,719)
 Domestic residential mortgage
   loan servicing ........................         2,650          2,910           (260)         6,234          6,052            182
 Investment in low-income
   housing tax credits ...................            13          1,068         (1,055)         1,192          2,404         (1,212)
OTX ......................................        (5,251)        (2,597)        (2,654)        (9,715)        (3,980)        (5,735)
Commercial real estate ...................         2,011            123          1,888          2,710            170          2,540
UK operations ............................        (1,390)         8,984        (10,374)        (2,932)         9,068        (12,000)
Domestic subprime single
  family residential lending .............        (3,346)        (1,563)        (1,783)        (7,907)        (1,128)        (6,779)
Unsecured collections ....................        (2,191)          (815)        (1,376)        (4,364)        (1,472)        (2,892)
Ocwen Realty Advisors ....................           147             --            147            290             --            290
Corporate items and other ................           813         (8,370)         9,183           (922)       (10,164)         9,242
                                                --------       --------       --------       --------       --------       --------
                                                $ (1,399)      $ (3,687)      $  2,288       $ (6,497)      $  5,783       $(12,280)
                                                ========       ========       ========       ========       ========       ========

         The following is a discussion of the contribution by business segment to the Company's net income (loss) for the periods indicated.

o Single Family Residential Discount Loans. Results for the second quarter of 2000 included gains of $4,470 from the sale of loans. This compares to a securitization gain of $8,864 in the second quarter of 1999. Impairment charges on residential subordinate securities amounted to $22,817 for the second quarter of 1999, as compared to $68 for the second quarter of 2000. The results for the second quarter of 2000 also reflect a decline of $1,940 in the provision for loan losses. See "Results of Operations - Non-Interest Income."

o Commercial Loans. The results for the second quarter of 2000 reflect a $4,426 decline in gains from the sale and operation of real estate owned as compared to the second quarter of 1999. Additional interest received in connection with the repayment of loans held in loan portfolio declined $4,753 during the second quarter of 2000. Equity in earnings related to certain loans which are accounted for as investments in real estate amounted to $2,783 during the second quarter of 2,000, as compared to $0 in the second quarter of 1999. The results for the second quarter of 2000 also reflect a $1,343 net increase in the provision for loan losses as a result of a $4,377 increase in the provision for discount loan losses offset by a $3,034 decline in the provision for loan portfolio losses.

o Domestic Residential Mortgage Loan Servicing. Domestic residential servicing fees and other charges amounted to $20,166 for the second quarter of 2000, as compared to $13,552 for the second quarter of 1999. The increase in servicing fees reflects an increase in the average balance of loans serviced for others. See "Results of Operations - Non-Interest Income."

o Investment in Low-Income Housing Tax Credits. See "Changes in Financial Condition - Investment in Low-Income Housing Tax Credit Interests."

o UK Operations. The Company sold its investment in Ocwen UK on September 30, 1999. Losses for 2000 relate to the Company's 35.84% equity investment in Kensington. See "Results of Operations - Equity in Losses of Investments in Unconsolidated Entities."

o OTX. The increase in net losses incurred by OTX reflects the Company's ongoing commitment to the development of its technology business.

o Commercial Real Estate. Results for the second quarter of 2000 included a gain of $3,897 from the sale of a real estate property held for sale. See "Results of Operations - Non-Interest Income."

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

o Domestic Subprime Single Family Residential Lending. Results for the second quarter of 2000 included $4,696 of impairment charges on subprime residual securities, as compared to $4,055 for the second quarter of 1999. The Company closed its domestic subprime origination business, which had been conducted primarily through OFS, in 1999.

o Unsecured Collections. Unsecured collections is primarily comprised of activities related to the Company's charged-off unsecured credit card receivables which were acquired at a discount. Collections of unsecured credit card receivables are accounted for under the cost recovery method.

o Ocwen Realty Advisors. Ocwen Realty Advisors, a new activity in 2000, provides collateral valuation services for residential and commercial properties.

         See Note 6 to the Consolidated Financial Statements, included in Item 1 herein (which is incorporated herein by reference), for additional information related to the Company's operating segments.

         NET INTEREST INCOME: Net interest income is the difference between interest income earned from interest-earning assets and interest expense incurred on its interest-bearing liabilities. Net interest income is determined by net interest spread (i.e., the difference between the yield earned on its interest-earning assets and the rates paid on its interest-bearing liabilities), the relative amount of interest-earning assets and interest-bearing liabilities and the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

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

                                                                                  Three Months Ended June 30,
                                                             ---------------------------------------------------------------------
                                                                              2000                             1999
                                                             -----------------------------------  --------------------------------
                                                                              Interest  Average                 Interest   Average
                                                               Average        Income/   Yield/     Average      Income/    Yield/
                                                               Balance        Expense    Rate      Balance      Expense    Rate
                                                             -----------     ---------  -------  ------------   ---------- ------
AVERAGE ASSETS:
Federal funds sold and repurchase agreements .............   $    52,442     $     864    6.59%  $   173,451     $   2,059    4.75%
Securities available for sale (1) ........................       863,771        16,808    7.78       591,156        15,659   10.60
Loans available for sale (2) .............................        38,279           918    9.59       379,379        11,014   11.61
Investment securities and other ..........................        20,872           502    9.62        18,769           384    8.18
Loan portfolio (2) .......................................       157,667         5,337   13.54       172,601         8,878   20.57
Match funded loans and securities ........................       146,748         2,951    8.04            --            --      --
Discount loan portfolio ..................................       837,944        23,075   11.02       942,788        25,553   10.84
                                                             -----------     ---------           -----------     ---------
   Total interest earning assets .........................     2,117,723        50,455    9.53     2,278,144        63,547   11.16
                                                                             ---------                           ---------

Non-interest earning cash ................................        66,155                              54,683
Allowance for loan losses ................................       (27,360)                            (28,400)
Low-income housing tax credit interests ..................       141,691                             170,761
Investment in unconsolidated entities ....................        32,629                              83,893
Real estate owned, net ...................................       183,550                             197,152
Investment in real estate ................................       206,151                              41,955
Real estate held for sale ................................       194,596                                  --
Escrow advances on loans and loans serviced for
  others .................................................       180,455                             117,511
Other assets .............................................       291,479                             251,740
                                                             -----------                         -----------
   Total assets ..........................................   $ 3,387,069                         $ 3,167,439
                                                             ===========                         ===========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-bearing demand deposits .........................   $    12,668     $      76    2.40%  $    29,424     $     252    3.43%
Savings deposits .........................................         1,704            10    2.35         1,536             9    2.34
Certificates of deposit ..................................     1,564,871        24,707    6.32     1,536,659        23,298    6.06
                                                             -----------     ---------           -----------     ---------
   Total interest-bearing deposits .......................     1,579,243        24,793    6.28     1,567,619        23,559    6.01
Securities sold under agreements to repurchase ...........       336,634         5,284    6.28       145,768         2,281    6.26
Bonds-match funded agreements ............................       126,700         2,791    8.81            --            --      --
Obligations outstanding under lines of credit ............       182,644         3,941    8.63       342,501         5,293    6.18
Notes, debentures and other ..............................       298,845         8,853   11.85       228,284         6,705   11.75
                                                             -----------     ---------           -----------     ---------
   Total interest-bearing liabilities ....................     2,524,066        45,662    7.24     2,284,172        37,838    6.63
                                                                             ---------                           ---------

Non-interest bearing deposits ............................         6,017                              16,152
Escrow deposits ..........................................       138,998                             207,777
Excess of net assets acquired over purchase price ........        52,651                                  --
Other liabilities ........................................        67,623                              94,996
                                                             -----------                         -----------
   Total liabilities .....................................     2,789,355                           2,603,097
Capital Securities .......................................       108,565                             125,000
Stockholders' equity .....................................       489,149                             439,342
                                                             -----------                         -----------
   Total liabilities and stockholders' equity ............   $ 3,387,069                         $ 3,167,439
                                                             ===========                         ===========

Net interest income ......................................                   $   4,793                           $  25,709
                                                                             =========                           =========
Net interest spread ......................................                                2.29%                               4.53%
Net interest margin ......................................                                0.91%                               4.51%
Ratio of interest-earning assets to
interest-bearing liabilities .............................            84%                                100%

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                               Six Months Ended June 30,
                                                    ------------------------------------------------------------------------------
                                                                     2000                                      1999
                                                    ------------------------------------------------------------------------------
                                                                    Interest     Average                     Interest      Average
                                                     Average        Income/       Yield/       Average       Income/        Yield/
                                                     Balance        Expense        Rate        Balance       Expense         Rate
                                                    ----------     ---------   ---------      ----------     ---------    --------
AVERAGE ASSETS:
Federal funds sold and repurchase agreements...     $   87,198     $   2,573       5.90%      $  229,576     $   5,454        4.75%
Securities available for sale (1)..............        759,527        29,677       7.81          550,249        32,848       11.94
Loans available for sale (2)...................         41,386         1,724       8.33          355,948        19,144       10.76
Investment securities and other................         24,889           829       6.66           29,185         1,035        7.09
Loan portfolio (2).............................        160,902         9,305      11.57          195,903        15,044       15.36
Match funded loans and securities..............        151,908         6,263       8.25               --            --          --
Discount loan portfolio........................        912,686        48,174      10.56          968,686        55,556       11.47
                                                    ----------     ---------                  ----------     ---------
   Total interest earning assets...............      2,138,496        98,545       9.22        2,329,547       129,081       11.08
                                                                   ---------                                 ---------
Non-interest earning cash......................         68,677                                    57,528
Allowance for loan losses......................        (27,389)                                  (26,651)
Low-income housing tax credit interests........        148,701                                   158,979
Investment in unconsolidated entities..........         33,860                                    85,089
Real estate owned, net.........................        182,715                                   205,467
Investment in real estate......................        256,517                                    41,112
Real estate held for sale......................         98,313                                        --
Escrow advances on loans and loans serviced for        180,543                                   116,424
others.........................................
Other assets...................................        285,120                                   253,872
                                                    ----------                                ----------
   Total assets................................     $3,365,553                                $3,221,367
                                                    ==========                                ==========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing demand deposits...............     $   12,722     $     253       3.98%      $   54,569     $     892        3.27%
Savings deposits...............................          1,577            20       2.54            1,551            18        2.32
Certificates of deposit........................      1,566,673        49,205       6.28        1,635,190        49,477        6.05
                                                    ----------     ---------                  ----------     ---------
   Total interest-bearing deposits.............      1,580,972        49,478       6.26        1,691,310        50,387        5.96
Securities sold under agreements to repurchase.        251,597         7,924       6.30          111,520         3,772        6.76
Bonds-match funded agreements..................        132,439         6,146       9.28               --            --         --
Obligations outstanding under lines of credit..        180,937         7,413       8.19          292,479         9,017        6.17
Notes, debentures and other....................        298,719        18,096      12.12          227,071        13,460       11.86
                                                    ----------     ---------                  ----------     ---------
   Total interest-bearing liabilities..........      2,444,664        89,057       7.29        2,322,380        76,636        6.60
                                                                   ---------                                 ---------
Non-interest bearing deposits..................          7,950                                    17,648
Escrow deposits................................        174,314                                   205,067
Excess of net assets acquired over purchase price       54,306                                        --
Other liabilities..............................         79,366                                   114,418
                                                    ----------                                ----------
   Total liabilities...........................      2,760,600                                 2,659,513
Capital Securities.............................        109,283                                   125,000
Stockholders' equity...........................        495,670                                   436,854
                                                    ----------                                ----------
   Total liabilities and stockholders' equity..     $3,365,553                                $3,221,367
                                                    ==========                                ==========
Net interest income............................                    $   9,488                                 $  52,445
                                                                   =========                                 =========
Net interest spread............................                                    1.93%                                      4.48%
Net interest margin............................                                    0.89%                                      4.50%
Ratio of interest-earning assets to
interest-bearing liabilities...................             87%                                    100%

----------
(1) Excludes effect of unrealized gains or losses on securities available for sale.

(2) The average balances of loans available for sale and the loan portfolio include non-performing loans, interest on which is recognized on a cash basis.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

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

                                                                         Three Months                       Six Months
                                                               --------------------------------    --------------------------------
                                                                        2000 vs. 1999                     2000 vs. 1999
                                                               --------------------------------    --------------------------------
                                                                  Increase (Decrease) Due To         Increase (Decrease) Due To
                                                               --------------------------------    --------------------------------
For the periods ended June 30,                                  Rate        Volume      Total       Rate        Volume      Total
------------------------------------------------------------   --------    --------    --------    --------    --------    --------
Interest-Earning Assets:
Federal funds sold and repurchase
   agreements ..............................................   $    600    $ (1,795)   $ (1,195)   $  1,090    $ (3,971)   $ (2,881)
Securities available for sale ..............................     (4,856)      6,005       1,149     (13,403)     10,232      (3,171)
Loans available for sale ...................................     (1,637)     (8,459)    (10,096)     (3,541)    (13,879)    (17,420)
Investment securities and other ............................         72          46         118         (60)       (146)       (206)
Loan portfolio .............................................     (2,826)       (715)     (3,541)     (3,330)     (2,409)     (5,739)
Match funded loans and securities ..........................      2,951          --       2,951       6,263          --       6,263
Discount loan portfolio ....................................        403      (2,881)     (2,478)     (4,277)     (3,105)     (7,382)
                                                               --------    --------    --------    --------    --------    --------
   Total interest-earning assets ...........................     (5,293)     (7,799)    (13,092)    (17,258)    (13,278)    (30,536)
                                                               --------    --------    --------    --------    --------    --------
Interest-Bearing Liabilities:
Interest-bearing demand deposits ...........................        (61)       (115)       (176)       (137)       (502)       (639)
Savings deposits ...........................................         --           1           1           2          --           2
Certificates of deposit ....................................        976         433       1,409       1,843      (2,115)       (272)
                                                               --------    --------    --------    --------    --------    --------
   Total interest-bearing deposits .........................        915         319       1,234       1,708      (2,617)       (909)
Securities sold under agreements to
   repurchase ..............................................          7       2,996       3,003        (277)      4,429       4,152
Bonds-match funded agreements ..............................         --       2,791       2,791       6,146          --       6,146
Obligations outstanding under lines of credit ..............      1,648      (3,000)     (1,352)      2,442      (4,046)     (1,604)
Notes, debentures and other interest-bearing
   obligations .............................................         58       2,090       2,148         302       4,334       4,636
                                                               --------    --------    --------    --------    --------    --------
     Total interest-bearing liabilities ....................      2,628       5,196       7,824      10,321       2,100      12,421
                                                               --------    --------    --------    --------    --------    --------
Decrease in net interest income ............................   $ (7,921)   $(12,995)   $(20,916)   $(27,579)   $(15,378)   $(42,957)
                                                               ========    ========    ========    ========    ========    ========

         The Company's net interest income before provision for loan losses of $4,793 for the three months ended June 30, 2000 decreased $20,916 or 81% as compared to the same period in the prior year. The decrease was due to a decrease in average interest-earning assets, an increase in average interest-bearing liabilities and a decrease in the net interest spread. Average interest-earning assets decreased by $160,421 or 7% during the three months ended June 30, 2000 and reduced interest income by $7,799. Average interest-bearing liabilities increased by $239,894 or 11% during the three months ended June 30, 2000 and increased interest expense by $5,196. The impact of these volume changes resulted in a $12,995 decrease in net interest income. The net interest spread decreased 224 basis points as a result of a 163 basis-point decrease in the weighted average rate on interest-earning assets and a 61 basis-point increase in the weighted average rate on interest-bearing liabilities. The impact of these rate changes resulted in a $7,921 decrease in net interest income. The net interest spread related to Ocwen UK for the three months ended June 30, 1999 was 10.11%.

         The Company's net interest income before provision for loan losses of $9,488 for the six months ended June 30, 2000 decreased $42,957 or 82% as compared to the same period in the prior year. The decrease was due to a decrease in average interest-earning assets, an increase in average interest-bearing liabilities, and a decrease in the net interest spread. Average interest-earning assets decreased by $191,051 or 8% during the six months ended June 30, 2000 and reduced interest income by $13,278. Average interest-bearing liabilities increased by $122,284 or 5% during the six months ended June 30, 2000 and increased interest expense by $2,100. The impact of these volume changes resulted in a $15,378 decrease in net interest income. The net interest spread decreased 255 basis points during the six months ended June 30, 2000 as a result of a 186 basis-point decrease in the weighted average rate on interest-earning assets and a 69 basis-point increase in the weighted average rate on interest-bearing liabilities. The impact of these rate changes resulted in a $27,579 decrease in net interest income. The net interest spread related to Ocwen UK for the six months ended June 30, 1999 was 10.63%.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                              Average Balance            Increase        Average Yield   Increase
                                                          ------------------------       (Decrease)   ----------------   (Decrease)
For the three months ended June 30,                           2000        1999              $          2000     1999   Basis Points
                                                          ----------   -----------    -------------   --------- ------- ------------
Federal funds sold and repurchaseagreements $ ........   $    52,442   $   173,451    $  (121,009)       6.59%    4.75%         184
Securities available for sale ........................       863,771       591,156        272,615        7.78    10.60         (282)
Loans available for sale (1) .........................        38,279       379,379       (341,100)       9.59    11.61         (202)
Investment securities and other ......................        20,872        18,769          2,103        9.62     8.18          144
Loan portfolio .......................................       157,667       172,601        (14,934)      13.54    20.57         (703)
Match funded loans and securities ....................       146,748            --        146,748        8.04       --          804
Discount loan portfolio ..............................       837,944       942,788       (104,844)      11.02    10.84           18
                                                         -----------   -----------    -----------
                                                         $ 2,117,723   $ 2,278,144    $  (160,421)       9.53    11.16         (163)
                                                         ===========   ===========    ===========


                                                              Average Balance            Increase        Average Yield   Increase
                                                          ------------------------       (Decrease)   ----------------   (Decrease)
For the six months ended June 30,                             2000        1999              $          2000     1999   Basis Points
------------------------------------------------------    ----------   -----------    -------------   --------- ------- ------------
Federal funds sold and repurchase agreements..........   $    87,198   $   229,576    $  (142,378)       5.90%    4.75%         115
Securities available for sale ........................       759,527       550,249        209,278        7.81    11.94         (413)
Loans available for sale (2) .........................        41,386       355,948       (314,562)       8.33    10.76         (243)
Investment securities and other ......................        24,889        29,185         (4,296)       6.66     7.09          (43)
Loan portfolio .......................................       160,902       195,903        (35,001)      11.57    15.36         (379)
Match funded loans and securities ....................       151,908            --        151,908        8.25       --          825
Discount loan portfolio ..............................       912,686       968,686        (56,000)      10.56    11.47          (91)
                                                         -----------   -----------    -----------
                                                         $ 2,138,496   $ 2,329,547    $  (191,051)       9.22    11.08         (186)
                                                         ===========   ===========    ===========

(1) Includes an average balance of $213,567 with an average yield earned of 12.70% for the three months ended June 30, 1999 related to Ocwen UK.

(2) Includes an average balance of $180,691 with an average yield earned of 12.82% for the six months ended June 30, 1999 related to Ocwen UK.

         Interest income on federal funds sold and repurchase agreements declined $1,195 or 58% during the three months ended June 30, 2000 as compared to the same period in 1999 due to a $121,009 or 70% decline in the average balance offset in part by a 184 basis-point increase in the average yield. For the six months ended June 30, 2000 interest income on federal funds sold and repurchase agreements declined $2,881 or 53% as compared to the same period in 1999 primarily due to a $142,378 or 62% decline in the average balance, offset in part by a 115 basis-point increase in the average yield.

         Interest income on securities available for sale increased $1,149 or 7% during the three months ended June 30, 2000 as compared to the same period in 1999 as a result of a $272,615 or 46% increase in the average balance offset by a 282 basis-point decrease in the weighted average yield earned. For the six months ended June 30, 2000, interest income on securities available for sale decreased $3,171 or 10% as compared to the same period in 1999 as a result of a 413 basis-point decrease in the weighted average yield earned, offset by a $209,278 or 38% increase in the average balance. As indicated in the table below, the decrease in the weighted average yield during the three and six months ended June 30, 2000 as compared to the same periods in 1999 is due in large part to changes in the composition of the securities available for sale portfolio.

                                                                      Average Balance                          Average Yield
                                                  --------------------------------------------------       --------------------
                                                             2000                        1999                 2000        1999
                                                  ----------------------      ----------------------       ----------   -------
For the three months ended June 30,                  Amount      Percent         Amount      Percent
----------------------------------------------    ------------   -------      ------------   -------
CMOs (AAA-rated) (1)..........................    $    726,224        84%     $    362,820       61%            6.40%    5.29%
Subordinates and residuals (2)................         137,547        16           228,336       39            15.07     19.02
                                                  ------------    ------      ------------    -----
                                                  $    863,771      100%      $    591,156      100%            7.78     10.60
                                                  ============    ======      ============    =====

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                      Average Balance                          Average Yield
                                                  --------------------------------------------------       --------------------
                                                             2000                        1999                 2000        1999
                                                  ----------------------      ----------------------       ----------   -------
For the six months ended June 30,                    Amount      Percent         Amount      Percent
----------------------------------------------    ------------   -------      ------------   -------
CMOs (AAA-rated) (1)..........................    $    607,863        80%     $    327,010       59%          6.34%      5.57%
Subordinates and residuals (3)................         151,664        20           223,239       41          13.72      21.27
                                                  ------------    ------      ------------    -----
                                                  $    759,527       100%     $    550,249      100%          7.81      11.94
                                                  ============    ======      ============    =====

(1) Because collateralized mortgage obligations ("CMOs") have less cash flow variability, their average lives and yields to maturity are more stable, and therefore, CMOs are priced to yield less than a less stable class of mortgage-related securities. See "Changes in Financial Condition - Securities Available for Sale."

(2) Includes an average balance of $78,115 with an average yield earned of 26.51% for the three months ended June 30, 1999 related to Ocwen UK.

(3) Includes an average balance of $74,129 with an average yield earned of 27.86% for the six months ended June 30, 1999 related to Ocwen UK.

         Interest income on loans available for sale decreased $10,096 or 92% during the three months ended June 30, 2000 as compared to the same period in 1999 as a result of a $341,100 or 90% decrease in the average balance and a 202 basis-point decline in the average yield. For the six months ended June 30, 2000, interest income on loans available for sale decreased $17,420 or 91% as compared to the same period in 1999 as a result of a $314,562 or 88% decrease in the average balance and a 243 basis-point decline in the average yield. The decrease in the average balance reflects the closure of the domestic subprime origination business, as well as the sale of Ocwen UK. See "Changes in Financial Condition - Loans Available for Sale."

         Interest income on the loan portfolio decreased by $3,541 or 40% during the three months ended June 30, 2000 versus the same period in 1999 due to a 703 basis-point decrease in the average yield and a $14,934 or 9% decrease in the average balance. For the six months ended June 30, 2000, interest income on the loan portfolio decreased $5,739 or 38% versus the same period in 1999 as a result of a $35,001 or 18% decrease in the average balance and a 379 basis-point decrease in the average yield. The decrease in the average yield is due in part to a decline in the amount of additional interest received in connection with the repayment of loans. Such additional interest amounted to $75 and $90 during the three and six months ended June 30, 2000, respectively, as compared to $4,828 and $5,607 for the three and six months ended June 30, 1999, respectively. During 1999, the Company ceased origination of multi-family and commercial loans. See "Changes in Financial Condition - Loan Portfolio."

         Interest income on match funded loans and securities is comprised of income earned on loans acquired in connection with the acquisition of OAC. These loans were previously securitized by OAC under a securitization accounted for as a financing transaction, and on four unrated residual securities transferred by the Company in December 1999 to Ocwen NIM Corp. in exchange for non-recourse notes. See "Changes in Financial Condition - Match Funded Loans and Securities".

         Interest income on discount loans decreased by $2,478 or 10% during the three months ended June 30, 2000 as compared to the same period in 1999 primarily as a result of a $104,844 or 11% decline in the average balance. For the six months ended June 30, 2000, interest income on discount loans decreased by $7,382 or 13% as compared to the same period in 1999 as a result of a 91 basis-point decrease in the average yield and a $56,000 or 6% decline in the average balance. See "Changes in Financial Condition - Discount Loans, Net." The yield on the discount loan portfolio is likely to fluctuate from period to period as a result of the timing of resolutions, particularly the resolution of large multi-family residential and commercial real estate loans, and the mix of the overall portfolio between performing and non-performing loans.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                           Average Balance         Increase          Average Rate         Increae
                                                      ------------------------     (Decrease)   ----------------------   (Decrease)
For the three months ended June 30,                     2000          1999             $           2000         1999    Basis Points
---------------------------------------------------   ----------   -----------     ---------    ---------    ---------  ------------
Interest-bearing deposits..........................   $1,579,243   $ 1,567,619    $   11,624       6.28%         6.01%         27
Securities sold under agreements to repurchase (1).      336,634       145,768       190,866       6.28          6.26           2
Bonds-match funded agreements......................      126,700            --       126,700       8.81            --         881
Obligations outstanding under lines of credit (2)..      182,644       342,501      (159,857)      8.63          6.18         245
Notes, debentures and other........................      298,845       228,284        70,561      11.85         11.75          10
                                                     -----------   -----------   -----------
                                                     $ 2,524,066   $ 2,284,172   $   239,894       7.24          6.63          61
                                                     ===========   ===========   ===========

                                                           Average Balance         Increase          Average Rate         Increae
                                                      ------------------------     (Decrease)   ----------------------   (Decrease)
For the six months ended June 30,                       2000          1999             $           2000          1999   Basis Points
---------------------------------------------------   ----------   -----------     ---------    ---------    ---------  ------------
Interest-bearing deposits........................... $ 1,580,972   $  1,691,310  $  (110,338)      6.26%        5.96%         30
Securities sold under agreements to repurchase (3)..     251,597        111,520      140,077       6.30         6.76         (46)
Bonds-match funded agreements.......................     132,439             --      132,439       9.28           --         928
Obligations outstanding under lines of credit (4)...     180,937        292,479     (111,542)      8.19         6.17         202
Notes, debentures and other.........................     298,719        227,071       71,648      12.12        11.86          26
                                                     -----------   -----------   -----------
                                                     $ 2,444,664   $ 2,322,380   $   122,284       7.29         6.60          69
                                                     ===========   ===========   ===========

(1) Includes an average balance of $28,505 with an average yield of 7.47% for the three months ended June 30, 1999 related to Ocwen UK.

(2) Includes an average balance of $212,257 with an average yield of 6.32% for the three months ended June 30, 1999 related to Ocwen UK.

(3) Includes an average balance of $28,177 with an average yield of 7.95% for the six months ended June 30, 1999 related to Ocwen UK.

(4) Includes an average balance of $178,056 with an average yield of 6.33% for the six months ended June 30, 1999 related to Ocwen UK.

         Interest expense on interest-bearing deposits increased $1,234 or 5% during the three months ended June 30, 2000 due to a $11,624 or 1% increase in the average balance and a 27 basis-point increase in the average rate. For the six months ended June 30, 2000, interest expense on interest-bearing deposits decreased $909 or 2% as compared to the same period in 1999 primarily as a result of a 30 basis-point increase in the average rate, offset by a $110,338 or 7% decrease in the average balance. The increase in the average rates for the above periods was primarily related to certificates of deposit.

         Interest expense on securities sold under agreements to repurchase increased $3,003 or 132% primarily due to an $190,866 or 131% increase in the average balance. For the six months ended June 30, 2000, interest expense on securities sold under agreements to repurchase increased $4,152 or 110% as compared to the same period in 1999 primarily as a result of a $140,077 or 126% increase in the average balance. See "Changes in Financial Condition - Securities Sold Under Agreements to Repurchase".

         Interest expense on bonds-match funded agreements is comprised of interest incurred on bonds-match funded agreements acquired as a result of the OAC acquisition and on non-recourse notes which resulted from the Company's transfer of four unrated residual securities in December 1999 to Ocwen NIM Corp in exchange for non-recourse notes. See "Changes in Financial Condition - Bonds
- Match Funded Agreements".

         Interest expense on obligations outstanding under lines of credit decreased $1,352 or 26% during the three months ended June 30, 2000 as compared to the same period in 1999 due to a $159,857 or 47% decrease in the average balance, offset by a 245 basis-point increase in the weighted average interest rate. For the six months ended June 30, 2000, interest expense on obligations outstanding under lines of credit decreased $1,604 or 18% as compared to the same period in 1999 as a result of a $111,542 or 38% decrease in the average balance, offset by a 202 basis-point increase in the average rate. During 1999, lines of credit were used primarily to fund the acquisition and origination of subprime single family loans at OFS and Ocwen UK. The net decreases in the average balances reflects the closure of the domestic subprime origination business and the sale of Ocwen UK, offset by the assumption of lines as a result of the acquisition of OAC. The OAC lines

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

are primarily collateralized by investments in real estate. See "Changes in Financial Condition - Obligations Outstanding Under Lines of Credit."

         Interest expense on notes, debentures and other increased $2,148 or 32% during the three months ended June 30, 2000 primarily due to a $70,561 or 31% increase in the average balance. For the six months ended June 30, 2000, interest expense on notes, debentures and other increased $4,636 or 34% as compared to the same period in 1999 primarily as a result of a $71,648 or 32% increase in the average balance. The increases in the average balances is primarily due to the assumption of $140,487 of 11.5% notes as a result of the OAC acquisition, offset by the Company's repurchases of debt during 1999 and 2000. See "Changes in Financial Condition - Notes, Debentures and Other."

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

         The following table presents the provisions for loan losses by the discount loan, loan portfolio and match funded loans for the periods indicated.

                                                         Three Months                        Six Months
                                                 ---------------------------         --------------------------
  For the periods ended June 30,                    2000              1999             2000              1999
  -----------------------------------------      ----------        ---------         ----------       ---------
    Discount loan..........................      $    4,488        $  (1,280)        $    7,220       $   3,409
    Loan portfolio.........................          (1,261)           1,903             (1,415)            953
    Match funded loans.....................             (93)              --                (62)             --
                                                 ----------        ---------         ----------       ---------
                                                 $    3,134        $     623         $    5,743       $   4,362
                                                 ==========        =========         ==========       =========

         The negative provisions for loan losses on the loan portfolio for 2000 reflect repayments and sales of loans, including non-performing loans. See "Changes in Financial Condition - Loan Portfolio, Net," "Match Funded Loans and Securities" and "Discount Loan Portfolio." The following table sets forth the allowance for loan losses as a percentage of the respective loan balances at the dates indicated.

                                                   June 30, 2000                            June 30, 1999
                                    --------------------------------------    --------------------------------------
                                                      Loan       Allowance                      Loan       Allowance
                                     Allowance      Balance       as a %       Allowance      Balance       as a %
                                    ----------    ----------    ----------    ----------    ----------    ----------
Discount loans..................    $ 22,387      $   825,833      2.71%      $ 20,406    $  1,029,169       1.98%
Loan portfolio..................       5,439          153,929      3.53          5,853         139,531       4.19
Match funded loans..............         433           92,931      0.47             --              --         --
                                    --------      -----------                 --------    ------------
                                    $ 28,259      $ 1,072,693      2.63       $ 26,259    $  1,168,700       2.25
                                    ========      ===========                 ========    ============

         At December 31, 1999, the allowance as a percentage of the loan balance for discount loans, loan portfolio and match funded loans was 2.06%, 4.41% and 0.47%, respectively. For additional information regarding the Company's allowance for loan losses on the above portfolios, see "Changes in Financial Condition - Allowance for Loan Losses." For information relating to the Company's valuation allowance on real estate owned, see "Changes in Financial Condition - Real Estate Owned."

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         NON-INTEREST INCOME. The following table sets forth the principal components of the Company's non-interest income during the periods indicated.

                                                                                 Three Months                     Six Months
                                                                           ------------------------        ------------------------
For the periods ended June 30,                                               2000             1999           2000             1999
                                                                           --------        --------        --------        --------
Servicing fees and other charges ...................................       $ 20,462        $ 18,929        $ 41,131        $ 37,180
Gain on interest-earning assets, net ...............................          5,270          22,918          16,264          43,144
Impairment charges on securities available for sale ................         (4,764)        (28,785)        (11,597)        (28,869)
(Loss) gain on real estate owned, net ..............................         (3,006)          2,677         (10,013)          3,306
Net Operating gains on investments in real estate ..................          8,063             225          13,616             242
Amortization of excess of net assets acquired over
   purchase price ..................................................          2,999              --           5,792              --
Other income .......................................................          8,210           9,073          12,985          15,625
                                                                           --------        --------        --------        --------
Total ..............................................................       $ 37,234        $ 25,037        $ 68,178        $ 70,628
                                                                           ========        ========        ========        ========

         Servicing fees and other charges are primarily comprised of fees from investors for servicing mortgage loans. The increase in servicing fees is primarily due to an increase in the average balance of loans serviced for others, which was offset in part by a decline resulting from the sale of Ocwen UK. The average unpaid principal balance of loans serviced for others amounted to $10,799,002 and $10,801,888, during the three and six months ended June 30, 2000, respectively, as compared to $10,241,877 and $10,369,687 for the three and six months ended June 30, 1999, respectively. For the three and six months ended June 30, 1999, Ocwen UK earned servicing fees and other charges totaling $3,147 and $6,095 on loans serviced for others with an average unpaid principal balance of $803,857 and $832,653 respectively. Servicing fees for the three and six months ended June 30, 2000 included $2,205 and $5,995, respectively, of special servicing fees as compared to $2,790 and $5,197 for the three and six months ended June 30, 1999, respectively. The Company began entering into special servicing arrangements in 1998 wherein the Company has acted as a special servicer for third parties, typically as part of a securitization. Under these arrangements, the Company services loans that become greater than 90 days past due and receives incentive fees to the extent certain loss mitigation parameters are achieved.

         The following table sets forth the Company's loans serviced for others at June 30, 2000.

                                     -----------------------  ----------------------- ---------------------  -----------------------
                                         Discount Loans           Subprime Loans           Other Loans                 Total
                                     -----------------------  ----------------------- ---------------------  -----------------------
                                                    No. of                   No. of                No. of                    No. of
                                       Amount        Loans      Amount        Loans    Amount       Loans      Amount         Loans
                                     ----------    ---------  ----------    --------- ----------  ---------  -----------    --------
   Loans securitized...............  $  948,611       15,500  $  893,009        8,996 $       --         --  $ 1,841,620      24,496
   Loans serviced for third parties.    860,631       15,086   6,943,370       86,378    970,458        526    8,774,459     101,990
                                     ----------    ---------  ----------    --------- ----------  ---------  -----------   ---------
                                     $1,809,242       30,586  $7,836,379       95,374 $  970,458        526  $10,616,079     126,486
                                     ==========    =========  ==========    ========= ==========  =========  ===========   =========

         Net gains on interest-earning assets for the three months ended June 30, 2000 of $5,270 were primarily comprised of $4,470 of gains from the sale of 734 single family residential discount loans with an aggregate unpaid principal balance of $55,879. Net gains on interest-earning assets for the three months ended June 30, 1999 of $22,918 were primarily comprised of $20,188 of net gains recognized in connection with the securitization of single family loans, as presented in the table below, and $1,433 of gains on sales of commercial discount loans.

         For the six months ended June 30, 2000, net gains on interest-earning assets of $16,264 were primarily comprised of $12,264 of gains from the sale of 1,579 single family residential discount loans with an aggregate unpaid principal balance of $126,510, and a $2,768 gain on the sale of a commercial subordinate security. For the six months ended June 30, 1999, net gains on interest-earning assets of $43,144 were primarily comprised of $36,804 of gains recognized in connection with the securitization of single family loans, as presented in the table below, $4,394 of gains on sales of commercial subordinate securities and $2,617 of gains on sales of commercial discount loans.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         During the third quarter of 1999, the Company made a strategic decision to structure future securitizations as financing transactions, thereby precluding the use of gain-on-sale accounting. There were no securitizations of loans executed by the Company during the six months ended June 30, 2000. The following table sets forth the Company's net gains recognized in connection with the securitization of loans during the three and six months ended June 30, 1999.

                                                                                               Book Value of
                                Loans Securitized                                               Securities
-----------------------------------------------------------------------------                    Retained
                Types of Loans                     Principal     No. of Loans     Net Gain    (Non-Cash Gain)   Cash Gain
---------------------------------------------     -----------    ------------    -----------   -------------   -----------
                                                                           (Dollars in thousands)
FOR THE THREE MONTHS ENDED JUNE 30,1999:
Single family discount......................      $      90,037          1,443  $       8,864  $       2,133  $       6,731
Single family subprime:
   Domestic.................................            148,628          1,381          1,117          7,659             --
   Foreign (Ocwen UK) ......................            295,157          8,983         10,207         34,452             --
                                                  -------------  -------------  -------------  -------------  -------------
                                                        443,785         10,364         11,324         42,111             --
                                                  -------------  -------------  -------------  -------------  -------------
                                                  $     533,822         11,807  $      20,188  $     44,244   $       6,731
                                                  =============  =============  =============  =============  =============

FOR THE SIX MONTHS ENDED JUNE 30, 1999:

Single family discount (1) .................      $     227,303  $       3,137  $      22,763  $       4,040  $      18,723
Single family subprime:
   Domestic.................................            235,572          2,192          3,834         12,091             --
   Foreign (Ocwen UK) ......................            295,157          8,983         10,207         34,452             --
                                                  -------------  -------------  -------------  -------------  -------------
                                                        530,729         11,175         14,041         46,543             --
                                                  -------------  -------------  -------------  -------------  -------------
                                                  $     758,032         14,312  $      36,804  $      50,583  $      18,723
                                                  =============  =============  =============  =============  =============

(1) Includes 384 loans with an unpaid principal balance of $24,880 securitized from the loan portfolio.

         Impairment charges on securities available for sale represent declines in fair value that were deemed to be other than temporary. See "Changes in Financial Condition - Securities Available for Sale."

         The following table sets forth the results of the Company's real estate owned (which does not include investments in real estate, as discussed below) during the periods indicated.

                                               Three Months             Six Months
                                          --------------------    ---------------------
For the periods ended June 30,              2000        1999        2000         1999
---------------------------------------   --------    --------    --------    --------
Gains on sales ........................   $  7,127    $ 12,205    $ 11,683    $ 21,407
Provision for losses in fair value ....     (7,752)     (9,779)    (16,964)    (14,840)
Carrying costs, net ...................     (2,381)        251      (4,732)     (3,261)
                                          --------    --------    --------    --------
(Loss) income on real estate owned, net   $ (3,006)   $  2,677    $(10,013)   $  3,306
                                          ========    ========    ========    ========

         See "Changes in Financial Condition - Real Estate Owned" for additional information regarding real estate owned.

         Net operating gains on investments in real estate during the three and six months ended June 30, 2000 included $5,280 and $9,072, respectively of operating income from investments in real estate acquired as a result of the OAC acquisition in October 1999. The three and six months ended June 30, 2000 also included $2,783 and $4,544 of equity in earnings related to certain loans acquired during the first quarter of 2000 which are accounted for as investments in real estate. See "Changes in Financial Condition - Investments in Real Estate."

         Amortization of excess of net assets acquired over purchase price amounted to $2,999 and $5,792 for the three and six months ended June 30, 2000, respectively, and resulted from the Company's acquisition of OAC on October 7, 1999. The acquisition resulted in an excess of net assets acquired over the purchase price of $60,042, which is being amortized on a

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

straight-line basis over a period of five years. The unamortized balance of the excess of net assets acquired over purchase price at June 30, 2000 was $51,043, as compared to $56,841 at December 31, 1999.

         Other income for the three months ended June 30, 2000 was primarily comprised of $5,213 of gains on sales of investments in real estate and $2,097 of property valuation service fees earned by Ocwen Realty Advisors ("ORA"). Gains on sales of investments in real estate for the second quarter of 2000 included a gain of $3,897 from the sale of an office building held for sale. See "Changes in Financial Condition - Real Estate Held for Sale." Other income for the three months ended June 30, 1999 was primarily comprised of $4,231 of brokerage commissions earned in connection with Ocwen UK loan originations, $1,581 of gains on sales of investments of real estate and $1,528 of management fees earned from OAC.

         Other income for the six months ended June 30, 2000 was primarily comprised of $5,213 of gains on sales of investments in real estate and $5,594 of property valuation service fees earned by ORA. Other income for the six months ended June 30, 1999 was primarily comprised of $7,920 of brokerage commissions earned in connection with Ocwen UK loan originations, $3,052 of management fees earned from OAC and $1,631 of gains on sales of investments in real estate.

         NON-INTEREST EXPENSE. As compared to the same periods in 1999, non-interest expense decreased $6,166 or 13% during the three months ended June 30, 2000 and $20,232 or 20% during the six months ended June 30, 2000. The decrease was due in large part to the sale of Ocwen UK in September 1999 and the Company's closing of its domestic subprime lending operations at OFS, offset by an increase in non-interest expenses related to OTX and the acquisition of OAC in October 1999.

         The following table sets forth the principal components of the Company's non-interest expense during the periods indicated.

                                                             Three Months                        Six Months
                                                     ---------------------------        ---------------------------
For the periods ended June 30,                          2000              1999             2000              1999
----------------------------------------------       ----------       ----------        ----------       ----------
Compensation and employee benefits...............    $   22,398       $   24,330        $   38,980       $   51,541
Occupancy and equipment..........................         2,953            4,956             6,215           10,722
Technology and communication costs...............         5,414            4,799            10,695           10,543
Loan expenses....................................         2,987            2,652             6,917            6,780
Net operating losses on investments in certain
   low-income housing tax credit interests.......           839            1,599             2,339            3,463
Amortization of excess of purchase price over
   net assets acquired...........................           794              257             1,568              487
Other operating expenses.........................         6,459            9,417            13,204           16,614
                                                     ----------       ----------        ----------       ----------
   Total.........................................    $   41,844       $   48,010        $   79,918       $  100,150
                                                     ==========       ==========        ==========       ==========

         The decline in compensation and employee benefits for the three and six months ended June 30, 2000 as compared to the same periods in 1999 was due in large part to the sale of Ocwen UK and the closing of the domestic subprime lending operations at OFS. In addition to Ocwen UK and OFS, the reversal of accrued profit sharing expense in the amount of $6,012 during the first quarter of 2000 as a result of the Company's decision to suspend its long-term incentive plan also contributed to the decline in compensation and employee benefits during the six months ended June 30, 2000. Excluding Ocwen UK, OFS and the $6,012 accrual reversal, compensation and employee benefits increased $4,137 and $8,291 during the three and six months ended June 30, 2000, respectively. This increase reflects an increase in the average number of full-time equivalent employees (excluding Ocwen UK and OFS) from 1,112 and 1,084 during the three and six months ended June 30, 1999, respectively, to 1,290 and 1,287 for the three and six months ended June 30, 2000, respectively. Further contributing to the increase in compensation and employee benefits during 2000 was a reversal of profit sharing expense in the second quarter of 1999 resulting from the Company's decision to grant stock options under its annual incentive plan at an exercise price equal to fair market value. Previously, options were granted at exercise prices below fair market value, resulting in the recognition of compensation expense.

         The decrease in occupancy and equipment costs during the three and six months ended June 30, 2000, as compared to the same periods in 1999, was primarily due to the sale of Ocwen UK. Occupancy and equipment expense for the three and six months ended June 30, 1999 included $1,571 and $2,990, respectively, related to Ocwen UK.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Technology and communication costs consists primarily of depreciation expense on computer hardware and software, technology-related consulting fees (primarily OTX) and telephone expense.

         Excluding Ocwen UK and OFS, loan expenses increased $1,483 for the three months ended June 30, 2000, as compared to the same period in 1999. For the six months ended June 30, 2000, loan expenses excluding Ocwen UK and OFS increased $3,405 as compared to the same period in 1999. The increase in loan expenses was due in large part to an increase in appraisal fees in connection with property valuation services provided by ORA.

         Other operating expenses are primarily comprised of professional fees, marketing costs and travel costs. The decrease in other operating expenses during the three and six months ended June 30, 2000, as compared to the same period in 1999, is primarily due to the sale of Ocwen UK. Other operating expenses for the three and six months ended June 30, 1999 included $1,964 and $5,308, respectively, related to Ocwen UK.

         DISTRIBUTIONS ON COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY. Cash distributions on the Capital Securities are payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 10.875%. The Company recorded $2,918 and $6,112 of distributions to holders of the Capital Securities during the three and six months ended June 30, 2000, respectively, as compared to $3,398 and $6,796 during the three and six months ended June 30, 1999, respectively. The decline in distributions is the result of repurchases during the fourth quarter of 1999 and the second quarter of 2000. See Note 3 to the Consolidated Financial Statements included in Item 1 (which is incorporated herein by reference) and "Changes in Financial Condition - Company-Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company."

         EQUITY IN LOSSES OF INVESTMENTS IN UNCONSOLIDATED ENTITIES. During the three and six months ended June 30, 2000, the Company recorded equity in the losses of investments in unconsolidated entities of $1,812 and $4,072, respectively. This compares to losses of $3,469 and $4,713 for the three and six months ended June 30, 1999, respectively.

         During the three and six months ended June 30, 2000, the Company recorded equity in losses of Kensington of $1,778 and $4,112 respectively, including goodwill amortization. For the three and six months ended June 30, 1999, the Company's share of Kensington's losses amounted to $288 and $1,430, respectively. At June 30, 2000, the Company owned 35.84% of the total outstanding common stock of Kensington, an originator of non-conforming residential mortgages in the U.K.

         Equity in the losses of investments in unconsolidated entities for the three and six months ended June 30, 1999 included the Company's equity in the losses of its investments in OAC and OPLP of $3,268 and $3,486, respectively. Prior to its acquisition of OAC in October 1999, the Company accounted for its investments in OAC and OPLP using the equity method.

         See "Changes in Financial Condition - Investment in Unconsolidated Entities,"

         INCOME TAX BENEFIT (EXPENSE). Income tax benefit (expense) amounted to $2,381 and $972 during the three months ended June 30, 2000 and 1999, respectively, and $5,635 and $(1,396) for the six months ended June 30, 2000, respectively. The Company's income taxes for 2000 and 1999 reflect expected effective tax rates of 31.0% and 19.8%, respectively. The Company's effective tax rates reflect tax credits resulting from the Company's investment in low-income housing tax credit interests of $2,702 and $4,598 during the second quarter of 2000 and 1999, respectively, and $6,417 and $9,063 for the six months ended June 30, 2000 and 1999, respectively. See "Changes in Financial Condition
- Investments in Low-Income Housing Tax Credit Interests."

         EXTRAORDINARY GAIN ON REPURCHASE OF DEBT, NET OF TAXES. Extraordinary gains on repurchase of debt, net of taxes, for the three and six months ended June 30, 2000 of $3,901 and $6,047, respectively, is comprised of $2,532 of gains recognized in connection with the repurchase of Capital Securities during the second quarter of 2000 and $3,575 of gains ($1,369 during the second quarter) recognized in connection with repurchases of the 11.5% Senior Notes during the first and second quarter of 2000. See "Changes in Financial Condition
- Notes, Debentures and Other Interest-Bearing Obligations and Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company".

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

CHANGES IN FINANCIAL CONDITION

         SECURITIES AVAILABLE FOR SALE. At June 30, 2000, securities available for sale amounted to $801,473 as compared to $587,518 at December 31, 1999, an increase of $213,955 or 36%. Securities available for sale are carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income in stockholders' equity, net of taxes. Unrealized losses on securities that reflect a decline in value which is other than temporary are charged to earnings. At June 30, 2000, securities available for sale included an aggregate of $6,216 of unrealized gains ($10,309 of gross gains and $4,093 of gross losses), as compared to $1,036 of unrealized gains ($6,967 of gross gains and $5,931 of gross losses), at December 31, 1999.

       The following table sets forth the fair value of the Company's securities available for sale at the dates indicated.

                                                                              Increase (Decrease)
                                                   June 30,  December 31,   -------------------------
                                                     2000        1999        Dollars         Percent
                                                   ---------   ---------    ---------       ---------
Mortgage-related securities:
   Collateralized mortgage obligations
     (AAA-rated) ...............................   $ 670,829   $ 392,387    $ 278,442           71%
                                                   ---------   ---------    ---------
   Subordinates, residuals and other securities:
     Single family residential:
        BB-rated subordinates ..................       6,889       5,908          981           17
        B-rated subordinates ...................       6,036       6,098          (62)          (1)
        Unrated subordinates ...................      14,398      17,287       (2,889)         (17)
        Unrated subprime residuals .............     100,344     124,087      (23,743)         (19)
                                                   ---------   ---------    ---------
                                                     127,667     153,380      (25,713)         (17)
                                                   ---------   ---------    ---------
     Multi-family residential and commercial:
        BB-rated subordinates ..................          --      38,234      (38,234)        (100)
        Unrated subordinates ...................       2,965       3,503         (538)         (15)
        Unrated interest only ..................          12          14           (2)         (14)
                                                   ---------   ---------    ---------
                                                       2,977      41,751      (38,774)         (93)
                                                   ---------   ---------    ---------
                                                     130,644     195,131      (64,487)         (33)
                                                   ---------   ---------    ---------
Total securities available for sale ............   $ 801,473   $ 587,518    $ 213,955           36%
                                                   =========   =========    =========

         The increase in securities available for sale during the six months ended June 30, 2000 was due primarily to $836,472 of purchases and $38,087 of net premium accretion, offset by $284,523 of maturities and principal repayments, $324,278 of sales, $43,871 of principal shortfalls and $11,597 of impairment charges on certain subordinates and residual securities, and $5,784 of net amortization.

         At June 30, 2000, the fair value of the Company's investment in subordinate and residual interests amounted to $130,632 ($123,889 amortized cost) or 16% of total securities available for sale and supported senior classes of securities.

         Historically, the Company has determined the present value of anticipated cash flows at the time each securitization transaction closes, utilizing valuation assumptions appropriate for each particular transaction. The significant valuation assumptions have included the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, the Company currently applies a discount rate of 18% and 25% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During 2000, the Company utilized proprietary prepayment curves (reaching an approximate range of annualized rates of 10% - 45%). During 2000, the Company estimated annual losses of between 0.90% and 7.40% of the unpaid principal balance of the underlying loans.

         Subordinate and residual interests are affected by the rate and timing of payments of principal (including prepayments, repurchase, defaults and liquidations) on the mortgage loans underlying a series of mortgage-related securities. The rate of principal payments may vary significantly over time depending on a variety of factors, such as the level of

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

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

         The Company periodically assesses the carrying value of its subordinate securities and residual securities retained as well as the servicing assets for impairment. There can be no assurance that the Company's estimates used to determine the gain on securitized loan sales, subordinate securities and residual securities retained and servicing asset valuations will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's subordinate securities and residual securities retained and/or servicing assets may be decreased during the period management recognized the disparity. Other factors may also result in a write-down of the Company's subordinate securities and residual securities in subsequent months. During the six months ended June 30, 2000, the Company recorded $11,597 of impairment charges on its portfolio of subordinate and residual securities as a result of declines in value that were deemed to be "other than temporary."

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following tables detail the Company's securities available for sale portfolio at June 30, 2000, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors.

                                                                                                         ANTICIPATED
                                                                                            SUBORDI-      YIELD TO
                                                                  CLASS SIZE                NATION/OC    MATURITY AT    PROSPECTIVE
SECURITIZATION                ISSUE               RATING          ----------      INTEREST  LEVEL AT:    -----------     YIELD AT
ISSUER               SECURITY  DATE   RATING     AGENCIES    ISSUANCE   6/30/00  PERCENTAGE  6/30/00  PURCHASE  6/30/00   6/30/00
--------------       -------- -----   ------     --------    --------   -------  ---------- --------  --------  ------- ------------
SINGLE-FAMILY
RESIDENTIAL

Subordinates:
BCF 1996 R1(5)........   B3   Oct-96    UR        (a),(b)        $70,773   $37,981    50.00%    None    15.70%   7.92%      32.62%
BCF 1997 R1(5)........   B4   Mar-97    UR        (b),(c)         21,784     4,314    49.71     None    13.46  (37.45)       4.94
BCF 1997 R2(5)........   B4   Jun-97  Ba2,BB      (b),(c)          6,358     5,617    73.54     7.28     9.58    9.29       45.70
                         B5            B2,B                        6,264     5,535    73.54     3.27     0.74    9.21      161.82
                         B6             UR                        13,883     4,509    73.54     None    15.98    3.04           A
BCF 1997 R3(5)........   B4   Dec-97    UR        (b),(d)         69,582    25,719    50.24     None    15.84  (34.51)      83.72
ORMBS 1998 R1(6)......   B4   Mar-98    UR        (b),(d)        101,774    60,693    50.34     None    20.50  (29.90)      18.58
ORMBS 1998 R2(6)......  B4A   Jun-98    Ba2         (b)            1,056       964   100.00     6.29    13.22   (4.14)     137.92
                        B4F             Ba2                          937       872   100.00     6.22    19.23   (5.50)      60.68
                        B5A             B2                           880       829   100.00     4.44    23.78    0.08      234.62
                        B5F             B2                           937       872   100.00     3.76    11.78   (7.36)     143.88
                        B6A             UR                         3,696     1,978   100.00     None    16.72   20.12      763.46
                        B6F             UR                         3,345     1,334   100.00     None    19.50  (15.44)     554.75
ORMBS 1998 R3(6)......   B4   Sep-98  Ba2,BB      (b),(d)         11,765    11,402    85.87     6.56    11.71  (34.88)      17.21
                         B5            B2,B                        9,151     8,868    85.87     2.29    16.54  (33.36)      95.02
                         B6             UR                        26,145     4,755    85.87     None    18.00  (26.35)      23.49
ORMBS 1999 RI(6)......  B5A   Mar-99   B2,B       (b),(d)          1,630     1,519   100.00     4.91    17.73   26.89       16.84
                        B5F            B2,B                        1,843     1,586   100.00     4.79    17.74   33.38       33.39
                        B6A             UR                         3,586     2,416   100.00     None    18.00   54.67       29.18
                        B6F             UR                         4,299     2,992   100.00     None    18.00   96.10      248.41
ORMBS 1999 R2(6)......   B4   Jun-99    BB      (a),(c),(d)       10,530    10,239   100.00     8.62    13.45   30.98       35.92
                         B5              B                         4,680     4,558   100.00     4.11    18.45   72.43      209.83
                         B6             UR                         7,020     4,150   100.00     None    18.00  129.71    1,366.85
CSFB 1996-1R
(ITT 94-P1)(8)........  4B2,  Oct-96    UR        (b),(c)          1,046       132   100.00     None     N/A     N/A          N/A
                        (1B)
Subprime residuals:
SBMS 1996 3(1)........   R    Jun-96    UR        (a),(b)        130,062    28,314   100.00     19.32   15.52    2.05       22.72
MLM1 1996 1(2)........   R    Sep-96    UR        (a),(b)         81,142    15,332   100.00     32.93   15.16    3.13       25.16
MS 1997 1(3)..........   X1   Jun-97    UR        (a),(b)         17,727     9,556   100.00      5.94   21.47   17.59       25.97
                         X2                                       87,118    16,222              18.38   20.38    0.30       16.08
1997 OFS 2(4).........   X    Sep-97    UR        (a),(b)        102,201    27,982   100.00      9.87   19.65    1.74       23.02
1997 OFS 3(4).........   X    Dec-97    UR        (a),(b)        208,784    71,632   100.00     12.92   19.59    7.69       19.33
1998 OFS 1(4).........   X    Mar-98    UR        (b),(d)        161,400    60,787   100.00      3.74   18.00    1.11        6.48
1998 OFS 2(4).........   X    Jun-98    UR        (a),(b)        382,715   147,547   100.00      9.40   19.46    2.28       17.46
1998 OFS 3(4).........   X    Sep-98    UR        (a),(d)        261,649   155,353   100.00      4.64   18.00    2.56        7.24
1998 OFS 4(4).........   X    Dec-98    UR     (a),(b),(c)       349,000   251,587   100.00      3.69   18.00    0.80       14.88
1999 OFS 1(4). .......   X    Jun-99    UR        (a),(b)        148,628   127,296   100.00      5.33   18.00   11.56       12.50
PANAM 1997-1(9).......   X    Dec-97    UR        (a),(b)        113,544    33,234   100.00      8.78   22.45    0.60       13.38
                       Prepay           UR                                                              25.69    7.64       15.63
                        Pen.

                                                                                                         ANTICIPATED
                                                                                            SUBORDI-      YIELD TO
                                                                  CLASS SIZE                NATION/OC    MATURITY AT    PROSPECTIVE
SECURITIZATION                ISSUE             RATING            ----------      INTEREST  LEVEL AT:    -----------      YIELD AT
(ISSUER)             SECURITY  DATE   RATING   AGENCIES      ISSUANCE   6/30/00  PERCENTAGE  6/30/00  PURCHASE  6/30/00   6/30/00
--------------       -------- -----   ------   --------      --------   -------  ---------- --------  --------  ------- -----------
SINGLE-FAMILY
RESIDENTIAL

RESIDENTIAL
EQUICON 1994-2(10)...  B.Fix   Oct-94    UR    (a),(b),     $78,846     $16,834     100.00%     6.51    18.00%   103.79%     29.47%
                                                  (c)
                       B Var.            UR                  32,306       2,663     100.00     32.97    18.00     32.70      25.74
EQUICON 1995-1(10)...  B.Fix,  May-95    UR    (a),(b),      70,024      11,612     100.00      9.81    18.00     26.28       0.00
                                                  (c)
                       B Var.            UR                  40,519       4,998     100.00      9.71    18.00    104.20       0.00
EQUICON 1995-2(10)...  B.Fix   Oct-95    UR    (a),(b)       79,288      17,251     100.00     12.59    18.00     36.19     459.51
                       B Var.            UR                  39,667       4,846     100.00     14.93    18.00     99.18     653.95
ACCESS 1996-1(11)....  B.Fix,  Feb-96    UR    (a),(b)      120,015      28,643     100.00      7.41    18.00     30.04     209.65
                       B Var.            UR                  55,362       7,317     100.00     13.47    18.00     37.99   1,052.53
ACCESS 1996-2(11).... B-I,BI-S May-96    UR    (a),(b)      142,259      34,330     100.00     10.74    18.00     29.12       A
                        B-II             UR                  68,345       8,662     100.00     13.17    18.00     15.92     359.57
                       BII-S
ACCESS 1996-3(11).... B-I,     Aug-96    UR    (a),(b)      107,712      27,023     100.00     13.64    18.00     15.57     195.31
                        BI-S
                        B-II             UR                  99,885      13,081     100.00     18.02    18.00     18.26       A
                       BII-S
ACCESS 1996-4(11)....  B,B-S   Nov-96    UR    (a),(b)      239,778      45,313     100.00     29.21    18.00     11.57      21.60
ACCESS 1997-1(11)....  B,B-S   Feb-97    UR    (a),(b)      276,442      68,382     100.00     29.17    18.00     11.07      29.18
ACCESS 1997-2(11)....  B,B-S   May-97    UR    (a),(b)      185,197      45,778     100.00     20.77    18.00      4.98      20.98
ACCESS 1997-3(11)....  B,B-S   Oct-97    UR    (a),(b)      199,884      55,531     100.00     14.37    18.00     12.05      35.40

CMR1(12)............. Deferred Apr-96    UR    (a),(c)       48,450(16)  15,072(17) 100.00     16.22    18.69     22.46      22.80
                        Comp
CMR2(12)............. Deferred Oct-96    UR    (a),(c)       97,627(16)  33,125(17) 100.00     13.84    18.69     30.22      31.58
                        Comp
CMR3(12)............. Deferred Oct-96    UR    (a),(c)      176,047(16)  61,794(17) 100.00     18.85    18.69     46.10      51.93
                        Comp
CMR4(12)............. Deferred Jan-97    UR    (a),(c)      103,031(16)  38,374(17) 100.00      9.90    18.69     31.23      33.13
                        Comp
CMR5(12)............. Deferred Jan-97    UR    (a),(c)       54,686(16)  19,559(17) 100.00     50.31       --        --         --
                        Comp
CMR6(12)............. Deferred Apr-97    UR    (a),(c)       90,498(16)  31,173(17) 100.00     10.80    18.69     33.38      36.59
                        Comp

MULTI-FAMILY
RESIDENTIAL
Subordinates:
SBMS 1997-HUD1(13)...    B5    Apr-97  B2, n.a. (b),(d)       9,785       9,163     100.00      0.90    16.87        4.78    21.35
                         B6    Apr-97    UR                  16,998       1,565     100.00      None    22.86       (9.02)  480.28
ORMBS 1998-R1(14)....    B4    Mar-98    UR     (b),(d)     101,774      60,693      32.15      None    13.75      (23.17)   22.28
GECMS 1994-12(15)....    B4    Mar-94    UR    (a),(b),(c)    2,069       1,307     100.00      None    19.37       20.87    77.41

ISSUERS:
(1) Salomon Brothers Mortgage Securities VII      (12) City Mortgage Receivable                  Rating Agencies:
(2) Merrill Lynch Mortgage Investors, Inc.        (13) Salomon Brothers Mortgage Securities      (a)  S&P
(3) Morgan Stanley ABS Capital I, Inc.            (14) Ocwen Mortgage Loan Trust.                (b)  Moody's
(4) Ocwen Mortgage Loan Asset Backed Certificates (15) GE Capital Mortgage Services, Inc.        (c)  Fitch
(5) BlackRock Capital Finance L.P.                (16) Dollar equivalent of amounts in British   (d)  DCR
(6) Ocwen Residential MBS Corporation                  pounds at the rate of exchange that       (e)  Duff
(7) Ocwen Mortgage Loans                               prevailed at the time of issuance.
(8) Credit Suisse First Boston (ITT Federal       (17) Dollar equivalent of amounts in British   Other:
    Bank, FSB)                                         pounds at the rate of exchange at         N/A - Not Available
(9) Pan American Bank, FSB                             at the rate of exchange at 6/30/00.       A - As a result of the previous
(10)Equicon Mortgage Loan Trust                                                                  write down of the book value to an
(11)Access Financial Mortgage Loan Trust                                                         immaterial balance, the
                                                                                                 prospective yield is no
                                                                                                 longer meaningful.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                               WEIGHTED   WEIGHTED     TOTAL    ACTUAL LIFE  ACTUAL LIFE
                               AVERAGE    AVERAGE   DELINQUENCY   TO DATE      TO DATE                           COLLATERAL BALANCE
                              COUPON AT   LTV/DSCR      AT         CPR AT     LOSSES AT      PRODUCT TYPE AT     ------------------
   SECURITIZATION (ISSUER)     6/30/00   AT 6/30/00   6/30/00     6/30/00      6/30/00           6/30/00         ISSUANCE   6/30/00
   -----------------------     -------   ----------   -------     -------      -------           -------         --------   -------
   SINGLE-FAMILY RESIDENTIAL
   Subordinates:
   BCF 1996 R1 (5).........      10.04%    103.40%     10.52%      13.80%      $28,983     98% Fixed, 2% ARM    $505,513    $264,961
   BCF 1997 R1 (5).........      10.07     109.78      20.02       13.92        16,664     97% Fixed, 3% ARM     177,823     102,491
   BCF 1997 R2 (5).........       8.27      81.79      20.75       14.18         8,293     25% Fixed, 75% ARM    251,790     137,900
   BCF 1997 R3 (5).........       9.62     120.46      18.12       12.70        41,298     98% Fixed, 2% ARM     579,851     386,042
   ORMBS 1998 R1 (6).......       8.91     121.77      22.69       10.54        37,894     98% Fixed, 2% ARM     565,411     433,147
   ORMBS 1998 R2 (6).......       9.07      86.05      22.91       16.23         3,382     44% Fixed, 56% ARM    123,917      80,044
   ORMBS 1998 R3 (6).......       8.96     128.45      34.51       11.77        20,648     99% Fixed, 1% ARM     261,452     207,610
   ORMBS 1999 R1 (6).......       9.09      84.74      27.20       15.45         1,634     57% Fixed, 43% ARM    147,101     111,718
   ORMBS 1999 R2 (6).......       9.36     113.08      27.52       10.82         2,806     100% Fixed            117,004     100,973
   CSFB 1996 1R
   (ITT 94-P1) (8) ........       8.36       N/A        1.06        N/A            157     100% 1-Year CMT        32,487       4,319

  Subprime residuals:
   SBMS 1996 3 (1).........      10.78      67.73      16.91       31.27         3,562     60% Fixed, 40% ARM    130,062      28,314
   MLM1 1996 1 (2).........      11.76      73.71      22.48       35.49         2,239     37% Fixed, 63% ARM     81,142      15,332
   MS 1997 1 (3)...........      10.51      74.54      17.05       36.98         2,583     37% Fixed, 63% ARM     17,727       9,556
                                 12.11      74.39                                                                 87,118      16,222
   1997 OFS 2 (4)..........      11.49      78.38      19.64       37.19         2,717     24% Fixed, 76% ARM    102,201      27,982
   1997 OFS 3 (4)..........      11.13      81.95      23.57       34.42         4,815     23% Fixed, 77% ARM    208,784      71,632
   1998 OFS 1 (4)..........      11.33      80.00      24.01       34.93         4,708     19% Fixed, 81% ARM    161,400      60,787
   1998 OFS 2 (4)..........      11.37      77.68      19.53       37.43         7,846     46% Fixed, 54% ARM    382,715     147,547
   1998 OFS 3 (4)..........      10.48      79.69      21.94       25.31         5,296     34% Fixed, 66% ARM    261,649     155,353
   1998 OFS 4 (4)..........      10.40      81.17      25.39       18.67         6,115     44% Fixed, 56% ARM    349,000     251,587
   1999 OFS 1 (4)..........       9.82      76.44      14.84       13.74           534     67% Fixed, 33% ARM    146,628     127,296
   PANAM 1997-1(9).........      11.35      83.87      22.74       38.81         5,364     100% ARM              113,544      33,234
   EQUICON 1994-2 (10).....       9.90      89.17      20.58       31.63         1,662     100% Fixed             78,846      16,834
                                 11.52      96.26                                          100% ARM               32,306       2,663
   EQUICON 1995-1 (10).....      12.03      84.08      27.62       30.33         3,201     100% Fixed             70,024      11,612
                                 12.28      92.57                                          100% ARM               40,519       4,998
   EQUICON 1995-2 (10).....      10.75      87.00      33.21       32.61         2,619     100% Fixed             79,288      17,251
                                 12.06      87.73                                          100% ARM               39,667       4,846
   ACCESS 1996-1 (11)......      10.79      79.06      29.40       31.40         3,954     100% Fixed            120,015      28,643
                                 11.94      78.41                                          100% ARM               55,362       7,313
   ACCESS 1996-2 (11)......      10.96      76.05      29.39       34.06         5,267     100% Fixed            142,259      34,330
                                 12.20      74.93                                          100% ARM               68,345       8,662
   ACCESS 1996-3 (11)......      11.44      78.20      38.43       36.26         4,125     100% Fixed            107,712      27,023
                                 12.42      78.66                                          100% ARM               99,885      13,081
   ACCESS 1996-4 (11)......      12.15      77.80      39.24       38.81         5,896     54% Fixed, 46% ARM    239,778      45,313
   ACCESS 1997-1 (11)......      11.78      83.65      40.07       37.05         9,474     61% Fixed, 39% ARM    276,442      68,382
   ACCESS 1997-2 (11)......      11.79      83.13      37.28       39.57         4,775     59% Fixed, 41% ARM    185,197      45,778
   ACCESS 1997-3 (11)......      11.56      82.76      34.86       39.40         3,699     53% Fixed, 47% ARM    199,884      55,531

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                               WEIGHTED   WEIGHTED     TOTAL    ACTUAL LIFE  ACTUAL LIFE
                               AVERAGE    AVERAGE   DELINQUENCY   TO DATE      TO DATE                        COLLATERAL BALANCE
                               COUPON AT  LTV/DSCR      AT         CPR AT     LOSSES AT     PRODUCT TYPE AT   ------------------
   SECURITIZATION (ISSUER)     6/30/00   AT 6/30/00   6/30/00     6/30/00      6/30/00          6/30/00       ISSUANCE   6/30/00
   -----------------------     -------   ----------   -------     -------      -------          -------       --------   -------
   SINGLE-FAMILY RESIDENTIAL
   Subordinates:
   CMR1 (12)...............       13.31%     49.47%     37.3%       23.41%     $   894    100% Amortizing    $48,450(16) $15,072(17)
   CMR2 (12)...............       12.49      47.21      29.1        24.32        1,417    90% Amort 10% IO    97,627(16)  33,125(17)
                                                                                          mortgages
   CMR3 (12)...............       13.47      67.12      17.6        21.80        3,601    72% Amort 18% IO   176,047(16)  61,794(17)
                                                                                          mortgages
   CMR4 (12)...............       13.73      59.37      37.6        23.89        2,042    88.2% Amort 11.8%  103,031(16)  38,374(17)
                                                                                          IO mortgages
   CMR5 (12)...............       15.87      61.48      65.9        24.45        7,233    80.3% Amort 19.7%   54,686(16)  19,559(17)
                                                                                          IO mortgages
   CMR6 (12)...............       13.61      59.72      35.9        26.73        1,320    95.6% Amort 4.4% IO 90,498(16)  31,173(17)
                                                                                          mortgages

   MULTI-FAMILY RESIDENTIAL
   Subordinates:
   SBMS 1997-HUD1 (13).....        9.80     111.73      10.36       15.92       14,724    97% Fixed          326,147    174,082
   ORMBS 1998-R1 (14)......        8.91     121.77      22.59       10.54       37,894    98% Fixed          565,411    433,147
   GECMS 1994-12  (15).....        6.81      43.20       0.74        8.70           --    100% Fixed         516,732    202,514

         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie the Company's subordinated and residual securities available for sale at June 30, 2000.

DESCRIPTION                 CALIFORNIA     FLORIDA        TEXAS        NEW YORK      MARYLAND      OTHER (1)      TOTAL
-----------                 ----------    ----------    ----------    ----------    ----------    ----------    ----------
Single family residential   $  576,419    $  268,866    $  272,704    $  182,863    $  158,658    $1,772,971    $3,232,481
Commercial ..............       41,325        19,526         3,951        24,030         8,936       101,975       199,743
Multi-family ............        1,022            --            --            --            --         1,460         2,482
                            ----------    ----------    ----------    ----------    ----------    ----------    ----------
Total ...................   $  618,766    $  288,392    $  276,655    $  206,893    $  167,594    $1,876,406    $3,434,706
                            ==========    ==========    ==========    ==========    ==========    ==========    ==========

Percentage (2) ..........           18%            8%            8%            6%            5%           55%          100%
                            ==========    ==========    ==========    ==========    ==========    ==========    ==========

(1)      No other individual state makes up more than 9% of the total of other.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

                                                                                                         ANTICIPATED
                                                                     ORIGINAL    ANTICIPATED               WEIGHTED
                                                                    ANTICIPATED   YIELD TO                 AVERAGE     PROSPECTIVE
                                AMORTIZED                 PERCENT     YIELD TO     MATURITY                REMAINING     YIELD AT
      RATING/DESCRIPTION          COST     FAIR VALUE      OWNED      MATURITY    AT 6/30/00(1)  COUPON     LIFE (2)      6/30/00
------------------------------- ---------  ----------     -------   ------------ -------------   ------  -----------   -----------
 SINGLE-FAMILY RESIDENTIAL:
     BB-rated subordinates....  $   3,766   $   6,889       86.86%      13.15%        1.26%        6.98%      2.86         38.15%
     B-rated subordinates.....      3,703       6,036       95.60       16.84         8.50         7.58       2.22         58.42
     Unrated subordinates.....     11,686      14,398       50.65       14.48        (8.68)        8.12       2.54         41.30
     Unrated subprime
       residuals..............    101,769     100,344       99.39       18.33        10.99         0.00       6.52         27.11

 MULTI-FAMILY AND COMMERCIAL:
     Unrated subordinates.....      2,965       2,965      100.00       22.15        15.96         0.00       2.81         15.53
     Unrated interest only....         --          12       N/A          0.00       (46.90)        N/A        N/A           0.00
                                ---------   ---------
                                $ 123,889   $ 130,644
                                =========   =========

(1) Changes in the June 30, 2000 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions, loss assumptions and charges taken to reduce the value of the securities.

(2)      Equals the weighted average life based on the June 30, 2000 book value.

         The following is a glossary of terms included in the above tables.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

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

         ANTICIPATED YIELD TO MATURITY AT JUNE 30, 2000- Effective yield based on the purchase price, actual cash flows received from inception until the respective date, and the then current estimate of future cash flows under the assumptions at the respective date.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

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

         LOANS AVAILABLE FOR SALE. Loans which the Company presently does not intend to hold to maturity are designated as available for sale and are carried at the lower of cost or aggregate market value. Loans available for sale, which are comprised primarily of subprime single family residential loans, decreased by $15,894 or 35% during the six months ended June 30, 2000.

         Composition of Loans Available for Sale. The following table sets forth the composition of the Company's loans available for sale by type of loan at the dates indicated.

                                             June 30,             December 31,
                                               2000                   1999
                                         ----------------       ----------------
Single family residential loans......    $         29,233       $         45,084
Consumer loans.......................                  86                    129
                                         ----------------       ----------------
                                         $         29,319       $         45,213
                                         ================       ================

         The loans available for sale portfolio is secured by mortgages on property located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loans available for sale were located at June 30, 2000:

                                                      Single family
                                                       Residential        Consumer           Total
                                                       ------------     ------------      ------------
   New Jersey.......................................   $      6,409    $          --      $      6,409
   Florida..........................................          4,151               44             4,195
   New York.........................................          2,427               --             2,427
   California.......................................          2,253               --             2,253
   Illinois.........................................          2,212               --             2,212
   Other (1)........................................         11,781               42            11,823
                                                       ------------     ------------      ------------
   Total............................................   $     29,233     $         86      $     29,319
                                                       ============     ============      ============

(1) Consists of properties located in 32 other states, none of which aggregated over $2,012 in any one state.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Activity in Loans Available for Sale. The following table sets forth the activity in the Company's net loans available for sale during the periods indicated:

                                                Three Months                Six Months
                                           ----------------------    ----------------------
For the periods ended June 30,               2000         1999         2000         1999
----------------------------------------   ---------    ---------    ---------    ---------
Balance at beginning of period .........   $  36,843    $ 374,094    $  45,213    $ 177,847
Purchases:
   Single family residential ...........          --       32,440           --       47,103
Originations:
   Single family residential (1) .......          --      195,482           --      481,720

Sales  (2) .............................      (4,798)    (457,052)      (7,759)    (558,517)
Decrease in lower of cost or market
   valuation allowance .................         134        2,609          176        1,964
Principal repayments, net of capitalized
   interest ............................      (1,926)     (12,866)      (4,248)     (10,591)
Transfer to real estate owned ..........        (934)      (2,282)      (4,063)      (7,101)
                                           ---------    ---------    ---------    ---------
   Net (decrease) increase in loans ....      (7,524)    (241,669)     (15,894)     (45,422)
                                           ---------    ---------    ---------    ---------
Balance at end of period ...............   $  29,319    $ 132,425    $  29,319    $ 132,425
                                           =========    =========    =========    =========

(1) Includes $152,965 and $293,007 originated by Ocwen UK during the three and six months ended June 30, 1999, respectively.

(2) Included the sales for the six months ended June 30, 1999 in the securitization of 2,192 of domestic subprime single family residential loans with an unpaid principal balance of $235,572 and 8,983 foreign subprime single family loans with an unpaid principal balance of $295,157. See "Results of Operations - Non-interest Income."

         The following table presents a summary of the Company's non-performing loans in the loans available for sale portfolio at the dates indicated:

                                                            June 30,            December 31,
                                                              2000                  1999
                                                        ----------------      ----------------
 Non-performing loans:
    Single family loans............................     $          9,364      $         15,319
    Consumer loans.................................                    3                     1
                                                        ----------------      ----------------
                                                        $          9,367      $         15,320
                                                        ================      ================
 Non-performing loans as a percentage of:
    Total loans available for sale.................                31.95%                33.88%
    Total assets...................................                 0.28%                 0.46%

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Composition of Loan Portfolio. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                               June 30,           December 31,
                                                                 2000                 1999
                                                           ----------------     ----------------
Single family residential loans.....................       $          3,272     $          4,334
Multi-family residential loans:
    Permanent.......................................                 14,008               23,430
    Construction....................................                 67,423               57,936
                                                           ----------------     ----------------
       Total multi-family residential...............                 81,431               81,366
                                                           ----------------     ----------------
Commercial real estate:
     Hotels:
       Construction.................................                 38,500               38,645
     Office buildings...............................                 46,951               64,745
     Land...........................................                      1                2,238
                                                           ----------------     ----------------
      Total commercial real estate..................                 85,452              105,628
Consumer............................................                     62                   82
                                                           ----------------     ----------------
     Total loans....................................                170,217              191,410
Undisbursed loan proceeds...........................                (15,432)             (24,654)
Unamortized deferred fees...........................                   (856)              (2,089)
Allowance for loan losses...........................                 (5,439)              (7,259)
                                                           ----------------     ----------------
     Loans, net.....................................       $        148,490     $        157,408
                                                           ================     ================

         The loan portfolio is secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loans were located at June 30, 2000:

                                       Single Family     Multi-family      Commercial
                                        Residential      Residential       Real Estate        Consumer           Total
                                       ------------      -----------       -----------      -----------       -----------
New York........................       $        649      $    40,835       $    19,766      $        --       $    61,250
California......................                402           24,629               226               --            25,257
Delaware........................                434               --            13,156               --            13,590
Florida.........................                 88              330            11,366               --            11,784
Virginia........................                 --               --             8,950               --             8,950
Other (1).......................              1,699           15,637            31,988               62            49,386
                                       ------------      -----------       -----------      -----------       -----------
Total...........................       $      3,272      $    81,431       $    85,452      $        62       $   170,217
                                       ============      ===========       ===========      ===========       ===========

(1) Consists of properties located in 19 other states, none of which aggregated over $8,067 in any one state.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Activity in the Loan Portfolio. The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated.

                                         Three Months               Six Months
                                    ----------------------    ----------------------
For the periods ended June 30,        2000          1999         2000         1999
                                    ---------    ---------    ---------    ---------
                                                 (Dollars in Thousands)
Balance at beginning of period ..   $ 156,119    $ 177,511    $ 157,408    $ 230,312
Originations:
   Multi-family residential loans       2,277        1,758       12,490        4,225
   Commercial real estate loans..         186        6,400        1,156       11,500
                                    ---------    ---------    ---------    ---------
     Total loans originated(1)...       2,463        8,158       13,646       15,725
Sales (2) .......................      (7,500)      (3,394)      (7,751)     (25,486)
Principal repayments ............     (15,075)     (48,392)     (26,383)     (86,231)
Transfer to real estate owned ...        (431)        (106)        (705)      (2,572)
Decrease in undisbursed loan
 proceeds........................      10,617        1,211        9,222        1,804
Decrease in unamortized deferred
 fees............................         632          573        1,233        1,051
Decrease(increase) in allowance
 for loan losses ................       1,665       (1,883)       1,820         (925)
                                    ---------    ---------    ---------    ---------
Net decrease in loans............      (7,629)     (43,833)      (8,918)     (96,634)
                                    ---------    ---------    ---------    ---------
    Balance at end of period.....   $ 148,490    $ 133,678    $ 148,490    $ 133,678
                                    =========    =========    =========    =========

(1) Originations for the six months ended June 30, 2000 represent fundings on previously originated construction loans.

(2) Included in sales for the six months ended June 30, 1999 is the securitization of 384 single family residential loans with an aggregate unpaid principal balance of $24,880.

         The following table sets forth certain information relating to the Company's non-performing loans in its loan portfolio at the dates indicated:

                                                             June 30,             December 31,
                                                               2000                   1999
                                                           ------------           ------------
 Non-performing loans:
  Single family residential loans.................         $      1,184           $        982
  Multi-family residential loans (1)..............                9,431                 11,037
  Commercial real estate and other (2)............               15,267                 19,360
                                                           ------------           ------------
     Total........................................         $     25,882           $     31,379
                                                           ============           ============

 Non-performing loans as a percentage of:
  Total loans (3).................................               16.81%                 19.06%
  Total assets....................................                0.77%                  0.95%

 Allowance for loan losses as a percentage of:
     Total loans (3)..............................                3.53%                  4.41%
     Non-performing loans.........................               21.01%                 23.13%

(1) Non-performing multi-family residential loans at June 30, 2000 were comprised of 12 loans, all of which management believes are adequately collateralized and reserved.

(2) Non-performing commercial real estate loans at June 30, 2000 were comprised of 11 loans, all of which management believes are adequately collateralized and reserved.

(3) Total loans is net of undisbursed loan proceeds and unamortized deferred fees.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         MATCH FUNDED LOANS AND SECURITIES. Match funded loans and securities are comprised of the following at the dates indicated:

                                                June 30,     December 31,
                                                 2000            1999
                                             ------------    ------------
Single family residential loans (1) ......   $     92,930    $    105,596
Allowance for loan losses ................           (433)           (495)
                                             ------------    ------------
   Match funded loans, net ...............         92,497         105,101
Match funded securities available for sale         38,587          52,693
                                             ------------    ------------
Balance at end of period .................   $    131,084    $    157,794
                                             ============    ============

(1) Includes $1,992 and $1,127 of non-performing loans at June 30, 2000 and December 31, 1999, respectively.

         The match funded loans are secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loans were located at June 30, 2000:


                        Michigan.............         $        19,607
                        California...........                   9,932
                        Florida..............                   6,173
                        Texas................                   5,848
                        Massachusetts........                   4,627
                        Other (1)............                  46,743
                                                      ---------------
                        Total................         $        92,930
                                                      ===============

(1) Consists of properties located in 42 other states, none of which aggregated over $3,773 in any one state.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following tables detail the Company's match funded securities at June 30, 2000, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors.

                                                                                                 OVER
                                               CLASS                                        COLLATERIZATION
                                    ISSUE    DESIGNATION     RATING     COLLATERAL BALANCE      LEVEL AT       PRODUCT TYPE AT
   SECURITIZATION      SECURITY     DATE       LETTER       AGENCIES    ISSUANCE    6/30/00     6/30/00            6/30/00
   --------------      --------     ----       ------       --------    --------    -------     -------            -------

 SASCO 1998-2(1)          X         Jan-98      NR        S&P, Fitch    $600,052   $ 208,230      2.32% OC    37% Fixed, 63% ARM
 SASCO 1998-3(1)          X         Mar-98      NR        S&P, Fitch     769,671     252,820      5.33% OC    16% Fixed, 84% ARM
 MLMI 1998-FF1(2)         X         Jun-98      NR        S&P, Fitch     198,155      51,359      5.79% OC    100% ARM
 LHELT 1998-2(3)          X         Jun-98      NR      Moody's, Fitch   209,225     102,008      7.71% OC    49% Fixed, 51% ARM
 OCWEN 98-OAC-1(4)       N/A        Nov-98      NR       S&P, Moody's    182,178      98,785     13.04% OC    27% Fixed, 73% ARM



                                      WEIGHTED       WEIGHTED       ACTUAL        ACTUAL        ACTUAL
                                      AVERAGE         AVERAGE     DELINQUENCY   LIFE TO DATE  LIFE TO DATE      YIELD TO
                                   INTEREST RATE      LTV AT:         AT:         CPR AT      LOSSES AT:        MATURITY AT:
   SECURITIZATION      SECURITY     AT: 6/30/00       6/30/00       6/30/00       6/30/00       6/30/00       PURCHASE 6/30/00
   --------------      --------     -----------       -------       -------       -------       -------       ----------------
SASCO 1998-2              X           11.27%           73.25%         20.75%        35.04%      $8,751         16.00%    (0.49)%
SASCO 1998-3              X           11.18            75.09          19.27         38.66        7,294         17.04      0.57
MLMI 1998-FF1             X           11.21            77.62          21.92         47.37          956         18.57      4.40
LHELT 1998-2              X           10.78            75.11          18.16         28.65        1,656         18.55     12.84
OCWEN 98-OAC-1           N/A           8.78            81.13           6.97         30.23          430           N/A       N/A

ISSUERS:
(1) Structured Asset Securities Corp.
(2) Merrill Lynch Mortgage Investors, Inc.
(3) Lehman Home Equity Loan Trust.
(4) Ocwen Mortgage Loan Trust.

                                                                                                                  ANTICIPATED
                                                                               ORIGINAL    ANTICIPATED              WEIGHTED
                                                                             ANTICIPATED    YIELD TO                AVERAGE
                                                                               YIELD TO    MATURITY AT             REMAINING
                                AMORTIZED COST   FAIR VALUE   PERCENT OWNED    MATURITY    6/30/00 (1)   COUPON     LIFE(2)
                                --------------   ----------   -------------    --------    -----------   ------     -------
Match-funded securities.......   $    48,818      $  38,587      100.00%         17.24%       2.80%         0.00%  4.10 years
                                 ===========      =========

(1) Changes in the June 30, 2000 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and, to a lesser extent, loss assumptions.

(2) Equals the weighted average duration based on the June 30, 2000 book value.

         For a glossary of the terms included in the above tables, see "Securities Available for Sale."

         DISCOUNT LOAN PORTFOLIO, NET. The discount loan portfolio decreased $109,783 or 12% during the six months ended June 30, 2000. Resolutions and repayments, transfers to real estate owned and sales more than offset acquisitions during the period. Substantially all of the Company's discount loan portfolio is secured by first mortgage liens on real estate.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Composition of the Discount Loan Portfolio. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated:

                                           June 30,    December 31,
                                            2000           1999
                                        -----------    -----------
Single family residential loans .....   $   458,673    $   597,719
Multi-family residential loans ......       196,841        191,971
Commercial real estate loans:
     Office buildings ...............        99,645         97,784
     Hotels .........................        74,194         75,095
     Retail properties ..............       102,311        105,247
     Other properties ...............        73,243         87,148
                                        -----------    -----------
                                            349,393        365,274
Other loans (1) .....................        23,466         21,615
                                        -----------    -----------
   Total discount loans .............     1,028,373      1,176,579
                                        -----------    -----------
Unaccreted discount:
     Single family residential loans       (114,016)      (147,630)
     Multi-family residential loans .       (38,175)       (37,981)
     Commercial real estate loans ...       (49,877)       (57,604)
     Other loans ....................          (271)          (954)
                                        -----------    -----------
                                           (202,339)      (244,169)
                                        -----------    -----------
                                            826,034        932,410
Undisbursed loan proceeds ...........          (201)            --
Allowance for loan losses ...........       (22,387)       (19,181)
                                        -----------    -----------
Discount loans, net .................   $   803,446    $   913,229
                                        ===========    ===========

(1)      Includes $21,603 and $16,397 at June 30, 2000 and December 31, 1999,
         respectively, of charged-off unsecured credit card receivables which were acquired at a discount. Collections are accounted for under the cost recovery method.

         The discount loan portfolio is secured by mortgages on property located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's discount loans were located at June 30, 2000:

                                                                                        Commercial
                                             Single Family        Multi-Family         Real Estate
                                              Residential          Residential          and Other            Total
                                              -----------         -----------          -----------         -----------
California............................        $    31,084         $    11,331          $    75,937         $   118,352
New York..............................             34,096               2,008               42,735              78,839
Illinois..............................             17,624              55,719                1,285              74,628
Michigan..............................             12,305              36,047               21,573              69,925
Florida...............................             26,937               9,058               12,246              48,241
Other (1).............................            222,611              44,503              168,935             436,049
                                              -----------         -----------          -----------         -----------
   Total..............................        $   344,657         $   158,666          $   322,711         $   826,034
                                              ===========         ===========          ===========         ===========

(1) Consists of properties located in 45 other states, none of which aggregated over $38,353 in any one state.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Activity in the Discount Loan Portfolio. The following table sets forth the activity in the Company's net discount loan portfolio during the periods indicated:

                                                  Three Months                  Six Months
                                         --------------------------    ---------------------------
For the periods ended June 30,              2000           1999            2000           1999
---------------------------------------  -----------    -----------    -----------    -----------
                                                        (Dollars in Thousands)
Balance at beginning of period ........  $   842,178    $   893,180    $   913,229    $ 1,026,511
Acquisitions (1):
  Single  family residential loans ....       90,222        233,207        149,159        274,083
  Multi - family residential loans ....        5,977         39,275         21,294         71,959
  Commercial real estate loans ........       11,332        106,989         18,119        131,790
  Other (2) ...........................        4,537          2,030         10,030          8,626
                                         -----------    -----------    -----------    -----------
                                             112,068        381,501        198,602        486,458
                                         -----------    -----------    -----------    -----------
Resolutions and repayments (3) ........      (49,791)       (75,252)       (91,718)      (123,942)
Loans transferred to real estate owned.      (52,631)       (37,468)      (124,066)      (108,162)
Sales (4) .............................      (60,035)      (116,635)      (131,024)      (279,032)
Increase in undisbursed loan proceeds           (201)            --           (201)            --
Decrease (increase) in discount .......       14,056        (40,025)        41,830          5,935
Increase in allowance .................       (2,198)         3,463         (3,206)           996
                                         -----------    -----------    -----------    -----------
Balance at end of period ..............  $   803,446    $ 1,008,764    $   803,446    $ 1,008,764
                                         ===========    ===========    ===========    ===========


                                                 Three Months                  Six Months
                                         --------------------------    ---------------------------
For the periods ended June 30,              2000           1999            2000           1999
--------------------------------------   -----------    -----------    -----------    -----------
NUMBER OF LOANS
Balance at beginning of period ........        7,031          6,042          8,064          8,100
Acquisitions (1):
  Single  family residential loans ....        1,027          2,713          1,964          3,187
  Multi - family residential loans ....            2              4              9             30
  Commercial real estate loans ........            2             57              6            116
  Other ...............................           --             --              1              6
                                         -----------    -----------    -----------    -----------
                                               1,031          2,774          1,980          3,339
                                         -----------    -----------    -----------    -----------
Resolutions and repayments (3) ........         (316)          (305)          (678)          (528)
Loans transferred to real estate owned.         (647)          (468)        (1,421)        (1,170)
Sales (4) .............................         (736)        (1,306)        (1,582)        (3,004)
                                         -----------    -----------    -----------    -----------
Balance at end of period ..............        6,363          6,737          6,363          6,737
                                         ===========    ===========    ===========    ===========

(1) Acquisitions during the six months ended June 30, 2000 exclude commercial and multi-family loans which are accounted for as investments in real estate. See "Changes in Financial Condition - Investments in Real Estate."

(2) For the six months ended June 30, 2000, consists of charged-off unsecured credit card receivables acquired at a discount.

(3) Resolutions and repayments consists of loans which were resolved in a manner which resulted in partial or full repayment of the loan to the Company, as well as principal payments on loans which have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans which have not been resolved.

(4) Sales for the six months ended June 30, 1999 include the securitization of performing single family discount loans. See "Results of Operations
         - Non-interest Income."

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Payment Status of Discount Loans. The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated.

                                                         June 30,             December 31,
                                                           2000                   1999
                                                      ---------------        ---------------
PRINCIPAL AMOUNT
Loans without Forbearance Agreements:
  Current.....................................        $       500,778        $       509,845
  Past due 31 days to 89 days.................                 10,929                 23,438
  Past due 90 days or more....................                380,895                448,312
  Acquired and servicing not yet transferred..                 53,534                 87,538
                                                      ---------------        ---------------
     Subtotal.................................                946,136              1,069,133
                                                      ---------------        ---------------

Loans with Forbearance Agreements:
  Current.....................................                  5,855                  2,958
  Past due 31 days to 89 days.................                  4,572                  8,904
  Past due 90 days or more....................                 71,810                 95,584
                                                      ---------------        ---------------
     Subtotal(1)(2)...........................                 82,237                107,446
                                                      ---------------        ---------------
Total.........................................        $     1,028,373        $     1,176,579
                                                      ===============        ===============

                                                         June 30,             December 31,
                                                           2000                   1999
                                                       -----------            -----------
PERCENTAGE OF LOANS
Loans without Forbearance Agreements:
  Current.....................................               48.70%                 43.33%
  Past due 31 days to 89 days.................                1.06                   1.99
  Past due 90 days or more....................               37.04                  38.10
  Acquired and servicing not yet
     transferred..............................                5.21                   7.44
                                                       -----------            -----------
     Subtotal.................................               92.01                  90.86
                                                       -----------            -----------

Loans with Forbearance Agreements:
  Current.....................................                0.57                   0.25
  Past due 31 days to 89 days.................                0.44                   0.76
  Past due 90 days or more....................                6.98                   8.13
                                                       -----------            -----------
     Subtotal.................................                7.99                   9.14
                                                       -----------            -----------
Total.........................................              100.00%                100.00%
                                                       ===========            ===========

(1) Includes $81,894 of loans which were less than 90 days past due under the terms of the forbearance agreements at June 30, 2000, of which $73,594 were current and $8,300 were past due 31 to 89 days.

(2) Includes $95,218 of loans which were less than 90 days past due under the terms of the forbearance agreements at December 31, 1999, of which $67,897 were current and $27,321 were past due 31 to 89 days.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

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

                                                     June 30, 2000                                    December 31, 1999
                                     -------------------------------------------     --------------------------------------------
                                          Allowance              Loan Balance              Allowance               Loan Balance
                                     -------------------     -------------------     -----------------     ----------------------
                                      Amount     Percent      Amount     Percent      Amount   Percent       Amount       Percent
                                     ---------   -------     --------- ---------     --------  -------     -----------  ---------
Loan portfolio:
   Single family................     $      97        1.8%   $   3,272       1.9%    $     87       1.2%   $     4,334        2.3%
   Multi-family.................         1,276       23.5       81,431      47.8        1,722      23.7         81,366       42.5
   Commercial real estate.......         4,066       74.7       85,452      50.3        5,450      75.1        105,628       55.2
   Consumer.....................            --        --            62        --           --       --              82         --
                                     ---------   --------    --------- ---------     --------  --------    -----------  ---------
                                     $   5,439      100.0%   $ 170,217     100.0%    $  7,259     100.0%   $   191,410      100.0%
                                     =========   ========    ========= =========     ========  ========    ===========  =========
Discount loans:
   Single family................     $   8,636       38.6%   $ 344,657      41.7%    $ 11,081      57.8%   $   450,089       48.3%
   Multi-family.................           956        4.3      158,666      19.2        1,681       8.8        153,990       16.5
   Commercial real estate.......         8,218       36.7      299,516      36.3        5,152      26.8        307,670       33.0
   Other........................         4,577      20.4        23,195       2.8        1,267      6.6          20,661        2.2
                                     ---------   --------    --------- ---------     --------  --------    -----------  ---------
                                     $  22,387      100.0%  $  826,034     100.0%    $ 19,181     100.0%   $   932,410      100.0%
                                     =========   ========    ========= =========     ========  ========    ===========  =========
Match funded loans:
   Single family residential loans   $     433      100.0%  $   92,930     100.0%    $    495     100.0%   $   105,596      100.0%
                                     =========   ========    ========= =========     ========  ========    ===========  =========

         The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

         The following table sets forth an analysis of activity in the allowance for loan losses relating to the Company's loan portfolio and discount loan portfolio during the six months ended June 30, 2000:

                                         Balance                                                        Balance
                                       December 31,                                                     June 30,
                                          1999         Provision       Charge-offs      Recoveries        2000
                                        ----------     -----------     ----------      ----------      ----------
Loan portfolio:
   Single family...................     $       87     $        10     $       --      $       --      $       97
   Multi-family....................          1,722            (446)            --              --           1,276
   Commercial real estate..........          5,450            (979)          (405)             --           4,066
                                        ----------     -----------     ----------      ----------      ----------
                                        $    7,259     $    (1,415)    $     (405)     $       --      $    5,439
                                        ==========     ===========     ==========      ==========      ==========
Discount loans:
   Single family...................     $   11,081     $      (596)    $   (2,375)     $      526      $    8,636
   Multi-family....................          1,681              17           (742)             --             956
   Commercial......................          5,152           4,489         (1,441)             18           8,218
   Other...........................          1,267           3,310             --              --           4,577
                                        ----------     -----------     ----------      ----------      ----------
                                        $   19,181     $     7,220     $   (4,558)     $      544      $   22,387
                                        ==========     ===========     ==========      ==========      ==========

Match funded loans:
   Single family residential loans      $      495     $       (62)    $       --      $       --      $      433
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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The carrying value of the Company's investments in low-income housing tax credit interests are as follows at the dates indicated.

                                                                                            June 30,         December 31,
                                                                                             2000               1999
                                                                                         -----------         -----------
      Investments solely as a limited partner made prior to May 18, 1995.............    $    16,051         $    17,327
      Investments solely as a limited partner made on or after May 18, 1995 (1)......         50,210              59,541
      Investments both as a limited and, through subsidiaries, as a general partner..         78,597              74,121
                                                                                         -----------         -----------
                                                                                         $   144,858         $   150,989
                                                                                         ===========         ===========

(1) The decrease in the balance during the six months ended June 30, 2000 is due to the sale of investments in ten projects during the first quarter which had an aggregate carrying value of $27,402 for a loss of $261, offset by the investment in new and existing projects.

         The qualified affordable housing projects underlying the Company's investments in low-income housing tax credit interests are geographically located throughout the United States. At June 30, 2000, the Company's largest single investment was $7,974, which related to a project located in Columbia, South Carolina.

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

         Income on the Company's limited partnership investments made prior to May 18, 1995 is recorded under the level yield method as a reduction of income tax expense, and amounted to $658 and $749 for the second quarter of 2000 and 1999, respectively, and $1,341 and $1,519 for the six months ended June 30, 2000 and 1999, respectively. For limited partnership investments made after May 18, 1995, and for investments as a limited partner and, through subsidiaries, as a general partner, the Company recognized tax credits of $2,044 and $3,849 for the second quarter of 2000 and 1999, respectively, and $5,076 and $7,544 for the six months ended June 30, 2000 and 1999, respectively, which are also reported as a reduction of income tax expense. The Company also recorded a loss from operations on the underlying real estate after depreciation of $839 and $1,599 for the second quarter of 2000 and 1999, respectively, and $2,339 and $3,463 for the six months ended June 30, 2000 and 1999, respectively.

         INVESTMENTS IN UNCONSOLIDATED ENTITIES. Investments in unconsolidated entities totaled $31,098 at June 30, 2000, a $6,020 decrease as compared to the balance at December 31, 1999 of $37,118. This decrease was primarily due to a $5,579 decrease in the Company's 35.84% equity investment in Kensington. The investment in Kensington declined during this period as a result of the Company's $4,112 share of Kensington's losses, including goodwill amortization, and $1,417 of net unrealized foreign currency losses. See "Asset and Liability Management - Foreign Currency Exchange Rate Risk Management" for information regarding the Company's hedging activities related to its investment in Kensington.

         REAL ESTATE OWNED, NET. Real estate owned, net, increased by $15,170 or 9% during the six months ended June 30, 2000 due primarily to foreclosures and acquisitions in excess of sales. Real estate owned consists almost entirely of properties acquired by foreclosure or deed-in-lieu thereof on loans in the Company's discount loan portfolio.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table sets forth certain information relating to the Company's real estate owned at the dates indicated.

                                                 June 30,        December 31,
                                                   2000              1999
                                               ------------      ------------
Discount loan portfolio:
   Single family residential..............     $     72,633      $     72,193
   Multi-family residential...............           12,012             2,601
   Commercial real estate.................           92,820            85,233
                                               ------------      ------------
       Total..............................          177,465           160,027
Loan portfolio............................            1,587             2,183
Loans available for sale..................            3,624             5,296
                                               ------------      ------------
       Total..............................     $    182,676      $    167,506
                                               ============      ============

         The following table sets forth certain geographical information by type of property at June 30, 2000 related to the Company's real estate owned.

                                                            Multi-family Residential
                               Single Family Residential         and Commercial                  Total
                               -------------------------    -------------------------   ------------------------
                                                No. of                      No. of                      No. of
                                 Amount       Properties      Amount      Properties      Amount      Properties
                               ----------     ----------    -----------   ----------    ----------    ----------
Florida..................        $  5,367           103       $  48,571            6    $  53,938           109
Georgia..................           1,074            23          15,394            1       16,468            24
Connecticut..............           3,134            33          12,543            2       15,677            35
California...............           5,861            70           6,929            8       12,790            78
Arizona..................             585            12           9,659            1       10,244            13
Other (1)................          60,469         1,448          13,090           25       73,559         1,473
                                 --------      --------       ---------     --------    ---------      --------
   Total.................        $ 76,490         1,689       $ 106,186           43    $ 182,676         1,732
                                 ========      ========       =========     ========    =========      ========

(1) Consists of properties located in 45 other states, none of which aggregated over $7,032 in any one state.

         The following tables set forth the activity in the real estate owned during the periods indicated.

                                                   Three Months              Six Months
                                             ----------------------    ----------------------
For the periods ended June 30,                 2000         1999          2000         1999
------------------------------------------   ---------    ---------    ---------    ---------
AMOUNT
Balance at beginning of period ...........   $ 185,498    $ 208,831    $ 167,506    $ 201,551
Properties acquired through foreclosure
   or deed-in-lieu thereof:
  Discount loans .........................      52,631       37,468      124,066      108,162
  Loans available for sale ...............         934        2,282        4,063        7,101
  Loan portfolio .........................         431          106          705        2,572
  Less discount transferred ..............     (16,771)     (13,418)     (37,014)     (34,303)
                                             ---------    ---------    ---------    ---------
                                                37,225       26,438       91,820       83,532
                                             ---------    ---------    ---------    ---------
Acquired in connection with acquisitions
  of discount loans ......................       5,002       23,330        8,593       31,490
Sales ....................................     (43,186)     (71,722)     (81,390)    (131,476)
Change in valuation allowance ............      (1,863)      (3,715)      (3,853)      (1,935)
                                             ---------    ---------    ---------    ---------
Balance at end of period .................   $ 182,676    $ 183,162    $ 182,676    $ 183,162
                                             =========    =========    =========    =========

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                     Three Months                     Six Months
                                              ---------------------------     ---------------------------
For the periods ended June 30,                   2000            1999            2000            1999
                                              -----------     -----------     -----------     -----------
NUMBER OF PROPERTIES
Balance at beginning of period.............         1,716           1,873           1,672           1,999
Properties acquired through foreclosure or
   deed-in-lieu thereof:
  Discount loans...........................           647             468           1,421           1,170
  Loans available for sale.................            18              35              39              91
  Loan portfolio...........................             2               2               5               4
                                              -----------     -----------     -----------     -----------
                                                      667             505           1,465           1,265
                                              -----------     -----------     -----------     -----------
Acquired in connection with acquisitions of
   discount loans..........................           154             429             157             575
Sales......................................          (805)           (941)         (1,562)         (1,973)
                                              -----------     -----------     -----------     -----------
Balance at end of period...................         1,732           1,866           1,732           1,866
                                              ===========     ===========     ===========     ===========

         The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated.

                                                June 30,          December 31,
                                                  2000                1999
                                            ---------------     ---------------
   One to two months....................    $        39,093     $        30,695
   Three to four months.................             26,923              26,532
   Five to six months...................             14,316              11,263
   Seven to 12 months...................             16,417              28,606
   Over 12 months.......................             85,927              70,410
                                            ---------------     ---------------
                                            $       182,676     $       167,506
                                            ===============     ===============

         The Company actively manages its real estate owned. Sales of real estate owned resulted in (losses) gains, net of the provision for loss, of $(625) and $(5,281) during the three and six months ended June 30 2000, respectively, as compared to $2,426 and $6,527 during the three and six months ended June 30, 1999, respectively, which are included in determining the Company's (loss) income on real estate owned. The average period during which the Company held the $81,390 and $131,476 of real estate owned which was sold during the six months ended June 30, 2000 and 1999 respectively, was 6 months.

         The following table sets forth the activity, in the aggregate, in the valuation allowances on real estate owned during the periods indicated.

                                                       Three Months                       Six Months
                                                ----------------------------      ----------------------------
For the periods ended June 30,                     2000             1999             2000            1999
                                                -----------      -----------      -----------      -----------
Balance at beginning of period..........        $    19,171      $    13,545      $    17,181      $    15,325
Provisions for losses...................              7,752            9,779           16,964           14,840
Charge-offs and sales...................             (5,889)          (6,064)         (13,111)         (12,905)
                                                -----------      -----------      -----------      -----------
Balance at end of period................        $    21,034      $    17,260      $    21,034      $    17,260
                                                ===========      ===========      ===========      ===========

Valuation allowance as a percentage of
   total gross real estate owned (1)....             10.33%            8.61%           10.33%            8.61%

(1) The increase at June 30, 2000 as compared to June 30, 1999 reflects an increase in the amount of real estate owned which the Company has held in excess of one year. The increase in the amount of real estate owned which the Company has held in excess of one year at June 30, 2000 as compared to June 30, 1999 primarily reflects the anticipated migration of a large retail property which is currently being repositioned for sale. At December 31, 1999, the valuation allowance as a percentage of total gross real estate owned was 9.30%.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         INVESTMENTS IN REAL ESTATE. The Company's investment in real estate consisted of the following at the dates indicated:

                                                            June 30,     December 31,
                                                             2000            1999
                                                         ------------    ------------
Properties held for investment (1):
   Office buildings ..................................   $     32,102    $    202,607
   Retail ............................................          9,622          33,224
   Building improvements .............................          8,472          17,590
   Tenant improvements and lease commissions .........            892           8,150
   Furniture and fixtures ............................             47              44
                                                         ------------    ------------
                                                               51,135         261,615
   Accumulated depreciation ..........................         (1,788)         (9,011)
                                                         ------------    ------------
                                                               49,347         252,604
                                                         ------------    ------------
Loans accounted for as investments in real estate (2):
   Multi-family residential ..........................             97              --
   Nonresidential ....................................         89,011              --
                                                         ------------    ------------
                                                               89,108              --
                                                         ------------    ------------
Properties held for lease:
   Land and land improvements ........................          1,256           1,256
   Building ..........................................         15,082          14,629
   Accumulated depreciation ..........................           (517)           (248)
                                                         ------------    ------------
                                                               15,821          15,637
                                                         ------------    ------------
   Investment in real estate partnerships (3) ........         11,607              --
                                                         ------------    ------------
                                                         $    165,883    $    268,241
                                                         ============    ============

(1) Acquired as a result of the acquisition of OAC. The decline in balances during the six months of 2000 is due to the transfer of properties from held for investment to held for sale. See "Real Estate Held for Sale."

         The Company's properties held for investment at June 30, 2000 are comprised of the following:

     Date
   Acquired              Property                 Location         Square Feet   Property Type     % Leased     Book Value
   --------              --------                 --------         -----------   -------------     --------     ----------
07/22/98         841 Prudential Drive....   Jacksonville, FL           550,000    Office Bldg.        98.0%      $     32,459
04/09/98         7075 Bayers Road........   Halifax, Nova Scotia       402,529    Shopping Ctr.       64.0             18,676

                                                                         Accumulated depreciation                      (1,788)
                                                                                                                 ------------
                                                                                                                 $     49,347
                                                                                                                 ============

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

(3) Consists of interests in five limited partnerships operating as real estate ventures, consisting of multi-family type properties.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         REAL ESTATE HELD FOR SALE. The Company's real estate held for sale at June 30, 2000 is comprised of the following properties:

     Date
   Acquired              Property                 Location         Square Feet     Property Type   % Leased       Book Value
   --------              --------                 --------         -----------     -------------   --------      -------------
04/08/98         225 Bush Street.........   San Francisco, CA         570,637     Office Bldg.        98.0%      $     131,348
09/23/97         450 Sansome Street......   San Francisco, CA         130,437     Office Bldg.        87.0              28,755
09/03/97         10 U.N. Plaza...........   San Francisco, CA          71,636     Office Bldg.        96.0              11,999
11/10/97         Cortez Plaza............   Bradenton, FL             289,686     Shopping Ctr.       95.7              21,613
10/01/98         Holiday Village.........   Havre, MT                 223,355     Shopping Ctr.       48.4               1,526
                                                                                                                 -------------
                                                                                                                 $     195,241
                                                                                                                 =============

         The Company has engaged unaffiliated third parties to market and sell the properties listed above. These properties were previously held for investment. The office buildings were reclassified to held for sale during the first quarter of 2000 and the shopping centers were reclassified during the second quarter of 2000.

         During the second quarter of 2000, the Company sold its office building located at 690 Market Street in San Francisco, for $28,000, less commissions and closing costs which had a book value of $23,273, for a gain of $3,897. The net proceeds consisted of cash of approximately $7,100 and a note receivable of $19,000.

         DEPOSITS. Deposits decreased $200,153 or 11% during the six months ended June 30, 2000 primarily as a result of a $205,638 decrease in non-interest bearing checking accounts. The following table sets forth information related to the Company's deposits at the dates indicated.

                                               June 30, 2000                December 31, 1999
                                         --------------------------    --------------------------
                                                                           % of         % of
                                                                           Total         Total
                                           Amount        Deposits         Amount       Deposits
                                         -----------    -----------    -----------    -----------
Non-interest bearing checking accounts   $    74,635              4%   $   280,273             15%
NOW and money market checking accounts        12,322              1         30,343              2
Savings accounts .....................         1,375             --          1,361             --
                                         -----------    -----------    -----------    -----------
                                              88,332              5        311,977             17
                                         -----------    -----------    -----------    -----------
Certificates of deposit (1)(2) .......     1,559,505             --      1,536,997             --
Unamortized deferred fees ............        (5,704)            --         (6,688)            --
                                         -----------    -----------    -----------    -----------
Total certificates of deposit ........     1,553,801             95      1,530,309             83
                                         -----------    -----------    -----------    -----------
   Total deposits ....................   $ 1,642,133            100%   $ 1,842,286            100%
                                         ===========    ===========    ===========    ===========

(1)      Included $1,406,963 and $1,449,873 at June 30, 2000 and December 31,
         1999, respectively, of deposits originated through national, regional and local investment banking firms which solicit deposits from their customers, all of which are non-cancelable.

(2) At June 30, 2000 and December 31, 1999, certificates of deposit issued on an uninsured basis (greater than $100,000) amounted to $124,664 and $155,205, respectively. Of the $124,664 of uninsured deposits at June 30, 2000, $49,867 were from political subdivisions in New Jersey and secured or collateralized as required under state law.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase of $421,049 at June 30, 2000, increased $373,685 or 789% during the six months ended June 30, 2000. From time to time the Company utilizes such collateralized borrowings as additional sources of liquidity. The securities sold under agreements to repurchase at June 30, 2000 are primarily collateralized by CMOs.

         BONDS-MATCH FUNDED AGREEMENTS. Bonds-match funded agreements of $121,797 at June 30, 2000, decreased $19,718 or 14% during the six months ended June 30, 2000.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Bonds-match funded agreements were comprised of the following at the dates indicated:

                                                            June 30, 2000        December 31, 1999
                                                           ---------------       -----------------
OAC Mortgage Residential Securities, Inc (1)...........    $        86,118        $       100,968
Ocwen NIM Corp.(2).....................................             35,679                 40,547
                                                           ---------------        ---------------
                                                           $       121,797        $       141,515
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

         NOTES, DEBENTURES AND OTHER INTEREST-BEARING OBLIGATIONS. Notes, debentures and other interest-bearing obligations mature as follows:

                                                                      June 30,         December 31,
                                                                        2000              1999
                                                                     -----------       -----------
       2003:
       11.875% Notes due October 1...........................        $   103,850       $   103,850
       2004:
       Loan due May 24 (LIBOR plus 150 basis points).........              6,236             6,236
       2005:
       12% Subordinated Debentures due June 15...............             67,000            67,000
       11.5% Senior Notes due July 1 (1).....................            110,997           140,487
                                                                     -----------       -----------
                                                                     $   288,083       $   317,573
                                                                     ===========       ===========

(1) The $29,490 decline in the outstanding balance is due to repurchases in the open market during both the first and second quarters of 2000. These repurchases resulted in extraordinary gains of $1,984 ($1,369 net of taxes) and $5,093 ($3,575 net of taxes), for the three and six months ended June 30, 2000, respectively.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit decreased $3,116 or 2% during the six months ended June 30, 2000. The Company, through its subsidiaries, has obtained secured lines of credit arrangements from various unaffiliated financial institutions as follows:

                             Balance           Amount of          Committed          Maturity
        Entity             Outstanding          Facility            Amount             Date           Interest Rate(4)
--------------------     --------------    --------------      --------------      ------------   -------------------------
JUNE 30, 2000:
OFS (1).............     $      10,061     $      35,000       $      35,000           May 2001    LIBOR + 175 basis points
                                   --             25,000                  --           May 2001    LIBOR + 175 basis points

OAC (2).............            99,689           200,000             115,580          June 2001    LIBOR + 240 basis points
                                75,000            75,000              75,000         April 2001    LIBOR + 175 basis points
                         -------------
                         $     184,750
                         =============

DECEMBER 31, 1999:
OFS (3).............     $       2,041     $     200,000       $     100,000          July 2001    LIBOR + 75 basis points
                                 3,770           115,000             100,000           May 2000    LIBOR + 95 - 150 basis points
                                15,227            50,000              50,000           May 2000    LIBOR + 137.5 basis points
                                 7,658            25,000                  --           May 2000    LIBOR + 175 basis points

OAC (2).............            84,170           200,000             200,000          June 2001    LIBOR + 175 basis points
                                75,000            75,000              75,000         April 2001    LIBOR + 175 basis points
                         -------------
                         $     187,866
                         =============

(1) These lines were used to fund subprime mortgage loan originations, generally advanced at a rate of 65% to 75% of the principal balance of the mortgage loan and are secured by such mortgage loans.

(2) These lines are collateralized by commercial loans and investments in real estate

(3) These lines were used to fund subprime mortgage loan originations, generally advanced at a rate of 80% to 98% of the principal balance of the mortgage loan and are secured by such mortgage loans.

(4) LIBOR was 6.64% and 5.82% at June 30, 2000 and December 31, 1999, respectively.

         COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY. The outstanding balance of the 10.875% Capital Securities amounted to $101,390 at June 30, 2000, a decline of $8,610 from the balance outstanding at December 31, 1999. During the three months ended June 30, 2000, the Company repurchased $8,610 of its Capital Securities in the open market, resulting in an extraordinary gain of $3,670 ($2,532 net of taxes). See Note 3 to the Interim Consolidated Financial Statements included in Item 1 hereof (which is incorporated herein by reference).

         STOCKHOLDERS' EQUITY. Stockholders' equity decreased $16,806 or 3% during the six months ended June 30, 2000. The decrease was primarily due to a net loss of $6,497, the repurchase of 1,388,300 shares of common stock in the aggregate amount of $8,996 during the first quarter and a $1,458 decline in unrealized gains on securities available for sale. See Consolidated Statements of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference).

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

         The primary sources of funds for liquidity consist of deposits, FHLB advances, reverse repurchase agreements, lines of credit and maturities and payments of principal and interest on loans and securities and proceeds from sales and securitizations thereof.

         Sources of liquidity include certificates of deposit obtained primarily from wholesale sources. At June 30, 2000, the Company had $1,553,801 of certificates of deposit, including $1,406,963 of brokered certificates of deposit obtained through national, regional and local investment banking firms, all of which are non-cancelable. At the same date, scheduled

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

maturities of certificates of deposit during the 12 months ending June 30, 2001 and 2002, and thereafter amounted to $878,926, $521,067 and $153,808, respectively.

         Sources of borrowings include FHLB advances, which are required to be secured by single family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. At June 30, 2000, the Company was eligible to borrow up to an aggregate of $623,212 from the FHLB of New York (subject to the availability of acceptable collateral) and had $39,256 of residential loans and $10,742 of short duration CMOs (all of which were held by the Bank) pledged as security for any such advances. At June 30, 2000, the Company had contractual relationships with 12 brokerage firms and the FHLB of New York pursuant to which it could obtain funds from reverse repurchase agreements. At June 30, 2000, the Company had $196,974 of unrestricted cash and cash equivalents, $124,558 of short duration CMOs and $132,803 of subordinate and residual securities, including match funded securities, which could be used to secure additional borrowings. At June 30, 2000, the Company had no outstanding FHLB advances.

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

         The Company's operating activities (used) provided $(87,055) and $102,420 of cash flows during the six months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000, cash flows used by operating activities primarily related to an increase in escrow advances and an increase in accrued expenses, interest payable and other liabilities. During the six months ended June 30, 1999, resources of cash were primarily provided from sales of loans available for sale offset by the use of cash flows primarily related to the purchase and origination of loans available for sale. The increase in net cash flows used by operating activities during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999, was due primarily to a decline in activity related to loans available for sale as a result of the sale of Ocwen UK and the closing of domestic subprime lending operations at OFS.

         The Company's investing activities used cash flows totaling $189,714 and $78,317 during the six months ended June 30, 2000 and 1999, respectively. During the foregoing periods, cash flows from investing activities were used primarily to purchase securities available for sale, purchase discount loans and for the purchase of and capital improvements to real estate held for investment. Cash flows from investing activities were provided primarily by sales of, maturities of and principal payments received on securities available for sale, proceeds from sales of discount loans and proceeds from sales of real estate owned. The increase in net cash used by investing activities during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was due primarily to an increase in purchases of securities available for sale, and an increase in purchases of and capital improvements to real estate held for investment, offset by a decrease in discount loan purchases and sales of securities available for sale.

         The Company's financing activities provided (used) cash flows of $113,729 and $(256,814) during the six months ended June 30, 2000 and 1999, respectively. Cash flows from financing activities were primarily provided by securities sold under agreements to repurchase and advances from the Federal Home Loan Bank. Cash flows utilized in connection with financing activities were primarily related to a decline in deposits, repayment of bonds-match funded agreements, repayment of lines of credit and repurchase of debt. The increase in cash provided by financing activities during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was due primarily to an increase in securities sold under agreements to repurchase.

         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. government, federal agency and other investments having maturities of five years or less (currently not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less). The Bank's liquidity, as measured for regulatory purposes, amounted to 5.54% at June 30, 2000.

         As a result of a verbal agreement between the Bank and the OTS to dividend subordinate and residual mortgage-related securities resulting from securitization activities conducted by the Bank, the Bank has been limited in its ability to pay cash dividends to the Company. The Bank held no subordinate or residual mortgage-related securities at June 30, 2000. See "Regulatory Capital Requirements."

         There are restrictions on OAC's ability to pay dividends under the Indenture governing OAC's 11.5% Redeemable Notes. As of June 30, 2000, OAC was not permitted to pay dividends under the Indenture.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.
       (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         At June 30, 2000, the Company had commitments of $21,318 related to the funding of construction loans. Management believes that the Company has adequate resources to fund all such unfunded commitments to the extent required and that substantially all of such unfunded commitments will be funded during 2000. See
Note 7 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference).

         In addition to commitments to extend credit, the Company is party to various off-balance sheet financial instruments in the normal course of the Company's business in order to manage its interest rate risk and foreign currency exchange rate risk. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference) and "Asset and Liability Management" included in Item 3 herein.

REGULATORY CAPITAL AND OTHER REQUIREMENTS

         Following an examination in late 1996 and early 1997, the Bank committed to the OTS to maintain a core capital (leverage) ratio and a total risk-based capital ratio of at least 9% and 13%, respectively. The Bank continues to be in compliance with this commitment as well as the regulatory capital requirements of general applicability, as indicated in Note 5 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference). The Bank's core capital, Tier 1 risk-based capital and total risk-based capital ratios at June 30, 2000 were 9.24%, 12.85% and 17.14%, respectively, placing the Bank in the "well-capitalized" category as defined by federal regulations. Based on discussions with the OTS, the Bank believes that this commitment does not affect its status as a "well-capitalized" institution, assuming the Bank's continued compliance with the regulatory capital requirements required to be maintained by it pursuant to such commitment.

YEAR 2000 DATE CONVERSION

         The Company is currently not aware of any significant Year 2000 or related problems that have arisen for its customers or vendors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
        (Dollars in Thousands)
--------------------------------------------------------------------------------

ASSET AND LIABILITY MANAGEMENT

         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate and foreign currency exchange rate movements. In general, management's strategy is to match asset and liability balances within maturity categories and to manage foreign currency rate exposure related to its investments in non-U.S. dollar functional currency operations in order to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates and foreign currency exchange rates change over time. The Company's asset and liability management strategy is formulated and monitored by the Asset/Liability Management Committee (the "Committee"), which is composed of directors and officers of the Company, in accordance with policies approved by the Board of Directors of the Company. The Committee meets to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes and foreign currency exchange rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities of investments and borrowings. The Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition.

         The Committee's methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap," which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
        (Dollars in Thousands)
--------------------------------------------------------------------------------

         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2000. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, performing discount loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, (iv) NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies of each such category of deposit by the Company, and (v) escrow deposits and other non-interest bearing checking accounts, which amounted to $74,635 at June 30, 2000, are excluded. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                                June 30, 2000
                                                    -----------------------------------------------------------------------
                                                       Within        Four to       More Than
                                                       Three         Twelve        One Year to    Three Years
                                                       Months        Months        Three Years     and Over         Total
                                                    -----------    -----------    -----------    -----------    -----------
RATE-SENSITIVE ASSETS:
  Interest-earning deposits .....................   $    19,238    $        --    $        --    $        --    $    19,238
  Federal funds sold ............................       173,500             --             --             --        173,500
  Securities available for sale .................       279,406        255,956        182,185         83,926        801,473
  Loans available for sale (1) ..................         1,167         13,652          8,533          5,967         29,319
  Investment securities, net ....................        13,257             --             --             --         13,257
  Loan portfolio, net (1) .......................        59,138         69,439         12,433          7,480        148,490
  Match funded loans and securities .............         7,311         52,463         33,506         37,804        131,084
  Discount loan portfolio, net ..................        87,920        410,830        169,458        135,238        803,446
                                                    -----------    -----------    -----------    -----------    -----------
   Total rate-sensitive assets ..................       640,937        802,340        406,115        270,415      2,119,807
                                                    -----------    -----------    -----------    -----------    -----------
RATE-SENSITIVE LIABILITIES:
  NOW and money market checking deposits ........        10,713            185            395          1,029         12,322
  Savings deposits ..............................           105            196            387            687          1,375
  Certificates of deposit .......................       275,132        602,219        535,328        141,122      1,553,801
                                                    -----------    -----------    -----------    -----------    -----------
  Total interest-bearing deposits ...............       285,950        602,600        536,110        142,838      1,567,498
  Securities sold under agreements to repurchase        421,050             --             --             --        421,050
  Bond-match funded loan agreements .............        87,816         17,807         13,765          2,409        121,797
  Obligations outstanding under lines of credit .       184,750             --             --             --        184,750
  Notes, debentures and other ...................         6,236             --             --        281,847        288,083
                                                    -----------    -----------    -----------    -----------    -----------
   Total rate-sensitive liabilities .............       985,802        620,407        549,875        427,094      2,583,178
                                                    -----------    -----------    -----------    -----------    -----------
Interest rate sensitivity gap excluding
  financial instruments .........................      (344,865)       181,933       (143,760)      (156,679)      (463,371)
FINANCIAL INSTRUMENTS:
Interest rate swaps .............................       161,000        (75,000)       (86,000)            --             --
Swaption and put option contracts ...............            --            338             --             --            338
Futures contracts ...............................         5,800             --             --         (5,800)            --
                                                    -----------    -----------    -----------    -----------    -----------
Total rate-sensitive financial instruments ......       166,800        (74,662)       (86,000)        (5,800)           338
                                                    -----------    -----------    -----------    -----------    -----------
Interest rate sensitivity gap including
   financial instruments ........................   $  (178,065)   $   107,271    $  (229,760)   $  (162,479)   $  (463,033)
                                                    ===========    ===========    ===========    ===========    ===========

Cumulative interest rate sensitivity gap.......     $  (178,065)   $   (70,794)   $  (300,554)   $  (463,033)
                                                    ===========    ===========    ===========    ===========
Cumulative interest rate sensitivity gap as a
  percentage of total rate-sensitive assets....           (8.40)%        (3.34)%       (14.18)%       (21.84)%

(1)      Balances have not been reduced for non-performing loans.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
        (Dollars in Thousands)
--------------------------------------------------------------------------------

         The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates and hypothetical interest rate scenarios. An institution's NPV Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in that scenario by the present value of the institution's assets in that same scenario. The hypothetical scenarios are represented by immediate, permanent, parallel movements (Shocks) in the term structure of interest rates of plus and minus 100, 200 and 300 basis points from the actual term structure observed at quarter end. The current NPV Ratio for each of the seven rate scenarios and the corresponding limits approved by the Board of Directors, and as applied to OCN, are as follows at June 30, 2000:

                                Board Limits              Current
Rate Shock in basis points   (minimum NPV Ratios)        NPV Ratios
-------------------------- ------------------------- ----------------------

            +300                    5.00%                    18.71%
            +200                    6.00%                    18.57%
            +100                    7.00%                    18.38%
             0                      8.00%                    18.19%
            -100                    7.00%                    18.04%
            -200                    6.00%                    17.86%
            -300                    5.00%                    17.74%

         The Asset/Liability Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and NPV and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by the Board of Directors, and as applied to OCN. The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. The base interest rate scenario assumes interest rates at June 30, 2000. Actual results could differ significantly from the OCN results estimated in the following table:

                                           Estimated Changes in
                                      -------------------------------
     Rate Shock in basis points       Net Interest            NPV
    ----------------------------      ------------       ------------
               +300                     (19.94)%             0.17%
               +200                     (13.29)%             0.40%
               +100                      (6.65)%             0.20%
                0                         0.00%              0.00%
               -100                       6.65%              0.12%
               -200                      13.29%              0.22%
               -300                      19.94%              0.57%

         The Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. These techniques include interest rate exchange or "swap" agreements, U.S. Treasury interest rate futures contracts, foreign currency futures contracts and foreign currency swap agreements and European swaptions and put options.

         INTEREST RATE RISK MANAGEMENT. The Company utilizes interest rate swaps to protect against the decrease in value of a fixed-rate asset or the increase in borrowing cost from a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. The Company had entered into interest rate swaps with an aggregate notional amount of $161,000 and $200,780 at June 30, 2000 and December 31, 1999, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
        (Dollars in Thousands)
--------------------------------------------------------------------------------

         The Company also enters into U.S. Treasury futures contracts to offset declines in the market value of its fixed-rate loans and certain fixed-rate mortgage-backed and related securities available for sale in the event of an increasing interest rate environment. The Company had entered into futures contracts with an aggregate notional amount of $5,800 and $19,000 at June 30, 2000 and December 31, 1999.

         The Company entered into swaption and put option contracts to mitigate its interest rate exposure on anticipated future funding related to certain of its investments in low-income housing tax credit interests. The Company had entered into European swaptions and put options with an aggregate notional amount of $14,300 and $20,900 at June 30, 2000 and December 31, 1999,
respectively.

         See Note 4 to the Interim Consolidated Financial Statements included in
Item 1 herein (which is incorporated herein by reference) for additional disclosures regarding the Company's interest rate derivative financial instruments.

         FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT. The Company has entered into foreign currency derivatives to hedge its equity investment in Kensington, its investments in foreign subsidiaries which own residual interests backed by residential loans originated in the UK ("UK residuals") and in the shopping enter located in Halifax, Nova Scotia (the "Nova Scotia Shopping Center").

         The Company's hedges (currency futures and swaps), the related foreign currency equity investment, the related investments in foreign subsidiaries, and the net exposures as of June 30, 2000 and December 31, 1999 were as follows.

                                    Investment         Hedge       Net Exposure
                                    -----------     ----------     ------------
JUNE 30, 2000:
Kensington......................    $   30,021      $   32,441     $   2,420
UK residuals....................    $   16,991      $   16,705     $    (286)
Nova Scotia Shopping Center.....    $   19,765      $   19,692     $     (73)

DECEMBER 31, 1999:
Kensington......................    $   36,215      $   37,546     $   1,331
UK residuals....................    $   28,098      $   25,758     $  (2,340)
Nova Scotia Shopping Center.....    $   14,844      $   16,074     $   1,230

         The net exposures are subject to gain or loss if foreign currency exchange rates fluctuate. See the "Foreign Currency Management" section of Note 4 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference) for additional disclosures regarding the Company's foreign currency derivative financial instruments.

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein are not, and certain statements contained in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period(s) or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "encourage," "estimate," "expect," "foresee," "intend," "in the event of," "may," "plan," "present," "propose," "prospect," "update," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although the Company believes the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, international, national, regional or local economic environments (particularly in the market areas where the Company operates), government fiscal and monetary policies (particularly in the market areas where the Company operates), prevailing interest or currency exchange rates, effectiveness of interest rate, currency and other hedging strategies, laws and regulations affecting financial institutions, investment companies and real estate (including regulatory fees, capital requirements, access for disabled persons and environmental compliance), uncertainty of foreign laws, competitive products, pricing and conditions (including from competitors that have significantly greater resources than the Company), credit, prepayment, basis, default, subordination and asset/liability risks, loan servicing effectiveness, ability to identify acquisitions and investment opportunities meeting the Company's investment strategy, the course of negotiations and the ability to reach agreement with respect to the material terms of any particular transaction, satisfactory due diligence results, satisfaction or fulfillment of agreed upon terms and conditions of closing or performance, the timing of transaction closings, software integration, development and licensing, availability of and costs associated with obtaining adequate and timely sources of liquidity, ability to repay or refinance indebtedness (at maturity or upon acceleration), to meet collateral calls by lenders (upon re-valuation of the underlying assets or otherwise), to generate revenues sufficient to meet debt service payments and other operating expenses, availability of discount loans for purchase, size of, nature of and yields available with respect to the secondary market for mortgage loans, financial, securities and securitization markets in general, allowances for loan losses, changes in real estate conditions (including liquidity, valuation, revenues, rental rates, occupancy levels and competing properties), adequacy of insurance coverage in the event of a loss, other factors generally understood to affect the real estate acquisition, mortgage and leasing markets and securities investments, and other risks detailed from time to time in the Company's reports and filings with the Commission, including its periodic reports on Forms 10-Q, 8-K and 10-K and
Exhibit 99.1, titled Risk Factors, to the Company's Form 10-K for the year ended December 31, 1999. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company does not undertake, and specifically disclaims any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

         See "Note 7: Commitments and Contingencies" of the Company's Consolidated Financial Statements.

Item 4.  Submissions of Matters to a Vote of Security Holders.

(a) The annual meeting of stockholders of the Company was held on May 16, 2000.

(b) At the annual meeting of stockholders of the Company held on May 16, 2000, action was taken with respect to the election of directors of the
         Company: 54,619,191 shares were voted for William C. Erbey, while authority was withheld with respect to 537,226 shares; 54,613,290 shares were voted for W. C. Martin, while authority was withheld with respect to 543,127 shares; 54,612,438 shares were voted for Howard H. Simon, while authority was withheld with respect to 543,979 shares; 54,622,038 shares were voted for Barry N. Wish, while authority was withheld with respect to 534,379 shares; 54,569,991 shares were voted for Thomas F. Lewis, while authority was withheld with respect to 586,426 shares.

(c) In addition, stockholders ratified the appointment of PricewaterhouseCoopers LLP as independent auditors (55,062,352 votes in favor, 73,293 votes against and 20,772 votes abstained).


Item 6.  Exhibits and Reports on Form 8-K.

       (a)         EXHIBITS.

       2.1 Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
       3.1         Amended and Restated Articles of Incorporation (2)
       3.2         Amended and Restated Bylaws (3)
       4.0         Form of Certificate of Common Stock (2)
       4.1 Form of Indenture between the Company and Bank One, Columbus, NA as Trustee (2)
       4.2         Form of Note due 2003 (included in Exhibit 4.1) (2)
       4.3         Certificate of Trust of Ocwen Capital Trust I (4)
       4.4         Amended and Restated Declaration of Trust of Ocwen Capital
                   Trust I (4)
       4.5         Form of Capital Security of Ocwen Capital Trust I (5)
       4.6 Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of the Company (4)
       4.7 Form of 10.875% Junior Subordinated Debentures due 2027 of the Company (5)
       4.8 Form of Guarantee of the Company relating to the Capital Securities of Ocwen Capital Trust I (4)
       4.9 Form of Indenture between the Company and The Bank of New York as Trustee (6)
       4.10        Form of Subordinated Debentures due 2005 (6)
       4.11 Form of Indenture between OAC and Norwest Bank Minnesota, National Association, as Trustee thereunder for the 11.5% Redeemable Notes due 2005 (7)
      10.1 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (8)
      10.2         Ocwen Financial Corporation 1998 Annual Incentive Plan (9)
      10.3 Loan Facility Agreement, dated April 23, 1999, among Ocwen Limited, National Westminster Bank plc and Ocwen Financial Corporation (10)
      10.4 Loan Agreement, dated as of April 7, 1998, between OAIC Bush Street, LLC and Salomon Brothers Realty Corp. (11)
      10.5 Loan Agreement, dated as of April 24, 1998, between OAC and Greenwich Financial Products Inc. (12)
      10.6 Amended and Restated Loan Agreement, dated as of June 10, 1998, among, inter alia, OAIC California Partnership, L.P., OAIC California Partnership II, L.P., Salomon Brothers Realty Corp. and LaSalle National Bank (13)

      10.7 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors (14)
      10.8 Second Amendment to Guarantee of Payment, dated as of July 9, 1999, between Salomon Brothers Realty Corp. and Ocwen Partnership, L.P. (14)
      10.9 Indemnity agreement, dated August 24, 1999, among OCN and OAC's Board of directors (14)
      10.10 Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (15)
      10.11 First Amendment to Agreement dated March 30, 2000 between HCT and OAIC (16)
      27.1         Financial Data Schedule for the three
                   months ended June 30, 2000 (filed herewith)
      99.1         Risk factors (17)

(1) Incorporated by reference from the similarly described exhibit included with the Registrant's Current Report on Form 8-K filed with the Commission on July 26, 1999.

(2) Incorporated by reference from the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1 (File No. 333-5153), as amended, declared effective by the Commission on September 25, 1996.

(3) Incorporated by reference from the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(4) Incorporated by reference from the similarly described exhibit filed in connection with the Company's Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the Commission on August 6, 1997.

(5) Incorporated by reference from similarly described exhibit included with Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(6) Incorporated by reference from the similarly described exhibit filed in connection with Amendment No. 2 to Offering Circular on Form OC (on Form S-1) filed on June 7, 1995.

(7) Incorporated by reference from OAC's Registration Statement on Form S-4 (File No. 333-64047), as amended, as declared effective by the Commission on February 12, 1999.

(8) Incorporated by reference from the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-8 ( File No. 333-44999), effective when filed with the Commission on January 28, 1998.

(9) Incorporated by reference from the similarly described exhibit to the Company's Definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Shareholders filed with the Commission on March
         31, 1998.

(10) Incorporated by reference from the similarly described exhibit filed in connection with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

(11) Incorporated by reference from the similarly described exhibit included with the Registrant's current report on Form 8-K filed with the Commission on July 26, 1999.

(12) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

(13) Incorporated by reference from the Current Report on Form 8-K filed by OAC with the Commission on April 23, 1998.

(14) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(15) Incorporated by reference from a similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(16) Incorporated by reference from a similarly described exhibit included with OAC's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(17) Incorporated by reference from a similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

       (b)   REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED JUNE 30, 2000.
             NONE.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        OCWEN FINANCIAL CORPORATION


                                        By: /s/ MARK S. ZEIDMAN
                                           -------------------------------------
                                           Mark S. Zeidman,
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (On behalf of the Registrant and as
                                           its principal financial officer)

Date: August 14, 2000