Form 10-Q
period 2000-09-30
OCWEN FINANCIAL CORP
filed 2000-11-14
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                                       OR

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

Number of shares of Common Stock, $.01 par value, outstanding as of November 11, 2000: 67,152,363 shares

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q


                                    I N D E X
---------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                                                       Page
                                                                                                     ----
Item 1.  Interim Consolidated Financial Statements (Unaudited).................................        3

         Consolidated Statements of Financial Condition
         at September 30, 2000 and December 31, 1999...........................................        3

         Consolidated Statements of Operations for the three and nine
         months ended September 30, 2000 and 1999..............................................        4

         Consolidated Statements of Comprehensive Income (Loss) for the three and nine
         months ended September 30, 2000 and 1999..............................................        5

         Consolidated Statement of Changes in Stockholders' Equity
         for the nine months ended September 30, 2000..........................................        6

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2000 and 1999..............................................        7

         Notes to Consolidated Financial Statements............................................        9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................................       20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................       66

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................       71

Item 4.  Submission of Matters to a Vote of Security Holders...................................       71

Item 6.  Exhibits and Reports on Form 8-K......................................................       71

Signature......................................................................................       73

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    September 30, 2000     December 31, 1999
                                                                                    ------------------     -----------------
ASSETS:
Cash and amounts due from depository institutions...............................      $        31,055        $       153,459
Interest earning deposits.......................................................               16,422                116,399
Federal funds sold..............................................................              179,000                112,000
Securities available for sale, at fair value:
     Collateralized mortgage obligations (AAA-rated)............................                   --                392,387
     Subordinates, residuals and other securities...............................                   --                195,131
Trading securities, at fair value:
     Collateralized mortgage obligations (AAA-rated)............................              372,541                     --
     Subordinates, residuals and other securities...............................              123,754                     --
Loans available for sale, at lower of cost or market............................               12,323                 45,213
Real estate held for sale.......................................................              160,589                     --
Low-income housing tax credit interests held for sale...........................               75,478                     --
Investment securities...........................................................               13,257                 10,965
Loan portfolio, net.............................................................              115,103                157,408
Discount loan portfolio, net....................................................              701,941                913,229
Match funded loans and securities, net..........................................              123,900                157,794
Investments in low-income housing tax credit interests..........................               68,271                150,989
Investments in unconsolidated entities..........................................               29,803                 37,118
Real estate owned, net..........................................................              169,200                167,506
Investment in real estate.......................................................              151,242                268,241
Premises and equipment, net.....................................................               44,922                 49,038
Income taxes receivable.........................................................               22,827                     --
Deferred tax asset, net.........................................................              131,306                136,920
Excess of purchase price over net assets acquired...............................               10,861                 13,207
Principal, interest and dividends receivable....................................                9,528                 10,024
Escrow advances on loans and loans serviced for others..........................              211,253                162,548
Other assets....................................................................               68,607                 59,737
                                                                                      ---------------        ---------------
                                                                                      $     2,843,183        $     3,309,313
                                                                                      ===============        ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES:
  Deposits......................................................................      $     1,604,640        $     1,842,286
  Securities sold under agreements to repurchase................................                5,692                 47,365
  Bonds-match funded agreements.................................................              114,687                141,515
  Obligations outstanding under lines of credit.................................              135,644                187,866
  Notes, debentures and other interest bearing obligations......................              273,562                317,573
  Accrued interest payable......................................................               37,692                 32,569
  Excess of net assets acquired over purchase price.............................               47,923                 56,841
  Income taxes payable..........................................................                   --                  6,369
  Accrued expenses, payables and other liabilities..............................               30,193                 57,487
                                                                                      ---------------        ---------------
     Total liabilities..........................................................            2,250,033              2,689,871
                                                                                      ---------------        ---------------

Company obligated, mandatorily redeemable securities of subsidiary trust holding
   solely junior subordinated debentures of the Company.........................               99,390                110,000

COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares
     issued and outstanding.....................................................                   --                     --
   Common stock, $.01 par value; 200,000,000 shares authorized; 67,152,363 and
     68,571,575 shares issued and outstanding at September 30, 2000, and
     December 31, 1999, respectively............................................                  672                    686
   Additional paid-in capital...................................................              223,148                232,340
   Retained earnings............................................................              269,825                277,002
   Accumulated other comprehensive income, net of taxes:
     Net unrealized gain on securities available for sale.......................                   --                    163
     Net unrealized foreign currency translation gain (loss) ...................                  115                   (749)
                                                                                      ---------------        ---------------
   Total stockholders' equity...................................................              493,760                509,442
                                                                                      ---------------        ---------------
                                                                                      $     2,843,183        $     3,309,313
                                                                                      ===============        ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          Three Months                       Nine Months
                                                                 ------------------------------     ------------------------------
For the periods ended September 30,                                  2000              1999             2000              1999
--------------------------------------------------------------   ------------      ------------     ------------      ------------
INTEREST INCOME:
  Federal funds sold and repurchase agreements................   $      2,544      $        958     $      5,118      $      6,412
  Securities available for sale...............................         12,831            15,350           42,508            48,199
  Loans available for sale....................................            450             6,233            2,174            25,376
  Investment securities and other.............................            352               502            1,181             1,537
  Loan portfolio..............................................          4,651             3,941           13,956            18,985
  Match funded loans and securities...........................          2,611                --            8,874                --
  Discount loan portfolio.....................................         21,848            29,035           70,021            84,591
                                                                 ------------      ------------     ------------      ------------
                                                                       45,287            56,019          143,832           185,100
                                                                 ------------      ------------     ------------      ------------
INTEREST EXPENSE:
  Deposits....................................................         25,852            24,779           75,330            75,166
  Securities sold under agreements to repurchase..............          2,761             2,120           10,685             5,891
  Bonds-match funded agreements...............................          2,948                --            9,095                --
  Obligations outstanding under lines of credit...............          4,371             3,101           11,783            12,219
  Notes, debentures and other interest bearing obligations....          8,501             6,787           26,598            20,147
                                                                 ------------      ------------     ------------      ------------
                                                                       44,433            36,787          133,491           113,423
                                                                 ------------      ------------     ------------      ------------
  Net interest income before provision for loan losses........            854            19,232           10,341            71,677
  Provision for loan losses...................................          6,861               826           12,604             5,188
                                                                 ------------      ------------     ------------      ------------
  Net interest (loss) income after provision for loan losses..         (6,007)           18,406           (2,263)           66,489
                                                                 ------------      ------------     ------------      ------------

NON-INTEREST INCOME:
  Servicing fees and other charges............................         22,517            19,584           63,647            56,764
  Gain on interest earning assets, net........................          1,453               442           17,717            43,585
  Unrealized loss on trading securities.......................         (2,406)               --           (2,406)               --
  Impairment charges on securities available for sale.........             --           (19,211)         (11,597)          (48,080)
  (Loss) gain on real estate owned, net.......................         (4,621)           (1,508)         (14,634)            1,798
  Net operating gains (losses) on investments in real estate..          9,153            (2,169)          22,769            (1,927)
  Amortization of excess of net assets acquired over purchase
    price.....................................................          2,995                --            8,788                --
  Other income................................................         20,445            65,105           33,431            80,731
                                                                 ------------      ------------     ------------      ------------
                                                                       49,536            62,243          117,715           132,871
                                                                 ------------      ------------     ------------      ------------
NON-INTEREST EXPENSE:
  Compensation and employee benefits..........................         22,134            29,451           61,114            80,991
  Occupancy and equipment.....................................          3,141             4,331            9,356            15,053
  Technology and communication costs..........................          6,003             4,275           16,698            14,818
  Loan expenses...............................................          3,583             3,992           10,500            10,773
  Net operating losses on investments in certain low-income
    housing tax credit interests..............................          3,691             1,094            6,030             4,558
  Amortization of excess of purchase price over net assets
    acquired..................................................            778               284            2,346               771
  Other operating expenses....................................          5,370             8,701           18,574            25,312
                                                                 ------------      ------------     ------------      ------------
                                                                       44,700            52,128          124,618           152,276
                                                                 ------------      ------------     ------------      ------------
Distributions on Company-obligated, mandatory redeemable
    securities of subsidiary trust holding solely junior
    subordinated debentures...................................          2,730             3,400            8,842            10,196
Equity in losses of investments in unconsolidated entities....            893             4,768            4,965             9,483
                                                                 ------------      ------------     ------------      ------------
(Loss) income before income taxes and extraordinary gain......         (4,794)           20,353          (22,973)           27,405
Income tax benefit (expense)..................................          1,486            (8,199)           7,122            (9,595)
Minority interest in net loss of consolidated subsidiary......             --               369               --               497
                                                                 ------------      ------------     ------------      ------------

(Loss) income before extraordinary gain.......................         (3,308)           12,523          (15,851)           18,307
Extraordinary gain on repurchase of debt, net of taxes........          2,628               253            8,674               253
                                                                 ------------      ------------     ------------      ------------
Net (loss) income.............................................   $       (680)     $     12,776     $     (7,177)     $     18,560
                                                                 ============      ============     ============      ============

(LOSS) EARNINGS PER SHARE:
  Basic:
    Net (loss) income before extraordinary gain...............   $      (0.05)     $       0.21     $      (0.24)     $       0.30
    Extraordinary gain........................................           0.04               --              0.13              0.01
                                                                 ------------      -----------      ------------      ------------
    Net (loss) income.........................................   $      (0.01)     $       0.21     $      (0.11)     $       0.31
                                                                 ============      ============     ============      ============

  Diluted:
    Net (loss) income before extraordinary gain...............   $      (0.05)     $       0.21     $      (0.24)     $       0.30
    Extraordinary gain........................................           0.04               --              0.13              0.01
                                                                 ------------      -----------      ------------      ------------
    Net (loss) income.........................................   $      (0.01)     $       0.21     $      (0.11)     $       0.31
                                                                 ============      ============     ============      ============

Weighted average common shares outstanding:
  Basic.......................................................     67,152,363        60,427,623       67,519,428        60,652,865
                                                                 ============      ============     ============      ============

  Diluted.....................................................     67,152,363        60,460,314       67,519,428        60,691,416
                                                                 ============      ============     ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN THOUSANDS)

                                                                  Three Months                        Nine Months
                                                         -----------------------------       ----------------------------
For the periods ended September 30,                          2000              1999             2000              1999
-----------------------------------------------------    ------------      -----------       ------------     -----------
Net (loss) income....................................    $      (680)      $    12,776       $    (7,177)     $    18,560
                                                         ------------      -----------       -----------      -----------
Other comprehensive (loss) income, net of taxes:
  Change in unrealized (loss) gain on securities
    available for sale arising during the period (1).             --            (7,308)               --           (8,805)
  Less: Reclassification adjustment..................          1,295            (1,673)             (163)          (4,286)
                                                         -----------       -----------       -----------      -----------
  Net change in unrealized loss on securities
    available for sale (2)...........................          1,295            (8,981)             (163)         (13,091)
                                                         ------------      -----------       -----------      -----------


  Change in unrealized foreign currency translation
    adjustment arising during the period (3).........            491              (117)              864             (375)
                                                         -----------       -----------       -----------      -----------
  Less: Reclassification adjustment for losses on
    foreign currency translation included in net
    income...........................................             --             1,184                --            1,184
                                                         -----------       -----------       -----------      -----------
  Net change in unrealized foreign currency
    translation loss.................................            491             1,067               864              809
                                                         -----------       -----------       -----------      -----------

  Other comprehensive (loss) income..................          1,786            (7,914)              701          (12,282)
                                                         ------------      -----------       -----------      -----------

Comprehensive (loss) income..........................    $     1,106       $     4,862       $    (6,476)     $    (6,278)
                                                         ============      ===========       ===========      ===========

Disclosure of reclassification adjustment:
  Unrealized holding losses (gains) arising during
    the period on securities sold or impaired........    $     2,955       $   (32,871)      $     9,499      $    32,621
  Add: Adjustment for realized gains (losses) and
    impairment charges on securities available for
    sale included in net income (loss)...............         (1,660)           31,198            (9,662)          28,335
                                                         -----------       -----------       -----------      -----------

  Net reclassification  adjustment for gains (losses)
    recognized in other comprehensive income (loss)
    in prior years (4)(5)............................    $     1,295       $    (1,673)      $      (163)     $    (4,286)
                                                         ===========       ===========       ===========      ===========

(1) Net of tax benefit (expense) of $3,464 and $4,893 for the three and nine months ended September 30, 1999, respectively.

(2) Net of a tax (expense) benefit of $(950) and $4,404 for the three months ended September 30, 2000 and 1999, respectively, and $123 and $7,300 for the nine months ended September 30, 2000 and 1999, respectively.

(3) Net of tax (expense) benefit of $(274) and $63 for the three months ended September 30, 2000 and 1999, respectively, and $(475) and $202 for the nine months ended September 30, 2000 and 1999, respectively.

(4) Net of tax (expense) benefit of $(950) and $(940) for the three months ended September 30, 2000 and 1999, respectively, and $123 and $(2,407) for the nine months ended September 30, 2000 and 1999, respectively.

(5) Includes the adjustment related to the reclassification of securities available for sale to trading securities.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)

                                                                                                       Accumulated
                                                                                                          Other
                                                     Common Stock          Additional                 Comprehensive
                                             --------------------------      Paid-in     Retained     Income (Loss),
                                                 Shares          Amount      Capital     Earnings      Net of Taxes      Total
                                             -------------      -------    -----------   ---------     ------------    ----------

Balances at December 31, 1999.............      68,571,575      $   686    $   232,340   $ 277,002      $     (586)    $  509,442
Net loss..................................              --           --             --      (7,177)             --         (7,177)
Repurchase and retirement of
 common stock.............................      (1,427,747)         (14)        (9,233)         --              --         (9,247)
Change in directors' stock plan...........           8,535           --             41          --              --             41
Other comprehensive income, net of taxes:
   Change in unrealized gain (loss) on
      securities available for sale.......              --           --             --          --            (163)          (163)
   Change in unrealized foreign currency
      translation loss....................              --           --             --          --             864            864
                                             -------------      -------    -----------   ---------      ----------     ----------

Balances at September 30, 2000............      67,152,363      $   672    $   223,148   $ 269,825      $      115     $  493,760
                                             =============      =======    ===========   =========      ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

For the nine months ended September 30,                                                               2000             1999
-----------------------------------------------------------------------------------------------    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income..............................................................................    $    (7,177)     $    18,560
Adjustments to reconcile net (loss) income to net cash used by operating activities:
  Net cash provided by trading activities......................................................             --           39,264
  Proceeds from sales of loans available for sale..............................................         22,219          557,865
  Purchases of loans available for sale........................................................             --          (54,303)
  Origination of loans available for sale......................................................             --         (715,962)
  Principal payments received on loans available for sale......................................          4,304           24,142
  Premium amortization on securities, net......................................................         12,108           18,462
  Depreciation and amortization................................................................          3,885            6,264
  Provision for loan losses....................................................................         12,604            5,188
  Provision for real estate owned..............................................................         24,556           21,334
  Gain on sale of Ocwen UK.....................................................................             --          (50,431)
  Gain on interest-earning assets, net.........................................................        (17,717)         (43,585)
  Unrealized loss on trading securities........................................................          2,406               --
  Impairment charges on securities available for sale..........................................         11,597           48,080
  Extraordinary gain on repurchase of long-term debt...........................................        (12,572)            (389)
  Gain on sale of low-income housing tax credit interests......................................           (261)          (5,542)
  Loss on low-income housing tax credits held for sale.........................................          3,062               --
  Gain on real estate owned, net...............................................................        (16,793)         (29,591)
  Gain on sale of investment in real estate held for sale......................................        (20,925)          (1,465)
  Gain on sale of real estate held for investment..............................................           (643)            (297)
  Equity in losses of unconsolidated entities..................................................          4,965            9,483
  Decrease in principal, interest and dividends receivable.....................................            496            5,389
  (Increase) decrease in income taxes receivable...............................................        (22,827)          19,849
  Decrease in income taxes payable.............................................................         (6,369)              --
  (Decrease) increase in deferred tax asset....................................................          5,491          (31,573)
  Increase in escrow advances..................................................................        (48,705)         (38,948)
  Decrease in other assets, net................................................................        (19,191)          (8,702)
  (Decrease) increase in accrued expenses, interest payable and other liabilities..............        (25,971)          18,814
                                                                                                   -----------      -----------
Net cash used by operating activities..........................................................        (91,458)        (187,822)
                                                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale.........................................        550,121              633
  Purchase of securities available for sale....................................................       (891,269)        (549,175)
  Maturities of and principal payments received on securities available for sale...............        416,004          413,568
  Proceeds from the sale of Ocwen UK...........................................................             --          122,101
  Acquisition of Federal Home Loan Bank stock..................................................         (2,432)              --
  Principal payments received on match funded loans............................................         21,204               --
  Increase in low-income housing tax credit investments........................................        (24,702)         (13,720)
  Proceeds from sales of low-income housing tax credit interests...............................         22,587               --
  Proceeds from sales of discount loans, net...................................................        153,123          259,371
  Proceeds from sale of real estate held for sale..............................................         80,758               --
  Proceeds from sale of real estate held for investment........................................          3,623               --
  Proceeds from sales of loans held for investment.............................................          8,894           26,218
  Proceeds from sale of premises and equipment.................................................             46               --
  Purchase and originations of loans held for investment, net of undisbursed loan funds........        (41,030)         (19,665)
  Purchase of discount loans, net..............................................................       (162,599)        (437,106)
  Decrease in investment in unconsolidated entities............................................            490               --
  Increase in real estate held for investment..................................................        (98,903)           21,306
  Principal payments received on loans held for investment.....................................         73,388           94,589
  Increase in real estate held for sale........................................................         (3,905)              --
  Principal payments received on discount loans, net...........................................        117,987          130,401
  Proceeds from sale of real estate owned......................................................        130,670          192,821
  Purchase of real estate owned in connection with discount loan purchases.....................         (8,580)         (37,848)
  Acquisition of subsidiaries..................................................................             --           (5,196)
  Additions to premises and equipment..........................................................         (2,789)         (20,561)
                                                                                                   -----------      -----------
Net cash provided by investing activities......................................................        342,686          177,737
                                                                                                   -----------      -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

For the nine months ended September 30,                                                               2000             1999
-----------------------------------------------------------------------------------------------    -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in deposits.........................................................................    $  (237,646)     $  (393,851)
  (Decrease) increase in securities sold under agreements to repurchase........................        (41,673)          70,554
  Repayment of obligations under lines of credit, net..........................................        (52,222)         152,668
  Payments on bonds-match funded agreements....................................................        (24,556)              --
  Repurchase of Capital Securities.............................................................         (4,979)              --
  Repurchases of  notes and subordinate debentures.............................................        (36,537)          (2,655)
  Repurchase of common stock...................................................................         (8,996)          (5,302)
                                                                                                   -----------      -----------
Net cash used by financing activities..........................................................       (406,609)        (178,586)
                                                                                                   -----------      -----------

Net decrease in cash and cash equivalents......................................................       (155,381)        (188,671)
Cash and cash equivalents at beginning of period...............................................        381,858          445,179
                                                                                                   -----------      -----------
Cash and cash equivalents at end of period.....................................................    $   226,477      $   256,508
                                                                                                   ===========      ===========

RECONCILIATION OF CASH AND CASH EQUIVALENTS AT END OF PERIOD:
  Cash and amounts due from depository institutions............................................    $    31,055      $    94,517
  Interest-earning deposits....................................................................         16,422          161,991
  Federal funds sold and repurchase agreements.................................................        179,000               --
                                                                                                   -----------      -----------
                                                                                                   $   226,477      $   256,508
                                                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest.....................................................................................    $   128,369      $    83,024
                                                                                                   ===========      ===========
  Income taxes.................................................................................    $    18,837      $       575
                                                                                                   ===========      ===========

Supplemental schedule of non-cash investing and financing activities:
  Real estate owned acquired through foreclosure...............................................    $   120,329      $   120,591
                                                                                                   ===========      ===========
  Exchange of discount loans and loans available for sale for securities.......................    $        --      $   758,032
                                                                                                   ===========      ===========
  Reclassification of properties from investment in real estate to real estate held for sale...    $   218,514      $        --
                                                                                                   ===========      ===========
  Exchange of note receivable for real estate held for sale....................................    $    19,000      $        --
                                                                                                   ===========      ===========
  Reclassification of securities available for sale to trading securities......................    $   496,295      $        --
                                                                                                   ===========      ===========

  Reclassification of investments in low-income housing tax credit interests to low-income
   housing tax credits held for sale...........................................................    $    75,478      $        --
                                                                                                   ===========      ===========

Acquisition of businesses:
  Fair value of assets acquired................................................................    $        --      $     5,304
  Liabilities assumed..........................................................................             --             (101)
                                                                                                   -----------      -----------
  Cash paid....................................................................................             --            5,203
  Less cash acquired...........................................................................             --               (7)
                                                                                                   -----------      -----------
  Net cash paid for assets acquired............................................................    $        --      $     5,196
                                                                                                   ===========      ===========

Sale of subsidiary:
  Fair values of assets sold...................................................................    $        --      $   413,121
  Liabilities..................................................................................             --         (345,327)
  Cash sold....................................................................................             --            3,936
  Gain on sale.................................................................................             --           50,371
                                                                                                   -----------      -----------
                                                                                                   $        --      $   122,101
                                                                                                   ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


NOTE 1: BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The Company's consolidated financial statements include the accounts of Ocwen Financial Corporation ("OCN" or the "Company") and its subsidiaries. The Company owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank"), Investors Mortgage Insurance Holding Company ("IMI"), Ocwen Technology Xchange, Inc. ("OTX") and Ocwen Asset Investment Corp. ("OAC"). The Company acquired OAC on October 7, 1999. The Company's consolidated financial statements include OAC and its subsidiaries as of that date. The Company also owns 99.58% of Ocwen Financial Services, Inc. ("OFS"), with the remaining 0.42% owned by the shareholders of Admiral Home Loan. The Company sold its investment in its foreign subsidiary, Ocwen UK plc ("Ocwen UK"), on September 30, 1999. Ocwen UK's results of operations for 1999 have been included in the consolidated statements of operations through that date. All significant intercompany transactions and balances have been eliminated in consolidation.

         The Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision ("OTS").

         In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at September 30, 2000 and December 31, 1999, the results of its operations for the three and nine months ended September 30, 2000 and 1999, its comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999, its changes in stockholders' equity for the nine months ended September 30, 2000 and its cash flows for the nine months ended September 30, 2000 and 1999. The results of operations and other data for the three and nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2000. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the September 30, 2000 presentation.

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


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS IN REAL ESTATE

         In conjunction with its commercial loan acquisition and resolution activities, the Company acquired certain acquisition, development and construction loans in which the Company participated in the residual profits of the underlying real estate and the borrower had not contributed substantial equity to the project. As such, the Company accounted for these loans under the equity method of accounting as though it had made an investment in a real estate limited partnership.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

REAL ESTATE HELD FOR SALE

         Real estate held for sale is reported at the lower of the carrying amount or fair value less cost to sell. Real estate is classified as held for sale when the Company has committed to a plan to sell the assets, and depreciation is discontinued. Gains and losses on the sale of real estate held for sale are included as a component of income.

SECURITIES

         Securities are reported on the Statement of Financial Condition at fair value. Fair value is determined within a range based on third party dealer quotations, where available, and internal values, subject to an internal review process.

         On September 30, 2000 the Company changed its accounting policy for securities available for sale and match funded securities to account for these securities as trading. For these securities, changes in fair value are reported in income in the period of change. Previously, the Company accounted for its securities as available for sale, for which the unrealized gains and losses for these securities were reported as a separate component of accumulated other comprehensive income in stockholder's equity.

LOW-INCOME HOUSING TAX CREDIT INTERESTS HELD FOR SALE

         Low-income housing tax credit interests held for sale are reported at the lower of cost or fair value less costs to sell. Investments in low-income housing tax credit interests are classified as held for sale when the Company has committed to a plan to sell the interests. Gains and losses on the sale of investments in low-income housing tax credit interests are included in other income.


NOTE 3:  CURRENT ACCOUNTING PRONOUNCEMENTS

RECENT ACCOUNTING STANDARDS

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, "SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; accordingly, the Company is required to adopt SFAS No. 133 on January 1, 2001.

         SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.

         o For fair-value hedging transactions in which the Company is hedging changes in fair value of an asset, liability or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value.

         o For cash-flow hedging transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.

         o For hedge transactions of net investments in foreign operations, changes in fair value of the derivative instrument will be recorded in the cumulative translation adjustment account within equity.

         The ineffective portion of all hedges will be recognized in current period earnings.

         For other derivative instruments used by the Company for risk management purposes which do not meet the hedge accounting criteria and, therefore, do not qualify for hedge accounting, these derivative instruments will be accounted for at fair

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

value with changes in fair value recorded in the income statement.

         Had the Company adopted SFAS No. 133 on October 1, 2000, the Company estimates that it would have recorded, net of tax, a cumulative effect adjustment of $468 gain in accumulated other comprehensive income to recognize at fair value all derivative instruments that will be designated as cash-flow hedging instruments. The Company further estimates that it also would have recorded, net of tax, a cumulative effect adjustment of $235 gain in earnings to recognize at fair value all derivative instruments that will be designated as hedges of net investments in foreign operations. At September 30, 2000, the Company did not have any derivative instruments that would be designated as fair value hedges.

         During September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. It revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, however, it carries over most of SFAS 125's provisions without reconsideration. The Company does not expect that SFAS No. 140 will have a material impact on the Company's financial position or results of operations.

         SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes.


NOTE 4: COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

         In August 1997, the Ocwen Capital Trust ("OCT") issued $125,000 of 10.875% Capital Securities (the "Capital Securities"). Proceeds from the issuance of the Capital Securities were invested in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. During 1999, OCT repurchased $15,000 of its Capital Securities in the open market, resulting in extraordinary gains of $5,548 ($4,570 net of taxes). During the nine months ended September 30, 2000, OCT repurchased $10,610 of its Capital Securities in the open market, resulting in extraordinary gains of $4,499 ($3,104 net of taxes).

         Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1,000 per Capital Security. Payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, are guaranteed by the Company to the extent OCT has funds available. If the Company does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Accumulated distributions payable on the Capital Securities amounted to $1,801 and $4,815 at September 30, 2000 and December 31, 1999, respectively, and are included in accrued interest payable.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

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

         In connection with the issuance of the Capital Securities, the Company incurred certain costs which have been capitalized and are being amortized over the term of the Capital Securities. The unamortized balance of these issuance costs amounted to $3,551 and $4,041 at September, 2000 and December 31, 1999, respectively, and is included in other assets.


NOTE 5: TRADING SECURITIES

         As discussed in Note 2 above, the Company changed its policy for securities available for sale and match funded securities to account for them as trading securities. The Company believes that this treatment more appropriately reflects the impact on its results of operations arising from changes in the value of these securities. In connection with this change, securities available for sale are now classified as trading securities. As a result, net unrealized losses as of September 30, 2000 of $2,406 have been included in earnings.


NOTE 6: LOW-INCOME HOUSING TAX CREDIT INTERESTS HELD FOR SALE

         On September 1, 2000 the Company entered into a transaction to sell twenty-one of its low-income housing tax credit properties, together with the related tax credits. Although this transaction resulted in the transfer of tax credits and operating results for these properties to the purchaser, it did not qualify as a sale for accounting purposes under the criteria established in SFAS no. 66 "Accounting for Sales of Real Estate," primarily due to the amount of cash received at signing, as well as to certain contingencies with respect to potential repurchase requirements. As a result, the Company has reclassified these properties as "held for sale" and has valued them at the lower of cost or fair value less disposal costs. The Company recorded a charge to earnings of $3,026 reflecting the expected net loss to be incurred upon completion of this transaction, currently projected to occur on April 1, 2001, when the cash receipts will meet sale treatment criteria and expiration of repurchase contingencies is projected to occur.


NOTE 7: DERIVATIVE FINANCIAL INSTRUMENTS

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

         In certain instances, although the instruments are economic hedges of the underlying risks, they do not meet the hedge accounting criteria. In these instances, the gain or loss on the derivative financial instrument is included in earnings.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


INTEREST RATE MANAGEMENT

         In managing its interest rate risk, the Company enters into interest rate swaps ("interest swaps"). The terms of the outstanding interest swaps at September 30, 2000 and December 31, 1999, respectively, are as follows:

                                Notional             LIBOR
        Maturity                 Amount              Index             Fixed Rate        Floating Rate         Fair Value
-------------------------  ------------------  ------------------  ------------------  ------------------  ------------------
SEPTEMBER 30, 2000:
April 2001...........         $     59,000          1-Month                6.00%              6.62%           $        251
                              ============                                                                    ============

DECEMBER 31, 1999:
April 2001...........         $     75,000          1-Month                6.00%              6.48%           $        482
April 2001...........               17,000          1-Month                6.00               6.48                     108
April 2002...........                8,780          1-Month                6.04               6.46                     129
January 2003.........              100,000          1-Month                5.75               6.46                   2,983
                              ------------                                                                    ------------
                              $    200,780                                                                    $      3,702
                              ============                                                                    ============

         During the nine months ended September 30, 2000, the Company terminated certain interest rate swaps for which the underlying borrowing had been repaid. The unrealized gain on the date of termination was $144 and is included in the Statement of Operations.

         The Company has purchased amortizing Caps and Floors to hedge its interest rate exposure relating to its match funded loans and securities. The terms of the outstanding Caps and Floors at September 30, 2000 and December 31, 1999 are as follows:

                                Notional
                                 Amount              Maturity              Index          Strike Rate      Fair Value
                          --------------------  ------------------  -------------------  -------------  ----------------
SEPTEMBER 30, 2000:
Caps.................           $     145,883     October 2003         LIBOR 1-Month           7.00%       $        821
Floors...............           $      38,772     October 2003          CMT 2-Year             4.35                  54
                                                                                                           ------------
                                                                                                           $        875
                                                                                                           ============

DECEMBER 31, 1999:

Caps.................           $     159,211     October 2003         LIBOR 1-Month           7.00%       $      2,289
Floors...............           $      41,899     October 2003          CMT 2-Year             4.35                  47
                                                                                                           ------------
                                                                                                           $      2,336
                                                                                                           ============

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


         The Company also manages its interest rate risk by purchasing European swaptions and put options and U.S. Treasury and U.S. Agency futures contracts to hedge anticipated future fundings related to low-income housing tax credit projects. During the fourth quarter of 1999, these financial instruments ceased to qualify for hedge accounting and subsequent gains or losses are included in earnings. The following table sets forth the terms and values of these financial instruments at September 30, 2000 and December 31, 1999, respectively:

                                                                      Notional                           Strike
                                                                       Amount          Maturity        Rate/Price     Fair Value
                                                                    -----------     ---------------    ----------    -----------
SEPTEMBER 30, 2000:
European 10-year swaptions.......................................   $     6,000          March 2001        6.78%     $       136
                                                                          4,000       November 2000        7.45                3
                                                                          2,300        October 2000        7.40               --
                                                                          2,200       November 2000        7.85               --
                                                                    -----------                                      -----------
                                                                    $    14,500                                      $       139
                                                                    ===========                                      ===========

U.S. 10-year Agency futures......................................   $     5,800       December 2000    $  93.91      $       (33)
                                                                    ===========                                      ===========

DECEMBER 31, 1999:
European 10-year swaptions.......................................   $     7,500          March 2000        6.78%     $       282
                                                                          5,800            May 2000        6.72              264
                                                                          2,800       February 2000        7.20               34
                                                                          2,300           June 2000        7.11               63
                                                                    -----------                                      -----------
                                                                    $    18,400                                      $       643
                                                                    ===========                                      ===========

European 10-year put options, U.S. Treasury 4.75% due 11/05/08...   $     2,500          March 2000    $  91.45      $        83
                                                                    ===========                                      ===========

U.S. 2-year Treasury futures.....................................   $    12,000          March 2000    $  99.82      $        62
U.S. 10-year Treasury futures....................................         7,000          March 2000    $  97.52      $       116
                                                                    -----------                                      -----------
                                                                    $    19,000                                      $       178
                                                                    ===========                                      ===========

FOREIGN CURRENCY MANAGEMENT

         The Company enters into foreign currency derivatives to hedge its equity investment in Kensington Group plc ("Kensington"), its investments in foreign subsidiaries which own residual interests backed by residential loans originated in the UK ("UK residuals") and in the shopping center located in Halifax, Nova Scotia (the "Nova Scotia Shopping Center"). It is the Company's policy to periodically adjust the amount of foreign currency derivative contracts it has entered into in response to changes in its recorded investments in these assets. The following table sets forth the terms and values of these foreign currency financial instruments at September 30, 2000 and December 31, 1999:

                                                               Notional Amount
                                                      ---------------------------------   Contract    Unamortized
                                      Maturity             Pay               Receive        Rate        Discount      Fair Value
                                  ----------------    --------------      -------------   --------    -----------     ----------
SEPTEMBER 30, 2000:
Currency forward................  February 2003       (pound) 27,500      $      43,546    1.5835      $      855      $   2,469
                                                      ==============      =============                ==========      =========

DECEMBER 31, 1999:
Currency forward................  February 2003       (pound) 27,500      $      43,546    1.5835      $    1,119      $    (976)
                                                      ==============      =============                ==========      =========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                  Notional         Strike
                                            Position         Maturity              Amount           Rate          Fair Value
                                            --------      --------------       ---------------     -------        ----------
SEPTEMBER 30, 2000:
Canadian Dollar currency futures...........   Short        December 2000       C$      32,500       .6744         $      271

British Pound currency futures.............   Short        December 2000       (pound) 11,000      1.4380               (429)
                                              Long         December 2000       (pound)  7,313      1.4197                419
                                                                                                                  ----------
                                                                                                                  $      261
                                                                                                                  ==========
DECEMBER 31, 1999:
Canadian Dollar currency futures...........   Short        March 2000          C$      22,100       .6786         $     (300)
                                              Short        March 2000          C$       1,600       .6800                (20)

British Pound currency futures.............   Long         March 2000          (pound)  3,750      1.6018                 65
                                              Short        March 2000          (pound) 15,875      1.6225                 56
                                                                                                                  ----------
                                                                                                                  $     (199)
                                                                                                                  ==========

NOTE 8: REGULATORY REQUIREMENTS

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At September 30, 2000, the minimum regulatory capital requirements were:

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

         At September 30, 2000, the Bank was "well capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be categorized as "well capitalized," the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the following table. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since September 30, 2000 that management believes have changed the institution's category.

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

         As a result of its most recent examination, the Bank was required to submit a written plan to the OTS by October 16, 2000 to address issues raised by the agency under Part 570 of the rules and regulations. Under the plan, the Bank will take certain actions regarding its operations with respect to asset reviews and the management of interest rate risk exposure and will

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

have periodic reporting obligations to the OTS. In addition, as part of the plan, the Bank submitted a business plan and budget outlining the Bank's operations through 2003. The business plan submitted reflects proposed changes in the Bank's deposit gathering strategies and potential future sources of revenue as the Bank continues its shift away from capital-intensive businesses into fee-based sources of income. On November 9, 2000 the OTS requested the Bank to supply additional information regarding the plan.

         The following table summarizes the Bank's actual and required regulatory capital at September 30, 2000.

                                                                                                   To Be Well
                                                                                                   Capitalized       Committed
                                                                        Minimum For Capital  For Prompt Corrective    Capital
                                                        Actual           Adequacy Purposes      Action Provisions   Requirements
                                                -----------------------  ------------------  ---------------------  ------------
                                                  Ratio       Amount      Ratio     Amount     Ratio      Amount       Ratio
                                                ----------  -----------  -------  ---------  ---------  ----------  ------------
Stockholders' equity, and ratio to total assets    12.58%   $   267,106
Non-includable subsidiary......................                  (7,388)
Acquired real estate...........................                  (1,075)
Disallowed deferred tax assets.................                 (21,720)
Disallowed servicing assets....................                  (1,869)
                                                            -----------
Tangible capital, and ratio to adjusted total
   assets......................................    11.23%   $   235,054   1.50%   $  31,397
                                                            ===========           =========
Tier 1 (core) capital, and ratio to adjusted
   total assets................................    11.23%   $   235,054   4.00%   $  83,726      5.00%  $ 104,658        9.00%
                                                            ===========           =========             =========

Tier 1 capital, and ratio to risk-weighted
   assets......................................    14.61%   $   235,054                          6.00%  $  96,520
                                                            ===========                                 =========
Allowance for loan and lease losses............                  20,134
Qualifying subordinated debentures.............                  53,600
                                                            -----------
Tier 2 capital.................................                  73,734
                                                            -----------
Land loans in excess of 80% of loan to value
   ratio.......................................                    (768)
                                                            -----------
Total risk-based capital, and ratio to risk-
   weighted assets.............................    19.15%   $   308,020   8.00%    $ 128,693    10.00%   $ 160,866      13.00%
                                                            ===========            =========             =========

Total regulatory assets........................             $2,123,977
                                                            ==========
Adjusted total assets..........................             $2,093,161
                                                            ==========
Risk-weighted assets...........................             $1,608,664
                                                            ==========

         The OTS amended its capital distribution regulation effective April 1, 1999. Under the revised regulation, the Bank is required to file a notice with the OTS at least 30 days prior to making a capital distribution unless (a) it is not eligible for expedited treatment under the OTS application processing regulations, (b) the total amount of the Bank's capital distributions (including the proposed distribution) for the calendar year exceeds the Bank's net income for the year to date plus retained net income for the previous two years, (c) the Bank would not be "adequately capitalized" following the proposed distribution or (d) the proposed distribution would violate any applicable statute, regulation, or agreement between the Bank and the OTS, or a condition imposed upon the Bank by an OTS-approved application or notice. If one of these four criteria is present, the Bank is required to file an application with the OTS at least 30 days prior to making the proposed capital distribution. The OTS may deny the Bank's application or disapprove its notice if the OTS determines that (a) the Bank will be "under capitalized," "significantly under capitalized" or "critically under capitalized," as defined in the OTS capital regulations, following the capital distribution, (b) the proposed capital distribution raises safety and soundness concerns or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation or agreement between the Bank and the OTS or a condition imposed on the Bank in an application or notice approved by the OTS. The new rule also amends the definition of "capital distribution" to include any payment to repurchase, redeem, retire, or otherwise acquire debt instruments included in total risk-based capital.

         In addition to these OTS regulations governing capital distributions, the indenture governing the 12% subordinated debentures (the "Debentures") due 2005 and issued by the Bank on June 12, 1995 in the original amount of $100,000, limits the declaration or payment of dividends and the purchase or redemption of common or preferred stock in the aggregate to the sum of

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

50% of consolidated net income and 100% of all capital contributions and proceeds from the issuance or sale (other than to a subsidiary) of common stock, since the date the Debentures were issued.


NOTE 9: BUSINESS SEGMENT REPORTING

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

                                                              Net Interest  Non-Interest  Non-Interest   Net (Loss)       Total
                                                                 Income        Income        Expense       Income        Assets
                                                              ------------  ------------  ------------  ------------  -------------
AT OR FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000:
----------------------------------------------------
Single family residential discount loans...............         $   6,681     $   3,215    $   3,128      $   4,157     $  474,199
Commercial loans.......................................               269         2,870        4,567         (3,887)       741,292
Domestic residential mortgage loan servicing...........            (2,253)       20,218       14,725          2,008        173,546
Investment in low-income housing tax credits...........            (2,828)          376        4,840         (2,500)       183,012
OTX....................................................              (162)          574        9,695         (5,756)        19,568
Commercial real estate.................................            (5,130)       21,213          779          9,489        204,192
UK operations..........................................              (247)           --          149           (798)        25,923
Domestic subprime single family residential lending....              (307)       (6,866)         621         (4,832)       142,883
Unsecured collections..................................                (9)          608        2,340         (2,235)        11,708
Ocwen Realty Advisors (1)..............................                --         2,485        2,955           (291)         1,327
Corporate items and other..............................             4,840         4,843          901          3,965        865,533
                                                                ---------     ---------    ---------      ---------     ----------
                                                                $     854     $  49,536    $  44,700      $    (680)    $2,843,183
                                                                =========     =========    =========      =========     ==========

AT OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000:
---------------------------------------------------
Single family residential discount loans...............         $  20,284     $   7,558    $   9,153      $  11,624     $  474,199
Commercial loans.......................................             6,053        10,450       12,178         (2,437)       741,292
Domestic residential mortgage loan servicing...........            (2,908)       59,401       43,162          8,242        173,546
Investment in low-income housing tax credits...........            (8,406)        1,674        9,379         (1,308)       183,012
OTX....................................................              (539)        1,462       25,926        (15,502)        19,568
Commercial real estate.................................           (15,290)       36,995        2,030         12,199        204,192
UK operations..........................................              (801)           --          213         (3,730)        25,923
Domestic subprime single family residential lending....               689       (19,942)       1,295        (12,740)       142,883
Unsecured collections..................................               (92)          693        6,615         (6,598)        11,708
Ocwen Realty Advisors (1)..............................                --        10,185       10,188             (2)         1,327
Corporate items and other..............................            11,351         9,239        4,479          3,075        865,533
                                                                ---------     ---------    ---------      ---------     ----------
                                                                $  10,341     $ 117,715    $ 124,618      $  (7,177)    $2,843,183
                                                                =========     =========    =========      =========     ==========

(1) Non-interest income for the three and nine months ended September 30, 2000 included $1,589 and $3,695, respectively, of intercompany revenues which have been eliminated in consolidation.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                              Net Interest  Non-Interest  Non-Interest   Net (Loss)       Total
                                                                 Income        Income        Expense       Income        Assets
                                                              ------------  ------------  ------------  ------------  -------------
AT OR FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999:
----------------------------------------------------
Single family residential discount loans...............         $   6,664     $  (5,061)   $   7,444      $  (4,154)   $   499,681
Commercial loans.......................................             8,923           (86)      11,648         (2,185)       840,564
Domestic residential mortgage loan servicing...........             1,219        14,848       12,841          2,000        131,052
Investment in low-income housing tax credits...........            (2,600)        5,061        4,125          4,163        219,718
OTX....................................................                --           821        4,910         (2,535)         7,728
Commercial real estate.................................                --           766          702             39            (17)
UK operations..........................................             8,869        60,532       16,294         30,049         42,024
Domestic subprime single family residential lending....             1,751       (16,647)       2,186        (10,217)       146,985
Unsecured collections..................................               180            --        1,617         (1,027)        15,330
Ocwen Realty Advisors .................................                --            --           --             --             --
Corporate items and other..............................            (5,774)        2,009       (9,639)        (3,357)       912,359
                                                                ---------     ---------    ---------      ---------    -----------
                                                                $  19,232     $  62,243    $  52,128      $  12,776    $ 2,815,424
                                                                =========     =========    =========      =========    ===========

AT OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
---------------------------------------------------
Single family residential discount loans...............         $  18,915     $  (9,193)   $  17,621      $  (9,472)    $  499,681
Commercial loans.......................................            29,917        15,575       27,616          8,043        840,564
Domestic residential mortgage loan servicing...........             3,755        42,361       33,066          8,091        131,052
Investment in low-income housing tax credits...........            (8,033)        7,909       11,511          6,612        219,718
OTX....................................................                --         1,527       11,977         (6,479)         7,728
Commercial real estate.................................                --         2,352        2,014            209            (17)
UK operations..........................................            29,982        85,157       46,157         39,005         42,024
Domestic subprime single family residential lending....            12,167       (19,536)      11,907        (11,454)       146,985
Unsecured collections..................................               342            --        4,366         (2,492)        15,330
Ocwen Realty Advisors .................................                --            --           --             --             --
Corporate items and other..............................           (15,368)        6,719      (13,959)       (13,503)       912,359
                                                                ---------     ---------    ---------      ---------     ----------
                                                                $  71,677     $ 132,871    $ 152,276      $  18,560     $2,815,424
                                                                =========     =========    =========      =========     ==========

NOTE 10: COMMITMENTS AND CONTINGENCIES

         At September 30, 2000, the Company had commitments of $13,866 to fund construction loans (including loans accounted for as investments in real estate) secured by multi-family and commercial properties. In addition, the Company, through the Bank, had commitments under outstanding letters of credit in the amount of $17,946. The Company, through its investment in subordinated securities and subprime residuals, which had a carrying value of $123,754 at September 30, 2000, supports senior classes of securities. At September 30, 2000 the Company had $7,463 outstanding in guarantees to third parties related to debt obligations and lease commitments of its subsidiaries.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

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

         On June 3, 1999, Walton Street Capital, L.L.C. ("Walton") filed suit against OAC and Ocwen Partnership, L.P. ("OPLP") in the Circuit Court of Cook County, Illinois. Walton has alleged that OAC committed an anticipatory breach of contract with respect to the proposed sale by OAC of all of its interest in its commercial mortgage-backed securities portfolio to Walton. Walton has claimed damages in an amount in excess of $20,000. As of October 20, 2000, both Walton and OAC have filed motions for Summary Judgement. OAC believes this suit is without merit and continues to vigorously defend against the same. Discovery has been suspended pending the adjudication of the motions.

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

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


GENERAL

         The Company's primary businesses are the servicing and resolution of subperforming and nonperforming residential and commercial mortgage loans, as well as the related development of loan servicing technology, software and business-to-business e-commerce solutions for the mortgage and real estate industries.

         The Company is a registered savings and loan holding company subject to regulation by the OTS. The Bank is subject to regulation by the OTS, as its chartering authority, and by the Federal Deposit Insurance Corporation (the "FDIC") as a result of its membership in the Savings Association Insurance Fund administered by the FDIC, which insures the Banks' deposits up to the maximum extent permitted by law. The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System and is currently a member of the Federal Home Loan Bank ("FHLB") of New York, one the 12 regional banks which comprise the FHLB System.

         The following discussion of the Company's consolidated financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 herein (which is incorporated herein by reference).


RECENT DEVELOPMENTS

         On November 1, 2000, the Company sold its remaining San Francisco office building (225 Bush Street) for $143,500 realizing net proceeds of approximately $60,300 and a gain of $100. See "Changes in Financial Condition - Real Estate Help for Sale."

         The Company intends to sell its entire minority interest in Kensington Group plc during the fourth quarter of 2000. This sale is subject to a number of uncertainties, but it is the Company's expectation that it will realize a gain upon its completion.

         On November 14, 2000 OAC announced a tender offer and consent solicitation with respect to all its outstanding 11.5% notes, at a price of $840 per $1,000 principal amount, plus accrued and unpaid interest. The offer and solicitation will expire on December 12, 2000 unless otherwise extended. The primary purpose of the tender offer is to acquire all of the outstanding 11.5% notes and eliminate the interest expense associated with the notes. The primary purpose of the consent solicitation is to eliminate substantially all of the covenants and events of default, other than those related to payment of the notes, thereby affording the Company additional financial and operational flexibility. If consummated, the Company projects that it will recognize extraordinary gains on the retirement of debt during the fourth quarter of 2000 although the amount is dependent upon the quantity of notes purchased by the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------

SELECTED CONSOLIDATED FINANCIAL INFORMATION                              September 30,      December 31,      Increase
                                                                             2000               1999         (Decrease)
                                                                        --------------     -------------    ------------
BALANCE SHEET DATA
Total assets.....................................................       $    2,843,183     $   3,309,313       (14)%
Securities available for sale, at fair value:
  Collateralized mortgage obligations (AAA-rated)................                   --           392,387      (100)
  Subordinates, residuals and other securities...................                   --           195,131      (100)
Trading securities, at fair value:
  Collateralized mortgage obligations (AAA-rated)................              372,541                --        --
  Subordinates, residuals and other securities...................              123,754                --        --
Loans available for sale, at lower of cost or market.............               12,323            45,213       (73)
Real estate held for sale........................................              160,589                --        --
Low-income housing tax credits held for sale.....................               75,478                --        --
Loan portfolio, net..............................................              115,103           157,408       (27)
Discount loan portfolio, net.....................................              701,941           913,229       (23)
Match funded loans and securities, net...........................              123,900           157,794       (21)
Investment in low-income housing tax credit interests............               68,271           150,989       (55)
Investment in unconsolidated entities............................               29,803            37,118       (20)
Real estate owned, net...........................................              169,200           167,506         1
Total liabilities................................................            2,250,033         2,689,871       (16)
Deposits.........................................................            1,604,460         1,842,286       (13)
Securities sold under agreements to repurchase...................                5,692            47,365       (88)
Bonds-match funded agreements....................................              114,687           141,515       (19)
Obligations outstanding under lines of credit....................              135,644           187,866       (28)
Notes, debentures and other interest bearing obligations.........              273,562           317,573       (14)
Capital Securities...............................................               99,390           110,000       (10)
Stockholders' equity.............................................              493,760           509,442        (3)

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------

                                                                            At or for the Three Months Ended September 30,
                                                                      ----------------------------------------------------------
                                                                                                                   Increase
                                                                             2000                1999             (Decrease)
                                                                      -------------------  -----------------  ------------------
OPERATIONS DATA
Net interest income..............................................       $          854       $       19,232           (96)%
Provision for loan losses........................................                6,861                  826           731
Non-interest income..............................................               49,536               62,243           (20)
Non-interest expense.............................................               44,700               52,128           (14)
Distributions on Capital Securities..............................                2,730                3,400           (20)
Equity in losses of investment in unconsolidated entities........                  893                4,768           (81)
Income tax benefit (expense).....................................                1,486               (8,199)         (118)
Extraordinary gain on repurchase of debt, net of taxes...........                2,628                  253           939
Net (loss) income................................................                 (680)              12,776          (105)

PER COMMON SHARE
Net (loss) income:
   Basic.........................................................       $         (0.01)     $          0.21         (105)%
   Diluted.......................................................                 (0.01)                0.21         (105)
Stock price:
   High..........................................................       $          6.88      $          8.25          (17)%
   Low...........................................................                  5.44                 6.00           (9)
   Close.........................................................                  5.88                 6.19           (5)
   Repurchase of common stock (1)................................                    --                 7.68         (100)

KEY RATIOS
Annualized return on average assets  ............................                 (0.09)%               1.67%        (105)%
Annualized return on average equity  ............................                 (0.55)               11.93         (105)
Efficiency ratio (2)   ..........................................                 90.31                67.96           33
Core (leverage) capital ratio....................................                 11.23                10.00           12
Risk-based capital ratio.........................................                 19.15                18.37            4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------

                                                                             At or for the Nine Months Ended September 30,
                                                                      ----------------------------------------------------------
                                                                                                                   Increase
                                                                             2000                1999             (Decrease)
                                                                      -------------------  -----------------  ------------------
OPERATIONS DATA
Net interest income..............................................       $       10,341       $       71,677           (86)%
Provision for loan losses........................................               12,604                5,188           143
Non-interest income..............................................              117,715              132,871           (11)
Non-interest expense.............................................              124,618              152,276           (18)
Distributions on Capital Securities..............................                8,842               10,196           (13)
Equity in losses of investment in unconsolidated entities........                4,965                9,483           (48)
Income tax benefit (expense).....................................                7,122               (9,595)         (174)
Extraordinary gain on repurchase of debt, net of taxes...........                8,674                  253         3,328
Net (loss) income................................................               (7,177)              18,560          (139)

PER COMMON SHARE
Net loss:
   Basic.........................................................       $        (0.11)      $         0.31          (135)%
   Diluted.......................................................                (0.11)                0.31          (135)
Stock price:
   High..........................................................       $         9.25       $        12.31           (25)%
   Low...........................................................                 5.25                 6.00           (13)
   Close.........................................................                 5.88                 6.19            (5)
   Average repurchase of common stock (1)........................                 6.48                 7.68           (16)

KEY RATIOS
Annualized return on average assets  ............................                (0.29)%               0.79%         (137)%
Annualized return on average equity  ............................                (1.94)                5.71          (134)
Efficiency ratio (2)   ..........................................               101.24                78.06            30
Core (leverage) capital ratio....................................                11.23                10.00            12
Risk-based capital ratio.........................................                19.15                18.37             4

(1) The Company repurchased 1,388,300 shares of its common stock during the first quarter of 2000.

(2) The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses, non-interest income and equity in losses of investment in unconsolidated entities.

RESULTS OF OPERATIONS: THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

         GENERAL. The Company recorded a net loss of $(680), or $(0.01) per share, for the third quarter of 2000, as compared to net income of $12,776, or $0.21 per share, for the third quarter of 1999. There were a number of key factors and transactions that contributed to the results for the third quarter of 2000 as compared to the third quarter of 1999, including: the sale of Ocwen UK in September 1999 for a gain of $50,431; the acquisition of OAC in October 1999; gains of $16,776 from the sales of two office buildings in San Francisco during the third quarter of 2000; a decline in impairment charges from $19,211 during the third quarter of 1999 to $0 for the third quarter of 2000; unrealized trading losses of $2,406 during the third quarter of 2000 as a result of the Company's decision to change its accounting policy for securities available for sale and match funded securities to account for them as trading securities effective September 30, 2000; an increase in net losses incurred by OTX from $(2,535) in the third quarter of 1999 to $(5,756) in the third quarter of 2000, reflecting the Company's ongoing commitment to the development of this business; and an increase in extraordinary gains on repurchases of debt, net of tax, from $253 during the third quarter of 1999 to $2,628 during the third quarter of 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         SEGMENT PROFITABILITY. The following table presents the after tax contribution by business segment to the Company's net (loss) income for the years indicated:

                                                         Three Months                                    Nine Months
                                       ----------------------------------------------    -----------------------------------------
                                                                           Favorable                                    Favorable
For the periods ended September 30,        2000              1999        (Unfavorable)      2000           1999       (Unfavorable)
-----------------------------------    -----------       -----------      -----------    -----------    -----------    -----------
Single family residential discount
  loans...........................     $     4,157       $    (4,154)     $     8,311    $    11,624    $    (9,472)   $    21,096
Commercial loans..................          (3,887)           (2,185)          (1,702)        (2,437)         8,043        (10,480)
Domestic residential mortgage loan
  servicing.......................           2,008             2,000                8          8,242          8,091            151
Investment in low-income housing
  tax credits.....................          (2,500)            4,163           (6,663)        (1,308)         6,612         (7,920)
OTX...............................          (5,756)           (2,535)          (3,221)       (15,502)        (6,479)        (9,023)
Commercial real estate............           9,489                39            9,450         12,199            209         11,990
UK operations.....................            (798)           30,049          (30,847)        (3,730)        39,005        (42,735)
Domestic subprime single family
  residential lending.............          (4,832)          (10,217)           5,385        (12,740)       (11,454)        (1,286)
Unsecured collections.............          (2,235)           (1,027)          (1,208)        (6,598)        (2,492)        (4,106)
Ocwen Realty Advisors.............            (291)               --             (291)            (2)            --             (2)
Corporate items and other.........           3,965            (3,357)           7,322          3,075        (13,503)        16,578
                                       -----------       -----------      -----------    -----------    -----------    -----------
                                       $      (680)      $    12,776      $   (13,456)   $    (7,177)   $    18,560    $   (25,737)
                                       ===========       ===========      ===========    ===========    ===========    ===========

         The following is a discussion of the contribution by business segment to the Company's net income (loss) for the periods indicated.

o Single Family Residential Discount Loans. Results for three and nine months ended September 30, 2000 included gains of $2,303 and $14,567, respectively, from the sale of loans. This compares to securitization gains of $22,763 for the nine months ended September 30, 1999 (none during the third quarter). Impairment charges on residential subordinate securities amounted to $26,977 for the nine months ended September 30, 1999, including $4,078 for the third quarter. Net unrealized trading gains on residential subordinate securities amounted to $4,143 for the third quarter of 2000. Losses from the sale and operation of real estate owned amounted to $2,824 and $19,359 for the three and nine months ended September 30, 2000, respectively, as compared to $1,027 and $5,548 for the three and nine months ended September 30, 1999, respectively. The results for the three and nine months ended September 30, 2000 also reflect declines of $796 and $7,437, respectively, in the provision for loan losses, as compared to the same periods in the prior year. See "Results of Operations - Non-Interest Income."

o Commercial Loans. The results for the three and nine months ended September 30, 2000 reflect declines of $1,833 and $7,698, respectively, in gains from the sale and operation of real estate owned as compared to the same periods of 1999. Additional interest received in connection with the repayment of loans held in the loan portfolio amounted to $6,084 during the nine months ended September 30, 1999. Equity in earnings related to certain loans which are accounted for as investments in real estate amounted to $4,723 and $9,267 during the three and nine months ended September 30, 2000, respectively. The results for the three and nine months ended September 30, 2000 also reflect increases in the provision for loan losses of $4,139 and $3,235, respectively, primarily related to discount loans.

o Domestic Residential Mortgage Loan Servicing. Domestic residential servicing fees and other charges amounted to $20,286 and $59,439 for the three and nine months ended September 30, 2000, respectively, as compared to $14,731 and $42,229 for the three and nine months ended September 30, 1999, respectively. The increase in servicing fees reflects an increase in the average balance of loans serviced for others. See "Results of Operations - Non-Interest Income."

o Investment in Low-Income Housing Tax Credits. See "Changes in Financial Condition - Investment in Low-Income Housing Tax Credit Interests."

o UK Operations. The Company sold its investment in Ocwen UK on September 30, 1999 for a gain of $50,431. Losses for 2000 relate to the Company's 38.7% equity investment in Kensington. See "Results of Operations - Equity in Losses of Investments in Unconsolidated Entities."

o OTX. The increase in net losses incurred by OTX reflects the Company's ongoing commitment to the development of its technology business.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


o Commercial Real Estate. Results for the three and nine months ended September 30, 2000 included gains of $16,776 and $20,891, respectively, from the sale of real estate properties held for sale. Results for the three and nine months ended September 30, 2000 also included $4,178 and $13,243, respectively, of net operating gains on investments in real estate. These real estate properties were acquired in connection with the acquisition of OAC in October 1999. See "Results of Operations - Non-Interest Income."

o Domestic Subprime Single Family Residential Lending. Results for the three and nine months ended September 30, 1999 included $15,133 and $20,883, respectively, of impairment charges on subprime residual securities, as compared to $0 and $10,930 for the three and nine months ended September 30, 2000, respectively. The results for 2000 also included $6,657 of net unrealized trading losses on subprime residual securities during the third quarter. The Company closed its domestic subprime origination business, which had been conducted primarily through OFS, in 1999.

o Unsecured Collections. Unsecured collections is primarily comprised of activities related to the Company's charged-off unsecured credit card receivables which were acquired at a discount. Collections of unsecured credit card receivables are accounted for under the cost recovery method. Results for the three and nine months ended September 30, 2000 included provisions for loan losses of $1,863 and $4,630, respectively, as compared to $219 and $(5) for the three and nine months ended September 30, 1999.

o Ocwen Realty Advisors. Ocwen Realty Advisors ("ORA"), a new activity in 2000, provides collateral valuation services for residential and commercial properties.

         See Note 9 to the Consolidated Financial Statements, included in Item 1 herein (which is incorporated herein by reference), for additional information related to the Company's operating segments.

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

                                                                              Three Months Ended September 30,
                                                      -----------------------------------------------------------------------------
                                                                       2000                                    1999
                                                      -------------------------------------   -------------------------------------
                                                                     Interest      Average                   Interest      Average
                                                       Average       Income/        Yield/     Average       Income/        Yield/
                                                       Balance       Expense         Rate      Balance       Expense         Rate
                                                      ----------     ---------    ---------   ----------    ----------    ---------
AVERAGE ASSETS:
Federal funds sold and repurchase agreements.......   $  140,534     $   2,544       7.24%    $   74,761     $     958        5.13%
Securities available for sale (1)..................      629,088        12,831       8.16        652,527        15,350        9.41
Loans available for sale (2).......................       28,564           450       6.30        235,136         6,233       10.60
Investment securities and other....................       27,476           352       5.12         29,407           502        6.83
Loan portfolio (2).................................      145,546         4,651      12.78        138,360         3,941       11.39
Match funded loans and securities..................      138,619         2,611       7.53             --            --          --
Discount loan portfolio............................      790,051        21,848      11.06      1,000,273        29,035       11.61
                                                      ----------     ---------                ----------     ---------
   Total interest earning assets...................    1,899,878        45,287       9.53      2,130,464        56,019       10.52
                                                                     ---------                               ---------
Non-interest earning cash..........................       35,100                                 120,069
Allowance for loan losses..........................      (27,756)                                (26,466)
Low-income housing tax credit interests............      143,930                                 184,855
Investment in unconsolidated entities..............       30,279                                  78,280
Real estate owned, net.............................      179,666                                 179,585
Investment in real estate..........................      160,029                                  17,579
Real estate held for sale..........................      195,545                                      --
Escrow advances on loans and loans serviced for
  others...........................................      200,578                                 145,552
Other assets.......................................      277,224                                 237,316
                                                      ----------                              ----------
   Total assets....................................   $3,094,473                              $3,067,234
                                                      ==========                              ==========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing demand deposits...................   $   13,349     $     157       4.70%    $   25,441     $     286        4.50%
Savings deposits...................................        1,404             8       2.28          1,593            10        2.51
Certificates of deposit............................    1,573,785        25,687       6.53      1,610,378        24,483        6.08
                                                      ----------     ---------                ----------     ---------
   Total interest-bearing deposits.................    1,588,538        25,852       6.51      1,637,412        24,779        6.05
Securities sold under agreements to repurchase.....      159,335         2,761       6.93        139,039         2,120        6.10
Bonds-match funded agreements......................      118,437         2,948       9.96             --            --          --
Obligations outstanding under lines of credit......      178,121         4,371       9.82        200,942         3,101        6.17
Notes, debentures and other........................      280,231         8,501      12.13        226,952         6,787       11.96
                                                      ----------     ---------                ----------     ---------
   Total interest-bearing liabilities..............    2,324,662        44,433       7.65      2,204,345        36,787        6.68
                                                                     ---------                               ---------
Non-interest bearing deposits......................        7,281                                  18,251
Escrow deposits....................................       62,079                                 222,865
Excess of net assets acquired over purchase price..       49,900                                      --
Other liabilities..................................       59,667                                  68,363
                                                      ----------                              ----------
   Total liabilities...............................    2,503,589                               2,513,824
Capital Securities.................................      100,422                                 125,000
Stockholders' equity...............................      490,462                                 428,410
                                                      ----------                              ----------
   Total liabilities and stockholders' equity......   $3,094,473                              $3,067,234
                                                      ==========                              ==========
Net interest income................................                  $     854                               $  19,232
                                                                     =========                               =========
Net interest spread................................                                  1.88%                                    3.84%
Net interest margin................................                                  0.18%                                    3.61%
Ratio of interest-earning assets to
  interest-bearing liabilities.....................           82%                                     97%

(1) Excludes effect of unrealized gains or losses on securities available for sale.

(2) The average balances of loans available for sale and the loan portfolio include non-performing loans, interest on which is recognized on a cash basis.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------

                                                                              Nine Months Ended September 30,
                                                      -----------------------------------------------------------------------------
                                                                       2000                                    1999
                                                      -------------------------------------   -------------------------------------
                                                                     Interest      Average                   Interest      Average
                                                       Average       Income/        Yield/     Average       Income/        Yield/
                                                       Balance       Expense         Rate      Balance       Expense         Rate
                                                      ----------     ---------    ---------   ----------    ----------    ---------
AVERAGE ASSETS:
Federal funds sold and repurchase agreements.......   $  104,976     $   5,118       6.50%    $  177,971     $   6,412        4.80%
Securities available for sale (1)..................      715,121        42,508       7.93        584,488        48,199       11.00
Loans available for sale (2).......................       37,112         2,174       7.81        297,093        25,376       11.39
Investment securities and other....................       25,817         1,181       6.10         33,893         1,537        6.05
Loan portfolio (2).................................      156,882        13,956      11.86        176,147        18,985       14.37
Match funded loans and securities..................      147,479         8,874       8.02             --            --          --
Discount loan portfolio............................      871,808        70,021      10.71        973,941        84,591       11.58
                                                      ----------     ---------                ----------     ---------
   Total interest earning assets...................    2,059,195       143,832       9.31      2,243,533       185,100       11.00
                                                                     ---------                               ---------
Non-interest earning cash..........................       47,707                                  77,684
Allowance for loan losses..........................      (27,511)                                (26,589)
Low-income housing tax credit interests............      147,111                                 167,605
Investment in unconsolidated entities..............       32,666                                  82,820
Real estate owned, net.............................      181,699                                 196,840
Investment in real estate..........................      224,354                                  33,267
Real estate held for sale..........................      130,722                                      --
Escrow advances on loans and loans serviced for
  others...........................................      187,222                                 126,133
Other assets.......................................      282,590                                 249,978
                                                      ----------                              ----------
   Total assets....................................   $3,265,755                              $3,151,271
                                                      ==========                              ==========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing demand deposits...................   $    9,677     $     410       5.65%    $   43,586     $   1,178        3.60%
Savings deposits...................................        1,520            28       2.46          1,565            28        2.39
Certificates of deposit............................    1,569,044        74,892       6.36      1,626,920        73,960        6.06
                                                      ----------     ---------                ----------     ---------
   Total interest-bearing deposits.................    1,580,241        75,330       6.36      1,672,071        75,166        5.99
Securities sold under agreements to repurchase.....      220,843        10,685       6.45        120,721         5,891        6.51
Bonds-match funded agreements......................      127,771         9,095       9.49             --            --          --
Obligations outstanding under lines of credit......      181,001        11,783       8.68        262,051        12,219        6.22
Notes, debentures and other........................      292,556        26,598      12.12        224,528        20,147       11.96
                                                      ----------     ---------                ----------     ---------
   Total interest-bearing liabilities..............    2,402,412       133,491       7.41      2,279,371       113,423        6.63
                                                                     ---------                               ---------
Non-interest bearing deposits......................        7,318                                  17,849
Escrow deposits....................................      131,672                                 211,000
Excess of net assets acquired over purchase price..       52,837                                      --
Other liabilities..................................       71,297                                  84,488
                                                      ----------                              ----------
   Total liabilities...............................    2,665,536                               2,592,708
Capital Securities.................................      106,329                                 125,000
Stockholders' equity...............................      493,890                                 433,563
                                                      ----------                              ----------
   Total liabilities and stockholders' equity......   $3,265,755                              $3,151,271
                                                      ==========                              ==========
Net interest income................................                  $  10,341                               $  71,677
                                                                     =========                               =========
Net interest spread................................                                  1.90%                                    4.37%
Net interest margin................................                                  0.67%                                    4.28%
Ratio of interest-earning assets to
  interest-bearing liabilities.....................           86%                                     98%

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

                                                               Three Months                              Nine Months
                                                  --------------------------------------    --------------------------------------
                                                              2000 vs. 1999                             2000 vs. 1999
                                                  --------------------------------------    --------------------------------------
                                                        Increase (Decrease) Due To                Increase (Decrease) Due To
                                                  --------------------------------------    --------------------------------------
For the periods ended September 30,                 Rate         Volume         Total         Rate         Volume         Total
-----------------------------------------------   ----------   ----------     ----------    ----------   ----------     ----------
Interest-Earning Assets:
Federal funds sold and repurchase
   agreements..................................   $      506   $    1,080     $    1,586    $    1,835   $   (3,129)    $   (1,294)
Securities available for sale..................       (1,983)        (536)        (2,519)       (8,688)       2,997         (5,691)
Loans available for sale.......................       (1,827)      (3,956)        (5,783)       (2,753)     (20,449)       (23,202)
Investment securities and other................         (119)         (31)          (150)            5         (361)          (356)
Loan portfolio.................................          498          212            710        (1,883)      (3,146)        (5,029)
Match funded loans and securities..............           --        2,611          2,611            --        8,874          8,874
Discount loan portfolio........................       (1,320)      (5,867)        (7,187)       (3,090)     (11,480)       (14,570)
                                                  ----------   ----------     ----------    ----------   ----------     ----------
   Total interest-earning assets...............       (4,245)      (6,487)       (10,732)      (14,574)     (26,694)       (41,268)
                                                  ----------   ----------     ----------    ----------   ----------     ----------
Interest-Bearing Liabilities:
Interest-bearing demand deposits...............           13         (142)          (129)          229         (997)          (768)
Savings deposits...............................           (1)          (1)            (2)           --           --             --
Certificates of deposit........................        1,770         (566)         1,204         2,137       (1,205)           932
                                                  ----------   ----------     ----------    ----------   ----------     ----------
   Total interest-bearing deposits.............        1,782         (709)         1,073         2,366       (2,202)           164
Securities sold under agreements to
   repurchase..................................          310          331            641           (19)       4,813          4,794
Bonds-match funded agreements..................           --        2,948          2,948            --        9,095          9,095
Obligations outstanding under lines of credit..        1,600         (393)         1,207         2,311       (2,747)          (436)
Notes, debentures and other interest-bearing
   obligations.................................          164        1,613          1,777           103        6,348          6,451
                                                  ----------   ----------     ----------    ----------   ----------     ----------
     Total interest-bearing liabilities........        3,856        3,790          7,646         4,761       15,307         20,068
                                                  ----------   ----------     ----------    ----------   ----------     ----------
                                                  $   (8,101)  $  (10,277)    $  (18,378)   $  (19,335)  $  (42,001)    $  (61,336)
                                                  ==========   ==========     ==========    ==========   ==========     ==========

         The Company's net interest income before provision for loan losses of $854 for the three months ended September 30, 2000 decreased $18,378 or 96% as compared to the same period in the prior year. The decrease was due to a decrease in average interest-earning assets, an increase in average interest-bearing liabilities and a decrease in the net interest spread. Average interest-earning assets decreased by $230,586 or 12% during the three months ended September 30, 2000 and reduced interest income by $6,487. Average interest-bearing liabilities increased by $120,317 or 5% during the three months ended September 30, 2000 and increased interest expense by $3,790. The impact of these volume changes resulted in a $10,277 decrease in net interest income. The net interest spread decreased 196 basis points as a result of a 99 basis-point decrease in the weighted average rate on interest-earning assets and a 97 basis-point increase in the weighted average rate on interest-bearing liabilities. The impact of these rate changes resulted in a $8,101 decrease in net interest income. The sale of Ocwen UK, which had a net interest spread for the three months ended September 30, 1999 of 8.28%, contributed to the overall decline in the net interest spread. Additionally, the average balance of non-interest earning assets that are largely funded by interest bearing liabilities has increased during 2000, primarily due to an increase in real estate assets resulting from the acquisition of OAC and increase in escrow advances resulting from the growth of the domestic loan servicing business.

         The Company's net interest income before provision for loan losses of $10,341 for the nine months ended September 30, 2000 decreased $61,336 or 86% as compared to the same period in the prior year. The decrease was due to a decrease in average interest-earning assets, an increase in average interest-bearing liabilities, and a decrease in the net interest spread. Average interest-earning assets decreased by $184,338 or 8% during the nine months ended September 30, 2000 and reduced interest income by $26,694. Average interest-bearing liabilities increased by $123,041 or 5% during the nine months ended September 30, 2000 and increased interest expense by $15,307. The impact of these volume changes resulted in a $42,001 decrease in net interest income. The net interest spread decreased 247 basis points during the nine months ended September 30, 2000 as a result of a 169 basis-point decrease in the weighted average rate on interest-earning assets and a 78 basis-point increase in the weighted average rate on interest-bearing liabilities. The impact of these rate changes resulted in a

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


$19,335 decrease in net interest income. The sale of Ocwen UK, which had a net interest spread for the nine months ended September 30, 1999 of 9.70%, contributed to the overall decline in net interest spread.

                                                   Average Balance             Increase         Average Yield        Increase
                                            -----------------------------     (Decrease)    ---------------------    (Decrease)
For the three months ended September 30,        2000             1999             $           2000        1999      Basis Points
----------------------------------------    -------------   -------------    ------------   ---------  ----------   ------------
Federal funds sold and repurchase
  agreements............................    $   140,534      $    74,761     $    65,773       7.24%      5.13%          211
Securities available for sale...........        629,088          652,527         (23,439)      8.16       9.41          (125)
Loans available for sale (1)............         28,564          235,136        (206,572)      6.30      10.60          (430)
Investment securities and other.........         27,476           29,407          (1,931)      5.12       6.83          (171)
Loan portfolio..........................        145,546          138,360           7,186      12.78      11.39           139
Match funded loans and securities.......        138,619               --         138,619       7.53         --           753
Discount loan portfolio.................        790,051        1,000,273        (210,222)     11.06      11.61           (55)
                                            -----------      -----------     -----------
                                            $ 1,899,878      $ 2,130,464     $  (230,586)      9.53      10.52           (99)
                                            ===========      ===========     ===========

                                                   Average Balance             Increase         Average Yield        Increase
                                            -----------------------------     (Decrease)    ---------------------    (Decrease)
For the nine months ended September 30,         2000             1999             $           2000        1999      Basis Points
----------------------------------------    -------------   -------------    ------------   ---------  ----------   ------------
Federal funds sold and repurchase
  agreements............................    $   104,976      $   177,971     $   (72,995)      6.50%      4.80%          170
Securities available for sale...........        715,121          584,488         130,633       7.93      11.00          (307)
Loans available for sale (2)............         37,112          297,093        (259,981)      7.81      11.39          (358)
Investment securities and other.........         25,817           33,893          (8,076)      6.10       6.05             5
Loan portfolio..........................        156,882          176,147         (19,265)     11.86      14.37          (251)
Match funded loans and securities.......        147,479               --         147,479       8.02         --           802
Discount loan portfolio.................        871,808          973,941        (102,133)     10.71      11.58           (87)
                                            -----------      -----------     -----------
                                            $ 2,059,195      $ 2,243,533     $  (184,338)      9.31      11.00          (169)
                                            ===========      ===========     ===========

(1) Includes an average balance of $168,110 with an average yield earned of 11.15% for the three months ended September 30, 1999 related to Ocwen UK.

(2) Includes an average balance of $176,572 with an average yield earned of 12.28% for the nine months ended September 30, 1999 related to Ocwen UK.

         Interest income on federal funds sold and repurchase agreements increased $1,586 or 166% during the three months ended September 30, 2000 as compared to the same period in 1999 due to a $65,773 or 88% increase in the average balance, and a 211 basis-point increase in the average yield. For the nine months ended September 30, 2000 interest income on federal funds sold and repurchase agreements declined $1,294 or 20% as compared to the same period in 1999 primarily due to a $72,995 or 41% decline in the average balance, offset by a 170 basis-point increase in the average yield.

         Interest income on securities available for sale decreased $2,519 or 16% during the three months ended September 30, 2000 as compared to the same period in 1999 as a result of a $23,439 or 4% decrease in the average balance and a 125 basis-point decrease in the weighted average yield earned. For the nine months ended September 30, 2000, interest income on securities available for sale decreased $5,691 or 12% as compared to the same period in 1999 as a result of a 307 basis-point decrease in the weighted average yield earned, offset by a $130,633 or 22% increase in the average balance. As indicated in the tables below, the decrease in the weighted average yield during the three and nine months ended September 30, 2000, as compared to the same periods in 1999, is due primarily to the sale of Ocwen UK and other changes in the composition of the securities available for sale portfolio.

                                                                      Average Balance                       Average Yield
                                                    ---------------------------------------------------  --------------------
For the three months ended September 30,                      2000                      1999               2000       1999
--------------------------------------------------  ------------------------  -------------------------  ---------  ---------
                                                       Amount       Percent      Amount        Percent
                                                    ------------   ---------  ------------    ---------
CMOs (AAA-rated) (1)..............................  $    502,869        80%   $    429,246         66%        6.70%     5.73%
Subordinates, residuals and other securities (2)..       126,219        20         223,281         34        13.98     16.48
                                                    ------------     -----    ------------      -----
                                                         629,088       100%   $    652,527        100%        8.16      9.41
                                                    ============     =====    ============      =====

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------

                                                                      Average Balance                       Average Yield
                                                    ---------------------------------------------------  --------------------
For the nine months ended September 30,                       2000                      1999               2000       1999
--------------------------------------------------  ------------------------  -------------------------  ---------  ---------
                                                       Amount       Percent      Amount        Percent
                                                    ------------   ---------  ------------    ---------
CMOs (AAA-rated) (1)..............................  $    571,486        80%   $    361,089         62%        5.63%     6.46%
Subordinates, residuals and other securities (3)..       143,635        20         223,399         38        19.66     13.75
                                                    ------------     -----    ------------      -----
                                                    $    715,121       100%   $    584,488        100%        7.93     11.00
                                                    ============     =====    ============      =====

(1) Because collateralized mortgage obligations ("CMOs") have less cash flow variability, their average lives and yields to maturity are more stable, and therefore, CMOs are priced to yield less than a less stable class of mortgage-related securities. See "Changes in Financial Condition - Securities Available for Sale."

(2) Includes an average balance of $95,080 with an average yield earned of 19.22% for the three months ended September 30, 1999 related to Ocwen UK.

(3) Includes an average balance of $81,204 with an average yield earned of 24.45% for the nine months ended September 30, 1999 related to Ocwen UK.

         Interest income on loans available for sale decreased $5,783 or 93% during the three months ended September 30, 2000 as compared to the same period in 1999 as a result of a $206,572 or 88% decrease in the average balance and a 430 basis-point decline in the average yield. For the nine months ended September 30, 2000, interest income on loans available for sale decreased $23,202 or 91% as compared to the same period in 1999 as a result of a $259,981 or 88% decrease in the average balance and a 358 basis-point decline in the average yield. The decrease in the average balances and yields reflects the closure of the domestic subprime origination business and the sale of Ocwen UK. See "Changes in Financial Condition - Loans Available for Sale."

         Interest income on the loan portfolio increased by $710 or 18% during the three months ended September 30, 2000 versus the same period in 1999 due to a 139 basis-point increase in the average yield and a $7,186 or 5% increase in the average balance. For the nine months ended September 30, 2000, interest income on the loan portfolio decreased $5,029 or 26% versus the same period in 1999 as a result of a $19,265 or 11% decrease in the average balance and a 251 basis-point decrease in the average yield. The decrease in the average yield is due in part to a decline in the amount of additional interest received in connection with the repayment of loans. Such additional interest amounted to $8 and $97 during the three and nine months ended September 30, 2000, respectively, as compared to $476 and $6,084 for the three and nine months ended September 30, 1999, respectively. During 1999, the Company ceased origination of multi-family and commercial loans. See "Changes in Financial Condition - Loan Portfolio."

         Interest income on match funded loans and securities is comprised of income earned on loans acquired in connection with the acquisition of OAC. These loans were previously securitized by OAC under a securitization accounted for as a financing transaction and on four unrated residual securities transferred by the Company in December 1999 to Ocwen NIM Corp. in exchange for non-recourse notes. See "Changes in Financial Condition - Match Funded Loans and Securities."

         Interest income on discount loans decreased by $7,187 or 25% during the three months ended September 30, 2000 as compared to the same period in 1999 primarily as a result of a $210,222 or 21% decline in the average balance and a 55 basis-point decrease in the average yield. For the nine months ended September 30, 2000, interest income on discount loans decreased by $14,570 or 17% as compared to the same period in 1999 as a result of a $102,133 or 10% decline in the average balance and an 87 basis-point decline in the average yield. See "Changes in Financial Condition - Discount Loans, Net." The yield on the discount loan portfolio is likely to fluctuate from period to period as a result of the timing of resolutions, particularly the resolution of large multi-family residential and commercial real estate loans, and the mix of the overall portfolio between performing and non-performing loans.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------

                                                         Average Balance          Increase         Average Rate          Increase
                                                    -------------------------    (Decrease)   -----------------------   (Decrease)
For the three months ended September 30,                2000          1999           $           2000         1999     Basis Points
--------------------------------------------------  -----------   -----------    ----------   ----------  -----------  ------------
Interest-bearing deposits.........................  $ 1,588,538   $ 1,637,412    $  (48,874)     6.51%         6.05%         46
Securities sold under agreements to repurchase (1)      159,335       139,039        20,296      6.93          6.10          83
Bonds-match funded agreements.....................      118,437            --       118,437      9.96            --         996
Obligations outstanding under lines of credit (2)       178,121       200,942       (22,821)     9.82          6.17         365
Notes, debentures and other.......................      280,231       226,952        53,279     12.13         11.96          17
                                                    -----------   -----------    ----------
                                                    $ 2,324,662   $ 2,204,345    $  120,317      7.65          6.68          97
                                                    ===========   ===========    ==========

                                                         Average Balance          Increase         Average Rate          Increase
                                                    -------------------------    (Decrease)   -----------------------   (Decrease)
For the nine months ended September 30,                 2000          1999           $           2000         1999     Basis Points
--------------------------------------------------  -----------   -----------    ----------   ----------  -----------  ------------
Interest-bearing deposits.........................    1,580,241     1,672,071       (91,830)     6.36%         5.99%         37
Securities sold under agreements to repurchase (3)      220,843       120,721       100,122      6.45          6.51          (6)
Bonds-match funded agreements.....................      127,771            --       127,771      9.49            --         949
Obligations outstanding under lines of credit (4)       181,001       262,051       (81,050)     8.68          6.22         246
Notes, debentures and other.......................      292,556       224,528        68,028     12.12         11.96          16
                                                    -----------   -----------    ----------
                                                    $ 2,402,412   $ 2,279,371    $  123,041      7.41          6.63          78
                                                    ===========   ===========    ==========

(1) Includes an average balance of $35,445 with an average yield of 7.17% for the three months ended September 30, 1999 related to Ocwen UK.

(2) Includes an average balance of $166,816 with an average yield of 5.83%for the three months ended September 30, 1999 related to Ocwen UK.

(3) Includes an average balance of $30,627 with an average yield of 7.64%for the nine months ended September 30, 1999 related to Ocwen UK.

(4) Includes an average balance of $174,393 with an average yield of 6.16% for the nine months ended September 30, 1999 related to Ocwen UK.

         Interest expense on interest-bearing deposits increased $1,073 or 4% during the three months ended September 30, 2000 due to a 46 basis-point increase in the average rate offset in part by a $48,874 or 3% decrease in the average balance. For the nine months ended September 30, 2000, interest expense on interest-bearing deposits increased $164 as compared to the same period in 1999 primarily as a result of a 37 basis-point increase in the average rate, offset by a $91,830 or 5% decrease in the average balance. The increase in the average rates for the above periods was primarily related to certificates of deposit.

         Interest expense on securities sold under agreements to repurchase increased $641 or 30% primarily due to an $20,296 or 15% increase in the average balance. For the nine months ended September 30, 2000, interest expense on securities sold under agreements to repurchase increased $4,794 or 81% as compared to the same period in 1999 primarily as a result of a $100,122 or 83% increase in the average balance. See "Changes in Financial Condition - Securities Sold Under Agreements to Repurchase."

         Interest expense on bonds-match funded agreements is comprised of interest incurred on bonds-match funded agreements acquired as a result of the OAC acquisition and on non-recourse notes which resulted from the Company's transfer of four unrated residual securities in December 1999 to Ocwen NIM Corp in exchange for non-recourse notes. See "Changes in Financial Condition - Bonds
- Match Funded Agreements."

         Interest expense on obligations outstanding under lines of credit increased $1,270 or 41% during the three months ended September 30, 2000 as compared to the same period in 1999 due to a 365 basis-point increase in the weighted average interest rate offset in part by a $22,821 or 11% decrease in the average balance. For the nine months ended September 30, 2000, interest expense on obligations outstanding under lines of credit decreased $436 or 4% as compared to the same period in 1999 as a result of a $81,050 or 31% decrease in the average balance, offset by a 246 basis-point increase in the average rate. During the nine months ended September 30, 1999, lines of credit were used primarily to fund the acquisition and origination of subprime single family loans at OFS and Ocwen UK. The net decreases in the average balances reflects the

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


closure of the domestic subprime origination business and the sale of Ocwen UK, offset by the assumption of lines as a result of the acquisition of OAC. The OAC lines are primarily collateralized by investments in real estate. See "Changes in Financial Condition - Obligations Outstanding Under Lines of Credit."

         Interest expense on notes, debentures and other increased $1,777 or 26% during the three months ended September 30, 2000 primarily due to a $53,279 or 23% increase in the average balance. For the nine months ended September 30, 2000, interest expense on notes, debentures and other increased $6,451 or 32% as compared to the same period in 1999 primarily as a result of a $68,028 or 30% increase in the average balance. The increases in the average balances is primarily due to the assumption of $140,487 of 11.5% Redeemable Notes as a result of the OAC acquisition, offset by the Company's repurchases of debt during 1999 and 2000. See "Changes in Financial Condition - Notes, Debentures and Other."

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

         The following table presents the provisions for loan losses by the discount loan, loan portfolio and match funded loans for the periods indicated.

                                                       Three Months                        Nine Months
                                               ----------------------------         ---------------------------
For the periods ended September 30,               2000              1999               2000             1999
-----------------------------------------      ----------        ----------         ----------       ----------
  Discount loan portfolio................      $    5,989        $    1,209         $   13,209       $    4,618
  Loan portfolio.........................             938              (383)              (477)             570
  Match funded loans.....................             (66)               --               (128)              --
                                               ----------        ----------         ----------       ----------
                                               $    6,861        $      826         $   12,604       $    5,188
                                               ==========        ==========         ==========       ==========

         The increase in the provision for loan losses is primarily attributed to detailed asset reviews of commercial loans and an increase in the allowance for losses on unsecured credit card receivables.

         The following table sets forth the allowance for loan losses as a percentage of the respective loan balances at the dates indicated.

                                               September 30, 2000                        September 30, 1999
                                     ---------------------------------------  --------------------------------------
                                                      Loan       Allowance                     Loan       Allowance
                                      Allowance      Balance       as a %       Allowance     Balance       as a %
                                    -----------   ------------  ------------  -----------   -----------  -----------
Discount loan portfolio.........    $    23,047   $   724,988       3.18%     $    20,322   $   994,794      2.04%
Loan portfolio..................          4,871       119,974       4.06            5,491       132,517      4.14
Match funded loans..............            367        87,721       0.42               --            --        --
                                    -----------   -----------                 -----------   -----------
                                    $    28,285   $   932,683       3.03      $    25,813   $ 1,127,311      2.29%
                                    ===========   ===========                 ===========   ===========

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

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         NON-INTEREST INCOME. The following table sets forth the principal components of the Company's non-interest income during the periods indicated.

                                                                      Three Months                    Nine Months
                                                               --------------------------     --------------------------
For the periods ended September 30,                               2000            1999           2000            1999
--------------------------------------------------------       -----------    -----------     -----------     ----------
Servicing fees and other charges........................      $     22,517    $    19,584     $    63,647     $   56,764
Gain on interest-earning assets, net....................             1,453            442          17,717         43,585
Unrealized loss on trading securities...................            (2,406)            --          (2,406)            --
Impairment charges on securities available for sale.....                --        (19,211)        (11,597)       (48,080)
(Loss) gain on real estate owned, net...................            (4,621)        (1,508)        (14,634)         1,798
Net operating gains (loss) on investments in real estate             9,153         (2,169)         22,769         (1,927)
Amortization of excess of net assets acquired over
   purchase price.......................................             2,995             --           8,788             --
Other income............................................            20,445         65,105          33,431         80,731
                                                               -----------    -----------     -----------     ----------
Total...................................................       $    49,536    $    62,243     $   117,715     $  132,871
                                                               ===========    ===========     ===========     ==========

         Servicing fees and other charges are primarily comprised of fees from investors for servicing mortgage loans. Excluding Ocwen UK, servicing fees and other charges for the three and nine months ended September 30, 1999 increased $6,529 and $16,574, respectively. Excluding Ocwen UK, the average unpaid principal balance of loans serviced for others amounted to $10,627,495 and $10,750,711 during the three and nine months ended September 30, 2000, respectively, as compared to $10,477,469 and $9,763,100 for the three and nine months ended September 30, 1999, respectively. Also contributing to the increase in servicing fees and other charges during 2000 was an increase in interest earned on custodial accounts during the holding period between collection of borrower payments and remittance to investors, an increase in late charges on residential loans and an increase in other miscellaneous servicing related fees. Servicing fees for the three and nine months ended September 30, 2000 included $2,663 and $8,657 respectively, of special servicing fees as compared to $3,466 and $8,663 for the three and nine months ended September 30, 1999, respectively. The Company began entering into special servicing arrangements in 1998 wherein the Company acts as a special servicer for third parties, typically as part of a securitization. Under these arrangements, the Company services loans that become greater than 90 days past due and receives incentive fees to the extent certain loss mitigation parameters are achieved.

         The following table sets forth the Company's loans serviced for others at September 30, 2000.

                                      Discount Loans           Subprime Loans            Other Loans                 Total
                                  ----------------------   ----------------------   ---------------------   -----------------------
                                                No. of                   No. of                  No. of                     No. of
                                    Amount       Loans       Amount       Loans       Amount      Loans        Amount        Loans
                                  -----------  ---------   -----------  ---------   ----------  ---------   ------------  ---------
Loans securitized...............  $   905,100     14,848   $   800,544      8,177   $       --         --   $  1,705,644     23,025
Loans serviced for third parties      813,171     14,362     7,164,323     89,144      972,969        497      8,950,463    104,003
                                  -----------  ---------   -----------  ---------   ----------  ---------   ------------  ---------
                                  $ 1,718,271     29,210   $ 7,964,867     97,321   $  972,969        497   $ 10,656,107    127,028
                                  ===========  =========   ===========  =========   ==========  =========   ============  =========

         For the nine months ended September 30, 2000, net gains on interest-earning assets of $17,717 were primarily comprised of $14,567 of gains from the sale of 1,912 single family residential discount loans with an aggregate unpaid principal balance of $155,079, and a $2,768 gain on the sale of a commercial subordinate security. For the nine months ended September 30, 1999, net gains on interest-earning assets of $43,585 were primarily comprised of $36,804 of gains recognized in connection with the securitization of single family loans, as presented in the table below, $4,395 of gains on sales of commercial subordinate securities and $4,212 of gains on sales of commercial discount loans.

         The unrealized loss on trading securities securities of $2,406 for the three and nine months ended September 30, 2000 resulted from the Company's change, on September 30, 2000, in its policy for securities available for sale and match-funded securities to account for them as trading securities. See Notes 2 and 5 to the Interim Consolidated Financial Statements included in Item 1 herein.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         During the third quarter of 1999, the Company made a strategic decision to structure future securitizations as financing transactions, thereby precluding the use of gain-on-sale accounting. There were no securitizations of loans executed by the Company during the nine months ended September 30, 2000. The following table sets forth the Company's net gains recognized in connection with the securitization of loans during the nine months ended September 30, 1999. There were no securitizations of loans executed by the Company during the three months ended September 30, 1999.

                                                                                                  Book Value
                               Loans Securitized                                                 Of Securities
-------------------------------------------------------------------------------                    Retained
                                                                      No. of                       (Non-cash        Cash
                  Type of Loans                       Principal       Loans         Net Gain         Gain)          Gain
-------------------------------------------------   ------------   ------------   ------------   ------------   ------------
                                                                             (Dollars in thousands)
For the nine months ended September 30, 1999:
---------------------------------------------
Single family discount (1) ......................    $   227,303          3,137    $    22,763          4,040    $    18,723
Single family subprime:
   Domestic......................................        235,572          2,192          3,834         12,091             --
   Foreign (Ocwen UK) ...........................        295,157          8,983         10,207         34,452             --
                                                    ------------   ------------   ------------   ------------   ------------
                                                         530,729         11,175         14,041         46,543             --
                                                    ------------   ------------   ------------   ------------   ------------
                                                     $   758,032         14,312    $    36,804         50,583    $    18,273
                                                    ============   ============   ============   ============   ============

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

                                                       Three Months                     Nine Months
                                                --------------------------       --------------------------
For the periods ended September 30,                2000            1999             2000            1999
---------------------------------------         ----------      ----------       ----------      ----------
Gains on sales...........................       $    5,110      $    8,184       $   16,793      $   29,591
Provision for losses in fair value (1)...           (7,593)         (6,494)         (24,556)        (21,334)
Carrying costs, net......................           (2,138)         (3,198)          (6,871)         (6,459)
                                                ----------      ----------       ----------      ----------
(Loss) income on real estate owned, net..       $   (4,621)     $   (1,508)      $  (14,634)     $    1,798
                                                ==========      ==========       ==========      ==========

(1) The valuation allowance as a percentage of real estate owned was 11.38% and 9.34% at September 30, 2000 and 1999, respectively. This increase reflects an increase in the amount of real estate owned which the Company has held in excess of one year, which is primarily due to the anticipated migration of a large retail property which is currently being repositioned for sale.

         See "Changes in Financial Condition - Real Estate Owned" for additional information regarding real estate owned.

         Net operating gains on investments in real estate during the three and nine months ended September 30, 2000 included $4,366 and $13,394, respectively of operating income from investments in real estate acquired as a result of the OAC acquisition in October 1999. The three and nine months ended September 30, 2000 also included $4,723 and $9,267 of equity in earnings related to certain loans acquired during the first quarter of 2000 which are accounted for as investments in real estate. See "Changes in Financial Condition - Investments in Real Estate."

         The amortization of excess of net assets acquired over purchase price resulted from the Company's acquisition of OAC on October 7, 1999. The acquisition resulted in an excess of net assets acquired over the purchase price of $60,042, which is being amortized on a straight-line basis over a period of five years. The unamortized balance of the excess of net assets acquired over purchase price at September 30, 2000 was $47,923, as compared to $56,841 at December 31, 1999.

         Other income for the three months ended September 30, 2000 was primarily comprised of $16,354 of gains on sales of investments in real estate and $2,801 of property valuation service fees earned by ORA. See "Changes in Financial Condition - Real Estate Held for Sale." Other income for the three months ended September 30, 1999 was primarily comprised of a $50,431 gain on the sale of Ocwen UK, a gain of $5,003 from the sale of low-income housing tax credit interests, $4,976 of brokerage commissions earned in connection with Ocwen UK loan originations and $1,415 of management fees earned from OAC.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         Other income for the nine months ended September 30, 2000 was primarily comprised of $21,568 of gains on sales of investments in real estate and $8,395 of property valuation service fees earned by ORA. Other income for the nine months ended September 30, 1999 was primarily comprised of the $50,431 gain on sale of Ocwen UK, $12,896 of brokerage commissions earned in connection with Ocwen UK loan originations, a gain of $5,003 from the sale of low-income housing tax credit interests, $4,467 of management fees earned from OAC and $1,762 of gains on sales of investments in real estate.

         NON-INTEREST EXPENSE. As compared to the same periods in 1999, non-interest expense decreased $7,428 or 14% during the three months ended September 30, 2000 and $27,658 or 18% during the nine months ended September 30, 2000. The decrease was due in large part to the sale of Ocwen UK in September 1999 and the Company's closing of its domestic subprime lending operations at OFS, offset by an increase in non-interest expenses related to OTX and the acquisition of OAC in October 1999.

         The following table sets forth the principal components of the Company's non-interest expense during the periods indicated.

                                                             Three Months                        Nine Months
                                                     ---------------------------        ---------------------------
For the periods ended September 30,                     2000             1999              2000             1999
----------------------------------------------       ----------       ----------        ----------       ----------
Compensation and employee benefits............       $   22,134       $   29,451        $   61,114       $   80,991
Occupancy and equipment.......................            3,141            4,331             9,356           15,053
Technology and communication costs............            6,003            4,275            16,698           14,818
Loan expenses.................................            3,583            3,992            10,500           10,773
Net operating losses on investments in certain
   low-income housing tax credit interests....            3,691            1,094             6,030            4,558
Amortization of excess of purchase price over
   net assets acquired........................              778              284             2,346              771
Other operating expenses......................            5,370            8,701            18,574           25,312
                                                     ----------       ----------        ----------       ----------
   Total......................................       $   44,700       $   52,128        $  124,618       $  152,276
                                                     ==========       ==========        ==========       ==========

         The decline in compensation and employee benefits for the three and nine months ended September 30, 2000 as compared to the same periods in 1999 was due in large part to the sale of Ocwen UK and the closing of the domestic subprime lending operations at OFS. In addition to Ocwen UK and OFS, the reversal of accrued profit sharing expense in the amount of $6,012 during the first quarter of 2000 as a result of the Company's decision to suspend its long-term incentive plan also contributed to the decline in compensation and employee benefits during the nine months ended September 30, 2000. Excluding Ocwen UK, OFS and the $6,012 accrual reversal, compensation and employee benefits increased $568 and $8,608 during the three and nine months ended September 30, 2000, respectively. This increase reflects an increase in the average number of full-time equivalent employees (excluding Ocwen UK and OFS) from 1,189 and 1,119 during the three and nine months ended September 30, 1999, respectively, to 1,299 and 1,322 for the three and nine months ended September 30, 2000, respectively. Further contributing to the increase in compensation and employee benefits during 2000 was a reversal of $2,248 of profit sharing expense in the second quarter of 1999 resulting from the Company's decision at that time to grant stock options under its annual incentive plan at an exercise price equal to fair market value. Previously, options were granted at exercise prices below fair market value, resulting in the recognition of compensation expense. For 2000, it is anticipated that options will be granted at exercise prices below fair market value.

         The decrease in occupancy and equipment costs during the three and nine months ended September 30, 2000, as compared to the same periods in 1999, was primarily due to the sale of Ocwen UK. Excluding Ocwen UK, occupancy and equipment expense increased $283 and decreased $1,234 during the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999.

         Technology and communication costs consists primarily of depreciation expense on computer hardware and software, technology-related consulting fees (primarily OTX) and telephone expense.

         Excluding Ocwen UK and OFS, loan expenses decreased $1,527 for the three months ended September 30, 2000, as compared to the same period in 1999. For the nine months ended September 30, 2000, loan expenses excluding Ocwen UK and OFS increased $5,090 as compared to the same period in 1999. The increase in loan expenses was due in large part to an increase in appraisal fees in connection with property valuation services provided by ORA.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         Other operating expenses are primarily comprised of professional fees, marketing costs and travel costs. The decrease in other operating expenses during the three and nine months ended September 30, 2000, as compared to the same periods in 1999, is primarily due to the sale of Ocwen UK. Excluding Ocwen UK, other operating expenses for the three and nine months ended September 30, 2000 decreased $1,702 and $1,832, respectively, as compared to the same periods in the prior year.

         DISTRIBUTIONS ON COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY. Cash distributions on the Capital Securities are payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 10.875%. The Company recorded $2,730 and $8,842 of distributions to holders of the Capital Securities during the three and nine months ended September 30, 2000, respectively, as compared to $3,400 and $10,196 during the three and nine months ended September 30, 1999, respectively. The decline in distributions is the result of repurchases during the fourth quarter of 1999 and the second and third quarters of 2000. See Note 4 to the Consolidated Financial Statements included in Item 1 (which is incorporated herein by reference) and "Changes in Financial Condition - Company-Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company."

         EQUITY IN LOSSES OF INVESTMENTS IN UNCONSOLIDATED ENTITIES. During the three and nine months ended September 30, 2000, the Company recorded equity in the losses of investments in unconsolidated entities of $893 and $4,965, respectively. This compares to losses of $4,768 and $9,483 for the three and nine months ended September 30, 1999, respectively.

         During the three and nine months ended September 30, 2000, the Company recorded equity in losses of Kensington Group plc of $891 and $5,002 respectively, including goodwill amortization. For the three and nine months ended September 30, 1999, the Company's share of Kensington's losses amounted to $4,640 and $6,070, respectively. At September 30, 2000, the Company owned 38.7% of the total outstanding common stock of Kensington, an originator of non-conforming residential mortgages in the U.K. See "Recent Developments."

         Equity in the losses of investments in unconsolidated entities for the three and nine months ended September 30, 1999 included the Company's equity in the losses of its investments in OAC and OPLP of $120 and $3,605, respectively. Prior to its acquisition of OAC in October 1999, the Company accounted for its investments in OAC and OPLP using the equity method.

         See "Changes in Financial Condition - Investment in Unconsolidated Entities."

         INCOME TAX BENEFIT (EXPENSE). Income tax benefit (expense) amounted to $1,486 and $(8,199) during the three months ended September 30, 2000 and 1999, respectively, and $7,122 and $(9,595) for the nine months ended September 30, 2000 and 1999, respectively. The Company's income taxes for 2000 and 1999 reflect expected effective tax rates of 31.0% and 35.01%, respectively. The Company's effective tax rates reflect tax credits resulting from the Company's investment in low-income housing tax credit interests of $2,079 and $4,651 during the third quarter of 2000 and 1999, respectively, and $8,496 and $13,714 for the nine months ended September 30, 2000 and 1999, respectively. See "Changes in Financial Condition - Investments in Low-Income Housing Tax Credit Interests."

         EXTRAORDINARY GAIN ON REPURCHASE OF DEBT, NET OF TAXES. Extraordinary gains on repurchases of debt, net of taxes, for the three and nine months ended September 30, 2000 of $2,628 and $8,674, respectively, is comprised of $3,104 of gains recognized in connection with the repurchase of Capital Securities ($572 during the third quarter of 2000) and $5,570 of gains ($2,056 during the third quarter of 2000) recognized in connection with repurchases of the 11.5% Redeemable Notes. Extraordinary gains on repurchases of debt for the three and nine months ended September 30, 1999 amounted to $253 and resulted from the Company's repurchase of $7,440 of its 12% Subordinated Debentures. See "Changes in Financial Condition - Notes, Debentures and Other Interest-Bearing Obligations" and "Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company."

CHANGES IN FINANCIAL CONDITION

         SECURITIES AVAILABLE FOR SALE. On September 30, 2000, the Company changed its policy for securities available for sale, to account for them as trading securities. On that date, the Company transferred its portfolio of securities available for sale which had a fair value of $496,295, to trading. Securities available for sale were carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income in stockholders' equity, net of

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


taxes. Unrealized losses on securities available for sale that reflected a decline in value which was other than temporary were charged to earnings. At December 31, 1999, securities available for sale included an aggregate of $1,036 of unrealized gains ($6,967 of gross gains and $5,931 of gross losses). See "Changes in Financial Condition - Trading Securities."

       The following table sets forth the fair value of the Company's securities available for sale at the dates indicated.

                                                           September 30,     December 31,
                                                               2000             1999
                                                           ------------      ------------
Mortgage-related securities:
   Collateralized mortgage obligations
     (AAA-rated).......................................    $         --      $    392,387
                                                           ------------      ------------
   Subordinates, residuals and other securities:
     Single family residential:
        BB-rated subordinates..........................              --             5,908
        B-rated subordinates...........................              --             6,098
        Unrated subordinates...........................              --            17,287
        Unrated subprime residuals.....................              --           124,087
                                                           ------------      ------------
                                                                     --           153,380
                                                           ------------      ------------

     Multi-family residential and commercial:
        BB-rated subordinates..........................              --            38,234
        Unrated subordinates...........................              --             3,503
        Unrated interest only..........................              --                14
                                                           ------------      ------------
                                                                     --            41,751
                                                           ------------      ------------
                                                                     --           195,131
                                                           ------------      ------------
Total securities available for sale.................       $         --      $    587,518
                                                           ============      ============

         During the nine months ended September 30, 2000, and prior to the transfer of securities available for sale to trading, securities available for sale declined $91,233 primarily due to $416,004 of maturities and principal repayments, $550,120 of sales, $59,509 of principal shortfalls, $11,597 of impairment charges and $6,888 of net amortization, offset by $891,269 of purchases and $52,621 of premium amortization.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         TRADING SECURITIES. On September 30, 2000, the Company reclassified its collateralized mortgage obligations with a fair value of $372,541 (amortized cost of $372,432) and its subordinates, residuals and other securities with a fair value of $123,754 (amortized cost of $115,778) from securities available for sale to trading.

         The following table sets forth the fair value of the Company's trading securities at the dates indicated.

                                                           September 30,     December 31,
                                                               2000             1999
                                                           ------------      ------------
Mortgage-related securities:
   Collateralized mortgage obligations
     (AAA-rated).......................................    $    372,541      $         --
                                                           ------------      ------------
   Subordinates, residuals and other securities:
     Single family residential:
        BB-rated subordinates..........................           4,989                --
        B-rated subordinates...........................           3,857                --
        Unrated subordinates...........................          12,417                --
        Unrated subprime residuals.....................          99,855                --
                                                           ------------      ------------
                                                                121,118                --
                                                           ------------      ------------

     Multi-family residential and commercial:
        Unrated subordinates...........................           2,636                --
                                                           ------------      ------------
                                                                  2,636                --
                                                           ------------      ------------
                                                                123,754                --
                                                           ------------      ------------
Trading securities.....................................    $    496,295      $         --
                                                           ============      ============

         Historically, the Company has determined the present value of anticipated cash flows at the time each securitization transaction closes, utilizing valuation assumptions appropriate for each particular transaction. The significant valuation assumptions have included the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, the Company currently applies a discount rate of 18% to 25% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During 2000, the Company utilized proprietary prepayment curves (reaching an approximate range of annualized rates of 11% - 41%). During 2000, the Company estimated annual losses of between 0.90% and 6.20% of the unpaid principal balance of the underlying loans.

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

         The Company periodically assesses the carrying value of its subordinate securities and residual securities retained as well as the servicing assets for impairment. There can be no assurance that the Company's estimates used to determine the gain on securitized loan sales, subordinate securities and residual securities retained and servicing asset valuations will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's subordinate securities and residual securities retained and/or servicing assets may be decreased during the period management recognized the disparity. Other factors may also result in a write-down of the

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


Company's subordinate securities and residual securities in subsequent months. During the nine months ended September 30, 2000, the Company recorded $11,597 of impairment charges on its portfolio of subordinate and residual securities as a result of declines in value that were deemed to be "other than temporary."

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         The following tables detail the Company's trading securities portfolio at September 30, 2000, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors.

SECURITIZATION                                                                                           ANTICIPATED
(ISSUER)                                                                                      SUBORDI-     YIELD TO
--------                                                           CLASS SIZE                 NATION/OC  MATURITY AT    PROSPECTIVE
SINGLE-FAMILY                  ISSUE               RATING          ----------       INTEREST  LEVEL AT:  -----------      YIELD AT
RESIDENTIAL          SECURITY   DATE  RATING      AGENCIES     ISSUANCE   9/30/00  PERCENTAGE 9/30/00  PURCHASE 9/30/00    9/30/00
                     --------   ----  ------      --------     --------   -------  ---------- -------  -------- -------    -------
Subordinates:
BCF 1996 R1(5).......    B3   Oct-96    UR        (a), (b)       $70,773   $18,064    50.00%    None    15.70%    7.95%      35.69%
BCF 1997 R1(5).......    B4   Mar-97    UR        (b), (c)        21,784     1,556    49.71     None    13.46   (37.23)      46.35
BCF 1997 R2 (5)......    B4   Jun-97  Ba2, BB     (b), (c)         6,358     4,104    73.54     5.32     9.58     9.59       48.68
                         B5            B2,B                        6,264     4,044    73.54     2.26    10.74     9.58      187.57
                         B6             UR                        13,883     2,989    73.54     None    15.98     3.50         N/A
BCF 1997 R3 (5)......    B4   Dec-97    UR        (b), (d)        69,582    10,215    50.24     None    15.84   (34.70)      96.68
ORMBS 1998 R1 (6)....    B4   Mar-98    UR        (b), (d)       101,774    44,651    82.48     None    20.50   (29.05)      15.31
ORMBS 1998 R2 (6)....   B4A   Jun-98    Ba2         (b)            1,056       959   100.00     6.11    13.22    (3.46)     151.49
                        B4F             Ba2                          937       865   100.00     5.68    19.23    (5.58)      61.95
                        B5A             B2                           880       785   100.00     4.26    23.78    (0.88)     266.21
                        B5F             B2                           937       865   100.00     3.13    11.78    (8.61)     164.68
                        B6A             UR                         3,696     1,815   100.00     None    16.72    19.93    1,884.16
                        B6F             UR                         3,345     1,059   100.00     None    19.50   (20.32)     603.32
ORMBS 1998 R3 (6)....    B4   Sep-98  Ba2, BB     (b), (d)        11,765     9,754    85.87     3.71    11.71   (37.21)       4.96
                         B5            B2, B                       9,151     7,100    85.87     0.00    16.54   (37.27)      16.20
                         B6             UR                        26,145        --    85.87     None    18.00   (26.24)        N/A
ORMBS 1999 RI  (6)...   B5A   Mar-99   B2, B      (b), (d)         1,630     1,511   100.00     4.72    17.73    27.85       19.72
                        B5F            B2, B                       1,843     1,572   100.00     4.39    17.74    32.97       34.84
                        B6A             UR                         3,586     2,198   100.00     None    18.00    57.36       36.76
                        B6F             UR                         4,299     2,595   100.00     None    18.00    97.16      210.29
ORMBS 1999 R2 (6)....    B4   Jun-99    BB      (a),(c),(d)       10,530    10,186   100.00     7.42    13.45    33.50        7.03
                         B5              B                         4,680     4,535   100.00     2.73    18.45    79.30      625.65
                         B6             UR                         7,020     2,648   100.00     None    18.00   138.43   40,609.22
CSFB 1996-1R
(ITT 94-P1) (7)......   4B2,  Oct-96    UR        (b), (c)         1,046       122   100.00     None    N/A      N/A           N/A
                        (1B)
Subprime residuals:
SBMS 1996 3 (1)......    R    Jun-96    UR        (a), (b)       130,062    25,846   100.00     22.27   15.52     2.09       18.52
MLM1 1996 1 (2)......    R    Sep-96    UR        (a), (b)        81,142    14,016   100.00     37.49   15.16     3.23       22.79
MS 1997 1 (3)........    X1   Jun-97    UR        (a), (b)        17,727     8,808   100.00      6.50   21.47    18.54       22.51
                         X2                                       87,118    14,957   100.00     21.18   20.38     1.19       18.91
1997 OFS 2 (4).......    X    Sep-97    UR        (a), (b)       102,201    24,003   100.00     11.47   19.65    (0.37)      20.01
1997 OFS 3 (4).......    X    Dec-97    UR        (a), (b)       208,784    64,253   100.00     14.39   19.59     6.94       18.84
1998 OFS 1 (4).......    X    Mar-98    UR        (b), (d)       161,400    52,161   100.00      4.24   18.00    (1.28)       8.10
1998 OFS 2 (4).......    X    Jun-98    UR        (a), (b)       382,715   129,842   100.00     10.64   19.46    (2.86)      10.33
1998 OFS 3 (4).......    X    Sep-98    UR        (a), (d)       261,649   131,223   100.00      4.85   18.00    (3.21)      (0.03)
1998 OFS 4 (4).......    X    Dec-98    UR     (a), (b), (c)     349,000   231,975   100.00      3.15   18.00    (7.66)      (5.01)
1999 OFS 1 (4) ......    X    Jun-99    UR        (a), (b)       148,628   117,939   100.00      5.47   18.00     0.24       (0.15)
PANAM 1997-1(8)......    X    Dec-97    UR        (a), (b)       113,544    29,458   100.00     10.35   22.45     0.74       18.61
                       Prepay           UR                                                              25.69     5.74       12.04
                        Pen.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------

SECURITIZATION                                                                                           ANTICIPATED
(ISSUER)                                                                                      SUBORDI-     YIELD TO
--------                                                           CLASS SIZE                 NATION/OC  MATURITY AT     PROSPECTIVE
SINGLE-FAMILY                   ISSUE               RATING         ----------       INTEREST  LEVEL AT:  -----------       YIELD AT
RESIDENTIAL          SECURITY    DATE   RATING     AGENCIES      ISSUANCE   9/30/00 PERCENTAGE 9/30/00  PURCHASE  9/30/00  9/30/00
                     --------   ------  ------     --------      --------   ------- ---------- -------  --------  -------  -------
EQUICON 1994-2 (9)...  B Fix    Oct-94    UR    (a), (b), (c)      78,846   $15,590   100.00%     7.18   18.00%   103.80%    30.59%
                       B Var.             UR                       32,306     2,168   100.00     37.32   18.00     31.76     25.10
EQUICON 1995-1 (9)...  B Fix,   May-95    UR    (a), (b), (c)      70,024    10,782   100.00     10.14   18.00     26.54       N/A
                       B Var.             UR                       40,519     4,791   100.00     10.85   18.00    104.56       N/A
EQUICON 1995-2 (9)...  B Fix    Oct-95    UR       (a), (b)        79,288    16,361   100.00     12.51   18.00     36.46  1,078.57
                       B Var.             UR                       39,667     4,510   100.00     15.27   18.00     97.17    873.97
ACCESS 1996-1 (10)...  B Fix,   Feb-96    UR       (a), (b)       120,015    27,389   100.00      7.62   18.00     30.56    293.69
                       B Var.             UR                       55,362     6,709   100.00      8.68   18.00     39.80       N/A
ACCESS 1996-2 (10)...  B-I,BI-  May-96    UR       (a), (b)       142,259    32,293   100.00      9.84   18.00     29.62       N/A
                        B-II              UR                       68,345     7,916   100.00     13.16   18.00     15.57    631.51
                       BII-S
ACCESS 1996-3 (10)...  B-I,     Aug-96    UR       (a), (b)       107,712    25,077   100.00     16.10   18.00     15.77    215.25
                        BI-S
                        B-II              UR                       99,885    12,128   100.00     20.79   18.00     18.45       N/A
                       BII-S
ACCESS 1996-4 (10)...  B, B-S   Nov-96    UR       (a), (b)       239,778    41,103   100.00     32.34   18.00     11.44     21.45
ACCESS 1997-1 (10)...  B, B-S   Feb-97    UR       (a), (b)       276,442    62,725   100.00     31.91   18.00     10.97     30.59
ACCESS 1997-2 (10)...  B, B-S   May-97    UR       (a), (b)       185,197    41,402   100.00     22.50   18.00      4.37     24.73
ACCESS 1997-3 (10)...  B, B-S   Oct-97    UR       (a), (b)       199,884    50,441   100.00     15.96   18.00     11.97     37.41

CMR1 (11)............  Deferred Apr-96    UR       (a), (c)        48,450    14,133   100.00     17.00   18.69     23.86     24.69
                        Comp
CMR2 (11)............  Deferred Oct-96    UR       (a), (c)        97,627    29,852   100.00     15.08   18.69     31.10     32.89
                        Comp
CMR3 (11)............  Deferred Oct-96    UR       (a), (c)       176,047    54,085   100.00     21.16   18.69     59.29     80.99
                        Comp
CMR4 (11)............  Deferred Jan-97    UR       (a), (c)       103,031    34,094   100.00     10.94   18.69     31.63     33.70
                        Comp
CMR5 (11)............  Deferred Jan-97    UR       (a), (c)        54,686    17,621   100.00     54.84    0.00      0.00      0.00
                        Comp
CMR6 (11)............  Deferred Apr-97    UR       (a), (c)        90,498    27,055   100.00     12.23   18.69     38.03     45.57
                        Comp

MULTI-FAMILY
RESIDENTIAL
Subordinates:
SBMS 1997-HUD1 (12)      B5     Apr-97  B2, n.a.   (b), (d)         9,785     9,107   100.00      0.14   16.87      3.64     19.75
                         B6     Apr-97    UR                       16,998       226   100.00      None   22.86     (8.97) 1,056.61
GECMS 1994-12  (13)      B4     Mar-94    UR     (a), (b), (c)      2,069     1,262   100.00      None   19.37     20.76     89.53

ISSUERS:

(1) Salomon Brothers Mortgage Securities VII            (8)  Pan American Bank, FSB                    RATING AGENCIES:
(2) Merrill Lynch Mortgage Investors, Inc.              (9)  Equicon Mortgage Loan Trust               (a)  S&P
(3) Morgan Stanley ABS Capital I, Inc.                  (10) Access Financial Mortgage Loan Trust      (b)  Moody's
(4) Ocwen Mortgage Loan Asset Backed Certificates       (11) City Mortgage Receivable                  (c)  Fitch
(5) BlackRock Capital Finance L.P.                      (12) Salomon Brothers Mortgage Securities      (d)  DCR
(6) Ocwen Residential MBS Corporation                   (13) GE Capital Mortgage Services, Inc.
(7) Credit Suisse First Boston (ITT Federal Bank, FSB)  (14) Dollar equivalent of amounts in
                                                             British pounds at the rate of             OTHER:
                                                             exchange that prevailed at the            N/A - Not Available
                                                             time of issuance.                         NK - Not Known
                                                        (15) Dollar equivalent of amounts in
                                                             British pounds at the rate of
                                                             exchange at 9/30/00.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------

                            WEIGHTED   WEIGHTED     TOTAL    ACTUAL LIFE  ACTUAL LIFE
                            AVERAGE    AVERAGE   DELINQUENCY   TO DATE      TO DATE                           COLLATERAL BALANCE
                           COUPON AT   LTV/DSCR      AT         CPR AT     LOSSES AT      PRODUCT TYPE AT     ------------------
SECURITIZATION (ISSUER)     9/30/00   AT 9/30/00   9/30/00     9/30/00      9/30/00           9/30/00         ISSUANCE   9/30/00
-----------------------     -------   ----------   -------     -------      -------           -------         --------   -------
SINGLE-FAMILY RESIDENTIAL
Subordinates:
BCF 1996 R1 (5)..........     10.05%    103.41%     11.11%      13.80%      $30,545     98% Fixed, 2% ARM     $505,513   $254,264
BCF 1997 R1 (5)..........     10.08     109.93      22.06       14.09        17,830     97% Fixed, 3% ARM      177,823     97,861
BCF 1997 R2 (5)..........      8.50      81.94      19.68       14.06         8,708     25% Fixed, 75% ARM     251,790    132,246
BCF 1997 R3 (5)..........      9.61     120.05      20.75       12.86        46,581     98% Fixed, 2% ARM      579,851    370,485
ORMBS 1998 R1 (6)........      8.93     120.88      24.99       11.01        44,213     98% Fixed, 2% ARM      565,411    406,507
ORMBS 1998 R2 (6)........      9.26      86.30      25.01       15.92         3,843     44% Fixed, 56% ARM     123,917     76,447
ORMBS 1998 R3 (6)........      8.96     126.46      36.43       13.12        25,959     98% Fixed, 2% ARM      261,452    191,635
ORMBS 1999 R1 (6)........      9.26      84.77      27.63       15.59         2,213     58% Fixed, 42% ARM     147,101    105,641
ORMBS 1999 R2 (6)........      9.34     112.29      28.94       11.56         4,288     100% Fixed             117,004     96,845
CSFB 1996 1R
(ITT 94-P1) (7) .........      8.39       N/A        1.09        N/A            153     100% 1-Year CMT         32,487     39,774

Subprime residuals:
SBMS 1996 3 (1)..........     11.43      67.83      16.67       31.20         3,590     63% Fixed, 37% ARM     130,062     25,846
MLM1 1996 1 (2)..........     12.18      73.65      25.85       35.15         2,280     37% Fixed, 63% ARM      81,142     14,016
MS 1997 1 (3)............     11.74      74.66      17.48       36.28         2,706     37% Fixed, 63% ARM      17,727      8,808
                                                                                                                87,118     14,957
1997 OFS 2 (4)...........     11.98      77.18      18.10       37.92         3,059     27% Fixed, 73% ARM     102,201     24,003
1997 OFS 3 (4)...........     11.33      80.95      25.89       34.46         5,647     24% Fixed, 76% ARM     208,784     64,253
1998 OFS 1 (4)...........     11.72      79.43      25.97       36.07         5,378     20% Fixed, 80% ARM     161,400     52,161
1998 OFS 2 (4)...........     11.58      76.98      20.63       37.66         9,571     48% Fixed, 52% ARM     382,715    129,842
1998 OFS 3 (4)...........     11.09      78.02      25.18       28.75         7,377     38% Fixed, 62% ARM     261,649    131,223
1998 OFS 4 (4)...........     10.45      79.73      26.68       19.92         9,401     45% Fixed, 55% ARM     349,000    231,975
1999 OFS 1 (4)...........      9.77      77.69      16.86       16.28         1,619     68% Fixed, 32% ARM     148,628    117,939
PANAM 1997-1(8)..........     11.72      84.05      25.63       38.70         5,606     100% ARM               113,544     29,458
EQUICON 1994-2 (9).......     10.17      89.45      21.61       31.40         1,804     100% Fixed              78,846     15,590
                                                                                        100% ARM                32,306      2,168
EQUICON 1995-1 (9).......     12.25      86.33      30.69       29.35         3,334     100% Fixed              70,024     10,782
                                                                                        100% ARM                40,519      4,791
EQUICON 1995-2 (9).......     11.11      84.71      35.42       31.37         2,706     100% Fixed              79,288     16,361
                                                                                        100% ARM                39,667      4,510
ACCESS 1996-1 (10).......     11.13      78.92      31.66       30.16         4,068     100% Fixed             120,015     27,389
                                                                                        100% ARM                55,362      6,709
ACCESS 1996-2 (10).......     11.26      75.23      30.02       33.01         5,591     100% Fixed             142,259     32,293
                                                                                        100% ARM                68,345      7,916
ACCESS 1996-3 (10).......     11.94      77.74      40.03       35.26         4,360     100% Fixed             107,712     25,077
                                                                                        100% ARM                99,885     12,128
ACCESS 1996-4 (10).......     12.22      76.99      37.25       38.16         6,570     55% Fixed, 45% ARM     239,778     41,103
ACCESS 1997-1 (10).......     12.04      82.93      40.06       36.28        10,457     62% Fixed, 38% ARM     276,442     62,725
ACCESS 1997-2 (10).......     11.87      82.25      35.10       38.93         5,568     62% Fixed, 38% ARM     185,197     41,402
ACCESS 1997-3 (10).......     12.04      82.40      40.59       38.69         4,245     55% Fixed, 45% ARM     199,884     50,441

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------

                            WEIGHTED   WEIGHTED     TOTAL    ACTUAL LIFE  ACTUAL LIFE
                            AVERAGE    AVERAGE   DELINQUENCY   TO DATE      TO DATE                          COLLATERAL BALANCE
                           COUPON AT   LTV/DSCR      AT         CPR AT     LOSSES AT      PRODUCT TYPE AT    ------------------
SECURITIZATION (ISSUER)     9/30/00   AT 9/30/00   9/30/00     9/30/00      9/30/00           9/30/00       ISSUANCE     9/30/00
-----------------------     -------   ----------   -------     -------      -------           -------       --------     -------
SINGLE-FAMILY RESIDENTIAL
Subordinates:
CMR1 (11)................     13.29%      NK         36.32%     23.86%     $   920     100% Amortizing     $48,450(14)  $14,133(15)
CMR2 (11)................     12.48       NK         28.15      26.66        1,444     90% Amort 10% IO     97,627(14)   29,852(15)
                                                                                       mortgages
CMR3 (11)................     13.51       NK         16.64      17.43        3,680     71.9% Amort 28.1%   176,047(14)   54,085(15)
                                                                                       IO mortgages
CMR4 (11)................     13.71       NK         38.61      24.02        2,134     88.5% Amort 11.5%   103,031(14)   34,094(15)
                                                                                       IO mortgages
CMR5 (11)................     15.81       NK         63.59      23.28        7,391     80.1% Amort 19.9%    54,686(14)   17,621(15)
                                                                                       IO mortgages
CMR6 (11)................     13.62       NK         34.35      29.51        1,376     95.8% Amort 4.2% IO  90,498(14)   27,055(15)
                                                                                       mortgages

MULTI-FAMILY RESIDENTIAL
Subordinates:
SBMS 1997-HUD1 (12)......      9.81     112.00      10.37       15.77       16,055     97% Fixed, 3% ARM   326,147      166,968
GECMS 1994-12  (13)......      6.81      66.13       0.64        8.80           --     100% Fixed          516,732      192,576

         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie the Company's trading subordinated and residual securities at September 30, 2000.

DESCRIPTION                       CALIFORNIA     FLORIDA        TEXAS      NEW YORK    NEW JERSEY     OTHER (1)       TOTAL
-----------                       ----------    ----------    ---------    ---------   ----------    ----------     ----------
Single family residential.......   $ 488,269    $  227,542    $ 224,545    $ 151,385    $ 114,978    $1,492,926     $2,699,645
Commercial......................      35,140        17,128        3,279       19,310       14,347        77,971        167,175
Multi-family....................         991            --           --           62          613           682          2,348
                                   ---------    ----------    ---------    ---------    ---------    ----------     ----------
Total ..........................   $ 524,400    $  244,670    $ 227,824    $ 170,757    $ 129,938    $1,571,579     $2,869,168
                                   =========    ==========    =========    =========    =========    ==========     ==========

Percentage (2)..................          18%            9%           8%           6%           4%           55%           100%
                                   =========    ==========    =========    =========    =========    ==========     ==========

(1)      No other individual state makes up more than 8% of the total of other.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

                                                                                 ANTICIPATED             ANTICIPATED
                                                                     ORIGINAL     YIELD TO                WEIGHTED
                                                                   ANTICIPATED    MATURITY                 AVERAGE    PROSPECTIVE
                                AMORTIZED                 PERCENT    YIELD TO    AT 9/30/00               REMAINING     YIELD AT
     RATING/DESCRIPTION           COST      FAIR VALUE     OWNED     MATURITY        (1)        COUPON    LIFE (2)      9/30/00
-----------------------------  ----------   ----------   --------- -----------   -----------   --------  -----------  -----------
SINGLE-FAMILY RESIDENTIAL:
    BB-rated subordinates....  $    3,447   $    4,989     86.86%     13.15%         8.40%        7.13%      3.21        39.36%
    B-rated subordinates.....       3,276        3,857     95.60      16.84          9.60         7.51       2.06       118.53
    Unrated subordinates.....      10,396       12,417     50.65      14.48         (4.72)        8.25       2.61        71.24
    Unrated subprime
      residuals..............      96,023       99,855     99.39      18.33          8.54         N/A        6.39        24.74

MULTI-FAMILY AND COMMERCIAL:
    Unrated subordinates.....       2,636        2,636    100.00      22.15         15.87         0.00       2.62        19.14
                               ----------   ----------
                               $  115,778   $  123,754
                               ==========   ==========

(1) Changes in the September 30, 2000 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions, loss assumptions and charges taken to reduce the value of the securities.

(2) Equals the weighted average life based on the September 30, 2000 book value.

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

         ACTUAL LIFE TO DATE CPR - The Constant Prepayment Rate is used to measure the average prepayment rate for the underlying mortgage pool(s) over the period of time lapsed since the issuance of the securities through the date indicated and is calculated as follows:

                                --                                                              --
                                | /                                     \   /                  \ |
                                | |  1-Final Aggregate Balance actual   |   |        12        | |
Actual Life to Date CPR = 100 X | | ----------------------------------- | X | ---------------- | |
                                | |  Final Aggregate Balance scheduled  |   | Months In Period | |
                                | \                                     /   \                  / |
                                --                                                              --

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

         LOANS AVAILABLE FOR SALE. Loans which the Company presently does not intend to hold to maturity are designated as available for sale and are carried at the lower of cost or aggregate market value. Loans available for sale, which are comprised primarily of subprime single family residential loans, decreased by $32,890 or 73% during the nine months ended September 30, 2000.

         Composition of Loans Available for Sale. The following table sets forth the composition of the Company's loans available for sale by type of loan at the dates indicated.

                                              September 30,        December 31,
                                                   2000               1999
                                              -------------       -------------
Single family residential loans......         $      12,257       $      45,084
Consumer loans.......................                    66                 129
                                              -------------       -------------
                                              $      12,323       $      45,213
                                              =============       =============

         The loans available for sale portfolio is secured by mortgages on property located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loans available for sale were located at September 30, 2000:

                                                 Single family
                                                  Residential         Consumer           Total
                                                  ------------      ------------     ------------
New Jersey..................................      $      5,217     $          --     $      5,217
Michigan....................................             1,645                --            1,645
California..................................             1,054                --            1,054
Florida.....................................             1,001                38            1,039
Ohio........................................               725                --              725
Other (1)...................................             2,615                28            2,643
                                                  ------------      ------------     ------------
   Total....................................      $     12,257      $         66     $     12,323
                                                  ============      ============     ============

(1) Consists of properties located in 22 other states, none of which aggregated over $714 in any one state.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         Activity in Loans Available for Sale. The following table sets forth the activity in the Company's net loans available for sale during the periods indicated:

                                                        Three Months                     Nine Months
                                                  -------------------------       -------------------------
For the periods ended September 30,                 2000            1999            2000            1999
----------------------------------------          ---------       ---------       ---------       ---------
Balance at beginning of period..........          $  29,319       $ 132,425       $  45,213       $ 177,847
Purchases:
   Single family residential ...........                              7,200                          54,303
Originations:
   Single family residential (1)........                 --         234,242              --         715,962
Sales  (2)..............................            (16,620)       (299,843)        (24,379)       (858,360)
Decrease in lower of cost or market
valuation allowance.....................              1,569           1,215           1,745           3,179
Principal repayments, net of capitalized
   interest.............................             (1,609)         (5,310)         (5,857)        (15,901)
Transfer to real estate owned...........               (336)         (3,100)         (4,399)        (10,201)
                                                  ---------       ---------       ---------       ---------
   Net (decrease) increase in loans.....            (16,996)         65,596         (32,890)       (111,018)
                                                  ---------       ---------       ---------       ---------
Balance at end of period................          $  12,323       $  66,829       $  12,323       $  66,829
                                                  =========       =========       =========       =========

(1) Includes $216,784 and $509,791 originated by Ocwen UK during the three and nine months ended September 30, 1999, respectively.

(2) Included the sales for the nine months ended September 30, 1999 is the securitization of 2,192 of domestic subprime single family residential loans with an unpaid principal balance of $235,572 and 8,983 foreign subprime single family loans with an unpaid principal balance of $295,157. See "Results of Operations - Non-interest Income."

         The following table presents a summary of the Company's non-performing loans in the loans available for sale portfolio at the dates indicated:

                                                                  September 30,          December 31,
                                                                       2000                  1999
                                                                  -------------         -------------
 Non-performing loans:
    Single family loans.................................          $       2,857         $      15,319
    Consumer loans......................................                      2                     1
                                                                  -------------         -------------
                                                                  $       2,859         $      15,320
                                                                  =============         =============
 Non-performing loans as a percentage of:
    Total loans available for sale......................                  23.20%                33.88%
    Total assets........................................                   0.10%                 0.46%

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

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         Composition of Loan Portfolio. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                             September 30,        December 31,
                                                                 2000                 1999
                                                            --------------        -------------
Single family residential loans.....................         $       1,031        $       4,334
Multi-family residential loans:
    Permanent.......................................                13,788               23,430
    Construction....................................                38,845               57,936
                                                            --------------        -------------
       Total multi-family residential...............                52,633               81,366
                                                            --------------        -------------
Commercial real estate:
     Hotels:
       Construction.................................                38,363               38,645
     Office buildings...............................                43,216               64,745
     Land...........................................                     1                2,238
                                                            --------------        -------------
      Total commercial real estate..................                81,580              105,628
Consumer............................................                    56                   82
                                                            --------------        -------------
     Total loans....................................               135,300              191,410
Undisbursed loan proceeds...........................               (13,866)             (24,654)
Unamortized deferred fees...........................                (1,460)              (2,089)
Allowance for loan losses...........................                (4,871)              (7,259)
                                                            --------------        -------------
     Loans, net.....................................        $      115,103        $     157,408
                                                            ==============        =============

         The loan portfolio is secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loans were located at September 30, 2000:

                                      Single Family     Multi-family      Commercial
                                       Residential      Residential       Real Estate        Consumer           Total
                                     ---------------  ----------------  ---------------  ----------------  ---------------
New York........................       $        157     $     14,687      $     19,262     $         --      $     34,106
California......................                 20           17,855                 1               --            17,876
Delaware........................                432               --            13,019               --            13,451
Florida.........................                 --              991             9,763               --            10,754
Virginia........................                 --               --             7,650               --             7,650
Other (1).......................                422           19,100            31,885               56            51,463
                                       ------------     ------------      ------------     ------------      ------------
Total...........................       $      1,031     $     52,633      $     81,580     $         56      $    135,300
                                       ============     ============      ============     ============      ============

(1) Consists of properties located in 15 other states, none of which aggregated over $7,629 in any one state.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         Activity in the Loan Portfolio. The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated.

                                                                 Three Months                    Nine Months
                                                          --------------------------      -------------------------
For the periods ended September 30,                          2000            1999            2000           1999
----------------------------------------------------      ----------      ----------      ----------     ----------
Balance at beginning of period......................      $  148,490      $  133,678      $  157,408     $  230,312
Originations:
   Multi-family residential loans...................          14,124              --          26,614          4,225
   Commercial real estate loans.....................           2,471              --           3,627         11,500
                                                          ----------      ----------      ----------     ----------
     Total loans originated (1).....................          16,595              --          30,241         15,725
Sales (2)...........................................          (3,162)         (1,063)        (10,913)       (26,549)
Principal repayments................................         (47,005)         (9,434)        (73,388)       (95,665)
Transfer to real estate owned.......................          (1,346)             --          (2,051)        (2,572)
Decrease in undisbursed loan proceeds...............           1,566           3,155          10,788          4,960
Decrease in unamortized deferred fees...............            (603)            328             630          1,379
Decrease (increase) in allowance for loan losses....             568             362           2,388           (564)
                                                          ----------      ----------      ----------     ----------
Net decrease in loans...............................         (33,387)         (6,652)        (42,305)      (103,286)
                                                          ----------      ----------      ----------     ----------
   Balance at end of period.........................      $  115,103      $  127,026      $  115,103     $  127,026
                                                          ==========      ==========      ==========     ==========

(1) Originations for the nine months ended September 30, 2000 represent fundings on previously originated construction loans.

(2) Included in sales for the nine months ended September 30, 1999 is the securitization of 384 single family residential loans with an aggregate unpaid principal balance of $24,880.

         The following table sets forth certain information relating to the Company's non-performing loans in its loan portfolio at the dates indicated:

                                                           September 30,           December 31,
                                                               2000                   1999
                                                           ------------           ------------
 Non-performing loans:
  Single family residential loans.................         $         98           $        982
  Multi-family residential loans (1)..............               13,760                 11,037
  Commercial real estate and other (2)............               14,367                 19,360
                                                           ------------           ------------
     Total........................................         $     28,225           $     31,379
                                                           ============           ============

 Non-performing loans as a percentage of:
  Total loans (3).................................                23.53%                 19.06%
  Total assets....................................                 0.99%                  0.95%

 Allowance for loan losses as a percentage of:
     Total loans (3)..............................                 4.06%                  4.41%
     Non-performing loans.........................                17.26%                 23.13%

(1) Non-performing multi-family residential loans at September 30, 2000 were comprised of 13 loans, all of which management believes are adequately collateralized and reserved.

(2) Non-performing commercial real estate loans at September 30, 2000 were comprised of 10 loans, all of which management believes are adequately collateralized and reserved.

(3) Total loans is net of undisbursed loan proceeds and unamortized deferred fees.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         MATCH FUNDED LOANS AND SECURITIES. Match funded loans and securities are comprised of the following at the dates indicated:

                                                                      September 30,         December 31,
                                                                          2000                  1999
                                                                      -------------        -------------
Single family residential loans (1)..........................         $      87,721        $     105,596
Allowance for loan losses....................................                  (367)                (495)
                                                                      -------------        -------------
   Match funded loans, net...................................                87,354              105,101
Match funded trading securities at fair value................                36,546               52,693
                                                                      -------------        -------------
Balance at end of period.....................................         $     123,900        $     157,794
                                                                      =============        =============

(1) Includes $260 and $1,127 of non-performing loans at September 30, 2000 and December 31, 1999, respectively.

         The match funded loans are secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loans were located at September 30, 2000:


                  Michigan.............         $    17,566
                  California...........               9,088
                  Florida..............               5,926
                  Texas................               5,551
                  Massachusetts........               4,450
                  Other (1)............              45,140
                                                -----------
                  Total................         $    87,721
                                                ===========

(1) Consists of properties located in 47 other states, none of which aggregated over $3,628 in any one state.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         The following tables detail the Company's match funded securities at September 30, 2000, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors.

                                                                                                 OVER
                                             CLASS                                          COLLATERIZATION
                                   ISSUE   DESIGNATION     RATING       COLLATERAL BALANCE     LEVEL AT        PRODUCT TYPE AT
  SECURITIZATION      SECURITY     DATE      LETTER       AGENCIES      ISSUANCE   9/30/00     9/30/00             9/30/00
------------------- ------------ --------- ----------- --------------- ---------- --------- --------------- ---------------------
SASCO 1998-2 (1)         X         Jan-98      NR        S&P, Fitch    $ 600,052   $186,524      2.40% OC    40% Fixed, 60% ARM
SASCO 1998-3 (1)         X         Mar-98      NR        S&P, Fitch      769,671    223,628      5.87% OC    18% Fixed, 82% ARM
MLMI 1998-FFI (2)        X         Jun-98      NR        S&P, Fitch      198,155     42,361      7.09% OC    100% ARM
LHELT 1998-2 (3)         X         Jun-98      NR      Moody's, Fitch    209,225     92,282      8.53% OC    49% Fixed, 51% ARM
OCWEN98-OAC-1 (4)       N/A        Nov-98      NR       S&P, Moody's     182,178     92,806     14.23% OC    28% Fixed, 72% ARM


                                                                                 ACTUAL        ACTUAL
                                     WEIGHTED       WEIGHTED       ACTUAL        LIFE TO       LIFE TO
                                     AVERAGE         AVERAGE     DELINQUENCY      DATE          DATE             YIELD TO
                                  INTEREST RATE      LTV AT:         AT:         CPR AT:     LOSSES AT:        MATURITY AT:
  SECURITIZATION      SECURITY     AT: 9/30/00       9/30/00       9/30/00       9/30/00       9/30/00      PURCHASE    9/30/00
------------------- ------------ --------------- ------------- -------------- ------------ -------------- ----------- -----------
SASCO 1998-2             X           11.35%           73.18%         20.51%        35.06%     $10,579        16.00%     (1.21)%
SASCO 1998-3             X           11.50            75.02          21.08         38.64        8,596         17.04      0.10
MLMI 1998-FFI            X           12.06            77.46          25.87         48.04          986         18.57      3.99
LHELT 1998-2             X           10.98            75.15          11.91         29.06        1,990         18.55     12.20
OCWEN98-OAC-1           N/A           8.86            81.18           7.72         29.11          565         N/A        N/A

ISSUERS:

(1) Structured Asset Securities Corp.

(2) Merrill Lynch Mortgage Investors, Inc.

(3) Lehman Home Equity Loan Trust

(4) Ocwen Mortgage Loan Trust

         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie the Company's match-funded securities at September 30, 2000.

DESCRIPTION                       CALIFORNIA     FLORIDA     WASHINGTON    ILLINOIS      OREGON       OTHER (1)       TOTAL
-----------                       ----------    ----------   ----------    ---------    ---------    ----------     ---------
Single family residential.......   $  85,926    $   52,313    $  22,671    $  20,472    $  20,491    $  292,050     $ 493,923
Commercial......................       4,331         5,175        1,300          836        1,427        11,121        24,190
Multi-family....................       4,480         1,695          388        2,515          789        16,814        26,681
                                   ---------    ----------    ---------    ---------    ---------    ----------     ---------
Total ..........................   $  94,737    $   59,183    $  24,359    $  23,823    $  22,707    $  319,985     $ 544,794
                                   =========    ==========    =========    =========    =========    ==========     =========

Percentage (2)..................          17%           11%           5%           4%           4%           59%          100%
                                   =========    ==========    =========    =========    =========    ==========     =========

(1)      No other individual state makes up more than 7% of the total of other.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

                                                                                                                  ANTICIPATED
                                                                               ORIGINAL    ANTICIPATED              WEIGHTED
                                                                             ANTICIPATED    YIELD TO                AVERAGE
                                                                               YIELD TO    MATURITY AT             REMAINING
                                AMORTIZED COST   FAIR VALUE   PERCENT OWNED    MATURITY    9/30/00 (1)   COUPON     LIFE(2)
                                --------------   ----------   -------------  -----------   -----------   ------   -----------
Match-funded securities.......   $    46,768      $ 36,546       100.00%         17.24%       2.13%       0.00%    3.97 years
                                 ===========      ========

(1) Changes in the September 30, 2000 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and, to a lesser extent, loss assumptions.

(2) Equals the weighted average duration based on the September 30, 2000 book value.

         For a glossary of the terms included in the above tables, see "Trading Securities Available for Sale."

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         DISCOUNT LOAN PORTFOLIO, NET. The discount loan portfolio decreased $211,288 or 23% during the nine months ended September 30, 2000. Resolutions and repayments, transfers to real estate owned and sales more than offset acquisitions during the period. Substantially all of the Company's discount loan portfolio is secured by first mortgage liens on real estate.

         Composition of the Discount Loan Portfolio. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated:

                                              September 30,       December 31,
                                                  2000                1999
                                              -------------      -------------
Single family residential loans.........      $     364,969      $     597,719
Multi-family residential loans..........            190,926            191,971
Commercial real estate loans:
     Office buildings...................             89,839             97,784
     Hotels.............................             73,978             75,095
     Retail properties..................             97,505            105,247
     Other properties...................             60,784             87,148
                                              -------------      -------------
                                                    322,106            365,274
Other loans (1).........................             20,226             21,615
                                              -------------      -------------
   Total discount loans.................            898,227          1,176,579
                                              -------------      -------------
Unaccreted discount:
     Single family residential loans....            (89,546)          (147,630)
     Multi-family residential loans.....            (37,456)           (37,981)
     Commercial real estate loans.......            (45,965)           (57,604)
     Other loans........................               (272)              (954)
                                              -------------      -------------
                                                   (173,239)          (244,169)
                                              -------------      -------------
                                                    724,988            932,410
Allowance for loan losses...............            (23,047)           (19,181)
                                              -------------      -------------
Discount loans, net.....................      $     701,941      $     913,229
                                              =============      =============

(1) Includes $18,242 and $16,397 at September 30, 2000 and December 31, 1999, respectively, of charged-off unsecured credit card receivables which were acquired at a discount. Collections are accounted for under the cost recovery method.

         The discount loan portfolio is secured by mortgages on property located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's discount loans were located at September 30, 2000:

                                                                                        Commercial
                                             Single Family        Multi-Family         Real Estate
                                              Residential         Residential           and Other            Total
                                           ------------------  -------------------  ------------------  ----------------
California............................        $    23,209         $    10,269          $    73,170         $   106,648
Illinois..............................             13,751              55,664                1,283              70,698
New York..............................             27,657                  --               41,161              68,818
Michigan..............................              9,520              36,047               18,840              64,407
Florida...............................             20,462              17,483               12,218              50,163
Other (1).............................            180,824              34,007              149,423             364,254
                                              -----------         -----------          -----------         -----------
   Total..............................        $   275,423         $   153,470          $   296,095         $   724,988
                                              ===========         ===========          ===========         ===========

(1) Consists of properties located in 44 other states, none of which aggregated over $37,062 in any one state.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


       Activity in the Discount Loan Portfolio. The following table sets forth the activity in the Company's net discount loan portfolio during the periods indicated:

                                                           Three Months                   Nine Months
                                                    ---------------------------    ---------------------------
For the periods ended September 30,                    2000            1999           2000            1999
------------------------------------------------    -----------     -----------    -----------     -----------
Balance at beginning of period..................    $   803,446     $ 1,008,764    $   913,229     $ 1,026,511
Acquisitions (1):
  Single  family residential loans..............          6,722          61,725        155,881         335,808
  Multi - family residential loans..............             28           3,353         21,322          75,312
  Commercial real estate loans..................          1,000          15,514         19,119         147,304
  Other (2).....................................             --           4,274         10,030          12,900
                                                    -----------     -----------    -----------     -----------
                                                          7,750          84,866        206,352         571,324
                                                    -----------     -----------    -----------     -----------
Resolutions and repayments (3)..................        (55,437)        (52,182)      (147,154)       (176,497)
Loans transferred to real estate owned..........        (39,919)        (50,987)      (163,985)       (159,149)
Sales (4).......................................        (42,538)        (25,069)      (173,563)       (304,101)
Increase in undisbursed loan proceeds...........            201              --             --              --
Decrease (increase) in discount.................         29,099           8,997         70,929          15,304
(Increase) decrease in allowance for loan losses           (661)             83         (3,867)          1,080
                                                    -----------     -----------    -----------     -----------
Balance at end of period........................    $   701,941     $   974,472    $   701,941     $   974,472
                                                    ===========     ===========    ===========     ===========

                                                            Three Months                   Nine Months
                                                    ---------------------------    ---------------------------
For the periods ended September 30,                     2000           1999            2000           1999
-------------------------------------------------   -----------     -----------    -----------     -----------
NUMBER OF LOANS
Balance at beginning of period...................         6,363           6,737          8,064           8,100
Acquisitions (1):
  Single  family residential loans...............           144             734          2,110           3,945
  Multi - family residential loans...............             1               3              9              33
  Commercial real estate loans...................             1              21              6             137
  Other..........................................            --              --              1               6
                                                    -----------     -----------    -----------     -----------
                                                            146             758          2,126           4,121
                                                    -----------     -----------    -----------     -----------
Resolutions and repayments (3)...................          (559)           (471)        (1,237)           (856)
Loans transferred to real estate owned...........          (550)           (617)        (1,971)         (1,787)
Sales (4)........................................          (402)            (45)        (1,984)         (3,216)
                                                    -----------     -----------    -----------     -----------
Balance at end of period.........................         4,998           6,362          4,998           6,362
                                                    ===========     ===========    ===========     ===========

(1) Acquisitions during the nine months ended September 30, 2000 exclude commercial and multi-family loans which are accounted for as investments in real estate. See "Changes in Financial Condition - Investments in Real Estate."

(2) For the nine months ended September 30, 2000, consists of charged-off unsecured credit card receivables acquired at a discount.

(3) Resolutions and repayments consists of loans which were resolved in a manner which resulted in partial or full repayment of the loan to the Company, as well as principal payments on loans which have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans which have not been resolved.

(4) Sales for the nine months ended September 30, 1999 include the securitization of 2,753 performing single family discount loans with an unpaid principal balance of $202,423. See "Results of Operations - Non-interest Income."

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

                                                      September 30,          December 31,
                                                          2000                   1999
                                                      -------------         -------------
PRINCIPAL AMOUNT
Loans without Forbearance Agreements:
  Current.....................................        $     478,493         $     509,845
  Past due 31 days to 89 days.................                8,075                23,438
  Past due 90 days or more....................              310,565               448,312
  Acquired and servicing not yet transferred..                   64                87,538
                                                      -------------         -------------
     Subtotal.................................              797,197             1,069,133
                                                      -------------         -------------

Loans with Forbearance Agreements:
  Current.....................................                4,775                 2,958
  Past due 31 days to 89 days.................                3,500                 8,904
  Past due 90 days or more(1)(2)..............               92,755                95,584
                                                      -------------         -------------
     Subtotal.................................              101,030               107,446
                                                      -------------         -------------
Total ........................................        $     898,227         $   1,176,579
                                                      =============         =============

                                                      September 30,          December 31,
                                                          2000                   1999
                                                      -------------         -------------
PERCENTAGE OF LOANS
Loans without Forbearance Agreements:
  Current.....................................                53.27%                43.33%
  Past due 31 days to 89 days.................                 0.90                  1.99
  Past due 90 days or more....................                34.57                 38.10
  Acquired and servicing not yet
     transferred..............................                 0.01                  7.44
                                                      -------------         -------------
     Subtotal.................................                88.75                 90.86
                                                      -------------         -------------

Loans with Forbearance Agreements:
  Current.....................................                 0.53                  0.25
  Past due 31 days to 89 days.................                 0.39                  0.76
  Past due 90 days or more....................                10.33                  8.13
                                                      -------------         -------------
     Subtotal.................................                11.25                  9.14
                                                      -------------         -------------
Total.........................................               100.00%               100.00%
                                                      =============         =============

(1) Includes $73,153 of loans which were less than 90 days past due under the terms of the forbearance agreements at September 30, 2000, of which $66,255 were current and $6,898 were past due 31 to 89 days.

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

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         The following table sets forth certain information relating to the Company's allowance for loan losses on discount loans at and for the periods indicated:

                                                                         September 30,     December 31,
                                                                             2000              1999
                                                                         -------------    -------------
Allowances for loan losses as a percentage of:
    Total loans (1).................................................             3.18%            2.06%
    Total assets....................................................             0.81%            0.58%

                                                                            For the Nine Months Ended
                                                                                  September 30,
                                                                         ------------------------------
                                                                             2000              1999
                                                                         -------------    -------------
Net charge-offs as a percentage of average discount loans...........             1.07%            0.59%

(1) Total loans are net of undisbursed loan proceeds and unaccreted discount.

         See "Changes in Financial Condition - Allowance for Loan Losses" below for additional information regarding the allowance for discount loan losses.

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

                                                  September 30, 2000                                December 31, 1999
                                     -------------------------------------------     --------------------------------------------
                                          Allowance             Loan Balance               Allowance              Loan Balance
                                     -------------------    --------------------     ---------------------    -------------------
                                      Amount    Percent      Amount     Percent       Amount      Percent      Amount    Percent
                                     --------  ---------    --------   ---------     --------    ---------    --------  ---------
Loan portfolio:
   Single family................     $      3        0.1%   $  1,031         0.8%    $     87          1.2%   $  4,334        2.3%
   Multi-family.................        1,516       31.1      52,633        38.9        1,722         23.7      81,366       42.5
   Commercial real estate.......        3,352       68.8      81,580        60.3        5,450         75.1     105,628       55.2
   Consumer.....................           --         --          56          --           --           --          82         --
                                     --------  ---------    --------   ---------     --------    ---------    --------  ---------
                                     $  4,871      100.0%   $135,300       100.0%    $  7,259        100.0%   $191,410      100.0%
                                     ========  =========    ========   =========     ========    =========    ========  =========
Discount loans:
   Single family................     $  7,684       33.3%   $275,423        38.0%    $ 11,081         57.8%   $450,089       48.3%
   Multi-family.................        1,353        5.9     153,470        21.2        1,681          8.8     153,990       16.5
   Commercial real estate.......        7,476       32.4     276,142        38.0        5,152         26.8     307,670       33.0
   Other........................        6,534       28.4      19,953         2.8        1,267          6.6      20,661        2.2
                                     --------  ---------    --------   ---------     --------    ---------    --------   --------
                                     $ 23,047      100.0%   $724,988       100.0%    $ 19,181        100.0%   $932,410      100.0%
                                     ========  =========    ========   =========     ========    =========    ========   ========

Match funded loans:
   Single family................     $    367      100.0%   $ 87,721       100.0%    $    495        100.0%   $105,596      100.0%
                                     ========  =========    ========   =========     ========    =========    ========   ========

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

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------

       The following table sets forth an analysis of activity in the allowance for loan losses relating to the Company's loan portfolio and discount loan portfolio during the nine months ended September 30, 2000:

                                         Balance                                                         Balance
                                      December 31,                                                    September 30,
                                          1999          Provision      Charge-offs     Recoveries         2000
                                      ------------     -----------     -----------    ------------    -------------
Loan portfolio:
   Single family...................     $       87     $       (84)    $        --     $        --     $         3
   Multi-family....................          1,722            (206)             --              --           1,516
   Commercial real estate..........          5,450            (187)         (1,911)             --           3,352
                                        ----------     -----------     -----------     -----------     -----------
                                        $    7,259     $      (477)    $    (1,911)    $        --     $     4,871
                                        ==========     ===========     ===========     ===========     ===========
Discount loans:
   Single family...................     $   11,081     $      (465)    $    (3,550)    $       618     $     7,684
   Multi-family....................          1,681             535            (863)             --           1,353
   Commercial......................          5,152           7,871          (5,566)             19           7,476
   Other...........................          1,267           5,268              (1)             --           6,534
                                        ----------     -----------     -----------     -----------     -----------
                                        $   19,181     $    13,209     $    (9,980)    $       637     $    23,047
                                        ==========     ===========     ===========     ===========     ===========

Match funded loans:
   Single family....................    $      495     $      (128)    $        --     $        --     $       367
                                        ==========     ===========     ===========     ===========     ===========

         INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS. The Company invested in multi-family residential projects which have been allocated low-income housing tax credits under Section 42 of the Internal Revenue Code of 1986, as amended, by a state tax credit allocating agency.

         The carrying value of the Company's investments in low-income housing tax credit interests are as follows at the dates indicated.

                                                                                   September 30,       December 31,
                                                                                        2000               1999
                                                                                 -----------------   ----------------
Investments solely as a limited partner made prior to May 18, 1995..............   $     6,578         $    17,327
Investments solely as a limited partner made on or after May 18, 1995...........        31,779              59,541
Investments both as a limited and, through subsidiaries, as a general partner...        29,914              74,121
                                                                                   -----------         -----------
     Total (1)..................................................................   $    68,271         $   150,989
                                                                                   ===========         ===========

(1) The decrease in the balance during the nine months ended September 30, 2000 is due to the sale of investments in ten projects during the first quarter which had an aggregate carrying value of $27,402 for a loss of $261, and the transfer of twenty-one projects during the third quarter with an aggregate carrying value of $75,478 to held for sale, offset by the investment in new and existing projects. See "Low-Income Housing Tax Credit Interests Held for Sale."

         The qualified affordable housing projects underlying the Company's investments in low-income housing tax credit interests are geographically located throughout the United States. At September 30, 2000, the Company's largest single investment was $5,239, relates to a project located in Indiana.

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

         Income on the Company's limited partnership investments made prior to May 18, 1995 is recorded under the level yield method as a reduction of income tax expense, and amounted to $508 and $728 for the third quarter of 2000 and 1999, respectively, and $1,849 and $2,247 for the nine months ended September 30, 2000 and 1999, respectively. For limited

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


partnership investments made after May 18, 1995, and for investments as a limited partner and, through subsidiaries, as a general partner, the Company recognized tax credits of $1,571 and $3,923 for the third quarter of 2000 and 1999, respectively, and $6,647 and $11,467 for the nine months ended September 30, 2000 and 1999, respectively, which are also reported as a reduction of income tax expense. The Company also recorded a loss from operations on the underlying real estate after depreciation of $3,691 and $1,094 for the third quarter of 2000 and 1999, respectively, and $6,030 and $4,558 for the nine months ended September 30, 2000 and 1999, respectively. The loss for the third quarter of 2000 of $3,691 included a $3,062 write-down of the carrying value of tax credit interests held for sale. See "Low-Income Housing Tax Credit Interests Held for Sale" below.

         LOW-INCOME HOUSING TAX CREDIT INTERESTS HELD FOR SALE. On September 1, 2000 the Company entered into a transaction to sell twenty-one of its low-income housing tax credit properties, together with the related tax credits. Although this transaction resulted in the transfer of tax credits and operating results for these properties to the purchaser, it did not qualify as a sale for accounting purposes under the criteria established in SFAS no. 66 "Accounting for Sales of Real Estate," primarily due to the amount of cash received at signing, as well as to certain contingencies with respect to potential repurchase requirements. As a result, the Company has reclassified these properties as "held for sale" and has valued them at the lower of cost or fair value less disposal costs. The Company recorded a charge to earnings of $3,026 reflecting the expected net loss to be incurred upon completion of this transaction, currently projected to occur on April 1, 2001, when the cash receipts will meet sale treatment criteria and expiration of repurchase contingencies is projected to occur.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         The carrying value of the Company's investments in low-income housing tax credit interests held for sale are as follows at the dates indicated.

                                                                                    September 30,      December 31,
                                                                                        2000               1999
                                                                                  -----------------  ----------------
Investments solely as a limited partner made prior to May 18, 1995...........       $     8,922        $        --
Investments solely as a limited partner made on or after May 18, 1995........            19,108                 --
Investments both as a limited and, through subsidiaries, as a general partner            47,448                 --
                                                                                    -----------        -----------
                                                                                    $    75,478        $        --
                                                                                    ===========        ===========

         INVESTMENTS IN UNCONSOLIDATED ENTITIES. Investments in unconsolidated entities totaled $29,803 at September 30, 2000, a $7,315 decrease as compared to the balance at December 31, 1999 of $37,118. This decrease was primarily due to a $6,845 decrease in the Company's 38.7% equity investment in Kensington. The investment in Kensington declined during this period as a result of the Company's $5,002 share of Kensington's losses, including goodwill amortization, and $2,771 of net unrealized foreign currency losses. Additionally, during the third quarter of 2000, the Company's share ownership in Kensington increased from 35.84% at December 31, 1999 to 38.71% at September 30,2000. This share ownership increase was a result of the exercise, during the third quarter, of a put option issued by the principal shareholder of Kensington to OCN in connection with the demerger of Ifonline Group plc from Kensington pursuant to which OCN could require the principal shareholder of Kensington to exchange shares of Kensington for shares in Infonline Group plc received by OCN in connection with the demerger. See "Asset and Liability Management - Foreign Currency Exchange Rate Risk Management" for information regarding the Company's hedging activities related to its investment in Kensington.

         REAL ESTATE OWNED, NET. Real estate owned consists almost entirely of properties acquired by foreclosure or deed-in-lieu thereof on loans in the Company's discount loan portfolio.

         The following table sets forth certain information relating to the Company's real estate owned at the dates indicated.

                                                 September 30,    December 31,
                                                     2000             1999
                                                 ------------     ------------
Discount loan portfolio:
   Single family residential...............      $     64,758     $     72,193
   Multi-family residential................            10,753            2,601
   Commercial real estate..................            90,159           85,233
                                                 ------------     ------------
       Total...............................           165,670          160,027
Loan portfolio.............................             2,508            2,183
Loans available for sale...................             1,022            5,296
                                                 ------------     ------------
       Total...............................      $    169,200     $    167,506
                                                 ============     ============

         The following table sets forth certain geographical information by type of property at September 30, 2000 related to the Company's real estate owned.

                                                               Multi-family Residential
                                 Single Family Residential           and Commercial               Total
                                 -------------------------     ------------------------   ------------------------
                                                  No. of                       No. of                     No. of
                                   Amount       Properties       Amount      Properties     Amount      Properties
                                 ----------     ----------     ----------    ----------   ----------    ----------
Florida..................        $    4,709            94      $   47,501            6    $   52,210          100
Georgia..................             1,053            22          15,705            1        16,758           23
Connecticut..............             1,694            29          12,044            2        13,738           31
Arizona..................               448             9           9,881            1        10,329           10
California...............             4,497            45           5,678            7        10,175           52
Other (1)................            53,422         1,287          12,568           16        65,990        1,303
                                 ----------      --------      ----------     --------    ----------     --------
   Total.................        $   65,823         1,486      $  103,377           33    $  169,200        1,519
                                 ==========      ========      ==========     ========    ==========     ========

(1) Consists of properties located in 44 other states, none of which aggregated over $5,575 in any one state.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         The following tables set forth the activity in the real estate owned during the periods indicated.

                                                     Three Months                    Nine Months
                                              ---------------------------     ---------------------------
For the periods ended September 30,              2000            1999            2000            1999
-------------------------------------------   -----------     -----------     -----------     -----------
Balance at beginning of period.............   $   182,676     $   183,162     $   167,506     $   201,551
Properties acquired through foreclosure or
   deed-in-lieu thereof:
  Discount loans...........................        39,919          50,987         163,985         159,149
  Loans available for sale.................           336           3,100           4,399          10,201
  Loan portfolio...........................         1,346              --           2,051           2,572
  Less discount transferred................       (13,285)        (17,027)        (50,299)        (51,330)
                                              -----------     -----------     -----------     -----------
                                                   28,316          37,060         120,136         120,592
                                              -----------     -----------     -----------     -----------
Acquired in connection with acquisitions of
  discount loans...........................            --           6,358           8,569          37,848
Sales......................................       (42,487)        (47,111)       (131,559)       (178,587)
Change in valuation allowance..............           695          (1,120)          4,548          (3,055)
                                              -----------     -----------     -----------     -----------
Balance at end of period...................   $   169,200     $   178,349     $   169,200     $   178,349
                                              ===========     ===========     ===========     ===========

                                                     Three Months                    Nine Months
                                              ---------------------------     ---------------------------
For the periods ended September 30,              2000            1999            2000            1999
-------------------------------------------   -----------     -----------     -----------     -----------
NUMBER OF PROPERTIES
Balance at beginning of period.............         1,732           1,866           1,672           1,999
Properties acquired through foreclosure or
   deed-in-lieu thereof:
  Discount loans...........................           550             617           1,971           1,787
  Loans available for sale.................             2              38              41             129
  Loan portfolio...........................             2              --               7               4
                                              -----------     -----------     -----------     -----------
                                                      554             655           2,019           1,920
                                              -----------     -----------     -----------     -----------
Acquired in connection with acquisitions of
   discount loans..........................            --              93             157             668
Sales......................................          (767)           (920)         (2,329)         (2,893)
                                              -----------     -----------     -----------     -----------
Balance at end of period...................         1,519           1,694           1,519           1,694
                                              ===========     ===========     ===========     ===========

         The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated.

                                                September 30,      December 31,
                                                     2000             1999
                                                -------------     -------------
One to two months...........................    $      23,720     $      30,695
Three to four months........................           17,971            26,532
Five to six months..........................           11,536            11,263
Seven to 12 months..........................           29,330            28,606
Over 12 months..............................           86,643            70,410
                                                -------------     -------------
                                                $     169,200     $     167,506
                                                =============     =============

         The Company actively manages its real estate owned. Sales of real estate owned resulted in (losses) gains, net of the provision for loss, of $(2,483) and $(7,763) during the three and nine months ended September 30, 2000, respectively, as compared to $1,690 and $8,257 during the three and nine months ended September 30, 1999, respectively, which are included in determining the Company's (loss) income on real estate owned. The average period during which the Company held the $131,559 and $178,587 of real estate owned which was sold during the nine months ended September 30, 2000 and 1999, respectively, was 6 months.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         The following table sets forth the activity, in the aggregate, in the valuation allowances on real estate owned during the periods indicated.

                                                       Three Months                      Nine Months
                                                ----------------------------      ----------------------------
For the periods ended September 30,                2000             1999             2000             1999
----------------------------------------        -----------      -----------      -----------      -----------
Balance at beginning of period..........        $    21,034      $    17,260      $    17,181      $    15,325
Provisions for losses ..................              7,593            6,494           24,556           21,334
Charge-offs and sales...................             (6,898)          (5,374)         (20,008)         (18,279)
                                                -----------      -----------      -----------      -----------
Balance at end of period................        $    21,729      $    18,380      $    21,729      $    18,380
                                                ===========      ===========      ===========      ===========

Valuation allowance as a percentage of
   total gross real estate owned (1)....              11.38%            9.34%           11.38%            9.34%

(1) The increase at September 30, 2000 as compared to September 30, 1999 reflects an increase in the amount of real estate owned which the Company has held in excess of one year. The increase in the amount of real estate owned which the Company has held in excess of one year at September 30, 2000 as compared to September 30, 1999 primarily reflects the anticipated migration of a large retail property which is currently being repositioned for sale. At December 31, 1999, the valuation allowance as a percentage of total gross real estate owned was 9.30%.

         INVESTMENTS IN REAL ESTATE. The Company's investment in real estate consisted of the following at the dates indicated:

                                                                     September 30,       December 31,
                                                                         2000                1999
                                                                     -------------      -------------
Properties held for investment (1):
   Office buildings..............................................    $      32,108      $     202,607
   Retail........................................................            9,471             33,224
   Building improvements.........................................           10,027             17,590
   Tenant improvements and lease commissions.....................            1,192              8,150
   Furniture and fixtures........................................               52                 44
                                                                     -------------      -------------
                                                                            52,850            261,615
   Accumulated depreciation......................................           (2,053)            (9,011)
                                                                     -------------      -------------
                                                                            50,797            252,604
                                                                     -------------      -------------
Loans accounted for as investments in real estate (2):
   Multi-family residential......................................               97                 --
   Nonresidential................................................           72,804                 --
                                                                     -------------      -------------
                                                                            72,901                 --
                                                                     -------------      -------------
Properties held for lease:
   Land and land improvements....................................            1,256              1,256
   Building......................................................           15,488             14,629
   Accumulated depreciation......................................             (675)              (248)
                                                                     -------------      -------------
                                                                            16,069             15,637
                                                                     -------------      -------------

Investment in real estate partnerships (3).......................           11,475                 --
                                                                     -------------      -------------
                                                                     $     151,242      $     268,241
                                                                     =============      =============

(1) Acquired as a result of the acquisition of OAC. The decline in balances during the nine months ended September 30, 2000 is due to the transfer of properties from held for investment to held for sale. See "Real Estate Held for Sale."

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


     The Company's properties held for investment at September 30, 2000 are comprised of the following:

     Date                                                                                              %
   Acquired              Property                 Location         Square Feet     Property Type     Leased     Carrying Value
---------------  -------------------------  --------------------  --------------  ---------------  ---------  ------------------
07/22/98         841 Prudential Drive.....  Jacksonville, FL           550,000    Office Bldg.        98.0%      $     32,946
04/09/98         7075 Bayers Road.........  Halifax, Nova Scotia       402,529    Shopping Ctr.       64.0             19,904

                                                                         Accumulated depreciation                      (2,053)
                                                                                                                 ------------
                                                                                                                 $     50,797
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

         REAL ESTATE HELD FOR SALE. The Company's real estate held for sale at September 30, 2000 was comprised of the following properties at the dates indicated:

     Date                                                                                              %
   Acquired              Property                 Location         Square Feet     Property Type     Leased     Carrying Value
---------------  -------------------------  --------------------  --------------  ---------------  ---------  ------------------
04/08/98         225 Bush Street..........  San Francisco, CA         570,637     Office Bldg.        98.0%      $    137,313
11/10/97         Cortez Plaza.............  Bradenton, FL             289,686     Shopping Ctr.       95.7             21,618
10/01/98         Holiday Village..........  Havre, MT                 223,355     Shopping Ctr.       48.4              1,658
                                                                                                                 ------------
                                                                                                                 $    160,589
                                                                                                                 ============

         The Company engaged unaffiliated third parties to market and sell the properties listed above. These properties were previously held for investment. The office buildings were reclassified to held for sale during the first quarter of 2000 and the shopping centers were reclassified during the second quarter of 2000.

         During the second quarter of 2000, the Company sold its office building located at 690 Market Street in San Francisco, for $28,000, less commissions and closing costs, which had a book value of $23,273, for a gain of $3,897. The net proceeds consisted of cash of approximately $7,100 and a note receivable of $19,000.

         During the third quarter of 2000, the Company sold its office building located at 10 United Nations Plaza in San Francisco for $15,500, less commissions and closing costs, for a gain of $2,722. Also during the third quarter of 2000, the Company sold its office building located at 450 Sansome Street in San Francisco for $44,350, less commission and closing costs, for a gain of $14,054. On November 1, 2000, the Company sold its office building located at 225 Bush Street in San Francisco for $143.5 million, realizing net proceeds of approximately $60,300 and a gain of $100.

         ESCROW ADVANCES ON LOANS AND LOANS SERVICED FOR OTHERS. Escrow advances related to loan portfolios and loans serviced for others consisted of the following at the dates indicated:

                                                                                    September 30,      December 31,
                                                                                  -----------------  ----------------
                                                                                        2000               1999
Loan Portfolios:
     Principal, interest, taxes and insurance advances......................        $    12,778        $    19,967
     Other advances.........................................................             12,029             11,594
                                                                                    -----------        -----------
                                                                                         24,807             31,561
                                                                                    -----------        -----------
Loans Serviced for Others:
     Principal, interest, taxes and insurance advances......................            144,463            100,066
     Other advances.........................................................             41,983             30,921
                                                                                    -----------        -----------
                                                                                        186,446            130,987
                                                                                    -----------        -----------
                                                                                    $   211,253        $   162,548
                                                                                    ===========        ===========

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         DEPOSITS. Deposits decreased $237,646 or 13% during the nine months ended September 30, 2000 primarily as a result of a $207,777 decrease in non-interest bearing checking accounts. The decrease in non-interest bearing checking accounts is primarily due to the transfer of custodial deposit balances primarily representing collections of principal and interest from borrowers which have yet to be remitted to investors, to a correspondent bank. The following table sets forth information related to the Company's deposits at the dates indicated.

                                                               September 30, 2000            December 31, 1999
                                                             -----------------------      -----------------------
                                                                          % of Total                   % of Total
                                                                Amount     Deposits          Amount     Deposits
                                                             -----------   ---------      -----------   ---------
Non-interest bearing checking accounts and escrows......     $    72,496           5%     $   280,273          15%
NOW and money market checking accounts..................          13,019           1           30,343           2
Savings accounts........................................           1,383          --            1,361          --
                                                             -----------   ---------      -----------   ---------
                                                                  86,898           6          311,977          17
                                                             -----------                  -----------

Certificates of deposit (1)(2)..........................       1,522,684                    1,536,997
Unamortized deferred fees...............................          (4,942)                      (6,688)
                                                             -----------                  -----------
Total certificates of deposit...........................       1,517,742          94        1,530,309          83
                                                             -----------   ---------      -----------   ---------
   Total deposits.......................................     $ 1,604,640         100%     $ 1,842,286         100%
                                                             ===========   =========      ===========   =========

(1) Included $1,291,982 and $1,449,873 at September 30, 2000 and December 31, 1999, respectively, of deposits originated through national, regional and local investment banking firms which solicit deposits from their customers, all of which are non-cancelable.

(2) At September 30, 2000 and December 31, 1999, certificates of deposit issued on an uninsured basis (greater than $100,000) amounted to $197,436 and $155,205, respectively. Of the $197,436 of uninsured deposits at September 30, 2000, $62,861 were from political subdivisions in New Jersey and secured or collateralized as required under state law.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. Securities sold under agreements to repurchase of $5,692 at September 30, 2000, decreased $41,673 or 88% during the nine months ended September 30, 2000. From time to time the Company utilizes such collateralized borrowings as additional sources of liquidity. The securities sold under agreements to repurchase at September 30, 2000 are collateralized by two unrated residual securities with a fair value of $6,801.

         BONDS-MATCH FUNDED AGREEMENTS. Bonds-match funded agreements of $114,687 at September 30, 2000, decreased $26,828 or 19% during the nine months ended September 30, 2000.

         Bonds-match funded agreements were comprised of the following at the dates indicated:

                                                                 September 30, 2000      December 31, 1999
                                                                 ------------------      -----------------
OAC Mortgage Residential Securities, Inc (1)...............        $        79,894        $       100,968
Ocwen NIM Corp. (2)........................................                 34,793                 40,547
                                                                   ---------------        ---------------
                                                                   $       114,687        $       141,515
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

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         NOTES, DEBENTURES AND OTHER INTEREST-BEARING OBLIGATIONS. Notes, debentures and other interest-bearing obligations mature as follows:

                                                                          September 30,      December 31,
                                                                               2000             1999
                                                                          -------------     -------------
2003:
11.875% Notes due October 1........................................        $   103,850       $   103,850
2004:
Loan due May 24 (LIBOR plus 250 basis points)......................              6,235             6,236
2005:
12% Subordinated Debentures due June 15............................             67,000            67,000
11.5% Redeemable Notes due July 1 (1)..............................             96,477           140,487
                                                                           -----------       -----------
                                                                           $   273,562       $   317,573
                                                                           ===========       ===========

(1) The $44,010 decline in the outstanding balance is due to repurchases in the open market during the nine months ended September 30, 2000. These repurchases resulted in extraordinary gains of $2,980 ($2,056 net of taxes) and $8,073 ($5,570 net of taxes), for the three and nine months ended September 30, 2000, respectively.

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. Obligations outstanding under lines of credit decreased $52,222 or 28% during the nine months ended September 30, 2000. The Company, through its subsidiaries, has obtained secured lines of credit arrangements from various unaffiliated financial institutions as follows:

                             Balance           Amount of          Committed          Maturity
        Entity             Outstanding          Facility            Amount             Date               Interest Rate(5)
-----------------------  ----------------  ------------------  ----------------  ----------------  -------------------------------

SEPTEMBER 30, 2000:
OFS (1).............     $       1,045     $      35,000       $      35,000           May 2001    LIBOR + 175 basis points
                                   429             5,000                  --           May 2001    LIBOR + 175 basis points

OAC.................            59,170(2)        115,580             115,580          June 2001    LIBOR + 240 basis points
                                75,000(3)         75,000              75,000         April 2001    LIBOR + 175 basis points
                         -------------
                         $     135,644
                         =============

DECEMBER 31, 1999:
OFS (4).............     $       2,041     $     200,000       $     100,000          July 2001    LIBOR + 75 basis points
                                 3,770           115,000             100,000           May 2000    LIBOR + 95 - 150 basis points
                                15,227            50,000              50,000           May 2000    LIBOR + 137.5 basis points
                                 7,658            25,000                  --           May 2000    LIBOR + 175 basis points

OAC.................            84,170(2)        200,000             200,000          June 2001    LIBOR + 175 basis points
                                75,000(3)         75,000              75,000         April 2001    LIBOR + 175 basis points
                         -------------
                         $     187,866
                         =============

(1) These lines were used to fund subprime mortgage loan originations, generally advanced at a rate of 65% to 75% of the principal balance of the mortgage loan and are secured by such mortgage loans.

(2)      Collateralized by commercial loans and investments in real estate.

(3) Collateralized by the real estate property (office building) located at 225 Bush Street in San Francisco, CA. See "Real Estate Held for Sale."

(4) These lines were used to fund subprime mortgage loan originations, generally advanced at a rate of 80% to 98% of the principal balance of the mortgage loan and are secured by such mortgage loans.

(5) LIBOR was 6.62% and 5.82% at September 30, 2000 and December 31, 1999, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


         COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY. The outstanding balance of the 10.875% Capital Securities amounted to $99,390 at September 30, 2000, a decline of $10,610 from the balance outstanding at December 31, 1999. During the three and nine months ended September 30, 2000, the Company repurchased $2,000 and $10,610, respectively, of its Capital Securities in the open market, resulting in an extraordinary gain of $828 ($572 net of taxes) and $4,499 ($3,104 net of taxes) for the three and nine months ended September 30, 2000, respectively. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof (which is incorporated herein by reference).

         STOCKHOLDERS' EQUITY. Stockholders' equity decreased $15,682 or 3% during the nine months ended September 30, 2000. The decrease was primarily due to a net loss of $7,177 and the repurchase of 1,388,300 shares of common stock in the aggregate amount of $8,996 during the first quarter. On September 30, 2000, the Company changed its accounting policy for securities available for sale and match funded securities to account for these securities as trading. As a result, net unrealized holding gains and losses on trading securities are included in earnings. Previously, unrealized holding gains and losses for these securities were reported as a separate component of accumulated other comprehensive income in stockholders' equity. See Consolidated Statements of Changes in Stockholders' Equity and Notes 2 and 5 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference).

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

         The primary sources of funds for liquidity consist of deposits, FHLB advances, reverse repurchase agreements, lines of credit and maturities and payments of principal and interest on loans and securities and proceeds from sales and securitizations thereof.

         Sources of liquidity include certificates of deposit obtained primarily from wholesale sources. At September 30, 2000, the Company had $1,517,742 of certificates of deposit, including $1,291,982 of brokered certificates of deposit obtained through national, regional and local investment banking firms, all of which are non-cancelable. At the same date, scheduled maturities of certificates of deposit during the 12 months ending September 30, 2001 and 2002, and thereafter amounted to $836,332, $430,718 and $250,692, respectively.

         Sources of borrowings include FHLB advances, which are required to be secured by single family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. At September 30, 2000, the Company was eligible to borrow up to an aggregate of $530,994 from the FHLB of New York (subject to the availability of acceptable collateral) and had $30,974 of residential loans and $22,104 of short duration CMOs (all of which were held by the Bank) pledged as security for any such advances. At September 30, 2000, the Company had contractual relationships with 12 brokerage firms and the FHLB of New York pursuant to which it could obtain funds from reverse repurchase agreements. At September 30, 2000, the Company had $206,477 of unrestricted cash and cash equivalents and $350,437 of short duration CMOs which could be used to secure additional borrowings. At September 30, 2000, the Company had no outstanding FHLB advances. In addition, at September 30, 2000, the Company, through the bank, had a line of credit of $150,000. The Company had no balance outstanding at September 30, 2000 under this line of credit.

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

         The Company's operating activities used $91,458 and $187,822 of cash flows during the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, cash flows used by operating activities primarily related to an increase in escrow advances and an increase in accrued expenses, interest payable and other liabilities. During the nine months ended September 30, 1999, cash flows were primarily related to the purchase, origination and sale of loans available for sale. The decrease in net cash flows used by operating activities during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, was due primarily to a decline in activity related to loans available for sale as a result of the sale of Ocwen UK and the closing of domestic subprime lending operations at OFS.

         The Company's investing activities provided cash flows totaling $342,686 and $177,737 during the nine months ended September 30, 2000 and 1999, respectively. During the foregoing periods, cash flows from investing activities were used primarily to purchase securities available for sale, purchase discount loans and for the purchase of and capital improvements

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations. (Dollars in thousands, except
         share data)
--------------------------------------------------------------------------------


to real estate held for investment. Cash flows from investing activities were provided primarily by sales of, maturities of and principal payments received on securities available for sale, proceeds from sales of and principal payments received on discount loans, proceeds from sales of real estate owned and proceeds from the sale of Ocwen UK during the third quarter of 1999. The increase in net cash provided by investing activities during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was due primarily to an increase in proceeds from the sale of securities available for sale and a decline in purchases of discount loans, offset by an increase in purchases of securities available for sale, a decline in proceeds from sales of discount loans and an increase in purchases of and capital improvements to real estate held for investment.

         The Company's financing activities used cash flows of $406,609 and $178,586 during the nine months ended September 30, 2000 and 1999, respectively. Cash flows utilized in connection with financing activities were primarily related to a decline in deposits, a decline in securities sold under agreements to repurchase, repayment of bonds-match funded agreements, repayment of lines of credit and repurchases of debt.

         The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. government, federal agency and other investments having maturities of five years or less (currently not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less). The Bank's liquidity, as measured for regulatory purposes, amounted to 7.60% at September 30, 2000.

         As a result of a verbal agreement between the Bank and the OTS to dividend subordinate and residual mortgage-related securities resulting from securitization activities conducted by the Bank, the Bank has been limited in its ability to pay cash dividends to the Company. The Bank held no subordinate or residual mortgage-related securities at September 30, 2000. See Note 8 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated by reference).

         There are restrictions on OAC's ability to make certain restricted payments, including dividends under the Indenture governing OAC's 11.5% Redeemable Notes. As of September 30, 2000, OAC was permitted to make restricted payments of approximately $2,500.

         At September 30, 2000, the Company had commitments of $13,866 related to the funding of construction loans. Management believes that the Company has adequate resources to fund all such unfunded commitments to the extent required and that substantially all of such unfunded commitments will be funded during 2000. See Note 10 to the Interim Consolidated Financial Statements included in
Item 1 herein (which is incorporated herein by reference).

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

REGULATORY CAPITAL AND OTHER REQUIREMENTS

         See Note 8 to the Interim Consolidated Financial Statements included in
Item 1 herein (which is incorporated by reference).

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         (Dollars in Thousands)
--------------------------------------------------------------------------------


ASSET AND LIABILITY MANAGEMENT

         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is the objective of the Company to attempt to control risks associated with interest rate and foreign currency exchange rate movements. In general, management's strategy is to match asset and liability balances within maturity categories and to manage foreign currency rate exposure related to its investments in non-U.S. dollar functional currency operations in order to limit the Company's exposure to earnings variations and variations in the value of assets and liabilities as interest rates and foreign currency exchange rates change over time. The Company's asset and liability management strategy is formulated and monitored by the Asset/Liability Management Committee ( the "Committee"), which is composed of directors and officers of the Company, in accordance with policies approved by the Board of Directors of the Company. The Committee meets to review, among other things, the sensitivity of the Company's assets and liabilities to interest rate changes and foreign currency exchange rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities of investments and borrowings. The Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         (Dollars in Thousands)
--------------------------------------------------------------------------------


         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at September 30, 2000. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, performing discount loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature,
(ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, (iv) NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies of each such category of deposit by the Company, and (v) escrow deposits and other non-interest bearing checking accounts, which amounted to $72,496 at September 30, 2000, are excluded. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                               September 30, 2000
                                                     ------------------------------------------------------------------------
                                                        Within        Four to       More Than
                                                         Three         Twelve      One Year to    Three Years
                                                        Months         Months      Three Years      and Over        Total
                                                     ------------   ------------   ------------   ------------   ------------
RATE-SENSITIVE ASSETS:
  Interest-earning deposits.......................   $     16,422   $         --   $         --   $         --   $     16,422
  Federal funds sold..............................        179,000             --             --             --        179,000
  Trading securities..............................        107,536        226,943         77,835         83,981        496,295
  Loans available for sale (1)....................            368          6,047          3,289          2,619         12,323
  Investment securities, net......................         13,257             --             --             --         13,257
  Loan portfolio, net (1).........................         77,439         23,370          8,780          5,514        115,103
  Discount loan portfolio, net....................        123,860        289,774        161,635        126,672        701,941
  Match funded loans and securities...............          6,986         44,530         36,286         36,098        123,900
                                                     ------------   ------------   ------------   ------------   ------------
   Total rate-sensitive assets....................        524,868        590,664        287,825        254,884      1,658,241
                                                     ------------   ------------   ------------   ------------   ------------
RATE-SENSITIVE LIABILITIES:
  NOW and money market checking deposits..........         11,461            179            383            996         13,019
  Savings deposits................................            150            190            375            668          1,383
  Certificates of deposit.........................        398,004        438,328        542,217        139,193      1,517,742
                                                     ------------   ------------   ------------   ------------   ------------
  Total interest-bearing deposits.................        409,615        438,697        542,975        140,857      1,532,144
  Securities sold under agreements to repurchase..          5,692             --             --             --          5,692
  Bond-match funded loan agreements...............         80,897         19,858         11,360          2,572        114,687
  Obligations outstanding under lines of credit...        135,644             --             --             --        135,644
  Notes, debentures and other.....................          6,235             --             --        267,327        273,562
                                                     ------------   ------------   ------------   ------------   ------------
   Total rate-sensitive liabilities...............        638,083        458,555        554,335        410,756      2,061,729
                                                     ------------   ------------   ------------   ------------   ------------
Interest rate sensitivity gap excluding financial
  instruments.....................................       (113,215)       132,109       (266,510)      (155,872)      (403,488)
FINANCIAL INSTRUMENTS:
Interest rate swaps...............................         59,000        (59,000)            --             --             --
Swaption and put option contracts.................              3            136             --             --            139
Futures contracts.................................          5,800             --             --         (5,800)            --
Interest rate caps................................             --             --             --            821            821
Interest rate floors..............................             --             --             --             54             54
                                                     ------------   ------------   ------------   ------------   ------------
Total rate-sensitive financial instruments........         64,803        (58,864)            --         (4,925)         1,014
                                                     ------------   ------------   ------------   ------------   ------------
Interest rate sensitivity gap including financial
  instruments.....................................   $    (48,412)  $     73,245   $   (266,510)  $   (160,797)  $   (402,474)
                                                     ============   ============   ============   ============   ============

Cumulative interest rate sensitivity gap..........   $    (48,412)  $     24,833   $   (241,677)  $   (402,474)
                                                     ============   ============   ============   ============
Cumulative interest rate sensitivity gap as a
  percentage of total rate-sensitive assets.......         (2.92)%          1.50%        (14.57)%       (24.27)%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         (Dollars in Thousands)
--------------------------------------------------------------------------------


(1)      Balances have not been reduced for non-performing loans.

         The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates and hypothetical interest rate scenarios. An institution's NPV Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in that scenario by the present value of the institution's assets in that same scenario. The hypothetical scenarios are represented by immediate, permanent, parallel movements (shocks) in the term structure of interest rates of plus and minus 100, 200 and 300 basis points from the actual term structure observed at quarter end. The current NPV Ratio for each of the seven rate scenarios and the corresponding limits approved by the Board of Directors, and as applied to OCN, are as follows at September 30, 2000:

                                   Board Limits                 Current
Rate Shock in basis points     (minimum NPV Ratios)            NPV Ratios
--------------------------  --------------------------  -----------------------
           +300                       5.00%                      22.59%
           +200                       6.00%                      22.37%
           +100                       7.00%                      22.13%
            0                         8.00%                      21.87%
           -100                       7.00%                      21.65%
           -200                       6.00%                      21.45%
           -300                       5.00%                      21.25%

         The Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and NPV and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by the Board of Directors, and as applied to OCN. The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. The base interest rate scenario assumes interest rates at September 30, 2000. Actual results could differ significantly from the OCN results estimated in the following table:

                                           Estimated Changes in
                            ---------------------------------------------------
Rate Shock in basis points          Net Interest                 NPV
--------------------------  --------------------------  -----------------------
           +300                          1.19%                   0.79%
           +200                          0.80%                   0.64%
           +100                          0.40%                   0.41%
            0                            0.00%                   0.00%
           -100                         (0.40)%                 (0.16)%
           -200                         (0.80)%                 (0.24)%
           -300                         (1.19)%                 (0.34)%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         (Dollars in Thousands)
--------------------------------------------------------------------------------


         INTEREST RATE RISK MANAGEMENT. The Company utilizes interest rate swaps to protect against the decrease in value of a fixed-rate asset or the increase in borrowing cost from a short-term, fixed-rate liability, such as reverse repurchase agreements, in an increasing interest-rate environment. The Company had entered into interest rate swaps with an aggregate notional amount of $59,000 and $200,780 at September 30, 2000 and December 31, 1999, respectively.

         The Company entered into swaption and put option contracts and futures contracts to mitigate its interest rate exposure on anticipated future fundings related to certain of its investments in low-income housing tax credit interests. The Company had entered into European swaptions and put options with an aggregate notional amount of $14,500 and $20,900 at September 30, 2000 and December 31, 1999, respectively. The Company had entered into futures contracts with an aggregate notional amount of $5,800 and $19,000 at September 30, 2000 and December 31, 1999, respectively.

         In addition, the Company purchased amortizing Caps and Floors to hedge its interest rate exposure relating to its match funded loans and securities. The Company had entered into Caps and Floors with an aggregate notional amount of $145,883 and $38,772, respectively, at September 30, 2000, and Caps and Floors with an aggregate notional amount of $159,211 and $41,899, respectively, at December 31, 1999.

         See Note 7 to the Interim Consolidated Financial Statements included in
Item 1 herein (which is incorporated herein by reference) for additional disclosures regarding the Company's interest rate derivative financial instruments.

         FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT. The Company has entered into foreign currency derivatives to hedge its equity investment in Kensington, its investments in foreign subsidiaries which own residual interests backed by residential loans originated in the UK and in the shopping center located in Halifax, Nova Scotia.

         The Company's hedges the related foreign currency equity investment, the related investments in foreign subsidiaries, and the net exposures as of September 30, 2000 and December 31, 1999 were as follows.

                                            Investment             Hedge             Net Exposure
                                          --------------       --------------       --------------
SEPTEMBER 30, 2000:
Kensington.........................         $   28,437           $   29,775           $    1,338
UK residuals.......................         $   23,722           $   16,224           $   (7,498)
Nova Scotia Shopping Center........         $   21,861           $   21,627           $     (234)

DECEMBER 31, 1999:
Kensington.........................         $   36,215           $   38,632           $    2,217
UK residuals.......................         $   28,098           $   25,689           $    2,409
Nova Scotia Shopping Center........         $   14,844           $   16,389           $    1,545

         The net exposures are subject to gain or loss if foreign currency exchange rates fluctuate. See the "Foreign Currency Management" section of Note 7 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference) for additional disclosures regarding the Company's foreign currency derivative financial instruments.

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein are not, and certain statements contained in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period(s) or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "encourage," "estimate," "expect," "foresee," "intend," "in the event of," "may," "plan," "present," "propose," "prospect," "update," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although the Company believes the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, international, national, regional or local economic environments (particularly in the market areas where the Company operates), government fiscal and monetary policies (particularly in the market areas where the Company operates), prevailing interest or currency exchange rates, effectiveness of interest rate, currency and other hedging strategies, laws and regulations affecting financial institutions, investment companies and real estate (including regulatory fees, capital requirements, access for disabled persons and environmental compliance), uncertainty of foreign laws, competitive products, pricing and conditions (including from competitors that have significantly greater resources than the Company), credit, prepayment, basis, default, subordination and asset/liability risks, loan servicing effectiveness, ability to identify acquisitions and investment opportunities meeting the Company's investment strategy, the course of negotiations and the ability to reach agreement with respect to the material terms of any particular transaction, satisfactory due diligence results, satisfaction or fulfillment of agreed upon terms and conditions of closing or performance, the timing of transaction closings, software integration, development and licensing, damage to the company's computer equipment and the information stored its data centers, availability of and costs associated with obtaining adequate and timely sources of liquidity, ability to repay or refinance indebtedness (at maturity or upon acceleration), to meet collateral calls by lenders (upon re-valuation of the underlying assets or otherwise), to generate revenues sufficient to meet debt service payments and other operating expenses, availability of discount loans for purchase, size of, nature of and yields available with respect to the secondary market for mortgage loans, financial, securities and securitization markets in general, adequacy of allowances for loan losses, changes in real estate conditions (including liquidity, valuation, revenues, rental rates, occupancy levels and competing properties), adequacy of insurance coverage in the event of a loss, other factors generally understood to affect the real estate acquisition, mortgage, servicing and leasing markets, securities investments and the software and technology industry, and other risks detailed from time to time in the Company's reports and filings with the Commission, including its periodic reports on Forms 10-Q, 8-K and 10-K and Exhibit 99.1, titled Risk Factors, to the Company's Form 10-K for the year ended December 31, 1999. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company does not undertake, and specifically disclaims any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Part II - Other Information


Item 1.  Legal Proceedings.

         See "Note 7: Commitments and Contingencies" of the Company's Consolidated Financial Statements.


Item 4.  Submissions of Matters to a Vote of Security Holders.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)            EXHIBITS.

       2.1         Agreement of Merger dated as of July 25, 1999 among Ocwen
                     Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
       3.1         Amended and Restated Articles of Incorporation (2)
       3.2         Amended and Restated Bylaws (3)
       4.0         Form of Certificate of Common Stock (2)
       4.1         Form of Indenture between the Company and Bank One, Columbus,
                     NA as Trustee (2)
       4.2         Form of Note due 2003 (included in Exhibit 4.1) (2)
       4.3         Certificate of Trust of Ocwen Capital Trust I (4)
       4.4         Amended and Restated Declaration of Trust of Ocwen Capital
                     Trust I (4)
       4.5         Form of Capital Security of Ocwen Capital Trust I (5)
       4.6         Form of Indenture relating to 10.875% Junior Subordinated
                     Debentures due 2027 of the Company (4)
       4.7         Form of 10.875% Junior Subordinated Debentures due 2027 of
                     the Company (5)
       4.8         Form of Guarantee of the Company relating to the Capital
                     Securities of Ocwen Capital Trust I (4)
       4.9         Form of Indenture between the Company and The Bank of New
                     York as Trustee (6)
       4.10        Form of Subordinated Debentures due 2005 (6)
       4.11        Form of Indenture between OAC and Norwest Bank Minnesota,
                     National Association, as Trustee thereunder for the 11.5% Redeemable Notes due 2005 (7)
      10.1         Ocwen Financial Corporation 1996 Stock Plan for Directors, as
                     amended (8)
      10.2         Ocwen Financial Corporation 1998 Annual Incentive Plan (9)
      10.3         Amended and Restated Loan Agreement, dated as of June 10,
                     1998, among, inter alia, OAIC California Partnership, L.P., OAIC California Partnership II, L.P., Salomon Brothers Realty Corp. and LaSalle National Bank (10)
      10.4         Compensation and Indemnification Agreement, dated as of May
                     6, 1999, between OAC and the independent committee of the Board of Directors (11)
      10.5         Second Amendment to Guarantee of Payment, dated as of July 9,
                     1999, between Salomon Brothers Realty Corp. and Ocwen Partnership, L.P. (11)
      10.6         Indemnity agreement, dated August 24, 1999, among OCN and
                     OAC's Board of directors (12)
      10.7         Amended Ocwen Financial Corporation 1991 Non-Qualified Stock
                     Option Plan, dated October 26, 1999 (12)
      10.8         First Amendment to Agreement, dated March 30, 2000, between
                     HCT Investments, Inc. and OAIC Partnership I, L. P. (13)
      27.1         Financial Data Schedule for the three months ended September
                     30, 2000 (filed herewith)
      99.1         Risk factors (13)


(1) Incorporated by reference from the similarly described exhibit included with the Registrant's Current Report on Form 8-K filed with the Commission on July 26, 1999.

Part II - Other Information


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

(7) Incorporated by reference from OAC's Registration Statement on Form S-4 (File No. 333-64047), as amended, declared effective by the Commission on February 12, 1999.

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

(10) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

(11) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(12) Incorporated by reference from the similarly described exhibit included with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(13) Incorporated by reference from the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

    (b)   REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED SEPTEMBER 30, 2000.

         (1) A Form 8-K was filed by the Company on August 11, 2000 which contained a news release announcing the Company's financial results for the three and six months ended June 30, 2000.

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

Date:  November 14, 2000