Form 10-K
period 2000-12-31
OCWEN FINANCIAL CORP
filed 2001-03-30
CIK 873860

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from: __________________to __________________

                           Commission File No. 0-21341

                           OCWEN FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Florida                                                 65-0039856
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

    1675 Palm Beach Lakes Boulevard
        West Palm Beach, Florida                                        33401
---------------------------------------                               ----------
(Address of principal executive office)                               (Zip Code)

                                 (561) 682-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par Value                New York Stock Exchange (NYSE)
----------------------------         -------------------------------------------
   (Title of each class)             (Name of each exchange on which registered)


  Securities registered pursuant to Section 12 (g) of the Act: Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Common Stock, $.01 par value, held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the NYSE as of the close of business on March 9, 2001: $354,631,433 (for purposes of this calculation affiliates include only directors and executive officers of the registrant).

Number of shares of Common Stock, $.01 par value, outstanding as of March 9, 2001: 67,152,363 shares

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareholders for fiscal year ended December 31, 2000 are incorporated by reference into Part I, Items 1 and 3, and Part II, Items 5-8, and portions of the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held on May 17, 2001, and as filed with the Commission on or about March 30, 2001, are incorporated by reference into Part III, Items 10-13.
================================================================================

                           OCWEN FINANCIAL CORPORATION
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.     Business......................................................    5
              General.....................................................    5
              Business Acquisitions and Dispositions......................    5
              Segments....................................................    6
                Single Family Residential Discount Loans..................    6
                Commercial Loans..........................................    7
                Domestic Residential Mortgage Loan Servicing..............    8
                Investments in Low-Income Housing Tax Credit Interests....    9
                OTX.......................................................   10
                Commercial Real Estate....................................   11
                UK Operations.............................................   11
                Domestic Subprime Single Family Residential Lending.......   11
                Unsecured Collections.....................................   12
                Ocwen Realty Advisors.....................................   12
                Corporate Items and Other.................................   12
              Sources of Funds............................................   13
              Risk Factors................................................   14
              Competition.................................................   14
              Subsidiaries................................................   14
              Employees...................................................   14
              Regulation..................................................   14
                The Company...............................................   15
                The Bank..................................................   16
              Federal Taxation............................................   21
              State Taxation..............................................   21

Item 2.     Properties....................................................   22

Item 3.     Legal Proceedings.............................................   22

Item 4.     Submission of Matters to a Vote of Security Holders...........   22

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
             Stockholder Matters..........................................   23

Item 6.     Selected Consolidated Financial Data..........................   23

Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................   23

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk....   23

Item 8.     Financial Statements and Supplementary Data...................   23

                           OCWEN FINANCIAL CORPORATION
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                            PAGE
                                                                            ----

Item 9.     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.....................................   23

                                    PART III

Item 10.    Directors and Executive Officers of Registrant................   24

Item 11.    Executive Compensation........................................   24

Item 12.    Security Ownership of Certain Beneficial Owners and
             Management...................................................   24

Item 13.    Certain Relationships and Related Transactions................   24

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.....................................................   25

            Signatures....................................................   28


FORWARD-LOOKING STATEMENTS

         Certain statements contained herein are not, and certain statements contained in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period(s) or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "estimate," "expect," "foresee," "intend," "in the event of," "may," "plan," "propose," "prospect," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although the Company believes the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, international, national, regional or local economic environments (particularly in the market areas where the Company operates), government fiscal and monetary policies (particularly in the market areas where the Company operates), prevailing interest or currency exchange rates, effectiveness of interest rate, currency and other hedging strategies, laws and regulations affecting financial institutions, investment companies and real estate (including regulatory fees, capital requirements, access for disabled persons and environmental compliance), uncertainty of foreign laws, competitive products, pricing and conditions (including from competitors that have significantly greater resources than the Company), credit, prepayment, basis, default, subordination and asset/liability risks, loan servicing effectiveness, ability to identify acquisitions and investment opportunities meeting the Company's investment strategy, the course of negotiations and the ability to reach agreement with respect to the material terms of any particular transaction, satisfactory due diligence results, satisfaction or fulfillment of agreed upon terms and conditions of closing or performance, the timing of transaction closings, software integration, development and licensing, change to the Company's computer equipment and the information stored in its data centers, availability of and costs associated with obtaining adequate and timely sources of liquidity, ability to repay or refinance indebtedness (at maturity or upon acceleration), to meet collateral calls by lenders (upon re-valuation of the underlying assets or otherwise), to generate revenues sufficient to meet debt service payments and other operating expenses, availability of discount loans and servicing rights for purchase, size of, nature of and yields available with respect to the secondary market for mortgage loans, financial, securities and securitization markets in general, allowances for loan losses, changes in real estate conditions (including liquidity, valuation, revenues, rental rates, occupancy levels and competing properties), adequacy of insurance coverage in the event of a loss, other factors generally understood to affect the real estate acquisition, mortgage, servicing and leasing markets, securities investments and the software and technology industry, and other risks detailed from time to time in the Company's reports and filings with the Commission, including its Registration Statements on Forms S-1 and S-3 and periodic reports on Forms 10-Q, 8-K and 10-K and
Exhibit 99.1, Risk Factors (filed herewith). Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                     PART I

ITEM 1.  BUSINESS  (DOLLARS IN THOUSANDS)

GENERAL

         Ocwen Financial Corporation ("OCN" or the "Company") is a financial services company headquartered in West Palm Beach, Florida. The Company's primary businesses are the servicing and resolution of subperforming and nonperforming residential and commercial mortgage loans, as well as the related development of loan servicing technology and business-to-business e-commerce solutions for the mortgage and real estate industries.

         The Company is a Florida corporation which was organized in February 1988 in connection with its acquisition of Ocwen Federal Bank FSB (the "Bank"). The Company is a registered savings and loan holding company subject to regulation by the Office of Thrift Supervision (the "OTS"). The Bank is a wholly owned subsidiary of the Company and is also subject to regulation by the OTS, as its chartering authority, and by the Federal Deposit Insurance Corporation ("FDIC"), as a result of its membership in the Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits to the maximum extent permitted by law. The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and currently is a member of the Federal Home Loan Bank ("FHLB") of New York, one of the 12 regional banks which comprise the FHLB System.

         The Company's business activities in recent years reflect a change in strategic direction from capital-intensive lines of business to fee-based lines of business such as mortgage loan servicing and developing technology solutions for the mortgage and real estate industries.

BUSINESS ACQUISITIONS AND DISPOSITIONS

         On November 22, 2000, the Company sold its minority investment in Kensington Group plc ("Kensington"), an originator of subprime residential mortgages in the United Kingdom ("UK"), for the pound sterling equivalent of approximately $48,600, net of stamp duty and other fees. The Company had purchased 36.07% of the total outstanding common stock of Kensington in February 1998. See "Segments - UK Operations."

         On October 7, 1999, Ocwen Acquisition Company, an indirect wholly-owned subsidiary of OCN, merged with (the "Merger") and into Ocwen Asset Investment Corp. ("OAC"). OAC was a real estate investment company that invested in several categories of real estate and real estate related assets. Prior to the Merger, the Company, through Investors Mortgage Insurance Holding Company, owned 8.12% of the outstanding common stock of OAC and 8.71% of the outstanding partnership units of Ocwen Partnership L.P. ("OPLP"). OPLP is the operating partnership subsidiary of OAC. In accordance with the terms of the Merger, OAC shareholders (except for OCN or its subsidiaries) received 0.71 shares of OCN stock for each outstanding share of OAC common stock, and a total of 12,371,750 shares of OCN stock at a value of $96,809 were issued to OAC shareholders. The Merger, which resulted in OCN acquiring the remaining interest in OAC, reflected an aggregate purchase price of $101,271, including direct costs of the acquisition. The Merger was accounted for as a purchase, and the purchase price was allocated to OAC's assets and liabilities based on their fair market values, resulting in $60,042 of excess of net assets acquired over the purchase price.

         On September 30, 1999, the Company sold all the shares of its wholly-owned subsidiary, Ocwen UK plc ("Ocwen UK"), to Malvern House Acquisition Limited for the pound sterling equivalent of $122,101 in cash. Ocwen UK was originally formed to acquire the UK mortgage loan portfolio and residential subprime mortgage loan origination and servicing operations of Cityscape Financial Corp. ("Cityscape UK") in April 1998. See "Segments - UK Operations."

         On June 2, 1999, Ocwen Technology Xchange ("OTX"), a wholly-owned subsidiary of OCN, acquired the assets of Synergy Software, LLC ("Synergy"), a developer of commercial and multifamily mortgage servicing systems for $10,000, of which $5,000 has been paid and $5,000 is a holdback which will be released over time if certain performance objectives are attained. The acquisition was accounted for as a purchase. See "Segments - OTX."

         On January 20, 1998, the Company acquired DTS Communications, Inc. ("DTS"), a real estate technology company located in San Diego, California, for a purchase price of $13,025 in cash, common stock of the Company and repayment of certain indebtedness. The acquisition was accounted for as a purchase. DTS has developed technology tools to automate real estate transactions. DTS is a wholly-owned subsidiary of OTX. See "Segments - OTX."

         On November 6, 1997, the Company acquired AMOS, Inc. ("AMOS"), a Connecticut-based company engaged primarily in the development of residential mortgage loan servicing software. The acquisition was accounted for as a purchase. The aggregate purchase price was $9,718, including $4,815 that is contingent on AMOS meeting certain software development performance criteria. AMOS is a wholly-owned subsidiary of OTX. See "Segments - OTX."

SEGMENTS

         The Company's business segments consist of the following: (i) single family residential discount loan acquisition and resolution activities, including real estate owned; (ii) commercial loan activities, including commercial discount loans and real estate owned; (iii) servicing of domestic residential mortgage loans for others; (iv) investments in low-income housing tax credit interests (v) technology, which is conducted through OTX and its subsidiaries; (vi) commercial real estate; (vii) United Kingdom ("UK") operations; (viii) domestic subprime single family residential lending; (ix) unsecured collections; (x) Ocwen Realty Advisors ("ORA"); and (xi) corporate items and other.

         Segment activity in recent years reflects growth in the domestic loan servicing segment, continued investment in the development of new technology products at OTX, an exit from the subprime loan origination business, both in the US and the UK, the cessation of commercial and multi-family loan origination activity and the acquisition of OAC. This activity reflects the Company's transition in business strategy from capital-intensive businesses to fee-based businesses.

SINGLE FAMILY RESIDENTIAL DISCOUNT LOANS

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

         The volume of discount loan acquisitions has declined in recent years, primarily because of two factors: the strength of the domestic economy, which has led to a decline in the volume of nonperforming loans being brought to the market; and the Company's change in strategic direction from capital intensive lines of business to fee-based businesses.

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

         RESOLUTION OF DISCOUNT LOANS. After a discount loan is acquired, the Company utilizes its information technology software systems, including OTX's residential loan servicing system REAL-e(TM), to resolve the loan as expeditiously as possible in accordance with specified procedures. The various resolution alternatives generally include the following: (i) the borrower brings the loan current in accordance with original or modified terms; (ii) the borrower repays the loan or a negotiated amount of the loan; (iii) the borrower agrees to deed the property to the Company in lieu of foreclosure, in which case it is classified as real estate owned and held for sale by the Company; or (iv) the Company forecloses on the loan and the property is acquired at the foreclosure sale either by a third party or by the Company, in which case it is classified as real estate owned and held for sale by the Company. In addition, in the case of single family residential loans, assistance is provided to borrowers in the form of forbearance agreements under which the borrower either makes a monthly payment less than or equal to the original monthly payment or makes a monthly payment more than the contractual monthly payment to make up for arrearages.

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

         SALE OF DISCOUNT LOANS. From time to time the Company has sold performing discount loans either on a whole loan basis or indirectly through the securitization of such loans and sale of the mortgage-related securities backed by them. During the third quarter of 1999, the Company made a strategic decision to structure future securitizations as financing transactions, which will preclude the use of gain-on-sale accounting. There were no securitizations of loans executed by the Company during 2000 or the second half of 1999.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 14 to 15 and "Note 32: Business Segment Reporting" on pages 113 to 115 of the Company's 2000 Annual Report to Shareholders (the "Annual Report to Shareholders") and is incorporated herein by reference.

COMMERCIAL LOANS

         Commercial loan activities include both discount loans and originated loans. See "Single Family Residential Discount Loans" above for a discussion regarding discount loan acquisition, resolution and sale activities, including commercial. A discussion regarding commercial loans originated by the Company follows.

         The Company's investment in multi-family residential and commercial real estate loans have declined significantly during 1999 and 2000, reflecting the Company's decision to cease the origination of such loans. The Company's lending activities have historically included the acquisition of loans secured by commercial real estate, particularly loans secured by hotels and office buildings, which the Company began originating in late 1994 and late 1995, respectively. Commercial real estate loans have also been made to finance the purchase and refinance of commercial properties, the refurbishment of distressed properties and the construction of hotels. Additionally, the Company has originated loans for the construction of multi-family residences, as well as bridge loans to finance the acquisition and rehabilitation of distressed multi-family residential properties.

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

         In addition to stated interest, certain of the multi-family residential and commercial real estate loans originated by the Company include provisions pursuant to which the borrower agrees to pay the Company as additional interest on the loan an amount based on specified percentages of the net cash flow from the property during the term of the loan and/or the net proceeds from the sale or refinancing of the property upon maturity of the loan. Participating interests have also been obtained in the form of additional fees which must be paid by the borrower in connection with a prepayment of the loan, generally after an initial lock-out period during which prepayments are prohibited. The fees which could be payable by a borrower during specified periods of the loan consist of either fixed exit fees or yield maintenance payments, which are required to be paid over a specified number of years after the prepayment and are intended to increase the yield to the Company on the proceeds from the loan payoff to a level which is comparable to the yield on the prepaid loan.

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

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 14 to 15 and "Note 32: Business Segment Reporting" on pages 113 to 115 of the Company's 2000 Annual Report to Shareholders (the "Annual Report to Shareholders") and is incorporated herein by reference.

DOMESTIC RESIDENTIAL MORTGAGE LOAN SERVICING

         In connection with the securitization and sale of loans, the Company generally retained the rights to service such loans for investors. More recently, the Company also purchased mortgage servicing rights, which are recorded at the amount paid.

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

         The Company continues to grow and develop its servicing business as part of its change in strategic focus from capital intensive to fee-based businesses. As a result, the Company has seen steady growth in the average unpaid principal balance of loans serviced for others from $7,998,093 during 1998 to $10,798,857 during 2000. In 2001, the Company will be boarding approximately an additional $1,027,600 of loans under a servicing agreement that was concluded on December 31, 2000 and approximately an additional $3,184,200 of loans under a servicing agreement that was concluded on January 11, 2001.

         The Company's loan servicing operations are conducted out of its 125,000 square foot national servicing center in Orlando, Florida. The service center has capacity to house 900 employees per shift handling customer contact on up to one million loans.

         In December 1999, OCN announced a joint venture with independent Italian loan servicer, FBS SpA, to service mortgage loans in Italy. The new joint venture gives OCN 50% ownership in a newly formed company, Ocwen FBS SpA.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 14 to 15 and "Note 32: Business Segment Reporting" on pages 113 to 115 of the Company's 2000 Annual Report to Shareholders (the "Annual Report to Shareholders") and is incorporated herein by reference.

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

         During 2000, the Company began reducing its investment in low-income housing tax credit interests both as part of its change in strategic focus away from capital intensive lines of business and because the volume of tax credits being generated was exceeding its ability to utilize them effectively. As a result, the Company has sold or has entered into agreements to sell the majority of the properties that represent its investment in such interests. The Company will continue to develop those projects that are currently under construction, which may also be sold in the future.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 14 to 15 and "Note 32: Business Segment Reporting" on pages 113 to 115 of the Company's 2000 Annual Report to Shareholders (the "Annual Report to Shareholders") and is incorporated herein by reference.

OTX

         OTX, which was formed in 1998, designs software solutions for mortgage and real estate transactions, provides business-to-business e-commerce solutions via the Internet for the mortgage and real estate industries, and also provides implementation, integration and consulting services related to its software and internet products. OTX's principal products are REALTrans(SM), REAL-e(SM) and REALSynergy(TM).

         The Company's acquisition of DTS and its product in 1998 served as the basis for the REALTrans system, an internet-based mortgage loan processing application and vendor management system that facilitates the electronic ordering, tracking and fulfillment of mortgage and real estate products and services. It automates the mortgage process, eliminating duplicate manual data entry, reducing errors and speeding delivery time. It also provides a task-based workflow management system, allowing users to track the progress of all tasks and vendor requests required to fulfill an order from any location, at any time. REALTrans also provides for bulk order management that allows customers to order real estate documents and services for an entire portfolio of loans.

         The Company's acquisition of AMOS, Inc. and its products in 1997 became the basis for the REAL-e software, a Microsoft(R) Windows(R)-based, residential loan-servicing platform that manages the entire servicing life cycle of single family loans. The REAL-e software was developed through years of experience in the loan servicing industry. It provides powerful workflow management capability, leading to increased effectiveness and lower operational costs, and it integrates with the Internet, call center telephony and data warehouse technology. It can be implemented in its entirety or as a series of modules, including Loan Servicing, Collections, Loss Mitigation, Default Loan Management, REO Management, Construction Loan Servicing and Single Family Bond Series Tracking. The table-driven architecture of REAL-e permits workflow customization by users without requiring support from their information technology staffs. REAL-e was fully implemented by the Bank on January 1, 2001. The Bank has used REAL-e since that time as the platform for managing both its own portfolio of single family residential mortgage loans and the loans that it services for third parties.

         The acquisition of Synergy's product in 1999 was the basis for the REALSynergy software, an advanced, Windows-based full-service commercial and multi-family loan servicing software. It handles virtually any loan structure, including complex remittance requirements, monitors multiple properties for each loan, tracks building and site information reports, details extensive appraisal summaries, and includes dynamic, easy-to-use contact management, call tracking and task management capabilities. REALSynergy and its MS-DOS(R)-based predecessor, AMICUS, represent one of the most widely used commercial and multi-family loan servicing systems in the country.

         The losses incurred by OTX to date reflect OCN's continuing efforts to develop and market OTX and its suite of technology products.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 14 to 15 and "Note 32: Business Segment Reporting" on pages 113 to 115 of the Company's 2000 Annual Report to Shareholders (the "Annual Report to Shareholders") and is incorporated herein by reference.

COMMERCIAL REAL ESTATE

         The Company entered the commercial real estate business largely as a result of its acquisition of OAC in 1999. OAC had followed a strategy that sought to capitalize on inefficiencies in the real estate markets by investing in distressed commercial and multi-family real properties, including properties acquired by a mortgage lender at foreclosure (or through deed in lieu of foreclosure), as well as in properties that were environmentally distressed or located outside the United States. Most of the properties purchased as part of this strategy were in markets, such as San Francisco, that were characterized by limited new supply and barriers to entry as a result of government regulation of development and lack of developable land.

         The properties acquired were substantially renovated, including tenant improvements and improvements to lobbies and other public areas. The Company also upgraded mechanical, HVAC, electrical, fire and life/safety systems and made other improvements necessary to comply with the Americans with Disabilities Act of 1990. As a result of these improvements, the Company has been able to increase occupancy rates greatly while at the same time significantly increasing average rents.

         The enhanced cash flow and improved physical condition of the properties has increased market values and marketability for most properties. As a result, the Company has been able to successfully market and sell several of the properties at gains. As of December 31, 2000, the Company was actively marketing two of its four remaining properties, one of which was sold in January 2001.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 14 to 15 and "Note 32: Business Segment Reporting" on pages 113 to 115 of the Company's 2000 Annual Report to Shareholders (the "Annual Report to Shareholders") and is incorporated herein by reference.

UK OPERATIONS

         The Company completed its exit from the UK subprime loan origination business in 2000 with the sale of Kensington on November 22, 2000 for a pretax gain of $20,025. The Company had entered the UK subprime residential mortgage market in 1998 through the acquisition of 36.07% of the total outstanding common stock of Kensington on February 25, 1998 for $45,858. The Company's investment was accounted for under the equity method. Kensington is an originator of subprime residential mortgages in the UK. The Company's investment at December 31, 1999 represented 35.84% of Kensington's total outstanding common stock.

         On September 30, 1999, the Company sold all the shares of Ocwen UK and recorded a pretax gain on sale of $50,371. On April 24, 1998, the Company, through its then wholly-owned subsidiary Ocwen UK, had acquired substantially all of the assets, and certain liabilities, of Cityscape UK. The Company acquired Cityscape UK's mortgage loan portfolio and its residential subprime mortgage loan origination and servicing businesses for the pound sterling equivalent of $421,326 and assumed $12,393 of Cityscape UK's liabilities. The acquisition was accounted for as a purchase.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 14 to 15 and "Note 32: Business Segment Reporting" on pages 113 to 115 of the Company's 2000 Annual Report to Shareholders (the "Annual Report to Shareholders") and is incorporated herein by reference.

DOMESTIC SUBPRIME SINGLE FAMILY RESIDENTIAL LENDING

         In August 1999, the Company closed its domestic subprime residential loan origination offices and reassigned or terminated employees who were involved in loan origination and related management and support functions. Since late 1994, the Company's lending activities had included the origination and purchase of domestic single family residential loans to borrowers who because of prior credit problems, the absence of a credit history or other factors are unable or unwilling to qualify as borrowers for a single family residential loan under guidelines of the FNMA and the FHLMC ("conforming loans") and who have substantial equity in the properties which secure the loans.

         Through 1996, the Company had acquired subprime single family residential loans primarily through a correspondent relationship with Admiral Home Loan ("Admiral") and, to a lesser extent, correspondent relationships with three other financial services companies. Correspondent institutions originated loans based on guidelines provided by the Company and promptly sold the loans to the Company on a servicing-released basis.

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

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 14 to 15 and "Note 32: Business Segment Reporting" on pages 113 to 115 of the Company's 2000 Annual Report to Shareholders (the "Annual Report to Shareholders") and is incorporated herein by reference.

UNSECURED COLLECTIONS

         In 1998, the Company began acquiring charged-off unsecured credit card receivables at a discount. Collections of unsecured credit card receivables are accounted for under the cost recovery method, whereby revenue is recognized only to the extent that collections have exceeded original cost. The Company's contractual obligations to acquire these receivables expired June 2000. No purchases were made in the third and fourth quarters of 2000 and no future purchases are contemplated at this time. This business segment also provides collection services for third party mortgage investors as well as for the Company's own portfolio of loans.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 14 to 15 and "Note 32: Business Segment Reporting" on pages 113 to 115 of the Company's 2000 Annual Report to Shareholders (the "Annual Report to Shareholders") and is incorporated herein by reference.

OCWEN REALTY ADVISORS

         As part of its strategic focus on fee-based businesses, the Company established Ocwen Realty Advisors ("ORA") in 1999 as a new division within the Company. ORA provides valuation services to external customers in the wholesale lending community as well as due diligence and research analysis for the Company's own commercial and residential real estate transactions.

         An important part of the process of acquiring and managing mortgage loans portfolios is the accurate review and analysis of the collateral offered as security for the loans. ORA not only provides traditional valuation products such as appraisals and broker price opinions, it also employs proprietary Internet-based valuation models and other alternative valuation products that can more precisely meet the specific risk management needs of its customers.

         ORA also monitors the state of the economy in 60 of the largest U.S real estate markets. The resulting data allows ORA to assist customers in making loan decisions in riskier markets and in timing loan and asset dispositions. ORA can customize reports down to the specific property level to fit the needs of a customer.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 14 to 15 and "Note 32: Business Segment Reporting" on pages 113 to 115 of the Company's 2000 Annual Report to Shareholders (the "Annual Report to Shareholders") and is incorporated herein by reference.

CORPORATE ITEMS AND OTHER

         Corporate items and other consists primarily of extraordinary gains on repurchases of debt, individually insignificant business activities, amounts not allocated to the operating segments, distributions on the Company's 10-7/8% Capital Trust Securities, transfer pricing mismatches and other general corporate expenses.

         Corporate items and other also includes the results of the securities portfolio, whether available for sale, trading or held for investment, other than subprime residuals and subordinate interests (which have been included in the related business activity). The investment policy of the Company, which is established by the Investment Committee and approved by the Board of Directors, is designed primarily to provide a portfolio of diversified instruments while seeking to optimize net interest income within acceptable limits of interest rate risk, credit risk and liquidity.

         On July 27, 1998, the Company sold its entire portfolio of AAA-rated agency interest-only securities ("IOs") at book value. As a result of an increase in prepayment speeds due to declining interest rates, the Company recorded significant impairment charges on the IOs in 1998 prior to the sale resulting from the Company's decision to discontinue this investment activity and write down the book value. The AAA-rated agency IOs consisted of IOs, which are classes of mortgage-related securities that are entitled to payments of interest but no (or only nominal) principal, and inverse IOs, which bear interest at a floating rate that varies inversely with (and often at a multiple of) changes in a specified index.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 14 to 15 and "Note 32: Business Segment Reporting" on pages 113 to 115 of the Company's 2000 Annual Report to Shareholders (the "Annual Report to Shareholders") and is incorporated herein by reference.

SOURCES OF FUNDS

         GENERAL. Deposits, FHLB advances, reverse repurchase agreements, lines of credit, and maturities and payments of principal and interest on loans and securities, proceeds from the sales thereof and servicing fees currently are the principal sources of funds for use in the Company's investment and lending activities and for other general business purposes. Management of the Company closely monitors rates and terms of competing sources of funds on a regular basis and generally utilizes the sources which are the most cost effective.

         DEPOSITS. A significant source of deposits for the Company is brokered certificates of deposit obtained primarily through national investment banking firms which, pursuant to agreements with the Company, solicit funds from their customers for deposit with the Company ("brokered deposits"). In addition, during 1995, the Company commenced a program to obtain certificates of deposit from customers of regional and local investment banking firms which are made aware of the Company's products by the Company's direct solicitation and marketing efforts. The Company also solicits certificates of deposit from institutional investors and high net worth individuals identified by the Company. The Company's brokered deposits are reported net of unamortized deferred fees, which have been paid to investment banking firms.

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

         In addition to brokered and other wholesale deposits, the Company obtains deposits from its office located in New Jersey. These deposits include non-interest bearing checking accounts, NOW and money market checking accounts, savings accounts and certificates of deposit and are obtained through advertising, walk-ins and other traditional means. At December 31, 2000, the deposits which were allocated to this office comprised approximately 11% of the Company's total deposits.

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

         The Company's borrowings also include lines of credit, notes, subordinated debentures, bonds-match funded agreements and other interest-bearing obligations.

         OTHER. Additional information on the Company's sources of funds appears under the captions "Liquidity, Commitments and Off-Balance Sheet Risks" on pages 58 to 59, "Deposits" on pages 51 to 52, "Note 18: Deposits" on pages 95 to 96, "Note 19: Bonds - Match Funded Agreements" on page 96, "Note 20: Lines of Credit and Other Short-Term Borrowings" on pages 96 to 97 and "Note 21: Notes, Debentures and Other Interest-Bearing Obligations" on pages 97 to 98 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.

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

EMPLOYEES

         At December 31, 2000 the Company had 1,217 full time employees. The employees are not represented by a collective bargaining agreement. Management considers the Company's employee relations to be satisfactory.

REGULATION

         Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, the business, financial condition and prospects of the Company can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over the Company and the Bank, such as the OTS and the FDIC, which insures up to legal limits deposits placed at the bank. The effect of such statutes, regulations and other pronouncements and policies can be significant, cannot be predicted with a high degree of certainty and can change over time. Moreover, such statutes, regulations and other pronouncements and policies are intended to protect depositors and the insurance funds administered by the FDIC and not stockholders or holders of indebtedness which are not insured by the FDIC.

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

         ACTIVITIES RESTRICTION. There are generally no restrictions on the activities of a savings and loan holding company, such as the Company, that held only one savings institution subsidiary as of May 4, 1999. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as are deemed necessary to address such risk, including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test set forth in OTS regulations, then such unitary holding company shall after one year be subject to the restrictions applicable to a bank holding company. See "The Bank-Qualified Thrift Lender Test."

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

         The business and affairs of the Bank are regulated in a variety of ways. Regulations apply to, among other things, insurance of deposit accounts, capital ratios, payment of dividends, liquidity requirements, the nature and amount of the investments that the Bank may make, transactions with affiliates, community and consumer lending laws, internal policies and controls, reporting by and examination of the Bank and changes in control of the Bank, as well as subsidiaries established by the Bank.

         INSURANCE OF ACCOUNTS. Pursuant to legislation enacted in September 1996, a fee was required to be paid by all SAIF-insured institutions at the rate of $0.657 per $100 of deposits held by such institutions at March 31, 1995. The money collected recapitalized the SAIF reserve to the level of 1.25% of insured deposits as required by law for this assessment. The recapitalization of the SAIF has resulted in lower deposit insurance premiums for most SAIF-insured financial institutions, including the Bank.

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

         OTS has adopted an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of determining whether it has met the risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. Although the final rule was originally scheduled to be effective as of January 1994, the OTS has indicated that it will delay invoking its interest rate risk rule until appeal procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. Management of the Company does not believe that the adoption of an interest rate risk component to the risk-based capital requirement will adversely affect the Bank if it becomes effective in its current form.

         The OTS minimum core capital ratio provides that only those institutions with Uniform Financial Institution Rating System ("UFIRS") rating of "1" are subject to a 3% minimum core capital ratio. All other institutions are subject to a 4% minimum core capital ratio.

         The OTS and other banking regulators proposed revisions to their capital rules concerning the treatment of residual interests in asset securitizations and other transfers of financial assets. Generally, the proposed rule would require that risk-based capital be held in an amount equal to the amount of residual interests retained on an institution's balance sheet and would limit the amount of residual interests that may be included in Tier 1 capital.

         In January 2001, the four federal banking agencies jointly issued expanded examination and supervision guidance relating to subprime lending activities. In the guidance, "subprime" lending generally refers to programs that target borrowers with weakened credit histories or lower repayment capacity. The guidance principally applies to institutions with subprime lending programs with an aggregate credit exposure equal to or greater than 25 percent of an institution's Tier 1 capital. Such institutions would be subject to more stringent risk management standards and, in many cases, additional capital requirements. As a starting point, the guidance generally expects that such an institution would hold capital against subprime portfolios in an amount that is one and one half to three times greater than the amount appropriate for similar types of non-subprime assets. The guidance is primarily directed at insured depository institutions. Management is currently analyzing the impact of the guidance on the conduct of its business.

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

         Excluding assets which have been classified loss and fully reserved by the Bank, the Bank's classified assets at December 31, 2000 under the above policy consisted of $280,249 of assets classified as substandard and $1,569 of assets classified as doubtful. In addition, at the same date, $272,834 of assets were designated as special mention.

         Substandard assets at December 31, 2000 under the above policy consisted primarily of $156,316 of loans and real estate owned related to the Company's discount single family residential loan program and $102,899 of loans and real estate owned related to the Company's discount commercial real estate loan program. Special mention assets at December 31, 2000 under the policy consisted primarily of $124,445 and $129,787 of loans and real estate owned related to the Company's discount single family residential and discount commercial real estate loan programs, respectively.

         PROMPT CORRECTIVE ACTION. Federal law provides the Federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the Federal banking regulators, an institution shall be deemed to be: (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0% and; (v) "critically undercapitalized" if it has a ratio of tangible equity to adjusted total assets that is equal to or less than 2.0%. The regulations also permit the appropriate Federal banking regulator to downgrade an institution to the next lower category (provided that a significantly undercapitalized institution may not be downgraded to critically undercapitalized) if the regulator determines: (i) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in its most recent exam. At December 31, 2000, the Bank was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

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

         QUALIFIED THRIFT LENDER TEST. All savings associations are required to meet the QTL test set forth in the HOLA to avoid certain restrictions on their operations. Under the QTL test provisions, a savings institution must maintain at least 65% of its portfolio assets in qualified thrift investments. In general, qualified thrift investments include loans, securities and other investments that are related to housing, small business and credit card lending, and to a more limited extent, consumer lending and community service purposes. Portfolio assets are defined as an institution's total assets less goodwill and other intangible assets, the institution's business property and a limited amount of the institution's liquid assets. A savings association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; and (iii) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment unless that activity or investment would be permissible if the association were a national bank and for the association as a savings association. The Bank met the QTL test throughout 2000, and its qualified thrift investments comprised 72.36% of its portfolio assets at December 31, 2000.

         RESTRICTIONS ON CAPITAL DISTRIBUTIONS. Effective April 1, 1999, the Bank is required to file a notice with the OTS at least 30 days prior to making any payment to repurchase, redeem, retire or otherwise acquire debt instruments included in total risk-based capital (each a "capital distribution") unless (a) it is not eligible for expedited treatment under the OTS application processing regulations, (b) the total amount of the Bank's capital distributions (including the proposed distribution) for the calendar year exceeds the Bank's net income for the year to date plus retained net income for the previous two years, (c) the Bank would not be "adequately capitalized" following the proposed distribution or (d) the proposed distribution would violate any applicable statute, regulation, or an agreement between the Bank and the OTS, or a condition imposed upon the Bank by an OTS-approved application or notice. If one of these four criteria is present, the Bank is required to file an application with the OTS at least 30 days prior to making the proposed capital distribution. The OTS may deny the Bank's application or disapprove its notice if the OTS determines that (a) the Bank will be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," as defined in the OTS capital regulations, following the capital distribution, (b) the proposed capital distribution raises safety and soundness concerns or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation or agreement between the Bank and the OTS or a condition imposed on the Bank in an application or notice approved by the OTS.

         LOAN-TO-ONE BORROWER. Under applicable laws and regulations, the amount of loans and extensions of credit which may be extended by a savings institution such as the Bank to any one borrower, including related entities, generally may not exceed the greater of 15% of the unimpaired capital and unimpaired surplus of the institution. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable collateral. An institution's "unimpaired capital and unimpaired surplus" includes, among other things, the amount of its core capital and supplementary capital included in its total capital under OTS regulations.

         At December 31, 2000, the Bank's unimpaired capital and surplus amounted to $293,093, resulting in a general loans-to-one borrower limitation of $43,964 under applicable laws and regulations.

         BROKERED DEPOSITS. Under applicable laws and regulations, an insured depository institution may be restricted in obtaining, directly or indirectly, funds by or through any "deposit broker," as defined, for deposit into one or more deposit accounts at the institution. The term "deposit broker" generally includes any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties. In addition, the term "deposit broker" includes any insured depository institution, and any employee of any insured depository institution, which engages, directly or indirectly, in the solicitation of deposits by offering rates of interest (with respect to such deposits) which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. As a result of the definition of "deposit broker," all of the Bank's brokered deposits, as well as possibly its deposits obtained through customers of regional and local investment banking firms and the deposits obtained from the Bank's direct solicitation efforts of institutional investors and high net worth individuals, are potentially subject to the restrictions described below. Under FDIC regulations, well-capitalized institutions are not subject to the brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only: (i) with a waiver from the FDIC; and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than 75 basis points (a) the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in its normal market area or (b) 120% (130% deposits at least half of which is uninsured) of the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. At December 31, 2000, the Bank was a well-capitalized institution which was not subject to restrictions on brokered deposits. See "Sources of Funds - Deposits."

         LIQUIDITY REQUIREMENTS. All savings associations are required to maintain an average daily balance of liquid assets, which include specified short-term assets and certain long-term assets, equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. In November 1997, the OTS amended its liquidity regulations to, among other things, provide that a savings association shall maintain liquid assets of not less than 4% of the amount of its liquidity base at the end of the preceding calendar quarter as well as to provide that each savings association must maintain sufficient liquidity to ensure its safe and sound operation. Prior to November 1997, the required liquid asset ratio was 5%. Historically, the Bank has operated in compliance with these requirements. In December, 2000, Congress passed the Financial Regulatory Relief and Economic Efficiency Act of 2000 (Pub. L. 106-569), which repealed the statutory liquidity requirement for savings associations formerly found in HOLA. Accordingly, in March 2001, the OTS issued and Interim Final Rule that eliminated the 4% liquidity requirement. The Interim Rule requires savings associations to maintain sufficient liquidity to ensure their safe and sound operation.

         AFFILIATE TRANSACTIONS. Under federal law and regulation, transactions between a savings association and its affiliates are subject to quantitative and qualitative restrictions. Affiliates of a savings association include, among other entities, companies that control, are controlled by or are under common control with the savings association. As a result, the Company, OAC, OTX and the Company's non-bank subsidiaries are affiliates of the Bank.

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

         GRAMM-LEACH-BLILEY ACT. The Bank is also subject to the Gramm-Leach-Bliley Act ("GLB Act"), which was signed into law at the end of 1999. The GLB Act contains comprehensive consumer financial privacy restrictions. Various federal enforcement agencies, including the Federal Trade Commission, have issued final regulations to implement the GLB Act; however, compliance with the new regulations is voluntary until July 1, 2001. The restrictions fall into two basic categories. First, a financial institution must provide various notices to consumers about an institution's privacy policies and practices. Second, the GLB Act act gives consumers the right to prevent the financial institution from disclosing non-public personal information about the consumer to non-affiliated third parties, with exceptions. As with all new regulations, we intend to prepare the appropriate disclosures and internal procedures to assure compliance with these new requirements.

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

         FEDERAL RESERVE REGULATION. Under Federal Reserve Board regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and noninterest-bearing checking accounts). Because reserves must generally be maintained in cash or in noninterest-bearing accounts, the effect of the reserve requirements is to increase an institution's cost of funds. These regulations generally require that the Bank maintain reserves against net transaction accounts. Institutions may designate and exempt $5,000 of certain reservable liabilities from these reserve requirements. This amount is subject to adjustment by the Federal Reserve Board. The Bank, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank discount window, but the Federal Reserve Board's regulations require the Bank to exhaust other reasonable alternative sources before borrowing from the Federal Reserve Bank. Numerous other regulations promulgated by the Federal Reserve Board affect the business operations of the Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

         FEDERAL HOME LOAN BANK SYSTEM. The FHLB System was created in 1932 and consists of twelve regional FHLBs. The FHLBs are federally chartered but privately owned institutions created by Congress. The Federal Housing Finance Board ("Finance Board") is an agency of the federal government and is generally responsible for regulating the FHLB System. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. Under current rules, an FHLB member is generally required to purchase FHLB stock in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to the member. The GLB Act and new regulations adopted by the Finance Board in December 2000 require a new capital structure for the FHLBs. The new capital structure will contain risk-based and leverage capital requirements similar to those currently in place for depository institutions. Each FHLB must submit a capital structure plan to the Finance Board for approval within 270 days of the publication of the new regulations. Generally, an institution is eligible to be a member of the FHLB for the district where the member's principal place of business is located. The Bank , whose home office is in Ft. Lee, New Jersey, is a member of the New York FHLB.

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act ("CRA") requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their delineated communities, including low- to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution's CRA performance and is required to make public an institution's rating and written evaluation. The four possible ratings of meeting community credit needs are outstanding, satisfactory, needs to improve, and substantial noncompliance. In 1999, the Bank received a "satisfactory" CRA rating from the OTS. This rating reflects our commitment to meeting the credit needs of the communities we serve. Under regulations that apply to all CRA performance evaluations after July 1, 1997, many factors play a role in assessing a financial institution's CRA performance. The institution's regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The evaluation does not rely on absolute standards, and the institutions are not required to perform specific activities or to provide specific amounts or types of credit. We maintain a CRA file available for public viewing.

         The bank has filed an application with the OTS to be designated a Wholesale Bank for CRA purposes beginning in May 2001. The Wholesale Bank designation is available to institutions that are not in the business of extending home mortgage, small business, small farm or consumer loans to retail customers. Wholesale Banks are subject to a separate CRA test that measures its community development loans, investments and services.

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

         TAX RESIDUALS. From time to time, the Company acquires Real Estate Mortgage Investment Conduit ("REMIC") residuals or retains residual securities in REMICs which were formed by the Company in connection with the securitization and sale of loans. Although a tax residual may have little or no future economic cash flows from the REMIC from which it has been issued, the tax residual does bear the income tax liability or benefit resulting from the difference between the interest rate paid on the securities by the REMIC and the interest rate received on the mortgage loans held by the REMIC. This generally results in taxable income for the Company in the first several years of the REMIC and equal amounts of tax deductions thereafter. The Company receives cash payments in connection with the acquisition of tax residuals to compensate the Company for the time value of money associated with the tax payments related to these securities and the costs of modeling, recording, monitoring and reporting the securities. The Company defers all fees received and recognizes such fees in interest income on a level yield basis over the expected life of the deferred tax asset related to tax residuals. The Company also adjusts the recognition in interest income of fees deferred based upon the changes in the actual prepayment rates of the underlying mortgages held by the REMIC and periodic reassessments of the expected life of the deferred tax asset related to tax residuals. At December 31, 2000, the Company's gross deferred tax assets included $4,374, which was attributable to the Company's tax residuals and related deferred income.

         INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS. For a discussion of the tax effects of investments in low-income housing tax credit interests, see "Segments-Investment in Low-Income Housing Tax Credit Interests."

         EXAMINATIONS. The most recent examination by the IRS of the Company's Federal income tax return was of the tax return filed for 1996. The statute of limitations has run with respect to 1996 and all prior tax years. Thus, the Federal income tax returns for the years 1997 through 1999 are open for examination. Management of the Company does not anticipate any material adjustments as a result of any examination, although there can be no assurances in this regard.

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

ITEM 2.  PROPERTIES

         The following table sets forth information relating to the Company's facilities at December 31, 2000.

                                                                                Net Book Value of
                                                                              Property or Leasehold
                        Location                               Owned/Leased        Improvements
------------------------------------------------------------   ------------   ----------------------
                                                                              (Dollars in Thousands)
EXECUTIVE OFFICES:
     1675 Palm Beach Lakes Boulevard
     West Palm Beach, FL....................................       Leased            $   5,016

BANK MAIN OFFICE:
     2400 Lemoine Ave
     Fort Lee, NJ...........................................       Leased            $      13

SERVICING CENTER:
     12650 Ingenuity Drive
     Orlando, FL............................................        Owned            $  22,732

SOFTWARE DEVELOPMENT AND SERVICING OPERATIONS CENTER:
     Information Technology Park
     Bangalore, India.......................................       Leased            $     252

OTX OFFICES:
California office:
     5050 Avenida Encinas, Suite 200
     Carlsbad, CA...........................................       Leased            $     166

Amos, Inc.:
     10 Research Parkway
     Wallingford, CT........................................       Leased            $      79

Synergy Software, LLC:
     Two Creekside Crossing
     10 Cadillac Drive, Suite 350
     Brentwood, TN..........................................       Leased            $     188

         OTX's main offices are located in facilities provided by the Company. OAC does not maintain an office. It relies on the facilities provided by the Company.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to various pending legal proceedings. Management is of the opinion that the resolution of these claims will not have a material adverse effect on the results of operations or financial condition of the Company. See "Note 33: Commitments and Contingencies" on page 115 to 116 of the Company's 2000 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Information required by this Item appears under the caption "Shareholder Information" on page 120 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         Information required by this Item appears under the caption "Selected Consolidated Financial Information" on pages 10 to 13 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this Item appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 to 60 of the 2000 Annual Report to Shareholders and is incorporated herein by reference. In addition, please also note the information below, which is not discussed in the 2000 Annual Report to Shareholders.

RECENT DEVELOPMENTS (DOLLARS IN THOUSANDS)

         On January 30, 2001, OCN was hired as an advisor to Jamaica's Financial Sector Adjustment Company ("FINSAC") to resolve or liquidate approximately $1,000,000 in non-performing loans and real estate assets. Since 1997, FINSAC has assumed over 15,000 assets as a result of bank insolvencies within the Jamaican financial sector.

         Subsequent to yearend through March 27, 2001, the Company repurchased in the open market an aggregate of $15,845 of its 10 7/8% Capital Securities for aggregate pretax gains of $3,336. Additionally, on March 23, 2001, the Company repurchased $4,200 of its 11.875% Notes in the open market for a pretax gain of $97.

         On March 19, 2001, OTX announced that Washington Mutual Home Loans and Insurance Services group will utilize REALTrans to order many of the real estate settlement services necessary to close a mortgage transaction. Washington Mutual is the eighth largest banking company, the largest savings institution and one of the top five mortgage originators in the United States.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this Item appears under the captions "Asset and Liability Management" on pages 53 to 58, "Note 1: Summary of Significant Accounting Policies" on pages 70 to 77 and "Note 24: Derivative Financial Instruments" on pages 100 to 103 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this Item appears on pages 62 to 119 in the 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders to be held on May 17, 2001, and as filed with the Commission on or about March 30, 2001 (the "Company's 2001 Proxy Statement") under the captions "Election of Directors - Nominees for Director," "Executive Officers Who Are Not Directors," and "Security Ownership of Certain Beneficial Owners - Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained in the Company's 2001 Proxy Statement under the captions "Executive Compensation," "Board of Directors Compensation" and "Comparison of Cumulative Total Return" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the Company's 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners - Beneficial Ownership of Common Stock" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Company's 2001 Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

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

         4.1 Form of Indenture between the Company and Bank One, Columbus, NA as Trustee (2)

         4.2      Form of Note due 2003 (included in Exhibit 4.1) (2)

         4.3      Certificate of Trust of Ocwen Capital Trust I (4)

         4.4 Amended and Restated Declaration of Trust of Ocwen Capital Trust I (4)

         4.5      Form of Capital Security of Ocwen Capital Trust I (included in
                  Exhibit 4.4) (4)

         4.6 Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of the Company (4)

         4.7 Form of 10.875% Junior Subordinated Debentures due 2027 of the Company (included is Exhibit 4.6)(4)

         4.8 Form of Guarantee of the Company relating to the Capital Securities of Ocwen Capital Trust I (4)

         4.9 Form of Indenture between the Company and The Bank of New York as Trustee (5)

         4.10     Form of Subordinated Debentures due 2005 (5)

         4.11 Form of Indenture between OAC and Norwest Bank Minnesota, National Association, as Trustee thereunder for the 11.5% Redeemable Notes due 2005 (6)

         4.12     Form of 11.5% Redeemable Note due 2005 (7)

         4.13 Form of Second Supplemental Indenture between OAC and Wells Fargo Bank Minnesota, National Association as successor to Norwest Bank Minnesota, National Association, as trustee thereunder for the 11.5% Redeemable Notes due 2005 (8)

         10.1 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (9)

         10.2     Ocwen Financial Corporation 1998 Annual Incentive Plan (10)

         10.3 Amended and Restated Loan Agreement, dated as of June 10, 1998, by and among, inter alia, OAIC California Partnership, L.P., OAIC California Partnership II, L.P., Salomon Brothers Realty Corp. and LaSalle National Bank (11)

         10.4 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors (12)

         10.5 Second Amendment to Guarantee of Payment, dated as of July 9, 1999, made by and between Salomon Brothers Realty Corp. and Ocwen Partnership, L.P. (12)

         10.6 Indemnity agreement, dated August 24, 1999, among OCN, and OAC's directors (13)

         10.7 Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (13)

         10.8 First Amendment to Agreement, dated March 30, 2000 between HCT Investments, Inc. and OAIC Partnership I, L.P. (13)

         10.9 Form of Separation Agreement and Full Release, dated as of February 28, 2001, by and among Christine A. Reich, Ocwen Federal Bank FSB and Ocwen Financial Corporation (filed herewith)

         11.1     Computation of earnings per share (14)

         12.1     Ratio of earnings to fixed charges (filed herewith)

         13.1 Excerpts from the Annual Report to Shareholders for the year ended December 31, 2000 (filed herewith)

         21.0     Subsidiaries (filed herewith)

         23.0     Consent of PricewaterhouseCoopers LLP (filed herewith)

         99.1     Risk factors (filed herewith)

(1) Incorporated by reference from a similarly described exhibit included with the Registrant's Current Report on Form 8-K filed with the Commission on July 26, 1999.

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

(6) Incorporated by reference from OAC's Current Report on Form 8-K filed with the Commission on July 11, 1998.

(7) Incorporated by reference from OAC's Registration Statement on Form S-4 (File No. 333-64047), as amended, as declared effective by the Commission on February 12, 1999.


(8) Pursuant to Item 601 of Regulation S-K, Instruction (4)(iii), the Registrant agrees to furnish a copy to the Commission upon request.

(9) Incorporated by reference from the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-8 ( File No. 333-44999), effective when filed with the Commission on January 28, 1998.

(10) Incorporated by reference from the similarly described exhibit to the Company's definitive Proxy Statement with respect to the Company's 1998 Annual Meeting of Shareholders as filed with the Commission on March 31, 1998.

(11) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

(12) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(13) Incorporated by reference from the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(14) Incorporated by reference from "Note 23: Basic and Diluted Earnings per Share" on pages 99 to 100 of the 2000 Annual Report to Shareholders.

         FINANCIAL STATEMENTS AND SCHEDULES. The following Consolidated Financial Statements of Ocwen Financial Corporation and Report of
PricewaterhouseCoopers LLP, Independent Certified Public Accountants, are incorporated herein by reference from pages 62 to 119 of the 2000 Annual Report to Shareholders:

         Report of Independent Certified Public Accountants

         Consolidated Statements of Financial Condition at December 31, 2000 and 1999

         Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000

         Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2000

         Consolidated statements of Comprehensive Income for each of the three years in the period ended December 31, 2000

         Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

         Notes to Consolidated Financial Statements

         Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)      REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 2000

(1) A Form 8-K was filed by the Company on November 9, 2000 which contained a news release announcing its 2000 third quarter results and certain other information.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OCWEN FINANCIAL CORPORATION

                                       BY: /s/ WILLIAM C. ERBEY
                                       ------------------------
                                       William C. Erbey
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (duly authorized representative)


Date:      March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ WILLIAM C. ERBEY                                  Date:      March 30, 2001
--------------------
William C. Erbey, Chairman of the
Board and Chief Executive Officer
(principal executive officer)

/s/ BARRY N. WISH                                     Date:      March 30, 2001
-----------------
Barry N. Wish, Director

/s/ W. C. MARTIN                                      Date:      March 30, 2001
----------------
W.C. Martin, Director

/s/ HOWARD H. SIMON                                   Date:      March 30, 2001
-------------------
Howard H. Simon, Director

/s/ HON. THOMAS F. LEWIS                              Date:      March 30, 2001
------------------------
Hon. Thomas F. Lewis, Director

/s/ MARK S. ZEIDMAN                                   Date:      March 30, 2001
-------------------
Mark S. Zeidman, Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ ROBERT J. LEIST, JR.                              Date:      March 30, 2001
-----------------------
Robert J. Leist, Jr., Vice President and Chief
Accounting Officer
(principal accounting officer)