Form 10-Q
period 2001-03-31
OCWEN FINANCIAL CORP
filed 2001-05-15
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-21341

                           OCWEN FINANCIAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                             65-0039856
--------------------------------                             -----------------
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

Number of shares of Common Stock, $.01 par value, outstanding as of May 11, 2001: 67,152,363 shares

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q


                                    I N D E X

--------------------------------------------------------------------------------


PART I -  FINANCIAL INFORMATION                                             Page
                                                                            ----

Item 1.   Interim Consolidated Financial Statements (Unaudited)...........    3

          Consolidated Statements of Financial Condition at
          March 31, 2001 and December 31, 2000............................    3

          Consolidated Statements of Operations for the three
          months ended March 31, 2001 and 2000............................    4

          Consolidated Statements of Comprehensive Loss
          for the three months ended March 31, 2001 and 2000..............    5

          Consolidated Statement of Changes in Stockholders'
          Equity for the three months ended March 31, 2001................    6

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 2001 and 2000............................    7

          Notes to Consolidated Financial Statements......................    9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................   20

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......   55

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...............................................   60

Item 6.   Exhibits and Reports on Form 8-K................................   60

Signatures................................................................   62

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           March 31, 2001   December 31, 2000
                                                                                           --------------   -----------------
ASSETS:
Cash and amounts due from depository institutions ........................................   $    39,413       $    18,749
Interest earning deposits ................................................................         9,990           134,987
Federal funds sold and repurchase agreements .............................................       155,500                --
Trading securities, at fair value:
   Collateralized mortgage obligations (AAA-rated) .......................................        97,196           277,595
   Subordinates, residuals and other securities ..........................................       109,461           112,647
Loans available for sale, at lower of cost or market .....................................        10,096            10,610
Real estate held for sale ................................................................        21,623            22,670
Low-income housing tax credit interests held for sale ....................................       100,800            87,083
Investment in real estate ................................................................       116,125           122,761
Investments in low-income housing tax credit interests ...................................        54,213            55,729
Investment securities, at cost ...........................................................        13,257            13,257
Loan portfolio, net ......................................................................        77,983            93,414
Discount loan portfolio, net .............................................................       439,649           536,028
Match funded loans and securities, net ...................................................       110,470           116,987
Investments in unconsolidated entities ...................................................           447               430
Real estate owned, net ...................................................................       136,267           146,419
Premises and equipment, net ..............................................................        42,483            43,152
Income taxes receivable ..................................................................        34,980            30,261
Deferred tax asset, net ..................................................................        82,171            95,991
Advances on loans and loans serviced for others ..........................................       299,609           227,055
Mortgage servicing rights ................................................................        67,477            51,426
Other assets .............................................................................        49,479            52,169
                                                                                             -----------       -----------
                                                                                             $ 2,068,689       $ 2,249,420
                                                                                             ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
   LIABILITIES:
   Deposits ..............................................................................   $ 1,133,691       $ 1,258,360
   Bonds - match funded agreements .......................................................        99,732           107,050
   Obligations outstanding under lines of credit .........................................        32,796            32,933
   Notes, debentures and other interest bearing obligations ..............................       169,130           173,330
   Accrued interest payable ..............................................................        26,470            22,096
   Excess of net assets acquired over purchase price .....................................        32,082            36,665
   Accrued expenses, payables and other liabilities ......................................        32,070            36,030
                                                                                             -----------       -----------
      Total liabilities ..................................................................     1,525,971         1,666,464
                                                                                             -----------       -----------

   Company obligated, mandatorily redeemable securities of subsidiary trust
      holding solely junior subordinated debentures of the Company .......................        63,685            79,530
 COMMITMENTS AND CONTINGENCIES (NOTE 10)
 STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares
      issued and outstanding ............................................................            --                --
   Common stock, $.01 par value; 200,000,000 shares authorized; 67,152,363 shares
      issued and outstanding at March 31, 2001, and December 31, 2000, respectively ......           672               672
   Additional paid-in capital ............................................................       223,177           223,163
   Retained earnings .....................................................................       255,678           279,194
   Accumulated other comprehensive (loss) income, net of taxes:
      Net unrealized loss on derivative financial instruments ............................           (20)               --
      Net unrealized foreign currency translation (loss) gain ............................          (474)              397
                                                                                             -----------       -----------
   Total stockholders' equity ............................................................       479,033           503,426
                                                                                             -----------       -----------
                                                                                             $ 2,068,689       $ 2,249,420
                                                                                             ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

For the three months ended March 31,                                                               2001            2000
--------------------------------------------------------------------------------------------   ------------    ------------
NET INTEREST INCOME:
   Income ..................................................................................   $     24,817    $     48,090
   Expense .................................................................................         26,880          43,396
                                                                                               ------------    ------------
   Net interest income before provision for loan losses ....................................         (2,063)          4,694
   Provision for loan losses ...............................................................          8,120           2,608
                                                                                               ------------    ------------
   Net interest (loss) income after provision for loan losses ..............................        (10,183)          2,086
                                                                                               ------------    ------------

NON-INTEREST INCOME:
   Servicing and other fees ................................................................         31,117          24,166
   (Loss) gain on interest earning assets, net .............................................           (645)         10,994
   Unrealized gain on trading and match funded securities, net .............................          4,003              --
   Impairment charges on securities available for sale .....................................             --          (6,833)
   Loss on real estate owned, net ..........................................................           (984)         (7,007)
   Gain on other non interest earning assets, net ..........................................            456             138
   Net operating gains on investments in real estate .......................................          2,554           5,553
   Amortization of excess of net assets acquired over purchase price .......................          4,583           2,794
   Other income ............................................................................          2,046           1,139
                                                                                               ------------    ------------
                                                                                                     43,130          30,944
                                                                                               ------------    ------------
NON-INTEREST EXPENSE:
   Compensation and employee benefits ......................................................         20,935          16,583
   Occupancy and equipment .................................................................          3,093           3,263
   Technology and communication costs ......................................................         10,148           5,621
   Loan expenses ...........................................................................          4,235           3,930
   Net operating losses on investments in certain low-income housing tax credit interests ..          5,062           1,499
   Amortization of excess of purchase price over net assets acquired .......................            778             773
   Professional services and regulatory fees ...............................................          4,026           3,839
   Other operating expenses ................................................................          2,579           2,566
                                                                                               ------------    ------------
                                                                                                     50,856          38,074
                                                                                               ------------    ------------
Distributions on Company-obligated, mandatorily redeemable securities of subsidiary trust
   holding solely junior subordinated debentures of the Company ............................          2,053           3,194
Equity in income (losses) of investments in unconsolidated entities ........................             45          (2,260)
                                                                                               ------------    ------------
Loss before income taxes and extraordinary gain ............................................        (19,917)        (10,498)
Income tax (expense) benefit ...............................................................         (5,762)          3,255
                                                                                               ------------    ------------
Loss before extraordinary gain .............................................................        (25,679)         (7,243)
Extraordinary gain on repurchase of debt, net of taxes .....................................          2,163           2,145
                                                                                               ------------    ------------
Net loss ...................................................................................   $    (23,516)   $     (5,098)
                                                                                               ============    ============

(LOSS) EARNINGS PER SHARE:
 Basic:
   Loss before extraordinary gain ..........................................................   $      (0.38)   $      (0.10)
   Extraordinary gain ......................................................................           0.03            0.03
                                                                                               ------------    ------------
   Net loss ................................................................................   $      (0.35)   $      (0.07)
                                                                                               ============    ============

 Diluted:
   Loss before extraordinary gain ..........................................................   $      (0.38)   $      (0.10)
   Extraordinary gain ......................................................................           0.03            0.03
                                                                                               ------------    ------------
   Net loss ................................................................................   $      (0.35)   $      (0.07)
                                                                                               ============    ============

Weighted average common shares outstanding:
 Basic .....................................................................................     67,152,363      68,222,987
                                                                                               ============    ============
 Diluted ...................................................................................     67,152,363      68,222,987
                                                                                               ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (DOLLARS IN THOUSANDS)

For the three months ended March 31,                                                                 2001            2000
----------------------------------------------------------------------------------------------   -----------    -----------
Net loss .....................................................................................   $   (23,516)   $    (5,098)
                                                                                                 -----------    -----------
Other comprehensive loss, net of taxes:
   Change in unrealized loss on securities available for sale
     arising during the period (1) ...........................................................            --         (3,792)
   Less: Reclassification adjustment .........................................................            --            544
                                                                                                 -----------    -----------
   Net change in unrealized loss on securities available for sale (2) ........................            --         (3,248)
                                                                                                 -----------    -----------

   Change in unrealized foreign currency translation adjustment arising during the period (3)           (871)           161
                                                                                                 -----------    -----------

   Change in accounting principle for derivative financial instruments .......................            59             --

   Adjustment to gain on derivative financial instruments ....................................           (79)            --
                                                                                                 -----------    -----------
   Change in unrealized gain on derivative financial instruments .............................           (20)            --
                                                                                                 -----------    -----------
   Other comprehensive loss ..................................................................          (891)        (3,087)
                                                                                                 -----------    -----------

Comprehensive loss ...........................................................................   $   (24,407)   $    (8,185)
                                                                                                 ===========    ===========

Disclosure of reclassification adjustment:
   Unrealized holding gains arising during the period
      on securities sold or impaired .........................................................   $        --    $    (4,208)
   Add: Adjustment for realized gains and impairment charges on
      securities available for sale included in net loss .....................................            --          4,752
                                                                                                 -----------    -----------
   Net reclassification adjustment for gains (losses) recognized
      in other comprehensive loss in prior years (4) .........................................   $        --    $       544
                                                                                                 ===========    ===========


(1)      Net of tax benefit of $1,661 for the three months ended March 31,2000.

(2) Net of a tax (expense) benefit of $1,899 for the three months ended March 31, 2000.

(3) Net of tax (expense) benefit of $ (43) and $74 for the three months ended March 31, 2000.

(4) Net of tax (expense) benefit of $238 for the three months ended March 31, 2000.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                    Accumulated
                                                                                                       Other
                                                      Common Stock        Additional               Comprehensive
                                                -----------------------     Paid-in     Retained   Income (Loss),
                                                  Shares       Amount       Capital     Earnings    Net of Taxes      Total
                                                ----------   ----------   ----------   ----------  --------------  ----------
Balances at December 31, 2000 ...............   67,152,363   $      672   $  223,163   $  279,194    $      397    $  503,426
Net loss ....................................           --           --           --      (23,516)           --       (23,516)
Change in directors' stock plan .............           --           --           14           --            --            14
Other comprehensive income, net of taxes:
   Change in accounting principle for
      derivative financial instruments ......           --           --           --           --            59            59
   Adjustment to gain on derivative
      financial instruments .................           --           --           --           --           (79)          (79)
                                                ----------   ----------   ----------   ----------    ----------    ----------

   Change in unrealized gain on derivative
      financial instruments .................           --           --           --           --           (20)          (20)
   Change in unrealized foreign currency
      translation loss ......................           --           --           --           --          (871)         (871)
                                                ----------   ----------   ----------   ----------    ----------    ----------

Balances at March 31, 2001 ..................   67,152,363   $      672   $  223,177   $  255,678    $     (494)   $  479,033
                                                ==========   ==========   ==========   ==========    ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

For the three months ended March 31,                                                             2001         2000
-------------------------------------------------------------------------------------------   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................................  $ (23,516)   $  (5,098)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
   Net cash provided by trading securities ................................................     184,090           --
   Proceeds from sales of loans available for sale ........................................          --        2,434
   Principal payments received on loans available for sale ................................         287        2,258
   Premium amortization on securities, net ................................................       1,972        3,263
   Depreciation and amortization ..........................................................      15,531        4,893
   Provision for loan losses ..............................................................       8,120        2,608
   Provision for real estate owned ........................................................       6,181        9,212
   (Loss) gain on interest-earning assets, net ............................................         645      (10,994)
   Unrealized gain on trading securities ..................................................      (4,003)          --
   Impairment charges on securities available for sale ....................................          --        6,833
   Extraordinary gain on repurchase of long-term debt .....................................      (3,433)      (3,109)
   (Gains) loss on sale of low-income housing tax credit interests ........................        (358)         261
   Provision for loss on low-income housing tax credits held for investment ...............       4,503           --
   Gain on real estate owned, net .........................................................      (6,376)      (4,556)
   Gain on sale of real estate held for investment ........................................         (98)          --
   Equity in (income) losses of unconsolidated entities ...................................         (45)       2,260
   Increase in income taxes receivable ....................................................      (4,719)     (19,567)
   Decrease (increase) in deferred tax asset ..............................................      13,820       (3,630)
   Increase in advances on loans and loans serviced for others ............................     (72,554)     (10,438)
   Increase in other assets, net ..........................................................     (13,571)      (7,436)
   Increase (decrease) in accrued expenses, interest payable and other liabilities ........         822      (16,246)
                                                                                              ---------    ---------
Net cash provided (used) by operating activities ..........................................     107,298      (47,052)
                                                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of securities available for sale ...................................          --       83,163
   Purchase of securities available for sale ..............................................          --     (449,954)
   Maturities of and principal payments received on securities available for sale .........          --      106,099
   Acquisition of Federal Home Loan Bank stock ............................................          --       (2,432)
   Principal payments received on match funded loans and securities .......................       5,293       12,809
   Investment in low-income housing tax credit investments ................................      (6,886)     (16,189)
   Proceeds from sales of low-income housing tax credit interests .........................       4,600       10,162
   Purchase of mortgage servicing rights ..................................................     (20,758)          --
   Proceeds from sales of discount loans, net .............................................      38,195       64,507
   Proceeds from sale of real estate held for sale ........................................       1,000           --
   Proceeds from sale of real estate held for investment ..................................       6,266           --
   Proceeds from sales of loans held for investment .......................................      12,454          227
   Purchase and originations of loans held for investment, net of undisbursed loan funds ..     (16,597)      (9,788)
   Purchase of discount loans, net ........................................................          --      (68,887)
   Decrease in investment in unconsolidated entities ......................................          28          456
   Purchase of and capital improvements to real estate held for investment ................          --     (153,941)
   Principal payments received on loans held for investment ...............................       3,872       11,310
   Capital improvements to real estate held for sale ......................................          --       (5,373)
   Principal payments received on discount loans, net .....................................      20,311       31,232
   Proceeds from sale of real estate owned ................................................      46,610       39,728
   Purchase of real estate owned in connection with discount loan purchases ...............          --       (3,591)
   Additions to premises and equipment ....................................................      (1,796)      (1,379)
                                                                                              ---------    ---------
Net cash provided (used) by investing activities ..........................................      92,592     (351,841)
                                                                                              ---------    ---------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

For the three months ended March 31,                                                                  2001         2000
------------------------------------------------------------------------------------------------   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in deposits ........................................................................   $(124,669)   $ (55,927)
   Increase in securities sold under agreements to repurchase ..................................          --      329,089
   Repayment of obligations under lines of credit, net .........................................        (137)     (13,396)
   Payments on bonds-match funded agreements ...................................................      (7,535)     (11,057)
   Repurchase of Capital Securities ............................................................     (12,115)          --
   Repurchases of notes and subordinate debentures .............................................      (4,267)     (16,882)
   Repurchase of common stock ..................................................................          --       (8,996)
                                                                                                   ---------    ---------
Net cash (used) provided by financing activities ...............................................    (148,723)     222,831
                                                                                                   ---------    ---------

Net increase (decrease) in cash and cash equivalents ...........................................      51,167     (176,062)
Cash and cash equivalents at beginning of period ...............................................     153,736      354,219
                                                                                                   ---------    ---------
Cash and cash equivalents at end of period .....................................................   $ 204,903    $ 178,157
                                                                                                   =========    =========

RECONCILIATION OF CASH AND CASH EQUIVALENTS AT END OF PERIOD:
   Cash and amounts due from depository institutions ...........................................   $  39,413    $  58,715
   Interest-earning deposits ...................................................................       9,990       23,442
   Federal funds sold and repurchase agreements ................................................     155,500       96,000
                                                                                                   ---------    ---------
                                                                                                   $ 204,903    $ 178,157
                                                                                                   =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash received (paid) during the period for:
   Interest ....................................................................................   $ (22,506)   $ (36,284)
                                                                                                   =========    =========
   Income taxes ................................................................................   $   2,271    $ (18,721)
                                                                                                   =========    =========

Supplemental schedule of non-cash investing and financing activities:
   Real estate owned acquired through foreclosure ..............................................   $  30,903    $  54,595
                                                                                                   =========    =========
   Reclassification of properties from investment in real estate to real estate held for sale ..   $      --    $ 183,435
                                                                                                   =========    =========
   Reclassification of investments in low-income housing tax credit interests to low-income
      housing tax credit interests held for sale ...............................................   $  15,809    $      --
                                                                                                   =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The Company's consolidated financial statements include the accounts of Ocwen Financial Corporation ("OCN" or the "Company") and its subsidiaries. The Company owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank"), Investors Mortgage Insurance Holding Company ("IMI"), Ocwen Technology Xchange, Inc. ("OTX") and Ocwen Asset Investment Corp. ("OAC"). The Company also owns 99.6% of Ocwen Financial Services, Inc. ("OFS"), with the remaining 0.4% owned by the shareholders of Admiral Home Loan. All significant intercompany transactions and balances have been eliminated in consolidation.

         The Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision ("OTS"). The Company is a registered savings and loan holding company under the Home Owner's Loan Act and as such is also regulated by the OTS.

         In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at March 31, 2001 and December 31, 2000, the results of its operations for the three months ended March 31, 2001 and 2000, its comprehensive income (loss) for the three months ended March 31, 2001 and 2000, its changes in stockholders' equity for the three months ended March 31, 2001 and its cash flows for the three months ended March 31, 2001 and 2000. The results of operations and other data for the three month period ended March 31, 2001 and 2000, are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2001. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the March 31, 2001 presentation.

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


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments for the purpose of managing its exposure to adverse fluctuations in interest and foreign currency exchange rates. While these instruments are subject to fluctuations in value, such fluctuations are generally offset by the change in value of the underlying exposures being hedged. The Company does not enter into any derivative financial instruments for trading purposes.

         All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction and the effectiveness of the hedge.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

         For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability or a forecasted transaction, the effective portion of the changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.

         For hedge transactions of net investments in foreign operations, the effective portion of the changes in fair value of the derivative instrument are recorded as a cumulative translation adjustment and included as a component of accumulated other comprehensive income in stockholders' equity.

         The ineffective portion of all hedges is recognized in current period earnings.

         All other derivative instruments used by the Company for risk management purposes that do not meet the hedge accounting criteria and, therefore, do not qualify for hedge accounting are accounted for at fair value with changes in fair value recorded in the income statement.

         The Company manages its exposure to interest rate movements by seeking to match asset and liability balances within maturity categories, both directly and through the use of derivative financial instruments. These derivative instruments include interest rate swaps ("swaps"), and caps and floors that are designated and effective as hedges, as well as swaps that are designated and effective in modifying the interest rate and/or maturity characteristics of specified assets or liabilities.

         The net interest received or paid on the contracts is reflected as interest income or expense of the related hedged position. Gains and losses resulting from the termination of contracts are recognized over the original period hedged as long as the underlying cash flows are still probable of occurring. If the hedged positions are sold, or the underlying cash flows are no longer probable of occurring, any unrealized gains or losses are recognized in the current period as gains on sales of interest-earning assets, net.

         The Company enters into foreign currency futures to hedge its investments in foreign entities. Currency futures are commitments to either purchase or sell foreign currency at a future date for a specified price. The Company periodically adjusts the amount of foreign currency derivative contracts it has entered into in response to changes in its recorded investment.


NOTE 3:  CURRENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, "SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; accordingly, the Company adopted SFAS No. 133 on January 1, 2001.

         SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

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

         For other derivative instruments used by the Company for risk management purposes which do not meet the hedge accounting criteria and, therefore, do not qualify for hedge accounting, these derivative instruments will be accounted for at fair value with changes in fair value recorded in the income statement.

         On January 1, 2001, the Company recorded a net of tax, cumulative effect adjustment of $59 (gain) in accumulated other comprehensive income to recognize at fair value the interest rate swap that is designated as a cash-flow hedging of an outstanding line of credit. The Company expects to reclassify to earnings during the next twelve months all of this transition adjustment.

         Adoption of FAS 133 did not have a material impact on the Company's use of futures contracts to hedge the net investments in its foreign subsidiaries, as the FAS 133 accounting is similar to the pre-existing accounting. In addition, adoption of FAS 133 did not have an impact on the Company's other risk management instruments that do not meet the hedge criteria as these derivatives were already accounted for at fair value with changes in fair value recognized currently in earnings.

         The FASB has also issued Statement of Financial Accounting Standards No. 140 ("FAS 140"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as a replacement for the similarly titled FAS 125. FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. However, it was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions, mortgage servicing rights and collateral for fiscal years ending after December 15, 2000.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

         FAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial-components approach that focuses on control. FAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

         This Statement requires an entity that has securitized financial assets to disclose information about accounting policies, volume, cash flows, key assumptions made in determining fair values of retained interests and sensitivity of those fair values to changes in key assumptions. It also requires that entities that securitize assets disclose certain information about the securitized assets and any other financial assets it manages together with them, including: (a) the total principal amount outstanding, the portion that has been derecognized and the portion that continues to be recognized in each category reported in the statement of financial position, at the end of the period; (b) delinquencies at the end of the period; and (c) credit losses during the period.

         As of December 31, 2000, the Company adopted the disclosure provisions of FAS 140 as they relate to recognition and reclassification of collateral and for disclosures relating to securitization transactions, mortgage servicing rights and collateral.

         As of April 1, 2001, the Company adopted the provisions of FAS 140 as they relate to for transfers and servicing of financial assets and extinguishments of liabilities.

The Emerging Issues Task Force issued EITF 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Assets" effective for fiscal quarters beginning after March 15, 2001. On April 1, 2001, the Company adopted the provisions of EITF 99-20. Adoption of EITF 99-20 did not have a material impact on the Company's results of operations, financial position or cash flows.

NOTE 4: COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

         In August 1997, the Ocwen Capital Trust ("OCT") issued $125,000 of 10.875% Capital Securities (the "Capital Securities"). Proceeds from the issuance of the Capital Securities were invested in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. To date, OCT has repurchased $61,315 of its Capital Securities. During the three months ended March 31, 2001, OCT repurchased $15,845 of its Capital Securities in the open market, resulting in extraordinary gains of $3,336 ($2,102 net of taxes).

         Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1,000 per Capital Security. Payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, are guaranteed by the Company to the extent OCT has funds available. If the Company does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Accumulated distributions payable on the Capital Securities amounted to $1,099 and $3,533 at March 31, 2001 and December 31, 2000, respectively, and are included in accrued interest payable.

         The Company has the right to defer payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 10 consecutive semiannual periods with respect to each deferral period, provided that no extension period may extend beyond the stated maturity of the Junior Subordinated Debentures. Upon the termination of any such extension period and the payment of all amounts then due on any interest payment date, the Company may elect to begin a new extension period. Accordingly, there could be multiple extension periods of varying lengths throughout the term of the Junior Subordinated Debentures. If interest payments on the Junior Subordinated Debentures are deferred, distributions on the Capital Securities will also be deferred and the Company may not, and may not permit any subsidiary of the Company to (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, the Company's capital stock or (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. During an extension period, interest on the Junior Subordinated Debentures will continue to accrue at the rate of 10.875% per annum, compounded semiannually.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

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

         In connection with the issuance of the Capital Securities, the Company incurred certain costs, which have been capitalized and are being amortized over the term of the Capital Securities. The unamortized balance of these issuance costs amounted to $2,233 and $2,815 at March 31, 2001 and December 31, 2000, respectively, and is included in other assets.


NOTE 5:  SECURITIZATION OF ASSETS

         The residual and subordinate securities classified as trading securities at March 31, 2001 include retained interests with a fair value of $40,448 from securitizations of loans completed by the Company in prior years. The Company has not completed a securitization since 1999.

         The key economic assumptions used to estimate the fair value of these retained interests as of March 31, 2001 were as follows:

                                                                Weighted Average
                                                                ----------------

Discount rate ..............................................         18.58%
Projected prepayments ......................................         18.70%
Projected average life .....................................          2.71 years
Projected annual loss rates ................................          3.12%
Static pool losses .........................................         14.47%

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

         As of March 31, 2001, the effect on the fair value of the retained interests caused by immediate adverse changes in the assumptions shown above would be as follows:

                                                                        Decrease
                                                                        --------

Discount rate:
   Impact of a +10% change ................................             $(2,774)
   Impact of a +20% change ................................              (5,911)
Prepayments:
   Impact of a -10% change ................................                (701)
   Impact of a -20% change ................................              (1,400)
Loss rates:
   Impact of a +10% change ................................              (3,307)
   Impact of a +20% change ................................              (6,060)


         These sensitivities are hypothetical and are presented for illustrative purposes only. The changes in the assumptions regarding prepayments and loss rates were applied to the cash flows of the loans underlying the retained securities. Changes in assumptions regarding discount rates were applied to the cash flows of the securities. Changes in fair value based upon a change in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The changes in assumptions presented in the table above were calculated without changing any other assumption. In reality, changes in one assumption may result in changes in another, which may magnify or offset the sensitivities presented. For example, changes in market interest rates may simultaneously impact prepayments, losses and the discount rate.

         As of and for the three months ended March 31, 2001, the following information is provided regarding securitized loans and related financial assets managed by the Company:

   Current unpaid principal balance of securitized loans ..........   $1,768,249
   Delinquencies of securitized loans (30 days past due) ..........      765,936
   Losses, net of recoveries, on securitized loans ................       19,082


NOTE 6:  DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments for the purpose of managing its exposure to adverse fluctuations in interest and foreign currency exchange rates.

INTEREST RATE MANAGEMENT

         In managing its interest rate risk, the Company enters into interest rate swaps. The interest rate swaps are used to alter the interest rate on current LIBOR rate debt incurred to fund the Company's acquisitions of real estate. The terms of the outstanding interest rate swaps at March 31, 2001 and December 31, 2000, respectively, are as follows:

                                Notional     LIBOR
          Maturity               Amount      Index     Fixed Rate    Floating Rate    Fair Value
----------------------------    --------    -------    ----------    -------------    ----------
MARCH 31, 2001:
April 2001 .................     $33,000    1-Month       6.00%          5.21%         $   (20)
                                 =======                                               =======

DECEMBER 31, 2000:
April 2001 .................     $33,000    1-Month       6.00%          6.80%         $    59
                                 =======                                               =======

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

         The Company has purchased amortizing caps and floors to hedge its interest rate exposure relating to its match funded loans and securities. The terms of these outstanding caps and floors at March 31, 2001 and December 31, 2000 are as follows:

                     Notional
                      Amount      Maturity         Index       Strike Rate   Fair Value
                     --------   ------------   -------------   -----------   ----------
MARCH 31, 2001:
Caps .............   $137,578   October 2003   LIBOR 1-Month      7.00%       $    148
Floors ...........   $ 36,826   October 2003   CMT 2-Year         4.35             241
                                                                              --------
                                                                              $    389
                                                                              ========
DECEMBER 31, 2000:
Caps .............   $141,674   October 2003   LIBOR 1-Month      7.00%       $    345
Floors ...........   $ 37,787   October 2003   CMT 2-Year         4.35             154
                                                                              --------
                                                                              $    499
                                                                              ========

         To hedge the economic risk associated with mortgage servicing assets, the Company entered into a floor contract during the first quarter of 2001. This contract did not qualify for hedge accounting and, therefore, changes in fair value are recorded in the income statement. The fair values of the mortgage servicing assets and the floor contract are subject to variability as interest rates change. The terms of this floor are as follows:

                     Notional
                      Amount      Maturity         Index      Strike Rate   Fair Value
                     --------   -------------   -----------   -----------   ----------
MARCH 31, 2001:
Floor ............   $ 11,600   February 2011   CMS 10-Year      5.60%       $    264


FOREIGN CURRENCY MANAGEMENT

         The Company enters into foreign currency derivatives to hedge its investments in foreign subsidiaries which own residual interests backed by residential loans originated in the UK ("UK residuals") and in the shopping center located in Halifax, Nova Scotia (the "Nova Scotia Shopping Center"). It is the Company's policy to periodically adjust the amount of foreign currency derivative contracts it has entered into in response to changes in its recorded investments in these assets. The following table sets forth the terms and values of these foreign currency financial instruments at March 31, 2001 and December 31, 2000:

                                                                                Strike
                                       Position   Maturity    Notional Amount    Rate    Fair Value
                                       --------   ---------   ---------------   ------   ----------
MARCH 31, 2001:
Canadian Dollar currency futures ...     Short    June 2001   C$       33,000   0.6463     $   386

British Pound currency futures .....     Short    June 2001   (pound)  14,688   1.4590         634
                                                                                           -------
                                                                                           $ 1,020
                                                                                           =======
DECEMBER 31, 2000:
Canadian Dollar currency futures ...     Short    March 2001  C$       33,000   0.6795     $  (242)

British Pound currency futures .....     Short    March 2001  (pound)  14,688   1.5139        (339)
                                                                                           -------
                                                                                           $  (581)
                                                                                           =======

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 7:  REGULATORY REQUIREMENTS

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At March 31, 2001, the minimum regulatory capital requirements were:

o Tangible and core capital of 1.50% and 3.00% of total adjusted assets, respectively, consisting principally of stockholders' equity, but excluding most intangible assets, such as goodwill and any net unrealized gains or losses on debt securities available for sale. The OTS minimum core capital ratio provides that only those institutions with a Uniform Financial Institution Rating System rating of "1" are subject to a 3% minimum core capital ratio. All other institutions are subject to a 4% minimum core capital ratio.

o Risk-based capital consisting of core capital plus certain subordinated debt and other capital instruments and, subject to certain limitations, general valuation allowances on loans receivable, equal to 8.00% of the value of risk-weighted assets.

         At March 31, 2001, the Bank was "well capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be categorized as "well capitalized," the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the following table. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since March 31, 2001 that management believes have changed the institution's category.

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

         As a result of its most recent examination, the Bank was required to submit a written plan to the OTS by October 16, 2000 to address issues raised by the agency under Part 570 of the rules and regulations. Under the plan, the Bank will take certain actions regarding its operations with respect to asset reviews and the management of interest rate risk exposure and will have periodic reporting obligations to the OTS. In addition, as part of the plan, the Bank submitted a business plan and budget outlining the Bank's operations through 2003. The business plan submitted reflects proposed changes in the Bank's deposit gathering strategies and potential future sources of revenue as the Bank continues its shift away from capital-intensive businesses into fee-based sources of income. On November 9, 2000 the OTS requested the Bank to supply additional information regarding the plan. The Bank responded to this request on November 29, 2000, December 28, 2000 and January 10, 2001, and the OTS approved the plan on February 2, 2001.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

         The following table summarizes the Bank's actual and required regulatory capital at March 31, 2001:

                                                                                                       To Be Well
                                                                                   Minimum For       Capitalized For     Committed
                                                                                     Capital        Prompt Corrective     Capital
                                                                 Actual         Adequacy Purposes   Action Provisions   Requirements
                                                           ------------------   -----------------   -----------------   ------------
                                                           Ratio     Amount     Ratio     Amount    Ratio     Amount       Ratio
                                                           ------  ----------   ------  ---------   ------  ---------   ------------
Stockholders' equity, and ratio to total assets ........   16.52%  $  256,872
Non-includable subsidiary ..............................               (2,589)
Acquired real estate ...................................                 (571)
Disallowed deferred tax assets .........................              (33,542)
Disallowed servicing assets ............................               (6,652)
                                                                   ----------
Tangible capital, and ratio to adjusted total assets ...   14.13%  $  213,518   1.50%   $  22,673
                                                                   ==========           =========
Tier 1 (core) capital, and ratio to adjusted total
   assets ..............................................   14.13%  $  213,518   4.00%   $  60,461    5.00%  $  75,576       9.00%
                                                                   ==========           =========           =========
Tier 1 capital, and ratio to risk-weighted assets ......   16.44%  $  213,518                        6.00%  $  77,949
                                                                   ==========                               =========
Allowance for loan and lease losses ....................               12,714
Qualifying subordinated debentures .....................               53,600
                                                                   ----------
Tier 2 capital .........................................               66,314
                                                                   ----------
Total risk-based capital, and ratio to risk-weighted
   assets ..............................................   21.54%  $  279,832   8.00%   $ 103,932   10.00%  $ 129,915      13.00%
                                                                   ==========           =========           =========

Total regulatory assets ................................           $1,554,702
                                                                   ==========
Adjusted total assets ..................................           $1,511,518
                                                                   ==========
Risk-weighted assets ...................................           $1,299,151
                                                                   ==========


NOTE 8:  NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES

For the three months ended March 31,                                  2001        2000
------------------------------------------------------------------  --------    --------
INTEREST INCOME:
   Federal funds sold and repurchase agreements ..................  $  1,644    $  1,709
   Trading securities ............................................     5,700          --
   Securities available for sale .................................        --      12,869
   Loans available for sale ......................................       221         807
   Investment securities and other ...............................       346         327
   Loan portfolio ................................................     1,883       3,968
   Discount loan portfolio .......................................    12,540      25,099
   Match funded loans and securities .............................     2,483       3,311
                                                                    --------    --------
                                                                      24,817      48,090
                                                                    --------    --------
INTEREST EXPENSE:
   Deposits ......................................................    18,071      24,685
   Advances from the Federal Home Loan Bank ......................         4          --
   Securities sold under agreements to repurchase ................         2       2,640
   Bonds - match funded agreements ...............................     2,966       3,356
   Obligations outstanding under lines of credit .................       720       3,471
   Notes, debentures and other interest bearing obligations ......     5,117       9,244
                                                                    --------    --------
                                                                      26,880      43,396
                                                                    --------    --------
   Net interest (loss) income before provision for loan losses ...  $ (2,063)   $  4,694
                                                                    ========    ========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 9:  BUSINESS SEGMENT REPORTING

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

                                                   Net Interest   Non-Interest   Non-Interest    Net (Loss)       Total
                                                    Income (1)       Income        Expense         Income         Assets
                                                   -----------    -----------    -----------    -----------    -----------
AT OR FOR THE THREE MONTHS ENDED MARCH 31, 2001:
------------------------------------------------
Single family residential discount loans .......   $     1,520    $    (1,422)   $     1,855    $    (1,089)   $   347,908
Commercial loans ...............................        (6,731)         3,101          4,485         (5,031)       480,490
Domestic residential mortgage loan servicing(2).        (3,671)        26,910         14,727          5,278        315,898
Investment in low-income housing tax credits ...        (2,079)           579          6,412         (4,610)       171,905
OTX ............................................          (153)           739         14,353         (8,535)        17,767
Commercial real estate .........................          (853)         1,275            261            100         78,713
Subprime single family residential lending .....           (98)         2,304            487          1,066        129,097
Unsecured collections(2)........................          (747)           445          1,898         (1,364)         5,701
Ocwen Realty Advisors (2) ......................            --          2,724          2,583             87          1,396
Corporate items and other ......................         2,629          6,475          3,795         (9,418)       519,814
                                                   -----------    -----------    -----------    -----------    -----------
                                                   $   (10,183)   $    43,130    $    50,856    $   (23,516)   $ 2,068,689
                                                   ===========    ===========    ===========    ===========    ===========

AT OR FOR THE THREE MONTHS ENDED MARCH 31, 2000:
------------------------------------------------
Single family residential discount loans .......   $     7,074    $       750    $     2,847    $     3,086    $   607,246
Commercial loans ...............................         1,168          3,630          3,753            694      1,620,221
Domestic residential mortgage loan servicing(2).           280         19,042         13,304          3,731        144,873
Investment in low-income housing tax credits ...        (2,506)           720          2,243          1,217        174,484
OTX ............................................          (194)           313          7,338         (4,475)        22,417
Commercial real estate .........................        (5,057)         6,585            411            693        245,485
UK operations ..................................          (285)            --           (133)        (1,542)        35,001
Subprime single family residential lending .....            38         (7,311)            84         (4,561)       193,967
Unsecured collections(2)........................        (1,524)             1          1,981         (2,173)        17,319
Ocwen Realty Advisors (2) ......................            --          4,631          4,401            142             --
Corporate items and other ......................         3,092          2,583          1,845         (1,910)       409,596
                                                   -----------    -----------    -----------    -----------    -----------
                                                   $     2,086    $    30,944    $    38,074    $    (5,098)   $ 3,470,609
                                                   ===========    ===========    ===========    ===========    ===========


(1)      After provision for loan losses.

(2) Non-interest income for the three months ended March 31, 2001 and 2000 included $1,955 and $2,980, respectively, of intercompany and intrasegment revenues, which have been eliminated in consolidation.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

--------------------------------------------------------------------------------

NOTE 10: COMMITMENTS AND CONTINGENCIES

         At March 31, 2001, the Company had commitments of $4,052 to fund construction loans (including loans accounted for as investments in real estate) secured by multi-family and commercial properties. In addition, the Company, through the Bank, had commitments under outstanding letters of credit in the amount of $6,868. The Company, through its investment in subordinated securities and subprime residuals, which had a fair value of $109,461 at March 31, 2001, supports senior classes of securities. At March 31, 2001, the Company had $7,035 outstanding in guarantees to third parties related to debt obligations and lease commitments of its subsidiaries.

         On April 20, 1999, a complaint was filed on behalf of a putative class of public shareholders of the Company in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida against OCN and OAC. On April 23, 1999, a complaint was filed on behalf of a putative class of public shareholders of OAC in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida, against OAC and certain directors of OAC. The plaintiffs in both complaints sought to enjoin consummation of the acquisition of OAC by OCN. The cases were consolidated, and on September 13, 1999 a consolidated amended complaint was filed. The injunction was denied, and on October 14, 1999 OCN was dismissed as a party. Plaintiffs' remaining claims are for damages for alleged breaches of common law fiduciary duties. On January 10, 2001, OAC was granted a protective order limiting the scope of discovery. Discovery is ongoing.

         On June 3, 1999, Walton Street Capital, L.L.C. ("Walton") filed suit against OAC and Ocwen Partnership, L.P. in the Circuit Court of Cook County, Illinois. Walton has alleged that OAC committed an anticipatory breach of contract with respect to the proposed sale by OAC of all of its interest in its commercial mortgage-backed securities portfolio to Walton. Walton has claimed damages in an amount in excess of $20,000. As of October 20, 2000, both Walton and OAC filed motions for Summary Judgement. On December 21, 2000, the Circuit Court granted Walton's Limited Motion for Summary Judgement concerning liability. Ocwen filed a Motion for Certification of an Interlocutory Appeal and is seeking an Entry of Stay pending appeal. OAC believes this suit is without merit and continues to vigorously defend against the same.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

GENERAL

         The Company's primary businesses are the servicing and special servicing of nonconforming, subperforming and nonperforming residential and commercial mortgage loans, as well as the development of related loan servicing technology and software for the mortgage and real estate industries.

         The Company is a registered savings and loan holding company subject to regulation by the OTS. The Bank is subject to regulation by the OTS, its chartering authority, and by the Federal Deposit Insurance Corporation (the "FDIC") as a result of its membership in the Savings Association Insurance Fund, which is administered by the FDIC and which insures the Banks' deposits up to the maximum extent permitted by law. The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System and is currently a member of the Federal Home Loan Bank ("FHLB") of New York, one the 12 regional banks that comprise the FHLB System.

         The following discussion of the Company's consolidated financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 herein (which is incorporated herein by reference).

RECENT DEVELOPMENTS

         On April 18, 2001, the Company acquired the servicing rights to more than $1,800,000 in mortgage loans from Metropolitan Mortgage & Securities Co., Inc. The servicing rights to approximately 31,000 loans will be transferred to the Company.

         On April 18, 2001, the Company executed a Receivables Financing Facility agreement with Greenwich Capital Financial Products, Inc. ("Greenwich"), whereby the Company borrowed $23,907 collateralized by certain of the Company's servicing advances. According to a Commitment Letter signed in connection with the execution of the Agreement, the Company has agreed to finance at least $200,000 of servicing advances with Greenwich over the course of the next two years.

         On April 20, 2001, the Company executed a Loan and Security Agreement with Credit Suisse First Boston ("CSFB") whereby the Company may borrow up to $100,000 over the next year collateralized by certain of the Company's servicing advances. The Company borrowed approximately $38,082 on this credit line on the date of execution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

SELECTED CONSOLIDATED FINANCIAL INFORMATION                          March 31,   December 31,   Increase
                                                                       2001          2000       (Decrease)
                                                                    ----------    ----------    ----------
BALANCE SHEET DATA
Total assets ....................................................   $2,068,689    $2,249,420       (8)%
Trading securities, at fair value:
   Collateralized mortgage obligations (AAA-rated) ..............       97,196       277,595      (65)
   Subordinates, residuals and other securities .................      109,461       112,647       (3)
Real estate held for sale .......................................       21,623        22,670       (5)
Low-income housing tax credits held for sale ....................      100,800        87,083       16
Investments in real estate ......................................      116,125       122,761       (5)
Investment in low-income housing tax credit interests ...........       54,213        55,729       (3)
Loan portfolio, net .............................................       77,983        93,414      (17)
Discount loan portfolio, net ....................................      439,649       536,028      (18)
Match funded loans and securities, net ..........................      110,470       116,987       (6)
Real estate owned, net ..........................................      136,267       146,419       (7)
Deferred tax asset, net .........................................       82,171        95,991      (14)
Advances on loans and loans serviced for others .................      299,609       227,055       32
Mortgage servicing rights .......................................       67,477        51,426       31
Total liabilities ...............................................    1,525,971     1,666,464       (8)
Deposits ........................................................    1,133,691     1,258,360      (10)
Bonds-match funded agreements ...................................       99,732       107,050       (7)
Obligations outstanding under lines of credit ...................       32,796        32,933       (1)
Notes, debentures and other interest bearing obligations ........      169,130       173,330       (2)
Company-obligated, manditorily redeemable securities of
   subsidiary trust holding solely junior
   subordinated debentures of the Company .......................       63,685        79,530      (20)
Stockholders' equity ............................................      479,033       503,426       (5)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                     At or for the Three Months Ended March 31,
                                                                                     ------------------------------------------
                                                                                                                    Favorable
                                                                                        2001           2000       (Unfavorable)
                                                                                     -----------    ----------    -------------
OPERATIONS DATA
Net interest (loss) income .......................................................   $   (2,063)    $    4,694       (144)%
Provision for loan losses ........................................................        8,120          2,608       (211)
Non-interest income ..............................................................       43,130         30,944         39
Non-interest expense .............................................................       50,856         38,074        (34)
Capital securities ...............................................................        2,053          3,194         36
Equity in income (losses) of investment in unconsolidated entities ...............           45         (2,260)       102
Income tax (expense) benefit .....................................................       (5,762)         3,255       (277)
Extraordinary gain on repurchase of debt, net of taxes ...........................        2,163          2,145          1
Net (loss) income ................................................................      (23,516)        (5,098)      (361)

PER COMMON SHARE
Net (loss) income:
   Basic .........................................................................   $    (0.35)    $    (0.07)      (400)%
   Diluted .......................................................................        (0.35)         (0.07)      (400)
Stock price:
   High ..........................................................................   $     9.90     $     9.25          7%
   Low ...........................................................................         6.19           5.25         18
   Close .........................................................................         8.49           8.00          6

KEY RATIOS
Annualized return on average assets ..............................................        (4.32)%        (0.61)%     (608)%
Annualized return on average equity ..............................................       (18.93)         (4.07)      (365)
Efficiency ratio (1) .............................................................       123.70         114.07          8
Core (leverage) capital ratio ....................................................        14.13           9.33         51
Risk-based capital ratio .........................................................        21.54          17.67         22

(1) The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses, non-interest income and equity in income (losses) of investment in unconsolidated entities.

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2001 VERSUS THREE MONTHS ENDED MARCH 31, 2000

         GENERAL. The Company recorded a net loss of $(23,516), or $(0.35) per share, for the first quarter of 2001, as compared to a net loss of $(5,098), or $(0.07) per share, for the first quarter of 2000. There were a number of key factors and transactions that contributed to the results for the first quarter of 2001 as compared to the first quarter of 2000, including: an increase in net losses incurred by OTX from $(4,475) in the first quarter of 2000 to $(8,535) in the first quarter of 2001, reflecting the continuing investment in the development of the Company's technology businesses; impairment charges of $4,503 on low-income housing tax credit investments held for investment recorded during the first quarter of 2001; and a $10,000 provision recorded in the first quarter of 2001 for an additional valuation allowance on the deferred tax asset.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         SEGMENT PROFITABILITY. The following is a discussion of the contribution by business segment to the Company's net income (loss) for the periods indicated:

o Single Family Residential Discount Loans. The segment had a net loss for the three months ended March 31, 2001 of $(1,089) as compared to income of $3,086 for the three months ended March 31,2000. Results for three months ended March 31, 2000 included gains of $7,794 from the sale of loans. There were no such gains during the three months ended March 31, 2001. Impairment charges on residential subordinate securities amounted to $599 for the three months ended March 31, 2000. Net unrealized trading gains on residential subordinate securities amounted to $1,682 for the first quarter of 2001. Losses from the sale and operation of real estate owned amounted to $3,560 for the three months ended March 31, 2001, as compared to $6,516 for the three months ended March 31, 2000. The results for the three months ended March 31, 2001 also reflect an increase of $1,224 in the provision for loan losses, as compared to the same period in the prior year. See "Results of Operations - Non-Interest Income."

o Commercial Loans. Segment net income declined from $694 for the three months ended March 31, 2000 to a loss of $(5,031) for the three months ended March 31, 2001. The results for the three months ended March 31, 2001 reflect an increase of $2,612 in gains from the sale and operation of real estate owned as compared to the same period of 2000. Loss on loan sales increased from $99 for the three months ended March 31, 2000 to $1,898 for the three months ended March 31, 2001. The results for the three months ended March 31, 2001 also reflect increases in the provision for loan losses of $4,793 primarily related to discount loans.

o Domestic Residential Mortgage Loan Servicing. Segment net income was $5,278 and $3,731 for the three months ended March 31, 2001 and 2000, respectively. Domestic residential servicing and other fees amounted to $26,955 for the three months ended March 31, 2001 as compared to $18,987 for the three months ended March 31 2000. The increase in servicing fees reflects an increase in the average balance of loans serviced for others. See "Results of Operations - Non-Interest Income."

o Investment in Low-Income Housing Tax Credits. Segment net income declined from $1,217 for the three months ended March 31, 2000 to a loss of $(4,610) for the three months ended March 31, 2000. Contributing to the loss in 2001 were impairment charges of $4,503 provided on four projects held for investment. See "Changes in Financial Condition - Investment in Low-Income Housing Tax Credit Interests."

o UK Operations. Losses for 2000 relate to the Company's equity investment in Kensington, which was sold November 22, 2000. See "Results of Operations - Equity in Losses of Investments in Unconsolidated Entities."

o OTX. Segment losses were $(8,535) and $(4,475) for the three months ended March 31, 2000 and 2001, respectively. The net losses incurred by OTX reflect the Company's ongoing commitment to the development of its technology business. In addition, in 2001, the Company provided $3,185 for the final payment due in connection with the acquisition of Amos, Inc. in 1997.

o Commercial Real Estate. Segment net income was $100 and $693 for the three months ended March 31, 2001 and 2000, respectively. Results for the three months ended March 31, 2001 included $1,265 of net operating gains on investments in real estate, which compared to $3,790 for the three months ended March 31, 2000. Results for the three months ended March 31, 2000 also included a $2,768 gain on the sale of a subordinate security. In addition, net interest (loss), including interest on lines of credit and transfer pricing, declined by $4,204 during the three months ended March 31, 2001 as compared to the same period in 2000. See "Results of Operations
     - Non-Interest Income."

o Subprime Single Family Residential Lending. Segment results improved from a loss of $(4,561) for the three months ended March 31, 2000 to $1,066 of income for the three months ended March 31, 2001. Results for the three months ended March 31, 2000 included $6,234 of impairment charges on subprime residual securities. The results for 2001 included $2,541 of net unrealized trading gains on subprime residual securities during the first quarter. The Company closed its domestic subprime origination business, which had been conducted primarily through OFS, in 1999.

o Unsecured Collections. Segment losses were $(1,364) and $(2,173) for the three months ended March 31, 2001 and 2000, respectively. Unsecured collections is primarily comprised of activities related to the Company's charged-off unsecured credit card receivables which were acquired at a discount. Collections of unsecured credit card receivables are accounted for under the cost recovery method. Results for the three months ended March 31, 2001 included provisions for loan losses of $740 as compared to $1,486 for the three months ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

o Ocwen Realty Advisors. Segment income was $87 and $142 for the three months ended March 31, 2001 and 2000, respectively. Ocwen Realty Advisors ("ORA") provides property valuation services and real estate research for residential and commercial properties.

o Corporate Items and Other. Segment losses were $(9,418) and $(1,910) for the three months ended March 31, 2001 and 2000, respectively. This segment consists of extraordinary gains on repurchases of debt, business activities that are individually insignificant, amounts not allocated to the operating segments, distributions on the Capital Securities, transfer pricing mismatches, other general corporate expenses and the results of the securities portfolio excluding subprime residual and subordinate securities. Net loss for the three months ended March 31, 2000 includes $2,163 of extraordinary gains, net of taxes, on repurchases of debt as compared to $2,145 of such gains, net of taxes, during the same period of the prior year. Results for 2001 also include a provision of $10,000 for an additional valuation allowance on the deferred tax asset.

         See Note 9 to the Consolidated Financial Statements, included in Item 1 herein (which is incorporated herein by reference), for additional information related to the Company's operating segments.

         NET INTEREST INCOME: Net interest income is the difference between interest income earned from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is determined by net interest spread (i.e., the difference between the yield earned on interest-earning assets and the rates incurred on interest-bearing liabilities), the relative amount of interest-earning assets and interest-bearing liabilities and the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table sets forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resultant average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. Information is based on average daily balances during the indicated periods:

                                                                                     Three Months Ended March 31,
                                                                 -------------------------------------------------------------------
                                                                               2001                               2000
                                                                 --------------------------------   --------------------------------
                                                                               Interest   Average                 Interest   Average
                                                                   Average      Income/    Yield/     Average      Income/    Yield/
                                                                   Balance      Expense     Rate      Balance      Expense     Rate
                                                                 -----------   --------   -------   -----------   --------   -------
AVERAGE ASSETS:
Federal funds sold and repurchase agreements .................   $   129,705   $  1,644     5.07%   $   121,953   $  1,709     5.61%
Trading securities (1) .......................................       308,799      5,700     7.38             --         --       --
Securities available for sale (1) ............................            --         --                 655,283     12,869     7.86
Loans available for sale (2) .................................        11,450        221     7.72         44,493        807     7.26
Investment securities and other ..............................        16,579        346     8.35         28,936        327     4.52
Loan portfolio (2) ...........................................        96,301      1,883     7.82        161,919      3,968     9.80
Match funded loans and securities ............................       123,771      2,483     8.02        157,068      3,311     8.43
Discount loan portfolio ......................................       533,068     12,540     9.41        987,427     25,099    10.17
                                                                 -----------   --------             -----------   --------
   Total interest earning assets .............................     1,219,673     24,817     8.14      2,157,079     48,090     8.92
                                                                               --------                           --------
Non-interest earning cash ....................................        46,666                             55,289
Allowance for loan losses ....................................       (21,829)                           (27,418)
Investment in low-income housing tax credit interests ........        46,672                            155,710
Investment in unconsolidated entities ........................           421                             35,091
Real estate owned, net .......................................       134,499                            181,880
Tax credits held for sale ....................................        94,861                                 --
Investment in real estate ....................................       121,786                            306,884
Real estate held for sale ....................................        21,740                              2,030
Escrow advances on loans and loans serviced for others .......       245,292                            180,631
Mortgage servicing rights, net ...............................        50,933                             11,806
Other assets .................................................       217,963                            264,801
                                                                 -----------                        -----------
   Total assets ..............................................   $ 2,178,677                        $ 3,323,783
                                                                 ===========                        ===========

AVERAGE LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing demand deposits .............................   $    14,470   $    137     3.79%   $    16,510   $    178     4.31%
Savings deposits .............................................         1,313          7     2.13          1,451         10     2.76
Certificates of deposit ......................................     1,108,578     17,927     6.47      1,568,476     24,497     6.25
                                                                 -----------   --------             -----------   --------
   Total interest-bearing deposits ...........................     1,124,361     18,071     6.43      1,586,437     24,685     6.22
Securities sold under agreements to repurchase ...............            --         --       --        166,559      2,640     6.34
Bonds-match funded agreements ................................       104,873      2,966    11.31        138,177      3,356     9.72
Obligations outstanding under lines of credit ................        32,885        720     8.76        179,230      3,471     7.75
Notes, debentures and other ..................................       175,530      5,123    11.67        298,592      9,244    12.38
                                                                 -----------   --------             -----------   --------
   Total interest-bearing liabilities ........................     1,437,649     26,880     7.48      2,368,995     43,396     7.33
                                                                               --------                           --------
Non-interest bearing deposits ................................        12,361                              8,958
Escrow deposits ..............................................        52,013                            206,937
Excess of net assets acquired over purchase price ............        35,103                             55,961
Other liabilities ............................................        70,033                             71,301
                                                                 -----------                        -----------
   Total liabilities .........................................     1,607,159                          2,712,152
Capital Securities ...........................................        74,581                            110,000
Stockholders' equity .........................................       496,937                            501,631
                                                                 -----------                        -----------
   Total liabilities and stockholders' equity ................   $ 2,178,677                        $ 3,323,783
                                                                 ===========                        ===========
Net interest income ..........................................                 $ (2,063)                          $  4,694
                                                                               ========                           ========
Net interest spread ..........................................                              0.66%                              1.59%
Net interest margin ..........................................                             (0.68)%                             0.87%
Ratio of interest-earning assets to interest-bearing
   liabilities ...............................................            85%                                91%

(1)      Excludes effect of unrealized gains or losses on securities.

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

                                                                         2001 vs. 2000
                                                               --------------------------------
                                                                  Increase (Decrease) Due To
                                                               --------------------------------
For the three months ended March 31,                             Rate       Volume       Total
------------------------------------------------------------   --------    --------    --------
Interest-Earning Assets:
Federal funds sold and repurchase agreements ...............   $   (170)   $    105    $    (65)
Securities available for sale ..............................       (492)    (12,377)    (12,869)
Trading securities .........................................       (242)      5,942       5,700
Loans available for sale ...................................         49        (635)       (586)
Investment securities and other ............................        199        (180)         19
Loan portfolio .............................................       (694)     (1,391)     (2,085)
Match funded loans and securities ..........................       (154)       (674)       (828)
Discount loan portfolio ....................................     (1,751)    (10,808)    (12,559)
                                                               --------    --------    --------
   Total interest-earning assets ...........................     (3,255)    (20,018)    (23,273)
                                                               --------    --------    --------
Interest-Bearing Liabilities:
Interest-bearing demand deposits ...........................        (21)        (20)        (41)
Savings deposits ...........................................         (2)         (1)         (3)
Certificates of deposit ....................................        840      (7,410)     (6,570)
                                                               --------    --------    --------
   Total interest-bearing deposits .........................        817      (7,431)     (6,614)
Securities sold under agreements to repurchase .............         --      (2,640)     (2,640)
Bonds-match funded agreements ..............................        498        (888)       (390)
Obligations outstanding under lines of credit ..............        402      (3,153)     (2,751)
Notes, debentures and other interest-bearing obligations ...       (502)     (3,619)     (4,121)
                                                               --------    --------    --------
      Total interest-bearing liabilities ...................      1,215     (17,731)    (16,516)
                                                               --------    --------    --------
                                                               $ (4,470)   $ (2,287)   $ (6,757)
                                                               ========    ========    ========

         The Company's net interest loss before provision for loan losses amounted to $(2,063) for the three months ended March 31, 2001 as compared to net interest income of $4,694 for the three months ended March 31, 2000, a decline of $6,757 or 144%. The decrease was due to a decrease in average interest-earning assets and a decrease in the net interest spread, offset by a decrease in average interest-bearing liabilities. Average interest-earning assets decreased by $937,406 or 43% during the three months ended March 31, 2001 and reduced interest income by $20,018. Average interest-bearing liabilities decreased by $931,346 or 39% during the three months ended March 31, 2001 and decreased interest expense by $17,731. The impact of these volume changes resulted in a $2,287 decrease in net interest income. The net interest spread decreased 93 basis points as a result of a 78 basis-point decrease in the weighted average rate on interest-earning assets and a 15 basis-point increase in the weighted average rate on interest-bearing liabilities. The impact of these rate changes resulted in a $4,470 decrease in net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                             Average Balance         Increase        Average Yield        Increase
                                        -------------------------   (Decrease)    -------------------    (Decrease)
For the three months ended March 31,        2001          2000           $          2001       2000     Basis Points
-------------------------------------   -----------   -----------   -----------   --------   --------   ------------
Federal funds sold and repurchase
   agreements .......................   $   129,705   $   121,953   $     7,752     5.07%      5.61%         (54)
Trading securities ..................       308,799            --       308,799     7.38         --          738
Securities available for sale .......            --       655,283      (655,283)      --       7.86         (786)
Loans available for sale ............        11,450        44,493       (33,043)    7.72       7.26           46
Investment securities and other .....        16,579        28,936       (12,357)    8.35       4.52          383
Loan portfolio ......................        96,301       161,919       (65,618)    7.82       9.80         (198)
Match funded loans and securities ...       123,771       157,068       (33,297)    8.02       8.43          (41)
Discount loan portfolio .............       533,068       987,427      (454,359)    9.41      10.17          (76)
                                        -----------   -----------   -----------
                                        $ 1,219,673   $ 2,157,079   $  (937,406)    8.14       8.92          (79)
                                        ===========   ===========   ===========


         Interest income on trading securities amounted to $5,700 during the first quarter of 2001 as compared to $0 during the first quarter of 2000. This increase resulted from the Company's change in its policy for securities available for sale on September 30, 2000 to account for them as trading. The table below indicates the composition of the portfolio of trading securities during three months ended March 31, 2001:

                                               Average Balance        Annualized
                                            ---------------------      Average
                                             Amount      Percent        Yield
                                            --------     --------     ----------

CMOs (AAA-rated) ......................     $200,631        65%          6.56%
Subordinates and residuals ............      108,168        35           8.90
                                            --------       ---
                                            $308,799       100%          7.38%
                                            ========       ===


         Interest income on securities available for sale amounted to $0 and $12,869 during the first quarter of 2001 and 2000, respectively. As noted above, on September 30, 2000 the Company changed its policy for securities available for sale and transferred those securities to the trading category. The following table indicates the composition of the portfolio of securities available for sale during the three months ended March 31, 2000:

                                               Average Balance
                                            ---------------------      Average
                                             Amount      Percent        Yield
                                            --------     --------     ----------

CMOs (AAA-rated) ......................     $489,503        75%          6.25%
Subordinates and residuals ............      165,780        25          12.60
                                            --------       ---
                                            $655,283       100%          7.86%
                                            ========       ===


         The decline in the average balance of CMOs held for trading as compared to the average balance of CMOs available for sale reflects a planned reduction in these securities, which were originally acquired primarily to meet the Qualified Thrift Lender requirements but are no longer needed for that purpose.

         Interest income on the loan portfolio decreased by $2,085 or 53% during the three months ended March 31, 2001 versus the same period in 2000 due to a $65,618 or 41% decrease in the average balance and a 198 basis-point decrease in the average yield. During 1999, the Company ceased origination of multifamily and commercial loans. See "Changes in Financial Condition - Loan Portfolio."

         Interest income on match funded loans and securities is comprised of income earned on match funded loans acquired in connection with the acquisition of OAC in October 1999 and on four unrated residual securities transferred by the Company to Ocwen NIMS Corp. in exchange for non-recourse notes. The loans were previously securitized by OAC under a securitization accounted for as a financing transaction. See "Changes in Financial Condition - Match Funded Loans and Securities."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Interest income on discount loans decreased by $12,559 or 50% during the three months ended March 31, 2001 as compared to the same period in 2000 as a result of a $454,359 or 46% decline in the average balance and a 76 basis-point decrease in the average yield. See "Changes in Financial Condition - Discount Loans, Net." The yield on the discount loan portfolio is likely to fluctuate from period to period as a result of the timing of resolutions, particularly the resolution of large multi-family residential and commercial real estate loans, and the mix of the overall portfolio between performing and non-performing loans.

                                                          Average Balance          Increase      Average Rate       Increase
                                                     -------------------------    (Decrease)    ---------------    (Decrease)
For the three months ended March 31,                     2001          2000            $         2001     2000    Basis Points
--------------------------------------------------   -----------   -----------   ------------   ------   ------   ------------
Interest-bearing deposits ........................   $ 1,124,361   $ 1,586,437   $  (462,076)    6.43%    6.22%         21
Securities sold under agreements to repurchase ...            --       166,559      (166,559)      --     6.34        (634)
Bonds-match funded agreements ....................       104,873       138,177       (33,304)   11.31     9.72         159
Obligations outstanding under lines of credit.....        32,885       179,230      (146,345)    8.76     7.75         101
Notes, debentures and other ......................       175,530       298,592      (123,062)   11.67    12.38         (71)
                                                     -----------   -----------   -----------
                                                     $ 1,437,649   $ 2,368,995   $  (933,066)    7.48     7.33          15
                                                     ===========   ===========   ===========

         Interest expense on interest-bearing deposits decreased $6,614 or 27% during the three months ended March 31, 2001 as compared to the same period in 2000 primarily due to a $462,076 or 29% decrease in the average balance. The decline in the average balance was primarily related to certificates of deposit. The decline in average deposits is consistent with the decline in average assets as the Company moves from capital-intensive businesses to fee-based businesses. See "Changes in Financial Condition - Deposits."

         The Company held no securities sold under agreements to repurchase during the three months ended March 31, 2001. During the three months ended March 31, 2000, securities sold under agreements to repurchase were used primarily to fund the purchase of CMOs, the average balance of which declined significantly for the first quarter of 2001 as compared to the first quarter of 2000.

         Interest expense on bonds-match funded agreements is comprised of interest incurred on bonds-match funded agreements acquired as a result of the OAC acquisition in October 1999 and on non-recourse notes which resulted from the Company's transfer of four unrated residual securities in December 1999 to Ocwen NIMS Corp. in exchange for non-recourse notes. See "Changes in Financial Condition - Bonds - Match Funded Agreements."

         Interest expense on obligations outstanding under lines of credit decreased $2,751 or 79% during the three months ended March 31, 2001 as compared to the same period in 2000 due to a $146,345 or 82% decrease in the average balance offset in part by a 101 basis-point increase in the weighted average interest rate. During the three months ended March 31, 2001, lines of credit were used to fund the investment in real estate and construction loans at OAC. See "Changes in Financial Condition - Obligations Outstanding Under Lines of Credit."

         Interest expense on notes, debentures and other decreased $4,121 or 45% during the three months ended March 31, 2001 as compared to the same period in 2000 primarily due to a $123,062 or 41% decrease in the average balance. The decrease in the average balances is primarily due to the Company's repurchases of debt during 2001 and 2000. See "Changes in Financial Condition - Notes, Debentures and Other."

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table presents the provisions for loan losses by the discount loan, loan portfolio and match funded loans for the periods indicated:

For the three months ended March 31,                    2001              2000
-------------------------------------------           -------           -------
Discount loan portfolio ...................           $ 6,730           $ 2,732
Loan portfolio ............................             1,211              (155)
Match funded loans ........................               179                31
                                                      -------           -------
                                                      $ 8,120           $ 2,608
                                                      =======           =======

         The increase in the provisions for loan losses is primarily attributable to certain non-performing commercial loans.

         The following table sets forth the allowance for loan losses as a percentage of the respective loan balances at the dates indicated:

                                    March 31, 2001            December 31, 2000           March 31, 2000
                               ------------------------   ------------------------   ------------------------
                                           Allowance as               Allowance as               Allowance as
                               Allowance   a % of loans   Allowance   a % of loans   Allowance   a % of loans
                               ---------   ------------   ---------   ------------   ---------   ------------
Discount loan portfolio ....   $ 18,790        4.10%      $ 20,871        3.75%      $ 20,189        2.34%
Loan portfolio .............      2,652        3.29          2,408        2.51          7,104        4.35
Match funded loans .........        268        0.36            285        0.35            526        0.53
                               --------                   --------                   --------
                               $ 21,710        3.43       $ 23,564        3.21       $ 27,819        2.47
                               ========                   ========                   ========

         For additional information regarding the Company's allowance for loan losses on the above portfolios, see "Changes in Financial Condition - Allowance for Loan Losses." For information relating to the Company's valuation allowance on real estate owned, see "Changes in Financial Condition - Real Estate Owned."

         NON-INTEREST INCOME. The following table sets forth the principal components of the Company's non-interest income during the periods indicated:

                                                                            Three Months
                                                                        --------------------
For the periods ended March 31,                                           2001        2000
---------------------------------------------------------------------   --------    --------
Servicing and other fees ............................................   $ 31,117    $ 24,166
(Loss) gain on interest-earning assets, net .........................       (645)     10,994
Unrealized loss on trading and match funded securities, net .........      4,003          --
Impairment charges on securities available for sale .................         --      (6,833)
Loss on real estate owned, net ......................................       (984)     (7,007)
Gain on other non-interest earning assets, net ......................        456         138
Net operating gains on investments in real estate ...................      2,554       5,553
Amortization of excess of net assets acquired over purchase price ...      4,583       2,794
Other income ........................................................      2,046       1,139
                                                                        --------    --------
Total ...............................................................   $ 43,130    $ 30,944
                                                                        ========    ========

         Servicing and other fees are primarily comprised of fees from investors for servicing mortgage loans. Servicing and other fees for the three months ended March 31, 2001 increased $6,951 largely due to the growth in loans serviced for others. The average unpaid principal balance of loans serviced for others amounted to $11,308,486 during the three months ended March 31, 2001 as compared to $10,787,325 for the three months ended March 31, 2000. In addition to servicing fees, the increase in servicing and other fees during 2001 included increases in interest earned on custodial accounts during the holding period between collection of borrower payments and remittance to investors, in late charges on residential loans and in other miscellaneous servicing related fees. Servicing fees for the three months ended March 31, 2001 included $2,245 of special servicing fees as compared to $3,790 for the three months ended March 31, 2000. Under special servicing arrangements, the Company services loans for third parties, typically as part of a securitization, that become greater than 90 days past due and receives incentive fees to the extent certain loss mitigation parameters are achieved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table sets forth the Company's loans serviced for others at the dates indicated:

                                        Discount Loans          Subprime Loans           Other Loans               Total
                                    ---------------------   ---------------------   ---------------------   ---------------------
                                                  No. of                  No. of                  No. of                  No. of
                                      Amount       Loans      Amount       Loans      Amount       Loans      Amount       Loans
                                    -----------   -------   -----------   -------   -----------   -------   -----------   -------
MARCH 31, 2001 (1):
Loans securitized:
   Residential loans ............   $   821,389    13,696   $   646,609     6,810   $        --        --   $ 1,467,998    20,506
   Commercial loans .............         5,672        32            --        --            --        --         5,672        32
                                    -----------   -------   -----------   -------   -----------   -------   -----------   -------
                                    $   827,061    13,728   $   646,609     6,810   $        --        --   $ 1,473,670    20,538
                                    ===========   =======   ===========   =======   ===========   =======   ===========   =======
Loans serviced for third parties:
   Residential loans ............   $   613,107    12,573   $ 8,716,041   155,723   $    37,040       404   $ 9,366,188   168,700
   Commercial loans .............        75,639        73         1,154        13       778,684        66       855,477       152
                                    -----------   -------   -----------   -------   -----------   -------   -----------   -------
                                    $   688,746    12,646   $ 8,717,195   155,736   $   815,724       470   $10,221,665   168,852
                                    ===========   =======   ===========   =======   ===========   =======   ===========   =======
Total loans serviced for others:
   Residential loans ............   $ 1,434,496    26,269   $ 9,362,650   162,533   $    37,040       404   $10,834,186   189,206
   Commercial loans .............        81,311       105         1,154        13       778,684        66       861,149       184
                                    -----------   -------   -----------   -------   -----------   -------   -----------   -------
                                    $ 1,515,807    26,374   $ 9,363,804   162,546   $   815,724       470   $11,695,335   189,390
                                    ===========   =======   ===========   =======   ===========   =======   ===========   =======

DECEMBER 31, 2000 (2):
Loans securitized:
   Residential loans ............   $   858,549    14,232   $   719,231     7,456   $        --        --   $ 1,577,780    21,688
   Commercial loans .............         6,884        38            --        --            --        --         6,884        38
                                    -----------   -------   -----------   -------   -----------   -------   -----------   -------
                                    $   865,433    14,270   $   719,231     7,456   $        --        --   $ 1,584,664    21,726
                                    ===========   =======   ===========   =======   ===========   =======   ===========   =======
Loans serviced for third parties:
   Residential loans ............   $   668,736    13,397   $ 8,210,658   128,964   $    37,510       402   $ 8,916,904   142,763
   Commercial loans .............        77,551        81         1,422        16       779,983       167       858,956       264
                                    -----------   -------   -----------   -------   -----------   -------   -----------   -------
                                    $   746,287    13,478   $ 8,212,080   128,980   $   817,493       569   $ 9,775,860   143,027
                                    ===========   =======   ===========   =======   ===========   =======   ===========   =======
Total loans serviced for others:
         Residential loans ......   $ 1,527,285    27,629   $ 8,929,889   136,420   $    37,510       402   $10,494,684   164,451
         Commercial loans .......        84,435       119         1,422        16       779,983       167       865,840       302
                                    -----------   -------   -----------   -------   -----------   -------   -----------   -------
                                    $ 1,611,720    27,748   $ 8,931,311   136,436   $   817,493       569   $11,360,524   164,753
                                    ===========   =======   ===========   =======   ===========   =======   ===========   =======

(1) Does not include approximately 90,900 loans with an aggregate unpaid principal balance of $8,254,300 that were acquired under servicing agreements during the first quarter of 2001, but had not been boarded in the Company's loan servicing system as of March 31, 2001.

(2) Does not include approximately 38,500 loans with an unpaid principal balance of approximately $1,027,600 that were acquired on December 31, 2000 but were not boarded in the Company's loan servicing system until 2001.

         For the three months ended March 31, 2001, net loss on interest-earning assets of $(645) was primarily comprised of $1,898 of losses on the sale of loans partially offset by $1,186 of gains on the sale of trading securities. Net gains on interest-earning assets for the three months ended March 31, 2000 of $10,994 was primarily comprised of a $7,794 gain recognized in connection with the sale of single family residential discount loans and a gain of $2,768 on the sale of a commercial subordinate security.

         The unrealized gain on trading securities of $4,003 for the three months ended March 31, 2001 resulted from the Company's change, on September 30, 2000, in its policy for securities available for sale and match-funded securities to account for them as trading securities. For trading securities, changes in fair value are reported in income in the period of change. See "Changes in Financial Condition - Trading Securities."

         Impairment charges on securities available for sale represent declines in fair value that were deemed to be other-than-temporary. See "Changes in Financial Condition - Securities Available for Sale."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table sets forth the results of the Company's real estate owned (which does not include investments in real estate, as discussed below) during the periods indicated:

For the three months ended March 31,                       2001           2000
--------------------------------------------------       -------        -------
Gains on sales ...................................       $ 6,376        $ 4,556
Provision for losses in fair value ...............        (6,181)        (9,212)
Carrying costs, net ..............................        (1,179)        (2,351)
                                                         -------        -------
(Loss) income on real estate owned, net ..........       $  (984)       $(7,007)
                                                         =======        =======

         See "Changes in Financial Condition - Real Estate Owned" for additional information regarding real estate owned.

         Net operating gains on investments in real estate during the three months ended March 31, 2001 included $1,248 of operating income from investments in real estate as compared to $3,792 during the three months ended March 31, 2000. The decrease is principally the result of the sales of properties that occurred during 2000. The three months ended March 31, 2001 also included $1,306 of equity in earnings related to certain loans that are accounted for as investments in real estate as compared to $1,761 for the three months ended March 31, 2000. See "Changes in Financial Condition - Investments in Real Estate."

         The amortization of excess of net assets acquired over purchase price resulted from the Company's acquisition of OAC on October 7, 1999. The acquisition resulted in an excess of net assets acquired over the purchase price of $60,042, which is being amortized on a straight-line basis. Effective October 1, 2000, the amortization period was reduced from 60 months to 39 months, which accounts for the increase in amortization to $4,583 for the first quarter of 2001 as compared to $2,794 for the first quarter of 2000. The unamortized balance of the excess of net assets acquired over purchase price at March 31, 2001 was $32,082, as compared to $36,665 at December 31, 2000.

         Other income for the three months ended March 31, 2001 increased by $907 during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 largely due to an increase in consulting fee income of $913. These fees result from advisory services provided to Jamaica's Financial Sector Adjustment Company related to the resolution and liquidation of non-performing loans and real estate assets.

         NON-INTEREST EXPENSE. The following table sets forth the principal components of the Company's non-interest expense during the periods indicated:

For the three months ended March 31,                                                           2001      2000
------------------------------------------------------------------------------------------   -------   -------
Compensation and employee benefits .......................................................   $20,935   $16,583
Occupancy and equipment ..................................................................     3,093     3,263
Technology and communication costs .......................................................    10,148     5,621
Loan expenses ............................................................................     4,235     3,930
Net operating losses on investments in certain low-income housing tax credit interests ...     5,062     1,499
Amortization of excess of purchase price over net assets acquired ........................       778       773
Professional services and regulatory fees ................................................     4,026     3,839
Other operating expenses .................................................................     2,579     2,566
                                                                                             -------   -------
      Total ..............................................................................   $50,856   $38,074
                                                                                             =======   =======

         The $4,352 increase in compensation and employee benefits for the three months ended March 31, 2001 as compared to the same periods in 2000 was due in large part to the reversal of accrued profit sharing expense in the amount of $6,012 during the first quarter of 2000 as a result of the Company's decision to suspend its long-term incentive plan. Excluding the $6,012 accrual reversal, compensation and employee benefits decreased $1,660 during the three months ended March 31, 2001. This decrease is primarily due to a $1,284 decline in compensation expense related to contract programmers.

         Technology and communication costs consists primarily of depreciation expense on computer hardware and software, technology-related consulting fees (primarily OTX) and telephone expense. The $4,527 increase in technology and communication costs for the three months ended March 31, 2001 is primarily due to a $3,185 charge to record the final payment due on the acquisition of AMOS, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Net operating losses on investments in certain low-income housing tax credit interests increased $3,563 during the three months ended March 31, 2001 as compared to the same period in 2000 largely because of the provision to record $4,503 of impairment charges on four projects offset in part by a reduction in operating losses resulting from the sale of projects. See "Changes in Financial Condition - Investment in Low-Income Housing Tax Credit Interest."

         Other operating expenses are primarily comprised of marketing costs and travel expense.

         DISTRIBUTIONS ON COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY. Cash distributions on the Capital Securities are payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 10.875%. The Company recorded $2,053 and $3,194 of distributions to holders of the Capital Securities during the three months ended March 31, 2001 and 2000, respectively. The decline in distributions is the result of repurchases during the second, third and fourth quarters of 2000 and the first quarter of 2001. See
Note 4 to the Consolidated Financial Statements included in Item 1 (which is incorporated herein by reference) and "Changes in Financial Condition - Company-Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company."

         EQUITY IN LOSSES OF INVESTMENTS IN UNCONSOLIDATED ENTITIES. During the three months ended March 31, 2001, the Company recorded equity in the income of investments in unconsolidated entities of $45. This compares to losses of $(2,260) for the three months ended March 31, 2000. The three months ended March 31, 2000 included equity in losses of Kensington Group plc of $(2,334), including goodwill amortization. The Company sold its equity investment in Kensington on November 22, 2000.

         INCOME TAX (EXPENSE) BENEFIT. Income tax (expense) benefit amounted to $(5,762) and $3,255 during the three months ended March 31, 2001 and 2000, respectively. The Company's effective tax rates reflect tax credits resulting from the Company's investment in low-income housing tax credit interests of $296 and $3,715 during the first quarter of 2001 and 2000, respectively. The decline in tax credits reflects the sale of projects during the third and fourth quarters of 2000 and the first quarter of 2001. The Company's provision in the first quarter of 2001 also includes a charge of $10,000 related to the deferred tax asset valuation allowance. Exclusive of the provision for the deferred tax asset valuation allowance, the Company's income taxes for 2001 and 2000 reflect expected effective tax rates of 18% and 31%, respectively. See "Changes in Financial Condition - Investments in Low-Income Housing Tax Credit Interests" and "- Deferred Tax Asset."

         EXTRAORDINARY GAIN ON REPURCHASE OF DEBT, NET OF TAXES. Extraordinary gains on repurchases of debt, net of taxes, for the three months ended March 31, 2001 of $2,163 is comprised of $2,102 ($3,433 before taxes) of gains recognized in connection with the repurchase of $15,845 face amount of Capital Securities and $61 of gains recognized in connection with the repurchase of $4,200 face amount of 11.875% Notes due October 1, 2003. For the first quarter of 2000, extraordinary gains, net of taxes, amounted to $2,145 ($3,109 before taxes) and resulted from the repurchase of $19,550 of the 11.5% of Redeemable Notes due July 1, 2005. See "Changes in Financial Condition - Notes, Debentures and Other Interest-Bearing Obligations" and "- Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company."

CHANGES IN FINANCIAL CONDITION

         TRADING SECURITIES. On September 30, 2000, the Company reclassified its portfolio of securities available for sale, which had a fair value of $496,295 on that date, to trading.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table sets forth the fair value of the Company's trading securities at the dates indicated:

                                                                     March 31,     December 31,
                                                                       2000           2000
                                                                    -----------    -----------
Mortgage-related securities:
     Collateralized mortgage obligations (AAA-rated)...             $    97,196    $   277,595
                                                                    -----------    -----------
     Subordinates, residuals and other securities:
         Single family residential:
         BB-rated subordinates ........................                   4,488          4,563
         B-rated subordinates .........................                   2,494          2,911
         Unrated subordinates .........................                   9,536          9,361
         Unrated subprime residuals ...................                  90,366         93,176
                                                                    -----------    -----------
                                                                        106,884        110,011
                                                                    -----------    -----------

         Multi-family residential and commercial:
               Unrated subordinates ...................                   2,577          2,636
                                                                    -----------    -----------
                                                                        109,461        112,647
                                                                    -----------    -----------
Trading securities ....................................             $   206,657    $   390,242
                                                                    ===========    ===========

         During the three months ended March 31, 2001, trading securities declined $183,585. This decline was primarily due to $79,827 of maturities and principal repayments, $103,464 of sales and $1,972 of net premium amortization, offset in part by a $2,737 increase in fair value.

         Residual and subordinate securities at March 31, 2001 and December 31, 2000 include retained interests with a fair value of $40,448 and $43,016, respectively, from securitizations of loans completed by the Company in prior years. The Company determines the present value of anticipated cash flows at the time each securitization transaction closes, utilizing valuation assumptions appropriate for each particular transaction. The significant valuation assumptions have included the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, the Company currently applies a discount rate of 17% to 20% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During 2001, the Company utilized proprietary prepayment curves (reaching an approximate range of annualized rates of 11% to 36%). During 2001, the Company estimated annual losses of between 0.5% and 7% of the unpaid principal balance of the underlying loans. See Note 5 to the Interim Consolidated Financial Statements included in Item 1 herein.

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

         The Company periodically assesses the carrying value of its subordinate securities and residual securities retained. There can be no assurance that the Company's estimates used to determine the value of the subordinate securities and residual securities retained will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's subordinate securities and residual securities retained may be decreased during the period management recognizes the disparity. Other factors may also result in a write-down of the Company's subordinate securities and residual securities in subsequent months. During the three months ended March 31, 2000, which was prior to the transfer of securities available for sale to trading, the Company recorded $6,833 of impairment charges on its portfolio of subordinate and residual securities as a result of declines in value that were deemed to be "other-than-temporary."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following tables detail the Company's trading securities portfolio at March 31, 2001, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors:

                                                                                                           ANTICIPATED
                                                                                            SUBORDI-       YIELD TO
                                                                    CLASS SIZE              NATION/OC     MATURITY AT   PROSPECTIVE
                                     ISSUE             RATING   -----------------  INTEREST LEVEL AT: ------------------  YIELD AT
SECURITIZATION (ISSUER)    SECURITY  DATE    RATING   AGENCIES  ISSUANCE  3/31/01     %     3/31/01   PURCHASE   3/31/01  3/31/01
-----------------------    --------  -----   ------   --------  --------  -------  -------- -------   --------   -------  -------
SINGLE-FAMILY RESIDENTIAL
Subordinates:
BCF 1996 R1(1).............   B3    Oct-96     UR     (a), (b)  $ 70,773  $ 33,866   50.00%   None     15.70%      8.30%    38.67%
CSFB 1996-1R
(ITT 94-P1) (2)............  4B2,   Oct-96     UR     (b), (c)     1,046       105  100.00    None      N/A        N/A        (A)
BCF 1997 R2 (1)............   B4    Jun-97   Ba2,BB   (b), (c)     6,358     5,502   73.54    7.44%     9.58      10.13     53.44
                              B5              B2,B                 6,264     5,422   73.54    2.80     10.74      10.51       N/M
                              B6               UR                 13,883     3,277   73.54    None     15.98       3.47       (A)
SBMS 1997-HUD1 (3)            B5    Apr-97  B2, n.a.  (b), (d)     9,785     6,640  100.00    --       16.87      (7.10)     5.72
                              B6    Apr-97     UR                 16,998        --  100.00    None     22.86      (8.97)      (A)
ORMBS 1998 R1 (4)..........   B4    Mar-98     UR     (b), (d)   101,774    42,542   82.48    None     20.50     (28.99)    26.80
ORMBS 1998 R2 (4)..........   B4A   Jun-98     Ba2       (b)       1,056       946  100.00    6.05     13.22       4.77       N/M
                              B4F              Ba2                   937       850  100.00    5.60     19.23      (9.67)    73.65
                              B5A              B2                    880       775  100.00    3.90     23.78       8.54       N/M
                              B5F              B2                    937       850  100.00    2.57     11.78      13.73       N/M
                              B6A              UR                  3,696     1,407  100.00    None     16.72      24.43       N/M
                              B6F              UR                  3,345       721  100.00    None     19.50     (16.41)      (A)
ORMBS 1998 R3 (4)..........   B4    Sep-98   Ba2,BB   (b), (d)    11,765    10,755   85.87    --       11.71     (45.70)      N/M
                              B5              B2,B                 9,151        --   85.87    None     16.54       N/A        N/M
                              B6               UR                 26,145        --   85.87    None     18.00       N/A        (A)
ORMBS 1999 R1 (4)..........   B5A   Mar-99    B2,B    (b), (d)     1,630     1,487  100.00    3.50     17.73      32.93     45.69
                              B5F             B2,B                 1,843     1,545  100.00    3.46     17.74      40.51       N/M
                              B6A              UR                  3,586     1,328  100.00    None     18.00      55.40    106.27
                              B6F              UR                  4,299     1,928  100.00    None     18.00     100.00       (A)
ORMBS 1999 R2 (4) .........   B4    Jun-99     BB    (a),(c),(d)  10,530    10,083  100.00    5.87     13.45      37.51     67.75
                              B5                B                  4,680     4,119  100.00    --       18.45      86.67       (A)
                              B6               UR                  7,020        --  100.00    None     18.00       N/A        (A)
                             (1B)
Subprime residuals:
SBMS 1996 3 (5)............    R    Jun-96     UR     (a), (b)   130,062    21,055  100.00   25.47OC   15.52       4.17     19.02
MLM1 1996 1 (6)............    R    Sep-96     UR     (a), (b)    81,142    11,293  100.00   42.46OC   15.16       3.74     22.37
MS 1997 1 (7)..............   X1    Jun-97     UR     (a), (b)    17,727     7,632  100.00    6.06OC   21.47      16.88     19.48
                              X2                                  87,118    10,785  100.00   25.45OC   20.38       0.95     11.56
1997 OFS 2 (8).............    X    Sep-97     UR     (a), (b)   102,201    18,165  100.00   12.77OC   19.65      (0.44)    20.82
1997 OFS 3 (8).............    X    Dec-97     UR     (a), (b)   208,784    49,389  100.00   15.48OC   19.59       5.91     18.45
1998 OFS 1 (8).............    X    Mar-98     UR     (b), (d)   161,400    39,269  100.00    4.28OC   18.00      (2.34)     6.63
1998 OFS 2 (8).............    X    Jun-98     UR     (a), (b)   382,715   103,638  100.00    3.91OC   19.46      (2.00)     8.80
1998 OFS 3 (8).............    X    Sep-98     UR     (a), (d)   261,649   104,138  100.00    5.70OC   18.00       1.08     10.12
1998 OFS 4 (8).............    X    Dec-98     UR   (a),(b),(c)  349,000   177,140  100.00    2.16OC   18.00    (118.65)  (339.61)
1999 OFS 1 (8) ............    X    Jun-99     UR     (a), (b)   148,628   103,182  100.00    5.81OC   18.00      (3.72)    (4.88)
PANAM 1997-1 (9)...........    X    Dec-97     UR     (a), (b)   113,544    20,993  100.00   11.31OC   22.45      (0.02)    18.52
                            Prepay             UR                                                      25.69       1.86    (12.03)
                             Pen.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                                           ANTICIPATED
                                                                                              SUBORDI-      YIELD TO
                                                                   CLASS SIZE                 NATION/OC    MATURITY AT   PROSPECTIVE
                                     ISSUE            RATING   -----------------    INTEREST  LEVEL AT: -----------------  YIELD AT
SECURITIZATION (ISSUER)    SECURITY  DATE    RATING  AGENCIES  ISSUANCE  3/31/01       %      3/31/01   PURCHASE  3/31/01  3/31/01
-----------------------    --------  ----    ------  --------  --------  -------    --------  -------   --------  -------  -------
SINGLE-FAMILY RESIDENTIAL
EQUICON 1994-2(10).......    B Fix   Oct-94    UR   (a),(b),(c)  78,846  $ 13,762    100.00%   7.59%OC   18.00%   103.62%    11.73%
                             B Var.            UR                32,306     1,680    100.00   48.26OC    18.00     31.21     11.64
EQUICON 1995-1(10).......    B Fix,  May-95    UR   (a),(b),(c)  70,024     9,122    100.00   12.97OC    18.00     27.35      (A)
                             B Var.            UR                40,519     4,445    100.00   11.81OC    18.00    104.57      (A)
EQUICON 1995-2(10).......    B Fix   Oct-95    UR    (a),(b)     79,288    14,296    100.00   13.33OC    18.00     26.44      N/M
                             B Var.            UR                39,667     2,942    100.00   19.25OC    18.00    108.66      (A)
ACCESS 1996-1(11)........    B Fix,  Feb-96    UR    (a),(b)    120,015    23,717    100.00    7.34OC    18.00     28.93    156.29
                             B Var.            UR                55,362     5,022    100.00   14.52OC    18.00     41.47      (A)
ACCESS 1996-2(11)........   B-I,BI-S May-96    UR    (a),(b)    142,259    28,530    100.00   10.93OC    18.00     29.66      (A)
                             B-II              UR                68,345     6,453    100.00   16.26OC    18.00     15.48    830.83
                             BII-S
ACCESS 1996-3(11)........ B-I, BI-S  Aug-96    UR    (a),(b)    107,712    22,321    100.00   17.73OC    18.00     19.00    300.61
                             B-II              UR                99,885     9,564    100.00   25.84OC    18.00     18.51      (A)
                             BII-S
ACCESS 1996-4(11)........   B, B-S   Nov-96    UR    (a),(b)    239,778    34,591    100.00   38.57OC    18.00     11.65     21.47
ACCESS 1997-1(11)........   B, B-S   Feb-97    UR    (a),(b)    276,442    53,252    100.00   37.87OC    18.00     10.82     32.84
ACCESS 1997-2(11)........   B, B-S   May-97    UR    (a),(b)    185,197    34,381    100.00   26.96OC    18.00      5.61     25.17
ACCESS 1997-3(11)........   B, B-S   Oct-97    UR    (a),(b)    199,884    40,671    100.00   19.20OC    18.00     11.23     31.78

UK SUBPRIME
Subordinates:
CMR1(12).................  Deferred  Apr-96    UR    (a),(c)     48,450(B) 11,164(C) 100.00   14.60RF    18.69     23.61     27.93
                             Comp
CMR2(12).................  Deferred  Oct-96    UR    (a),(c)     97,627(B) 24,598(C) 100.00   15.50RF    18.69     35.47     45.02
                             Comp
CMR3(12).................  Deferred  Oct-96    UR    (a),(c)    176,047(B) 43,305(C) 100.00   22.70RF    18.69     68.27    150.06
                             Comp
CMR4(12).................  Deferred  Jan-97    UR    (a),(c)    103,031(B) 27,631(C) 100.00   11.30RF    18.69     37.97     52.95
                             Comp
CMR5(12).................  Deferred  Jan-97    UR    (a),(c)     54,686(B) 14,940(C) 100.00   55.40RF     0.00      N/A        (A)
                             Comp
CMR6(12).................  Deferred  Apr-97    UR    (a),(c)     90,498(B) 21,504(C) 100.00   12.80RF    18.69     49.09     94.14
                             Comp
COMMERCIAL
Subordinates:
BT97-SI(13)..............  Equity    Dec-97    UR     None       57,750    34,842     25.00      --      22.15     12.10     10.09
                            Cert.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                             WEIGHTED   WEIGHTED     TOTAL    ACTUAL LIFE  ACTUAL LIFE
                              AVERAGE   AVERAGE   DELINQUENCY   TO DATE      TO DATE                         COLLATERAL BALANCE
                             COUPON AT    LTV         AT        CPR AT      LOSSES AT    PRODUCT TYPE AT     -------------------
SECURITIZATION (ISSUER)       3/31/01  AT 3/31/01   3/31/01     3/31/01      3/31/01         3/31/01         ISSUANCE    3/31/01
-----------------------      --------- ---------- ----------- -----------  -----------   ---------------     --------    -------
SINGLE-FAMILY RESIDENTIAL
Subordinates:
BCF 1996 R1 (1).............   10.01%    84.18%     12.26%       13.51%      $ 32,496    98% Fixed, 2% ARM   $505,513   $ 233,597
CSFB 1996 1R
(ITT 94-P1) (2).............    8.16       N/A       3.39          N/A            157   100% 1-Year CMT        32,487       3,427
BCF 1997 R2 (1).............    8.72     77.21      17.68        13.74          9,374    26% Fixed, 74% ARM   251,790     116,849
SBMS 1997-HUD1 (3)..........    9.78     67.73      10.60        15.46         18,353    97% Fixed, 3% ARM    326,147     151,350
ORMBS 1998 R1 (4)...........    8.86     91.97      27.04        11.48         54,089    98% Fixed, 2% ARM    565,411     373,955
ORMBS 1998 R2 (4)...........    9.37     79.24      26.47        15.57          4,407    44% Fixed, 56% ARM   123,917      64,101
ORMBS 1998 R3 (4)...........    8.87     91.05      37.12        15.12         34,420    98% Fixed, 2% ARM    261,452     170,210
ORMBS 1999 R1 (4)...........    9.30     76.72      32.59        19.40          3,626    60% Fixed, 40% ARM   147,101      93,665
ORMBS 1999 R2 (4)...........    9.24     88.72      31.95        14.73          6,860   100% Fixed            117,004      70,186

Subprime residuals:
SBMS 1996 3 (5).............   11.47     67.73      16.97        31.07          3,853    66% Fixed, 34% ARM   130,062      21,055
MLM1 1996 1 (6).............   12.22     71.89      21.87        34.76          2,502    36% Fixed, 64% ARM    81,142      11,293
MS 1997 1 (7) X1............   11.89     75.44      35.14        36.87          3,128   100% Fixed,            17,727       7,632
MS 1997 1 (7) X2............                                                            100% ARM               87,118      10,785
1997 OFS 2 (8)..............   11.90     78.67      21.52        37.32          3,838    42% Fixed, 58% ARM   102,201      18,165
1997 OFS 3 (8)..............   11.68     77.82      25.97        34.94          7,439    27% Fixed, 73% ARM   208,784      49,389
1998 OFS 1 (8)..............   11.95     79.86      25.42        36.68          6,913    23% Fixed, 77% ARM   161,400      39,269
1998 OFS 2 (8)..............   11.72     74.93      20.99        37.14         12,102    53% Fixed, 47% ARM   382,715     103,638
1998 OFS 3 (8)..............   11.27     77.78      29.28        30.09          9,624    42% Fixed, 58% ARM   261,649     104,138
1998 OFS 4 (8)..............   10.82     78.82      28.88        24.85         16,582    52% Fixed, 48% ARM   349,000     177,140
1999 OFS 1 (8)..............    9.80     77.88      19.01        17.97          3,509    70% Fixed, 30% ARM   148,628     103,182

PANAM 1997-1(9).............   12.45     86.27      30.47        40.41          6,423     5% Fixed, 95% ARM   113,544      20,993
EQUICON 1994-2 (10).........   10.10     81.03      14.78        30.20          2,800   100% Fixed             78,846      13,762
                                                                                        100% ARM               32,306       1,680
EQUICON 1995-1 (10).........   12.75    109.89      29.53        29.75          5,427   100% Fixed             70,024       9,122
                                                                                        100% ARM               40,519       4,445
EQUICON 1995-2 (10).........   11.11     81.46      30.71        32.07          3,642   100% Fixed             79,288      14,296
                                                                                        100% ARM               39,667       2,942
ACCESS 1996-1 (11)..........   11.12     76.25      28.21        30.17          6,201   100% Fixed            120,015      23,717
                                                                                        100% ARM               55,362       5,622
ACCESS 1996-2 (11)..........   11.23     74.30      31.45        32.20          6,915   100% Fixed            142,259      28,530
                                                                                        100% ARM               68,345       6,453
ACCESS 1996-3 (11)..........   11.72     77.32      40.07        34.26          5,815   100% Fixed            107,712      22,321
                                                                                        100% ARM               99,885       9,564
ACCESS 1996-4 (11)..........   12.30     80.14      39.05        36.97          7,553    56% Fixed, 44% ARM   239,778      34,290
ACCESS 1997-1 (11)..........   11.94     80.15      41.49        35.20         12,354    64% Fixed, 36% ARM   276,442      53,252
ACCESS 1997-2 (11)..........   11.94     81.98      37.18        35.20          6,798    64% Fixed, 36% ARM   185,197      34,381
ACCESS 1997-3 (11)..........   12.03     90.04      41.74        38.06          5,451    57% Fixed, 43% ARM   199,884      40,671

UK SUBPRIME
Subordinates:
CMR1 (12)...................   13.39       N/A      37.71        23.90          1,019        N/A               48,450(B)   11,164(C)
CMR2 (12)...................   12.69       N/A      30.05        24.45          1,448        N/A               97,627(B)   24,598(C)
CMR3 (12)...................   13.41       N/A      16.89        23.06          3,759        N/A              176,047(B)   43,305(C)
CMR4 (12)...................   13.66       N/A      40.45        24.66          2,245        N/A              103,031(B)   27,631(C)
CMR5 (12)...................   15.77       N/A      63.07        24.15          9,422        N/A               54,686(B)   14,940(C)
CMR6 (12)...................   13.68       N/A      34.70        27.66          1,407        N/A               90,498(B)   21,504(C)

COMMERCIAL
Subordinates:
BT97-SI (13)................    7.88       N/A      57.19          N/A         10,549        N/A              295,925      68,780

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

ISSUERS:                                                  RATING AGENCIES:
(1)  BlackRock Capital Finance L.P.                        (a) S&P
(2)  Credit Suisse First Boston (ITT Federal Bank,         (b) Moody's
         FSB)                                              (c) Fitch
(3)  Salomon Brothers Mortgage Securities                  (d) DCR
(4)  Ocwen Residential MBS Corporation
(5)  Salomon Brothers Mortgage Securities VII              OTHER:
(6)  Merrill Lynch Mortgage Investors, Inc.                N/A -  Not Available
(7)  Morgan Stanley ABS Capital I, Inc.                    N/M -  As a result of impairment charge write-downs of the security while
(8)  Ocwen Mortgage Loan Asset Backed                             classified as available for sale, the prospective yield at 3/31/01
         Certificates                                             is not meaningful.
(9)  Pan American Bank, FSB                                (A) -  As a result of impairment charge write-downs of the security while
(10) Equicon Mortgage Loan Trust                                  classified as available for sale, the book value is zero,
(11) Access Financial Mortgage Loan Trust                         therefore, there is no prospective yield on the security.
(12) City Mortgage Receivable                              (B) -  Dollar equivalent of amounts in British pounds at the rate of
(13) Bankers Trust Corporation Mortgage                           exchange that prevailed at the time of issuance.
         Investors Trust                                   (C) -  Dollar equivalent of amounts in British pounds at the rate of exchange at 3/31/01.

         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie the Company's subordinate and residual securities at March 31, 2001:

DESCRIPTION                   CALIFORNIA     FLORIDA        TEXAS          U.K.        NEW YORK     OTHER (1)       TOTAL
-----------                   ----------    ----------    ----------    ----------    ----------    ----------    ----------
Single family residential..   $  412,107    $  194,829    $  178,153    $  143,144    $  132,004    $1,303,745    $2,363,982
Commercial ................       21,056            --         1,856            --            77           115        23,104
Multi-family ..............          458            80            --            --         4,816         4,218         9,572
                              ----------    ----------    ----------    ----------    ----------    ----------    ----------
Total .....................   $  433,621    $  194,909    $  180,009    $  143,144    $  136,897    $1,308,078    $2,396,658
                              ==========    ==========    ==========    ==========    ==========    ==========    ==========

Percentage (2) ............        18.09%         8.13%         7.51%         5.97%         5.71%        54.59%       100.00%
                              ==========    ==========    ==========    ==========    ==========    ==========    ==========

(1) Consists of properties located in 46 other states, none of which aggregated over $108,217 in any one state.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

         The following table presents information regarding trading subordinate and residual securities summarized by classification and rating at March 31, 2001:

                                                                                                        ANTICIPATED
                                                                   ORIGINAL     ANTICIPATED               WEIGHTED
                                                                 ANTICIPATED     YIELD TO                 AVERAGE     PROSPECTIVE
                                                       PERCENT     YIELD TO     MATURITY AT              REMAINING      YIELD AT
        RATING/DESCRIPTION               FAIR VALUE     OWNED      MATURITY     3/31/01 (1)    COUPON    LIFE (2)       3/31/01
-----------------------------------     -----------    -------     --------     -----------    ------    ---------      -------
SINGLE-FAMILY RESIDENTIAL:
  BB-rated subordinates............     $     4,488      89.42%      11.72%        5.03%        7.00%       2.16         41.13%
  B-rated subordinates.............           2,494      93.12       15.67         8.70         7.61        1.45          8.97
  Unrated subordinates.............           9,536      70.35       17.84        (7.21)        8.06        2.67         33.78
  Unrated subprime residuals.......          90,366     100.00       18.41        (2.90)         N/A        7.44          9.71

COMMERCIAL:
  Unrated subordinates.............           2,577      25.00       22.15        12.10         7.88        2.10         10.09
                                        -----------
                                        $   109,461
                                        ===========

(1) Changes in the March 31, 2001 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions, loss assumptions and charges taken to reduce the value of the securities while classified as available for sale.

(2) Equals the weighted average life based on the March 31, 2001 book value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following is a glossary of terms included in the above tables:

         ACTUAL LIFE TO DATE CPR - The Constant Prepayment Rate is used to measure the average prepayment rate for the underlying mortgage pool(s) over the period of time lapsed since the issuance of the securities through the date indicated and is calculated as follows:

                                --                                                              --
                                | /  1-Final Aggregate Balance          \   /                  \ |
                                | |                            actual   |   |        12        | |
Actual Life to Date CPR = 100 X | | ----------------------------------- | X | ---------------- | |
                                | |  Final Aggregate Balance            |   | Months In Period | |
                                | \                          scheduled  /   \                  / |
                                --                                                              --

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

         OVER-COLLATERIZATION LEVEL - For residual interest in residential mortgage-backed securities, over-collateralization ("OC") is the amount by which the collateral balance exceeds the sum of the bond principal amounts. OC is achieved by applying monthly a portion of the interest payments of the underlying mortgages toward the reduction of the class certificate principal amounts, causing them to amortize more rapidly than the aggregate loan balance. The OC percentage, expressed as a percentage of the outstanding collateral balance, represents the first tier of loss protection afforded to the non-residual holders. The OC percentage also determines whether the over-collateralization target has been satisfied as of a specific date, such that cash flows to the residual holder are warranted. To the extent not consumed by losses on more highly rated bonds, OC is remitted to the residual holders.

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

         Composition of Loan Portfolio. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated:

                                                     March 31,     December 31,
                                                       2001            2000
                                                    -----------    -----------
Single family residential loans ...............     $       649    $       848
                                                    -----------    -----------
Multi-family residential loans:
        Permanent .............................           2,969          6,083
        Construction ..........................          23,278         39,123
                                                    -----------    -----------
               Total multi-family residential..          26,247         45,206
                                                    -----------    -----------
Commercial real estate:
         Hotels:
         Construction .........................          30,478         38,153
         Office buildings .....................          26,788         20,817
         Land .................................               1              1
                                                    -----------    -----------
               Total commercial real estate ...          57,267         58,971
                                                    -----------    -----------
Consumer ......................................              42             48
                                                    -----------    -----------
                                                         84,205        105,073
Undisbursed loan proceeds .....................          (3,324)        (8,879)
Unamortized deferred fees .....................            (246)          (372)
                                                    -----------    -----------
         Total loans ..........................          80,635         95,822
Allowance for loan losses .....................          (2,652)        (2,408)
                                                    -----------    -----------
         Loans, net ...........................     $    77,983    $    93,414
                                                    ===========    ===========

         The loan portfolio is secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loans were located at March 31, 2001:

                   Single Family   Multi-family     Commercial
                    Residential     Residential     Real Estate      Consumer         Total
                   -------------   ------------     -----------     ----------      ----------
New York .......    $      157      $    2,724      $   17,746      $       20      $   20,647
Delaware .......           255              --          12,763              --          13,018
Connecticut.....            --              --          12,800               9          12,809
California .....            --           8,948               1              --           8,949
Virginia .......            --              --           7,650              --           7,650
Other (1) ......           237          14,575           6,307              13          21,132
                    ----------      ----------      ----------      ----------      ----------
Total ..........    $      649      $   26,247      $   57,267      $       42      $   84,205
                    ==========      ==========      ==========      ==========      ==========


(1) Consists of properties located in 8 other states, none of which aggregated over $5,563 in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Activity in the Loan Portfolio. The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated:


For the three months ended March 31,                         2001        2000
-------------------------------------------------------   ---------   ---------
Balance at beginning of period ........................   $  93,414   $ 157,408
                                                          ---------   ---------
Originations:
      Commercial non-mortgage and consumer loans ......          --         970
      Commercial real estate loans ....................      11,043      10,213
                                                          ---------   ---------
          Total loans originated (1) ..................      11,043      11,183
                                                          ---------   ---------
Sales .................................................     (13,485)       (251)
Principal repayments and other ........................     (18,427)    (11,308)
Transfer to real estate owned .........................          --        (274)
Decrease (increase) in undisbursed loan proceeds ......       5,555      (1,395)
Decrease in unamortized deferred fees .................         126         601
(Increase) decrease in allowance for loan losses ......        (243)        155
                                                          ---------   ---------
Net decrease in loans .................................     (15,431)     (1,289)
                                                          ---------   ---------
      Balance at end of period ........................   $  77,983   $ 156,119
                                                          =========   =========

(1) Originations for the three months ended March 31, 2001 and 2000 represent loans to facilitate sales of real estate owned and fundings on previously originated construction loans.

         The following table sets forth certain information relating to the Company's non-performing loans in its loan portfolio at the dates indicated:

                                                      March 31,    December 31,
                                                        2001          2000
                                                     -----------   -----------
 Non-performing loans:
     Single family residential loans................ $       299   $       316
     Multi-family residential loans (1).............      11,773        13,373
     Commercial real estate and other (2)...........       3,564         4,581
                                                     -----------   -----------
         Total...................................... $    15,636   $    18,270
                                                     ===========   ===========

 Non-performing loans as a percentage of:
     Total loans....................................       19.39%        19.07%
     Total assets...................................        0.76%         0.81%

 Allowance for loan losses as a percentage of:
         Total loans................................        3.29%         2.51%
         Non-performing loans.......................       16.96%        13.18%

(1) Non-performing multi-family residential loans at March 31, 2001 were comprised of 7 loans, all of which management believes are adequately collateralized and reserved.

(2) Non-performing commercial real estate loans at March 31, 2001 were comprised of 4 loans, all of which management believes are adequately collateralized and reserved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         MATCH FUNDED LOANS AND SECURITIES. Match funded loans and securities are comprised of the following at the dates indicated:

                                                  March 31,        December 31,
                                                    2001               2000
                                                ------------       ------------
 Single family residential loans (1)........    $     75,345       $     80,834
 Allowance for loan losses..................            (268)              (285)
                                                ------------       ------------
   Match funded loans, net..................          75,077             80,549
 Match funded securities....................          35,393             36,438
                                                ------------       ------------
   Total....................................    $    110,470       $    116,987
                                                ============       ============

(1) Includes $4,594 and $2,831 of non-performing loans at March 31, 2001 and December 31, 2000, respectively.

         Match funded loans were securitized and transferred by OAC to a real estate mortgage investment conduit on November 13, 1998. The transfer did not qualify as a sale for accounting purposes. Accordingly, the proceeds received from the transfer are reported as a liability (bonds-match funded agreements). The $5,472 decline in the balance during the first quarter of 2001 was due to repayment of loan principal.

         Match funded securities resulted from the Company's transfer of four unrated residual securities to a trust on December 16, 1999 in exchange for non-recourse notes. The transfer did not qualify as a sale for accounting purposes. Accordingly, the amount of proceeds from the transfer are reported as a liability (bonds-match funded agreements). The decline of $1,045 in the balance during the first quarter of 2001 was due to principal repayments offset by a decrease in unrealized losses.

         For a glossary of the terms included in the tables below, see "Changes in Financial Condition -- Trading Securities."

         The match funded loans are secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loans were located at March 31, 2001:

Michigan..............................................           $      13,595
California............................................                   8,225
Texas.................................................                   4,987
Florida...............................................                   4,787
Massachusetts.........................................                   3,970
Other (1).............................................                  39,781
                                                                 -------------
Total.................................................           $      75,345
                                                                 =============

(1) Consists of properties located in 41 other states, none of which aggregated over $3,199 in any one state.

         The following tables detail the Company's match funded securities at March 31, 2001, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors:

                                                                                               OVER
                                      CLASS                       COLLATERAL BALANCE     COLLATERALIZATION
                            ISSUE   DESIGNATION   RATING       ------------------------       LEVEL AT          PRODUCT TYPE AT
SECURITIZATION   SECURITY   DATE      LETTER     AGENCIES       ISSUANCE       3/31/01        3/31/01               3/31/01
---------------------------------------------------------------------------------------------------------------------------------
SASCO 1998-2(1)     X      Jan-98       NR      S&P, Fitch     $   600,052    $ 149,098       1.91% OC         43% Fixed, 57% ARM
SASCO 1998-3(1)     X      Mar-98       NR      S&P, Fitch         769,671      173,433       7.68% OC         21% Fixed, 79% ARM
MLMI 1998-FFI(2)    X      Jun-98       NR      S&P, Fitch         198,155       31,199       9.53% OC        100% ARM
LHELT 1998-2(3)     X      Jun-98       NR    Moody's, Fitch       209,225       79,657       9.88% OC         48% Fixed, 52% ARM
                                                               -----------    ---------
                                                               $ 1,777,103    $ 433,387
                                                               ===========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                               WEIGHTED       WEIGHTED     ACTUAL        ACTUAL         ACTUAL             YIELD TO
                               AVERAGE        AVERAGE    DELINQUENCY   LIFE TO DATE   LIFE TO DATE       MATURITY AT
                            INTEREST RATE     LTV AT         AT          CPR AT        LOSSES AT    --------------------
SECURITIZATION    SECURITY    AT 3/31/01      3/31/01      3/31/01       3/31/01        3/31/01     PURCHASE     3/31/01
--------------    --------  -------------     -------    -----------   ------------   ------------  --------     -------
SASCO 1998-(2)       X          10.88%         84.27%       23.24%        35.15%        $ 13,457      16.00%      (1.95)%
SASCO 1998-(3)       X          11.69          85.19        26.63         38.78           11,866      17.04       (0.91)
MLMI 1998-FFI        X          11.66          75.48        27.94         47.59            1,500      18.57        2.99
LHELT 1998-(2)       X          10.84           N/A         19.30         28.32            2,826      18.55       13.56


ISSUERS:
(1) Structured Asset Securities Corp.
(2) Merrill Lynch Mortgage Investors, Inc.
(3) Lehman Home Equity Loan Trust

         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie the Company's match-funded securities at March 31, 2001:

DESCRIPTION                   CALIFORNIA    FLORIDA      ILLINOIS    WASHINGTON     OREGON      OTHER (1)      TOTAL
-----------                   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Single family residential ..  $   67,616   $   48,798   $   19,370   $   19,577   $   18,015   $  248,240   $  421,616
Multi-family ...............       2,671          854        1,016           --           --        7,230       11,771
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------
Total ......................  $   70,287   $   49,652   $   20,386   $   19,577   $   18,015   $  255,470   $  433,387
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========

Percentage (2)..............       16.21%       11.46%        4.71%        4.51%        4.17%       58.94%      100.00%
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========

(1) Consists of properties located in 45 other states, none of which aggregated over $17,118 in any one state.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

         The following table presents additional information regarding match funded securities at March 31, 2001:

                                                                                                   ANTICIPATED
                                                               ORIGINAL     ANTICIPATED              WEIGHTED
                                                              ANTICIPATED    YIELD TO                AVERAGE
                                                               YIELD TO     MATURITY AT             REMAINING
                                FAIR VALUE    PERCENT OWNED    MATURITY     3/31/01 (1)    COUPON    LIFE(2)
                                ----------    -------------    --------     -----------    ------    -------
Match-funded securities......   $   35,393       100.00%        17.24%        1.67%          N/A    4.31 years
                                ==========

(1) Changes in the March 31, 2001 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and, to a lesser extent, loss assumptions.

(2) Equals the weighted average duration based on the March 31, 2001 book value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         DISCOUNT LOAN PORTFOLIO, NET.

         Composition of the Discount Loan Portfolio. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated:

                                                   March 31,       December 31,
                                                     2001             2000
                                                  -----------      -----------
Single family residential loans ............      $   247,923      $   289,883
                                                  -----------      -----------
Multi-family residential loans .............           66,590          105,591
                                                  -----------      -----------
Commercial real estate loans:
         Office buildings ..................           72,482           77,608
         Hotels ............................           41,602           63,967
         Retail properties .................           83,838           85,924
         Other properties ..................           29,324           36,511
                                                  -----------      -----------
                                                      227,246          264,010
                                                  -----------      -----------
Other loans (1) ............................           15,261           17,188
                                                  -----------      -----------

Discount loans, gross ......................          557,020          676,672
                                                  -----------      -----------
Unaccreted discount:
         Single family residential loans ...          (62,892)         (74,184)
         Multi-family residential loans ....           (1,936)          (5,176)
         Commercial real estate loans ......          (33,753)         (40,413)
                                                  -----------      -----------
                                                      (98,581)        (119,773)
                                                  -----------      -----------
             Total discount loans ..........          458,439          556,899
Allowance for loan losses ..................          (18,790)         (20,871)
                                                  -----------      -----------
Discount loans, net ........................      $   439,649      $   536,028
                                                  ===========      ===========

(1) Balances represent charged-off unsecured credit card receivables, which were acquired at a discount. Collections are accounted for under the cost recovery method.

         The discount loan portfolio is secured by mortgages on property located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's discount loans were located at March 31, 2001:

                                                   Commercial
                    Single Family   Multi-Family   Real Estate
                     Residential    Residential     and Other        Total
                    -------------   -----------    -----------    -----------
California ......    $    16,118    $     3,474    $    59,214    $    78,806
Illinois ........          8,610         40,604          1,281         50,495
New York ........         18,587             --         26,901         45,488
Wisconsin .......          1,655             --         34,687         36,342
Tennessee .......          3,309             --         26,906         30,215
Other (1) .......        136,752         20,576         59,765        217,093
                     -----------    -----------    -----------    -----------
     Total ......    $   185,031    $    64,654    $   208,754    $   458,439
                     ===========    ===========    ===========    ===========

(1) Consists of properties located in 44 other states, none of which aggregated over $24,513 in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Activity in the Discount Loan Portfolio. The following table sets forth the activity in the Company's net discount loan portfolio during the periods indicated:

For the three months ended March 31,                      2001          2000
----------------------------------------------------   ----------    ----------
AMOUNT:
Balance at beginning of period .....................   $  536,028    $  913,229
Acquisitions (1):
    Single  family residential loans ...............           --        58,937
    Multi-family residential loans .................           --        15,317
    Commercial real estate loans ...................           --         6,787
    Other (2) ......................................           --         5,493
                                                       ----------    ----------
                                                               --        86,534
                                                       ----------    ----------
Resolutions and repayments (3) .....................      (25,479)      (41,927)
Loans transferred to real estate owned .............      (49,908)      (71,435)
Sales ..............................................      (44,266)      (70,989)
Decrease in discount ...............................       21,193        27,774
Decrease (increase) in allowance for loan losses ...        2,081        (1,008)
                                                       ----------    ----------
Balance at end of period ...........................   $  439,649    $  842,178
                                                       ==========    ==========

For the three months ended March 31,                      2001          2000
----------------------------------------------------   ----------    ----------
NUMBER OF LOANS:
Balance at beginning of period .....................        4,021         8,064
Acquisitions (1):
    Single  family residential loans ...............           --           937
    Multi-family residential loans .................           --             7
    Commercial real estate loans ...................           --             4
    Other ..........................................           --             1
                                                       ----------    ----------
                                                               --           949
                                                       ----------    ----------
Resolutions and repayments (3) .....................         (235)         (362)
Loans transferred to real estate owned .............         (339)         (774)
Sales ..............................................          (17)         (846)
                                                       ----------    ----------
Balance at end of period ...........................        3,430         7,031
                                                       ==========    ==========

(1) Acquisitions during the three months ended March 31, 2000 exclude certain commercial and multi-family loans which are accounted for as investments in real estate. See "Changes in Financial Condition - Investments in Real Estate."

(2) For the three months ended March 31, 2000, consists of charged-off unsecured credit card receivables acquired at a discount.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Payment Status of Discount Loans. The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated:

                                                  March 31,     December 31,
                                                    2001           2000
                                                 -----------    -----------
PRINCIPAL AMOUNT
Loans without Forbearance Agreements:
    Current .................................    $   242,878    $   295,616
    Past due 31 days to 89 days .............          4,434          6,295
    Past due 90 days or more ................        237,216        295,226
                                                 -----------    -----------
          Subtotal ..........................        484,528        597,137
                                                 -----------    -----------

Loans with Forbearance Agreements:
    Current .................................          5,141          3,888
    Past due 31 days to 89 days .............          2,316          2,090
    Past due 90 days or more(1) .............         65,035         73,557
                                                 -----------    -----------
          Subtotal ..........................         72,492         79,535
                                                 -----------    -----------
Total .......................................    $   557,020    $   676,672
                                                 ===========    ===========

(1) For loans with forbearance agreements that are contractually past due 90 or more days, the following table indicates the payment status of the loans under the terms of their forbearance agreements:

                                                  March 31,     December 31,
                                                    2001           2000
                                                 -----------    -----------
Current......................................    $    48,160    $    50,719
Past due 31 days to 89 days..................         12,094          2,278
Past due 90 days or more.....................          4,781         20,560
                                                 -----------    -----------
                                                 $    65,035    $    73,557
                                                 ===========    ===========


                                                  March 31,     December 31,
                                                    2001           2000
                                                 -----------    -----------
PERCENTAGE OF LOANS
Loans without Forbearance Agreements:
    Current..................................         43.60%         43.69%
    Past due 31 days to 89 days..............           0.80           0.93
    Past due 90 days or more.................          42.59          43.63
                                                 -----------    -----------
          Subtotal...........................          86.99          88.25
                                                 -----------    -----------

Loans with Forbearance Agreements:
    Current..................................           0.92           0.57
    Past due 31 days to 89 days..............           0.42           0.31
    Past due 90 days or more.................          11.67          10.87
                                                 -----------    -----------
          Subtotal...........................          13.01          11.75
                                                 -----------    -----------
Total........................................         100.00%        100.00%
                                                 ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table sets forth certain information relating to the Company's allowance for loan losses on discount loans at and for the periods indicated:

                                                     March 31,     December 31,
                                                       2001           2000
                                                    -----------    -----------
Allowances for loan losses as a percentage of:
         Total loans..............................     4.10%          3.75%
         Total assets.............................     0.91%          0.93%


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

                                                   March 31, 2001                            December 31, 2000
                                      -----------------------------------------   -----------------------------------------
                                           Allowance           Loan Balance            Allowance           Loan Balance
                                      -------------------   -------------------   -------------------   -------------------
                                       Amount    Percent     Amount    Percent     Amount    Percent     Amount    Percent
                                      --------   --------   --------   --------   --------   --------   --------   --------
Loan portfolio:
     Single family ................   $      7        0.2%  $    635        0.8%  $     10        0.4%  $    812        0.8%
     Multi-family .................      1,190       44.9     24,561       30.4        993       41.2     38,942       40.6
     Commercial real estate .......      1,455       54.9     55,439       68.8      1,405       58.4     56,068       58.6
                                      --------   --------   --------   --------   --------   --------   --------   --------
                                      $  2,652      100.0%  $ 80,635      100.0%  $  2,408      100.0%  $ 95,822      100.0%
                                      ========   ========   ========   ========   ========   ========   ========   ========
Discount loans:
     Single family ................   $  2,795       14.9%  $185,029       40.4%  $  3,483       16.7%  $215,698       38.7%
     Multi-family .................        861        4.6     64,655       14.1      1,805        8.6    100,414       18.0
     Commercial real estate .......      5,574       29.6    193,494       42.2      6,813       32.7    223,599       40.2
     Other ........................      9,560       50.9     15,261        3.3      8,770       42.0     17,188        3.1
                                      --------   --------   --------   --------   --------   --------   --------   --------
                                      $ 18,790      100.0%  $458,439      100.0%  $ 20,871      100.0%  $556,899      100.0%
                                      ========   ========   ========   ========   ========   ========   ========   ========

Match funded loans:
     Single family ................   $    268      100.0%  $ 75,345      100.0%  $    285      100.0%  $ 80,834      100.0%
                                      ========   ========   ========   ========   ========   ========   ========   ========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table sets forth an analysis of activity in the allowance for loan losses relating to the Company's loan portfolio, discount loan portfolio and match funded loans during the three months ended March 31, 2001:

                                   Balance                                             Balance
                                 December 31,                                          March 31,
                                    2000       Provision    Charge-offs  Recoveries      2001
                                 ------------  ----------   ----------   ----------   ----------
Loan portfolio:
     Single family ............   $       10   $      170   $     (173)  $       --   $        7
     Multi-family .............          993          991         (794)          --        1,190
     Commercial real estate ...        1,405           50           --           --        1,455
                                  ----------   ----------   ----------   ----------   ----------
                                  $    2,408   $    1,211   $     (967)  $       --   $    2,652
                                  ==========   ==========   ==========   ==========   ==========
Discount loans:
     Single family ............   $    3,483   $    1,204   $   (1,941)  $       44   $    2,790
     Multi-family .............        1,805         (944)          --           --          861
     Commercial ...............        6,813        5,680       (6,914)          --        5,579
     Other ....................        8,770          790           --           --        9,560
                                  ----------   ----------   ----------   ----------   ----------
                                  $   20,871   $    6,730   $   (8,855)  $       44   $   18,790
                                  ==========   ==========   ==========   ==========   ==========

Match funded loans:
     Single family ............   $      285   $      179   $     (196)  $       --   $      268
                                  ==========   ==========   ==========   ==========   ==========

         INVESTMENTS IN LOW-INCOME HOUSING TAX CREDIT INTERESTS. The Company invested in multi-family residential projects which have been allocated low-income housing tax credits under Section 42 of the Internal Revenue Code of 1986, as amended, by a state tax credit allocating agency.

         The carrying values of the Company's investments in low-income housing tax credit interests are as follows at the dates indicated:

                                                                                    March 31,   December 31,
                                                                                      2001          2000
                                                                                   ----------    ----------
Investments solely as a limited partner made prior to May 18, 1995 .............   $    2,718    $   21,170
Investments solely as a limited partner made on or after May 18, 1995 ..........        1,879         6,263
Investments both as a limited and, through subsidiaries, as a general partner ..       49,616        28,296
                                                                                   ----------    ----------
         Total (1) .............................................................   $   54,213    $   55,729
                                                                                   ==========    ==========

(1) The decrease in the balance during the three months ended March 31, 2001 is due to the transfer to held for sale of three projects with an aggregate carrying value of $15,809 at December 31, 2000. In addition, impairment charges of $4,503 were recorded on four projects. These decreases were offset by additional investment in existing projects. See "Low-Income Housing Tax Credit Interests Held for Sale."

         The qualified affordable housing projects underlying the Company's investments in low-income housing tax credit interests are geographically located throughout the United States. At March 31, 2001, the Company's largest single investment was $7,719, which relates to a project located in Sacramento, California.

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

         Income on the Company's limited partnership investments made prior to May 18, 1995 is recorded under the level yield method as a reduction of income tax expense, and amounted to $121 and $682 for the first quarter of 2001 and 2000, respectively. For limited partnership investments made after May 18, 1995, and for investments as a limited partner and, through subsidiaries, as a general

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

partner, the Company recognized tax credits of $175 and $3,032 for the first quarter of 2001 and 2000, respectively, which are also reported as a reduction of income tax expense. The Company also recorded a loss from operations on the underlying real estate after depreciation of $5,062 and $1,499 for the first quarter of 2001 and 2000, respectively. The loss for the first quarter of 2001 included the $4,503 of impairment charges noted above. See "Low-Income Housing Tax Credit Interests Held for Sale" below.

         LOW-INCOME HOUSING TAX CREDIT INTERESTS HELD FOR SALE. During 2000, the Company entered into transactions to sell twenty-five of its low-income housing tax credit properties, together with the related tax credits. Although this transaction resulted in the transfer of tax credits and operating results for these properties to the purchaser, it did not qualify as a sale for accounting purposes. As a result, the Company has reclassified these properties as "held for sale" and has valued them at the lower of cost or fair value less disposal costs. During the three months ended March 31, 2000, three additional projects with an aggregate carrying value of $15,809 were transferred to held for sale.

         The carrying value of the Company's investments in low-income housing tax credit interests held for sale are as follows at the dates indicated:

                                                                                    March 31,    December 31,
                                                                                      2001          2000
                                                                                   ----------    ------------
Investments solely as a limited partner made prior to May 18, 1995 .............   $   47,905    $   32,229
Investments solely as a limited partner made on or after May 18, 1995 ..........        8,922         8,922
Investments both as a limited and, through subsidiaries, as a general partner ..       43,973        45,932
                                                                                   ----------    ----------
                                                                                   $  100,800    $   87,083
                                                                                   ==========    ==========

         REAL ESTATE OWNED, NET. Real estate owned consists almost entirely of properties acquired by foreclosure or deed-in-lieu thereof on loans in the Company's discount loan portfolio.

         The following table sets forth certain information relating to the Company's real estate owned at the dates indicated:

                                             March 31,     December 31,
                                               2001           2000
                                            ----------     ------------
Discount loan portfolio:
      Single family residential ........    $   45,926     $   55,751
      Multi-family residential .........            --            149
      Commercial real estate ...........        88,963         88,214
                                            ----------     ----------
             Total .....................       134,889        144,114
Loan portfolio .........................           619          1,384
Loans available for sale ...............           759            921
                                            ----------     ----------
             Total .....................    $  136,267     $  146,419
                                            ==========     ==========

         The following table sets forth certain geographical information by type of property at March 31, 2001 related to the Company's real estate owned:

                      Single Family Residential  Commercial Real Estate             Total
                      -------------------------  -----------------------   -----------------------
                                      No. of                    No. of                    No. of
                         Amount     Properties     Amount     Properties     Amount     Properties
                       ----------   ----------   ----------   ----------   ----------   ----------
Florida ............   $    2,003           34   $   49,710            4   $   51,713           38
Michigan ...........        4,681          120       16,701            1       21,382          121
Georgia ............        1,368           14       14,517            1       15,885           15
Minnesota ..........          444           12        4,504            1        4,948           13
California .........        2,143           24        1,643            2        3,786           26
Other (1) ..........       36,046          779        2,507            2       38,553          781
                       ----------   ----------   ----------   ----------   ----------   ----------
     Total .........   $   46,685          983   $   89,582           11   $  136,267          994
                       ==========   ==========   ==========   ==========   ==========   ==========

(1) Consists of properties located in 42 other states, none of which aggregated over $3,597 in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following tables set forth the activity in the real estate owned during the periods indicated:

For the three months ended March 31,                                   2001         2000
-----------------------------------------------------------------   ---------    ---------
AMOUNT:
Balance at beginning of period ..................................   $ 146,419    $ 167,506
Properties acquired through foreclosure or
  deed-in-lieu thereof:
    Discount loans ..............................................      49,908       71,435
    Loans available for sale ....................................         227        3,129
    Loan portfolio ..............................................          --          274
    Less discount transferred ...................................     (19,232)     (20,243)
                                                                    ---------    ---------
                                                                       30,903       54,595
                                                                    ---------    ---------
Acquired in connection with acquisitions of discount loans ......          --        3,591
Sales ...........................................................     (43,303)     (38,204)
Decrease (increase) in valuation allowance ......................       2,248       (1,990)
                                                                    ---------    ---------
Balance at end of period ........................................   $ 136,267    $ 185,498
                                                                    =========    =========


For the three months ended March 31,                                   2001         2000
-----------------------------------------------------------------   ---------    ---------
NUMBER OF PROPERTIES:
Balance at beginning of period ..................................       1,298        1,672
Properties acquired through foreclosure or
  deed-in-lieu thereof:
    Discount loans ..............................................         339          774
    Loans available for sale ....................................           4           21
    Loan portfolio ..............................................          --            3
                                                                    ---------    ---------
                                                                          343          798
                                                                    ---------    ---------
Acquired in connection with acquisitions of discount loans ......          --            3
Sales ...........................................................        (647)        (757)
                                                                    ---------    ---------
Balance at end of period ........................................         994        1,716
                                                                    =========    =========

         The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated:

                                      March 31,                December 31,
                                        2001                       2000
                                    -----------                -----------
One to two months............       $    31,239                $    17,832
Three to four months.........             8,162                     11,450
Five to six months...........             8,581                      9,494
Seven to 12 months...........            10,481                     18,426
Over 12 months...............            77,804                     89,217
                                    -----------                -----------
                                    $   136,267                $   146,419
                                    ===========                ===========

         The Company actively manages its real estate owned. Sales of real estate owned resulted in gains (losses), net of the provision for loss, of $195 and $(4,656) during the three months ended March 31, 2001 and 2000, respectively, which are included in determining the Company's (loss) income on real estate owned. The average period during which the Company held the $43,303 and $38,204 of real estate owned which was sold during the three months ended March 31, 2001 and 2000 was 8 and 6 months, respectively.

         The following table sets forth the activity, in the aggregate, in the valuation allowances on real estate owned during the periods indicated:

For the three months ended March 31,                                                 2001                  2000
-----------------------------------------------------------------------------    -----------           -----------
Balance at beginning of period...............................................    $    18,142           $    17,181
Provisions for losses .......................................................          6,181                 9,212
Charge-offs and sales........................................................         (8,429)               (7,222)
                                                                                 -----------           -----------
Balance at end of period.....................................................    $    15,894           $    19,171
                                                                                 ===========           ===========

Valuation allowance as a percentage of total gross real estate owned (1).....          10.45%                 9.37%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

(1) The increase at March 31, 2001 as compared to March 31, 2000 reflects an increase in the amount of real estate owned which the Company has held in excess of one year as a percent of total real estate owned. At December 31, 2000, the valuation allowance as a percentage of total gross real estate owned was 11.02%.

         INVESTMENTS IN REAL ESTATE. The Company's investment in real estate consisted of the following at the dates indicated:

                                                           March 31,   December 31,
                                                            2001           2000
                                                         -----------   -----------
Properties held for investment (1):
     Office buildings ................................   $    32,117   $    32,112
     Retail ..........................................         8,973         9,515
     Building improvements ...........................        11,032        11,346
     Tenant improvements and lease commissions .......         1,929         1,744
     Furniture and fixtures ..........................            49            52
                                                         -----------   -----------
                                                              54,100        54,769
     Accumulated depreciation ........................        (2,624)       (2,359)
                                                         -----------   -----------
                                                              51,476        52,410
                                                         -----------   -----------
Loans accounted for as investments in real estate (2):
     Multi-family residential ........................            97            97
     Nonresidential ..................................        40,131        45,689
                                                         -----------   -----------
                                                              40,228        45,786
                                                         -----------   -----------
Properties held for lease:
     Land and land improvements ......................         1,256         1,256
     Building ........................................        15,640        15,641
     Accumulated depreciation ........................        (1,004)         (855)
                                                         -----------   -----------
                                                              15,892        16,042
                                                         -----------   -----------

Investment in real estate partnerships (3) ...........         8,529         8,523
                                                         -----------   -----------
                                                         $   116,125   $   122,761
                                                         ===========   ===========

(1) Acquired as a result of the acquisition of OAC. See "Changes in Financial Condition - Real Estate Held for Sale."

         The Company's properties held for investment at March 31, 2001 are comprised of the following:

     Date                                                                                              %
   Acquired              Property                 Location         Square Feet     Property Type     Leased     Carrying Value
---------------  -------------------------  --------------------  --------------  ---------------  ---------  ------------------
07/22/98 ......  841 Prudential Drive.....  Jacksonville, FL           550,000    Office Bldg.        99.8%      $     34,226
04/09/98 ......  7075 Bayers Road.........  Halifax, Nova Scotia       407,772    Shopping Ctr.       68.7             19,874

                                                                         Accumulated depreciation                      (2,624)
                                                                                                                 ------------
                                                                                                                 $     51,476
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

(3) Consists of interests in four limited partnerships operating as real estate ventures, consisting of multi-family type properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         REAL ESTATE HELD FOR SALE. The Company's real estate held for sale at March 31, 2001 consisted of one shopping center in Bradenton, Florida with 290,673 square feet of space and an aggregate carrying value of $21,623. The shopping center was approximately 94.35% leased at March 31, 2001. The Company engaged an unaffiliated third party to market and sell the property, which was previously held for investment and was reclassified to held for sale during the second quarter of 2000.

         During the first quarter of 2001, the Company sold for $1,050, less commissions and closing costs, its other shopping center located in Havre, Montana, which had a book value of $1,000, for no gain.

         DEFERRED TAX ASSET, NET. At March 31, 2001, the deferred tax asset, net of deferred tax liabilities and valuation allowance, amounted to $82,171, as compared to $95,991 at December 31, 2000. The valuation allowance amounted to $68,903 and $58,903 at March 31, 2001 and December 31, 2000, respectively. The $13,820 net decrease during 2000 was due in large part to an increase in the valuation allowance of $10,000 resulting from the Company's evaluation of the future realizability of the deferred tax asset. Depending on the results of operations in future periods, additional allowances may be required or the valuation allowance may be reversed to income to the extent the deferred tax assets are realized as a reduction of taxes otherwise payable.

         ADVANCES ON LOANS AND LOANS SERVICED FOR OTHERS. Advances related to loan portfolios and loans serviced for others consisted of the following at the dates indicated:

                                                           March 31,    December 31,
                                                             2001          2000
                                                          -----------   -----------
Loan Portfolios:
         Principal, interest, taxes and insurance .....   $    10,394   $    11,168
         Other ........................................        11,646        11,840
                                                          -----------   -----------
                                                               22,040        23,008
                                                          -----------   -----------
Loans Serviced for Others:
         Principal and interest .......................        79,114        95,191
         Taxes and insurance ..........................        60,817        64,159
         Other (1) ....................................       137,638        44,697
                                                          -----------   -----------
                                                              277,569       204,047
                                                          -----------   -----------
                                                          $   299,609   $   227,055
                                                          ===========   ===========

(1) The increase in other advances on loans serviced for others is principally the result of advances purchased in connection with the acquisition of loans serviced for others under servicing agreements entered into during the first quarter of 2001.

         MORTGAGE SERVICING RIGHTS. The unamortized balance of mortgage servicing rights amounted to $67,477 and $51,426 at March 31, 2001 and December 31, 2000, respectively. The $16,051 increase during the first quarter was due to $20,758 of purchases, offset by $4,707 of amortization.

         DEPOSITS. The following table sets forth information related to the Company's deposits at the dates indicated:

                                                             March 31, 2001             December 31, 2000
                                                        -------------------------   -------------------------
                                                                      % of Total                  % of Total
                                                          Amount       Deposits       Amount       Deposits
                                                        -----------   -----------   -----------   -----------
Non-interest bearing checking accounts and escrows ...  $    58,840           5.2%  $    69,840           5.5%
NOW and money market checking accounts ...............       12,893           1.1        14,669           1.2
Savings accounts .....................................        1,239           0.1         1,274           0.1
                                                        -----------   -----------   -----------   -----------
                                                             72,972           6.4        85,783           6.8
                                                        -----------                 -----------

Certificates of deposit ..............................    1,063,958                   1,176,566
Unamortized deferred fees ............................       (3,239)                     (3,989)
                                                        -----------                 -----------
Total certificates of deposit (1)(2) .................    1,060,719          93.6     1,172,577          93.2
                                                        -----------   -----------   -----------   -----------
     Total deposits ..................................  $ 1,133,691         100.0%  $ 1,258,360         100.0%
                                                        ===========   ===========   ===========   ===========

(1)      Included $924,198 and $964,443 at March 31, 2001 and December 31, 2000,
         respectively, of deposits originated through national, regional and local investment banking firms which solicit deposits from their customers, all of which are non-cancelable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

(2) At March 31, 2001 and December 31, 2000, certificates of deposit issued on an uninsured basis (greater than $100) amounted to $76,918 and $75,417, respectively. Of the $76,918 of uninsured deposits at March 31, 2001, $14,264 were from political subdivisions in New Jersey and secured or collateralized as required under state law.

         BONDS-MATCH FUNDED AGREEMENTS. Bonds-match funded agreements were comprised of the following at the dates indicated:

                                                              March 31,     December 31,
                                                                2001            2000
                                                             -----------    -----------
OAIC Mortgage Residential Securities Holdings, LLC.....      $    65,565    $    72,101
Ocwen NIMS Corp. ......................................           34,167         34,949
                                                             -----------    -----------
                                                             $    99,732    $   107,050
                                                             ===========    ===========

         The $7,318 decline in total bonds-match funded agreements during the first quarter was due to principal repayments offset by discount amortization.

         NOTES, DEBENTURES AND OTHER INTEREST-BEARING OBLIGATIONS. Notes, debentures and other interest-bearing obligations mature as follows:

                                                         March 31,    December 31,
                                                           2001           2000
                                                        -----------   -----------
2003:
11.875% Notes due October 1..........................   $    95,850   $   100,050
2004:
Loan due May 24 (LIBOR plus 250 basis points)........         6,235         6,235
2005:
12% Subordinated Debentures due June 15..............        67,000        67,000
11.5% Redeemable Notes due July 1....................            45            45
                                                        -----------   -----------
                                                        $   169,130   $   173,330
                                                        ===========   ===========

         The $4,200 decline in the balance of the 11.875% Notes during the first quarter is due to repurchases. These repurchases resulted in an extraordinary gain of $61, net of tax ($97 before taxes).

         OBLIGATIONS OUTSTANDING UNDER LINES OF CREDIT. The Company has obtained a secured line of credit arrangement from an unaffiliated financial institution to fund real estate investments and commercial construction loans held by OAC as follows at the dates indicated:

                       Balance       Amount of     Committed    Maturity
    Entity           Outstanding     Facility       Amount        Date          Interest Rate(1)
------------------   -----------    -----------   -----------   ---------   ------------------------
MARCH 31, 2001:      $    32,796    $   200,000   $   115,580   June 2001   LIBOR + 240 basis points
                     ===========

DECEMBER 31, 2000:   $    32,933    $   200,000   $   115,580   June 2001   LIBOR + 240 basis points
                     ===========

(1) 1-month LIBOR was 5.08% and 6.57% at March 31, 2001 and December 31, 2000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY. The outstanding balance of the 10.875% Capital Securities amounted to $63,685 at March 31, 2001, a decline of $15,845 from the balance outstanding at December 31, 2000. During the three months ended March 31, 2001, the Company repurchased $15,845 of its Capital Securities in the open market, resulting in an extraordinary gain of $3,336 ($2,102 net of taxes). See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof (which is incorporated herein by reference).

         STOCKHOLDERS' EQUITY. Stockholders' equity decreased $24,393 or 5% during the three months ended March 31, 2001. The decrease was primarily due to a net loss of $23,516 during the first quarter. See Consolidated Statements of Changes in Stockholders' Equity of the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference).

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

         The primary sources of funds for liquidity consist of deposits, FHLB advances, reverse repurchase agreements, lines of credit and maturities and payments of principal and interest on loans and securities, proceeds from sales thereof and servicing fees.

         Sources of liquidity include certificates of deposit obtained primarily from wholesale sources. At March 31, 2001, the Company had $1,060,719 of certificates of deposit, net of deferred fees, including $924,198 of brokered certificates of deposit obtained through national, regional and local investment banking firms, all of which are non-cancelable. At the same date, scheduled maturities of certificates of deposit during the 12 months ending March 31, 2002 and 2003, and thereafter amounted to $664,839, $225,670 and $170,210, respectively.

         Sources of borrowings include FHLB advances, which are required to be secured by single family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. At March 31, 2001, the Company was eligible to borrow up to an aggregate of $34,998 from the FHLB of New York (subject to the availability of acceptable collateral) and had $28,025 of residential loans and $11,691 of short duration CMOs (all of which were held by the Bank) pledged as security for any such advances. At March 31, 2001, the Company had contractual relationships with 15 brokerage firms and the FHLB of New York pursuant to which it could obtain funds from reverse repurchase agreements. At March 31, 2001, the Company had $188,332 of unrestricted cash and cash equivalents and $97,196 of short duration CMOs that could be used to secure additional borrowings. At March 31, 2001, the Company had no outstanding FHLB advances or reverse repurchase agreements. In addition, at March 31, 2001, the Company, through OAC, had a line of credit of $200,000 ($115,580 committed). The Company had $32,796 outstanding at March 31, 2001 under this line of credit.

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

         On April 18, 2001, the Company executed a Receivables Financing Facility agreement with Greenwich, whereby the Company borrowed $23,907 collateralized by certain of the Company's servicing advances. According to a Commitment Letter signed in connection with the execution of the Agreement, the Company has agreed to finance at least $200,000 of servicing advances with Greenwich over the course of the next two years.

         On April 20, 2001, the Company executed a Loan and Security Agreement with CSFB whereby the Company may borrow up to $100,000 over the next year collateralized by certain of the Company's servicing advances. The Company borrowed approximately $38,082 on this credit line on the date of execution.

         The Company's operating activities provided $107,053 of cash flows and used $47,493 of cash flows during the three months ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001, cash flows used by operating activities primarily related to net increases in servicing advances. Cash flows were provided primarily by proceeds from the sale of trading securities and maturities and principal repayments received thereon. The increase in net cash flows provided by operating activities during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, was due primarily to the increase in cash provided by trading securities offset by increases in advances on loans and loans serviced for others due to increases in the number and amount of loans serviced for others.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The Company's investing activities provided cash flows totaling $92,592 and used $351,841 of cash flows during the three months ended March 31, 2001 and 2000, respectively. During the foregoing periods, cash flows from investing activities were used primarily to purchase securities available for sale, discount loans, mortgage servicing rights and real estate held for investment. Cash flows from investing activities during the first quarter of 2000 were provided primarily by proceeds from sales of and principal payments received on discount loans and securities available for sale and proceeds from sales of real estate owned. The increase in net cash provided by investing activities during the three months ended March 31, 2001 as compared to the three months March 31, 2000 was due primarily to a decline in purchases of securities available for sale (reclassified to trading), discount loans and real estate held for investment (primarily loans accounted for as investments in real estate).

         The Company's financing activities used cash flows of $148,478 and provided cash flows of $223,272 during the three months ended March 31, 2001 and 2000, respectively. Cash flows utilized in connection with financing activities were primarily related to a decline in deposits, changes in the balance of securities sold under agreements to repurchase, repayment of bonds-match funded agreements, repayment of lines of credit and repurchases of debt. The decline in cash flow from financing activities is principally related to a decrease in cash flow generated by sales of securities sold under agreements to repurchase.

         The Bank was previously required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. government, federal agency and other investments having maturities of five years or less (not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less). Effective March 15, 2001 the OTS issued an interim final rule eliminating the 4% liquidity requirement. However, the rule continues to require that savings associations maintain sufficient liquidity to ensure its safe and sound operation.

         At March 31, 2001, the Company had commitments of $4,052 related to the funding of construction loans. Management believes that the Company has adequate resources to fund all such unfunded commitments to the extent required and that substantially all of such unfunded commitments will be funded during 2001. See
Note 10 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference).

         In addition to commitments to extend credit, the Company is party to various off-balance sheet financial instruments in the normal course of the Company's business in order to manage its interest rate risk and foreign currency exchange rate risk. See Note 6 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference) and "Asset and Liability Management" included in Item 3 herein.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         (Dollars in Thousands)
--------------------------------------------------------------------------------

         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2001. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, performing discount loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, (iv) NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies of each such category of deposit by the Company, and (v) escrow deposits and other non-interest bearing checking accounts, which amounted to $58,840 at March 31, 2001, are excluded. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                                       March 31, 2001
                                                           ----------------------------------------------------------------------
                                                                           Four to       More Than
                                                           Within Three    Twelve       One Year to    Three Years
                                                             Months        Months       Three Years     and Over         Total
                                                           -----------   -----------    -----------    -----------    -----------
RATE-SENSITIVE ASSETS:
   Interest-earning deposits ...........................   $     9,990   $        --    $        --    $        --    $     9,990
   Federal funds sold ..................................       155,500            --             --             --        155,500
   Trading securities ..................................        49,155        48,092         38,295         71,115        206,657
   Loans available for sale (1) ........................           422         4,894          2,323          2,457         10,096
   Investment securities, net ..........................        13,257            --             --             --         13,257
   Loan portfolio, net (1) .............................        47,277         6,630         20,929          3,147         77,983
   Discount loan portfolio, net (1) ....................        77,236       190,326        113,944         58,143        439,649
   Match funded loans and securities (1) ...............         8,878        29,487         39,777         32,328        110,470
                                                           -----------   -----------    -----------    -----------    -----------
     Total rate-sensitive assets .......................       361,715       279,429        215,268        167,190      1,023,602
                                                           -----------   -----------    -----------    -----------    -----------
RATE-SENSITIVE LIABILITIES:
   NOW and money market checking deposits ..............        11,162           199            425          1,107         12,893
   Savings deposits ....................................            94           176            349            620          1,239
   Certificates of deposit .............................       163,959       500,880        312,920         82,960      1,060,719
                                                           -----------   -----------    -----------    -----------    -----------
   Total interest-bearing deposits .....................       175,215       501,255        313,694         84,687      1,074,851
   Bond-match funded loan agreements ...................        79,784         6,988          8,602          4,358         99,732
   Obligations outstanding under lines of credit .......        32,796            --             --             --         32,796
   Notes, debentures and other .........................         6,235            --         95,850         67,045        169,130
                                                           -----------   -----------    -----------    -----------    -----------
     Total rate-sensitive liabilities ..................       294,030       508,243        418,146        156,090      1,376,509
                                                           -----------   -----------    -----------    -----------    -----------
Interest rate sensitivity gap excluding financial
   instruments .........................................        67,685      (228,814)      (202,878)        11,100       (352,907)
FINANCIAL INSTRUMENTS:
Interest rate caps .....................................            --            --            148             --            148
Interest rate floors ...................................             6            20            267            212            505
                                                           -----------   -----------    -----------    -----------    -----------
Total rate-sensitive financial instruments .............             6            20            415            212            653
                                                           -----------   -----------    -----------    -----------    -----------
Interest rate sensitivity gap including financial
   instruments .........................................   $    67,691   $  (228,794)   $  (202,463)   $    11,312    $  (352,254)
                                                           ===========   ===========    ===========    ===========    ===========

Cumulative interest rate sensitivity gap ...............   $    67,691   $  (161,103)   $  (363,566)   $  (352,254)
                                                           ===========   ===========    ===========    ===========
Cumulative interest rate sensitivity gap as a
   percentage of total rate-sensitive assets............          6.61%       (15.74)%       (35.52)%       (34.41)%

(1)      Balances have not been reduced for non-performing loans.

         The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates and hypothetical interest rate scenarios. An institution's NPV Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         (Dollars in Thousands)
--------------------------------------------------------------------------------

that scenario by the present value of the institution's assets in that same scenario. The hypothetical scenarios are represented by immediate, permanent, parallel movements (shocks) in the term structure of interest rates of plus and minus 100, 200 and 300 basis points from the actual term structure observed at quarter end. The current NPV Ratio for each of the seven rate scenarios and the corresponding limits approved by the Board of Directors, and as applied to OCN, are as follows at March 31, 2001:

                                   Board Limits                 Current
Rate Shock in basis points     (minimum NPV Ratios)            NPV Ratios
--------------------------  --------------------------  -----------------------
           +300                       5.00%                      25.94%
           +200                       6.00%                      25.87%
           +100                       7.00%                      25.78%
            0                         8.00%                      25.68%
           -100                       7.00%                      25.70%
           -200                       6.00%                      25.79%
           -300                       5.00%                      25.92%

         The Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and NPV and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by the Board of Directors, and as applied to OCN. The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. The base interest rate scenario assumes interest rates at March 31, 2001. Actual results could differ significantly from the OCN results estimated in the following table:

                                           Estimated Changes in
                            ---------------------------------------------------
Rate Shock in basis points          Net Interest                 NPV
--------------------------  --------------------------  -----------------------
           +300                         19.50%                  (1.73)%
           +200                         13.00%                  (1.09)%
           +100                          6.50%                  (0.54)%
            0                              --%                     --%
           -100                         (6.50)%                  1.10%
           -200                        (13.00)%                  2.56%
           -300                        (19.50)%                  4.21%

         The Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. These techniques include interest rate exchange or "swap" agreements, interest rate caps and floors and foreign currency futures contracts.

         INTEREST RATE RISK MANAGEMENT. The Company utilizes interest rate swaps to protect against the increase in borrowing cost from a short-term, fixed-rate liability, such as a line of credit, in an increasing interest-rate environment. The Company had entered into interest rate swaps with an aggregate notional amount of $33,000 at March 31, 2001 and December 31, 2000.

         In addition, the Company purchased amortizing caps and floors to hedge its interest rate exposure relating to mortgage servicing rights and match funded loans and securities. The Company had entered into caps and floors with an aggregate notional amount of $137,578 and $48,426, respectively, at March 31, 2001, as compared to caps and floors with an aggregate notional amount of $141,674 and $37,787, respectively, at December 31, 2000.

         See Note 6 to the Interim Consolidated Financial Statements included in
Item 1 herein (which is incorporated herein by reference) for additional disclosures regarding the Company's interest rate derivative financial instruments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         (Dollars in Thousands)
--------------------------------------------------------------------------------

         FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT. The Company has entered into foreign currency futures to hedge its investments in foreign subsidiaries which own residual interests backed by residential loans originated in the UK and in the shopping center located in Halifax, Nova Scotia.

         The Company's hedges, the related investments in foreign subsidiaries, and the net exposures as of March 31, 2001 and December 31, 2000 were as follows:

                                     Investment        Hedge       Net Exposure
                                     ----------     ----------     ------------
MARCH 31, 2001:
UK residuals.......................  $   25,950     $   20,792     $   (5,158)
Nova Scotia Shopping Center........  $   20,885     $   20,947     $       62

DECEMBER 31, 2000:
UK residuals.......................  $   23,329     $   22,236     $   (1,003)
Nova Scotia Shopping Center........  $   21,913     $   22,423     $      510

         The net exposures are subject to gain or loss if foreign currency exchange rates fluctuate. See the "Foreign Currency Management" section of Note 6 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference) for additional disclosures regarding the Company's foreign currency derivative financial instruments.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein are not, and certain statements contained in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period(s) or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "estimate," "expect," "foresee," "intend," "in the event of," "may," "plan," "propose," "prospect," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although the Company believes the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, international, national, regional or local economic environments (particularly in the market areas where the Company operates), government fiscal and monetary policies (particularly in the market areas where the Company operates), prevailing interest or currency exchange rates, effectiveness of interest rate, currency and other hedging strategies, laws and regulations affecting financial institutions, investment companies and real estate (including regulatory fees, capital requirements, access for disabled persons and environmental compliance), uncertainty of foreign laws, competitive products, pricing and conditions (including from competitors that have significantly greater resources than the Company), credit, prepayment, basis, default, subordination and asset/liability risks, loan servicing effectiveness, ability to identify acquisitions and investment opportunities meeting the Company's investment strategy, the course of negotiations and the ability to reach agreement with respect to the material terms of any particular transaction, satisfactory due diligence results, satisfaction or fulfillment of agreed upon terms and conditions of closing or performance, the timing of transaction closings, software integration, development and licensing effectiveness, damage to the company's computer equipment and the information stored its data centers, availability of and costs associated with obtaining adequate and timely sources of liquidity, ability to repay or refinance indebtedness (at maturity or upon acceleration), to meet collateral calls by lenders (upon re-valuation of the underlying assets or otherwise), to generate revenues sufficient to meet debt service payments and other operating expenses, availability of discount loans and servicing rights for purchase, size of, nature of and yields available with respect to the secondary market for mortgage loans, financial, securities and securitization markets in general, adequacy of allowances for loan losses, changes in real estate conditions (including liquidity, valuation, revenues, rental rates, occupancy levels and competing properties), adequacy of insurance coverage in the event of a loss, other factors generally understood to affect the real estate acquisition, mortgage, servicing and leasing markets, securities investments and the software and technology industry, and other risks detailed from time to time in the Company's reports and filings with the Commission, including its periodic reports on Forms 10-Q, 8-K and 10-K and Exhibit 99.1, titled Risk Factors, to the Company's Form 10-K for the year ended December 31, 2000. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company does not undertake, and specifically disclaims any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Part II - Other Information


Item 1.  Legal Proceedings.

            See "Note 10: Commitments and Contingencies" of the Company's Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K.

  (a)            EXHIBITS.

  2.1 Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
  3.1     Amended and Restated Articles of Incorporation (2)
  3.2     Amended and Restated Bylaws (3)
  4.0     Form of Certificate of Common Stock (2)
  4.1 Form of Indenture between the Company and Bank One, Columbus, NA as Trustee (2)
  4.2     Form of Note due 2003 (Included in Exhibit 4.1) (2)
  4.3     Certificate of Trust of Ocwen Capital Trust I (4)
  4.4     Amended and Restated Declaration of Trust of Ocwen Capital Trust I (4)
  4.5 Form of Capital Security of Ocwen Capital Trust I (Included in Exhibit 4.4) (4)
  4.6 Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of the Company (4)
  4.7 Form of 10.875% Junior Subordinated Debentures due 2027 of the Company (Included in Exhibit 4.6) (4)
  4.8 Form of Guarantee of the Company relating to the Capital Securities of Ocwen Capital Trust I (4)
  4.9 Form of Indenture between Ocwen Federal Bank FSB and The Bank of New York as Trustee (5)
  4.10    Form of Subordinated Debentures due 2005 (5)
  4.11 Form of Indenture between OAC and Norwest Bank Minnesota, National Association, as Trustee thereunder for the 11.5% Redeemable Notes due 2005 (6)
  4.12    Form of 11.5% Redeemable Notes due 2005 (7)
  4.13 Form of Second Supplemental Indenture between OAC and Wells Fargo Bank Minnesota, National Association, as successor to Norwest Bank Minnesota, National Association, as trustee thereunder for the 11.5% Redeemable Notes due 2005 (8)
 10.1     Ocwen Financial Corporation 1996 Stock Plan for Directors, as
          amended(9)
 10.2     Ocwen Financial Corporation 1998 Annual Incentive Plan (10)
 10.3 Amended and Restated Loan Agreement, dated as of June 10, 1998, among, inter alia, OAIC California Partnership, L.P., OAIC California Partnership II, L.P., Salomon Brothers Realty Corp. and LaSalle National Bank (11)
 10.4 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors
          (12)
 10.5 Second Amendment to Guarantee of Payment, dated as of July 9, 1999, between Salomon Brothers Realty Corp. and Ocwen Partnership, L.P. (12)
 10.6 Indemnity agreement, dated August 24, 1999, among OCN and OAC's Board of Directors (13)
 10.7 Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (13)
 10.8 First Amendment to Agreement, dated March 30, 2000, between HCT Investments, Inc. and OAIC Partnership I, L. P. (13)
 10.9 Form of Separation Agreement and Full Release, dated as of February 28, 2001, by and among Christine A. Reich, Ocwen Federal Bank FSB and Ocwen Financial Corporation (14)
 99.1     Risk factors (14)

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

Part II - Other Information


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

(9) Incorporated by reference from the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-8 (File No. 333-44999), effective when filed with the Commission on January 28, 1998.

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

(11) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

(12) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(13) Incorporated by reference from the similarly described exhibit included with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(14) Incorporated by reference from the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

  (b)       REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED MARCH 31, 2001.

         (1) A Form 8-K was filed by the Company on February 7, 2001 that contained a news release announcing the Company's financial results for the three months and year ended December 31, 2000.

         (2) A Form 8-K was filed by the Company on February 28, 2001 that contained a press release announcing executive changes.

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

Date: May 15, 2001