Form 10-Q
period 2001-06-30
OCWEN FINANCIAL CORP
filed 2001-08-14
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Number of shares of Common Stock, $.01 par value, outstanding as of August 8, 2001: 67,265,576 shares

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q



                                    I N D E X
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1. Interim Consolidated Financial Statements (Unaudited)...............  3

        Consolidated Statements of Financial Condition at June 30, 2001 and
        December 31, 2000...................................................  3

        Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000........................................  4

        Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2001 and 2000.........................  5

        Consolidated Statement of Changes in Stockholders' Equity for the
        six months ended June 30, 2001......................................  6

        Consolidated Statements of Cash Flows for the six months ended June
        30, 2001 and 2000...................................................  7

        Notes to Consolidated Financial Statements..........................  9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................... 21

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......... 62

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 67

Item 6. Exhibits and Reports on Form 8-K.................................... 67

Signature................................................................... 69

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                                       June 30, 2001       December 31, 2000
                                                                                     ----------------      -----------------
Assets:
Cash and amounts due from depository institutions..............................      $         52,381       $         18,749
Interest earning deposits......................................................                 9,517                134,987
Federal funds sold and repurchase agreements...................................               249,000                     --
Trading securities, at fair value:
  Collateralized mortgage obligations (AAA-rated)..............................                62,080                277,595
  Subordinates, residuals and other securities.................................                88,050                112,647
Loans available for sale, at lower of cost or market...........................                 4,450                 10,610
Real estate held for sale......................................................                20,165                 22,670
Low-income housing tax credit interests held for sale..........................                31,789                 87,083
Investment in real estate......................................................               115,661                122,761
Investments in low-income housing tax credit interests.........................                85,893                 55,729
Investment securities, at cost.................................................                13,257                 13,257
Loan portfolio, net............................................................                77,105                 93,414
Discount loan portfolio, net...................................................               306,942                536,028
Match funded loans and securities, net.........................................                91,462                116,987
Investments in unconsolidated entities.........................................                   821                    430
Real estate owned, net.........................................................               129,042                146,419
Premises and equipment, net....................................................                41,982                 43,152
Income taxes receivable........................................................                28,412                 30,261
Deferred tax asset, net........................................................                77,991                 95,991
Advances on loans and loans serviced for others................................               349,912                227,055
Mortgage servicing rights......................................................                82,928                 51,426
Other assets...................................................................                78,385                 52,169
                                                                                     ----------------       ----------------
                                                                                     $      1,997,225       $      2,249,420
                                                                                     ================       ================
Liabilities and Stockholders' Equity
  Liabilities:
  Deposits.....................................................................      $      1,044,363       $      1,258,360
  Bonds - match funded agreements..............................................                80,821                107,050
  Obligations outstanding under lines of credit................................               104,545                 32,933
  Notes, debentures and other interest bearing obligations.....................               169,130                173,330
  Accrued interest payable.....................................................                19,714                 22,096
  Excess of net assets acquired over purchase price............................                27,499                 36,665
  Accrued expenses, payables and other liabilities.............................                31,299                 36,030
                                                                                     ----------------       ----------------
     Total liabilities.........................................................             1,477,371              1,666,464
                                                                                     ----------------       ----------------

  Company obligated, mandatorily redeemable securities of subsidiary trust
     holding solely junior subordinated debentures of the Company..............                61,159                 79,530

  Commitments and Contingencies (Note 10)

  Stockholders' equity:
   Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares
     issued and outstanding....................................................                    --                     --
   Common stock, $.01 par value; 200,000,000 shares authorized; 67,259,927 and
     67,152,363 shares issued and outstanding at June 30, 2001, and December
     31, 2000, respectively....................................................                   673                    672
   Additional paid-in capital..................................................               223,896                223,163
   Retained earnings...........................................................               234,237                279,194
   Accumulated other comprehensive (loss) income, net of taxes:
     Net unrealized foreign currency translation (loss) gain...................                  (111)                   397
                                                                                     ----------------       ----------------
   Total stockholders' equity..................................................               458,695                503,426
                                                                                     ----------------       ----------------
                                                                                     $      1,997,225       $      2,249,420
                                                                                     ================       ================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                                    Three Months                     Six Months
                                                             ----------------------------   ----------------------------
For the periods ended June 30,                                   2001           2000            2001            2000
--------------------------------------------------------     ------------    ------------   ------------    ------------
Net interest income:
  Income................................................     $     25,218    $     50,455   $     50,035    $     98,545
  Expense...............................................           24,728          45,661         51,608          89,057
                                                             ------------    ------------   ------------    ------------
  Net interest income (expense) before provision for
    loan losses.........................................              490           4,794         (1,573)          9,488
  Provision for loan losses.............................           10,297           3,135         18,417           5,743
                                                             ------------    ------------   ------------    ------------
  Net interest (expense) income after provision for
    loan losses.........................................           (9,807)          1,659        (19,990)          3,745
                                                             -------------   ------------   ------------    ------------

Non-interest income:
  Servicing and other fees..............................           33,740          22,559         64,857          46,725
  Gain (loss) on interest earning assets, net...........              422           5,270         (1,409)         16,264
  Gain on trading and match funded securities, net......            4,550              --          9,739              --
  Impairment charges on securities available for sale...               --          (4,764)            --         (11,597)
  Loss on real estate owned, net........................           (1,881)         (3,006)        (2,865)        (10,013)
  (Loss) gain on other non interest earning assets, net.             (975)          5,044           (519)          5,182
  Net operating gains on investments in real estate.....              486           8,063          3,040          13,616
  Amortization of excess of net assets acquired over
    purchase price......................................            4,583           2,998          9,166           5,792
  Other income..........................................            2,437           1,070          4,483           2,209
                                                             ------------    ------------   ------------    ------------
                                                                   43,362          37,234         86,492          68,178
                                                             ------------    ------------   ------------    ------------
Non-interest expense:
  Compensation and employee benefits....................           21,309          22,397         42,244          38,980
  Occupancy and equipment...............................            3,174           2,952          6,267           6,215
  Technology and communication costs....................            5,556           5,754         15,704          11,375
  Loan expenses.........................................            2,835           2,987          7,070           6,917
  Net operating losses on investments in certain
    low-income housing tax credit interests.............            2,756             840          7,818           2,339
  Amortization of excess of purchase price over net
    assets acquired.....................................              778             795          1,556           1,568
  Professional services and regulatory fees.............            3,994           2,965          8,020           6,804
  Other operating expenses..............................            2,454           3,154          5,033           5,720
                                                             ------------    ------------   ------------    ------------
                                                                   42,856          41,844         93,712          79,918
                                                             ------------    ------------   ------------    ------------
Distributions on Company-obligated, mandatorily
    redeemable securities of subsidiary trust
    holding solely junior subordinated
    debentures of the Company ..........................            1,697           2,918          3,750           6,112
Equity in income (losses) of investments in
    unconsolidated entities.............................              139          (1,812)           184          (4,072)
                                                             ------------    ------------   ------------    ------------
Loss before income taxes and extraordinary gain.........          (10,859)         (7,681)       (30,776)        (18,179)
Income tax (expense) benefit............................          (10,825)          2,380        (16,587)          5,635
                                                             ------------    ------------   ------------    ------------
Loss before extraordinary gain..........................          (21,684)         (5,301)       (47,363)        (12,544)
Extraordinary gain on repurchase of debt, net of taxes..              243           3,902          2,406           6,047
                                                             ------------    ------------   ------------    ------------
Net loss................................................     $    (21,441)   $     (1,399)  $    (44,957)   $     (6,497)
                                                             ============    ============   ============    ============

(Loss) earnings per share:
  Basic:
    Loss before extraordinary gain......................     $      (0.33)   $      (0.08)  $      (0.71)   $      (0.19)
    Extraordinary gain..................................             0.01            0.06           0.04            0.09
                                                             ------------    ------------   ------------    ------------
    Net loss............................................     $      (0.32)   $      (0.02)  $      (0.67)   $      (0.10)
                                                             ============    ============   ============    ============

  Diluted:
    Loss before extraordinary gain......................     $      (0.33)   $      (0.08)  $      (0.71)   $      (0.19)
    Extraordinary gain..................................             0.01            0.06           0.04            0.09
                                                             ------------    ------------   ------------    ------------
    Net loss............................................     $      (0.32)   $      (0.02)  $      (0.67)   $      (0.10)
                                                             ============    ============   ============    ============

Weighted average common shares outstanding:
  Basic.................................................       67,198,359      67,182,395     67,175,361      67,702,961
                                                             ============    ============   ============    ============

  Diluted...............................................       67,198,359      67,182,395     67,175,361      67,702,961
                                                             ============    ============   ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                             (Dollars in thousands)

                                                                          Three Months                     Six Months
                                                                    --------------------------     --------------------------
For the periods ended June 30,                                         2001           2000            2001            2000
----------------------------------------------------------------    ----------      ----------     ----------      ----------
Net loss........................................................    $  (21,441)     $   (1,399)    $  (44,957)     $   (6,497)
                                                                    ----------      ----------     ----------      ----------
Other comprehensive (loss) income, net of taxes:
  Change in unrealized loss on securities available for sale
    arising during the period (1) ..............................            --           8,792             --           5,160
  Less: Reclassification adjustment.............................            --          (7,162)            --          (6,618)
                                                                    ----------      ----------     ----------      ----------
  Net change in unrealized loss on securities available for
    sale (2)....................................................            --           1,630             --          (1,458)
                                                                    ----------      ----------     ----------      ----------

  Change in unrealized foreign currency translation adjustment
    arising during the period (3)...............................           363             207           (508)            368
                                                                    ----------      ----------     ----------      ----------

  Change in accounting principle for derivative financial
    instruments.................................................            --              --             59              --
  Adjustment to unrealized gain on derivative financial
    instruments.................................................            20              --            (59)             --
                                                                    ----------      ----------     ----------      ----------
  Change in unrealized gain on derivative financial instruments.            20              --             --              --
                                                                    ----------      ----------     ----------      ----------
  Other comprehensive income (loss).............................           383           1,837           (508)         (1,090)
                                                                    ----------      ----------     ----------      ----------

Comprehensive (loss) income.....................................    $  (21,058)     $      438     $  (45,465)     $   (7,587)
                                                                    ==========      ==========     ==========      ==========

Disclosure of reclassification adjustment:
  Unrealized holding gains arising during the period on
    securities sold or impaired.................................    $       --      $     (401)    $       --      $   (4,609)
  Add: Adjustment for realized gains and impairment charges on
    securities available for sale included in net loss..........            --          (6,761)            --          (2,009)
                                                                    ----------      ----------     ----------      ----------

  Net reclassification adjustment for gains recognized in other
    comprehensive loss in prior years (4).......................    $       --      $   (7,162)    $       --      $   (6,618)
                                                                    ==========      ==========     ==========      ==========

(1) Net of tax benefit (expense) of $5,567 and $(4,273) for the three and six months ended June 30, 2000.

(2) Net of tax (expense) benefit of $(612) and $1,072 for the three and six months ended June 30, 2000, respectively.

(3) Net of tax benefit (expense) of $106 and $(116) for the three months ended June 30,2001 and 2000, respectively, and $292 and $(201) for the six months ended June 30, 2001 and 2000, respectively.

(4) Net of tax benefit (expense) of $4,955 and $4,978 for the three and six months ended June 30, 2000, respectively.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                             (Dollars in thousands)

                                                                                                       Accumulated
                                                                                                          Other
                                                     Common Stock          Additional                 Comprehensive
                                              -------------------------      Paid-in     Retained    Income (Loss),
                                                 Shares         Amount       Capital     Earnings     Net of Taxes       Total
                                              ------------     --------    -----------   ---------   --------------    ----------

Balances at December 31, 2000.............      67,152,363     $    672    $   223,163   $ 279,194      $      397     $  503,426
Net loss..................................              --           --             --     (44,957)             --        (44,957)
Directors' compensation...................           8,795           --             --          --              --             --
Stock options exercised...................          98,769            1            733          --              --            734
Other comprehensive loss, net of taxes:
Change in unrealized foreign currency
   translation loss.......................              --           --             --          --            (508)          (508)
                                              ------------     --------    -----------   ---------      ----------     ----------

Balances at June 30, 2001.................      67,259,927     $    673    $   223,896   $ 234,237      $     (111)    $  458,695
                                              ============     ========    ===========   =========      ==========     ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

For the six months ended June 30,                                                                2001             2000
------------------------------------------------------------------------------------------    -----------      -----------
Cash flows from operating activities:
Net loss..................................................................................    $   (44,957)     $    (6,497)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
  Net cash provided by trading securities.................................................        243,200               --
  Proceeds from sales of loans available for sale.........................................          4,234            7,144
  Principal payments received on loans available for sale.................................          1,439            4,216
  Premium amortization (discount accretion) on securities, net............................         16,368          (32,993)
  Depreciation and amortization...........................................................         30,390            2,653
  Provision for loan losses...............................................................         18,417            5,743
  Provision for real estate owned.........................................................          9,703           16,964
  Loss (gain) on interest-earning assets, net.............................................          1,409          (16,264)
  Gain on trading and match funded securities.............................................         (9,739)              --
  Impairment charges on securities available for sale.....................................             --           11,597
  Extraordinary gain on repurchase of long-term debt......................................         (3,819)          (8,764)
  Loss on other non-interest earning assets...............................................            519           (5,182)
  Impairment charges on low-income housing tax credits held for investment................          6,993              261
  Gain on sale of real estate owned, net..................................................         (9,523)         (11,683)
  Equity in (income) losses of unconsolidated entities....................................           (184)           4,072
  Decrease (increase) in income taxes receivable..........................................          1,849          (14,000)
  Decrease in income tax payable..........................................................             --           (6,369)
  Decrease (increase) in deferred tax asset...............................................         18,000           (3,299)
  Increase in advances on loans and loans serviced for others.............................       (122,857)         (42,718)
  (Increase) decrease in other assets, net................................................        (47,094)          30,396
  Decrease in accrued expenses, interest payable and other liabilities....................        (13,848)         (22,332)
                                                                                              -----------      -----------
Net cash provided (used) by operating activities..........................................        100,500          (87,055)
                                                                                              -----------      -----------

Cash flows from investing activities:
  Proceeds from sales of securities available for sale....................................             --          324,278
  Purchase of securities available for sale...............................................             --         (833,704)
  Maturities of and principal payments received on securities available for sale..........             --          284,523
  Acquisition of Federal Home Loan Bank stock.............................................             --           (2,432)
  Principal payments received on match funded loans and securities........................         14,901           15,224
  Investment in low-income housing tax credit investments.................................         (8,335)         (22,980)
  Proceeds from sales of low-income housing tax credit interests..........................         34,044           27,587
  Purchase of mortgage servicing rights...................................................        (43,263)              --
  Proceeds from sales of discount loans, net..............................................        133,335          118,674
  Proceeds from sale of real estate held for sale.........................................          1,000            9,000
  Proceeds from sale of real estate held for investment...................................          6,224            3,008
  Proceeds from sales of loans held for investment........................................         14,318            7,727
  Purchase, originations and funded commitments of loans held for investment, net of
    undisbursed loan funds................................................................        (18,902)         (22,868)
  Purchase and funded commitments of discount loans, net..................................         (1,220)        (157,609)
  (Increase) decrease in investment in unconsolidated entities............................           (207)             481
  Purchase of and capital improvements to real estate held for investment.................             --         (111,824)
  Principal payments received on loans held for investment................................          5,504           26,386
  Capital improvements to real estate held for sale.......................................             --           (2,829)
  Principal payments received on discount loans, net......................................         40,065           71,333
  Proceeds from sale of real estate owned.................................................         69,843           88,056
  Purchase of real estate owned in connection with discount loan purchases................             --           (8,593)
  Additions to premises and equipment.....................................................         (3,858)          (3,152)
                                                                                              -----------      -----------
Net cash provided (used) by investing activities..........................................        243,449         (189,714)
                                                                                              -----------      -----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS- (Continued)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

For the six months ended June 30,                                                                 2001             2000
-------------------------------------------------------------------------------------------    -----------      -----------
Cash flows from financing activities:
  Decrease in deposits.....................................................................    $  (213,997)     $  (200,153)
  Increase in securities sold under agreements to repurchase...............................             --          373,685
  Proceeds from (repayment of) obligations under lines of credit, net......................         71,612           (3,116)
  Payments on bonds-match funded agreements................................................        (26,672)         (17,716)
  Repurchase of Capital Securities.........................................................        (14,247           (4,979)
  Repurchases of notes and subordinated debentures.........................................         (4,267)         (24,996)
  Exercise of stock options................................................................            784               --
  Repurchase of common stock...............................................................             --           (8,996)
                                                                                               -----------      -----------
Net cash (used) provided by financing activities...........................................       (186,787)         113,729
                                                                                               -----------      -----------

Net increase (decrease) in cash and cash equivalents.......................................        157,162         (163,040)
Cash and cash equivalents at beginning of period...........................................        153,736          381,858
                                                                                               -----------      -----------
Cash and cash equivalents at end of period.................................................    $   310,898      $   218,818
                                                                                               ===========      ===========

Reconciliation of cash and cash equivalents at end of period:
  Cash and amounts due from depository institutions........................................    $    52,381      $    26,080
  Interest-earning deposits................................................................          9,517           19,238
  Federal funds sold and repurchase agreements.............................................        249,000          173,500
                                                                                               -----------      -----------
                                                                                               $   310,898      $   218,818
                                                                                               ===========      ===========

Supplemental disclosure of cash flow information:
Cash received (paid) during the period for:
  Interest.................................................................................    $    80,869      $    85,283
                                                                                               ===========      ===========
  Income tax refunds (payments)............................................................    $     2,461      $   (18,820)
                                                                                               ============     ===========

Supplemental schedule of non-cash investing and financing activities:
  Real estate owned acquired through foreclosure...........................................    $    40,545      $    91,820
                                                                                               ===========      ===========
  Reclassification of properties from investment in real estate to real estate held for
     sale..................................................................................    $        --      $   218,514
                                                                                               ===========      ===========
  Reclassification of low-income housing tax credit interests held for sale to investments
     in low-income housing tax credit interests, net.......................................    $    24,021      $        --
                                                                                               ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


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

      In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company's financial condition at June 30, 2001 and December 31, 2000, the results of its operations for the three and six months ended June 30, 2001 and 2000, its comprehensive (loss) income for the three and six months ended June 30, 2001 and 2000, its changes in stockholders' equity for the six months ended June 30, 2001 and its cash flows for the six months ended June 30, 2001 and 2000. The results of operations and other data for the three and six month periods ended June 30, 2001 and 2000, are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2001. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to the prior periods' consolidated financial statements to conform to the June 30, 2001 presentation.

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

      All derivative instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive (loss) income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction and the effectiveness of the hedge.

      For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability or a forecasted transaction, the effective portions of the changes in the fair value of the derivative instruments are reported in other comprehensive (loss) income. The gains and losses on the derivative instruments that are reported in other comprehensive (loss) income are reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.

      For hedge transactions of net investments in foreign operations, the effective portions of the changes in fair value of the derivative instruments are recorded as a cumulative translation adjustment and included as a component of accumulated other comprehensive (loss) income in stockholders' equity.

      The ineffective portions of all hedges are recognized in current period earnings.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


      All other derivative instruments used by the Company for risk management purposes that do not meet the hedge accounting criteria and, therefore, do not qualify for hedge accounting are accounted for at fair value with changes in fair value recorded in the consolidated income statement of operations.


NOTE 3:  CURRENT ACCOUNTING PRONOUNCEMENTS

      On January 1, 2001, the Company adopted the provision of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, "SFAS No. 133") and recorded a net of tax, a cumulative effect adjustment in accumulated other comprehensive income to recognize at fair value the interest rate swap that was designated as a cash-flow hedging of an outstanding line of credit. The swap matured in April 2001, and the Company has reclassified to earnings all of this transition adjustment.

      Adoption of SFAS 133 did not have a material impact on the Company's use of futures contracts to hedge the net investments in its foreign subsidiaries, as the SFAS 133 accounting is similar to the pre-existing accounting. In addition, adoption of SFAS 133 did not have an impact on the Company's other risk management instruments that do not meet the hedge criteria as these derivatives were already accounted for at fair value with changes in fair value recognized currently in earnings.

      As of December 31, 2000, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as they relate to recognition and reclassification of collateral and for disclosures relating to securitization transactions, mortgage servicing rights and collateral.

      As of April 1, 2001, the Company adopted the other provisions of SFAS 140 as they relate to transfers and servicing of financial assets and extinguishments of liabilities. Adoption of SFAS 140 did not have a material impact on the Company's results of operations, financial position or cash flows.

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

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

      SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations leaving only the purchase method of accounting. In addition, SFAS No. 141 requires that intangible assets be recognized separately from goodwill if they meet one of two criteria - the contractual-legal criterion or the separability criterion. SFAS No. 141 also expands upon disclosure requirements by requiring the disclosure of the primary reasons for the business combination, the allocation of the purchase price to the assets acquired and liabilities assumed and, if significant, the amount of goodwill by segment and the amount of the purchase price assigned to each major class of intangible asset. As of July 1, 2001, the Company adopted the provisions of SFAS No. 141. The impact from the adoption of SFAS No. 141 on the Company's results of operations, financial position or cash flows results from the anticipated reversal, as discussed below, of the unamortized balance of the excess of net assets acquired over purchase price upon the adoption of SFAS No. 142.

      The FASB has also issued SFAS No. 142, "Goodwill and Other Intangible Assets." Except for goodwill and intangible assets acquired after June 30, 2001, which are immediately subject to its provisions, SFAS No. 142 is effective starting with fiscal years beginning after December 15, 2001.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


      Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized. Both goodwill and intangible assets that are not being amortized must be tested annually for impairment. In addition, SFAS No. 142 requires additional disclosures regarding goodwill and other intangible assets, including changes in the carrying amount of goodwill from period to period, the carrying amount of intangible assets by major intangible asset class and the estimated intangible asset amortization for the next five years.

      The Company will adopt the provisions of SFAS No. 142 effective January 1, 2002. The Company expects that the elimination of goodwill amortization after the adoption of SFAS No. 142 will positively impact pretax net income by approximately $3,000 in 2002. In addition, the Company will be required to reverse the unamortized balance of the excess of net assets acquired over purchase price. This reversal will result in a credit to income of approximately $18,000 on January 1, 2002 that will be reported as the effect of a change in accounting principle. However, the Company has not yet fully determined the impact that the adoption of other elements of SFAS No. 142 may have on its financial position or results of operations.


NOTE 4: COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

      In August 1997, the Ocwen Capital Trust ("OCT") issued $125,000 of 10.875% Capital Securities (the "Capital Securities"). Proceeds from the issuance of the Capital Securities were invested in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. To date, OCT has repurchased $63,841 of its Capital Securities. During the three months ended June 30, 2001, OCT repurchased $2,526 of its Capital Securities in the open market, resulting in extraordinary gains of $386 ($243 net of taxes). During the six months ended June 30, 2001, OCT repurchased $18,371 of its Capital Securities in the open market, resulting in an extraordinary gain of $3,722 ($2,345 net of taxes).

      Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1,000 per Capital Security. Payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, are guaranteed by the Company to the extent OCT has funds available. If the Company does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Accumulated distributions payable on the Capital Securities amounted to $2,716 and $3,533 at June 30, 2001 and December 31, 2000, respectively, and are included in accrued interest payable.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


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

      In connection with the issuance of the Capital Securities, the Company incurred certain costs, which have been capitalized and are being amortized over the term of the Capital Securities. The unamortized balance of these issuance costs amounted to $2,124 and $2,815 at June 30, 2001 and December 31, 2000, respectively, and is included in other assets.


NOTE 5: SECURITIZATION OF ASSETS

      The residual and subordinate securities classified as trading securities at June 30, 2001 include retained interests with a fair value of $39,649 from securitizations of loans completed by the Company in prior years. The Company has not executed a securitization since 1999.

      The key economic assumptions used to estimate the fair value of these retained interests as of June 30, 2001 were as follows:

                                                               Weighted Average
                                                               ----------------
Discount rate...............................................        18.60%
Projected prepayments.......................................        18.92%
Projected average life......................................         2.73 years
Projected annual loss rates.................................         3.07%
Static pool losses..........................................        14.46%

      As of June 30, 2001, the effect on the fair value of the retained interests caused by immediate adverse changes in the assumptions shown above would be as follows:

                                                                   Decrease
                                                               ----------------
Discount rate:
  Impact of a +10% change...................................      $ (2,192)
  Impact of a +20% change...................................        (4,110)
Prepayments:
  Impact of a -10% change...................................        (1,235)
  Impact of a -20% change...................................        (2,002)
Loss rates:
  Impact of a +10% change...................................        (2,621)
  Impact of a +20% change...................................        (4,805)

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


    As of and for the six months ended June 30, 2001, the following information is provided regarding securitized loans and related financial assets managed by the Company:

Current unpaid principal balance of securitized loans.............   $1,680,528
Delinquencies of securitized loans (30 days past due).............      421,963
Losses, net of recoveries, on securitized loans...................       41,736


NOTE 6: DERIVATIVE FINANCIAL INSTRUMENTS

      The Company uses derivative financial instruments for the purpose of managing its exposure to adverse fluctuations in interest and foreign currency exchange rates.

Interest Rate Management

      In managing its interest rate risk, the Company enters into interest rate swaps. The interest rate swaps below have been used to alter the interest rate on current LIBOR rate debt incurred to fund the Company's acquisitions of real estate. These swaps matured in April 2001. The terms of the outstanding interest rate swaps at December 31, 2000 were as follows:

                                Notional             LIBOR
        Maturity                 Amount              Index             Fixed Rate        Floating Rate         Fair Value
-----------------------    -----------------    ----------------    ----------------    ---------------    ------------------
April 2001............        $     33,000          1-Month                6.00%              6.80%           $         59
                               ===========                                                                    ============

      The Company has purchased amortizing caps and floors to hedge its interest rate exposure relating to its match funded loans and securities. During the quarter ended June 30, 2001, the Company determined that these caps and floors no longer qualified for hedge accounting; therefore, changes in fair value are recorded in the income statement. The terms of these outstanding caps and floors at June 30, 2001 and December 31, 2000 are as follows:

                                      Notional
                                       Amount              Maturity            Index          Strike Rate       Fair Value
                                 ------------------    ---------------    ---------------    -------------    --------------
June 30, 2001:
Caps...........................       $     133,592     October 2003       LIBOR 1-Month           7.00%       $        207
Floors.........................       $      35,893     October 2003        CMT 2-Year             4.35                 110
                                                                                                               ------------
                                                                                                               $        317
                                                                                                               ============
December 31, 2000:
Caps...........................       $     141,674     October 2003       LIBOR 1-Month           7.00%       $        345
Floors.........................       $      37,787     October 2003        CMT 2-Year             4.35                 154
                                                                                                               ------------
                                                                                                               $        499
                                                                                                               ============

      To hedge the economic risk associated with mortgage servicing assets, the Company entered into a floor contract during the first quarter of 2001. This contract did not qualify for hedge accounting and, therefore, changes in fair value are recorded in the income statement. The fair values of the mortgage servicing assets and the floor contract are subject to variability as interest rates change. The terms of this floor at June 30, 2001 are as follows:

                                      Notional
                                       Amount              Maturity            Index          Strike Rate       Fair Value
                                 ------------------    ---------------    ---------------    -------------    --------------
Floor..........................       $      11,600     February 2011       CMS 10-Year            5.60%       $        184

Foreign Currency Management

      The Company enters into foreign currency derivatives to hedge its investments in foreign subsidiaries which own residual interests backed by residential loans originated in the UK ("UK residuals") and in the shopping center located in Halifax, Nova Scotia (the "Nova Scotia

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


Shopping Center"). It is the Company's policy to periodically adjust the amount of foreign currency derivative contracts it has entered into in response to changes in its recorded investments in these assets. As hedges of the Company's investment in foreign operations, changes in the fair value of these contracts are included in the net unrealized foreign currency translation in accumulated other comprehensive income. The following table sets forth the terms and values of these foreign currency financial instruments at June 30, 2001 and December 31, 2000:

                                                                                                   Strike
                                               Position         Maturity        Notional Amount     Rate          Fair Value
                                             ------------    --------------     ---------------   ---------    ----------------
June 30, 2001:
Canadian Dollar currency futures...........   Short              Sept. 2001     C$       33,000     $0.6571         $      (96)

British Pound currency futures.............   Short              Sept. 2001     (pound)  17,688     $1.3780               (555)
                                                                                                                    ----------
                                                                                                                    $     (651)
                                                                                                                    ==========
December 31, 2000:
Canadian Dollar currency futures...........   Short             March 2001      C$       33,000     $0.6795         $     (242)

British Pound currency futures.............   Short             March 2001      (pound)  14,688     $1.5139               (339)
                                                                                                                    ----------
                                                                                                                    $     (581)
                                                                                                                    ==========

NOTE 7: REGULATORY REQUIREMENTS

      The Financial Institutions Reform, Recovery and Enforcement Act of 1989 and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At June 30, 2001, the minimum regulatory capital requirements were:

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

      At June 30, 2001, the Bank was "well capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be categorized as "well capitalized," the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the following table. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since June 30, 2001 that management believes have changed the institution's category.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


      As a result of an examination in 2000, the Bank was required to submit a written plan to the OTS by October 16, 2000 to address issues raised by the agency under Part 570 of the rules and regulations. Under the plan, the Bank will take certain actions regarding its operations with respect to asset reviews and the management of interest rate risk exposure and will have periodic reporting obligations to the OTS. In addition, as part of the plan, the Bank submitted a business plan and budget outlining the Bank's operations through 2003. The business plan submitted reflects proposed changes in the Bank's deposit gathering strategies and potential future sources of revenue as the Bank continues its shift away from capital-intensive businesses into fee-based sources of income. On November 9, 2000 the OTS requested the Bank to supply additional information regarding the plan. The Bank responded to this request on November 29, 2000, December 28, 2000 and January 10, 2001, and the OTS approved the plan on February 2, 2001.

      The following table summarizes the Bank's actual and required regulatory capital at June 30, 2001:

                                                                                                   To Be Well
                                                                                                   Capitalized       Committed
                                                                        Minimum For Capital   For Prompt Corrective   Capital
                                                        Actual           Adequacy Purposes      Action Provisions   Requirements
                                                 --------------------   -------------------   --------------------  ------------
                                                  Ratio      Amount      Ratio      Amount     Ratio      Amount       Ratio
                                                 --------  ----------   -------   ---------   -------   ----------  ------------
Stockholders' equity, and ratio to total assets    16.49%  $  246,728
Non-includable subsidiary......................                (2,488)
Acquired real estate...........................                   (73)
Disallowed deferred tax assets.................               (51,128)
Disallowed servicing assets....................                (8,218)
                                                           ----------
Tier 1 (core) capital and ratio to adjusted
   total assets................................    12.87%     184,821     4.00%   $  57,430      5.00%  $  71,787        9.00%
                                                                                  =========             =========
Non-mortgage servicing assets..................                (3,852)
                                                           ----------
Tangible capital and ratio to tangible assets..    12.64%  $  180,969     1.50%   $  21,536
                                                           ==========             =========
Tier 1 capital and ratio to risk-weighted
   assets......................................    15.52%  $  184,821                            6.00%  $  71,440
                                                           ----------                                   =========
Allowance for loan and lease losses............                14,940
Qualifying subordinated debentures.............                40,200
                                                           ----------
Tier 2 capital.................................                55,140
                                                           ----------
Total risk-based capital and ratio to risk-
   weighted assets.............................    20.15%  $  239,961     8.00%    $  95,253    10.00%   $ 119,066      13.00%
                                                           ==========              =========             =========

Total regulatory assets........................            $1,496,420
                                                           ==========
Adjusted total assets..........................            $1,435,738
                                                           ==========
Tangible assets................................            $1,431,886
                                                           ==========
Risk-weighted assets...........................            $1,190,662
                                                           ==========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


NOTE 8:  NET INTEREST INCOME (EXPENSE) BEFORE PROVISION FOR LOAN LOSSES

                                                                         Three Months                        Six Months
                                                                  -----------------------------     -----------------------------
For the periods ended June 30,                                        2001             2000             2001             2000
                                                                  ------------     ------------     ------------     ------------
Interest income:
  Federal funds sold and repurchase agreements...............     $      2,454     $        864     $      4,098     $      2,573
  Trading securities.........................................            4,173               --            9,873               --
  Securities available for sale..............................               --           16,808               --           29,677
  Loans available for sale...................................              143              917              364            1,724
  Investment securities and other............................              251              502              597              829
  Loan portfolio.............................................            1,619            5,337            3,502            9,305
  Match funded loans and securities..........................            2,737            2,952            5,220            6,263
  Discount loan portfolio....................................           13,841           23,075           26,381           48,174
                                                                  ------------     ------------     ------------     ------------
                                                                        25,218           50,455           50,035           98,545
                                                                  ------------     ------------     ------------     ------------
Interest expense:
  Deposits...................................................           16,308           24,793           34,379           49,478
  Securities sold under agreements to repurchase.............               --            5,284               --            7,924
  Bonds - match funded agreements............................            1,742            2,790            4,708            6,146
  Obligations outstanding under lines of credit..............            1,736            3,942            2,456            7,413
  Notes, debentures and other interest-bearing obligations...            4,942            8,852           10,065           18,096
                                                                  ------------     ------------     ------------     ------------
                                                                        24,728           45,661           51,608           89,057
                                                                  ------------     ------------     ------------     ------------
  Net interest income (expense) before provision for loan
    losses...................................................     $        490     $      4,794     $     (1,573)    $      9,488
                                                                  ============     ============     ============     ============

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


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

                                                       Net Interest
                                                        (Expense)     Non-Interest    Non-Interest    Net (Loss)        Total
                                                        Income (1)       Income         Expense         Income         Assets
                                                       ------------  --------------  --------------  ------------  --------------
At or for the three months ended June 30, 2001:
Single family residential discount loans.............    $  (2,585)    $      62       $   2,019       $  (2,816)    $  250,165
Commercial loans.....................................          321        (1,002)          2,964          (2,297)       416,638
Domestic residential mortgage loan servicing.........       (4,517)       30,876          17,850           5,275        347,971
Investment in low-income housing tax credits.........       (2,147)       (1,119)          3,698          (3,624)       142,262
OTX..................................................         (111)          252           7,933          (4,831)        15,651
Commercial real estate...............................         (765)        1,452             204             299         77,398
Subprime single family residential lending...........          699         4,020             887           2,376         97,425
Unsecured collections................................         (739)          477           1,879          (1,328)         2,983
Ocwen Realty Advisors................................           --         2,385           2,180             128            872
Corporate items and other............................           37         5,959           3,242         (14,623)       645,860
                                                         ---------     ---------       ---------       ---------     ----------
                                                         $  (9,807)    $  43,362       $  42,856       $ (21,441)    $1,997,225
                                                         =========     =========       =========       =========     ==========

At or for the six months ended June 30, 2001:
Single family residential discount loans.............    $  (1,066)    $  (1,359)      $   1,493       $  (3,905)    $  250,165
Commercial loans.....................................       (6,410)        2,100           4,347          (7,328)       416,638
Domestic residential mortgage loan servicing.........       (8,188)       57,786          22,458          10,553        347,971
Investment in low-income housing tax credits.........       (4,226)         (541)          9,262          (8,234)       142,262
OTX..................................................         (263)          991          19,708         (13,366)        15,651
Commercial real estate...............................       (1,618)        2,727             148             399         77,398
Subprime single family residential lending...........          601         6,325             699           3,442         97,425
Unsecured collections................................       (1,486)          922           2,511          (2,692)         2,983
Ocwen Realty Advisors................................           --         5,109           4,362             215            872
Corporate items and other............................        2,666        12,432          28,724         (24,041)       645,860
                                                         ---------     ---------       ---------       ---------     ----------
                                                         $ (19,990)    $  86,492       $  93,712       $ (44,957)    $1,997,225
                                                         =========     =========       =========       =========     ==========

(1)   After provision for loan losses.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                      Net Interest
                                                         Income      Non-Interest    Non-Interest    Net (Loss)       Total
                                                      (Expense)(1)      Income         Expense         Income         Assets
                                                      ------------  --------------  --------------  ------------  --------------
At or for the three months ended June 30, 2000:
Single family residential discount loans............    $   6,651     $   3,593       $   3,198       $   4,369    $  567,399
Commercial loans....................................          626         4,746           4,170             746     1,524,012
Domestic residential mortgage loan servicing........         (935)       20,141          14,851           2,701       156,816
Investment in low-income housing tax credits........       (2,180)         (169)          2,002               5       161,277
OTX.................................................         (183)          575           8,893          (5,271)       20,264
Commercial real estate..............................       (5,103)        9,196             860           2,005       247,663
UK operations.......................................         (269)           --             197          (1,390)       32,182
Subprime single family residential lending..........          957        (5,764)            590          (3,347)      165,835
Unsecured collections...............................       (1,325)           85           2,294          (2,191)       17,026
Ocwen Realty Advisors (2)...........................           --         3,070           2,832             148         1,319
Corporate items and other...........................        3,420         1,761           1,957             826       476,380
                                                        ---------     ---------       ---------       ---------    ----------
                                                        $   1,659     $  37,234       $  41,844       $  (1,399)   $3,370,173
                                                        =========     =========       =========       =========    ==========

At or for the six months ended June 30, 2000:
Single family residential discount loans............    $  13,726     $   4,343       $   6,044       $   7,455    $  567,399
Commercial loans....................................        1,794         8,376           7,923           1,440     1,524,012
Domestic residential mortgage loan servicing........         (655)       39,184          28,155           6,432       156,816
Investment in low-income housing tax credits........       (4,685)          551           4,245           1,222       161,277
OTX.................................................         (377)          889          16,231          (9,746)       20,264
Commercial real estate..............................      (10,160)       15,782           1,270           2,698       247,663
UK operations.......................................         (554)           --              64          (2,932)       32,182
Subprime single family residential lending..........          996       (13,076)            674          (7,908)      165,835
Unsecured collections...............................       (2,849)           86           4,275          (4,364)       17,026
Ocwen Realty Advisors (2)...........................           --         7,700           7,233             290         1,319
Corporate items and other...........................        6,509         4,343           3,804          (1,084)      476,380
                                                        ---------     ---------       ---------       ---------    ----------
                                                        $   3,745     $  68,178       $  79,918       $  (6,497)   $3,370,173
                                                        =========     =========       =========       =========    ==========

(1)   After provision for loan losses.

(2) Non-interest income for the three and six months ended June 30, 2000 included $497 and $1,630, respectively, of intercompany and intersegment revenues, which have been eliminated in consolidation.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


NOTE 10:  COMMITMENTS AND CONTINGENCIES

      At June 30, 2001, the Company had commitments of $6,464 to fund construction loans (including loans accounted for as investments in real estate) secured by multi-family and commercial properties. In addition, the Company, through the Bank, had commitments under outstanding letters of credit in the amount of $6,410. The Company, through its investment in subordinated securities and subprime residuals, which had a fair value of $88,050 at June 30, 2001, supports senior classes of securities. At June 30, 2001, the Company had $7,035 outstanding in guarantees to third parties related to debt obligations and lease commitments of its subsidiaries.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


General

         The Company's primary businesses are the servicing and special servicing of nonconforming, subperforming and nonperforming residential and commercial mortgage loans. Ocwen also specializes in the development of related loan servicing technology and software for the mortgage and real estate industries.

      The Company is a registered savings and loan holding company subject to regulation by the OTS. The Bank is subject to regulation by the OTS, its chartering authority, and by the Federal Deposit Insurance Corporation (the "FDIC") as a result of its membership in the Savings Association Insurance Fund, which is administered by the FDIC and which insures the Bank's deposits up to the maximum extent permitted by law. The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System and is currently a member of the Federal Home Loan Bank ("FHLB") of New York, one the 12 regional banks that comprise the FHLB System.

      The following discussion of the Company's consolidated financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 herein (which is incorporated herein by reference).

Selected Consolidated Financial Information                                    June 30,        December 31,       Increase
                                                                                 2001              2000          (Decrease)
                                                                            --------------    --------------     ----------
Balance Sheet Data
Total assets...........................................................     $    1,997,225    $    2,249,420         (11)%
Trading securities, at fair value:
     Collateralized mortgage obligations (AAA-rated)...................             62,080           277,595         (78)
     Subordinates, residuals and other securities......................             88,050           112,647         (22)
Real estate held for sale..............................................             20,165            22,670         (11)
Low-income housing tax credits held for sale...........................             31,789            87,083         (63)
Investments in real estate.............................................            115,661           122,761          (6)
Investment in low-income housing tax credit interests..................             85,893            55,729          54
Loan portfolio, net....................................................             77,105            93,414         (17)
Discount loan portfolio, net...........................................            306,942           536,028         (43)
Match funded loans and securities, net.................................             91,462           116,987         (22)
Real estate owned, net.................................................            129,042           146,419         (12)
Deferred tax asset, net................................................             77,991            95,991         (19)
Advances on loans and loans serviced for others........................            349,912           227,055          54
Mortgage servicing rights..............................................             82,928            51,426          61
Total liabilities......................................................          1,477,371         1,666,464         (11)
Deposits...............................................................          1,044,363         1,258,360         (17)
Bonds-match funded agreements..........................................             80,821           107,050         (25)
Obligations outstanding under lines of credit..........................            104,545            32,933         217
Notes, debentures and other interest bearing obligations...............            169,130           173,330          (2)
Capital Securities.....................................................             61,159            79,530         (23)
Stockholders' equity...................................................            458,695           503,426          (9)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------

                                                                                  At or for the Three Months Ended June 30,
                                                                                ---------------------------------------------
                                                                                                                  Favorable
                                                                                     2001            2000       (Unfavorable)
                                                                                -------------   -------------   -------------
Operations Data
Net interest income.........................................................      $      490      $    4,794         (90)%
Provision for loan losses...................................................          10,297           3,135        (228)%
Non-interest income.........................................................          43,362          37,234          16%
Non-interest expense........................................................          42,856          41,844          (2)%
Distributions on Capital Securities.........................................           1,697           2,918          42%
Equity in income (losses) of investment in unconsolidated entities..........             139          (1,812)        108%
Income tax (expense) benefit................................................         (10,825)          2,380        (555)%
Extraordinary gain on repurchase of debt, net of taxes......................             243           3,902         (94)%
Net loss....................................................................         (21,441)         (1,399)     (1,433)%

Per Common Share
Net loss:
   Basic....................................................................      $    (0.32)    $     (0.02)     (1,500)%
   Diluted..................................................................           (0.32)          (0.02)     (1,500)%
Stock price:
   High.....................................................................      $    10.44     $      8.63          21%
   Low .....................................................................            8.54            5.44          57%
   Close....................................................................           10.25            5.56          84%

Key Ratios
Annualized return on average assets.........................................           (4.16)%         (0.17)%    (2,347)%
Annualized return on average equity.........................................          (18.19)          (1.14)     (1,496)%
Efficiency ratio (1)........................................................           97.42          104.05           6%
Core (leverage) capital ratio...............................................           12.87            9.24          39%
Risk-based capital ratio....................................................           20.15           17.14          18%

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------

                                                                                   At or for the Six Months Ended June 30,
                                                                                ---------------------------------------------
                                                                                                                  Favorable
                                                                                     2001            2000       (Unfavorable)
                                                                                -------------   -------------   -------------
Operations Data
Net interest (expense) income...............................................      $   (1,573)     $    9,488        (117)%
Provision for loan losses...................................................          18,417           5,743        (221)%
Non-interest income.........................................................          86,492          68,178          27%
Non-interest expense........................................................          93,712          79,918         (17)%
Distributions on Capital Securities.........................................           3,750           6,112         (38)%
Equity in income (losses) of investment in unconsolidated entities..........             184          (4,072)        105%
Income tax (expense) benefit................................................         (16,587)          5,635        (394)%
Extraordinary gain on repurchase of debt, net of taxes......................           2,406           6,047         (60)%
Net loss....................................................................         (44,957)         (6,497)       (592)%

Per Common Share
Net (loss) income:
   Basic....................................................................      $    (0.67)     $    (0.10)       (570)%
   Diluted..................................................................           (0.67)          (0.10)       (570)%
Stock price:
   High.....................................................................      $    10.44      $     8.63          21%
   Low .....................................................................            5.44            5.31           2%
   Close....................................................................           10.25            5.56          84%

Key Ratios
Annualized return on average asset..........................................           (4.25)%         (0.39)%      (990)%
Annualized return on average equity.........................................          (18.54)          (2.62)       (608)%
Efficiency ratio (1)........................................................          106.19          108.59           2%
Core (leverage) capital ratio...............................................           12.87            9.24          39%
Risk-based capital ratio....................................................           20.15           17.14          18%

(1) The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses, non-interest income and equity in income (losses) of investment in unconsolidated entities.

Results of Operations: Three and Six Months Ended June 30, 2001 versus Three and Six Months Ended June 30, 2000

      General. The Company recorded a net loss of $(21,441) or $(0.32) per share, for the second quarter of 2001, as compared to a net loss of $(1,399), or $(0.02) per share, for the second quarter of 2000. There were a number of key factors and transactions that contributed to the results for the second quarter of 2001 as compared to the second quarter of 2000, including: a decline in net interest income from $4,794 in the second quarter of 2000 to $490 in the second quarter of 2001 primarily because of decreases in interest earning assets and related decreases in deposits and borrowings as the Company continues its transition from capital-intensive lines of business to fee-based lines of business; an increase in the provision for loan losses from $3,135 in the second quarter of 2000 to $10,297 in the second quarter of 2001 primarily related to a strengthening of reserves on single family discount loans in response to changes in credit quality; a decline in gains on sales of investments in real estate of $5,213 and in operating gains on investments in real estate of $7,577 as a result of the sale of properties during 2000; impairment charges of $2,490 on low-income housing tax credit interests held for investment recorded during the second quarter of 2001; an $8,000 provision recorded in the second quarter of 2001 to increase the valuation allowance on the deferred tax asset; and a $3,659 decline in extraordinary gains on repurchases of debt.

      Segment Profitability. The following is a discussion of the contribution by business segment to the Company's net loss for the three and six months ended June 30, 2001 and 2000:

o Single Family Residential Discount Loans. The segment had a net loss for the three months ended June 30, 2001 of $(2,816) as compared to income of $4,369 for the three months ended June 30, 2000. Results included gains of $1,114 and $4,470 from the sale of loans during the three months ended June 30, 2001 and 2000, respectively. Losses from the sale and operation of real estate owned amounted to $1,943 and $1,020 for the three months ended June 30, 2001 and 2000, respectively. The results for the three

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


   months ended June 30, 2001 also reflect an increase of $8,177 in the provision for loan losses, as compared to the same period in the prior year.

   The segment had a net loss for the six months ended June 30, 2001 of $(3,905) as compared to income of $7,455 for the three months ended June 30, 2000. Results for the six months ended June 30, 2001 and 2000 included gains of $1,114 and $12,269, respectively, from the sale of loans. Impairment charges on residential subordinate securities amounted to $667 for the six months ended June 30, 2000 as compared to net trading gains on residential subordinate securities of $1,856 for the same period of 2001. Losses from the sale and operation of real estate owned amounted to $5,503 and $7,536 for the six months ended June 30, 2001 and 2000, respectively. The results for the six months ended June 30, 2001 also reflect an increase of $9,401 in the provision for loan losses, as compared to the same period in the prior year.

o Commercial Loans. Segment net income declined from $746 for the three months ended June 30, 2000 to a loss of $(2,297) for the three months ended June 30, 2001. The results for the three months ended June 30, 2001 reflect an increase of $1,461 in gains from the sale and operation of real estate owned as compared to the same period of 2000. Gain on loan sales was $675 for the three months ended June 30, 2000, while for the three months ended June 30, 2001 losses of ($733) were recorded. Equity in earnings related to loans accounted for as investments in real estate was $2,783 during the three months ended June 30, 2000 as compared to equity in losses of $(838) during the three months ended June 30, 2001. Gains on sales of such loans amounted to $1,316 for the first quarter of 2000 as compared to $0 for the first quarter of 2001.

   Segment net income declined from $1,440 for the six months ended June 30, 2000 to a loss of $(7,328) for the six months ended June 30, 2001. The results for the six months ended June 30, 2001 reflect an increase of $4,073 in gains from the sale and operation of real estate owned as compared to the same period of 2000. Gain on loan sales was $576 for the six months ended June 30, 2000, while for the six months ended June 30, 2001 a loss of ($2,631) was recorded. Equity in earnings related to loans accounted for as investments in real estate decreased from $4,544 to $468 for the six months ended June 30, 2000 and 2001, respectively. Gains on sales of loans accounted for as investments in real estate for the six months ended June 30, 2001 and 2000 amounted to $0 and $1,316, respectively. The results for the six months ended June 30, 2001 also reflect increases in the provision for loan losses of $4,106 primarily related to discount loans.

o Domestic Residential Mortgage Loan Servicing. Segment net income was $5,275 and $2,701 for the three months ended June 30, 2001 and 2000, respectively. Domestic residential servicing and other fees amounted to $30,485 for the three months ended June 30, 2001 as compared to $20,166 for the three months ended June 30, 2000. Similarly, segment net income was $10,553 and $6,432 for the six months ended June 30, 2001 and 2000, respectively. Domestic residential servicing and other fees amounted to $57,439 for the six months ended June 30, 2001 as compared to $39,154 for the six months ended June 30, 2000. The increase in servicing fees in both the three and six month periods ended June 30, 2001 reflects an increase in the average balance of loans serviced for others. See "Results of Operations--Non-interest Income."

o Investment in Low-Income Housing Tax Credits. Segment net income declined from $5 for the three months ended June 30, 2000 to a loss of $(3,624) for the three months ended June 30, 2001. Contributing to the loss in 2001 were impairment charges of $2,490 provided on projects held for investment. Similarly, segment net income declined from $1,222 for the six months ended June 30, 2000 to a loss of $(8,234) for the six months ended June 30, 2000. Contributing to the loss in 2001 were impairment charges of $6,992 provided on projects held for investment. See "Changes in Financial Condition - Investment in Low-Income Housing Tax Credit Interests."

o UK Operations. Losses for 2000 relate to the Company's equity investment in Kensington, which was sold November 22, 2000. See "Results of Operations - Equity in Losses of Investments in Unconsolidated Entities."

o OTX. Segment losses were $(4,831) and $(5,271) for the three months ended June 30, 2001 and 2000, respectively. Segment losses were $(13,366) and $(9,746) for the six months ended June 30, 2001 and 2000, respectively. The net losses incurred by OTX reflect the Company's ongoing commitment to the development of its technology business. In addition, during the first quarter of 2001, the Company recorded $4,685 for nonrecurring expenses, including $3,185 for a payment due in connection with the 1997 acquisition of Amos, Inc.

o Commercial Real Estate. Segment net income was $299 and $2,005 for the three months ended June 30, 2001 and 2000, respectively. Results for the three months ended June 30, 2001 included $2,795 of net operating gains on investments in real estate, which compared to $5,280 for the three months ended June 30, 2000. Results for the first quarter of 2001 included a charge of

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


   $1,471 to write-down the carrying value of a real estate property held for sale. Results for the three months ended June 30, 2000 included a gain of $3,897 from the sale of a property held for sale. There were no such gains recorded in the three months ended June 30, 2001. In addition, interest on lines of credit declined by $2,467 during the three months ended June 30, 2001 as compared to the same period in 2000. See "Results of Operations - Non-Interest Income."

   Segment net income was $399 and $2,698 for the six months ended June 30, 2001 and 2000, respectively. Results for the six months ended June 30, 2001 included $4,043 of net operating gains on investments in real estate, which compared to $9,072 for the six months ended June 30, 2000. Results for the six months ended June 30, 2001 included the charge of $1,471 to write-down a real estate property held for sale. Results for the six months ended June 30, 2000 included a $2,768 gain on the sale of a subordinate security and a $3,897 gain from the sale of a property held for sale. There were no such gains recorded during the six months ended June 30, 2001. In addition, interest on lines of credit and declined by $4,578 during the six months ended June 30, 2001 as compared to the same period in 2000. See "Results of Operations - Non-Interest Income."

o Subprime Single Family Residential Lending. Segment results improved from a loss of $(3,347) for the three months ended June 30, 2000 to $2,376 of income for the three months ended June 30, 2001. Results for the three months ended June 30, 2000 included $4,696 of impairment charges on subprime residual securities, whereas the results for the three months ended June 30, 2001 include $3,979 of net trading gains on subprime residual securities.

   Segment results improved from a loss of $(7,908) for the six months ended June 30, 2000 to $3,442 of income for the six months ended June 30, 2001. Results for the six months ended June 30, 2000 included $10,930 of impairment charges on subprime residual securities, whereas results for the six months ended June 30, 2001 include $6,520 of net trading gains on subprime residual securities. In 1999, the Company closed its domestic subprime origination business, which had been conducted primarily through OFS.

o Unsecured Collections. Segment losses were $(1,328) and $(2,191) for the three months ended June 30, 2001 and 2000, respectively. Unsecured collections is primarily comprised of activities related to the Company's charged-off unsecured credit card receivables which were acquired at a discount. Collections of unsecured credit card receivables are accounted for under the cost recovery method. Results for the three months ended June 30, 2001 included provisions for loan losses of $781 as compared to $1,280 for the three months ended June 30, 2000.

   Segment losses were $(2,692) and $(4,364) for the six months ended June 30, 2001 and 2000, respectively. Results for the six months ended June 30, 2001 included provisions for loan losses of $1,522 as compared to $2,767 for the six months ended June 30, 2000.

o Ocwen Realty Advisors. Segment income was $128 and $148 for the three months ended June 30, 2001 and 2000, respectively, and $215 and $290 for the six months ended June 30, 2001 and 2000, respectively. Ocwen Realty Advisors ("ORA") provides property valuation services and real estate research for residential and commercial properties.

o Corporate Items and Other. Segment results were a loss of $(14,623) and income of $826 for the three months ended June 30, 2001 and 2000, respectively. This segment consists of extraordinary gains on repurchases of debt, amortization of the excess of net assets acquired over purchase price, business activities that are individually insignificant, amounts not allocated to the operating segments, distributions on the Capital Securities, transfer pricing mismatches, other general corporate expenses and the results of the collateralized mortgage obligation ("CMO") securities portfolio. Net loss for the three months ended June 30, 2000 includes $3,902 of extraordinary gains, net of taxes, on repurchases of debt as compared to $243 of such gains, net of taxes, during the same period of 2001. Results for the second quarter of 2001 also include a provision of $8,000 for an additional valuation allowance on the deferred tax asset.

   For the six months ended June 30, 2001 and 2000, segment losses were $(24,041) and $(1,084), respectively. Net loss for the six months ended June 30, 2000 includes $6,047 of extraordinary gains, net of taxes, on repurchases of debt as compared to $2,406 of such gains, net of taxes, during the same period of 2001. Results for 2001 also include a provision of $18,000 for an additional valuation allowance on the deferred tax asset.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


      Net Interest Income (Expense): Net interest income (expense) is the difference between interest income earned from interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income (expense) is determined by net interest spread (i.e., the difference between the yield earned on interest-earning assets and the rates incurred on interest-bearing liabilities), the relative amount of interest-earning assets and interest-bearing liabilities and the degree of mismatch in the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


      The following tables set forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resultant average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. Information is based on average daily balances during the indicated periods:

                                                                            Three Months Ended June 30,
                                                    ---------------------------------------------------------------------------
                                                                      2001                                 2000
                                                    -------------------------------------  ------------------------------------
                                                                    Interest    Average                  Interest     Average
                                                       Average       Income/     Yield/      Average      Income/      Yield/
                                                       Balance       Expense      Rate       Balance      Expense       Rate
                                                    -------------  -----------  ---------  -----------  -----------  ----------
Average Assets:
Federal funds sold and repurchase agreements........  $  226,748     $  2,454      4.33%    $   52,442    $    864       6.59%
Trading securities (1)..............................     177,869        4,173      9.38             --          --         --
Securities available for sale (1)...................          --           --       --         863,513      16,808       7.79
Loans available for sale (2)........................      10,227          143      5.59         38,279         917       9.58
Investment securities and other.....................      13,895          251      7.23         21,044         502       9.54
Loan portfolio (2)..................................      76,803        1,619      8.43        157,667       5,337      13.54
Match funded loans and securities (2)...............     109,601        2,737      9.99        146,748       2,952       8.05
Discount loan portfolio (2).........................     401,313       13,841     13.80        837,944      23,075      11.02
                                                      ----------     --------               ----------    --------
   Total interest earning assets....................   1,016,456       25,218      9.92      2,117,637      50,455       9.53
                                                                     --------                             --------
Non-interest earning cash...........................      65,157                                53,031
Allowance for loan losses...........................     (18,412)                              (27,360)
Investment in low-income housing tax credit
 interests..........................................      65,611                               141,691
Investment in unconsolidated entities...............         384                                32,629
Real estate owned, net..............................     134,245                               183,550
Low-income housing tax credit interests held for
 sale...............................................      63,719                                    --
Investment in real estate...........................     115,937                               206,151
Real estate held for sale...........................      21,135                               194,596
Escrow advances on loans and loans serviced for
 others.............................................     324,379                               180,459
Mortgage servicing rights, net......................      75,548                                14,900
Other assets........................................     195,752                               276,513
                                                      ----------                            ----------
   Total assets.....................................  $2,059,911                            $3,373,797
                                                      ==========                            ==========

Average Liabilities and Stockholders' Equity:
Interest-bearing demand deposits....................  $   11,283     $    103      3.65%    $   12,668    $     76       2.40%
Savings deposits....................................       1,416            8      2.26          1,704          10       2.35
Certificates of deposit.............................   1,005,446       16,197      6.44      1,564,871      24,707       6.32
                                                      ----------     --------                ---------    --------
   Total interest-bearing deposits..................   1,018,145       16,308      6.41      1,579,243      24,793       6.28
Securities sold under agreements to repurchase......          --           --        --        336,634       5,284       6.28
Bonds-match funded agreements.......................      91,000        1,742      7.66        126,700       2,790       8.81
Obligations outstanding under lines of credit.......      85,330        1,736      8.14        182,644       3,942       8.63
Notes, debentures and other.........................     169,130        4,942     11.69        298,845       8,852      11.85
                                                      ----------     --------               ----------    --------
   Total interest-bearing liabilities...............   1,363,605       24,728      7.25      2,524,066      45,661       7.24
                                                                     --------                             --------
Non-interest bearing deposits.......................      10,826                                 6,017
Escrow deposits.....................................      66,786                               126,000
Excess of net assets acquired over purchase price...      31,001                                52,649
Other liabilities...................................      53,725                                67,351
                                                      ----------                            ----------
   Total liabilities................................   1,525,943                             2,776,083
Capital Securities..................................      62,408                               108,565
Stockholders' equity................................     471,560                               489,149
                                                      ----------                            ----------
   Total liabilities and stockholders' equity.......  $2,059,911                            $3,373,797
                                                      ==========                            ==========
Net interest income.................................                 $    490                             $  4,794
                                                                     ========                             ========
Net interest spread.................................                               2.67%                                 2.29%
Net interest margin.................................                               0.19%                                 0.91%
Ratio of interest-earning assets to
 interest-bearing liabilities.......................      75%                                   84%

(1)   Excludes effect of unrealized gains or losses on securities.

(2) The average balances include non-performing loans, interest on which is recognized on a cash basis.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------

                                                                             Six Months Ended June 30,
                                                    ---------------------------------------------------------------------------
                                                                       2001                                2000
                                                    -------------------------------------  ------------------------------------
                                                                     Interest   Average                  Interest     Average
                                                       Average       Income/     Yield/      Average      Income/      Yield/
                                                       Balance       Expense      Rate       Balance      Expense       Rate
                                                    -------------  -----------  ---------  -----------  -----------  ----------
Average Assets:
Federal funds sold and repurchase agreements........  $  178,227     $  4,098      4.60%    $   87,198    $  2,573       5.90%
Trading securities (1)..............................     243,334        9,873      8.11             --          --         --
Securities available for sale (1)...................          --           --       --         759,398      29,677       7.82
Loans available for sale (2)........................      10,838          364      6.72         41,386       1,724       8.33
Investment securities and other.....................      14,195          597      8.41         24,990         829       6.63
Loan portfolio (2)..................................      86,450        3,502      8.10        162,012       9,305      11.49
Match funded loans and securities (2)...............     116,686        5,220      8.95        151,908       6,263       8.25
Discount loan portfolio (2).........................     467,191       26,381     11.29        912,686      48,174      10.56
                                                      ----------     --------               ----------    --------
   Total interest earning assets....................   1,116,921       50,035      8.96      2,139,578      98,545       9.21
                                                                     --------                             --------
Non-interest earning cash...........................      55,988                                54,134
Allowance for loan losses...........................     (20,120)                              (27,389)
Investment in low-income housing tax credit
 interests..........................................      56,244                               148,701
Investment in unconsolidated entities...............         403                                33,860
Real estate owned, net..............................     134,372                               182,715
Low-income housing tax credit interests held for
 sale...............................................      79,290                                    --
Investment in real estate...........................     118,861                               256,517
Real estate held for sale...........................      21,437                                98,313
Escrow advances on loans and loans serviced for
 others.............................................     284,836                               180,545
Mortgage servicing rights, net......................      63,240                                13,353
Other assets........................................     205,981                               270,657
                                                      ----------                            ----------
   Total assets.....................................  $2,117,453                            $3,350,984
                                                      ==========                            ==========

Average Liabilities and Stockholders' Equity:
Interest-bearing demand deposits....................  $   12,882     $    240      3.73%    $   12,722    $    253       3.98%
Savings deposits....................................       1,365           16      2.34          1,577          20       2.54
Certificates of deposit.............................   1,057,012       34,123      6.46      1,566,673      49,205       6.28
                                                      ----------     --------               ----------    --------
   Total interest-bearing deposits..................   1,071,259       34,379      6.42      1,580,972      49,478       6.26
Securities sold under agreements to repurchase......          --           --        --        251,597       7,924       6.30
Bonds-match funded agreements.......................      97,936        4,708      9.61        132,439       6,146       9.28
Obligations outstanding under lines of credit.......      59,108        2,456      8.31        180,937       7,413       8.19
Notes, debentures and other.........................     171,288       10,065     11.75        298,719      18,096      12.12
                                                      ----------     --------               ----------    --------
   Total interest-bearing liabilities...............   1,399,591       51,608      7.37      2,444,664      89,057       7.29
                                                                     --------                             --------
Non-interest bearing deposits.......................      11,669                                 7,462
Escrow deposits.....................................      59,399                               166,469
Excess of net assets acquired over purchase price...      33,052                                54,306
Other liabilities...................................      59,955                                73,130
                                                      ----------                            ----------
   Total liabilities................................   1,563,666                             2,746,031
Capital Securities..................................      68,793                               109,283
Stockholders' equity................................     484,994                               495,670
                                                       ---------                            ----------
   Total liabilities and stockholders' equity.......  $2,117,453                            $3,350,984
                                                      ==========                            ==========
Net interest (expense) income.......................                 $ (1,573)                            $  9,488
                                                                     ========                             ========
Net interest spread.................................                               1.59%                                 1.92%
Net interest margin.................................                              (0.28)%                                0.89%
Ratio of interest-earning assets to
 interest-bearing liabilities.......................      80%                                   88%

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


Changes attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                                                  Three Months                          Six Months
                                                         ----------------------------------   --------------------------------
                                                                  2001 vs. 2000                       2001 vs. 2000
                                                         ----------------------------------   --------------------------------
                                                           Increase (Decrease) Due to           Increase (Decrease) Due To
                                                         ----------------------------------   --------------------------------
For the periods ended June 30,                             Rate      Volume         Total       Rate      Volume       Total
-----------------------------------------------------    --------   ---------     ---------   --------   ---------   ---------
Interest-Earning Assets:
Federal funds sold and repurchase agreements.........    $   (388)  $   1,978     $  1,590    $   (672)  $   2,197   $   1,525
Securities available for sale........................          --     (16,808)     (16,808)         --     (29,677)    (29,677)
Trading securities...................................       2,083       2,090        4,173       1,053       8,820       9,873
Loans available for sale.............................        (281)       (493)        (774)       (283)     (1,077)     (1,360)
Investment securities and other......................        (105)       (146)        (251)        185        (417)       (232)
Loan portfolio.......................................      (1,576)     (2,142)      (3,718)     (2,247)     (3,556)     (5,803)
Match funded loans and securities....................         625        (840)        (215)        500      (1,543)     (1,043)
Discount loan portfolio..............................       4,835     (14,069)      (9,234)      3,158     (24,951)    (21,793)
                                                         --------   ---------     ---------   --------   ---------   ---------
   Total interest-earning assets.....................       5,193     (30,430)     (25,237)      1,694     (50,204)    (48,510)
                                                         --------   ---------     --------    --------   ---------   ---------
Interest-Bearing Liabilities:
Interest-bearing demand deposits.....................          36          (9)          27         (16)          3         (13)
Savings deposits.....................................          --          (2)          (2)         (2)         (2)         (4)
Certificates of deposit..............................         492      (9,002)      (8,510)      1,336     (16,418)    (15,082)
                                                         --------   ---------     --------    --------   ---------   ---------
   Total interest-bearing deposits...................         528      (9,013)      (8,485)      1,318     (16,417)    (15,099)
Securities sold under agreements to repurchase.......          --      (5,284)      (5,284)         --      (7,924)     (7,924)
Bonds-match funded agreements........................        (332)       (716)      (1,048)        214      (1,652)     (1,438)
Obligations outstanding under lines of credit........        (214)     (1,992)      (2,206)        104      (5,061)     (4,957)
Notes, debentures and other interest-bearing
 obligations.........................................        (118)     (3,792)      (3,910)       (528)     (7,503)     (8,031)
                                                         --------   ---------     --------    --------   ---------   ---------
     Total interest-bearing liabilities..............        (136)    (20,797)     (20,933)      1,108     (38,557)    (37,449)
                                                         --------   ---------     --------    --------   ---------   ---------
                                                         $  5,329   $  (9,633)    $ (4,304)   $    586   $ (11,647)  $ (11,061)
                                                         ========   =========     ========    ========   =========   ==========

      The Company's net interest income before provision for loan losses amounted to $490 for the three months ended June 30, 2001 as compared to net interest income of $4,794 for the three months ended June 30, 2000, a decline of $4,304 or 90%. The decrease was due to a decrease in average interest-earning assets, offset by an increase in the net interest spread and a decrease in average interest-bearing liabilities. Average interest-earning assets decreased by $1,101,181 or 52% during the three months ended June 30, 2001 and reduced interest income by $30,430. Average interest-bearing liabilities decreased by $1,160,461 or 46% during the three months ended June 30, 2001 and decreased interest expense by $20,797. The impact of these volume changes resulted in an $9,633 decrease in net interest income. The net interest spread increased 38 basis points as a result of a 39 basis-point increase in the weighted average rate on interest-earning assets, offset by 1 basis-point increase in the weighted average rate on interest-bearing liabilities. The impact of these rate changes resulted in a $5,329 increase in net interest income.

      The Company's net interest expense before provision for loan losses amounted to $1,573 for the six months ended June 30, 2001 as compared to net interest income of $9,488 for the six months ended June 30, 2000, a decline of $11,061 or 117%. The decrease was due to a decrease in average interest-earning assets and a decrease in the net interest spread, offset by a decrease in average interest-bearing liabilities. Average interest-earning assets decreased by $1,022,657 or 48% during the six months ended June 30, 2001 and reduced interest income by $50,204. Average interest-bearing liabilities decreased by $1,041,036 or 43% during the six months ended June 30, 2001 and decreased interest expense by $38,557. The impact of these volume changes resulted in a $11,647 decrease in net interest income. The net interest spread decreased 33 basis points as a result of a 25 basis-point decrease in the weighted average rate on interest-earning assets and a 8 basis-point increase in the weighted average rate on interest-bearing liabilities. The impact of these rate changes resulted in a $586 increase in net interest income.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------

                                                  Average Balance           Increase       Average Yield          Increase
                                            --------------------------     (Decrease)     ------------------     (Decrease)
For the three months ended June 30,            2001            2000             $          2001       2000      Basis Points
---------------------------------------     -----------    -----------     -----------    -------    -------    ------------
Federal funds sold and repurchase
  agreements...........................     $   226,748    $    52,442     $   174,306      4.33%      6.59%       (226)
Trading securities.....................         177,869             --         177,869      9.38         --         938
Securities available for sale..........              --        863,513        (863,513)       --       7.79        (779)
Loans available for sale...............          10,227         38,279         (28,052)     5.59       9.58        (399)
Investment securities and other........          13,895         21,044          (7,149)     7.23       9.54        (231)
Loan portfolio.........................          76,803        157,667         (80,864)     8.43      13.54        (511)
Match funded loans and securities......         109,601        146,748         (37,147)     9.99       8.05         194
Discount loan portfolio................         401,313        837,944        (436,631)    13.80      11.02         278
                                            -----------    -----------     -----------
                                            $ 1,016,456    $ 2,117,637     $(1,101,181)     9.92       9.53          39
                                            ===========    ===========     ===========

                                                                            Increase                              Increase
                                                  Average Balance          (Decrease)       Average Yield        (Decrease)
For the six months ended June 30,              2001            2000             $          2001       2000      Basis Points
---------------------------------------     -----------    -----------     -----------    -------    -------    ------------
Federal funds sold and repurchase
  agreements...........................     $   178,227    $    87,198     $    91,029      4.60%      5.90%       (130)
Trading securities.....................         243,334             --         243,334      8.11         --         811
Securities available for sale..........              --        759,398        (759,398)       --       7.82        (782)
Loans available for sale...............          10,838         41,386         (30,548)     6.72       8.33        (161)
Investment securities and other........          14,195         24,990         (10,795)     8.41       6.63         178
Loan portfolio.........................          86,450        162,012         (75,562)     8.10      11.49        (339)
Match funded loans and securities......         116,686        151,908         (35,222)     8.95       8.25          70
Discount loan portfolio................         467,191        912,686        (445,495)    11.29      10.56          73
                                            -----------    -----------     -----------
                                            $ 1,116,921    $ 2,139,578     $(1,022,657)     8.96       9.21         (25)
                                            ===========    ===========     ===========

      Interest income on trading securities amounted to $4,173 during the second quarter of 2001 as compared to $0 during the second quarter of 2000. This increase resulted from the Company's change in its policy for securities available for sale on September 30, 2000 to account for them as trading. The table below indicates the composition of the portfolio of trading securities during the three and six months ended June 30, 2001:

                                                         Average Balance
                                       --------------------------------------------------                Annualized
For the periods ended June 30, 2001         Three Months                  Six Months                   Average Yield
-----------------------------------    ----------------------      ----------------------       ----------------------------
                                        Amount       Percent        Amount        Percent       Three Months     Six Months
                                       ---------     --------      ---------     --------       ------------    ------------
CMOs (AAA-rated)...................    $  72,801           41%     $ 136,716           56%           5.48%           6.55%
Subordinates and residuals.........      105,068           59        106,618           44           12.09%          10.12%
                                       ---------     --------      ---------     --------
                                       $ 177,869          100%     $ 243,334          100%           9.38%           8.11%
                                       =========     ========      =========     ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


      Interest income on securities available for sale amounted to $0 and $16,808 during the second quarter of 2001 and 2000, respectively. As noted above, on September 30, 2000 the Company changed its policy for securities available for sale and transferred those securities to the trading category. The following table indicates the composition of the portfolio of securities available for sale during the three and six months ended June 30, 2000:

                                                         Average Balance
                                      ---------------------------------------------------                Annualized
                                            Three Months                  Six Months                   Average Yield
                                      -----------------------     -----------------------       ----------------------------
                                        Amount       Percent        Amount        Percent       Three Months     Six Months
                                      ----------     --------     ----------     --------       ------------    ------------
CMOs (AAA-rated)...................   $  726,224           84%    $  607,863           80%           6.40%           6.34%
Subordinates and residuals.........      137,289           16        151,535           20%          15.10%          13.73%
                                      ----------     --------     ----------     --------
                                      $  863,513          100%    $  759,398          100%           7.79%           7.82%
                                      ==========     ========     ==========     ========

      The decline in the average balance of CMOs during 2000 and 2001 reflects a planned reduction in the use of these securities to meet the Qualified Thrift Lender requirements.

      Interest income on the loan portfolio decreased by $3,718 or 70% during the three months ended June 30, 2001 versus the same period in 2000 due to a $80,864 or 51% decrease in the average balance and a 511 basis-point decrease in the average yield. Interest income on the loan portfolio decreased by $5,803 or 62% during the six months ended June 30, 2001 versus the same period in 2000 due to a $75,562 or 47% decrease in the average balance and a 339 basis-point decrease in the average yield. During 1999, the Company ceased origination of multifamily and commercial loans. See "Changes in Financial Condition - Loan Portfolio."

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

      Interest income on discount loans decreased by $9,234 or 40% during the three months ended June 30, 2001 as compared to the same period in 2000 as a result of a $436,631 or 52% decline in the average balance offset by a 278 basis-point increase in the average yield. Interest income on discount loans decreased by $21,793 or 45% during the six months ended June 30, 2001 as compared to the same period in 2000 as a result of a $445,495 or 49% decline in the average balance partially offset by a 73 basis-point increase in the average yield. See "Changes in Financial Condition - Discount Loans, Net." The yield on the discount loan portfolio is likely to fluctuate from period to period as a result of the timing of resolutions, particularly the resolution of large multi-family residential and commercial real estate loans, and the mix of the overall portfolio between performing and non-performing loans.

                                                             Average Balance        Increase        Average Rate      Increase
                                                        -------------------------  (Decrease)     ---------------    (Decrease)
For the three months ended June 30,                         2001         2000           $          2001     2000    Basis Points
----------------------------------------------------    -----------   -----------  -----------    ------   ------   ------------
Interest-bearing deposits...........................     $1,018,145    $1,579,243  $  (561,098)    6.41%    6.28%         13
Securities sold under agreements to repurchase......             --       336,634     (336,634)      --%    6.28%       (628)
Bonds-match funded agreements.......................         91,000       126,700      (35,700)    7.66%    8.81%       (115)
Obligations outstanding under lines of credit ......         85,330       182,644      (97,314)    8.14%    8.63%        (49)
Notes, debentures and other.........................        169,130       298,845     (129,715)   11.69%   11.85%        (16)
                                                         ----------    ----------  -----------
                                                         $1,363,605    $2,524,066  $(1,160,461)    7.25%    7.24%          1
                                                         ==========    ==========  ===========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------

                                                             Average Balance        Increase        Average Rate      Increase
                                                        -------------------------  (Decrease)     ---------------    (Decrease)
For the six months ended June 30,                           2001         2000           $          2001     2000    Basis Points
----------------------------------------------------    -----------   -----------  -----------    ------   ------   ------------
Interest-bearing deposits...........................     $1,071,259    $1,580,972  $  (509,713)    6.42%    6.26%         16
Securities sold under agreements to repurchase......             --       251,597     (251,597)      --%    6.30%       (630)
Bonds-match funded agreements.......................         97,936       132,439      (34,503)    9.61%    9.28%         33
Obligations outstanding under lines of credit ......         59,108       180,937     (121,829)    8.31%    8.19%         12
Notes, debentures and other.........................        171,288       298,719     (127,431)   11.75%   12.12%        (37)
                                                         ----------    ----------  -----------
                                                         $1,399,591    $2,444,664  $(1,045,073)    7.37%    7.29%          8
                                                         ==========    ==========  ===========

      Interest expense on interest-bearing deposits decreased $8,485 or 34% during the three months ended June 30, 2001 as compared to the same period in 2000 primarily due to a $561,098 or 36% decrease in the average balance. Interest expense on interest-bearing deposits decreased $15,099 or 31% during the six months ended June 30, 2001 as compared to the same period in 2000 primarily due to a $509,713 or 32% decrease in the average balance. The decline in the average balance was primarily related to certificates of deposit. The decline in average deposits is consistent with the decline in average assets as the Company moves from capital-intensive businesses to fee-based businesses. See "Changes in Financial Condition - Deposits."

      The Company held no securities sold under agreements to repurchase during the three months ended June 30, 2001. During the three months ended June 30, 2000, securities sold under agreements to repurchase were used primarily to fund the purchase of CMOs, the average balance of which declined significantly for the second quarter of 2001 as compared to the second quarter of 2000.

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

      Interest expense on obligations outstanding under lines of credit decreased $2,206 or 56% during the three months ended June 30, 2001 as compared to the same period in 2000 primarily due to a $97,314 or 53% decrease in the average balance. Interest expense on obligations outstanding under lines of credit decreased $4,957 or 67% during the six months ended June 30, 2001 as compared to the same period in 2000 primarily due to a $121,829 or 67% decrease in the average balance. Average balances outstanding under lines of credit decreased between the six months ended June 30, 2000 and the same period in 2001, primarily because of the sale during 2000 and 2001 of real estate properties and loans at OAC. During the six months ended June 30, 2001, lines of credit were used to fund the investment in real estate and construction loans at OAC and, beginning in the second quarter of 2001, to fund servicing advances that were purchased in connection with the acquisition of loans serviced for others under servicing agreements entered into by the Company. See "Changes in Financial Condition - Obligations Outstanding Under Lines of Credit."

      Interest expense on notes, debentures and other interest bearing obligations decreased $3,910 or 44% during the three months ended June 30, 2001 as compared to the same period in 2000 primarily due to a $129,715 or 43% decrease in the average balance. Interest expense on notes, debentures and other interest bearing obligations decreased $8,031 or 44% during the six months ended June 30, 2001 as compared to the same period in 2000 primarily due to a $127,413 or 43% decrease in the average balance. The decrease in the average balances is primarily due to the Company's repurchases of debt during 2001 and 2000. See "Changes in Financial Condition - Notes, Debentures and Other."

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


      The following table presents the provisions for loan losses by loan portfolio type for the periods indicated:

                                                                  Three Months                         Six Months
                                                           ---------------------------        ---------------------------
For the periods ended June 30,                                2001             2000              2001              2000
-------------------------------------------------------    ----------        ---------        ----------        ---------
Discount loan portfolio................................    $    9,417        $   4,489        $   16,148        $   7,220
Loan portfolio.........................................           875           (1,261)            2,086           (1,415)
Match funded loans.....................................             5              (93)              183              (62)
                                                           ----------        ---------        ----------        ---------
                                                           $   10,297        $   3,135        $   18,417        $   5,743
                                                           ==========        =========        ==========        =========

      The increased provisions for loan losses in 2001 reflect a strengthening of reserves on both the discount loan and loan portfolios in response to changes in loss experience and credit quality of the loans.

      The following table sets forth the allowance for loan losses as a percentage of the respective loan balances at the dates indicated:

                                                June 30, 2001             December 31, 2000              June 30, 2000
                                        --------------------------     ------------------------    -------------------------
                                                      Allowance as                 Allowance as                 Allowance as
                                        Allowance     a % of loans     Allowance   a % of loans    Allowance    a % of loans
                                        ----------    ------------     ---------   ------------    ----------   ------------
Discount loan portfolio................  $ 25,679          7.72%        $ 20,871       3.75%        $ 22,387        2.71%
Loan portfolio.........................     2,940          3.67%           2,408       2.51%           5,439        3.53%
Match funded loans.....................       232          0.35%             285       0.35%             433        0.47%
                                         --------                       --------                    --------
                                         $ 28,851          6.01%        $ 23,564       3.21%        $ 28,259        2.63%
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

      Non-Interest Income. The following table sets forth the principal components of the Company's non-interest income during the periods indicated:

                                                                          Three Months                    Six Months
                                                                   --------------------------     --------------------------
For the periods ended June 30,                                        2001            2000           2001           2000
----------------------------------------------------------------   -----------    -----------     -----------    -----------
Servicing and other fees........................................   $    33,740    $    22,559     $    64,857    $    46,725
Gain (loss) on interest-earning assets, net.....................           422          5,270          (1,409)        16,264
Gain on trading and match funded securities, net................         4,550             --           9,739             --
Impairment charges on securities available for sale.............            --         (4,764)             --        (11,597)
Loss on real estate owned, net..................................        (1,881)        (3,006)         (2,865)       (10,013)
(Loss) gain on other non-interest earning assets, net...........          (975)         5,044            (519)         5,182
Net operating gains on investments in real estate...............           486          8,063           3,040         13,616
Amortization of excess of net assets acquired over purchase              4,583          2,998           9,166          5,792
price...........................................................
Other income....................................................         2,437          1,070           4,483          2,209
                                                                   -----------    -----------     -----------    -----------
Total...........................................................   $    43,362    $    37,234     $    86,492    $    68,178
                                                                   ===========    ===========     ===========    ===========

      Servicing and other fees are primarily comprised of fees from investors for servicing mortgage loans. Servicing and other fees for the three months ended June 30, 2001 increased $11,181 largely due to the growth in loans serviced for others. The average unpaid principal balance of loans serviced for others amounted to $13,761,392 during the three months ended June 30, 2001 as compared to $10,799,002 for the three months ended June 30, 2000. In addition to servicing fees, the increase in servicing and other fees during the second quarter of 2001 included increases in interest earned on custodial accounts during the holding period between collection of borrower payments and remittance to investors, in late charges on residential loans and in other miscellaneous servicing related fees.

      Servicing and other fees for the six months ended June 30, 2001 increased $18,132 as compared to the same period in 2000. The average unpaid principal balance of loans serviced for others amounted to $12,654,883 during the six months ended June 30, 2001 as compared to $10,801,888 for the six months ended June 30, 2000. Interest earned on custodial accounts during the holding period

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


between collection of borrower payments and remittance to investors, late charges on residential loans and other miscellaneous servicing related fees also contributed to the increase in servicing and other fees during 2001.

      The following table sets forth the Company's loans serviced for others at the dates indicated:

                                       Discount Loans          Subprime Loans             Other Loans               Total
                                   ---------------------   ---------------------     ---------------------   ---------------------
                                                 No. of                  No. of                    No. of                  No. of
                                      Amount      Loans       Amount      Loans         Amount      Loans       Amount      Loans
                                   -----------   -------   -----------   -------     -----------   -------   -----------   -------
June 30, 2001 (1):
Loans securitized:
    Residential loans...........   $   778,732    13,085   $   582,203     6,206     $        --        --   $ 1,360,935    19,291
    Commercial loans............         4,299        27            --        --              --        --         4,299        27
                                   -----------   -------   -----------   -------     -----------   -------   -----------   -------
                                   $   783,031    13,112   $   582,203     6,206     $        --        --   $ 1,365,234    19,318
                                   ===========   =======   ===========   =======     ===========   =======   ===========   =======
    Residential loans...........   $   634,636    12,727   $13,381,528   212,107     $    33,523       373   $14,049,687   225,207
    Commercial loans............        71,680        67           906        10         825,813       182       898,399       259
                                   -----------   -------   -----------   -------     -----------   -------   -----------   -------
                                   $   706,316    12,794   $13,382,434   212,117     $   859,336       555   $14,948,086   225,466
                                   ===========   =======   ===========   =======     ===========   =======   ===========   =======
Total loans serviced for others:
    Residential loans...........   $ 1,413,368    25,812   $13,963,731   218,313     $    33,523       373   $15,410,622   244,498
    Commercial loans............        75,979        94           906        10         825,813       182       902,698       286
                                   -----------   -------   -----------   -------     -----------   -------   -----------   -------
                                   $ 1,489,347    25,906   $13,964,637   218,323     $   859,336       555   $16,313,320   244,784
                                   ===========   =======   ===========   =======     ===========   =======   ===========   =======

December 31, 2000 (2):
Loans securitized:
    Residential loans...........   $   858,549    14,232   $   719,231     7,456     $        --        --   $ 1,577,780    21,688
    Commercial loans............         6,884        38            --        --              --        --         6,884        38
                                   -----------   -------   -----------   -------     -----------   -------   -----------   -------
                                   $   865,433    14,270   $   719,231     7,456     $        --        --   $ 1,584,664    21,726
                                   ===========   =======   ===========   =======     ===========   =======   ===========   =======
Loans serviced for third parties:
    Residential loans...........   $   668,736    13,397   $ 8,210,658   128,964     $    37,510       402   $ 8,916,904   142,763
    Commercial loans............        77,551        81         1,422        16         779,983       167       858,956       264
                                   -----------   -------   -----------   -------     -----------   -------   -----------   -------
                                   $   746,287    13,478   $ 8,212,080   128,980     $   817,493       569   $ 9,775,860   143,027
                                   ===========   =======   ===========   =======     ===========   =======   ===========   =======
Total loans serviced for others:
    Residential loans...........   $ 1,527,285    27,629   $ 8,929,889   136,420     $    37,510       402   $10,494,684   164,451
    Commercial loans............        84,435       119         1,422        16         779,983       167       865,840       302
                                   -----------   -------   -----------   -------     -----------   -------   -----------   -------
                                   $ 1,611,720    27,748   $ 8,931,311   136,436     $   817,493       569   $11,360,524   164,753
                                   ===========   =======   ===========   =======     ===========   =======   ===========   =======

(1) Does not include approximately 48,700 loans with an aggregate unpaid principal balance of $4,471,300 that were acquired under servicing agreements during the first half of 2001, but had not been boarded in the Company's loan servicing system as of June 30, 2001.

(2) Does not include approximately 38,500 loans with an unpaid principal balance of approximately $1,027,600 that were acquired on December 31, 2000 but were not boarded in the Company's loan servicing system until 2001.

      For the three months ended June 30, 2001, net gain on interest-earning assets of $422 was primarily comprised of $380 of gains on the sale of loans. Net gain on interest-earning assets for the three months ended June 30, 2000 of $5,270 was primarily comprised of $5,060 of gains on the sale of loans, primarily single family residential discount loans. For the six months ended June 30, 2001, net loss on interest-earning assets of $(1,409) was primarily comprised of $(1,517) of losses on the sale of loans. Net gain on interest-earning assets for the six months ended June 30, 2000 of $16,264 was primarily comprised of $12,640 of gains on the sale of loans, primarily single family residential discount loans, and a gain of $2,768 on the sale of a commercial subordinate security.

      The gain or loss on trading and match funded securities, net, includes both unrealized gains and losses on securities and realized gains and losses resulting from sales thereof. For trading securities, changes in fair value are reported in income in the period of change. The net gain on trading and match funded securities of $4,550 for the three months ended June 30, 2001 is primarily comprised of a $4,544 gain from the sale of $17,343 of subprime residual securities. The net gain on trading and match funded

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


securities of $9,739 for the six months ended June 30, 2001 is primarily comprised of the $4,544 gain in the second quarter (see above) and an increase in net unrealized gains.

      Impairment charges on securities available for sale during the three and six months ended June 30, 2000 represent declines in fair value that were deemed to be other-than-temporary. See "Changes in Financial Condition - Securities Available for Sale."

      The following table sets forth the results of the Company's real estate owned (which does not include investments in real estate that are discussed below), during the periods indicated:

                                               Three Months           Six Months
                                            ------------------    ------------------
For the periods ended June 30,                2001       2000       2001       2000
------------------------------------------  --------   -------    -------    -------
Gains on sales............................  $ 3,147    $ 7,127    $ 9,523    $11,683
Provision for losses in fair value........   (3,522)    (7,752)    (9,703)   (16,964)
Carrying costs, net.......................   (1,506)    (2,381)    (2,685)    (4,732)
                                            --------   -------    -------    -------
Loss on real estate owned, net............  $(1,881)   $(3,006)   $(2,865)   $(10,013)
                                            =======    =======    =======    ========

      See "Changes in Financial Condition - Real Estate Owned" for additional information regarding real estate owned.

      Losses on other non-interest earning assets during the first six months of 2001 resulted primarily from sales of investments in low-income housing tax credit interests. For the first six months of 2000, gains on other non-interest earning assets resulted primarily from $5,213 of gains on sales of real estate during the second quarter.

      The following table sets forth the results of the Company's investments in real estate during the periods indicated:

                                               Three Months           Six Months
                                            ------------------    ------------------
For the periods ended June 30,                2001       2000       2001       2000
------------------------------------------  -------    -------    -------    -------
Operating income, net (1).................  $ 2,795    $ 5,280    $ 4,043    $ 9,072
Equity in (losses) earnings of loans
  accounted for as investments in real
  estate (2)..............................     (838)     2,783        468      4,544
Impairment write-down (3).................   (1,471)        --     (1,471)        --
                                            -------    -------    -------    -------
                                            $   486    $ 8,063    $ 3,040    $13,616
                                            =======    =======    =======    =======

(1) The decrease in operating income from investments in real estate during 2001 is primarily due to sales of properties during 2000.

(2) The decline in equity in earnings related to certain loans accounted for as investments in real estate during 2001 is primarily due to the repayment of loans and an increase in non-performing loans.

(3) Write-down of the carrying value of the Company's investment in a shopping center in Bradenton, Florida that is classified as real estate held for sale. See "Changes in Financial Condition - Investments in Real Estate" and "Changes in Financial Condition - Real Estate Held for Sale."

      The amortization of excess of net assets acquired over purchase price resulted from the Company's acquisition of OAC on October 7, 1999. The acquisition resulted in an excess of net assets acquired over the purchase price of $60,042, which is being amortized on a straight-line basis. Effective October 1, 2000, the amortization period was reduced from 60 months to 39 months, which accounts for the increase in amortization to $4,583 for the second quarter of 2001 as compared to $2,998 for the second quarter of 2000. The change in amortization period is also responsible for the increase in amortization from $5,792 to $9,166 during the six months ended June 30, 2000 and 2001, respectively. The unamortized balance of the excess of net assets acquired over purchase price at June 30, 2001 was $27,499, as compared to $36,665 at December 31, 2000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


      Non-Interest Expense. The following table sets forth the principal components of the Company's non-interest expense during the periods indicated:

                                           Three Months             Six Months
                                       --------------------    --------------------
For the periods ended June 30,           2001        2000        2001        2000
-------------------------------------  --------    --------    --------    --------
Compensation and employee benefits...  $ 21,309    $ 22,397    $ 42,244    $ 38,980
Occupancy and equipment..............     3,174       2,952       6,267       6,215
Technology and communication costs...     5,556       5,754      15,704      11,375
Loan expenses........................     2,835       2,987       7,070       6,917
Net operating losses on investments
  in certain low-income housing tax
  credit interests...................     2,756         840       7,818       2,339
Amortization of excess of purchase
  price over net assets acquired.....       778         795       1,556       1,568
Professional services and regulatory
  fees...............................     3,994       2,965       8,020       6,804
Other operating expenses.............     2,454       3,154       5,033       5,720
                                       --------    --------    --------    --------
  Total..............................  $ 42,856    $ 41,844    $ 93,712    $ 79,918
                                       ========    ========    ========    ========

      The $1,088 decrease in compensation and employee benefits for the three months ended June 30, 2001 as compared to the same period in 2000 was due in large part to a $1,422 decline in compensation expense related to contract programmers.

      The $3,264 increase in compensation and employee benefits for the six months ended June 30, 2001 as compared to the same period in 2000 was due in large part to the reversal of accrued profit sharing expense in the amount of $6,012 during the first quarter of 2000 as a result of the Company's decision to suspend its long-term incentive plan. Excluding the $6,012 accrual reversal, compensation and employee benefits decreased $2,748 during the six months ended June 30, 2001. This decrease is primarily due to a $2,706 decline in compensation expense related to contract programmers.

      Occupancy and equipment costs consist primarily of rent, depreciation and office operations costs.

      Technology and communication costs consists primarily of depreciation of computer hardware and software, technology-related consulting fees (primarily
OTX) and telephone expense. The $4,329 increase in technology and communication costs for the six months ended June 30, 2001 is primarily due to $4,685 of nonrecurring expenses, including a $3,185 charge to record a payment due on the 1997 acquisition of AMOS, Inc.

      Net operating losses on investments in certain low-income housing tax credit interests increased $1,916 and $5,479 during the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. These increases are largely the result of impairment charges of $2,490 and $4,503 recorded in the first and second quarters of 2001, respectively. See "Changes in Financial Condition - Investment in Low-Income Housing Tax Credit Interests."

      Other operating expenses are primarily comprised of marketing costs, depository expenses and travel expense.

      Distributions on Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. Cash distributions on the Capital Securities are payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 10.875%. The Company recorded $1,697 and $2,918 of distributions to holders of the Capital Securities during the three months ended June 30, 2001 and 2000, respectively, and $3,750 and $6,112 during the six months ended June 30, 2001 and 2000, respectively. The decline in distributions is the result of repurchases during 2000 and 2001. See Note 4 to the Consolidated Financial Statements included in Item 1 (which is incorporated herein by reference) and "Changes in Financial Condition - Company-Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company."

      Equity in Income (Losses) of Investments in Unconsolidated Entities. During the three and six months ended June 30, 2001, the Company recorded equity in the income of investments in unconsolidated entities of $139 and $184, respectively. This compares to losses of $(1,812) and $(4,072) for the three and six months ended June 30, 2000, respectively. The three and six months ended June 30, 2000 included equity in losses of Kensington Group plc of $1,778 and $4,112, respectively, including goodwill amortization. The Company sold its equity investment in Kensington on November 22, 2000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


      Income Tax (Expense) Benefit.

      The following table provides details of the Company's income tax (expense) benefit and effective tax rates for the periods indicated:

                                                                 Three Months                         Six Months
                                                         ----------------------------       ----------------------------
For the periods ended June 30,                               2001             2000              2001              2000
-----------------------------------------------------    ----------        ----------       -----------       ----------
Income tax (expense) benefit on loss before taxes
   and extraordinary gain............................    $    7,562        $    2,380       $   11,800        $    5,635
Provision for valuation allowance on current year's
   deferred tax asset................................       (10,387)               --          (10,387)               --
Provision for valuation allowance on prior year's
   deferred tax asset................................        (8,000)               --          (18,000)               --
                                                         ---------------------------------------------------------------
   Income tax (expense) benefit......................       (10,825)            2,380          (16,587)            5,635
Income tax expense on extraordinary gain.............          (143)           (1,752)          (1,413)           (2,716)
                                                         ---------------------------------------------------------------
   Total income tax (expense) benefit................    $  (10,968)       $      628       $  (18,000)       $    2,919
                                                         ===============================================================

For the six months ended June 30, 2000, the Company's effective tax rate before the provision for the valuation allowance on the deferred tax asset was 31% and reflects tax credits of $2,702 and $6,417 during the three and six month ending June 30, 2000, respectively, resulting from the Company's investment in low-income housing tax credit interests. For the six months ended June 30, 2001, the Company's effective tax rate before the provision for the deferred tax valuation allowance was 39% and reflected tax credits of $656 and $952 during the three and six month ending June 30, 2001, respectively.

The provision for deferred tax asset valuation allowance is a non-cash charge increasing the aggregate valuation allowance to $87,260 based on management's estimate of the amount of the deferred tax asset that more likely than not will be realized under the applicable accounting rules. See "Changes in Financial Condition - Deferred Tax Asset, Net."

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------



      Extraordinary Gain on Repurchase of Debt, Net of Taxes. The following table sets forth the components of the extraordinary gain resulting from the repurchase of the Company's debt securities during the periods indicated:

                                           Three Months             Six Months
                                       --------------------    --------------------
For the periods ended June 30,           2001        2000        2001        2000
-------------------------------------  --------    --------    --------    --------
Capital Securities:
  Face amount repurchased............  $  2,526    $  8,610    $ 18,371    $  8,610
                                       ========    ========    ========    ========
  Extraordinary gain.................       386       3,671       3,722       3,671
  Income taxes.......................       143       1,138       1,377       1,138
                                       --------    --------    --------    --------
   Net extraordinary gain............  $    243    $  2,533    $  2,345    $  2,533
                                       ========    ========    ========    ========

11.875% Notes due October 1, 2003:
  Face amount repurchased............  $     --    $     --    $  4,200    $     --
                                       ========    ========    ========    ========
  Extraordinary gain.................        --          --          97          --
  Income taxes.......................        --          --          36          --
                                       --------    --------    --------    --------
   Net extraordinary gain............  $     --    $     --    $     61    $     --
                                       ========    ========    ========    ========

11.5% Redeemable Notes due July 1,
  2005:
  Face amount repurchased............  $     --    $  9,880    $     --    $ 20,000
                                       ========    ========    ========    ========
  Extraordinary gain.................        --       1,984          --       5,092
  Income taxes.......................        --         615          --       1,578
                                       --------    --------    --------    --------
   Net extraordinary gain............  $     --    $  1,369    $     --    $  3,514
                                       ========    ========    ========    ========

Grand Totals:
  Face amount repurchased............  $  2,526    $ 18,490    $ 22,571    $ 28,610
                                       ========    ========    ========    ========
  Extraordinary gain.................       386       5,655       3,819       8,763
  Income taxes.......................       143       1,753       1,413       2,716
                                       --------    --------    --------    --------
   Net extraordinary gain............  $    243    $  3,902    $  2,406    $  6,047
                                       ========    ========    ========    ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


Changes in Financial Condition

      Trading Securities. The following table sets forth the fair value of the Company's trading securities at the dates indicated:

                                                         June 30,   December 31,
                                                           2001        2000
                                                         --------     --------
Mortgage-related securities:
  Collateralized mortgage obligations (AAA-rated).....   $ 62,080     $277,595
                                                         --------     --------
  Subordinates, residuals and other securities:
   Single family residential:
     BB-rated subordinates............................      4,280        4,563
     B-rated subordinates.............................      2,431        2,911
     Unrated subordinates.............................      9,142        9,361
     Unrated subprime residuals.......................     69,620       93,176
   Multi-family residential and commercial:
     Unrated subordinates.............................      2,577        2,636
                                                         --------     --------
                                                           88,050      112,647
Trading securities....................................   $150,130     $390,242
                                                         ========     ========

      During the six months ended June 30, 2001, trading securities declined $240,112. This decline was primarily due to $129,309 of maturities and principal repayments, $126,339 of sales and $3,022 of net premium amortization, offset in part by purchases of $24,093.

      Residual and subordinate securities at June 30, 2001 and December 31, 2000 include retained interests with a fair value of $39,649 and $43,016, respectively, from securitizations of loans completed by the Company in prior years. The Company determines the present value of anticipated cash flows utilizing valuation assumptions appropriate for each particular transaction. The significant valuation assumptions have included the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, the Company currently applies a discount rate of 17% to 20% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During 2001, the Company utilized proprietary prepayment curves (reaching an approximate range of annualized rates of 11% to 45%). During 2001, the Company estimated annual losses of between 0.9% and 5.5% of the unpaid principal balance of the underlying loans. See Note 5 to the Interim Consolidated Financial Statements included in Item 1 herein.

      Subordinate and residual interests are affected by the rate and timing of payments of principal (including prepayments, repurchase, defaults and liquidations) on the mortgage loans underlying a series of mortgage-related securities. The rate of principal payments may vary significantly over time depending on a variety of factors, such as the level of prevailing mortgage loan interest rates and economic, demographic, tax, legal and other factors. Prepayments on the mortgage loans underlying a series of mortgage-related securities are generally allocated to the more senior classes of mortgage-related securities. Although in the absence of defaults or interest shortfalls all subordinates receive interest, amounts otherwise allocable to residuals generally are used to make payments on more senior classes or to fund a reserve account for the protection of senior classes until overcollateralization or the balance in the reserve account reaches a specified level. In general in periods of declining interest rates, rates of prepayments on mortgage loans generally increase, and if the rate of prepayments is faster than anticipated, then the yield on subordinates will be positively affected and the yield on residuals will be negatively affected.

      The Company periodically assesses the carrying value of its subordinate securities and residual securities retained. There can be no assurance that the Company's estimates used to determine the value of the subordinate securities and residual securities retained will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's subordinate securities and residual securities retained may be decreased during the period management recognizes the disparity. Other factors may also result in a write-down of the Company's subordinate securities and residual securities in subsequent months. During the six months ended June 30, 2000, which was prior to the transfer of securities available for sale to trading,

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


the Company recorded $11,597 of impairment charges on its portfolio of subordinate and residual securities as a result of declines in value that were deemed to be "other-than-temporary."

      The following tables detail the Company's residual and subordinate trading securities portfolio at June 30, 2001, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors:

                                                                                                         Anticipated
                                                                                             Subordi-      Yield to
                                                                  Class Size                nation/OC     Maturity at  Prospective
                                    Issue            Rating       ----------      Interest  Level at:     -----------    Yield at
Securitization (issuer)   Security  Date   Rating   Agencies   Issuance  6/30/01      %      6/30/01  Purchase  6/30/01   6/30/01
-----------------------   --------  ----   ------   --------   --------  -------  --------   -------  --------  -------   -------
Single-family residential
Subordinates:
BCF 1996 R1(1)...........     B3   Oct-96    UR     (a), (b)   $ 70,773  $ 32,811   50.00%     None     15.70%     8.51%    39.05%
CSFB 1996-1R
(ITT 94-P1) (2)..........    4B2,  Oct-96    UR     (b), (c)      1,046        95  100.00      None       N/A       N/A       (A)
BCF 1997 R2 (1)..........     B4   Jun-97  Ba2, BB  (b), (c)      6,358     5,443   73.54      7.57%     9.58     11.28     50.45
                              B5            B2,B                  6,264     5,364   73.54      2.81     10.74     12.08       N/M
                              B6             UR                  13,883     3,162   73.54      None     15.98      4.78       (A)
SBMS 1997-HUD1 (3)            B5   Apr-97 B2, n.a.  (b), (d)      9,785     5,465  100.00        --     16.87    (22.50)     1.02
ORMBS 1998 R1 (4)........     B4   Mar-98    UR     (b), (d)    101,774    36,070   82.48      None     20.50    (30.33)     7.72
ORMBS 1998 R2 (4)........    B4A   Jun-98    Ba2       (b)        1,056       941  100.00      5.91     13.22      5.18       N/M
                             B4F             Ba2                    937       842  100.00      5.39     19.23      4.12     70.06
                             B5A             B2                     880       770  100.00      3.72     23.78      9.16       N/M
                             B5F             B2                     937       842  100.00      2.22     11.78      2.44       N/M
                             B6A             UR                   3,696     1,307  100.00      None     16.72     24.83       N/M
                             B6F             UR                   3,345       592  100.00      None     19.50    (16.75)      (A)
ORMBS 1998 R3 (4)........     B4   Sep-98  Ba2, BB  (b), (d)     11,765     7,503   85.87        --     11.71    (47.25)      N/M
ORMBS 1999 R1 (4)........    B5A   Mar-99   B2, B   (b), (d)      1,630     1,482  100.00      3.36     17.73     34.07     50.40
                             B5F            B2, B                 1,843     1,531  100.00      3.29     17.74     41.51       N/M
                             B6A             UR                   3,586     1,145  100.00      None     18.00     57.57    (36.38)
                             B6F             UR                   4,299     1,655  100.00      None     18.00    101.04       (A)
ORMBS 1999 R2 (4) .......     B4   Jun-99    BB    (a),(c),(d)   10,530    10,080  100.00      2.69     13.45     38.97
                              B5              B                   4,680     1,820  100.00        --     18.45     85.42       (A)
Subprime residuals:
SBMS 1996 3 (5)..........     R    Jun-96    UR     (a), (b)    130,062    19,925  100.00     25.47OC   15.52      1.82     25.91
MLM1 1996 1 (6)..........     R    Sep-96    UR     (a), (b)     81,142    10,600  100.00     42.46OC   15.16      3.48     28.12
MS 1997 1 (7)............     X1   Jun-97    UR     (a), (b)     17,727     7,376  100.00      6.06OC   21.47     15.75     20.11
                              X2                                 87,118     9,519  100.00     25.45OC   20.38      0.68     11.11
1997 OFS 2 (8)...........     X    Sep-97    UR     (a), (b)    102,201    17,618  100.00     12.77OC   19.65     (1.88)    20.66
1997 OFS 3 (8)...........     X    Dec-97    UR     (a), (b)    208,784    46,585  100.00     15.48OC   19.59      5.91     19.06
1998 OFS 1 (8)...........     X    Mar-98    UR     (b), (d)    161,400    35,744  100.00      4.28OC   18.00     (2.61)     7.49
1998 OFS 2 (8)...........     X    Jun-98    UR     (a), (b)    382,715    96,880  100.00      3.91OC   19.46     (0.22)    10.11
1998 OFS 3 (8)...........     X    Sep-98    UR     (a), (d)    261,649    97,627  100.00      5.70OC   18.00      4.23     24.28
1998 OFS 4 (8)...........     X    Dec-98    UR    (a),(b),(c)  349,000   166,399  100.00      2.16OC   18.00   (118.65)  (412.24)
1999 OFS 1 (8) ..........     X    Jun-99    UR     (a), (b)    148,628    95,437  100.00      5.81OC   18.00     (1.97)    (3.35)
PANAM 1997-1 (9).........     X    Dec-97    UR     (a), (b)    113,544    17,845  100.00     11.31OC   22.45     (0.55)    18.86
                           Prepay            UR                                                         25.69      2.35     (24.01)
                             Pen.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------

                                                                                                         Anticipated
                                                                                             Subordi-      Yield to
                                                                  Class Size                nation/OC     Maturity at  Prospective
                                    Issue            Rating       ----------      Interest  Level at:     -----------    Yield at
Securitization (issuer)   Security  Date   Rating   Agencies   Issuance  6/30/01      %      6/30/01  Purchase  6/30/01   6/30/01
-----------------------   --------  ----   ------   --------   --------  -------  --------   -------  --------  -------   -------
Single-family residential
EQUICON 1994-2 (10)......   B Fix   Oct-94   UR   (a),(b),(c)  78,846    $ 13,048    100.00%  8.00%OC   18.00%   104.09%    14.18%
                            B Var.           UR                32,306       1,042    100.00   77.81OC   18.00     31.21     26.17
EQUICON 1995-1 (10)......   B Fix,  May-95   UR   (a),(b),(c)  70,024       8,607    100.00   13.75OC   18.00     27.35       (A)
                            B Var.           UR                40,519       4,191    100.00   12.53OC   18.00    104.57       (A)
EQUICON 1995-2 (10)......   B Fix   Oct-95   UR     (a), (b)   79,288      13,093    100.00   14.56OC   18.00     26.33       N/M
                            B Var.           UR                39,667       2,696    100.00   21.01OC   18.00    108.66       (A)
ACCESS 1996-1 (11).......   B Fix,  Feb-96   UR     (a), (b)  120,015      21,548    100.00   8.08OC    18.00     28.93    212.18
                            B Var.           UR                55,362       5,038    100.00   16.20OC   18.00     41.47       (A)
ACCESS 1996-2 (11).......  B-I,BI-S May-96   UR     (a), (b)  142,259      26,639    100.00   11.71OC   18.00     29.66       (A)
                             B-II            UR                68,345       5,715    100.00   18.37OC   18.00     15.48    638.53
                            BII-S
ACCESS 1996-3 (11).......  B-I,BI-S Aug-96   UR     (a), (b)  107,712      20,379    100.00   19.42OC   18.00     16.19    265.89
                             B-II            UR                99,885       8,451    100.00   29.24OC   18.00     18.51       (A)
                            BII-S
ACCESS 1997-2 (11).......   B, B-S  May-97   UR     (a), (b)  185,197      31,555    100.00   29.37OC   18.00      4.71     24.47
ACCESS 1997-3 (11).......   B, B-S  Oct-97   UR     (a), (b)  199,884      36,200    100.00   21.57OC   18.00      9.38     29.88

UK Subprime
Subordinates:
CMR1 (12)................  Deferred Apr-96   UR     (a), (c)   48,450(B)   10,004(C) 100.00   17.95RF   18.69     20.34     22.15
                             Comp
CMR2 (12)................  Deferred Oct-96   UR     (a), (c)   97,627(B)   22,802(C) 100.00   18.01RF   18.69     34.26     41.94
                             Comp
CMR3 (12)................  Deferred Oct-96   UR     (a), (c)  176,047(B)   38,876(C) 100.00   27.51RF   18.69     73.46    269.29
                             Comp
CMR4 (12)................  Deferred Jan-97   UR     (a), (c)  103,031(B)   25,207(C) 100.00   13.36RF   18.69     37.97     54.64
                             Comp
CMR5 (12)................  Deferred Jan-97   UR     (a), (c)   54,686(B)   14,064(C) 100.00   66.22RF     N/A       N/A       N/A
                             Comp
CMR6 (12)................  Deferred Apr-97   UR     (a), (c)   90,498(B)   19,648(C) 100.00   15.07RF   18.69     49.61    101.84
                             Comp

Commercial
Subordinates:
BT97-SI (13).............  Equity   Dec-97   UR       None     57,750      30,593     25.00      --     22.15     12.10     22.15
                            Cert.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------

                           Weighted   Weighted      Total     Actual Life  Actual Life
                           Average    Average    Delinquency    To Date      To Date                         Collateral Balance
                          Coupon at     LTV           at         CPR at     Losses at     Product Type at    ------------------
Securitization (issuer)    6/30/01   at 6/30/01    6/30/01      6/30/01      6/30/01          6/30/01       Issuance    6/30/01
-----------------------    -------   ----------    -------      -------      -------          -------       --------    -------
Single-family residential
Subordinates:
BCF 1996 R1 (1)..........    10.00%     84.02%      12.06%        13.56%    $  33,365   98% Fixed, 2% ARM   $ 505,513  $ 226,187
CSFB 1996 1R
(ITT 94-P1) (2) .........     N/A        N/A         N/A           N/A            N/A   100% 1-Year CMT        32,487     67,609
BCF 1997 R2 (1)..........     8.60      76.63       18.02         13.92         9,185   25% Fixed, 75% ARM    251,790    112,615
SBMS 1997-HUD1 (3).......     9.76      91.04       10.52         15.56            19   97% Fixed, 3% ARM     326,147    145,511
ORMBS 1998 R1 (4)........     8.86      91.53       25.00         12.08        60,357   98% Fixed, 2% ARM     565,411    359,371
ORMBS 1998 R2 (4)........     9.20      78.42       27.81         15.86         4,600   43% Fixed, 57% ARM    123,917     61,781
ORMBS 1998 R3 (4)........     8.83      91.31       34.90         15.43        37,627   98% Fixed, 2% ARM     261,452    164,881
ORMBS 1999 R1 (4)........     9.18      76.46       31.18         19.76         4,072   60% Fixed, 40% ARM    147,101     84,373
ORMBS 1999 R2 (4)........     9.21      87.31       38.60         15.58         9,087   100% Fixed            117,004     67,609

Subprime residuals:
SBMS 1996 3 (5)..........    11.26      67.96       18.92         31.07         3,746   67% Fixed, 33% ARM    130,062     19,925
MLM1 1996 1 (6)..........    12.07      71.43       23.63         34.65         2,533   36% Fixed, 64% ARM     81,142     10,600
MS 1997 1 (7) X1.........    11.43      73.80       25.65         36.67         3,649   100% Fixed,            17,727      7,376
MS 1997 1 (7) X2.........                                                               100% ARM               87,118      9,519
1997 OFS 2 (8)...........    11.84      75.66       20.94         37.63         4,559   30% Fixed, 70% ARM    102,201     17,618
1997 OFS 3 (8)...........    11.14      78.14       29.73         34.80         8,609   28% Fixed, 72% ARM    208,784     46,585
1998 OFS 1 (8)...........    11.76      79.55       28.16         37.17         7,402   22% Fixed, 78% ARM    161,400     35,744
1998 OFS 2 (8)...........    11.47      75.16       24.26         36.83        13,949   53% Fixed, 47% ARM    382,715     96,880
1998 OFS 3 (8)...........    11.07      77.08       29.78         30.10        10,454   42% Fixed, 58% ARM    261,649     97,627
1998 OFS 4 (8)...........    10.59      78.24       29.26         25.71        19,379   52% Fixed, 48% ARM    349,000    166,399
1999 OFS 1 (8)...........     9.90      77.28       18.80         20.64         4,496   70% Fixed, 30% ARM    148,628     95,437

PANAM 1997-1(9)..........    11.76      85.77       32.73         41.09         6,698   100% ARM              113,544     17,845
EQUICON 1994-2 (10)......    10.04      80.71       16.98         29.89         2,875   100% Fixed             78,846     13,048
                                                                                        100% ARM               32,306      1,042
EQUICON 1995-1 (10)......    12.09     110.12       35.48         27.23         5,612   100% Fixed             70,024      8,607
                                                                                        100% ARM               40,519      4,191
EQUICON 1995-2 (10)......    11.07      81.67       31.05         30.85         3,952   100% Fixed             79,288     13,093
                                                                                        100% ARM               39,667      2,696
ACCESS 1996-1 (11).......    11.02      75.89       33.44         29.34         6,659   100% Fixed            120,015     21,548
                                                                                        100% ARM               55,362      5,038
ACCESS 1996-2 (11).......    11.17      74.01       33.73         31.03         7,415   100% Fixed            142,259     26,639
                                                                                        100% ARM               68,345      5,715
ACCESS 1996-3 (11).......    11.87      76.58       40.80         33.67         6,907   100% Fixed            107,712     20,379
                                                                                        100% ARM               99,885      8,451
ACCESS 1997-2 (11).......    11.70      81.75       37.48         36.90         7,131   66% Fixed, 34% ARM    185,197     31,555
ACCESS 1997-3 (11).......    11.92      85.30       40.58         37.63         6,285   60% Fixed, 40% ARM    199,884     36,200

UK Subprime
Subordinates:
CMR1 (12)................    13.37        N/A       37.70         24.47        1,134    100% ARM              48,450(B)   10,004(C)
CMR2 (12)................    12.37        N/A       31.53         24.50        1,563    9% Fixed, 91% ARM     97,627(B)   22,802(C)
CMR3 (12)................    13.37        N/A       18.05         23.65        3,906    28% Fixed, 72% ARM   176,047(B)   38,876(C)
CMR4 (12)................    13.59        N/A       38.46         24.97        2,309    13% Fixed, 87% ARM   103,031(B)   25,207(C)
CMR5 (12)................    15.64        N/A       62.85         23.94        7,362    19% Fixed, 81% ARM    54,686(B)   14,064(C)
CMR6 (12)................    13.68        N/A       34.86         27.78        1,435    5% Fixed, 95% ARM     90,498(B)   19,648(C)

Commercial
Subordinates:
BT97-SI (13).............     7.37        N/A       63.91           N/A       10,549    N/A                  295,925      65,913

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------

Issuers:                                           Rating Agencies:
(1)  BlackRock Capital Finance L.P.                (a)  S&P
(2)  Credit Suisse First Boston (ITT Federal Bank, (b)  Moody's
       FSB)                                        (c)  Fitch
(3)  Salomon Brothers Mortgage Securities          (d)  DCR
(4)  Ocwen Residential MBS Corporation
(5)  Salomon Brothers Mortgage Securities VII      Other:
(6)  Merrill Lynch Mortgage Investors, Inc.        N/A -  Not Available
(7)  Morgan Stanley ABS Capital I, Inc.            N/M -  As a result of impairment charge write-downs of the security while
(8)  Ocwen Mortgage Loan Asset Backed                     classified as available for sale, the prospective yield at 6/30/01
       Certificates                                       is not meaningful.
(9)  Pan American Bank, FSB                        (A) -  As a result of impairment charge write-downs of the security while
(10) Equicon Mortgage Loan Trust                          classified as available for sale, the book value is zero, therefore,
(11) Access Financial Mortgage Loan Trust                 there is no prospective yield on the security.
(12) City Mortgage Receivable                      (B) -  Dollar equivalent of amounts in British pounds at the rate of exchange
(13) Bankers Trust Corporation Mortgage                   that  prevailed at the time of issuance.
     Investors Trust                               (C) -  Dollar equivalent of amounts in British pounds at the rate of exchange at 6/30/01.

      The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie the Company's subordinate and residual trading securities at June 30, 2001:

Description                       California     Florida        Texas        U.K.       New York      Other (1)       Total
-----------                       ----------    ----------    ---------    ---------    ---------    ----------     ---------
Single family residential.......   $ 385,586    $  177,214    $ 165,103    $ 130,600    $ 124,668    $1,180,500     $2,163,671
Commercial......................      20,298            --           --           --           74        45,622        65,994
Multi-family....................         457            80           34           --        4,362         4,000         8,933
                                   ---------    ----------    ---------    ---------    ---------    ----------     ---------
Total ..........................   $ 406,341    $  177,294    $ 165,137    $ 130,600    $ 129,104    $1,230,122     $2,238,598
                                   =========    ==========    =========    =========    =========    ==========     ==========

Percentage (2)..................       18.15%         7.92%        7.38%        5.83%        5.77%        54.95%        100.00%
                                   =========    ==========    =========    =========    =========    ==========     ==========

(1) Consists of properties located in 46 other states, none of which aggregated over $85,893 in any one state.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

      The following table presents information regarding subordinate and residual trading securities summarized by classification and rating at June 30, 2001:

                                                                                                    Anticipated
                                                              Original    Anticipated                Weighted
                                                            Anticipated     Yield to                  Average     Prospective
                                                 Percent      Yield to    Maturity at                Remaining      Yield at
        Rating/Description          Fair Value     Owned      Maturity    6/30/01 (1)    Coupon      Life (2)       6/30/01
--------------------------------    ----------   ---------  -----------   -----------   --------    -----------   -----------
Single-family residential:
    BB-rated subordinates.......    $    4,280      89.92%      11.67%        13.61%       6.99%        2.55          55.07%
    B-rated subordinates........         2,431      91.78       15.53          3.83        7.60         1.49          87.30
    Unrated subordinates........         9,142      69.34       17.76         (7.14)       8.13         3.23          24.72
    Unrated subprime residuals..        69,620     100.00       18.47         (5.44)       N/A          4.33         (18.70)

Commercial:
    Unrated subordinates........         2,577      25.00       22.15         12.10        7.37         2.08          22.15
                                    ----------
                                    $   88,050
                                    ==========

(1) Changes in the June 30, 2001 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions, loss assumptions and charges taken to reduce the value of the securities while classified as available for sale.

(2) Equals the weighted average life based on the June 30, 2001 amortized cost.

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
                                 | / 1-Final Aggregate Balance        \   /                  \ |
                                 | |                          actual  |   |        12        | |
Actual Life to Date CPR  = 100 x | | -------------------------------- | X | ---------------- | |
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

      Anticipated Yield to Maturity at June 30, 2001- Effective yield based on the purchase price, actual cash flows received from inception until the respective date, and the then current estimate of future cash flows under the assumptions at the respective date.

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

      Real Estate Held for Sale. The Company's real estate held for sale at June 30, 2001 consisted of one shopping center in Bradenton, Florida with 291,220 square feet of space and an aggregate carrying value of $20,165, a $2,505 decrease from December 31, 2000. The shopping center was approximately 93.43% leased at June 30, 2001. The Company has engaged an unaffiliated third party to market and sell the property, which was previously held for investment and was reclassified to held for sale during the second quarter of 2000. Impairment charges of $1,471 were recorded on this property in May 2001. During the first quarter of 2001, the Company sold its other shopping center located in Havre, Montana, which had a book value of $1,000, for no gain.

      Low-Income Housing Tax Credit Interests Held for Sale. During 2000, the Company entered into transactions to sell twenty-five of its low-income housing tax credit properties, together with the related tax credits. Although these transactions resulted in the transfer of tax credits and operating results for these properties to the purchaser, they did not qualify as sales for accounting purposes. As a result, the Company has reclassified these properties as held for sale and has valued them at the lower of cost or fair value less disposal costs. During the six months ended June 30, 2001, seven projects with an aggregate carrying value of $39,906 were transferred to held for investment, three projects with an aggregate carrying value of $15,885 were transferred from held for investment and eleven projects with an aggregate carrying value of $25,883 qualified as sales for accounting purposes.

      The carrying value of the Company's investments in low-income housing tax credit interests held for sale are as follows at the dates indicated:

                                                                                            June 30,          December 31,
                                                                                              2001                2000
                                                                                          -----------         -----------
Investments solely as a limited partner made prior to May 18, 1995...................     $    26,418         $    32,229
Investments solely as a limited partner made on or after May 18, 1995................              --               8,922
Investments both as a limited and, through subsidiaries, as a general partner........           5,371              45,932
                                                                                          -----------         -----------
                                                                                          $    31,789         $    87,083
                                                                                          ===========         ===========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


      Investments in Real Estate. The Company's investment in real estate consisted of the following at the dates indicated:

                                                                                              June 30,          December 31,
                                                                                                2001                2000
                                                                                           -------------       -------------
Properties held for investment (1):
   Office buildings.................................................................       $      32,122       $      32,112
   Retail...........................................................................               9,426               9,515
   Building improvements............................................................              11,968              11,346
   Tenant improvements and lease commissions........................................               2,192               1,744
   Furniture and fixtures...........................................................                  55                  52
                                                                                           -------------       -------------
                                                                                                  55,763              54,769
   Accumulated depreciation.........................................................              (3,013)             (2,359)
                                                                                           -------------       -------------
                                                                                                  52,750              52,410
                                                                                           -------------       -------------
Loans accounted for as investments in real estate (2):
   Multi-family residential.........................................................                  97                  97
   Nonresidential...................................................................              38,655              45,689
                                                                                           -------------       -------------
                                                                                                  38,752              45,786
                                                                                           -------------       -------------
Properties held for lease:
   Land and land improvements.......................................................               1,256               1,256
   Building.........................................................................              15,640              15,641
   Accumulated depreciation.........................................................              (1,154)               (855)
                                                                                           -------------       -------------
                                                                                                  15,742              16,042
                                                                                           -------------       -------------

Investment in real estate partnerships (3)..........................................               8,417               8,523
                                                                                           -------------       -------------
                                                                                           $     115,661       $     122,761
                                                                                           =============       =============

(1) The Company's properties held for investment at June 30, 2001 consist of the following:


     Date                                                                                              %
   Acquired              Property                 Location         Square Feet     Property Type    Leased     Carrying Value
--------------   ------------------------   --------------------   ------------   ---------------   -------   ----------------
07/22/98         841 Prudential Drive....   Jacksonville, FL           480,817    Office Bldg.        99.3%      $   34,782
04/09/98         7075 Bayers Road........   Halifax, Nova Scotia       406,343    Shopping Ctr.       65.8           20,981

                                                                         Accumulated depreciation                    (3,013)
                                                                                                                 ----------
                                                                                                                 $   52,750
                                                                                                                 ==========

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


      The carrying values of the Company's investments in low-income housing tax credit interests are as follows at the dates indicated:

                                                                                              June 30,         December 31,
                                                                                                2001               2000
                                                                                           -----------         -----------
Investments solely as a limited partner made prior to May 18, 1995....................     $     3,557         $    21,170
Investments solely as a limited partner made on or after May 18, 1995.................           7,424               6,263
Investments both as a limited and, through subsidiaries, as a general partner.........          74,912              28,296
                                                                                           -----------         -----------
     Total (1)........................................................................     $    85,893         $    55,729
                                                                                           ===========         ===========

(1) The increase in the balance during the six months ended June 30, 2001 is due to the transfer from held for sale of seven projects that, at December 31, 2000, had an aggregate carrying value of $39,906. Also contributing to the increase was additional investment in existing projects. Offsetting these increases, impairment charges of $6,993 were recorded on eight projects and three projects with an aggregate carrying value of $15,885 at December 31, 2000 were transferred to held for sale. See "Low-Income Housing Tax Credit Interests Held for Sale."

      The qualified affordable housing projects underlying the Company's investments in low-income housing tax credit interests are geographically located throughout the United States. At June 30, 2001, the Company's largest single investment was $11,049, which relates to a project located in North Wildwood, New Jersey.

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

      Income on the Company's limited partnership investments made prior to May 18, 1995 is recorded under the level yield method as a reduction of income tax expense, and amounted to $151 and $658 for the second quarter of 2001 and 2000, respectively. For limited partnership investments made after May 18, 1995, and for investments as a limited partner and, through subsidiaries, as a general partner, the Company recognized tax credits of $505 and $2,044 for the second quarter of 2001 and 2000, respectively, which are also reported as a reduction of income tax expense. The Company also recorded a loss from operations on the underlying real estate after depreciation of $2,756 and $839 for the second quarter of 2001 and 2000, respectively. The loss for the second quarter of 2001 included $2,490 of impairment charges noted above. For the six months ended June 30, 2001 and 2000, income on the Company's limited partnership investments made prior to May 18, 1995 that is recorded under the level yield method as a reduction of income tax expense and amounted to $272 and $1,341, respectively. For limited partnership investments made after May 18, 1995, and for investments as a limited partner and, through subsidiaries, as a general partner, the Company recognized tax credits of $680 and $5,076 for the six months ended June 30, 2001 and 2000, respectively, which are also reported as a reduction of income tax expense. The Company also recorded a loss from operations on the underlying real estate after depreciation of $7,818 and $2,339 for the six months ended June 30, 2001 and 2000, respectively. The loss for the second quarter of 2001 included the $6,993 of impairment charges noted above. See "Low-Income Housing Tax Credit Interests Held for Sale" below.

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

      Composition of Loan Portfolio. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated:

                                                    June 30,      December 31,
                                                      2001            2000
                                                  ------------    ------------
Single family residential loans................   $        484    $        848
                                                  ------------    ------------
Multi-family residential loans:
    Permanent..................................          2,969           6,083
    Construction...............................         24,810          39,123
                                                  ------------    ------------
       Total multi-family residential..........         27,779          45,206
                                                  ------------    ------------
Commercial real estate:
     Hotels:
       Construction............................         30,514          38,153
     Office buildings..........................         25,388          20,817
     Land......................................             --               1
                                                  ------------    ------------
      Total commercial real estate.............         55,902          58,971
                                                  ------------    ------------
Consumer.......................................             32              48
                                                  ------------    ------------
Loans, gross...................................         84,197         105,073
Undisbursed loan proceeds......................         (3,936)         (8,879)
Unamortized deferred fees......................           (216)           (372)
                                                  ------------    ------------
     Total loans...............................         80,045          95,822
Allowance for loan losses......................         (2,940)         (2,408)
                                                  ------------    ------------
     Loans, net................................   $     77,105    $     93,414
                                                  ============    ============


      The loan portfolio is secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loans were located at June 30, 2001:

                                       Single Family    Multi-family       Commercial
                                        Residential      Residential       Real Estate       Consumer           Total
                                       ------------     ------------      ------------     ------------      ------------
New York........................       $         --     $      2,724      $     15,799     $         12      $     18,535
Delaware........................                248               --            14,604               --            14,852
Connecticut.....................                 --               --            12,800                8            12,808
California......................                 --            8,948                --               --             8,948
Virginia........................                 --               --             7,650               --             7,650
Other (1).......................                236           16,107             5,049               12            21,404
                                       ------------     ------------      ------------     ------------      ------------
Total...........................       $        484     $     27,779      $     55,902     $         32      $     84,197
                                       ============     ============      ============     ============      ============

(1) Consists of properties located in 8 other states, none of which aggregated over $5,883 in any one state.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


      Activity in the Loan Portfolio. The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated:

                                                                         Three Months                    Six Months
                                                                   --------------------------      -------------------------
For the periods ended June 30,                                        2001            2000            2001           2000
-------------------------------------------------------------      ----------      ----------      ----------     ----------
Balance at beginning of period...............................      $   77,983      $  156,119      $   93,414     $  157,408
                                                                   ----------      ----------      ----------     ----------
Originations:
   Commercial non-mortgage and consumer loans................              --           2,277              --         12,490
   Commercial real estate loans..............................           2,916             186          13,959          1,156
                                                                   ----------      ----------      ----------     ----------
     Total loans originated (1)..............................           2,916           2,463          13,959         13,646
                                                                   ----------      ----------      ----------     ----------
Sales........................................................          (2,675)         (7,500)        (16,160)        (7,751)
Principal repayments and other...............................            (249)        (15,075)        (18,675)       (26,383)
Transfer to real estate owned................................              --            (431)             --           (705)
Decrease (increase) in undisbursed loan proceeds.............            (612)         10,617           4,943          9,222
Decrease in unamortized deferred fees........................              30             632             156          1,233
(Increase) decrease in allowance for loan losses.............            (288)          1,665            (532)         1,820
                                                                   ----------      ----------      ----------     ----------
Net decrease in loans........................................            (878)         (7,629)        (16,309)        (8,918)
                                                                   ----------      ----------      ----------     ----------
   Balance at end of period..................................      $   77,105      $  148,490      $   77,105     $  148,490
                                                                   ==========      ==========      ==========     ==========

(1) Originations for the three and six months ended June 30, 2001 and 2000 represent loans to facilitate sales of real estate owned and fundings on previously originated construction loans.

      The following table sets forth certain information relating to the Company's non-performing loans in its loan portfolio at the dates indicated:

                                                                                    June 30,      December 31,
                                                                                     2001             2000
                                                                                 ------------     ------------
Non-performing loans:
 Single family residential loans............................................     $         --     $        316
 Multi-family residential loans (1).........................................           17,292           13,373
 Commercial real estate and other (2).......................................            5,062            4,581
                                                                                 ------------     ------------
    Total...................................................................     $     22,354     $     18,270
                                                                                 ============     ============

Non-performing loans as a percentage of:
 Total loans................................................................           27.93%           19.07%
 Total assets...............................................................            1.12%            0.81%

Allowance for loan losses as a percentage of:
 Total loans................................................................            3.67%            2.51%
 Non-performing loans.......................................................           13.15%           13.18%

(1) Non-performing multi-family residential loans at June 30, 2001 were comprised of 8 loans, all of which management believes are adequately collateralized and reserved.

(2) Non-performing commercial real estate loans at June 30, 2001 were comprised of 4 loans, all of which management believes are adequately collateralized and reserved.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


      Discount Loan Portfolio, Net.

      Composition of the Discount Loan Portfolio. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated:

                                                                                     June 30,       December 31,
                                                                                       2001             2000
                                                                                  -------------     ------------
Single family residential loans..............................................     $     169,166     $    289,883
                                                                                  -------------     ------------
Multi-family residential loans...............................................            15,298          105,591
                                                                                  -------------     ------------
Commercial real estate loans:
     Office buildings........................................................            72,273           77,608
     Hotels..................................................................            41,295           63,967
     Retail properties.......................................................            77,726           85,924
     Other properties........................................................            23,752           36,511
                                                                                  -------------     ------------
                                                                                        215,046          264,010
                                                                                  -------------     ------------
Unsecured (1)................................................................            13,359           17,188
                                                                                  -------------     ------------
Discount loans, gross........................................................           412,869          676,672
                                                                                  -------------     ------------
Unaccreted discount:
     Single family residential loans.........................................           (45,806)         (74,184)
     Multi-family residential loans.........................................             (2,211)          (5,176)
     Commercial real estate loans............................................           (32,231)         (40,413)
                                                                                  -------------     ------------
                                                                                        (80,248)        (119,773)
                                                                                  -------------     ------------
       Total discount loans..................................................           332,621          556,899
Allowance for loan losses....................................................           (25,679)         (20,871)
                                                                                  -------------     ------------
Discount loans, net..........................................................     $     306,942     $    536,028
                                                                                  =============     ============

(1) Balances represent charged-off unsecured credit card receivables, which were acquired at a discount. Collections are accounted for under the cost recovery method.

      The discount loan portfolio is secured by mortgages on property located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's total discount loans were located at June 30, 2001:

                                                                                   Commercial
                                             Single Family      Multi-Family      Real Estate
                                              Residential        Residential       and Other           Total
                                            ---------------    --------------    --------------    --------------
California.............................       $    10,035       $        --       $    53,077        $    63,112
New York...............................            12,621                --            26,901             39,522
Wisconsin..............................             1,029                --            34,598             35,627
Tennessee..............................             2,256                --            26,786             29,042
Florida................................             8,345               213            10,570             19,128
Other (1)..............................            89,074            12,874            44,242            146,190
                                              -----------       -----------       -----------        -----------
   Total...............................       $   123,360       $    13,087       $   196,174        $   332,621
                                              ===========       ===========       ===========        ===========

(1) Consists of properties located in 44 other states, none of which aggregated over $13,108 in any one state.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


     Activity in the Discount Loan Portfolio. The following table sets forth the activity in the Company's net discount loan portfolio during the periods indicated:

                                                                        Three Months                    Six Months
                                                                 --------------------------     --------------------------
For the periods ended June 30,                                      2001           2000            2001           2000
--------------------------------------------------------------   -----------    -----------     -----------    -----------
Amount:
Balance at beginning of period................................   $   439,649    $   842,178     $   536,028    $   913,229
Acquisitions (1):
  Single  family residential loans............................            --         90,222              --        149,159
  Multi-family residential loans..............................            --          5,977              --         21,294
  Commercial real estate loans................................            --         11,332              --         18,119
  Unsecured...................................................            --          4,537              --         10,030
                                                                 -----------    -----------     -----------    -----------
                                                                          --        112,068              --        198,602
                                                                 -----------    -----------     -----------    -----------
Resolutions and repayments (2)................................       (22,815)       (49,791)        (48,294)       (91,718)
Loans transferred to real estate owned........................       (15,423)       (52,631)        (65,331)      (124,066)
Sales.........................................................      (105,912)       (60,035)       (150,178)      (131,024)
Increase in undisbursed loan proceeds.........................            --           (201)             --           (201)
Decrease in discount..........................................        18,332         14,056          39,525         41,830
Decrease (increase) in allowance for loan losses..............        (6,889)        (2,198)         (4,808)        (3,206)
                                                                 -----------    -----------     -----------    -----------
Balance at end of period......................................   $   306,942    $   803,446     $   306,942    $   803,446
                                                                 ===========    ===========     ===========    ===========

                                                                        Three Months                    Six Months
                                                                 --------------------------     --------------------------
For the periods ended June 30,                                      2001           2000            2001           2000
--------------------------------------------------------------   -----------    -----------     -----------    -----------
Number of Loans:
Balance at beginning of period................................         3,430          7,031           4,021          8,064
Acquisitions (1):
  Single  family residential loans............................            --          1,027              --          1,964
  Multi-family residential loans..............................            --              2              --              9
  Commercial real estate loans................................            --              2              --              6
  Other.......................................................            --             --              --              1
                                                                 -----------    -----------     -----------    -----------
                                                                          --          1,031              --          1,980
                                                                 -----------    -----------     -----------    -----------
Resolutions and repayments (2)................................          (156)          (316)           (391)          (678)
Loans transferred to real estate owned........................          (220)          (647)           (559)        (1,421)
Sales.........................................................          (659)          (736)           (676)        (1,582)
                                                                 -----------    -----------     -----------    -----------
Balance at end of period......................................         2,395          6,363           2,395          6,363
                                                                 ===========    ===========     ===========    ===========

(1) Acquisitions during the six months ended June 30, 2000 exclude certain commercial and multi-family loans which are accounted for as investments in real estate. See "Changes in Financial Condition - Investments in Real Estate."

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


     Payment Status of Discount Loans. The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated:

                                                     June 30,     December 31,
                                                       2001           2000
                                                   ------------   ------------
Principal Amount
Loans without Forbearance Agreements:
  Current.......................................   $    165,462   $    295,616
  Past due 31 days to 89 days...................          2,263          6,295
  Past due 90 days or more......................        159,637        295,226
                                                   ------------   ------------
     Subtotal...................................        327,362        597,137
                                                   ------------   ------------

Loans with Forbearance Agreements:
  Current.......................................          2,833          3,888
  Past due 31 days to 89 days...................          1,823          2,090
  Past due 90 days or more(1)...................         80,851         73,557
                                                   ------------   ------------
     Subtotal...................................         85,507         79,535
                                                   ------------   ------------
Total ..........................................   $    412,869   $    676,672
                                                   ============   ============

(1) For loans with forbearance agreements that are contractually past due 90 or more days, the following table indicates the payment status of the loans under the terms of their forbearance agreements:

                                                     June 30,     December 31,
                                                       2001           2000
                                                   ------------   ------------
  Current.......................................   $     61,092   $     50,719
  Past due 31 days to 89 days...................          8,892          2,278
  Past due 90 days or more......................         10,867         20,560
                                                   ------------   ------------
                                                   $     80,851   $     73,557
                                                   ============   ============


                                                     June 30,     December 31,
                                                       2001           2000
                                                   ------------   ------------
Percentage of Loans
Loans without Forbearance Agreements:
  Current.......................................          40.08%         43.69%
  Past due 31 days to 89 days...................           0.55           0.93
  Past due 90 days or more......................          38.67          43.63
                                                   ------------   ------------
     Subtotal...................................          79.30          88.25
                                                   ------------   ------------

Loans with Forbearance Agreements:
  Current.......................................           0.68           0.57
  Past due 31 days to 89 days...................           0.44           0.31
  Past due 90 days or more......................          19.58          10.87
                                                   ------------   ------------
     Subtotal...................................          20.70          11.75
                                                   ------------   ------------
Total...........................................         100.00%        100.00%
                                                   ============   ============

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


      The following table sets forth certain information relating to the Company's allowance for loan losses on discount loans as of the dates indicated:

                                                     June 30,     December 31,
                                                       2001           2000
                                                   ------------   ------------
Allowances for loan losses as a percentage of:
   Total loans..................................           7.72%          3.75%
   Total assets.................................           1.29%          0.93%

      See "Changes in Financial Condition - Allowance for Loan Losses" below for additional information regarding the allowance for discount loan losses.

      Match Funded Loans and Securities. Match funded loans and securities are comprised of the following at the dates indicated:

                                                     June 30,     December 31,
                                                       2001           2000
                                                   ------------   ------------
Single family residential loans (1).............   $     67,095   $     80,834
Allowance for loan losses.......................           (232)          (285)
                                                   ------------   ------------
  Match funded loans, net.......................         66,863         80,549
Match funded securities.........................         24,599         36,438
                                                   ------------   ------------
  Total.........................................   $     91,462   $    116,987
                                                   ============   ============

(1) Includes $4,182 and $2,831 of non-performing loans at June 30, 2001 and December 31, 2000, respectively.

      Match funded loans were securitized and transferred by OAC to a real estate mortgage investment conduit on November 13, 1998. The transfer did not qualify as a sale for accounting purposes. Accordingly, the proceeds received from the transfer are reported as a liability (bonds-match funded agreements). The $13,686 decline in the balance during the second quarter of 2001 was due to repayment of loan principal.

      Match funded securities resulted from the Company's transfer of four unrated residual securities to a trust on December 16, 1999 in exchange for non-recourse notes. The transfer did not qualify as a sale for accounting purposes. Accordingly, the amount of proceeds from the transfer are reported as a liability (bonds-match funded agreements). The decline of $11,839 in the balance during 2001 was due to principal repayments and amortization offset by a decrease in unrealized losses.

      For a glossary of the terms included in the tables below, see "Changes in Financial Condition -- Trading Securities."

      The match funded loans are secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loans were located at June 30, 2001:


Michigan........................................................   $    11,395
California......................................................         7,714
Texas...........................................................         4,727
Florida.........................................................         4,098
Massachusetts...................................................         3,683
Other (1).......................................................        35,478
                                                                   -----------
Total...........................................................   $    67,095
                                                                   ===========

(1) Consists of properties located in 41 other states, none of which aggregated over $2,711 in any one state.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


      The following tables detail the Company's match funded securities at June 30, 2001, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors:

                                                                                                 Over
                                          Class                      Collateral Balance    Collateralization
                               Issue   Designation     Rating        ------------------        Level at       Product Type at
 Securitization    Security     Date      Letter      Agencies       Issuance     6/30/01      6/30/01            6/30/01
------------------------------------------------------------------------------------------------------------ ------------------
SASCO 1998-2 (1)      X        Jan-98       NR       S&P, Fitch   $    600,052   $  131,116      2.20% OC    57% Fixed, 43% ARM
SASCO 1998-3 (1)      X        Mar-98       NR       S&P, Fitch        769,671      150,343      3.50% OC    78% Fixed, 22% ARM
MLMI 1998-FFI (2)     X        Jun-98       NR       S&P, Fitch        198,155       26,962     10.45% OC    100% ARM
LHELT 1998-2 (3)      X        Jun-98       NR     Moody's, Fitch      209,225       71,900      7.98% OC    48% Fixed, 52% ARM
                                                                  ------------   ----------
                                                                  $  1,777,103   $  380,321
                                                                  ============   ==========


                                                                                 Actual        Actual
                                     Weighted       Weighted       Actual        Life to       Life to
                                     Average         Average     Delinquency      Date          Date             Yield to
                                  Interest Rate      LTV at           at         CPR at       Losses at        Maturity at
  Securitization      Security      at 6/30/01       6/30/01       6/30/01       6/30/01       6/30/01       Purchase 6/30/01
------------------ -------------- ------------- ---------------- ----------- --------------- ------------ -----------------------
SASCO 1998-2             X             11.38%         84.27%         23.28%        35.50%      $ 14,384       16.00%     2.59%
SASCO 1998-3             X             11.41          85.19          27.77         39.13         13,448       17.04     (3.18)
MLMI 1998-FFI            X             11.63          75.48          33.75         47.29          1,746       18.57      3.42
LHELT 1998-2             X             10.73            N/A          20.00         28.71          3,270       18.55     14.56

Issuers:
(1) Structured Asset Securities Corp.
(2) Merrill Lynch Mortgage Investors, Inc.
(3) Lehman Home Equity Loan Trust

      The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie the Company's match-funded securities at June 30, 2001:

Description                      California     Florida     Illinois     Washington      Oregon      Other (1)       Total
-----------                      ----------    ---------    ---------    ----------     ---------    ----------    ----------
Single family residential.....   $   58,608    $  42,871    $  16,834    $   16,947     $  14,699    $  219,652    $  369,611
Multi-family..................        2,357          853          756            --           873         5,871        10,710
                                 ----------    ---------    ---------    ----------     ---------    ----------    ----------
Total ........................   $   60,965    $  43,724    $  17,590    $   16,947     $  15,572    $  225,523    $  380,321
                                 ==========    =========    =========    ==========     =========    ==========    ==========

Percentage (2)................        16.03%       11.50%        4.63%         4.46%         4.09%        59.29%       100.00%
                                 ==========    =========    =========    ==========     =========    ==========    ==========

(1) Consists of properties located in 45 other states, none of which aggregated over $14,450 in any one state.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

      The following table presents additional information regarding match funded securities at June 30, 2001:

                                                                                                                 Anticipated
                                                                              Original   Anticipated               Weighted
                                                                            Anticipated    Yield to                Average
                                                                              Yield to   Maturity at              Remaining
                                               Fair Value    Percent Owned    Maturity   6/30/01 (1)    Coupon     Life(2)
                                               ----------    -------------    --------   -----------    ------     -------
Match-funded securities......................   $24,599         100.00%         17.66%       3.87%        N/A     5.10 years
                                                =======

(1) Changes in the June 30, 2001 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and, to a lesser extent, loss assumptions.

(2) Equals the weighted average duration based on the June 30, 2001 book value.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


      Allowances for Loan Losses. The Company maintains an allowance for loan losses for each of its loan, discount loan and match funded loan portfolios at a level which management considers adequate to provide for inherent losses in each portfolio based upon an evaluation of known and inherent risks in such portfolios. The following table sets forth the breakdown of the allowance for loan losses on the Company's loan portfolio, discount loans and match funded loans by loan category and the percentage of allowance and loans in each category to totals in the respective portfolios at the dates indicated:

                                            June 30, 2001                                    December 31, 2000
                           -----------------------------------------------      -----------------------------------------------
                                 Allowance               Loan Balance              Allowance                Loan Balance
                           ----------------------    ---------------------      --------------------    -----------------------
                            Amount       Percent      Amount      Percent        Amount     Percent      Amount        Percent
                           ---------    ---------    ---------   ---------      ---------  ---------    ---------     ---------
Loan portfolio:
   Single family........   $       2          0.1%   $     469         0.6%     $      10        0.4%   $     812           0.8%
   Multi-family.........       1,106         37.6       25,220        31.5            993       41.2       38,942          40.6
   Commercial real
   estate...............       1,832         62.3       54,356        67.9          1,405       58.4       56,068          58.6
                           ---------    ---------    ---------   ---------      ---------  ---------    ---------     ---------
                           $   2,940        100.0%   $  80,045       100.0%     $   2,408      100.0%   $  95,822         100.0%
                           =========    =========    =========   =========      =========  =========    =========     =========
Discount loans:
   Single family........   $   9,071         35.3%   $ 123,360        37.1%     $   3,483       16.7%   $ 215,698          38.7%
   Multi-family.........         666          2.6       13,087         3.9          1,805        8.6      100,414          18.0
   Commercial real
   estate...............       5,566         21.7      182,815        55.0          6,813       32.7      223,599          40.2
   Unsecured............      10,376         40.4       13,359         4.0          8,770       42.0       17,188           3.1
                           ---------    ---------    ---------   ---------      ---------  ---------    ---------     ---------
                           $  25,679        100.0%   $ 332,621       100.0%     $  20,871      100.0%  $  556,899         100.0%
                           =========    =========    =========   =========      =========  =========   ==========     =========

Match funded loans:
   Single family........   $     232        100.0%   $  67,096       100.0%     $     285      100.0%  $   80,834         100.0%
                           =========    =========    =========   =========      =========   ========   ==========     =========

      The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

      The following table sets forth an analysis of activity in the allowance for loan losses relating to the Company's loan portfolio, discount loan portfolio and match funded loans during the six months ended June 30, 2001:

                                                    Balance                                                        Balance
                                                  December 31,                                                     June 30,
                                                     2000         Provision      Charge-offs      Recoveries         2001
                                                  ------------   -----------     -----------      ----------      ----------
Loan portfolio:
   Single family.............................      $       10     $      165      $     (173)     $       --      $        2
   Multi-family..............................             993            985            (872)             --           1,106
   Commercial real estate....................           1,405            936            (509)             --           1,832
                                                   ----------     ----------      ----------      ----------      ----------
                                                   $    2,408     $    2,086      $   (1,554)     $       --      $    2,940
                                                   ==========     ==========      ==========      ==========      ==========
Discount loans:
   Single family.............................      $    3,483     $    8,853      $   (3,342)     $       77      $    9,071
   Multi-family..............................           1,805         (1,139)             --              --             666
   Commercial................................           6,813          6,828          (8,075)             --           5,566
   Unsecured.................................           8,770          1,606              --              --          10,376
                                                   ----------     ----------      ----------      ----------      ----------
                                                   $   20,871     $   16,148      $  (11,417)     $       77      $   25,679
                                                   ==========     ==========      ==========      ==========      ==========

Match funded loans:
   Single family.............................      $      285     $      183      $     (236)     $       --      $      232
                                                   ==========     ==========      ==========      ==========      ==========

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

      The following table sets forth certain information relating to the Company's real estate owned at the dates indicated:

                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------
Discount loan portfolio:
   Single family residential...................    $     34,566    $     55,751
   Multi-family residential....................              --             149
   Commercial real estate......................          93,971          88,214
                                                   ------------    ------------
       Total...................................         128,537         144,114
Loan portfolio.................................             426           1,384
Loans available for sale.......................              79             921
                                                   ------------    ------------
       Total...................................    $    129,042    $    146,419
                                                   ============    ============

      The following table sets forth certain geographical information by type of property at June 30, 2001 related to the Company's real estate owned:

                                            Single Family Residential     Commercial Real Estate              Total
                                            -------------------------    ------------------------    ------------------------
                                                             No. of                      No. of                      No. of
                                              Amount       Properties      Amount      Properties      Amount      Properties
                                            ----------     ----------    ----------    ----------    ----------    ----------
Florida.................................     $   1,935            32      $  52,121            4      $  54,056           36
Michigan................................         3,196            78         19,071            1         22,267           79
Georgia.................................         1,067            12         14,361            1         15,428           13
Minnesota...............................           462            10          4,808            1          5,270           11
Pennsylvania............................         3,299            86             --           --          3,299           86
Other (1)...............................        24,686           514          4,036            4         28,722          518
                                             ---------      --------      ---------     --------      ---------     --------
   Total................................     $  34,645           732      $  94,397           11      $ 129,042          743
                                             =========      ========      =========     ========      =========     ========

(1) Consists of properties located in 41 other states, none of which aggregated over $3,061 in any one state.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


      The following tables set forth the activity in the real estate owned during the periods indicated:

                                                                       Three Months                     Six Months
                                                                ---------------------------     --------------------------
For the periods ended June 30,                                     2001            2000            2001           2000
-------------------------------------------------------------   -----------     -----------     -----------    -----------
Amount:
Balance at beginning of period...............................   $   136,267     $   185,498     $   146,419    $   167,506
Properties acquired through foreclosure or  deed-in-lieu
thereof:
  Discount loans.............................................        15,423          52,631          65,331        124,066
  Loans available for sale...................................            --             934             227          4,063
  Loan portfolio.............................................            --             431              --            705
  Less discount transferred..................................        (5,780)        (16,771)        (25,012)       (37,014)
                                                                -----------     -----------     -----------    -----------
                                                                      9,643          37,225          40,546         91,820
                                                                -----------     -----------     -----------    -----------
Acquired in connection with acquisitions of discount loans...            --           5,002              --          8,593
Sales........................................................       (16,961)        (43,186)        (60,264)       (81,390)
Decrease (increase) in valuation allowance...................            93          (1,863)          2,341         (3,853)
                                                                -----------     -----------     -----------    -----------
Balance at end of period.....................................   $   129,042     $   182,676     $   129,042    $   182,676
                                                                ===========     ===========     ===========    ===========


                                                                        Three Months                    Six Months
                                                                ---------------------------     --------------------------
For the periods ended June 30,                                      2001           2000            2001            2000
-------------------------------------------------------------   -----------     -----------     -----------    -----------
Number of Properties:
Balance at beginning of period................................           994          1,716           1,298           1,672
Properties acquired through foreclosure or deed-in-lieu
thereof:
  Discount loans..............................................           220            647             559           1,421
  Loans available for sale....................................            --             18               4              39
  Loan portfolio..............................................            --              2              --               5
                                                                 -----------    -----------     -----------     -----------
                                                                         220            667             563           1,465
                                                                 -----------    -----------     -----------     -----------
Acquired in connection with acquisitions of discount loans....            --            154              --             157
Sales.........................................................          (471)          (805)         (1,118)         (1,562)
                                                                 -----------    -----------     -----------     -----------
Balance at end of period......................................           743          1,732             743           1,732
                                                                 ===========    ===========     ===========     ===========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


      The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated:

                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------
One to two months.............................     $      8,364    $     17,832
Three to four months..........................           26,419          11,450
Five to six months............................            5,663           9,494
Seven to 12 months............................            9,262          18,426
Over 12 months................................           79,334          89,217
                                                   ------------    ------------
                                                   $    129,042    $    146,419
                                                   ============    ============

      The Company actively manages its real estate owned. Sales of real estate owned resulted in losses, net of the provision for loss in fair value, of $(375) and $(180) during the three and six months ended June 30, 2001, respectively, as compared to $(625) and $(5,281) during the three and six months ended June 30, 2000, respectively, which are included in determining the Company's (loss) income on real estate owned. The average period during which the Company held the $60,264 and $81,390 of real estate owned which was sold during the six months ended June 30, 2001 and 2000 was 9 and 6 months, respectively.

      The following table sets forth the activity, in the aggregate, in the valuation allowances on real estate owned during the periods indicated:

                                                                        Three Months                       Six Months
                                                                 ----------------------------      ----------------------------
For the periods ended June 30,                                      2001             2000             2001             2000
------------------------------------------------------------     -----------      -----------      -----------      -----------
Balance at beginning of period..............................     $    15,894      $    19,171      $    18,142      $    17,181
Provisions for losses ......................................           3,522            7,752            9,703           16,964
Charge-offs and sales.......................................          (3,615)          (5,889)         (12,044)         (13,111)
                                                                 -----------      -----------      -----------      -----------
Balance at end of period....................................     $    15,801      $    21,034      $    15,801      $    21,034
                                                                 ===========      ===========      ===========      ===========

Valuation allowance as a percentage of total gross real
   estate owned (1).........................................           10.91%           10.33%           10.91%           10.33%

(1) At December 31, 2000, the valuation allowance as a percentage of total gross real estate owned was 11.02%.

      Deferred Tax Asset, Net. The following table provides details of the Company's net deferred tax asset as of the dates indicated:

                                                                      June 30,   December 31,
                                                                        2001         2000

Deferred tax asset, net of deferred tax liabilities                   $165,251     $154,864
                                                                      --------     --------
Valuation allowance:
   OAC purchase accounting adjustment                                   36,771       36,771
   Allowance on deferred tax asset arising prior to January 1, 2001     40,102       22,102
   Allowance on deferred tax asset arising after January 1, 2001        10,387           --
                                                                      --------     --------
                                                                        87,260       58,873
                                                                      --------     --------

Deferred tax asset, net                                               $ 77,991     $ 95,991
                                                                      ========     ========

The $18,000 net decrease in the deferred tax asset during 2001 was due to an increase in the valuation allowance applicable to deferred tax assets that arose prior to January 1, 2001 resulting from the Company's evaluation of the future realizability of the deferred tax asset. Additions to the deferred tax asset after December 31, 2001 are fully provided for in the allowance. Depending on the results of operations in future periods, additional allowances may be required or the valuation allowance may be reversed to income to the extent the deferred tax assets are realizable as a reduction of taxes otherwise payable. See "Income Tax (Expense) Benefit."

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


      Advances on Loans and Loans Serviced for Others. Advances related to loan portfolios and loans serviced for others consisted of the following at the dates indicated:

                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------
Loan Portfolios:
   Taxes and insurance........................     $      8,139    $     11,168
   Other......................................            9,983          11,840
                                                   ------------    ------------
                                                         18,122          23,008
Loans Serviced for Others:
   Principal and interest.....................           86,441          95,191
   Taxes and insurance........................           88,218          64,159
   Other (1)..................................          157,131          44,697
                                                   ------------    ------------
                                                        331,790         204,047
                                                   ------------    ------------
                                                   $    349,912    $    227,055
                                                   ============    ============

(1) The increase in other advances on loans serviced for others is principally the result of servicing advances purchased in connection with the acquisition of loans serviced for others under servicing agreements entered into during six months ended June 30, 2001.

      Mortgage Servicing Rights. The unamortized balance of mortgage servicing rights amounted to $82,928 and $51,426 at June 30, 2001 and December 31, 2000, respectively. The $31,502 increase during the six months ended June 30, 2001 was due to $43,263 of purchases, offset by $11,761 of amortization.

      Deposits. The following table sets forth information related to the Company's deposits at the dates indicated:

                                                                           June 30, 2001                December 31, 2000
                                                                   ----------------------------   ---------------------------
                                                                                     % of Total                    % of Total
                                                                       Amount         Deposits        Amount        Deposits
                                                                   -------------    -----------   -------------   -----------
Non-interest bearing checking accounts and escrows..............   $      98,122            9.4%  $      69,840           5.5%
NOW and money market checking accounts..........................          11,577            1.1          14,669           1.2
Savings accounts................................................           1,261            0.1           1,274           0.1
                                                                   -------------    -----------   -------------   -----------
                                                                         110,960           10.6          85,783           6.8
                                                                   -------------                  -------------

Certificates of deposit.........................................         935,972                      1,176,566
Unamortized deferred fees.......................................          (2,569)                        (3,989)
                                                                   -------------                  -------------
Total certificates of deposit (1)...............................         933,403           89.4       1,172,577          93.2
                                                                   -------------    -----------   -------------   -----------
   Total deposits...............................................   $   1,044,363          100.0%  $   1,258,360         100.0%
                                                                   =============    ===========   =============   ===========

(1)   Included $798,599 and $964,443 at June 30, 2001 and December 31, 2000,
      respectively, of deposits originated through national, regional and local investment banking firms which solicit deposits from their customers, all of which are non-cancelable.

      At June 30, 2001 and December 31, 2000, certificates of deposit issued on an uninsured basis (greater than $100) amounted to $75,894 and $75,417, respectively. Of the $75,894 of uninsured deposits at June 30, 2001, $13,582 were from political subdivisions in New Jersey and secured or collateralized as required under state law.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


      Bonds-Match Funded Agreements. Bonds-match funded agreements were comprised of the following at the dates indicated:

                                                                                        June 30, 2001      December 31, 2000
                                                                                      -----------------    -----------------
OAIC Mortgage Residential Securities Holdings, LLC..............................       $        57,186      $        72,101
Ocwen NIMS Corp. ...............................................................                23,635               34,949
                                                                                       ---------------      ---------------
                                                                                       $        80,821      $       107,050
                                                                                       ===============      ===============

      The $26,229 decline in total bonds-match funded agreements during the six months ended June 30, 2001 was due to principal repayments offset by discount amortization.

      Obligations Outstanding Under Lines of Credit. The Company has obtained secured line of credit arrangements from unaffiliated financial institutions as follows at the dates indicated:

                             Balance           Amount of          Committed          Maturity
        Entity             Outstanding          Facility            Amount             Date             Interest Rate(1)
----------------------  -----------------  -----------------  -----------------  ----------------  -------------------------
June 30, 2001:
   OAC (2)...........       $   32,714        $  200,000          $  115,580       June 2002       LIBOR + 240 basis points

   OFB (3)...........           54,034           100,000              54,034      April 2002       LIBOR + 200 basis points
                                17,797           200,000              17,797       July 2001       LIBOR + 225 basis points
                            ----------        ----------          ----------
                            $  104,545        $  500,000          $  187,411
                            ==========        ==========          ==========

December 31, 2000:
   OAC (2)...........       $   32,933        $  200,000          $  115,580       June 2001       LIBOR + 240 basis points
                            ===========

(1) 1-month LIBOR was 3.86% and 6.57% at June 30, 2001 and December 31, 2000, respectively.

(2)   Used to fund real estate investments and commercial construction loans.

(3) Used to fund servicing advances purchased in connection with the acquisition of loans serviced for others under servicing agreements. These facilities were entered into in April, 2001. The line of credit maturing July 2001 was subsequently extended to September 2001.

      Notes, Debentures and Other Interest-Bearing Obligations. Notes, debentures and other interest-bearing obligations mature as follows:

                                                                                               June 30,         December 31,
                                                                                                 2001              2000
                                                                                              -----------       -----------
2003:
11.875% Notes due October 1............................................................       $    95,850       $   100,050
2004:
Loan due May 24 (LIBOR plus 250 basis points)..........................................             6,235             6,235
2005:
12% Subordinated Debentures due June 15................................................            67,000            67,000
11.5% Redeemable Notes due July 1......................................................                45                45
                                                                                              -----------       -----------
                                                                                              $   169,130       $   173,330
                                                                                              ===========       ===========

      The $4,200 decline in the balance of the 11.875% Notes during the six months ended June 30, 2001 is due to repurchases. These repurchases occurred during the first quarter of 2001 and resulted in an extraordinary gain of $61, net of tax ($97 before taxes). See "Results of Operations - Extraordinary Gain on Repurchases of Debt, Net of Taxes."

      Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. The outstanding balance of the 10.875% Capital Securities amounted to $61,159 at June 30, 2001, a decline of $18,371 from the balance outstanding at December 31, 2000. During the six months ended June 30, 2001, the Company

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


repurchased $18,371 of its Capital Securities in the open market, resulting in an extraordinary gain of $3,722 ($2,345 net of taxes). See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof (which is incorporated herein by reference) and "Results of Operations - Extraordinary Gain on Repurchases of Debt, Net of Taxes."

      Stockholders' Equity. Stockholders' equity decreased $44,731 or 9% during the six months ended June 30, 2001. The decrease was primarily due to a net loss of $44,957 during the six months ended June 30, 2001. See Consolidated Statements of Changes in Stockholders' Equity of the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference) and "Results of Operations - Extraordinary Gain on Repurchases of Debt, Net of Taxes."

Liquidity, Commitments and Off-Balance Sheet Risks

      The primary sources of funds for liquidity consist of deposits, FHLB advances, reverse repurchase agreements, lines of credit and maturities and payments of principal and interest on loans and securities, proceeds from sales thereof and servicing fees.

      Sources of liquidity include certificates of deposit obtained primarily from wholesale sources. At June 30, 2001, the Company had $933,403 of certificates of deposit, net of deferred fees, including $798,599 of brokered certificates of deposit obtained through national, regional and local investment banking firms, all of which are non-cancelable. At the same date, scheduled maturities of certificates of deposit during the 12 months ending March 31, 2002 and 2003, and thereafter amounted to $662,631, $123,422 and $147,350, respectively.

      Sources of borrowings include FHLB advances, which are required to be secured by single family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. At June 30, 2001, the Company was eligible to borrow up to an aggregate of $50,995 from the FHLB of New York (subject to the availability of acceptable collateral) and had $13,543 of residential loans and $41,712 of short duration CMOs (all of which were held by the Bank) pledged as security for any such advances. At June 30, 2001, the Company had contractual relationships with 11 brokerage firms and the FHLB of New York pursuant to which it could obtain funds from reverse repurchase agreements. At June 30, 2001, the Company had $293,434 of unrestricted cash and cash equivalents and $20,368 of short duration CMOs that could be used to secure additional borrowings. At June 30, 2001, the Company had no outstanding FHLB advances or reverse repurchase agreements.

      Sources of borrowing also include lines of credit. At June 30, 2001, the Company, through OAC, had a line of credit of $200,000 ($115,580 committed). The Company had $32,714 outstanding at June 30, 2001 under this line of credit.

      On April 18, 2001, the Company, through OFB, executed a Receivables Financing Facility agreement with Greenwich, whereby the Company has agreed to finance at least $200,000 of servicing advances with Greenwich over the course of the next two years. The Company had $17,797 outstanding at June 30, 2001 under this agreement.

      At April 20, 2001, the Company, through OFB, executed a Loan and Security Agreement with CSFB whereby the Company may borrow up to $100,000 over the next year collateralized by certain of the Company's servicing advances. At June 30, 2001, the Company had $54,034 outstanding under this agreement.

      The Company believes that its existing sources of liquidity, including internally generated funds, will be adequate to fund planned activities for the foreseeable future. Moreover, the Company continues to evaluate other sources of liquidity, such as lines of credit from unaffiliated parties, which will enhance the management of its liquidity and the costs thereof.

      The Company's operating activities provided $100,500 of cash flows and used $(87,055) of cash flows during the six months ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2001, cash flows used by operating activities primarily related to net increases in servicing advances. Cash flows were provided primarily by proceeds from the sale of trading securities and maturities and principal repayments received thereon. The increase in net cash flows provided by operating activities during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, was due primarily to the increase in cash provided by trading securities offset by increases in advances on loans and loans serviced for others due to increases in the number and amount of loans serviced for others.

      The Company's investing activities provided cash flows totaling $243,449 and used $(189,714) of cash flows during the six months ended June 30, 2001 and 2000, respectively. During these periods, cash flows from investing activities were used primarily to

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. (Dollars in
         thousands, except share data)
--------------------------------------------------------------------------------


purchase securities available for sale, discount loans, mortgage servicing rights and real estate held for investment. Cash flows from investing activities were provided primarily by proceeds from sales of and principal payments received on discount loans and securities available for sale and proceeds from sales of real estate owned. The increase in net cash provided by investing activities during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 was due primarily to a decline in purchases of securities available for sale (reclassified to trading), discount loans and real estate held for investment (primarily loans accounted for as investments in real estate).

      The Company's financing activities used cash flows of $(186,787) and provided cash flows of $113,729 during the six months ended June 30, 2001 and 2000, respectively. Cash flows utilized in connection with financing activities were primarily related to a decline in deposits, changes in the balance of securities sold under agreements to repurchase, repayment of bonds-match funded agreements, proceeds from and repayment of lines of credit and repurchases of debt and common stock. The decline in cash flow from financing activities is principally related to a decrease in cash flow provided by securities sold under agreements to repurchase.

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

      At June 30, 2001, the Company had commitments of $6,464 related to the funding of construction loans. Management believes that the Company has adequate resources to fund all such unfunded commitments to the extent required and that substantially all of such unfunded commitments will be funded during 2001. See
Note 10 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference).

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

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk. (Dollars in thousands)
--------------------------------------------------------------------------------


      The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2001. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, performing discount loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature, (ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, (iv) NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies of each such category of deposit by the Company, and (v) escrow deposits and other non-interest bearing checking accounts, which amounted to $98,122 at June 30, 2001, are excluded. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                                  June 30, 2001
                                                     ------------------------------------------------------------------------
                                                                                    More Than
                                                     Within Three     Four to       One Year to    Three Years
                                                        Months     Twelve Months    Three Years     and Over         Total
                                                     ------------  -------------   ------------   ------------   ------------
Rate-Sensitive Assets:
  Interest-earning deposits......................    $      9,517   $         --   $         --   $         --   $      9,517
  Federal funds sold.............................         249,000             --             --             --        249,000
  Trading securities.............................          18,433         40,531         36,119         55,047        150,130
  Loans available for sale (1)...................             184          1,784            600          1,882          4,450
  Investment securities, net.....................          13,257             --             --             --         13,257
  Loan portfolio, net (1)........................          54,520         20,984          1,350            251         77,105
  Discount loan portfolio, net (1)...............          68,107        120,583         68,525         49,727        306,942
  Match funded loans and securities (1)..........          20,875         29,271         12,242         29,074         91,462
                                                     ------------   ------------   ------------   ------------   ------------
   Total rate-sensitive assets...................         433,893        213,153        118,836        135,981        901,863
                                                     ------------   ------------   ------------   ------------   ------------
Rate-Sensitive Liabilities:
  NOW and money market checking deposits.........           9,986            183            391          1,017         11,577
  Savings deposits...............................              82            182            359            638          1,261
  Certificates of deposit........................         189,619        473,012        200,626         70,146        933,403
                                                     ------------   ------------   ------------   ------------   ------------
  Total interest-bearing deposits................         199,687        473,377        201,376         71,801        946,241
  Bond-match funded loan agreements..............          62,474          5,768          7,269          5,310         80,821
  Obligations outstanding under lines of credit..         104,545             --             --             --        104,545
  Notes, debentures and other....................           6,235             --         95,850         67,045        169,130
                                                     ------------   ------------   ------------   ------------   ------------
   Total rate-sensitive liabilities..............         372,941        479,145        304,495        144,156      1,300,737
                                                     ------------   ------------   ------------   ------------   ------------
Interest rate sensitivity gap excluding financial
  instruments....................................          60,952       (265,992)      (185,659)        (8,175)      (398,874)
Financial Instruments:
Interest rate caps...............................              --             --            207             --            207
Interest rate floors.............................               4             14            149            127            294
                                                     ------------   ------------   ------------   ------------   ------------
Total rate-sensitive financial instruments.......               4             14            356            127            501
                                                     ------------   ------------   ------------   ------------   ------------
Interest rate sensitivity gap including financial
  instruments....................................    $     60,956   $   (265,978)  $   (185,303)  $     (8,048)  $   (398,373)
                                                     ============   ============   =============  ============   ============

Cumulative interest rate sensitivity gap.........    $     60,956   $   (205,022)  $   (390,325)  $   (398,373)
                                                     ============   ============   ============   ============
Cumulative interest rate sensitivity gap as a
  percentage of total rate-sensitive assets......            6.76%        (22.73)%       (43.28)%       (44.17)%

(1)   Balances have not been reduced for non-performing loans.

      The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates and hypothetical interest rate scenarios. An institution's NPV Ratio for a given interest rate scenario is calculated by dividing the NPV that

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk. (Dollars in thousands)
--------------------------------------------------------------------------------


would result in that scenario by the present value of the institution's assets in that same scenario. The hypothetical scenarios are represented by immediate, permanent, parallel movements (shocks) in the term structure of interest rates of plus and minus 100, 200 and 300 basis points from the actual term structure observed at quarter end. The current NPV Ratio for each of the seven rate scenarios and the corresponding limits approved by the Board of Directors, and as applied to OCN, are as follows at June 30, 2001:

                                     Board Limits                Current
 Rate Shock in basis points      (minimum NPV Ratios)          NPV Ratios
---------------------------- ---------------------------- ---------------------
            +300                         5.00%                   25.80%
            +200                         6.00%                   25.67%
            +100                         7.00%                   25.54%
              0                          8.00%                   25.51%
            -100                         7.00%                   25.56%
            -200                         6.00%                   25.68%
            -300                         5.00%                   25.87%

      The Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and NPV and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by the Board of Directors, and as applied to OCN. The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. The base interest rate scenario assumes interest rates at June 30, 2001. Actual results could differ significantly from the OCN results estimated in the following table:

                                               Estimated Changes in
                             --------------------------------------------------
 Rate Shock in basis points          Net Interest                  NPV
---------------------------- ---------------------------- ---------------------
            +300                        19.50%                   (1.20)%
            +200                        13.00%                   (0.95)%
            +100                         6.50%                   (0.73)%
              0                            --%                      --%
            -100                        (6.50)%                   1.18%
            -200                       (13.00)%                   2.68%
            -300                       (19.50)%                   4.44%

      The Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. These techniques include interest rate exchange or "swap" agreements, interest rate caps and floors and foreign currency futures contracts.

      Interest Rate Risk Management. The Company utilizes interest rate swaps to protect against the increase in borrowing cost from a short-term, fixed-rate liability, such as a line of credit, in an increasing interest-rate environment. The Company had outstanding interest rate swaps with an aggregate notional amount of $33,000 at December 31, 2000, which matured in April 2001.

      In addition, the Company purchased amortizing caps and floors to hedge its interest rate exposure relating to mortgage servicing rights and match funded loans and securities. The Company had entered into caps and floors with an aggregate notional amount of $133,592 and $47,493, respectively, at June 30, 2001, as compared to caps and floors with an aggregate notional amount of $141,674 and $37,787, respectively, at December 31, 2000.

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

      The Company's hedges, the related investments in foreign subsidiaries, and the net exposures as of June 30, 2001 and December 31, 2000 were as follows:

                                            Investment                Hedge                Net Exposure
                                       --------------------    --------------------    --------------------
June 30, 2001:
UK residuals.......................         $       26,189          $       24,373          $       (1,816)
Nova Scotia Shopping Center........         $       22,290          $       21,684          $         (606)

December 31, 2000:
UK residuals.......................         $       23,329          $       22,236          $       (1,003)
Nova Scotia Shopping Center........         $       21,913          $       22,423          $          510

      The net exposures are subject to gain or loss if foreign currency exchange rates fluctuate. See the "Foreign Currency Management" section of Note 6 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference) for additional disclosures regarding the Company's foreign currency derivative financial instruments.

Forward-Looking Statements

Certain statements contained herein are not, and certain statements contained in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period(s) or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "estimate," "expect," "foresee," "intend," "may," "plan," "propose," "prospective," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although the Company believes the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, international, national, regional or local economic environments (particularly in the market areas where the Company operates), government fiscal and monetary policies (particularly in the market areas where the Company operates), prevailing interest or currency exchange rates, effectiveness of interest rate, currency and other hedging strategies, laws and regulations affecting financial institutions, investment companies and real estate (including regulatory fees, capital requirements, access for disabled persons and environmental compliance), uncertainty of foreign laws, competitive products, pricing and conditions (including from competitors that have significantly greater resources than the Company), credit, prepayment, basis, default, subordination and asset/liability risks, loan servicing effectiveness, ability to identify acquisitions and investment opportunities meeting the Company's investment strategy, the course of negotiations and the ability to reach agreement with respect to the material terms of any particular transaction, satisfactory due diligence results, satisfaction or fulfillment of agreed upon terms and conditions of closing or performance, the timing of transaction closings, software integration, development and licensing effectiveness, damage to the company's computer equipment and the information stored its data centers, availability of and costs associated with obtaining adequate and timely sources of liquidity, ability to repay or refinance indebtedness (at maturity or upon acceleration), to meet collateral calls by lenders (upon re-valuation of the underlying assets or otherwise), to generate revenues sufficient to meet debt service payments and other operating expenses, availability of discount loans and servicing rights for purchase, size of, nature of and yields available with respect to the secondary market for mortgage loans, financial, securities and securitization markets in general, adequacy of allowances for loan losses, changes in real estate conditions (including liquidity, valuation, revenues, rental rates, occupancy levels and competing properties), adequacy of insurance coverage in the event of a loss, other factors generally understood to affect the real estate acquisition, mortgage, servicing and leasing markets, securities investments and the software and technology industry, and other risks detailed from time to time in the Company's reports and filings with the Commission, including its periodic reports on Forms 10-Q, 8-K and 10-K and Exhibit 99.1, titled Risk Factors, to the Company's Form 10-K for the year ended December 31, 2000. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. The Company does not undertake, and specifically disclaims any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

   (b)    Reports on Form 8-K Filed during the Quarter Ended June 30, 2001.

      (1) A Form 8-K was filed by the Company on May 9, 2001 that contained a news release announcing the Company's financial results for the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    OCWEN FINANCIAL CORPORATION

                                    By: /s/ MARK S. ZEIDMAN
                                    ------------------------------
                                    Mark S. Zeidman,
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (On behalf of the Registrant and as its
                                    principal financial officer)

Date:   August 14, 2001