Form 10-Q
period 2001-09-30
OCWEN FINANCIAL CORP
filed 2001-11-14
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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


                                 (561) 682-8000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No   .
                                             ---    ---

Number of shares of Common Stock, $.01 par value, outstanding as of November 9, 2001: 67,289,313 shares

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q


                                    I N D E X
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Interim Consolidated Financial Statements (Unaudited)............    3

         Consolidated Statements of Financial Condition at September 30,
         2001 and December 31, 2000.......................................    3

         Consolidated Statements of Operations for the three and nine
         months ended September 30, 2001 and 2000.........................    4

         Consolidated Statements of Comprehensive (Loss) Income for the
         three and nine months ended September 30, 2001 and 2000..........    5

         Consolidated Statement of Changes in Stockholders' Equity for
         the nine months ended September 30, 2001.........................    6

         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2001 and 2000......................................    7

         Notes to Consolidated Financial Statements.......................    9

 .  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   62

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................   67

Item 6.  Exhibits and Reports on Form 8-K.................................   67

Signature.................................................................   69

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                                    September 30, 2001     December 31, 2000
                                                                                    ------------------     -----------------
Assets:
Cash and amounts due from depository institutions..............................      $         23,172       $         18,749
Interest earning deposits......................................................                18,564                134,987
Federal funds sold and repurchase agreements...................................               287,000                     --
Trading securities, at fair value:
  Collateralized mortgage obligations (AAA-rated)..............................               143,318                277,595
  Subordinates, residuals and other securities.................................                81,698                112,647
Loans available for sale, at lower of cost or market...........................                 1,339                 10,610
Real estate held for sale......................................................                33,588                 22,670
Low-income housing tax credit interests held for sale..........................                27,618                 87,083
Investment in real estate......................................................                99,379                122,761
Investments in low-income housing tax credit interests.........................                80,496                 55,729
Investment securities, at cost.................................................                 4,659                 13,257
Loan portfolio, net............................................................                73,650                 93,414
Discount loan portfolio, net...................................................               219,182                536,028
Match funded loans and securities, net.........................................                82,315                116,987
Investments in unconsolidated entities.........................................                   773                    430
Real estate owned, net.........................................................               121,865                146,419
Premises and equipment, net....................................................                44,472                 43,152
Income taxes receivable........................................................                28,551                 30,261
Deferred tax asset, net........................................................                12,919                 95,991
Advances on loans and loans serviced for others................................               303,089                227,055
Mortgage servicing rights......................................................                90,368                 51,426
Other assets...................................................................                62,393                 52,169
                                                                                     ----------------       ----------------
                                                                                     $      1,840,408       $      2,249,420
                                                                                     ================       ================
Liabilities and Stockholders' Equity
  Liabilities:
  Deposits.....................................................................      $        806,539       $      1,202,044
  Escrow deposits on loans and loans serviced for others.......................                92,344                 56,316
  Securities sold under agreements to repurchase...............................                66,434                     --
  Bonds - match funded agreements..............................................                73,660                107,050
  Obligations outstanding under lines of credit................................               110,573                 32,933
  Notes, debentures and other interest bearing obligations.....................               169,130                173,330
  Accrued interest payable.....................................................                20,178                 22,096
  Excess of net assets acquired over purchase price............................                22,916                 36,665
  Accrued expenses, payables and other liabilities.............................                31,391                 36,030
                                                                                     ----------------       ----------------
     Total liabilities.........................................................             1,393,165              1,666,464
                                                                                     ----------------       ----------------

  Company obligated, mandatorily redeemable securities of subsidiary trust
     holding solely junior subordinated debentures of the Company..............                61,159                 79,530

  Commitments and Contingencies (Note 11)

  Stockholders' equity:
   Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares
     issued and outstanding....................................................                    --                     --
   Common stock, $.01 par value; 200,000,000 shares authorized; 67,283,460 and
     67,152,363 shares issued and outstanding at September 30, 2001, and
     December 31, 2000, respectively...........................................                   673                    672
   Additional paid-in capital..................................................               224,090                223,163
   Retained earnings...........................................................               161,305                279,194
   Accumulated other comprehensive income, net of taxes:
     Net unrealized foreign currency translation (loss) gain...................                    16                    397
                                                                                     ----------------       ----------------
   Total stockholders' equity..................................................               386,084                503,426
                                                                                     ----------------       ----------------
                                                                                     $      1,840,408       $      2,249,420
                                                                                     ================       ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                                       Three Months                      Nine Months
                                                              -----------------------------     -----------------------------
For the periods ended September 30,                               2001             2000             2001             2000
----------------------------------------------------------    ------------     ------------     ------------     ------------
Net interest income:
  Income .................................................    $     18,594     $     45,287     $     68,629     $    143,832
  Expense ................................................          22,307           44,433           73,915          133,491
                                                              ------------     ------------     ------------     ------------
  Net interest income (expense) before provision for loan
    losses ...............................................          (3,713)             854           (5,286)          10,341
  Provision for loan losses ..............................            (388)           6,861           18,029           12,604
                                                              ------------     ------------     ------------     ------------
  Net interest expense after provision for loan
    losses ...............................................          (3,325)          (6,007)         (23,315)          (2,263)
                                                              ------------     ------------     ------------     ------------

Non-interest income:
  Servicing and other fees ...............................          35,952           25,318          100,809           72,043
  Gain (loss) on interest earning assets, net.............          (1,851)           1,453           (3,260)          17,717
  Gain (loss) on trading and match funded securities, net.           3,394           (2,406)          13,133           (2,406)
  Impairment charges on securities available for sale ....              --               --               --          (11,597)
  Loss on real estate owned, net .........................            (715)          (5,011)          (3,804)         (15,760)
  Gain (loss) on other non interest earning assets, net ..            (414)          16,682             (933)          21,864
  Net operating gains (losses) on investments in real
    estate ...............................................          (1,196)           9,543            2,068           23,894
  Amortization of excess of net assets acquired over
    purchase price .......................................           4,583            2,995           13,749            8,788
  Other income ...........................................           1,989              962            6,472            3,172
                                                              ------------     ------------     ------------     ------------
                                                                    41,742           49,536          128,234          117,715
                                                              ------------     ------------     ------------     ------------
Non-interest expense:
  Compensation and employee benefits .....................          21,531           22,134           63,775           61,114
  Occupancy and equipment ................................           3,055            3,141            9,322            9,356
  Technology and communication costs .....................           5,675            6,344           21,379           17,718
  Loan expenses ..........................................           4,192            3,583           11,262           10,500
  Net operating losses on investments in certain
    low-income housing tax credit interests ..............           4,005            3,691           11,823            6,030
  Amortization of excess of purchase price over net assets
    acquired .............................................             778              778            2,334            2,346
  Professional services and regulatory fees ..............           3,882            2,425           11,632            9,016
  Other operating expenses ...............................           1,484            2,604            6,787            8,538
                                                              ------------     ------------     ------------     ------------
                                                                    44,602           44,700          138,314          124,618
                                                              ------------     ------------     ------------     ------------
Distributions on Company-obligated, mandatorily redeemable
    securities of subsidiary trust holding solely junior
    subordinated debentures of the Company ...............           1,663            2,730            5,413            8,842
Equity in income (losses) of investments in unconsolidated
    entities .............................................             (84)            (893)             100           (4,965)
                                                              ------------     ------------     ------------     ------------
Loss before income taxes and extraordinary gain ..........          (7,932)          (4,794)         (38,708)         (22,973)

Income tax benefit (expense) .............................         (65,000)           1,486          (81,587)           7,122
                                                              ------------     ------------     ------------     ------------
Loss before extraordinary gain ...........................         (72,932)          (3,308)        (120,295)         (15,851)
Extraordinary gain on repurchase of debt, net of taxes ...              --            2,628            2,406            8,674
                                                              ------------     ------------     ------------     ------------
Net loss .................................................    $    (72,932)    $       (680)    $   (117,889)    $     (7,177)
                                                              ============     ============     ============     ============

Earnings (loss) per share:
  Basic:
    Loss before extraordinary gain .......................    $      (1.08)    $      (0.05)    $      (1.79)    $      (0.24)
    Extraordinary gain ...................................              --             0.04             0.04             0.13
                                                              ------------     ------------     ------------     ------------
    Net loss .............................................    $      (1.08)    $      (0.01)    $      (1.75)    $      (0.11)
                                                              ============     ============     ============     ============

  Diluted:
    Loss before extraordinary gain .......................    $      (1.08)    $      (0.05)    $      (1.79)    $      (0.24)
    Extraordinary gain ...................................              --             0.04             0.04             0.13
                                                              ------------     ------------     ------------     ------------
    Net loss .............................................    $      (1.08)    $      (0.01)    $      (1.75)    $      (0.11)
                                                              ============     ============     ============     ============

Weighted average common shares outstanding:
  Basic ..................................................      67,269,343       67,152,363       67,206,688       67,519,428
                                                              ============     ============     ============     ============

  Diluted ................................................      67,269,343       67,152,363       67,206,688       67,519,428
                                                              ============     ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                             (Dollars in thousands)

                                                                          Three Months                    Nine Months
                                                                      -----------------------     -----------------------
For the periods ended September 30,                                      2001          2000          2001          2000
------------------------------------------------------------------    ---------     ---------     ---------     ---------
Net loss .........................................................    $ (72,932)    $    (680)    $(117,889)    $  (7,177)
                                                                      ---------     ---------     ---------     ---------
Other comprehensive (loss) income, net of taxes:
  Reclassification adjustment to unrealized income
    (loss) on securities available for sale for gains
    recognized in other comprehensive loss in prior years.........           --         1,295            --          (163)
                                                                      ---------     ---------     ---------     ---------
  Net change in unrealized loss on securities available for
    sale (1) .....................................................           --         1,295            --          (163)
                                                                      ---------     ---------     ---------     ---------

  Change in unrealized foreign currency translation adjustment
    arising during the period (2) ................................          127           491          (381)          864
                                                                      ---------     ---------     ---------     ---------

  Change in accounting principle for derivative financial ........           --            --            59            --
    instruments
  Adjustment to unrealized gain on derivative financial
    instruments ..................................................           --            --           (59)           --
                                                                      ---------     ---------     ---------     ---------
  Change in unrealized gain on derivative financial instruments...           --            --            --            --
                                                                      ---------     ---------     ---------     ---------
  Other comprehensive income (loss) ..............................          127         1,786          (381)          701
                                                                      ---------     ---------     ---------     ---------

Comprehensive (loss) income ......................................    $ (72,805)    $   1,106     $(118,270)    $  (6,476)
                                                                      =========     =========     =========     =========

Disclosure of reclassification adjustment:
  Unrealized holding gains arising during the period on
    securities sold or impaired ..................................    $      --     $   2,955     $      --     $   9,499
  Add: Adjustment for realized gains and impairment charges on
    securities available for sale included in net loss ...........           --        (1,660)           --        (9,662)
                                                                      ---------     ---------     ---------     ---------

  Net reclassification adjustment for gains recognized in other
    comprehensive loss in prior years (3) ........................    $      --     $   1,295     $      --     $    (163)
                                                                      =========     =========     =========     =========

(1) Net of tax (expense) benefit of $(950) and $123 for the three and nine months ended September 30, 2000, respectively.

(2) Net of tax benefit (expense) of $(73) and $(274) for the three months ended September 30,2001 and 2000, respectively, and $219 and $(475) for the nine months ended September 30, 2001 and 2000, respectively.

(3) Net of tax benefit (expense) of <$950, and $123 for the three and nine months ended September 30, 2000, respectively.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                             (Dollars in thousands)

                                                                                                   Accumulated
                                                                                                      Other
                                                 Common Stock          Additional                 Comprehensive
                                           ------------------------      Paid-in      Retained    Income (Loss),
                                             Shares        Amount        Capital      Earnings     Net of Taxes      Total
                                           -----------  -----------  -------------  ------------  --------------  ------------
Balances at December 31, 2000 .........    67,152,363    $      672    $  223,163    $  279,194     $      397     $  503,426
Net loss ..............................            --            --            --      (117,889)            --       (117,889)
Directors' compensation ...............         8,795            --            --            --             --             --
Stock options exercised ...............       122,302             1           927            --             --            928
Other comprehensive loss, net of taxes:
Change in unrealized foreign currency
   translation loss ...................            --            --            --            --           (381)          (381)
                                           ----------    ----------    ----------    ----------     ----------     ----------

Balances at September 30, 2001 ........    67,283,460    $      673    $  224,090    $  161,306     $       16     $  386,084
                                           ==========    ==========    ==========    ==========     ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   OCWEN FINANCIAL COPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

For the nine months ended September 30,                                                           2001            2000
------------------------------------------------------------------------------------------    -----------     -----------
Cash flows from operating activities:
Net loss .................................................................................    $  (117,889)    $    (7,177)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
  Net cash provided by trading securities ................................................        172,479              --
  Proceeds from sales of loans available for sale ........................................          6,720          22,986
  Principal payments received on loans available for sale ................................          1,593           4,304
  Premium amortization on securities, net ................................................          6,481          12,108
  Depreciation and amortization ..........................................................         46,226           3,885
  Provision for loan losses ..............................................................         18,029          12,604
  Provision for real estate owned ........................................................         12,140          24,556
  (Gain) loss on interest-earning assets, net ............................................          3,260         (17,717)
  (Gain) loss on trading and match funded securities .....................................        (13,133)          2,406
  Impairment charges on securities available for sale ....................................             --          11,597
  Extraordinary gain on repurchase of long-term debt .....................................         (3,819)        (12,572)
  (Gain) loss on sale of other non-interest earning assets ...............................            933         (21,829)
  Impairment charges on real estate held for investment ..................................          4,515              --
  Impairment charges on low-income housing tax credits held for investment ...............         11,097           3,062
  Gain on sale of real estate owned, net .................................................        (12,632)        (16,793)
  Equity in (income) losses of unconsolidated entities ...................................           (100)          4,965
  (Increase) decrease in income taxes receivable .........................................          1,710         (22,827)
  Decrease in income taxes payable .......................................................             --          (6,369)
  Decrease in deferred tax asset .........................................................         83,072           5,491
  Net cash advances on loans and loans serviced for others ...............................        (94,703)        (56,851)
  (Increase) decrease in other assets, net ...............................................        (11,709)            379
  Decrease in accrued expenses, interest payable and other liabilities ...................        (17,512)        (25,971)
                                                                                              -----------     -----------
Net cash provided (used) by operating activities .........................................         96,758         (79,763)
                                                                                              -----------     -----------

Cash flows from investing activities:
  Proceeds from sales of securities available for sale ...................................             --         550,121
  Purchase of securities available for sale ..............................................             --        (891,269)
  Maturities of and principal payments received on securities available for sale .........             --         416,004
  Redemption (acquisition) of Federal Home Loan Bank stock ...............................          8,598          (2,432)
  Principal payments received on match funded loans ......................................         22,265          21,204
  Investment in low-income housing tax credit investments ................................         (9,744)        (24,702)
  Proceeds from sales of low-income housing tax credit interests .........................         42,202          22,588
  Purchase of mortgage servicing rights ..................................................        (58,732)        (14,218)
  Proceeds from sales of discount loans, net .............................................        208,154         160,490
  Proceeds from sale of real estate held for sale ........................................          1,000          80,757
  Proceeds from sale of real estate held for investment ..................................          8,024           3,623
  Proceeds from sales of loans held for investment .......................................         14,384           8,906
  Purchase, originations and funded commitments of loans held for investment, net of
    undisbursed loan funds ...............................................................        (20,563)        (41,030)
  Purchase and funded commitments of discount loans, net .................................         (1,220)       (162,599)
  (Increase) decrease in investment in unconsolidated entities ...........................           (243)            490
  Purchase of and capital improvements to real estate held for investment ................         (3,873)        (98,903)
  Principal payments received on loans held for investment ...............................          7,717          73,388
  Capital improvements to real estate held for sale ......................................             --          (3,905)
  Principal payments received on discount loans, net .....................................         54,827         117,987
  Proceeds from sale of real estate owned ................................................         93,531         130,670
  Capital improvements to real estate owned...............................................        (11,490)         (4,856)
  Purchase of real estate owned in connection with discount loan purchases ...............             --          (8,580)
  Additions to premises and equipment ....................................................         (9,316)         (2,743)
                                                                                              -----------     -----------
Net cash provided by investing activities ................................................        345,521         330,991
                                                                                              -----------     -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (Dollars in thousands)

For the nine months ended September 30,                                                            2001            2000
-------------------------------------------------------------------------------------------    -----------     -----------
Cash flows from financing activities:
  Decrease in deposits and escrow deposits on loans and loans serviced for others .........    $  (359,477)    $  (237,646)
  Increase (decrease) in securities sold under agreements to repurchase ...................         66,434         (41,673)
  Proceeds from (repayment of) obligations under lines of credit, net .....................         77,640         (52,222)
  Payments on bonds-match funded agreements ...............................................        (34,319)        (24,556)
  Repurchase of Capital Securities ........................................................        (14,247)         (4,979)
  Repurchases of notes and subordinated debentures ........................................         (4,265)        (36,537)
  Exercise of stock options ...............................................................            955              --
  Repurchase of common stock ..............................................................             --          (8,996)
                                                                                               -----------     -----------
Net cash used by financing activities .....................................................       (267,279)       (406,609)
                                                                                               -----------     -----------

Net increase (decrease) in cash and cash equivalents ......................................        175,000        (155,381)
Cash and cash equivalents at beginning of period ..........................................        153,736         381,858
                                                                                               -----------     -----------
Cash and cash equivalents at end of period ................................................    $   328,736     $   226,477
                                                                                               ===========     ===========

Reconciliation of cash and cash equivalents at end of period:
  Cash and amounts due from depository institutions .......................................    $    23,172     $    31,055
  Interest-earning deposits ...............................................................         18,564          16,422
  Federal funds sold and repurchase agreements ............................................        287,000         179,000
                                                                                               -----------     -----------
                                                                                               $   328,736     $   226,477
                                                                                               ===========     ===========

Supplemental disclosure of cash flow information:
Cash received (paid) during the period for:
  Interest ................................................................................    $   (75,834)    $  (128,369)
                                                                                               ===========     ===========
  Income tax refunds (payments) ...........................................................    $     2,461     $   (18,837)
                                                                                               ===========     ===========

Supplemental schedule of non-cash investing and financing activities:
  Real estate owned acquired through foreclosure ..........................................    $    51,814     $   120,329
                                                                                               ===========     ===========
  Reclassification of properties from investment in real estate to real estate held for
     sale .................................................................................    $    13,418     $   174,480
                                                                                               ===========     ===========
  Reclassification of securities available for sale to trading securities .................    $        --     $   496,295
                                                                                               ===========     ===========
  Exchange of note receivables for real estate held for sale ..............................    $        --     $    19,000
                                                                                               ===========     ===========
  Reclassification of low-income housing tax credit interests held for sale (to) from
     investments in low-income housing tax credit interests, net ..........................    $   (20,272)    $    75,478
                                                                                               ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


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

         In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of the Company's financial condition at September 30, 2001 and December 31, 2000, the results of its operations for the three and nine months ended September 30, 2001 and 2000, its comprehensive
(loss) income for the three and nine months ended September 30, 2001 and 2000, its changes in stockholders' equity for the nine months ended September 30, 2001 and its cash flows for the nine months ended September 30, 2001 and 2000. The results of operations and other data for the three and nine month periods ended September 30, 2001 and 2000, are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2001. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to the prior periods' consolidated financial statements to conform to the September 30, 2001 presentation.

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

         For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability or a forecasted transaction, the effective portions of the changes in the fair value of the derivative instruments are reported in other comprehensive (loss) income. The gains and losses on the derivative instrument that are reported in other comprehensive (loss) income are reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.

         For hedge transactions of net investments in foreign operations, the effective portions of the changes in fair value of the derivative instruments are recorded as a cumulative translation adjustment and included as a component of accumulated other comprehensive (loss) income in stockholders' equity.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


         The ineffective portions of all hedges are recognized in current period earnings.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


disclosures regarding goodwill and other intangible assets, including changes in the carrying amount of goodwill from period to period, the carrying amount of intangible assets by major intangible asset class and the estimated intangible asset amortization for the next five years.

         The Company will adopt the provisions of SFAS No. 142 effective January 1, 2002. As a result, the Company will be required to reverse the unamortized balance of the excess of net assets acquired over purchase price. This reversal will result in a credit to income of approximately $18,000 on January 1, 2002 that will be reported as the effect of a change in accounting principle. The Company expects that the elimination of goodwill amortization after the adoption of SFAS No. 142 will positively impact pretax net income by approximately $3,000 in 2002. However, the Company has not yet fully determined the impact that the adoption of other elements of SFAS No. 142, including possible impairment charges on goodwill or other intangible assets, may have on its financial position or results of operations.

         On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 is designed to establish a single model for long-lived assets to be disposed of and, as such, supercedes SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

         The Company will adopt the provision of SFAS No. 144 effective January 1, 2002. Adoption of SFAS No. 144 is not expected to have a material impact on the Company's results of operations, financial positions or cash flows.


NOTE 4: COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

         In August 1997, the Ocwen Capital Trust ("OCT") issued $125,000 of 10.875% Capital Securities (the "Capital Securities"). Proceeds from the issuance of the Capital Securities were invested in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. To date, OCT has repurchased $63,841 of its Capital Securities. During the nine months ended September 30, 2001, OCT repurchased $18,371 of its Capital Securities in the open market, resulting in an extraordinary gain of $3,722 ($2,345 net of taxes). There were no such repurchases during the three months ended September 30, 2001.

         Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1,000 per Capital Security. Payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, are guaranteed by the Company to the extent OCT has funds available. If the Company does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Accumulated distributions payable on the Capital Securities amounted to $1,053 and $3,533 at September 30, 2001 and December 31, 2000, respectively, and are included in accrued interest payable.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


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

         In connection with the issuance of the Capital Securities, the Company incurred certain costs, which have been capitalized and are being amortized over the term of the Capital Securities. The unamortized balance of these issuance costs amounted to $2,104 and $2,815 at September 30, 2001 and December 31, 2000, respectively, and is included in other assets.


NOTE 5:  SECURITIZATION OF ASSETS

         The residual and subordinate securities classified as trading securities at September 30, 2001 include retained interests with a fair value of $41,657 from securitizations of loans completed by the Company in prior years. The Company has not executed a securitization since 1999.

         The key economic assumptions used to estimate the fair value of these retained interests as of September 30, 2001 were as follows:

                                                               Weighted Average
                                                               ----------------
Discount rate..............................................       18.60%
Projected prepayments......................................       18.59%
Projected average life.....................................        3.40 years
Projected annual loss rates................................        3.02%
Static pool losses.........................................       14.50%

         As of September 30, 2001, the effect on the fair value of the retained interests caused by immediate adverse changes in the assumptions shown above would be as follows:

                                                                   Decrease
                                                               ----------------
Discount rate:
   Impact of a +10% change.................................       $(2,554)
   Impact of a +20% change.................................        (4,834)
Prepayments:
   Impact of a -10% change.................................          (518)
   Impact of a -20% change.................................        (1,066)
Loss rates:
   Impact of a +10% change.................................        (3,987)
   Impact of a +20% change.................................        (5,478)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


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

      As of and for the nine months ended September 30, 2001, the following information is provided regarding securitized loans and related financial assets managed by the Company:

Current unpaid principal balance of securitized loans...........    $1,564,882
Delinquencies of securitized loans (30 days past due)...........       405,461
Losses, net of recoveries, on securitized loans.................        57,251


NOTE 6:  DERIVATIVE FINANCIAL INSTRUMENTS

         The Company uses derivative financial instruments for the purpose of managing its exposure to adverse fluctuations in interest and foreign currency exchange rates.

Interest Rate Management

         In managing its interest rate risk, the Company enters into interest rate swaps. The interest rate swap below has been used to alter the interest rate on current LIBOR rate debt incurred to fund the Company's acquisitions of real estate. This swap matured in April 2001. The terms of the outstanding interest rate swap at December 31, 2000 was as follows:

                            Notional          LIBOR
        Maturity             Amount           Index         Fixed Rate      Floating Rate       Fair Value
----------------------  ----------------  --------------  --------------  -----------------  ----------------
April 2001............    $     33,000       1-Month            6.00%            6.80%         $         59
                           ===========                                                         ============

         The Company has purchased amortizing caps and floors to hedge its interest rate exposure relating to its match funded loans and securities. During the quarter ended June 30, 2001, the Company determined that these caps and floors no longer qualified for hedge accounting; therefore, changes in fair value are recorded in the income statement. The terms of these outstanding caps and floors at September 30, 2001 and December 31, 2000 are as follows:

                                      Notional
                                       Amount          Maturity          Index         Strike Rate      Fair Value
                                    -------------    ------------    -------------    -------------    ------------
September 30, 2001:
Caps...........................     $     129,711    October 2003    LIBOR 1-Month          7.00%       $       44
Floors.........................     $      34,984    October 2003     CMT 2-Year            4.35               513
                                                                                                        ----------
                                                                                                        $      557
December 31, 2000:
Caps...........................     $     141,674    October 2003    LIBOR 1-Month          7.00%       $      345
Floors.........................     $      37,787    October 2003     CMT 2-Year            4.35               154
                                                                                                        ----------
                                                                                                        $      499

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


Foreign Currency Management

         The Company enters into foreign currency derivatives to hedge its investments in foreign subsidiaries which own residual interests backed by residential loans originated in the UK ("UK residuals") and in the shopping center located in Halifax, Nova Scotia (the "Nova Scotia Shopping Center"). It is the Company's policy to periodically adjust the amount of foreign currency derivative contracts it has entered into in response to changes in its recorded investments in these assets. As hedges of the Company's investment in foreign operations, changes in the fair value of these contracts are included in the net unrealized foreign currency translation in accumulated other comprehensive income. The following table sets forth the terms and values of these foreign currency financial instruments at September 30, 2001 and December 31, 2000:

                                                                                                  Strike
                                              Position       Maturity          Notional Amount     Rate        Fair Value
                                              --------   -----------------     ---------------   --------     ------------
September 30, 2001:
Canadian Dollar currency futures...........   Short        December 2001        C$     33,700     $0.6389      $      207

British Pound currency futures.............   Short        December 2001      (pound)  17,688     $1.4658             (18)
                                                                                                               ----------
                                                                                                               $      189
December 31, 2000:
Canadian Dollar currency futures...........   Short           March 2001        C$     33,000     $0.6795      $     (242)

British Pound currency futures.............   Short           March 2001      (pound)  14,688     $1.5139            (339)
                                                                                                               ----------
                                                                                                               $     (581)
                                                                                                               ==========


NOTE 7:  REGULATORY REQUIREMENTS

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. The Bank must follow specific capital guidelines stipulated by the OTS which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At September 30, 2001, the minimum regulatory capital requirements were:

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

         At September 30, 2001, the Bank was "well capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be categorized as "well capitalized," the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the following table. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since September 30, 2001 that management believes have changed the institution's category.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


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

         The following table summarizes the Bank's actual and required regulatory capital at September 30, 2001:

                                                                                                   To Be Well
                                                                                                   Capitalized        Committed
                                                                        Minimum For Capital   For Prompt Corrective    Capital
                                                        Actual           Adequacy Purposes      Action Provisions    Requirements
                                                 --------------------   --------------------  --------------------   ------------
                                                  Ratio      Amount      Ratio      Amount     Ratio      Amount        Ratio
                                                 -------   ----------   -------   ----------  -------   ----------   ------------
Stockholders' equity, and ratio to total assets    15.04%  $  214,508
Non-includable subsidiary......................                (1,189)
Acquired real estate...........................                   (71)
Disallowed deferred tax assets.................               (19,949)
Disallowed servicing assets....................                (8,983)
                                                           ----------
Tier 1 (core) capital and ratio to adjusted
   total assets................................    13.20%     184,316     4.00%  $   55,838      5.00%  $  67,797        9.00%
                                                                                 ==========             =========
Non-mortgage servicing assets..................                (3,650)
                                                           ----------
Tangible capital and ratio to tangible assets..    12.98%  $  180,666     1.50%   $  20,939
                                                           ==========             =========

Tier 1 capital and ratio to risk-weighted
   assets......................................    17.00%  $  184,316                            6.00%  $  65,068
                                                           ----------                                   =========
Allowance for loan and lease losses............                13,574
Qualifying subordinated debentures.............                40,200
                                                           ----------
Tier 2 capital.................................                53,774
                                                           ----------
Total risk-based capital and ratio to risk-
   weighted assets.............................    21.95%  $  238,090     8.00%    $  86,758    10.00%  $ 108,447     13.00%
                                                           ==========              =========            =========

Total regulatory assets........................            $1,426,051
                                                           ==========

Adjusted total assets..........................            $1,395,947
                                                           ==========

Tangible assets................................            $1,392,297
                                                           ==========

Risk-weighted assets...........................            $1,084,474
                                                           ==========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


NOTE 8:  NET INTEREST INCOME (EXPENSE) BEFORE PROVISION FOR LOAN LOSSES

                                                                        Three Months                         Nine Months
                                                               ------------------------------       ----------------------------
For the periods ended September 30,                                2001               2000              2001             2000
------------------------------------------------------------   -----------        -----------       -----------      -----------
Interest income:
  Federal funds sold and repurchase agreements..............   $     1,942        $     2,544       $     6,040      $     5,118
  Trading securities:
    Collateralized mortgage obligations (AAA-rated).........         1,112                 --             5,589               --
    Subordinates, residuals and other securities............         3,489                 --             8,885               --
  Securities available for sale:
    Collateralized mortgage obligations (AAA-rated).........            --              8,419                --           27,692
    Subordinates, residuals and other securities............            --              4,412                --           14,816
  Loans available for sale..................................            76                450               440            2,174
  Investment securities and other...........................            41                352               638            1,181
  Loan portfolio............................................         1,577              4,651             5,079           13,956
  Match funded loans and securities.........................         2,655              2,611             7,875            8,874
  Discount loan portfolio...................................         7,702             21,848            34,083           70,021
                                                               -----------        -----------       -----------      -----------
                                                                    18,594             45,287            68,629          143,832
                                                               -----------        -----------       -----------      -----------
Interest expense:
  Deposits..................................................        13,789             25,852            48,168           75,330
  Securities sold under agreements to repurchase............           244              2,761               244           10,685
  Bonds - match funded agreements...........................         1,391              2,948             6,099            9,095
  Obligations outstanding under lines of credit.............         1,871              4,371             4,327           11,783
  Notes, debentures and other interest bearing obligations..         5,012              8,501            15,077           26,598
                                                               -----------        -----------       -----------      -----------
                                                                    22,307             44,433            73,915          133,491
                                                               -----------        -----------       -----------      -----------
  Net interest income (expense) before provision for loan
    losses..................................................   $    (3,713)       $       854       $    (5,286)     $    10,341
                                                               ===========        ===========       ===========      ===========

NOTE 9:  INCOME TAX PROVISION

         During the nine months ended September 30, 2001, the Company recorded an additional valuation allowance of $83,000, including $65,000 during the third quarter, against the aggregate deferred tax asset of $168,520 to reduce the net deferred tax asset to $12,919. The aggregate valuation allowance of $155,601 has been recorded based on management's determination regarding the realizability of the deferred tax asset in the near future. Depending on the results of operations in future periods, additional provisions may be required or the valuation allowance may be reversed to income.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


NOTE 10:  BUSINESS SEGMENT REPORTING

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

                                                          Net
                                                       Interest    Provision       Non-         Non-          Net
                                                        Income      for Loan     Interest     Interest      Income        Total
                                                       (Expense)     Losses       Income       Expense      (Loss)       Assets
                                                      ----------   ----------   ----------   ----------   ----------   ----------
At or for the three months ended September 30, 2001:
----------------------------------------------------
Residential discount loans .........................  $    4,062   $   (3,480)  $   (1,865)  $    2,271   $    2,112   $  152,680
Commercial loans ...................................      (1,105)       2,780       (1,695)       2,522       (5,022)     396,327
Residential loan servicing .........................      (4,445)          --       31,947       18,452        5,612      311,537
Affordable Housing .................................      (1,672)         (10)        (266)       4,539       (3,445)     135,246
OTX ................................................        (100)          --          496        8,158       (4,813)      14,304
Commercial real estate .............................        (629)          --        1,631          180          510       80,532
Subprime residential lending .......................       1,113           --        2,475          703        1,789       86,959
Unsecured collections ..............................           7          322          605        1,579         (799)         814
Ocwen Realty Advisors ..............................          --           --        3,253        3,171           51          741
Corporate items and other ..........................        (944)          --        5,161        3,027      (68,927)     661,268
                                                      ----------   ----------   ----------   ----------   ----------   ----------
                                                      $   (3,713)  $     (388)  $   41,742   $   44,602   $  (72,932)  $1,840,408
                                                      ==========   ==========   ==========   ==========   ==========   ==========

At or for the nine months ended September 30, 2001:
---------------------------------------------------
Residential discount loans .........................  $   12,275   $    5,799   $   (3,224)  $    6,145   $   (1,794)  $  152,680
Commercial loans ...................................          81       10,375          406       10,031      (12,349)     396,327
Residential loan servicing .........................     (12,633)          --       89,734       51,028       16,165      311,537
Affordable Housing .................................      (5,876)          11         (807)      14,589      (11,679)     135,246
OTX ................................................        (363)          --        1,487       30,445      (18,180)      14,304
Commercial real estate .............................      (2,247)          --        4,359          645          909       80,532
Subprime residential lending .......................       1,714           --        8,801        2,077        5,229       86,959
Unsecured collections ..............................          43        1,844        1,527        5,355       (3,490)         814
Ocwen Realty Advisors ..............................          --           --        8,362        7,933          266          741
Corporate items and other ..........................       1,720           --       17,589       10,066      (92,966)     661,268
                                                      ----------   ----------   ----------   ----------   ----------   ----------
                                                      $   (5,286)  $   18,029   $  128,234   $  138,314   $ (117,889)  $1,840,408
                                                      ==========   ==========   ==========   ==========   ==========   ==========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                          Net
                                                       Interest    Provision       Non-         Non-          Net
                                                        Income      for Loan     Interest     Interest      Income        Total
                                                       (Expense)     Losses       Income       Expense      (Loss)       Assets
                                                      ----------   ----------   ----------   ----------   ----------   ----------
At or for the three months ended September 30, 2000:
----------------------------------------------------
Residential discount loans .........................  $    6,680   $       63   $    3,216   $    3,140   $    4,149   $  474,234
Commercial loans ...................................        (212)       4,842        3,200        4,613       (4,010)     760,456
Residential loan servicing .........................      (2,253)          --       20,218       14,689        2,031      173,334
Affordable Housing .................................      (2,347)          93          (48)       4,667       (2,357)     166,801
OTX ................................................        (162)          --          573        9,695       (5,756)      19,568
Commercial real estate .............................      (5,130)          --       21,213          779        9,489      204,192
Subprime residential lending .......................        (307)          --       (6,866)         621       (4,832)     142,883
Unsecured collections ..............................          (9)       1,863          608        2,339       (2,235)      11,708
Ocwen Realty Advisors (1)...........................          --           --        2,484        2,955         (292)       1,327
Corporate items and other ..........................       4,594           --        4,938        1,202        3,133      888,680
                                                      ----------   ----------   ----------   ----------   ----------   ----------
                                                      $      854   $    6,861   $   49,536   $   44,700   $     (680)  $2,843,183
                                                      ==========   ==========   ==========   ==========   ==========   ==========

At or for the nine months ended September 30, 2000:
---------------------------------------------------
Residential discount loans .........................  $   20,284   $      (59)  $    7,559   $    9,184   $   11,605   $  474,234
Commercial loans ...................................       5,071        8,331       11,575       12,537       (2,570)     760,456
Residential loan servicing .........................      (2,908)          --       59,401       42,842        8,463      173,334
Affordable Housing .................................      (7,424)        (298)         502        8,911       (1,136)     166,801
OTX ................................................        (539)          --        1,461       25,927      (15,502)      19,568
Commercial real estate .............................     (15,290)          --       36,994        2,049       12,187      204,192
Subprime residential lending .......................         689           --      (19,942)       1,295      (12,740)     142,883
Unsecured collections ..............................         (92)       4,630          694        6,615       (6,599)      11,708
Ocwen Realty Advisors (1)...........................          --           --       10,185       10,189           (2)       1,327
Corporate items and other ..........................      10,550           --        9,286        5,069         (883)     888,680
                                                      ----------   ----------   ----------   ----------   ----------   ----------
                                                      $   10,341   $   12,604   $  117,715   $  124,618   $   (7,177)  $2,843,183
                                                      ==========   ==========   ==========   ==========   ==========   ==========

(1) Non-interest income for the three and nine months ended September 30, 2000 included $159 and $1,789, respectively, of intercompany and intersegment revenues, which have been eliminated in consolidation.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2001
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


NOTE 11: COMMITMENTS AND CONTINGENCIES

         At September 30, 2001, the Company had commitments of $5,032 to fund construction loans (including loans accounted for as investments in real estate) secured by multi-family and commercial properties. In addition, the Company, through the Bank, had commitments under outstanding letters of credit in the amount of $6,410. The Company, through its investment in subordinated securities and subprime residuals, which had a fair value of $81,698 September 30, 2001, supports senior classes of securities.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


General

         The Company's primary businesses are the servicing and special servicing of nonconforming, subperforming and nonperforming residential and commercial mortgage loans. Ocwen also specializes in the development of related loan servicing technology and software for the mortgage and real estate industries.

         The Company is a registered savings and loan holding company subject to regulation by the OTS. The Bank is subject to regulation by the OTS, its chartering authority, and by the Federal Deposit Insurance Corporation (the "FDIC") as a result of its membership in the Savings Association Insurance Fund, which is administered by the FDIC and which insures the Bank's deposits up to the maximum extent permitted by law. The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System and is currently a member of the Federal Home Loan Bank ("FHLB") of New York, one of the 12 regional banks that comprise the FHLB System.

         The following discussion of the Company's consolidated financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 herein (which is incorporated herein by reference).

Selected Consolidated Financial Information                                 September 30,     December 31,     Increase
                                                                                2001              2000        (Decrease)
                                                                            -------------     ------------    ----------
Balance Sheet Data
Total assets...........................................................     $   1,840,408     $  2,249,420        (18)%
Trading securities, at fair value:
     Collateralized mortgage obligations (AAA-rated)...................           143,318          277,595        (48)
     Subordinates, residuals and other securities......................            81,698          112,647        (27)
Real estate held for sale..............................................            33,588           22,670         48
Low-income housing tax credits held for sale...........................            27,618           87,083        (68)
Investments in real estate.............................................            99,379          122,761        (19)
Investment in low-income housing tax credit interests..................            80,496           55,729         44
Loan portfolio, net....................................................            73,650           93,414        (21)
Discount loan portfolio, net...........................................           219,182          536,028        (59)
Match funded loans and securities, net.................................            82,315          116,987        (30)
Real estate owned, net.................................................           121,865          146,419        (17)
Deferred tax asset, net................................................            12,919           95,991        (87)
Advances on loans and loans serviced for others........................           303,089          227,055         33
Mortgage servicing rights..............................................            90,368           51,426         76
Total liabilities......................................................         1,393,165        1,666,464        (16)
Deposits...............................................................           806,539        1,202,044        (33)
Escrow deposits on loans and loans serviced for others.................            92,344           56,316         64
Bonds-match funded agreements..........................................            73,660          107,050        (31)
Obligations outstanding under lines of credit..........................           110,573           32,933        236
Notes, debentures and other interest bearing obligations...............           169,130          173,330         (2)
Capital Securities.....................................................            61,159           79,530        (23)
Stockholders' equity...................................................           386,084          503,426        (23)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                At or for the Three Months Ended September 30,
                                                                                ----------------------------------------------
                                                                                                                  Favorable
                                                                                     2001            2000       (Unfavorable)
                                                                                --------------  --------------  --------------
Operations Data
Net interest income (expense)...............................................      $   (3,713)     $      854        (535)%
Provision for loan losses...................................................            (388)          6,861         106%
Non-interest income.........................................................          41,742          49,536         (16)%
Non-interest expense........................................................          44,602          44,700          (1)%
Distributions on Capital Securities.........................................           1,663           2,730          39%
Equity in income (losses) of investment in unconsolidated entities..........             (84)           (893)         91%
Income tax benefit (expense)................................................         (65,000)          1,486          N/M
Extraordinary gain on repurchase of debt, net of taxes......................              --           2,628        (100)%
Net loss....................................................................         (72,932)           (680)         N/M

Per Common Share
Net loss:
   Basic....................................................................      $     (1.08)    $     (0.01)        N/M
   Diluted..................................................................            (1.08)          (0.01)        N/M
Stock price:
   High.....................................................................      $     11.20     $      6.88         63%
   Low .....................................................................             6.40            5.44         18%
   Close....................................................................             7.21            5.88         23%

Key Ratios
Annualized return on average assets.........................................          (14.81)%         (0.09)%        N/M
Annualized return on average equity.........................................          (66.52)          (0.55)         N/M
Efficiency ratio (1)........................................................          117.4            90.31         (30)%
Core (leverage) capital ratio...............................................           13.20           11.23          18%
Risk-based capital ratio....................................................           21.95           19.15          15%

(1) The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses, non-interest income and equity in income (losses) of investment in unconsolidated entities.

N/M - Changes in excess of 1,000% are not considered meaningful.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                At or for the Nine Months Ended September 30,
                                                                                ---------------------------------------------
                                                                                                                  Favorable
                                                                                     2001            2000       (Unfavorable)
                                                                                --------------  --------------  --------------
Operations Data
Net interest income (expense)...............................................      $   (5,286)     $   10,341        (151)%
Provision for loan losses...................................................          18,029          12,604         (43)%
Non-interest income.........................................................         128,234         117,715           9%
Non-interest expense........................................................         138,314         124,618         (11)%
Distributions on Capital Securities.........................................           5,413           8,842          39%
Equity in income (losses) of investment in unconsolidated entities..........             100          (4,965)        102%
Income tax benefit (expense)................................................         (81,587)          7,122          N/M
Extraordinary gain on repurchase of debt, net of taxes......................           2,406           8,674         (72)%
Net loss....................................................................        (117,889)         (7,177)         N/M

Per Common Share
Net loss:
   Basic....................................................................      $     (1.75)    $     (0.11)        N/M
   Diluted..................................................................            (1.75)          (0.11)        N/M
Stock price:
   High.....................................................................      $     11.20     $      9.25         21%
   Low .....................................................................             5.44            5.25          4%
   Close....................................................................             7.21            5.88         23%

Key Ratios
Annualized return on average asset..........................................           (7.60)%         (0.29)%        N/M
Annualized return on average equity.........................................          (33.15)          (1.94)         N/M
Efficiency ratio (1)........................................................          112.41          101.24         (11)%
Core (leverage) capital ratio...............................................           13.20           11.23          18%
Risk-based capital ratio....................................................           21.95           19.15          15%

(1) The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses, non-interest income and equity in income (losses) of investment in unconsolidated entities.

N/M - Changes in excess of 1,000% are not considered meaningful.

Results of Operations: Three and Nine Months Ended September 30, 2001 versus Three and Nine Months Ended September 30, 2000

         General. The Company recorded a net loss of $(72,932) or $(1.08) per share, for the third quarter of 2001, as compared to a net loss of $(680), or $(0.01) per share, for the third quarter of 2000. There were a number of key factors and transactions that contributed to the results for the third quarter of 2001 as compared to the third quarter of 2000, including: a decline in net interest income from $854 in the third quarter of 2000 to $(3,713) in the third quarter of 2001 primarily because of decreases in interest earning assets and related decreases in deposits and borrowings as the Company continues its transition from capital-intensive lines of business to fee-based lines of business; a decline in the provision for loan losses from $6,861 in the third quarter of 2000 to $(388) in the third quarter of 2001 resulting primarily from sales of single family residential discount loans offset by a strengthening of reserves on commercial discount loans in response to changes in credit quality; a decline in gains on sales of investments in real estate of $16,355 and in operating gains on investments in real estate of $10,740 as a result of impairment charges in 2001 and the sale of properties during 2000; a $65,000 provision recorded in the third quarter of 2001 to increase the valuation allowance on the deferred tax asset; and a $2,628 decline in extraordinary gains on repurchases of debt.

         Segment Profitability. The following is a discussion of the contribution by business segment to the Company's net loss for the three and nine months ended September 30, 2001 and 2000:

o Residential Discount Loans. Segment net income declined from $4,149 for the three months ended September 30, 2000 to $2,112 for the three months ended September 30, 2001. Results for the third quarter of 2001 primarily resulted from $(1,950) of losses from the sale of loans with a book value of $63,585 and a $5,000 reversal of related loan loss reserves. Provisions for loan

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


     losses declined from $63 for the third quarter of 2000 to $(3,480) for the third quarter of 2000. Gains of $1,786 were earned from the loan sales during the third quarter of 2000. Losses from the sale and operation of real estate owned improved to $(455) for the third quarter of 2001 as compared to $(2,823) for the third quarter of 2000. Net trading gains on residential subordinate securities amounted to $530 and $4,143 for the third quarter of 2001 and 2000, respectively. The Company changed its policy for securities available for sale to begin accounting for them as trading securities effective September 30, 2000.

     The segment had a net loss for the nine months ended September 30, 2001 of $(1,794) as compared to income of $11,605 for the three months ended September 30, 2000. Results for the nine months ended September 30, 2001 and 2000 included (losses) gains of $(836) and $14,055, respectively, from the sale of loans. The 2001 provision for loan losses increased to $5,799, as compared to $(59) for the same period in the prior year. Losses from the sale and operation of real estate owned declined to $(5,958) for the nine months ended September 30, 2001 from $(10,359) for the same period in 2000. Net trading gains on residential subordinate securities amounted to $3,028 and $4,143 for the nine months ended September 30, 2001, respectively.

o Commercial Loans. Segment losses increased from $(4,010) for the three months ended September 30, 2000 to $(5,022) for the three months ended September 30, 2001. Impairment charges of $3,044 on investments in real estate contributed to the loss for the third quarter of 2001. The results for the three months ended September 30, 2001 also reflect losses of $(152) from the sale and operation of real estate owned as compared to $(1,861) for the same period of 2000. Equity in earnings related to loans accounted for as investments in real estate declined from $4,723 during the three months ended September 30, 2000 to losses of $(139) during the three months ended September 30, 2001. The decline in equity in earnings is due to repayments of loans during 2000, which generated significant resolution gains, and an increase in non-performing loans in 2001. The provision for loan losses decreased to $2,780 in the third quarter of 2001 from $4,842 for the third quarter of 2000.

     Segment losses increased from $(2,570) for the nine months ended September 30, 2000 to $(12,349) for the nine months ended September 30, 2001. The provision for loan losses amounted to $10,375 for the nine months ended September 30, 2001, as compared to $8,331 for the same period of 2000. Losses from loan sales were $(2,485) for the nine months ended September 30, 2001, while gains of $272 were earned for the nine months ended September 30, 2000. The results for the nine months ended September 30, 2001 reflect an increase of $6,292 in gains from the sale and operation of real estate owned as compared to the same period of 2000. Impairment charges on investments in real estate amounted to $3,044 for the nine months ended September 30, 2001 as compared to $0 for the same period of 2000. Equity in earnings related to loans accounted for as investments in real estate amounted to $328 and $9,267 for the nine months ended September 30, 2001 and 2000, respectively.

o Residential Loan Servicing. Segment net income improved from $2,031 for the three months ended September 30, 2000 to $5,612 for the three months ended September 30, 2001. Residential servicing and other fees amounted to $31,516 for the three months ended September 30, 2001 as compared to $20,285 for the three months ended September 30, 2000, reflecting continued growth in residential loans serviced for others. The average balance of residential loans serviced for others amounted to $18,326,909 and $9,598,742 for the three months ended September 30, 2001 and 2000, respectively. Non-interest expenses for the third quarter of 2001 increased by $3,763 as compared to the third quarter of 2000.

     Similarly, segment net income improved to $16,165 for the nine months ended September 30, 2001 from $8,463 for the same period in 2000. Domestic residential servicing and other fees amounted to $88,956 for the nine months ended September 30, 2001 as compared to $59,439 for the nine months ended September 30, 2000. For the nine months ended September 30, 2001 the balance of loans serviced for others averaged $14,036,352 as compared to $9,774,863 for the same period of 2000. Non-interest expenses for the nine months ended September 30, 2001 increased by $8,186 as compared to the same period of 2000.

o Affordable Housing. Segment losses increased from $(2,357) for the three months ended September 30, 2000 to $(3,445) for the three months ended September 30, 2001. Similarly, segment losses increased from $(1,136) for the nine months ended September 30, 2000 to $(11,679) for the nine months ended September 30, 2000. Contributing to the losses were impairment charges of $3,738 and $3,062 for the three months ended September 30, 2001 and 2000, respectively, and $11,097 and $3,062 for the nine months ended September 30, 2001 and 2000, respectively, provided on projects held for sale and investment. The increase in impairment losses for the segment in 2001 was partially offset by a decline in operating losses on properties as a result of sales.

o OTX. Segment losses declined from $(5,756) for the three months ended September 30, 2000 to $(4,813) for the same period in 2001. Segment losses were $(18,180) and $(15,502) for the nine months ended September 30, 2001 and 2000, respectively. The net losses incurred by OTX reflect the Company's ongoing commitment to the development of its technology business. Non-interest expenses for the third quarter of 2001 declined by $1,537 as compared to the third quarter of 2000. Losses for the nine months ended September 30, 2001 included $4,685 of nonrecurring expenses recorded during the first quarter, including $3,185 for a payment due in connection with the 1997 acquisition of Amos, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


o Commercial Real Estate. Segment net income declined to $510 for the third quarter of 2001 from $9,489 for the third quarter of 2000. This decline was due in large part to $16,994 of gains earned during the third quarter of 2000 from sales of properties held for sale. There were no such gains recorded in the three months ended September 30, 2001. Results for the three months ended September 30, 2001 included $1,601 of net operating gains on investments in real estate, which compared to $4,177 for the three months ended September 30, 2000. Operating income from real estate properties declined in 2001 as a result of the sales in 2000. Partially offsetting the declines in gains from the sales and operation of real estate in the third quarter of 2001 was a $3,075 decline in interest expense on lines of credit.

     Segment net income was $909 and $12,187 for the nine months ended September 30, 2001 and 2000, respectively. Results for the nine months ended September 30, 2000 included a $2,768 gain on the sale of a subordinate security and $20,981 of gains from sales of properties held for sale. There were no such gains recorded during the nine months ended September 30, 2001. Net operating gains on investments in real estate declined to $4,223 for the nine months ended September 30, 2001 from $13,243 for the nine months ended September 30, 2000. Results for the nine months ended September 30, 2001 also included a charge of $1,471 to write-down a real estate property held for sale. In addition, interest expense on lines of credit declined by $7,781 during the nine months ended September 30, 2001 as compared to the same period in 2000.

o Subprime Single Family Residential Lending. Segment results improved from a loss of $(4,832) for the three months ended September 30, 2000 to $1,789 of income for the three months ended September 30, 2001. Results for the three months ended September 30, 2001 include $2,698 of net trading gains on subprime residual securities, including $1,404 of realized gains from sales, as compared to net trading losses of $(6,657) for the same period of 2000.

     Segment results for the nine month periods improved from a loss of $(12,740) for the nine months ended September 30, 2000 to $5,229 of income for the same period of 2001. Results for the nine months ended September 30, 2001 include $9,219 of net trading gains on subprime residual securities, including $5,948 of realized gains from sales, as compared to net trading losses of $(6,657) for the same period of 2000. Additionally, results for the nine months ended September 30, 2000 included $(10,930) of impairment charges on subprime residual securities. In 1999, the Company closed its domestic subprime origination business, which had been conducted primarily through OFS.

o Unsecured Collections. Segment losses were $(799) and $(2,235) for the three months ended September 30, 2001 and 2000, respectively. Unsecured collections is primarily comprised of activities related to the Company's charged-off unsecured credit card receivables which were acquired at a discount. Collections of unsecured credit card receivables are accounted for under the cost recovery method. Results for the three months ended September 30, 2001 included provisions for loan losses of $322 as compared to $1,863 for the three months ended September 30, 2000.

     Segment losses were $(3,490) and $(6,599) for the nine months ended September 30, 2001 and 2000, respectively. Results for the nine months ended September 30, 2001 included provisions for loan losses of $1,844 as compared to $4,630 for the nine months ended September 30, 2000. As a result of collections and additional reserves, the remaining net book value of unsecured receivables had been reduced to $814 at September 30, 2001 from $11,708 at September 30, 2000.

o Ocwen Realty Advisors. Segment income (loss) was $51 and $(292) for the three months ended September 30, 2001 and 2000, respectively, and $266 and $(2) for the nine months ended September 30, 2001 and 2000, respectively. Ocwen Realty Advisors ("ORA") provides property valuation services and real estate research for residential and commercial properties.

     Corporate Items and Other. Segment results were a loss of $(68,927) and income of $3,133 for the three months ended September 30, 2001 and 2000, respectively. This segment consists of the differential between the Company's consolidated effective tax rate and the rate applied to each business segment, extraordinary gains on repurchases of debt, amortization of the excess of net assets acquired over purchase price, business activities that are individually insignificant, amounts not allocated to the operating segments, distributions on the Capital Securities, transfer pricing mismatches, other general corporate expenses and the results of the collateralized mortgage obligation ("CMO") trading portfolio. The loss for the third quarter of 2001 includes a provision of $65,000 to increase the valuation allowance on the deferred tax asset. Net loss for the three months ended September 30, 2000 includes $2,628 of extraordinary gains, net of taxes, on repurchases of debt.

     For the nine months ended September 30, 2001 and 2000, segment losses were $(92,961) and $(883), respectively. Results for 2001 include a provision of $83,000 to increase the valuation allowance on the deferred tax asset. Net loss for the nine months ended September 30, 2000 includes $8,674 of extraordinary gains, net of taxes, on repurchases of debt as compared to $2,406 of such gains, net of taxes, during the same period of 2001.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         The following tables set forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resultant average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. Information is based on average daily balances during the indicated periods:

                                                                          Three Months Ended September 30,
                                                      ------------------------------------------------------------------------
                                                                     2001                                  2000
                                                      ----------------------------------    ----------------------------------
                                                                     Interest   Average                   Interest    Average
                                                       Average        Income/    Yield/       Average      Income/     Yield/
                                                       Balance       Expense      Rate        Balance      Expense      Rate
                                                      ----------     --------   --------    ----------    --------    --------
Average Assets:
Federal funds sold and repurchase agreements........  $  215,525     $  1,942      3.60%    $  140,534    $  2,544       7.24%
Trading securities (1):
   CMOs (AAA-rated).................................      74,553        1,112        5.97           --          --        --
   Subordinates, residuals and other................      92,854        3,489       15.03           --          --        --
Securities available for sale (1):
   CMOs (AAA-rated).................................          --           --       --         498,730       8,419       6.75
   Subordinates, residuals and other................          --           --       --         130,358       4,412      13.54
Loans available for sale (2)........................       5,036           76      6.04         28,564         450       6.30
Investment securities and other.....................       3,904           41      4.20         27,476         352       5.12
Loan portfolio (2)..................................      80,098        1,578      7.88        145,590       4,651      12.78
Match funded loans and securities (2)...............      94,303        2,655     11.26        138,619       2,611       7.53
Discount loan portfolio (2).........................     316,257        7,702      9.74        790,051      21,848      11.06
                                                      ----------     --------               ----------    --------
   Total interest earning assets....................     882,530       18,595      8.43      1,899,922      45,287       9.53
                                                                     --------                             --------
Non-interest earning cash...........................     101,918                                34,855
Allowance for loan losses...........................     (26,744)                              (27,756)
Investment in low-income housing tax credit
 interests..........................................      87,155                               144,689
Investment in unconsolidated entities...............         395                                30,279
Real estate owned, net..............................     127,835                               179,666
Low-income housing tax credit interests held for
 sale...............................................      28,163                                   933
Investment in real estate...........................     115,879                               160,029
Real estate held for sale...........................      20,164                               193,854
Escrow advances on loans and loans serviced for
 others.............................................     339,414                               200,578
Mortgage servicing rights, net......................      86,121                                18,601
Other assets........................................     206,689                               259,192
                                                      ----------                            ----------
   Total assets.....................................  $1,969,519                            $3,094,842
                                                      ==========                            ==========

Average Liabilities and Stockholders' Equity:
Interest-bearing demand deposits....................  $   11,881     $     89      3.00%    $   13,349    $    157       4.70%
Savings deposits....................................       1,411            8      2.27          1,405           8       2.28
Certificates of deposit.............................     843,168       13,692      6.50      1,573,785      25,687       6.53
                                                      ----------     --------               ----------    --------
   Total interest-bearing deposits..................     856,460       13,789      6.44      1,588,539      25,852       6.51
Securities sold under agreements to repurchase......      29,932          244      3.26        159,335       2,761       6.93
Bonds-match funded agreements.......................      77,142        1,391      7.21        118,437       2,948       9.96
Obligations outstanding under lines of credit.......     112,661        1,871      6.64        178,121       4,370       9.81
Notes, debentures and other.........................     169,130        5,013     11.86        280,231       8,502      12.14
                                                      ----------     --------               ----------    --------
   Total interest-bearing liabilities...............   1,245,325       22,308      7.17      2,324,663      44,433       7.65
                                                                     --------                             --------
Non-interest bearing deposits.......................      22,630                                 7,035
Escrow deposits.....................................      92,754                                62,815
Excess of net assets acquired over purchase price...      26,787                                49,900
Other liabilities...................................      82,292                                59,545
                                                      ----------                            ----------
   Total liabilities................................   1,469,788                             2,503,958
Capital Securities..................................      61,159                               100,422
Stockholders' equity................................     438,572                               490,462
                                                      ----------                            ----------
   Total liabilities and stockholders' equity.......  $1,969,519                            $3,094,842
                                                      ==========                            ==========
Net interest income (expense).......................                 $ (3,713)                            $    854
                                                                     ========                             ========
Net interest spread.................................                               1.26%                                 1.88%
Net interest margin.................................                              (1.68)%                                0.18%
Ratio of interest-earning assets to
 interest-bearing liabilities.......................      71%                                   82%

(1). Excludes effect of unrealized gains or losses on securities.

(2). The average balances include non-performing loans, interest on which is recognized on a cash basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                          Nine Months Ended September 30,
                                                      ------------------------------------------------------------------------
                                                                     2001                                  2000
                                                      ----------------------------------    ----------------------------------
                                                                     Interest   Average                   Interest    Average
                                                       Average        Income/    Yield/       Average      Income/     Yield/
                                                       Balance       Expense      Rate        Balance      Expense      Rate
                                                      ----------     --------   --------    ----------    --------    --------
Average Assets:
Federal funds sold and repurchase agreements........  $  190,659     $  6,040      4.22%    $  104,976    $  5,118       6.50%
Trading securities (1):
   CMOs (AAA-rated).................................     115,995        5,589        6.42           --          --        --
   Subordinates, residuals and other................     106,213        8,885       11.15           --          --        --
Securities available for sale (1):
   CMOs (AAA-rated).................................          --           --       --         571,486      27,692       6.46
   Subordinates, residuals and other................          --           --       --         144,475      14,815      13.67
Loans available for sale (2)........................       8,904          440      6.59         37,112       2,174       7.81
Investment securities and other.....................      10,765          638      7.90         25,819       1,181       6.10
Loan portfolio (2)..................................      84,333        5,079      8.03        155,781      13,956      11.94
Match funded loans and securities (2)...............     109,225        7,875      9.61        147,479       8,874       8.02
Discount loan portfolio (2).........................     416,880       34,083     10.90        871,808      70,022      10.71
                                                      ----------     --------               ----------    --------
   Total interest earning assets....................   1,042,974       68,629      8.77      2,058,936     143,832       9.31
                                                                     --------                             --------
Non-interest earning cash...........................      71,155                                47,708
Allowance for loan losses...........................     (21,817)                              (27,511)
Investment in low-income housing tax credit
 interests..........................................      66,547                               147,363
Investment in unconsolidated entities...............         400                                32,666
Real estate owned, net..............................     132,193                               181,699
Low-income housing tax credit interests held for
 sale...............................................      62,248                                   311
Investment in real estate...........................     117,867                               224,354
Real estate held for sale...........................      21,013                               130,160
Escrow advances on loans and loans serviced for
 others.............................................     303,028                               187,222
Mortgage servicing rights, net......................      70,867                                15,102
Other assets........................................     202,046                               266,837
                                                      ----------                            ----------
   Total assets.....................................  $2,068,521                            $3,264,847
                                                      ==========                            ==========

Average Liabilities and Stockholders' Equity:
Interest-bearing demand deposits....................  $   15,237     $    328      2.87%    $    9,677    $    410       5.65%
Savings deposits....................................       1,380           24      2.32          1,520          28       2.46
Certificates of deposit.............................     985,730       47,816      6.47      1,569,044      74,892       6.36
                                                      ----------     --------               ----------    --------
   Total interest-bearing deposits..................   1,002,347       48,168      6.41      1,580,241      75,330       6.36
Securities sold under agreements to repurchase......       9,977          246      3.29        220,843      10,685       6.45
Bonds-match funded agreements.......................      91,005        6,099      8.94        127,771       9,095       9.49
Obligations outstanding under lines of credit.......      76,959        4,327      7.50        179,998      11,783       8.73
Notes, debentures and other.........................     170,569       15,075     11.78        292,556      26,598      12.12
                                                      ----------     --------               ----------    --------
   Total interest-bearing liabilities...............   1,350,857       73,915      7.30      2,401,409     133,491       7.41
                                                                     --------                             --------
Non-interest bearing deposits.......................      15,210                                 7,320
Escrow deposits.....................................      70,518                               131,917
Excess of net assets acquired over purchase price...      30,963                                52,837
Other liabilities...................................      65,670                                69,365
                                                      ----------                            ----------
   Total liabilities................................   1,533,218                             2,662,848
Capital Securities..................................      66,248                               106,329
Stockholders' equity................................     469,055                               495,670
                                                      ----------                            ----------
   Total liabilities and stockholders' equity.......  $2,068,521                            $3,264,847
                                                      ==========                            ==========
Net interest income (expense).......................                 $ (5,286)                            $ 10,341
                                                                     ========                             ========
Net interest spread.................................                               1.47%                                 1.90%
Net interest margin.................................                              (0.68)%                                0.67%
Ratio of interest-earning assets to
 interest-bearing liabilities.......................      77%                                   86%

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

                                                                  Three Months                         Nine Months
                                                         ---------------------------------    --------------------------------
                                                                  2001 vs. 2000                       2001 vs. 2000
                                                         ---------------------------------    --------------------------------
                                                            Increase (Decrease) Due to           Increase (Decrease) Due To
                                                         ---------------------------------    --------------------------------
For the periods ended September 30,                        Rate       Volume       Total        Rate       Volume      Total
-----------------------------------------------------    --------     -------     --------    --------    --------   ---------
Interest-Earning Assets:
Federal funds sold and repurchase agreements.........    $ (1,609)   $  1,007     $   (602)   $ (4,182)   $  5,104   $     922
Trading securities:
   CMO (AAA-rated)...................................        (615)      1,727        1,112          --       5,589       5,589
   Subordinates, residuals and other.................         467       3,022        3,489          --       8,885       8,885
Securities available for sale:
   CMO (AAA-rated)...................................        (878)     (7,541)      (8,419)       (155)    (27,537)    (27,692)
   Subordinates, residuals and other.................         438      (4,850)      (4,412)     (2,305)    (12,510)    (14,815)
Loans available for sale.............................         (18)       (356)        (374)       (296)     (1,438)     (1,734)
Investment securities and other......................         (54)       (257)        (311)        641      (1,184)       (543)
Loan portfolio.......................................      (1,414)     (1,659)      (3,073)     (3,700)     (5,177)     (8,877)
Match funded loans and securities....................       1,041        (997)          44       3,112      (4,111)       (999)
Discount loan portfolio..............................      (2,348)    (11,798)     (14,146)      3,120     (39,059)    (35,939)
                                                         --------    --------     --------    --------    --------   ---------
   Total interest-earning assets.....................      (4,990)    (21,702)     (26,692)     (3,765)    (71,438)  $ (75,203)
                                                         --------    --------     --------    --------    --------   ---------
Interest-Bearing Liabilities:
Interest-bearing demand deposits.....................    $    (52)   $    (16)    $    (68)   $   (425)   $    343   $     (82)
Savings deposits.....................................          --          --           --          (2)         (2)         (4)
Certificates of deposit..............................        (130)    (11,865)     (11,995)      3,018     (30,094)    (27,076)
                                                         --------     -------     --------    --------    --------   ---------
   Total interest-bearing deposits...................        (182)    (11,881)     (12,063)      2,591     (29,753)    (27,162)
Securities sold under agreements to repurchase.......      (1,389)     (1,128)      (2,517)     (3,542)     (6,897)    (10,439)
Bonds-match funded agreements........................        (687)       (870)      (1,557)       (506)     (2,490)     (2,996)
Obligations outstanding under lines of credit........      (1,169)     (1,330)      (2,499)     (1,475)     (5,981)     (7,456)
Notes, debentures and other interest-bearing
 obligations.........................................        (192)     (3,297)      (3,489)       (723)    (10,800)    (11,523)
                                                         --------    --------     --------    --------    --------   ---------
     Total interest-bearing liabilities..............      (3,619)    (18,506)     (22,125)     (3,655)    (55,921)    (59,576)
                                                         --------    --------     --------    --------    --------   ---------
                                                         $ (1,371)  $  (3,196)    $ (4,567)   $   (110)  $ (15,517)  $ (15,627)
                                                         =========  =========     ========    ========   =========   =========

         The Company's net interest expense before provision for loan losses amounted to $(3,713) for the three months ended September 30, 2001 as compared to net interest income of $854 for the three months ended September 30, 2000, a decline of $4,567 or 535%. The decrease was due to a decrease in average interest-earning assets and a decrease in net interest spread, offset by a decrease in average interest-bearing liabilities. Average interest-earning assets decreased by $1,017,392 or 54% during the three months ended September 30, 2001 and reduced interest income by $21,702. Average interest-bearing liabilities decreased by $1,079,338 or 46% during the three months ended September 30, 2001 and decreased interest expense by $18,506. The impact of these volume changes resulted in an $3,196 decrease in net interest income. The net interest spread decreased 62 basis points as a result of a 110 basis-point decrease in the weighted average rate on interest-earning assets, offset by a 48 basis-point decrease in the weighted average rate on interest-bearing liabilities. The impact of these rate changes resulted in a $1,371 decrease in net interest income.

         The Company's net interest expense before provision for loan losses amounted to $(5,286) for the nine months ended September 30, 2001 as compared to net interest income of $10,341 for the nine months ended September 30, 2000, a decline of $15,627 or 151%. The decrease was due to a decrease in average interest-earning assets and a decrease in the net interest spread, offset by a decrease in average interest-bearing liabilities. Average interest-earning assets decreased by $1,015,962 or 49% during the nine months ended September 30, 2001 and reduced interest income by $71,438. Average interest-bearing liabilities decreased by $1,050,552 or 44% during the nine months ended September 30, 2001 and decreased interest expense by $55,921. The impact of these volume changes resulted in a $15,517 decrease in net interest income. The net interest spread decreased 43 basis points as a result of a 54 basis-point

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


decrease in the weighted average rate on interest-earning assets, offset by an 11 basis-point decrease in the weighted average rate on interest-bearing liabilities. The impact of these rate changes resulted in a $110 decrease in net interest income.

                                                                                              Annualized
                                                   Average Balance           Increase        Average Yield         Increase
                                             ---------------------------    (Decrease)    -------------------     (Decrease)
For the three months ended September 30,         2001           2000             $          2001       2000      Basis Points
----------------------------------------     -----------     -----------    -----------   --------   --------    ------------
Federal funds sold and repurchase
  agreements...........................      $   215,525     $   140,534    $    74,991      3.60%      7.24%       (364)
Trading securities:
  CMOs (AAA-rated).....................           74,553              --         74,553      5.97%     --            597
  Subordinates, residuals and other....           92,854              --         92,854     15.03%     --          1,503
Securities available for sale:
  CMOs (AAA-rated).....................               --         498,730       (498,730)       --       6.75%       (675)
  Subordinates, residuals and other....               --         130,358       (130,358)       --      13.54%     (1,354)
Loans available for sale...............            5,036          28,564        (23,528)     6.04%      6.30%        (26)
Investment securities and other........            3,904          27,476        (23,572)     4.20%      5.12%        (92)
Loan portfolio.........................           80,098         145,590        (65,492)     7.88%     12.78%       (490)
Match funded loans and securities......           94,303         138,619        (44,316)    11.26%      7.53%        373
Discount loan portfolio................          316,257         790,051       (473,794)     9.74%     11.06%       (132)
                                             -----------     -----------    -----------
                                             $   882,530     $ 1,899,922    $(1,017,392)     8.43%      9.53%       (110)
                                             ===========     ===========    ===========

                                                                                              Annualized
                                                   Average Balance           Increase        Average Yield         Increase
                                             ---------------------------    (Decrease)    -------------------     (Decrease)
For the nine months ended September 30,          2001           2000             $          2001       2000      Basis Points
---------------------------------------      -----------     -----------    -----------   --------   --------    ------------
Federal funds sold and repurchase
  agreements...........................      $   190,659     $   104,976    $    85,683      4.22%      6.50%       (228)
Trading securities:
  CMOs (AAA-rated).....................          115,995              --        115,995      6.42%        --         642
  Subordinates, residuals and other....          106,213              --        106,213     11.15%        --       1,115
Securities available for sale:
  CMOs (AAA-rated).....................               --         571,486       (571,486)       --       6.46%       (646)
  Subordinates, residuals and other....               --         144,475       (144,475)       --      13.67%     (1,367)
Loans available for sale...............            8,904          37,112        (28,208)     6.59%      7.81%       (122)
Investment securities and other........           10,765          25,819        (15,054)     7.90%      6.10%        180
Loan portfolio.........................           84,333         155,781        (71,448)     8.03%     11.94%       (391)
Match funded loans and securities......          109,225         147,479        (38,254)     9.61%      8.02%        159
Discount loan portfolio................          416,880         871,808       (454,928)    10.90%     10.71%         19
                                             -----------     -----------    -----------
                                             $ 1,042,974     $ 2,058,936    $(1,015,962)     8.77%      9.31%        (54)
                                             ===========     ===========    ===========

         Interest income on trading securities amounted to $4,601 and $14,474 during the three and nine months ended September 30, 2001, respectively, as compared to $0 during the same periods of 2000. This increase resulted from the Company's change in its policy for securities available for sale on September 30, 2000 to account for them as trading.

         Interest income on securities available for sale amounted to $12,831 and $42,507 during the three and nine months ended September 30, 2000, respectively as compared to $0 for the same periods of 2001. As noted above, on September 30, 2000 the Company changed its policy for securities available for sale and transferred those securities to the trading category.

         The decline in the average balance of CMOs during 2000 and 2001 reflects a planned reduction in the use of these securities to meet the Qualified Thrift Lender requirements. The decline in average balance of subordinates, residuals and other securities during 2001 was primarily due to sales of subprime residuals during the second and third quarters and amortization.

         Interest income on the loan portfolio decreased by $3,073 or 66% during the three months ended September 30, 2001 versus the same period in 2000 due to a $65,492 or 45% decrease in the average balance and a 490 basis-point decrease in the average yield. Interest income on the loan portfolio decreased by $8,877 or 64% during the nine months ended September 30, 2001 versus the same

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


period in 2000 due to a $71,448 or 46% decrease in the average balance and a 391 basis-point decrease in the average yield. During 1999, the Company ceased origination of multifamily and commercial loans. See "Changes in Financial Condition - Loan Portfolio."

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

         Interest income on discount loans decreased by $14,146 or 65% during the three months ended September 30, 2001 as compared to the same period in 2000 as a result of a $473,794 or 60% decline in the average balance and a 132 basis-point decrease in the average yield. Interest income on discount loans decreased by $35,939 or 51% during the nine months ended September 30, 2001 as compared to the same period in 2000 as a result of a $454,928 or 52% decline in the average balance partially offset by a 19 basis-point increase in the average yield. Sales, foreclosures and the absence of acquisitions have resulted in the declines in the average balance of discount loans during 2001. The yield on the discount loan portfolio is likely to fluctuate from period to period as a result of the timing of resolutions, particularly the resolution of large multi-family residential and commercial real estate loans, and the mix of the overall portfolio between performing and non-performing loans. See "Changes in Financial Condition - Discount Loans, Net."

                                                                                                     Annualized
                                                             Average Balance        Increase        Average Rate       Increase
                                                        -------------------------  (Decrease)    ------------------   (Decrease)
For the three months ended September 30,                    2001         2000           $          2001      2000    Basis Points
----------------------------------------------------    -----------   -----------  -----------   --------  --------  ------------
Interest-bearing deposits...........................    $   856,460   $ 1,588,539  $  (732,079)    6.44%    6.51%          (7)
Securities sold under agreements to repurchase......         29,932       159,335     (129,403)    3.26%    6.93%        (367)
Bonds-match funded agreements.......................         77,142       118,437      (41,295)    7.21%    9.96%        (275)
Obligations outstanding under lines of credit ......        112,661       178,121      (65,460)    6.64%    9.81%        (317)
Notes, debentures and other.........................        169,130       280,231     (111,101)   11.86%   12.14%         (28)
                                                        -----------   -----------  -----------
                                                        $ 1,245,325   $ 2,324,663  $(1,079,338)    7.17%    7.65%         (48)
                                                        ===========   ===========  ===========

                                                             Average Balance        Increase        Average Rate       Increase
                                                        -------------------------  (Decrease)    ------------------   (Decrease)
For the nine months ended September 30,                     2001         2000           $          2001      2000    Basis Points
----------------------------------------------------    -----------   -----------  -----------   --------  --------  ------------
Interest-bearing deposits...........................    $ 1,002,347   $ 1,580,241  $  (577,894)    6.41%    6.36%           5
Securities sold under agreements to repurchase......          9,977       220,843     (210,866)    3.29%    6.45%        (316)
Bonds-match funded agreements.......................         91,005       127,771      (36,766)    8.94%    9.49%         (55)
Obligations outstanding under lines of credit ......         76,959       179,998     (103,039)    7.50%    8.73%        (123)
Notes, debentures and other.........................        170,569       292,556     (121,987)   11.78%   12.12%         (34)
                                                        -----------   -----------  -----------
                                                        $ 1,350,857   $ 2,401,409  $(1,050,552)    7.30%    7.41%         (11)
                                                        ===========   ===========  ===========

         Interest expense on interest-bearing deposits decreased $12,063 or 47% during the three months ended September 30, 2001 as compared to the same period in 2000 primarily due to a $732,079 or 46% decrease in the average balance. Interest expense on interest-bearing deposits decreased $27,162 or 36% during the nine months ended September 30, 2001 as compared to the same period in 2000 primarily due to a $577,894 or 37% decrease in the average balance. The decline in the average balance was primarily related to certificates of deposit. The decline in average deposits is consistent with the decline in average assets as the Company moves from capital-intensive businesses to fee-based businesses. See "Changes in Financial Condition - Deposits."

         Interest expense on securities sold under agreements to repurchase declined $2,517 or 91% during the third quarter of 2001 as a result of a $129,403 or 81% decrease in the average balance and a 367 basis-point decline in the average rate. For the nine months ended September 30, 2001 interest expense on securities sold under agreements to repurchase declined $10,439 or 97% due to a $210,866 or 95% decrease in the average balance and a 316 basis-point decline in the average rate. Securities sold under agreements to repurchase have been used primarily to fund the purchase of CMOs, the average balance of which has declined significantly during 2001 as compared to 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         Interest expense on obligations outstanding under lines of credit decreased $2,499 or 57% during the three months ended September 30, 2001 as compared to the same period in 2000 due to a $65,460 or 37% decrease in the average balance and a 317 basis-point decline in the average rate. Interest expense on obligations outstanding under lines of credit decreased $7,456 or 63% during the nine months ended September 30, 2001 as compared to the same period in 2000 primarily due to a $103,039 or 57% decrease in the average balance. Average balances outstanding under lines of credit decreased between the nine months ended September 30, 2000 and the same period in 2001, primarily because of the sales of real estate properties and commercial loans. During the nine months ended September 30, 2001, lines of credit were used to fund the investments in real estate and commercial construction loans and, beginning in the second quarter of 2001, to fund servicing advances that were purchased in connection with the acquisition of loans serviced for others under servicing agreements entered into by the Company. See "Changes in Financial Condition - Obligations Outstanding Under Lines of Credit."

         Interest expense on notes, debentures and other interest bearing obligations decreased $3,489 or 41% during the three months ended September 30, 2001 as compared to the same period in 2000 primarily due to a $111,101 or 40% decrease in the average balance. Interest expense on notes, debentures and other interest bearing obligations decreased $11,523 or 43% during the nine months ended September 30, 2001 as compared to the same period in 2000 primarily due to a $121,987 or 42% decrease in the average balance. The decrease in the average balances is primarily due to the Company's repurchases of debt during 2001 and 2000. See "Changes in Financial Condition - Notes, Debentures and Other."

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

         The following table presents the provisions for loan losses by loan portfolio type for the periods indicated:

                                                         Three Months              Nine Months
                                                     ---------------------     --------------------
For the periods ended September 30,                    2001         2000         2001        2000
-------------------------------------------------    --------     --------     --------    --------
Discount loan portfolio .........................    $ (1,549)    $  5,989     $ 14,599    $ 13,209
Loan portfolio ..................................       1,115          938        3,201        (477)
Match funded loans ..............................          46          (66)         229        (128)
                                                     --------     --------     --------    --------
                                                     $   (388)    $  6,861     $ 18,029    $ 12,604
                                                     ========     ========     ========    ========

         The negative provision recorded on the discount loan portfolio during the third quarter of 2001 is due to sales of single family loans, a significant portion of which were non-performing, offset in part by an increase in reserves on commercial loans. Overall, reserves on both the discount loan and loan portfolios have been strengthened as a percentage of loan value in response to changes in loss experience and credit quality of the loans.

         The following table sets forth the allowance for loan losses as a percentage of the respective loan balances at the dates indicated:

                                             September 30, 2001           December 31, 2000           September 30, 2000
                                          -------------------------    ------------------------    -------------------------
                                                       Allowance as                Allowance as                 Allowance as
                                          Allowance    a % of loans    Allowance   a % of loans    Allowance    a % of loans
                                          ---------    ------------    ---------   ------------    ---------    ------------
Discount loan portfolio................   $  21,265        8.84%       $  20,871       3.75%       $  23,047        3.18%
Loan portfolio.........................       4,055        5.22%           2,408       2.51%           4,871        4.06%
Match funded loans.....................         211        0.35%             285       0.35%             367        0.42%
                                          ---------                    ---------                   ---------
                                          $  25,531        5.59%       $  23,564       3.21%       $  28,285        3.03%
                                          =========                    =========                   =========

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

         Non-Interest Income. The following table sets forth the principal components of the Company's non-interest income during the periods indicated:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                               Three Months                 Nine Months
                                                                          -----------------------     -----------------------
For the periods ended September 30,                                          2001          2000          2001          2000
----------------------------------------------------------------------    ---------     ---------     ---------     ---------
Servicing and other fees .............................................    $  35,952     $  25,318     $ 100,809     $  72,043
Gain (loss) on interest-earning assets, net ..........................       (1,851)        1,453        (3,260)       17,717
Gain (loss) on trading and match funded securities, net ..............        3,394        (2,406)       13,133        (2,406)
Impairment charges on securities available for sale ..................           --            --            --       (11,597)
Loss on real estate owned, net .......................................         (715)       (5,011)       (3,804)      (15,760)
Gain (loss) on other non-interest earning assets, net ................         (414)       16,682          (933)       21,864
Net operating gains (losses) on investments in real estate ...........       (1,196)        9,543         2,068        23,894
Amortization of excess of net assets acquired over purchase price.....        4,583         2,995        13,749         8,788
Other income .........................................................        1,989           962         6,472         3,172
                                                                          ---------     ---------     ---------     ---------
Total ................................................................    $  41,742     $  49,536     $ 128,234     $ 117,715
                                                                          =========     =========     =========     =========

         Servicing and other fees are primarily comprised of fees from investors for servicing residential mortgage loans. Servicing and other fees for the three months ended September 30, 2001 increased $10,634 largely due to the growth in loans serviced for others. The average unpaid principal balance of loans serviced for others amounted to $19,411,350 during the three months ended September 30, 2001 as compared to $10,627,495 for the three months ended September 30, 2000. In addition to servicing fees, the increase in servicing and other fees during the third quarter of 2001 included a $2,676 increase in late charges on residential loans. Servicing and other fees are reported net of amortization of servicing rights, which amounted to $8,029 and $2,304 for the three months ended September 30, 2001 and 2000, respectively.

         Servicing and other fees for the nine months ended September 30, 2001 increased $28,766 as compared to the same period in 2000. The average unpaid principal balance of loans serviced for others amounted to $14,991,626 during the nine months ended September 30, 2001 as compared to $10,750,712 for the nine months ended September 30, 2000. Interest earned on custodial accounts during the holding period between collection of borrower payments and remittance to investors, late charges on residential loans and other miscellaneous servicing related fees also contributed to the increase in servicing and other fees during the nine months ended September 30, 2001. Amortization of servicing rights amounted to $19,790 and $5,840 for the nine months ended September 30, 2001 and 2000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         The following table sets forth the Company's loans serviced for others at the dates indicated:

                                        Discount Loans         Subprime Loans           Other Loans                Total
                                   ----------------------  ----------------------  ----------------------  ----------------------
                                                 No. of                  No. of                  No. of                  No. of
                                      Amount      Loans       Amount      Loans       Amount      Loans      Amount       Loans
                                   -----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
September 30, 2001 (1):
Loans securitized:
    Residential loans ...........  $   737,189     12,488  $   525,702      5,690  $        --         --  $ 1,262,891     18,178
    Commercial loans ............        3,192         21           --         --           --         --        3,192         21
                                   -----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
                                   $   740,381     12,509  $   525,702      5,690  $        --         --  $ 1,266,083     18,199
                                   ===========  =========  ===========  =========  ===========  =========  ===========  =========

Loans serviced for third parties:
    Residential loans ...........  $   612,122     12,229  $19,493,316    264,098  $    31,102        352  $20,136,540    276,679
    Commercial loans ............       69,171         60      172,729        449      972,017      1,616    1,213,917      2,125
                                   -----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
                                   $   681,293     12,289  $19,666,045    264,547  $ 1,003,119      1,968  $21,350,457    278,804
                                   ===========  =========  ===========  =========  ===========  =========  ===========  =========
Total loans serviced for others:
    Residential loans ...........  $ 1,349,311     24,717  $20,019,018    269,788  $    31,102        352  $21,399,431    294,857
    Commercial loans ............       72,363         81      172,729        449      972,017      1,616    1,217,109      2,146
                                   -----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
                                   $ 1,421,674     24,798  $20,191,747    270,237  $ 1,003,119      1,968  $22,616,540    297,003
                                   ===========  =========  ===========  =========  ===========  =========  ===========  =========

December 31, 2000 (2):
Loans securitized:
    Residential loans ...........  $   858,549     14,232  $   719,231      7,456  $        --         --  $ 1,577,780     21,688
    Commercial loans ............        6,884         38           --         --           --         --        6,884         38
                                   -----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
                                   $   865,433     14,270  $   719,231      7,456  $        --         --  $ 1,584,664     21,726
                                   ===========  =========  ===========  =========  ===========  =========  ===========  =========

Loans serviced for third parties:
    Residential loans ...........  $   668,736     13,397  $ 8,210,658    128,964  $    37,510        402  $ 8,916,904    142,763
    Commercial loans ............       77,551         81        1,422         16      779,983        167      858,956        264
                                   -----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
                                   $   746,287     13,478  $ 8,212,080    128,980  $   817,493        569  $ 9,775,860    143,027
                                   ===========  =========  ===========  =========  ===========  =========  ===========  =========

Total loans serviced for others:
    Residential loans ...........  $ 1,527,285     27,629  $ 8,929,889    136,420  $    37,510        402  $10,494,684    164,451
    Commercial loans ............       84,435        119        1,422         16      779,983        167      865,840        302
                                   -----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
                                   $ 1,611,720     27,748  $ 8,931,311    136,436  $   817,493        569  $11,360,524    164,753
                                   ===========  =========  ===========  =========  ===========  =========  ===========  =========

(1) Does not include approximately 12,800 loans with an aggregate unpaid principal balance of $433,800 that were acquired under servicing agreements during the first nine months of 2001, but had not been boarded in the Company's loan servicing system as of September 30, 2001.

(2) Does not include approximately 38,500 loans with an unpaid principal balance of approximately $1,027,600 that were acquired on December 31, 2000 but were not boarded in the Company's loan servicing system until 2001.

         For the three months ended September 30, 2001, net loss on interest-earning assets of $(1,851) was primarily comprised of $(2,153) of losses on the sale of loans, primarily single family discount loans. Net gain on interest-earning assets for the three months ended September 30, 2000 of $1,453 resulted primarily from the sale of single family discount and subprime loans. For the nine months ended September 30, 2001, net loss on interest-earning assets of $(3,260) was primarily comprised of $(3,670) of losses on the sale of single family subprime loans and both commercial and single family discount loans. Net gain on interest-earning assets for the nine months ended September 30, 2000 of $17,717 was primarily comprised of $12,254 of gains on the sale of loans, primarily single family discount and subprime loans, and a gain of $2,768 on the sale of a commercial subordinate security.

         The gain or loss on trading and match funded securities, net, includes both unrealized gains and losses on securities and realized gains and losses resulting from sales thereof. For trading securities, changes in fair value are reported in income in the period of change. The net gain on trading and match funded securities of $3,394 for the three months ended September 30, 2001 is primarily comprised of a $1,644 of unrealized gains on trading and match funded securities and $1,404 of gains resulting from sales of subprime residual securities. The net gain on trading and match funded securities of $13,133 for the nine months ended September 30, 2001 is primarily comprised of the $5,948 gains resulting from the sale of subprime residual securities in the second and third quarters (see above) and an increase in net unrealized gains. The unrealized losses on trading and match funded securities of $(2,406) for the three and nine

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


months ended September 30, 2000 resulted from the Company's change, on September 30, 2000, in its policy for securities available for sale to account for them as trading.

         Impairment charges on securities available for sale during the three and nine months ended September 30, 2000 represent declines in fair value that were deemed to be other-than-temporary. See "Changes in Financial Condition - Trading Securities."

         The following table sets forth the results of the Company's real estate owned (which does not include investments in real estate that are discussed below), during the periods indicated:

                                                                        Three Months                     Nine Months
                                                                 --------------------------      ---------------------------
For the periods ended September 30,                                 2001            2000            2001             2000
-------------------------------------------------------------    ----------      ----------      ----------       ----------
Gains on sales...............................................    $    3,109      $    5,110      $   12,632       $   16,793
Provision for losses in fair value...........................        (2,438)         (7,593)        (12,141)         (24,556)
Carrying costs, net..........................................        (1,386)         (2,528)         (4,295)          (7,997)
                                                                 ----------      ----------      ----------       ----------
Loss on real estate owned, net...............................    $     (715)     $   (5,011)     $   (3,804)      $  (15,760)
                                                                 ==========      ==========      ==========       ==========

         See "Changes in Financial Condition - Real Estate Owned" for additional information regarding real estate owned.

         Losses on other non-interest earning assets during the three and nine months ending September 30, 2001 resulted primarily from sales of investments in low-income housing tax credit interests. For the three and nine months ending September 30, 2000, gains on other non-interest earning assets resulted primarily from $16,355 and $21,568, respectively, of gains on sales of investments in real estate.

         The following table sets forth the results of the Company's investment in real estate operations during the periods indicated:

                                                                        Three Months                     Nine Months
                                                                 --------------------------      ---------------------------
For the periods ended September 30,                                 2001            2000            2001             2000
-------------------------------------------------------------    ----------      ----------      ----------       ----------
Operating income, net (1)....................................    $    1,987      $    4,820      $    6,255       $   14,627
Equity in earnings (losses) of loans accounted for as
   investments in real estate (2)............................          (139)          4,723             328            9,267
Impairment write-down (3)....................................        (3,044)             --          (4,515)              --
                                                                 ----------      ----------      ----------       ----------
                                                                 $   (1,196)     $    9,543      $    2,068       $   23,894
                                                                 ==========      ==========      ==========       ==========

(1) The decrease in operating income from investments in real estate during 2001 is primarily due to sales of properties during 2000.

(2) The decline in equity in earnings related to certain loans accounted for as investments in real estate during 2001 is primarily due to the repayment of loans during 2000, which generated significant resolution gains, and an increase in non-performing loans in 2001.

(3) Write-down of $1,471 during the second quarter of 2001 of the carrying value of the Company's investment in a shopping center in Bradenton, Florida that is classified as real estate held for sale, and a $3,044 write-down of the carrying value of the Company's investment in three assisted living facilities during the third quarter of 2001. The assisted living facilities were reclassified from held for investment to held for sale during the third quarter of 2001. See "Changes in Financial Condition - Investments in Real Estate" and "Changes in Financial Condition - Real Estate Held for Sale."

         The amortization of excess of net assets acquired over purchase price resulted from the Company's acquisition of OAC on October 7, 1999. The acquisition resulted in an excess of net assets acquired over the purchase price of $60,042, which is being amortized on a straight-line basis. Effective October 1, 2000, the amortization period was reduced from 60 months to 39 months, which accounts for the increase in amortization for the 2001 periods as compared to 2000. The unamortized balance of the excess of net assets acquired over purchase price at September 30, 2001 was $22,916, as compared to $36,665 at December 31, 2000.

         The increase in other income during 2001 as compared to 2000 was primarily due to consulting revenues generated by a joint venture in Jamaica and real estate commission income generated from the sale of REO properties during 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         Non-Interest Expense. The following table sets forth the principal components of the Company's non-interest expense during the periods indicated:

                                                                 Three Months                        Nine Months
                                                         ----------------------------       ----------------------------
For the periods ended September 30,                          2001             2000              2001              2000
-----------------------------------------------------    ----------        ----------       ----------        ----------
Compensation and employee benefits...................    $   21,531        $   22,134       $   63,775        $   61,114
Occupancy and equipment..............................         3,055             3,141            9,322             9,356
Technology and communication costs...................         5,675             6,344           21,379            17,718
Loan expenses........................................         4,192             3,583           11,262            10,500
Net operating losses on investments in certain
   low-income housing tax credit interests...........         4,005             3,691           11,823             6,030
Amortization of excess of purchase price over net
   assets acquired...................................           778               778            2,334             2,346
Professional services and regulatory fees............         3,882             2,562           11,632             9,366
Other operating expenses.............................         1,484             2,467            6,787             8,188
                                                         ----------        ----------       ----------        ----------
   Total.............................................    $   44,602        $   44,700       $  138,314        $  124,618
                                                         ==========        ==========       ==========        ==========

         The $2,661 increase in compensation and employee benefits for the nine months ended September 30, 2001 as compared to the same period in 2000 was due in large part to the reversal of accrued profit sharing expense in the amount of $6,012 during the first quarter of 2000 resulting from the Company's decision to suspend its long-term incentive plan. Excluding the $6,012 accrual reversal, compensation and employee benefits actually declined by $3,351 during the nine months ended September 30, 2001 as compared to the same period in 2000. This decrease is primarily due to a $2,914 decline in compensation expense related to contract programmers.

         Occupancy and equipment costs consist primarily of rent, depreciation and office operations costs.

         Technology and communication costs consists primarily of depreciation of computer hardware and software, technology-related consulting fees (primarily
OTX) and telephone expense. The $3,661 increase in technology and communication costs for the nine months ended September 30, 2001 is primarily due to $4,685 of nonrecurring expenses recorded during the first quarter, including a $3,185 charge to record a payment due on the 1997 acquisition of AMOS, Inc. Also affecting technology costs for the three and nine months ended September 30, 2001 were declines in consulting fees and an increase in document imaging costs.

         Net operating losses on investments in certain low-income housing tax credit interests increased by $314 and $5,793 during the three and nine months ended September 30, 2001 as compared to the same periods in 2000. These increases are largely the result of impairment charges of $3,738 and $11,096 recorded during the three and nine months ended September 30, 2001, respectively. Impairment charges for the same periods of 2000 amounted to $3,062. Partially offsetting the increase in impairment charges was a decline in operating losses on the properties as a result of sales. See "Changes in Financial Condition - Investment in Low-Income Housing Tax Credit Interests."

         Professional services and regulatory fees are primarily comprised of non-technology related consulting fees, legal fees, audit fees and FDIC insurance. The increases during the 2001 periods were primarily due to increases in FDIC insurance premiums and an increase in consulting costs related to the Jamaican joint venture.

         Other operating expenses are primarily comprised of marketing costs, depository expenses and travel expense.

         Distributions on Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. Cash distributions on the Capital Securities are payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 10.875%. The Company recorded $1,663 and $2,730 of distributions to holders of the Capital Securities during the three months ended September 30, 2001 and 2000, respectively, and $5,413 and $8,842 during the nine months ended September 30, 2001 and 2000, respectively. The decline in distributions is the result of repurchases during 2000 and 2001. See Note 4 to the Consolidated Financial Statements included in Item 1 (which is incorporated herein by reference) and "Changes in Financial Condition - Company-Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company."

         Equity in Income (Losses) of Investments in Unconsolidated Entities. During the three and nine months ended September 30, 2001, the Company recorded equity in the income (losses) of investments in unconsolidated entities of $(84) and $100, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


This compares to losses of $(893) and $(4,965) for the three and nine months ended September 30, 2000, respectively. The three and nine months ended September 30, 2000 included equity in losses of Kensington Group plc of $(891) and $(5,002), respectively, including goodwill amortization. The Company sold its equity investment in Kensington on November 22, 2000.

         Income Tax (Expense) Benefit.

         The following table provides details of the Company's income tax (expense) benefit and effective tax rates for the periods indicated:

                                                                               Three Months                Nine Months
                                                                         ------------------------    ------------------------
For the periods ended September 30,                                         2001          2000          2001          2000
----------------------------------------------------------------------   ----------    ----------    ----------    ----------
Income tax benefit on loss before taxes and extraordinary
   gain...............................................................   $    3,341    $    1,486    $   15,141    $    7,122
Provision for valuation allowance on current year's deferred tax asset       (3,341)           --       (13,728)           --
Provision for valuation allowance on prior year's deferred tax asset..      (65,000)           --       (83,000)           --
                                                                         ----------    ----------    ----------    ----------
   Income tax benefit (expense).......................................      (65,000)        1,486       (81,587)        7,122
Income tax expense on extraordinary gain..............................           --        (1,180)       (1,413)       (3,897)
                                                                         ----------    ----------    ----------    ----------

Total income tax benefit (expense)....................................   $  (65,000)   $      306    $  (83,000)   $    3,225
                                                                         ==========    ==========    ==========    ==========

         For the three and nine months ended September 30, 2001, the Company's effective tax rate before the provision for the deferred tax valuation allowance was 42% and 39%, respectively, and reflected tax credits of $564 and $1,517, respectively, resulting from the Company's investment in low-income housing tax credit interests. For the three and nine months ended September 30, 2000, the Company's effective tax rate before the provision for the valuation allowance on the deferred tax asset was 31% and reflects tax credits of $2,080 and $6,979, respectively.

         The provision for deferred tax asset valuation allowance is a non-cash charge increasing the aggregate valuation allowance to $155,601 based on management's estimate of the amount of the deferred tax asset that more likely than not will be realized under the applicable accounting rules. See "Changes in Financial Condition - Deferred Tax Asset, Net."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         Extraordinary Gain on Repurchase of Debt, Net of Taxes. The following table sets forth the components of the extraordinary gain resulting from the repurchase of the Company's debt securities during the periods indicated:

                                                                 Three Months                        Nine Months
                                                         ----------------------------       ----------------------------
For the periods ended September 30,                          2001             2000              2001              2000
-----------------------------------------------------    ----------        ----------       ----------        ----------
Capital Securities:
   Face amount repurchased...........................    $       --        $    2,000       $   18,371        $   10,610
                                                         ==========        ==========       ==========        ==========
   Extraordinary gain................................            --               828            3,722             4,499
   Income taxes......................................            --              (256)          (1,377)           (1,395)
                                                         ----------        ----------       ----------        ----------
     Net extraordinary gain..........................    $       --        $      572       $    2,345        $    3,104
                                                         ==========        ==========       ==========        ==========

11.875% Notes due October 1, 2003:
   Face amount repurchased...........................    $       --        $       --       $    4,200        $       --
                                                         ==========        ==========       ==========        ==========
   Extraordinary gain................................            --                --               97                --
   Income taxes......................................            --                --              (36)               --
                                                         ----------        ----------       ----------        ----------
     Net extraordinary gain..........................    $       --        $       --       $       61        $       --
                                                         ==========        ==========       ==========        ==========

11.5% Redeemable Notes due July 1, 2005:
   Face amount repurchased...........................    $       --        $   15,050       $       --        $   44,930
                                                         ==========        ==========       ==========        ==========
   Extraordinary gain................................            --             2,980               --             8,072
   Income taxes......................................            --              (924)              --            (2,502)
                                                         ----------        ----------       ----------        ----------
     Net extraordinary gain..........................    $       --        $    2,056       $       --        $    5,570
                                                         ==========        ==========       ==========        ==========

Total Debt Repurchases:
   Face amount repurchased...........................    $       --        $   17,328       $   22,571        $   55,540
                                                         ==========        ==========       ==========        ==========
   Extraordinary gain................................            --             3,808            3,819            12,571
   Income taxes......................................            --            (1,180)          (1,413)           (3,897)
                                                         ----------        ----------       ----------        ----------
     Net extraordinary gain..........................    $       --        $    2,628       $    2,406        $    8,674
                                                         ==========        ==========       ==========        ==========

Changes in Financial Condition

         Trading Securities. The following table sets forth the fair value of the Company's trading securities at the dates indicated:

                                                                                        September 30,      December 31,
                                                                                        -------------      ------------
                                                                                            2001               2000
Mortgage-related securities:
   Collateralized mortgage obligations (AAA-rated) (1)............................      $    143,318       $    277,595
                                                                                        ------------       ------------
   Subordinates, residuals and other securities (2):
     Single family residential:
        BB-rated subordinates.....................................................             4,165              4,563
        B-rated subordinates......................................................             2,691              2,911
        Unrated subordinates......................................................             8,859              9,361
        Unrated subprime residuals................................................            63,406             93,176
     Multi-family residential and commercial:
        Unrated subordinates......................................................             2,577              2,636
                                                                                        ------------       ------------
                                                                                              81,698            112,647
                                                                                        ------------       ------------
Trading securities................................................................      $    225,016       $    390,242
                                                                                        ============       ============

(1) During the nine months ended September 30, 2001, CMO trading securities declined $134,277. This decline was primarily due to $144,639 of maturities and principal repayments and $117,934 of sales offset in part by purchases of $127,071.

(2) During the nine months ended September 30, 2001, subordinate, residual and other trading securities declined by $30,949. This decline was primarily due to $8,087 of maturities and principal repayments, $28,939 of sales and $6,819 of net premium amortization, partially offset by an increase in fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         Residual and subordinate securities at September 30, 2001 and December 31, 2000 include retained interests with a fair value of $41,657 and $43,016, respectively, from securitizations of loans completed by the Company in prior years. The Company determines the present value of anticipated cash flows utilizing valuation assumptions appropriate for each particular transaction. The significant valuation assumptions have included the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, the Company currently applies a discount rate of 11% to 21% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. The Company makes assumptions as to the prepayment rates of the underlying loans, which the Company believes are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During 2001, the Company utilized proprietary prepayment curves (reaching an approximate range of annualized rates of 11% to 45%). During 2001, the Company estimated annual losses of between 0.9% and 5.5% of the unpaid principal balance of the underlying loans. See Note 5 to the Interim Consolidated Financial Statements included in Item 1 herein.

         Subordinate and residual interests are affected by the rate and timing of payments of principal (including prepayments, repurchase, defaults and liquidations) on the mortgage loans underlying a series of mortgage-related securities. The rate of principal payments may vary significantly over time depending on a variety of factors, such as the level of prevailing mortgage loan interest rates and economic, demographic, tax, legal and other factors. Prepayments on the mortgage loans underlying a series of mortgage-related securities are generally allocated to the more senior classes of mortgage-related securities. Although in the absence of defaults or interest shortfalls all subordinates receive interest, amounts otherwise allocable to residuals generally are used to make payments on more senior classes or to fund a reserve account for the protection of senior classes until overcollateralization or the balance in the reserve account reaches a specified level. In general, in periods of declining interest rates, rates of prepayments on mortgage loans generally increase, and if the rate of prepayments is faster than anticipated, then the yield on subordinates will be positively affected and the yield on residuals will be negatively affected.

         The Company periodically assesses the carrying value of its subordinate securities and residual securities retained. There can be no assurance that the Company's estimates used to determine the value of the subordinate securities and residual securities retained will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed the Company's estimates, the carrying value of the Company's subordinate securities and residual securities retained may be decreased during the period management recognizes the disparity. Other factors may also result in a write-down of the Company's subordinate securities and residual securities in subsequent months. During the nine months ended September 30, 2000, but prior to the transfer of securities available for sale to trading, the Company recorded $11,597 of impairment charges on its portfolio of subordinate and residual securities as a result of declines in value that were deemed to be "other-than-temporary."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         The following tables detail the Company's residual and subordinate trading securities portfolio at September 30, 2001, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors:

                                                                                                       Anticipated
                                                                                            Subordi-      Yield to
                                                                  Class Size                nation/OC   Maturity at    Prospective
                                   Issue            Rating        ----------      Interest  Level at:   -----------     Yield at
Securitization (issuer)  Security  Date    Rating  Agencies   Issuance  9/30/01      %       9/30/01  Purchase 9/30/01   9/30/01
-----------------------  --------  ----    ------  --------   --------  -------      -       -------  -------- -------   -------
Single-family
residential
Subordinates:
BCF 1996 R1(1).........   B3      Oct-96     UR    (a), (b)   $ 70,773  $ 31,930   50.00%     None    15.70%     8.86%    39.74%
CSFB 1996-1R
(ITT 94-P1) (2)........   4B2     Oct-96     UR    (b), (c)      1,046        83  100.00      None      N/A       N/A        (A)
BCF 1997 R2 (1)........   B4      Jun-97  Ba2, BB  (b), (c)      6,358     5,396   73.54      7.72%    9.58     10.31     50.60
                          B5                B2,B                 6,264     5,317   73.54      2.84    10.74     12.49       N/M
                          B6                 UR                 13,883     3,088   73.54      None    15.98      6.39        (A)
SBMS 1997-HUD1 (3)        B5      Apr-97  B2, n.a. (b), (d)      9,785     5,092  100.00        --    16.87     18.72     97.72
ORMBS 1998 R1 (4)......   B4      Mar-98     UR    (b), (d)    101,774    31,971   82.48      None    20.50    (27.23)    44.38
ORMBS 1998 R2 (4)......   B4A     Jun-98    Ba2      (b)         1,058       935  100.00      5.64    13.22      5.44       N/M
                          B4F               Ba2                    937       834  100.00      4.65    19.23    (10.34)     73.52
                          B5A                B2                    880       765  100.00      3.34    23.78      9.05       N/M
                          B5F                B2                    937       834  100.00      1.48    11.78     13.90       N/M
                          B6A                UR                  3,896     1,109  100.00      None    16.72     26.25       N/M
                          B6F                UR                  3,345       389  100.00      None    19.50    (21.16)       (A)
ORMBS 1998 R3 (4)......   B4      Sep-98  Ba2, BB  (b), (d)     11,765     4,998   85.87        --    11.71    (44.95)    82.64
ORMBS 1999 R1 (4)......   B5A     Mar-99    B2, B  (b), (d)      1,630     1,473  100.00      3.11    17.73     34.06     52.55
                          B5F               B2, B                1,843     1,517  100.00      2.53    17.74     40.93       N/M
                          B6A                UR                  3,586     1,034  100.00      None    18.00     58.28    (29.98)
                          B6F                UR                  4,299     1,252  100.00      None    18.00    100.99        (A)
ORMBS 1999 R2 (4) .....   B4      Jun-99     BB   (a),(c),(d)   10,530    10,074  100.00      0.35    13.45     36.32     57.08
                          B5                 B                   4,680       266  100.00        --    18.45     85.55        (A)
Subprime residuals:
SBMS 1996 3 (5)........   R       Jun-96     UR    (a), (b)    130,062    17,842  100.00     32.31OC  15.52      2.04     18.90
MLM1 1996 1 (6)........   R       Sep-96     UR    (a), (b)     81,142     9,265  100.00     54.51OC  15.16      3.24     26.56
MS 1997 1 (7)..........   X1      Jun-97     UR    (a), (b)     17,727     6,828  100.00      4.35OC  21.47     16.24     21.86
                          X2                                    87,118     8,693  100.00     35.64OC  20.38     (1.51)    10.85
1997 OFS 2 (8).........   X       Sep-97     UR    (a), (b)    102,201    15,724  100.00     12.04OC  19.65     (0.06)    16.09
1997 OFS 3 (8).........   X       Dec-97     UR    (a), (b)    208,784    41,310  100.00     18.93OC  19.59      5.93     20.41
1998 OFS 1 (8).........   X       Mar-98     UR    (b), (d)    161,400    31,302  100.00      3.89OC  18.00     (2.23)    14.34
1998 OFS 2 (8).........   X       Jun-98     UR    (a), (b)    382,715    86,418  100.00     14.62OC  19.46      0.05     10.99
1998 OFS 3 (8).........   X       Sep-98     UR    (a), (d)    261,649    84,906  100.00      7.21OC  18.00      4.05     31.25
1998 OFS 4 (8).........   X       Dec-98     UR   (a),(b),(c)  349,000   148,426  100.00      1.09OC  18.00      0.31      5.76
1999 OFS 1 (8) ........   X       Jun-99     UR    (a), (b)    148,628    83,696  100.00      6.14OC  18.00     (6.31)    (8.03)
PANAM 1997-1 (9).......   X       Dec-97     UR    (a), (b)    113,544    16,474  100.00     17.00OC  22.45     (0.62)    18.48
                         Prepay              UR                                                       25.69      1.26    (20.89)
                          Pen.

                                                                                                       Anticipated
                                                                                            Subordi-      Yield to
                                                                  Class Size                nation/OC   Maturity at    Prospective
                                  Issue            Rating         ----------      Interest  Level at:   -----------     Yield at
Securitization (issuer)  Security  Date    Rating  Agencies   Issuance  9/30/01      %       9/30/01  Purchase 9/30/01   9/30/01
-----------------------  --------  ----    ------  --------   --------  -------      -       -------  -------- -------   -------
Single-family
residential
EQUICON 1994-2 (10)....   B Fix,   Oct-94    UR   (a),(b),(c)  78,846   $12,553    100.00%    6.75%OC  18.00%  104.13%     16.28%
                          B Var.             UR                32,306       939    100.00    94.34OC   18.00    31.42      27.85
EQUICON 1995-1 (10)....   B Fix,   May-95    UR   (a),(b),(c)  70,024     7,883    100.00    12.42OC   18.00    26.58        (A)
                          B Var.             UR                40,519     3,558    100.00    15.15OC   18.00   103.89        (A)
EQUICON 1995-2 (10)....   B Fix,   Oct-95    UR     (a),(b)    79,288    11,747    100.00    11.88OC   18.00    34.36       N/M
                          B Var.             UR                39,667     2,571    100.00    15.43OC   18.00    97.35        (A)
ACCESS 1996-1 (11).....   B Fix,   Feb-96    UR     (a),(b)   120,015    19,481    100.00     9.79OC   18.00    25.92       N/M
                          B Var.             UR                55,362     4,061    100.00    12.38OC   18.00    34.63        (A)
ACCESS 1996-2 (11).....  B-I,BI-S  May-96    UR     (a),(b)   142,259    24,645    100.00    11.45OC   18.00    25.47        (A)
                          B-II               UR                68,345     5,174    100.00    21.68OC   18.00    12.78       N/M
                          BII-S
ACCESS 1996-3 (11).....  B-I,BI-S  Aug-96    UR     (a),(b)   107,712    18,342    100.00    17.49OC   18.00    15.41       N/M
                          B-II               UR                99,885     7,300    100.00    25.33OC   18.00    13.30        (A)
                          BII-S

UK Subprime
Subordinates:
CMR1 (12)..............  Deferred  Apr-96    UR     (a),(c)    48,450(B)  9,652(C) 100.00    17.95RF   18.69    20.49     23.15
                           Comp
CMR2 (12)..............  Deferred  Oct-96    UR     (a),(c)    97,627(B) 22,000(C) 100.00    18.01RF   18.69    33.19     45.40
                           Comp
CMR3 (12)..............  Deferred  Oct-96    UR     (a),(c)   176,047(B) 36,451(C) 100.00    27.51RF   18.69    69.05    817.85
                           Comp
CMR4 (12)..............  Deferred  Jan-97    UR     (a),(c)   103,031(B) 24,019(C) 100.00    13.36RF   18.69    37.53     64.85
                           Comp
CMR5 (12)..............  Deferred  Jan-97    UR     (a),(c)    54,686(B) 13,692(C) 100.00    66.22RF     N/A      N/A       N/M
                           Comp
CMR6 (12)..............  Deferred  Apr-97    UR     (a),(c)    90,498(B) 18,463(C) 100.00    15.07RF   16.87    18.72     97.72
                           Comp

Commercial
Subordinates:
BT97-SI (13)...........   Equity   Dec-97    UR       None     57,750    35,191     25.00       --     22.15    12.10     14.06
                           Cert.

                         Weighted   Weighted     Total    Actual Life Actual Life
                         Average    Average   Delinquency   To Date     To Date                          Collateral Balance
                        Coupon at     LTV         at        CPR at     Losses at     Product Type at     ------------------
Securitization (issuer)  9/30/01   at 9/30/01   9/30/01     9/30/01     9/30/01          9/30/01        Issuance    9/30/01
-----------------------  -------   ----------   -------     -------     -------          -------        --------    -------
Single-family
residential
Subordinates:
BCF 1996 R1 (1).........   9.99%      100.46%     12.84%      13.73%      $33,913     98% Fixed, 2% ARM   $505,513    $214,007
CSFB 1996 1R
(ITT 94-P1) (2) ........    N/A       N/A        N/A         N/A            N/A     100% 1-Year CMT       32,487      12,564
BCF 1997 R2 (1).........   8.20      77.97      17.93       14.02         9,840     25% Fixed, 75% ARM   251,790     108,850
SBMS 1997-HUD1 (3)......   9.75     109.00      11.50       15.75        20,128     97% Fixed, 3% ARM    326,147     136,633
ORMBS 1998 R1 (4).......   8.85     114.47      26.49       12.49        65,631     99% Fixed, 1% ARM    565,411     333,954
ORMBS 1998 R2 (4).......   8.90      82.88      27.35       16.80         5,088     44% Fixed, 56% ARM   123,917      59,518
ORMBS 1998 R3 (4).......   8.82     119.93      36.09       14.47        40,396     98% Fixed, 2% ARM    261,452     155,746
ORMBS 1999 R1 (4).......   8.97      80.87      31.24       16.64         4,643     60% Fixed, 40% ARM   147,101      82,719
ORMBS 1999 R2 (4).......   9.21     106.63      39.79       14.81        11,012     100% Fixed           117,004      75,677

Subprime residuals:
SBMS 1996 3 (5).........  11.08      68.03      18.18       31.05         3,841     68% Fixed, 32% ARM   130,062      17,842
MLM1 1996 1 (6).........  11.59      71.11      24.90       34.80         2,588     37% Fixed, 63% ARM    81,142       9,265
MS 1997 1 (7) X1........  11.28      73.95      24.22       35.82         3,770     100% Fixed,           17,727       6,828
MS 1997 1 (7) X2........                                                            100% ARM              87,118       8,693
1997 OFS 2 (8)..........  11.22      76.13      21.85       36.98         4,584     32% Fixed, 68% ARM   102,201      15,724
1997 OFS 3 (8)..........  10.97      89.86      30.87       34.68         9,196     28% Fixed, 72% ARM   208,784      41,310
1998 OFS 1 (8)..........  11.25      79.62      32.34       37.10         7,648     23% Fixed, 77% ARM   161,400      31,302
1998 OFS 2 (8)..........  11.25      76.13      22.24       36.22        14,519     55% Fixed, 45% ARM   382,715      86,418
1998 OFS 3 (8)..........  10.78      76.74      32.89       30.84        11,459     44% Fixed, 56% ARM   261,649      84,906
1998 OFS 4 (8)..........  10.42      77.93      28.95       26.01        19,938     54% Fixed, 46% ARM   349,000     148,426
1999 OFS 1 (8)..........   9.81      78.41      18.86       21.93         4,865     72% Fixed, 28% ARM   148,628      83,696

PANAM 1997-1(9).........  11.53      84.80      32.70       40.10         7,053     100% ARM             113,544      16,474
EQUICON 1994-2 (10).....   9.98      80.30      16.28       28.85         2,876     100% Fixed            78,846      12,553
                                                                                    100% ARM              32,306         939
EQUICON 1995-1 (10).....  11.90     113.18      33.79       27.61         5,754     100% Fixed            70,024       7,883
                                                                                    100% ARM              40,519       3,558
EQUICON 1995-2 (10).....  10.92      81.21      30.51       30.81         4,045     100% Fixed            79,288      11,747
                                                                                    100% ARM              39,667       2,571
ACCESS 1996-1 (11)......  10.87      75.83      29.92       29.84         6,969     100% Fixed           120,015      19,481
                                                                                    100% ARM              55,362       4,061
ACCESS 1996-2 (11)......  11.12      24.20      35.55       30.70         7,862     100% Fixed           142,259      24,645
                                                                                    100% ARM              68,345       5,174
ACCESS 1996-3 (11)......  11.63      75.25      40.19       33.85         7,264     100% Fixed           107,712      18,342
                                                                                    100% ARM              99,885       7,300
UK Subprime
Subordinates:
CMR1 (12)...............  13.36       N/A       40.03       24.56         1,230     100% ARM              48,450(B)    9,652(C)
CMR2 (12)...............  12.35       N/A       31.67       24.58         1,685     9% Fixed, 91% ARM     97,627(B)   22,000(C)
CMR3 (12)...............  13.35       N/A       17.82       24.16         4,334     28% Fixed, 72% ARM   176,047(B)   36,451(C)
CMR4 (12)...............  13.64       N/A       39.35       25.23         2,481     13% Fixed, 87% ARM   103,031(B)   24,019(C)
CMR5 (12)...............  15.66       N/A       62.19       23.89         7,807     19% Fixed, 81% ARM    54,686(B)   13,692(C)
CMR6 (12)...............  13.65       N/A       37.96       28.12         1,537     5% Fixed, 95% ARM     90,498(B)   18,463(C)

Commercial
Subordinates:
BT97-SI (13)............   7.37       N/A       65.06        N/A         10,619           N/A            295,925      64,285

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

Issuers:                                        Rating Agencies:
(1)  BlackRock Capital Finance L.P.             (a)  S&P
(2)  Credit Suisse First Boston (ITT            (b)  Moody's
       Federal Bank, FSB)                       (c)  Fitch
(3)  Salomon Brothers Mortgage Securities       (d)  DCR
(4)  Ocwen Residential MBS Corporation
(5)  Salomon Brothers Mortgage Securities VII   Other:
(6)  Merrill Lynch Mortgage Investors, Inc.     N/A - Not Available
(7)  Morgan Stanley ABS Capital I, Inc.         N/M - As a result of impairment charge write-downs of the security while classified
(8)  Ocwen Mortgage Loan Asset Backed                 as available for sale, the prospective yield at 9/30/01 is not meaningful.
       Certificates                             (A) - As a result of impairment charge write-downs of the security while classified
(9)  Pan American Bank, FSB                           as available for sale, the book value is zero, therefore, there is no
(10) Equicon Mortgage Loan Trust                       prospective yield on the security.
(11) Access Financial Mortgage Loan Trust       (B) - Dollar equivalent of amounts in British pounds at the rate of exchange that
(12) City Mortgage Receivable                         prevailed at the time of issuance.
(13) Bankers Trust Corporation Mortgage         (C) - Dollar equivalent of amounts in British pounds at the rate of exchange at
       Investors Trust                                9/30/01.

         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie the Company's subordinate and residual trading securities at September 30, 2001:

Description                       California     Florida        Texas          U.K.        New York      Other (1)      Total
-----------                       ----------    ----------    ----------    ----------    ----------    ----------    ----------
Single family residential.......  $  363,232    $  154,958    $  154,414    $  124,277    $  116,498    $1,050,994    $1,964,373
Commercial......................      19,271            --            --            --            --        45,094        64,365
Multi-family....................         453            22            34            --         4,282         3,839         8,630
                                  ----------    ----------    ----------    ----------    ----------    ----------    ----------
Total ..........................  $  382,956    $  154,980    $  154,448    $  124,277    $  120,780    $1,099,927    $2,037,368
                                  ==========    ==========    ==========    ==========    ==========    ==========    ==========

Percentage (2)..................       18.80%         7.61%         7.58%         6.10%         5.93%        53.98%       100.00%
                                      ======        ======        ======        ======        ======        ======        ======

(1) Consists of properties located in 46 other states, none of which aggregated over $94,186 in any one state.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

         The following table presents information regarding subordinate and residual trading securities summarized by classification and rating at September 30, 2001:

                                                                                                    Anticipated
                                                              Original    Anticipated                Weighted
                                                            Anticipated     Yield to                  Average     Prospective
                                                 Percent      Yield to    Maturity at                Remaining      Yield at
        Rating/Description          Fair Value    Owned       Maturity    9/30/01 (1)    Coupon      Life (2)       9/30/01
--------------------------------  -------------  -------  --------------  -----------  ----------  -------------  -----------
Single-family residential:
    BB-rated subordinates.......    $  4,165      90.40%       11.59%        12.85%       7.03%         2.59         55.55%
    B-rated subordinates........       2,691      90.78        15.46         21.24        7.47          1.52         84.67
    Unrated subordinates........       8,859      68.41        17.72         (5.46)       8.17          2.51          3.89
    Unrated subprime residuals..      63,406     100.00        18.50          6.31         N/A          5.43         30.97

Commercial:
    Unrated subordinates........       2,577      25.00        22.15         12.10        7.37          1.90         14.06
                                    --------
                                    $ 81,698
                                    ========

(1) Changes in the September 30, 2001 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions, loss assumptions and charges taken to reduce the value of the securities while classified as available for sale.

(2) Equals the weighted average life based on the September 30, 2001 amortized cost.

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

         Anticipated Yield to Maturity at September 30, 2001- Effective yield based on the purchase price, actual cash flows received from inception until the respective date, and the then current estimate of future cash flows under the assumptions at the respective date.

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

         Real Estate Held for Sale. The Company's real estate held for sale consisted of the following at the dates indicated:

                                                 September 30,  December 31,
                                                     2001           2000
                                                 -------------  ------------
Shopping centers (1)............................  $  20,170      $  22,670
Assisted living facilities (2)..................  $  13,418      $       -
                                                  ---------      ---------
                                                  $  33,588      $  22,670
                                                  =========      =========

(1) At September 30, 2001, consisted of one shopping center in Bradenton, Florida with 291,220 square feet of space which was 94.65% leased. Impairment charges of $1,471 were recorded on this property during the second quarter of 2001. During the first quarter of 2001, the Company sold its other shopping center located in Havre, Montana, which had a carrying value of $1,034, for no gain.

(2) Three assisted living facilities were transferred from held for investment during the third quarter of 2001. Impairment charges of $2,225 were recorded on these properties at the time of transfer.

         Low-Income Housing Tax Credit Interests Held for Sale. During 2000, the Company entered into transactions to sell twenty-five of its low-income housing tax credit properties, together with the related tax credits. Although these transactions resulted in the transfer of tax credits and operating results for these properties to the purchaser, they did not qualify as sales for accounting purposes. As a result, the Company has reclassified these properties as held for sale and has valued them at the lower of cost or fair value less disposal costs. During the nine months ended September 30, 2001, seven of these projects with an aggregate carrying value of $39,906 were transferred back to held for investment, and twelve of these projects with an aggregate carrying value of $30,776 qualified as sales for accounting purposes. Three additional projects with an aggregate carrying value of $15,885 were transferred from held for investment.

         The carrying value of the Company's investments in low-income housing tax credit interests held for sale are as follows at the dates indicated:

                                                                                          September 30        December 31,
                                                                                              2001                2000
                                                                                          -----------         -----------
Investments solely as a limited partner made prior to May 18, 1995...................     $    22,336         $    32,229
Investments solely as a limited partner made on or after May 18, 1995................              --               8,922
Investments both as a limited and, through subsidiaries, as a general partner........           5,282              45,932
                                                                                          -----------         -----------
                                                                                          $    27,618         $    87,083
                                                                                          ===========         ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         Investments in Real Estate. The Company's investment in real estate consisted of the following at the dates indicated:

                                                                                           September 30,        December 31,
                                                                                                2001                2000
                                                                                           -------------       -------------
Properties held for investment (1):
   Office buildings.................................................................       $      32,128       $      32,112
   Retail...........................................................................               8,975               9,515
   Building improvements............................................................              13,259              11,346
   Tenant improvements and lease commissions........................................               3,702               1,744
   Furniture and fixtures...........................................................                  53                  52
                                                                                           -------------       -------------
                                                                                                  58,117              54,769
   Accumulated depreciation.........................................................              (3,288)             (2,359)
                                                                                           -------------       -------------
                                                                                                  54,829              52,410
                                                                                           -------------       -------------
Loans accounted for as investments in real estate (2):
   Multi-family residential.........................................................                  97                  97
   Nonresidential...................................................................              36,476              45,689
                                                                                           -------------       -------------
                                                                                                  36,573              45,786
                                                                                           -------------       -------------
Properties held for lease (3):
   Land and land improvements.......................................................                  --               1,256
   Building.........................................................................                  --              15,641
   Accumulated depreciation.........................................................                  --                (855)
                                                                                           -------------       -------------
                                                                                                      --              16,042
                                                                                           -------------       -------------

Investment in real estate partnerships (4)..........................................               7,977               8,523
                                                                                           -------------       -------------
                                                                                           $      99,379       $     122,761
                                                                                           =============       =============

(1) The Company's properties held for investment at September 30, 2001 consist of the following:

     Date                                                                                              %
   Acquired              Property                 Location         Square Feet     Property Type    Leased     Carrying Value
--------------   ------------------------   --------------------   -----------   ----------------   -------   ----------------
07/22/98         841 Prudential Drive....   Jacksonville, FL           480,817    Office Bldg.        99.1%      $   37,719
04/09/98         7075 Bayers Road........   Halifax, Nova Scotia       406,343    Shopping Ctr.       65.4           20,398

                                                                         Accumulated depreciation                    (3,288)
                                                                                                                 ----------
                                                                                                                 $   54,829
                                                                                                                 ==========

(2) Certain acquisition, development and construction loans were acquired in January 2000 in which the Company participates in the expected residual profits of the underlying real estate and the borrower has not contributed substantial equity to the project. As such, the Company has accounted for these loans under the equity method of accounting as though it had an investment in a real estate limited partnership. The decline in the balance during 2001 is primarily due to principal repayments and impairment write-downs.

(3) During the third quarter of 2001, the Company recorded an impairment charge of $2,225 on its investment in three assisted living facilities and transferred the balance of its investment, or $13,418, to held for sale.

(4) Consists of interests in four limited partnerships operating as real estate ventures, consisting of multi-family type properties.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         The carrying values of the Company's investments in low-income housing tax credit interests are as follows at the dates indicated:

                                                                                          September 30,       December 31,
                                                                                               2001                2000
                                                                                          -------------       ------------
Investments solely as a limited partner made prior to May 18, 1995....................     $     1,190         $    21,170
Investments solely as a limited partner made on or after May 18, 1995.................           6,919               6,263
Investments both as a limited and, through subsidiaries, as a general partner.........          72,387              28,296
                                                                                           -----------         -----------
     Total (1)........................................................................     $    80,496         $    55,729
                                                                                           ===========         ===========

(1) The increase in the balance during the nine months ended September 30, 2001 is due to the transfer from held for sale of seven projects that, at December 31, 2000, had an aggregate carrying value of $39,906. Also contributing to the increase was additional investment in existing projects. Offsetting these increases were impairment charges of $11,097 including $3,738 during the third quarter of 2001, and the transfer of three projects with an aggregate carrying value of $15,885 at December 31, 2000 to be held for sale. See "Low-Income Housing Tax Credit Interests Held for Sale."

         The qualified affordable housing projects underlying the Company's investments in low-income housing tax credit interests are geographically located throughout the United States. At September 30, 2001, the Company's largest single investment was $14,106, which relates to a project located in Sacramento, California.

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

         Income on the Company's limited partnership investments made prior to May 18, 1995 is recorded under the level yield method as a reduction of income tax expense, and amounted to $59 and $509 for the third quarter of 2001 and 2000, respectively. For limited partnership investments made after May 18, 1995, and for investments as a limited partner and, through subsidiaries, as a general partner, the Company recognized tax credits of $505 and $1,571 for the third quarter of 2001 and 2000, respectively, which are also reported as a reduction of income tax expense. The Company also recorded a loss from operations on the underlying real estate after depreciation of $4,005 and $3,691 for the third quarter of 2001 and 2000, respectively. The loss for the third quarter of 2001 included $3,738 of impairment charges. For the nine months ended September 30, 2001 and 2000, income on the Company's limited partnership investments made prior to May 18, 1995 amounted to $332 and $1,849, respectively. For limited partnership investments made after May 18, 1995, and for investments as a limited partner and, through subsidiaries, as a general partner, the Company recognized tax credits of $1,185 and $6,647 for the nine months ended September 30, 2001 and 2000, respectively. Losses from operations on the underlying real estate were $11,823 and $6,030 for the nine months ended September 30, 2001 and 2000, respectively. The loss for the nine months ended September 30, 2001 included the $11,097 of impairment charges noted above. See "Low-Income Housing Tax Credit Interests Held for Sale" above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         Loan Portfolio, Net.

         Composition of Loan Portfolio. The following table sets forth the composition of the Company's loan portfolio by type of loan at the dates indicated:

                                                                                          September 30,        December 31,
                                                                                              2001                 2000
                                                                                          -------------        -------------
Single family residential loans....................................................       $         460        $         848
                                                                                          -------------        -------------
Multi-family residential loans:
    Permanent......................................................................               3,000                6,083
    Construction...................................................................              21,336               39,123
                                                                                         --------------       --------------
       Total multi-family residential..............................................              24,336               45,206
                                                                                         --------------       --------------
Commercial real estate:
     Hotels:
       Construction................................................................              30,272               38,153
     Office buildings..............................................................              25,144               20,817
     Land..........................................................................                  --                    1
                                                                                         --------------       --------------
       Total commercial real estate................................................              55,416               58,971
                                                                                         --------------       --------------
Consumer...........................................................................                  26                   48
                                                                                         --------------       --------------
Unsecured..........................................................................                 200                   --
                                                                                         --------------       --------------
       Loans, gross................................................................              80,438              105,073
Undisbursed loan proceeds..........................................................              (2,579)              (8,879)
Unamortized deferred fees..........................................................                (154)                (372)
                                                                                         --------------       --------------
       Total loans.................................................................              77,705               95,822
Allowance for loan losses..........................................................              (4,055)              (2,408)
                                                                                         --------------       --------------
       Loans, net..................................................................      $       73,650       $       93,414
                                                                                         ==============       ==============

         The loan portfolio is secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loans were located at September 30, 2001:

                                 Single Family   Multi-family     Commercial
                                  Residential     Residential     Real Estate      Consumer        Unsecured        Total
                                 -------------   ------------     -----------     ----------      ----------     ----------
New York.......................   $       --      $    2,724      $   15,790      $        9      $       --     $   18,523
Delaware.......................          244              --          14,495              --              --         14,739
Connecticut....................           --              --          12,800               7              --         12,807
Virginia.......................           --              --           7,650              --              --          7,650
California.....................           --           5,644              --              --             200          5,844
Other (1)......................          216          15,968           4,681              10              --         20,875
                                  ----------      ----------      ----------      ----------      ----------     ----------
Total..........................   $      460      $   24,336      $   55,416      $       26      $      200     $   80,438
                                  ==========      ==========      ==========      ==========      ==========     ==========

(1) Consists of properties located in 8 other states, none of which aggregated over $5,636 in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         Activity in the Loan Portfolio. The following table sets forth the activity in the Company's gross loan portfolio during the periods indicated:

                                                                         Three Months                    Nine Months
                                                                   --------------------------      -------------------------
For the periods ended September 30,                                   2001            2000            2001           2000
-------------------------------------------------------------      ----------      ----------      ----------     ----------
Balance at beginning of period...............................      $   77,105      $  148,490      $   93,414     $  157,408
                                                                   ----------      ----------      ----------     ----------
Originations:
   Commercial non-mortgage and consumer loans................             200              --             200             --
   Commercial real estate loans..............................             105          16,595          14,064         30,241
                                                                   ----------      ----------      ----------     ----------
     Total loans originated (1)..............................             305          16,595          14,264         30,241
                                                                   ----------      ----------      ----------     ----------
Sales........................................................              --          (3,162)        (16,160)       (10,913)
Principal repayments and other...............................          (3,818)        (47,005)        (22,493)       (73,388)
Transfer to real estate owned................................            (246)         (1,346)           (246)        (2,051)
Decrease in undisbursed loan proceeds........................           1,357           1,566           6,300         10,788
Decrease (increase) in unamortized deferred fees.............              62            (603)            218            630
Decrease (increase) in allowance for loan losses.............          (1,115)            568          (1,647)         2,388
                                                                   ----------      ----------      ----------     ----------
Net decrease in loans........................................          (3,455)        (33,387)        (19,764)       (42,305)
                                                                   ----------      ----------      ----------     ----------
   Balance at end of period..................................      $   73,650      $  115,103      $   73,650     $  115,103
                                                                   ==========      ==========      ==========     ==========

(1) Originations for the periods presented represent loans to facilitate sales of assets and fundings on previously originated construction loans.

       The following table sets forth certain information relating to the Company's non-performing loans in its loan portfolio at the dates indicated:

                                                                                      September 30,          December 31,
                                                                                          2001                   2000
                                                                                      ------------           ------------
Non-performing loans:
 Single family residential loans............................................          $         --           $        316
 Multi-family residential loans (1).........................................                18,576                 13,373
 Commercial real estate and other (2).......................................                 4,693                  4,581
                                                                                      ------------           ------------
    Total...................................................................          $     23,269           $     18,270
                                                                                      ============           ============

Non-performing loans as a percentage of:
 Total loans................................................................                29.95%                 19.07%
 Total assets...............................................................                 1.26%                  0.81%

Allowance for loan losses as a percentage of:
 Total loans................................................................                 5.22%                  2.51%
 Non-performing loans.......................................................                17.43%                 13.18%

(1) Non-performing multi-family residential loans at September 30, 2001 were comprised of 7 loans, all of which management believes are adequately collateralized and reserved.

(2) Non-performing commercial real estate loans at September 30, 2001 were comprised of 7 loans, all of which management believes are adequately collateralized and reserved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         Discount Loan Portfolio, Net.

         Composition of the Discount Loan Portfolio. The following table sets forth the composition of the Company's discount loan portfolio by type of loan at the dates indicated:

                                                                                     September 30,          December 31,
                                                                                          2001                   2000
                                                                                     -------------          -------------
Single family residential loans..............................................        $      67,412          $     289,883
                                                                                     -------------          -------------
Multi-family residential loans...............................................               13,710                105,591
                                                                                     -------------          -------------
Commercial real estate loans:
     Office buildings........................................................               72,059                 77,608
     Hotels..................................................................               36,870                 63,967
     Retail properties.......................................................               66,320                 85,924
     Other properties........................................................               18,781                 36,511
                                                                                     -------------          -------------
                                                                                           194,030                264,010
                                                                                     -------------          -------------
Unsecured (1)................................................................               11,750                 17,188
                                                                                     -------------          -------------
Discount loans, gross........................................................              286,902                676,672
                                                                                     -------------          -------------
Unaccreted discount:
     Single family residential loans.........................................              (19,074)               (74,184)
     Multi-family residential loans.........................................                  (815)                (5,176)
     Commercial real estate and other loans..................................              (26,566)               (40,413)
                                                                                     -------------          -------------
                                                                                           (46,455)              (119,773)
                                                                                     -------------          -------------
       Total discount loans..................................................              240,447                556,899
Allowance for loan losses....................................................              (21,265)               (20,871)
                                                                                     -------------          -------------
Discount loans, net..........................................................        $     219,182          $     536,028
                                                                                     =============          =============

(1) Balances represent charged-off unsecured credit card receivables, which were acquired at a discount. Collections are accounted for under the cost recovery method.

         The discount loan portfolio is secured by mortgages on property located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's total discount loans were located at September 30, 2001:

                                                                                              Commercial
                                                   Single Family        Multi-Family         Real Estate
                                                    Residential          Residential          and Other            Total
                                                   -------------        ------------         -----------         -----------
California...................................       $     5,128         $        --          $    46,244         $    51,372
Wisconsin....................................               161                  --               34,507              34,668
New York.....................................             2,959                  --               26,901              29,860
Tennessee....................................             1,015                  --               26,663              27,678
Florida......................................             2,403                 217               10,538              13,158
Other (1)....................................            36,672              12,678               34,361              83,711
                                                    -----------         -----------          -----------         -----------
   Total.....................................       $    48,338         $    12,895          $   179,214         $   240,447
                                                    ===========         ===========          ===========         ===========

(1) Consists of properties located in 40 other states, none of which aggregated over $11,931 in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


       Activity in the Discount Loan Portfolio. The following table sets forth the activity in the Company's net discount loan portfolio during the periods indicated:

                                                                        Three Months                   Nine Months
                                                                 --------------------------     --------------------------
For the periods ended September 30,                                  2001           2000            2001           2000
--------------------------------------------------------------   -----------    -----------     -----------    -----------
Amount:
Balance at beginning of period................................   $   306,942    $   803,446     $   536,028    $   913,229
Acquisitions (1):
  Single  family residential loans............................            --          6,722              --        155,881
  Multi-family residential loans..............................            --             28              --         21,322
  Commercial real estate loans................................            --          1,000              --         19,119
  Unsecured...................................................            --             --              --         10,030
                                                                 -----------    -----------     -----------    -----------
                                                                          --          7,750              --        206,352
                                                                 -----------    -----------     -----------    -----------
Resolutions and repayments (2)................................       (17,852)       (55,437)        (66,146)      (147,154)
Loans transferred to real estate owned........................       (18,265)       (39,919)        (83,596)      (163,985)
Sales.........................................................       (89,850)       (42,538)       (240,028)      (173,563)
Decrease in undisbursed loan proceeds.........................            --            201              --             --
Decrease in discount..........................................        33,793         29,099          73,318         70,929
Decrease (increase) in allowance for loan losses..............         4,414           (661)           (394)        (3,867)
                                                                 -----------    -----------     -----------    -----------
Balance at end of period......................................   $   219,182    $   701,941     $   219,182    $   701,941
                                                                 ===========    ===========     ===========    ===========

                                                                        Three Months                   Nine Months
                                                                 --------------------------     --------------------------
For the periods ended September 30,                                  2001           2000            2001           2000
--------------------------------------------------------------   -----------    -----------     -----------    -----------
Number of Loans:
Balance at beginning of period................................         2,395          6,363           4,021          8,064
Acquisitions (1):
  Single  family residential loans............................            --            144              --          2,110
  Multi-family residential loans..............................            --              1              --              9
  Commercial real estate loans................................            --              1              --              6
  Other.......................................................            --             --              --              1
                                                                 -----------    -----------     -----------    -----------
                                                                          --            146              --          2,126
                                                                 -----------    -----------     -----------    -----------
Resolutions and repayments (2)................................          (133)          (559)           (524)        (1,237)
Loans transferred to real estate owned........................          (124)          (550)           (683)        (1,971)
Sales.........................................................        (1,095)          (402)         (1,771)        (1,984)
                                                                 -----------    -----------     -----------    -----------
Balance at end of period......................................         1,043          4,998           1,043          4,998
                                                                 ===========    ===========     ===========    ===========

(1) Acquisitions during the nine months ended September 30, 2000 exclude certain commercial and multi-family loans which are accounted for as investments in real estate. See "Changes in Financial Condition - Investments in Real Estate."

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


       Payment Status of Discount Loans. The following table sets forth certain information relating to the payment status of loans in the Company's discount loan portfolio at the dates indicated:

                                                                                    September 30,           December 31,
                                                                                        2001                   2000
                                                                                   ---------------        ---------------
Principal Amount
Loans without Forbearance Agreements:
  Current....................................................................      $       152,393        $       295,616
  Past due 31 days to 89 days................................................                2,723                  6,295
  Past due 90 days or more...................................................               80,036                295,226
                                                                                   ---------------        ---------------
     Subtotal................................................................              235,152                597,137
                                                                                   ---------------        ---------------

Loans with Forbearance Agreements:
  Current....................................................................                1,261                  3,888
  Past due 31 days to 89 days................................................                1,909                  2,090
  Past due 90 days or more(1)................................................               48,580                 73,557
                                                                                   ---------------        ---------------
     Subtotal................................................................               51,750                 79,535
                                                                                   ---------------        ---------------
Total .......................................................................      $       286,902        $       676,672
                                                                                   ===============        ===============

(1) For loans with forbearance agreements that are contractually past due 90 or more days, the following table indicates the payment status of the loans under the terms of their forbearance agreements:

                                                                                    September 30,           December 31,
                                                                                        2001                   2000
                                                                                   ---------------        ---------------
  Current....................................................................      $        38,870        $        50,719
  Past due 31 days to 89 days................................................                2,455                  2,278
  Past due 90 days or more...................................................                7,255                 20,560
                                                                                   ---------------        ---------------
                                                                                   $        48,580        $        73,557
                                                                                   ===============        ===============

                                                                                    September 30,           December 31,
                                                                                        2001                   2000
                                                                                   ---------------        ---------------
Percentage of Loans
Loans without Forbearance Agreements:
  Current....................................................................             53.12%                 43.69%
  Past due 31 days to 89 days................................................              0.95                   0.93
  Past due 90 days or more...................................................             27.90                  43.63
                                                                                    -----------            -----------
     Subtotal................................................................             81.97                  88.25
                                                                                    -----------            -----------

Loans with Forbearance Agreements:
  Current....................................................................              0.44                   0.57
  Past due 31 days to 89 days................................................              0.67                   0.31
  Past due 90 days or more...................................................             16.92                  10.87
                                                                                    -----------            -----------
     Subtotal................................................................             18.03                  11.75
                                                                                    -----------            -----------
Total........................................................................            100.00%                100.00%
                                                                                    ===========            ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         The following table sets forth certain information relating to the Company's allowance for loan losses on discount loans as of the dates indicated:

                                                                                            September 30,      December 31,
                                                                                                 2001              2000
                                                                                            -------------      ------------
Allowances for loan losses as a percentage of:
     Total loans......................................................................              8.84%             3.75%
     Total assets.....................................................................              1.16%             0.93%

         See "Changes in Financial Condition - Allowance for Loan Losses" below for additional information regarding the allowance for discount loan losses.

         Match Funded Loans and Securities. Match funded loans and securities are comprised of the following at the dates indicated:

                                                                                    September 30,          December 31,
                                                                                        2001                   2000
                                                                                    ------------           ------------
Single family residential loans (1).........................................        $     60,571           $     80,834
Allowance for loan losses...................................................                (211)                  (285)
                                                                                    ------------           ------------
  Match funded loans, net...................................................              60,360                 80,549
Match funded securities.....................................................              21,955                 36,438
                                                                                    ------------           ------------
  Total.....................................................................        $     82,315           $    116,987
                                                                                    ============           ============

(1) Includes $5,245 and $2,831 of non-performing loans at September 30, 2001 and December 31, 2000, respectively.

         Match funded loans were securitized and transferred by OAC to a real estate mortgage investment conduit on November 13, 1998. The transfer did not qualify as a sale for accounting purposes. Accordingly, the proceeds received from the transfer are reported as a liability (bonds-match funded agreements). The $20,263 decline in the balance during the third quarter of 2001 was due to repayment of loan principal.

         Match funded securities resulted from the Company's transfer of four unrated residual securities to a trust on December 16, 1999 in exchange for non-recourse notes. The transfer did not qualify as a sale for accounting purposes. Accordingly, the amount of proceeds from the transfer are reported as a liability (bonds-match funded agreements). The decline of $14,483 in the balance during 2001 was due to principal repayments and amortization, offset by a decrease in unrealized losses.

         For a glossary of the terms included in the tables below, see "Changes in Financial Condition -- Trading Securities."

         The match funded loans are secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing the Company's loans were located at September 30, 2001:


Michigan..................................................      $         9,653
California................................................                7,425
Texas.....................................................                4,386
Florida...................................................                3,615
Massachusetts.............................................                3,169
Other (1).................................................               32,323
                                                                ---------------
Total.....................................................      $        60,571
                                                                ===============

(1) Consists of properties located in 41 other states, none of which aggregated over $2,633 in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         The following tables detail the Company's match funded securities at September 30, 2001, and its estimates of expected yields on such securities, taking into consideration expected prepayment and loss rates together with other factors:

                                                                                                 Over
                                          Class                      Collateral Balance     Collateralization
                               Issue    Designation    Rating        ------------------        Level at       Product Type at
 Securitization    Security     Date      Letter      Agencies       Issuance     9/30/01      9/30/01            9/30/01
-------------------------------------------------------------------------------------------------------------------------------
SASCO 1998-2(1)       X        Jan-98       NR       S&P, Fitch      $  600,052   $116,068    2.37% OC       43% Fixed, 57% ARM
SASCO 1998-3(1)       X        Mar-98       NR       S&P, Fitch         769,671    129,217    3.50% OC       79% Fixed, 21% ARM
MLMI 1998-FFI(2)      X        Jun-98       NR       S&P, Fitch         198,155     21,734   13.68% OC      100% ARM
LHELT 1998-2(3)       X        Jun-98       NR      Moody's, Fitch      209,225     63,894    7.50% OC       54% Fixed, 46% ARM
                                                                     ----------   --------
                                                                     $1,777,103   $330,913
                                                                     ==========   ========

                                                                                 Actual        Actual
                                     Weighted       Weighted       Actual        Life to       Life to
                                     Average         Average     Delinquency      Date          Date             Yield to
                                  Interest Rate      LTV at           at         CPR at       Losses at        Maturity at
  Securitization      Security      at 9/30/01       9/30/01       9/30/01       9/30/01       9/30/01       Purchase 9/30/01
-------------------------------------------------------------------------------------------------------------------------------
SASCO 1998-2(1)          X            11.13%           N/A         22.17%         35.68%       $16,666        16.00%     (1.04)%
SASCO 1998-3(1)          X            10.45            N/A         25.73          39.57         14,692        17.04      (1.96)
MLMI 1998-FFI(2)         X            10.70          77.46%        30.59          48.14          2,021        18.57       3.23
LHELT 1998-2(3)          X            10.42            N/A         19.32          29.37          3,611        18.55      16.43


Issuers:

(1) Structured Asset Securities Corp.
(2) Merrill Lynch Mortgage Investors, Inc.
(3) Lehman Home Equity Loan Trust

         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie the Company's match-funded securities at September 30, 2001:

Description                      California     Florida     Illinois     Washington      Oregon      Other (1)       Total
-----------                      ----------    ---------    ---------    ----------     ---------    ----------    ---------
Single family residential.....   $ 50,376      $ 36,961     $ 15,851     $ 14,063       $ 13,110     $191,220      $321,581
Multi-family..................      1,758           735          696           --            869        5,274         9,332
                                 --------      --------     --------     --------       --------     --------      --------
Total ........................   $ 52,134      $ 37,696     $ 16,547     $ 14,063       $ 13,979     $196,494      $330,913
                                 ========      ========     ========     ========       ========     ========      ========

Percentage (2)................      15.75%        11.39%        5.00%        4.25%          4.22%       59.39%       100.00%
                                   ======        ======       ======       ======         ======       ======        ======

(1) Consists of properties located in 45 other states, none of which aggregated over $12,656 in any one state.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

         The following table presents additional information regarding match funded securities at September 30, 2001:

                                                                                                                 Anticipated
                                                                              Original   Anticipated               Weighted
                                                                            Anticipated    Yield to                Average
                                                                              Yield to   Maturity at              Remaining
                                               Fair Value    Percent Owned    Maturity   9/30/01 (1)   Coupon      Life(2)
                                               ----------    -------------    --------   -----------   ------      -------
Match-funded securities......................    $21,955        100.00%        17.54%       3.27%       N/A      5 .09 years


(1) Changes in the September 30, 2001 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and, to a lesser extent, loss assumptions.

(2) Equals the weighted average duration based on the September 30, 2001 book value.

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

                                         September 30, 2001                                  December 31, 2000
                           ---------------------------------------------      -----------------------------------------------
                                 Allowance               Loan Balance              Allowance                Loan Balance
                           ---------------------    --------------------      --------------------    -----------------------
                            Amount      Percent      Amount      Percent       Amount     Percent       Amount        Percent
                           ---------    --------    ---------   --------      ---------  ---------    ---------     ---------
Loan portfolio:
   Single family........   $       2         0.1%   $     444        0.6%     $      10        0.4%   $     812           0.8%
   Multi-family.........       1,068        26.3       23,181       29.8            993       41.2       38,942          40.6
   Commercial real
   estate and other.....       2,985        73.6       54,080       69.6          1,405       58.4       56,068          58.6
                           ---------    --------    ---------   --------      ---------  ---------    ---------     ---------

                           $   4,055       100.0%   $  77,705      100.0%     $   2,408      100.0%   $  95,822         100.0%
                           =========    ========    =========   ========      =========  =========    =========     =========
Discount loans:
   Single family........   $   4,071        19.1%   $  48,338       20.1%     $   3,483       16.7%   $ 215,698          38.7%
   Multi-family.........         776         3.7       12,895        5.4          1,805        8.6      100,414          18.0
   Commercial real
   estate and other.....       5,483        25.8      167,464       69.6          6,813       32.7      223,599          40.2
   Unsecured............      10,935        51.4       11,750        4.9          8,770       42.0       17,188           3.1
                           ---------    --------    ---------   --------      ---------  ---------    ---------     ---------
                           $  21,265       100.0%   $ 240,447      100.0%     $  20,871      100.0%   $ 556,899         100.0%
                           =========    ========    =========   ========      =========  =========    =========     =========

Match funded loans:
   Single family........   $     211       100.0%   $  60,572      100.0%     $     285      100.0%   $  80,834         100.0%
                           =========    ========    =========   ========      =========   ========    =========     =========

       The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

       The following table sets forth an analysis of activity in the allowance for loan losses relating to the Company's loan portfolio, discount loan portfolio and match funded loans during the nine months ended September 30, 2001:

                                                     Balance                                                        Balance
                                                  December 31,                                                   September 30,
                                                      2000        Provision      Charge-offs      Recoveries         2001
                                                  ------------    ----------     -----------      ----------     -------------
Loan portfolio:
   Single family.............................      $       10     $      165      $     (173)     $       --      $        2
   Multi-family..............................             993            947            (872)             --           1,068
   Commercial real estate and other..........           1,405          2,089            (509)             --           2,985
                                                   ----------     ----------      -----------     ----------      ----------
                                                   $    2,408     $    3,201      $   (1,554)     $       --      $    4,055
                                                   ==========     ==========      ===========     ==========      ==========
Discount loans:
   Single family.............................      $    3,483     $    5,083      $   (4,816)     $      321      $    4,071
   Multi-family..............................           1,805         (1,029)             --              --             776
   Commercial real estate and other..........           6,813          8,380          (9,775)             65           5,483
   Unsecured.................................           8,770          2,165              --              --          10,935
                                                   ----------     ----------      ----------      ----------      ----------
                                                   $   20,871     $   14,599      $  (14,591)     $      386      $   21,265
                                                   ==========     ==========      ==========      ==========      ==========

Match funded loans:
   Single family.............................      $      285     $      229      $     (303)     $       --      $      211
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

         The following table sets forth certain information relating to the Company's real estate owned at the dates indicated:

                                                                                     September 30,          December 31,
                                                                                         2001                   2000
                                                                                     ------------           ------------
Discount loan portfolio:
   Single family residential................................................         $     23,427           $     55,751
   Multi-family residential.................................................                   --                    149
   Commercial real estate...................................................               97,471                 88,214
                                                                                     ------------           ------------
       Total................................................................              120,898                144,114
Loan portfolio..............................................................                  377                  1,384
Loans available for sale....................................................                  590                    921
                                                                                     ------------           ------------
       Total................................................................         $    121,865           $    146,419
                                                                                     ============           ============

         The following table sets forth certain geographical information by type of property at September 30, 2001 related to the Company's real estate owned:

                                           Single Family Residential     Commercial Real Estate              Total
                                           -------------------------     -----------------------     -----------------------
                                                            No. of                      No. of                      No. of
                                             Amount       Properties      Amount      Properties      Amount      Properties
                                           ----------     ----------     ---------    ----------     ---------    ----------
Florida................................     $   1,354            23      $  53,149            4      $  54,503           27
Michigan...............................         2,047            49         21,046            2         23,093           51
Georgia................................           872            10         14,361            1         15,233           11
Minnesota..............................           337             6          4,915            1          5,252            7
Washington.............................           373             6          2,447            1          2,820            7
Other (1)..............................        19,034           429          1,930            5         20,964          434
                                            ---------      --------      ---------     --------      ---------     --------
   Total...............................     $  24,017           523      $  97,848           14      $ 121,865          537
                                            =========      ========      =========     ========      =========     ========

(1) Consists of properties located in 41 other states, none of which aggregated over $2,789 in any one state.

         The following tables set forth the activity in the real estate owned during the periods indicated:

                                                                       Three Months                    Nine Months
                                                                ---------------------------     --------------------------
For the periods ended September 30,                                2001            2000            2001           2000
-------------------------------------------------------------   -----------     -----------     -----------    -----------
Amount:
Balance at beginning of period...............................   $   129,042     $   182,676     $   146,419    $   167,506
Properties acquired through foreclosure or deed-in-lieu
 thereof:
  Discount loans.............................................        18,265          39,919          83,596        163,985
  Loans available for sale...................................            27             336             254          4,399
  Loan portfolio.............................................           246           1,346             246          2,051
  Less discount transferred..................................        (7,271)        (13,285)        (32,283)       (50,299)
  Add advances transferred...................................           987           2,609           6,389          9,346
                                                                -----------     -----------     -----------    -----------
                                                                     11,267          28,316          51,813        120,136
                                                                -----------     -----------     -----------    -----------
Capital improvements.........................................         4,244           2,089          11,490          4,856
Acquired in connection with acquisitions of discount loans...            --              --              --          8,593
Sales........................................................       (23,696)        (45,795)        (96,608)      (136,689)
Decrease (increase) in valuation allowance...................            21            (695)          2,362         (4,548)
                                                                -----------     -----------     -----------    -----------
Balance at end of period.....................................   $   121,865     $   169,200     $   121,865    $   169,200
                                                                ===========     ===========     ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                        Three Months                    Nine Months
                                                                 --------------------------     ---------------------------
For the periods ended September 30,                                 2001           2000            2001            2000
--------------------------------------------------------------   -----------    -----------     -----------     -----------
Number of Properties:
Balance at beginning of period................................           743          1,732           1,298           1,672
Properties acquired through foreclosure or deed-in-lieu
 thereof:
  Discount loans..............................................           124            550             683           1,971
  Loans available for sale....................................             2              2               6              41
  Loan portfolio..............................................             1              2               1               7
                                                                 -----------    -----------     -----------     -----------
                                                                         127            554             690           2,019
                                                                 -----------    -----------     -----------     -----------
Acquired in connection with acquisitions of discount loans....            --             --              --             157
Sales.........................................................          (333)          (767)         (1,451)         (2,329)
                                                                 -----------    -----------     -----------     -----------
Balance at end of period......................................           537          1,519             537           1,519
                                                                 ===========    ===========     ===========     ===========

         The following table sets forth the amount of time that the Company had held its real estate owned at the dates indicated:

                                                                                      September 30,          December 31,
                                                                                          2001                   2000
                                                                                    ---------------        ---------------
One to two months.............................................................      $         3,628        $        17,832
Three to four months..........................................................                4,656                 11,450
Five to nine months...........................................................                4,084                  9,494
Seven to 12 months............................................................               28,497                 18,426
Over 12 months................................................................               81,000                 89,217
                                                                                    ---------------        ---------------
                                                                                    $       121,865        $       146,419
                                                                                    ===============        ===============

         The Company actively manages its real estate owned. Sales of real estate owned resulted in gains (losses), net of the provision for loss in fair value, of $671 and $491 during the three and nine months ended September 30, 2001, respectively, as compared to $(2,483) and $(7,763) during the three and nine months ended September 30, 2000, respectively, which are included in determining the Company's (loss) income on real estate owned. The average period during which the Company held the $96,608 and $136,689 of real estate owned which was sold during the nine months ended September 30, 2001 and 2000 was 8 and 6 months, respectively.

         The following table sets forth the activity, in the aggregate, in the valuation allowances on real estate owned during the periods indicated:

                                                                         Three Months                      Nine Months
                                                                 ----------------------------      ----------------------------
For the periods ended September 30,                                 2001            2000              2001            2000
------------------------------------------------------------     -----------      -----------      -----------      -----------
Balance at beginning of period..............................     $    15,801      $    21,034      $    18,142      $    17,181
Provisions for losses ......................................           2,438            7,593           12,141           24,556
Charge-offs and sales.......................................          (2,459)          (6,898)         (14,503)         (20,008)
                                                                 -----------      -----------      -----------      -----------
Balance at end of period....................................     $    15,780      $    21,729      $    15,780      $    21,729
                                                                 ===========      ===========      ===========      ===========

Valuation allowance as a percentage of total gross real
   estate owned (1).........................................         11.46%           11.38%           11.46%           11.38%

(1) At December 31, 2000, the valuation allowance as a percentage of total gross real estate owned was 11.02%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         Deferred Tax Asset, Net. The following table provides details of the Company's net deferred tax assets as of the dated indicated:

                                                                                      September 30,          December 31,
                                                                                          2001                   2000
                                                                                    ---------------        ---------------
Deferred tax asset, net of deferred tax liabilities...........................      $       168,520        $       154,864
                                                                                    ---------------        ---------------
Valuation allowance:
  OAC purchase accounting adjustment..........................................               38,873                 38,873
  Allowance on deferred tax asset.............................................              116,728                 20,000
                                                                                    ---------------        ---------------
                                                                                            155,601                 58,873
                                                                                    ---------------        ---------------
Deferred tax asset, net.......................................................      $        12,919        $        95,991
                                                                                    ===============        ===============

         The $83,072 net decrease in the deferred tax asset during 2001 was due to an increase in the valuation allowance resulting from the Company's evaluation of the future realizability of the deferred tax asset in the near future. Depending on the results of operations in future periods, additional provisions may be required, although considered unlikely by management, or the valuation allowance may be reversed to income. See "Income Tax Benefit (Expense)."

         Advances on Loans and Loans Serviced for Others. Advances related to loan portfolios and loans serviced for others consisted of the following at the dates indicated:

                                                                                          September 30,       December 31,
                                                                                               2001               2000
                                                                                          -------------       ------------
Loan Portfolios:
     Taxes and insurance.............................................................      $     2,461         $    11,168
     Other...........................................................................            5,812              11,840
                                                                                           -----------         -----------
                                                                                                 8,273              23,008
                                                                                           -----------         -----------
Loans Serviced for Others (1):
     Principal and interest..........................................................          115,140              95,191
     Taxes and insurance.............................................................          100,616              64,159
     Other...........................................................................           79,060              44,697
                                                                                           -----------         -----------
                                                                                               294,816             204,047
                                                                                           -----------         -----------
                                                                                           $   303,089         $   227,055
                                                                                           ===========         ===========

(1) The increase in advances on loans serviced for others is principally the result of servicing advances purchased in connection with the acquisition of loans serviced for others under servicing agreements entered into during nine months ended September 30, 2001.

         Mortgage Servicing Rights. The unamortized balance of mortgage servicing rights amounted to $90,368 and $51,426 at September 30, 2001 and December 31, 2000, respectively. The $38,942 increase during the nine months ended September 30, 2001 was due to $58,732 of purchases, offset by $19,790 of amortization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         Deposits. The following table sets forth information related to the Company's deposits at the dates indicated:

                                                                        September 30, 2001              December 31, 2000
                                                                     --------------------------     -------------------------
                                                                                     % of Total                    % of Total
                                                                       Amount         Deposits        Amount        Deposits
                                                                     -----------    -----------     -----------   -----------
Non-interest bearing checking accounts..........................     $     7,295            0.8%    $    13,524           1.0%
NOW and money market checking accounts..........................          13,866            1.6          14,669           1.2
Savings accounts................................................           1,347            0.1           1,274           0.1
                                                                     -----------    -----------     -----------   -----------
                                                                          22,508            2.5          29,467           2.3
                                                                     -----------                    -----------
Certificates of deposit.........................................         786,047                      1,176,566
Unamortized deferred fees.......................................          (2,016)                        (3,989)
                                                                     -----------                    -----------
Total certificates of deposit (1)...............................         784,031           87.2       1,172,577          93.2
                                                                     -----------    -----------     -----------   -----------
   Total deposits...............................................     $   806,539           89.7     $ 1,202,044          95.5
                                                                      ----------                    -----------
Escrow deposits on loans and loans serviced for others (2)......          92,344           10.3          56,316           4.5
                                                                     -----------    -----------     -----------   -----------
   Total deposits and escrow deposits...........................     $   898,883          100.0%    $ 1,258,360         100.0%
                                                                     ===========    ===========     ===========   ===========

(1) Included $626,949 and $960,464 at September 30, 2001 and December 31, 2000, respectively, of deposits originated through national, regional and local investment banking firms which solicit deposits from their customers, all of which are non-cancelable. At September 30, 2001 and December 31, 2000, certificates of deposit issued on an uninsured basis (greater than $100) amounted to $60,790 and $75,417, respectively. Of the $60,790 of uninsured deposits at September 30, 2001, $2,149 were from political subdivisions in New Jersey and secured or collateralized as required under state law.

(2) Escrow deposits on loans and loans serviced for others consist principally of amounts received for the payment of taxes and insurance on loans serviced for others. The balance of escrow deposits on loans and loans serviced for others has increased primarily because of increases in loans serviced for others. Offsetting the increases related to loans serviced for others have been decreases in escrow deposits on loans owned by the Company as a result of loan sales and resolutions and the decline in purchases and acquisitions. See "Results of Operations - Non-Interest Income" and "Changes in Financial Condition - Loan Portfolio, Net and Discount Loan Portfolio, Net."

         Bonds-Match Funded Agreements. Bonds-match funded agreements were comprised of the following at the dates indicated:

                                                                                     September 30, 2001    December 31, 2000
                                                                                     ------------------    -----------------
OAIC Mortgage Residential Securities Holdings, LLC..............................       $        52,406      $        72,101
Ocwen NIMS Corp. ...............................................................                21,254               34,949
                                                                                       ---------------      ---------------
                                                                                       $        73,660      $       107,050
                                                                                       ===============      ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         The $33,390 decline in total bonds-match funded agreements during the nine months ended September 30, 2001 was due to principal repayments offset by discount amortization.

         Obligations Outstanding Under Lines of Credit. The Company has obtained secured line of credit arrangements from unaffiliated financial institutions as follows at the dates indicated:

                             Balance           Amount of          Committed          Maturity
        Entity             Outstanding          Facility            Amount             Date             Interest Rate(1)
-----------------------   -------------   ------------------   ----------------   --------------   -------------------------
September 30, 2001:
   OAC (2)...........       $   32,602        $  200,000          $  115,580       June 2002       LIBOR + 240 basis points

   OFB (3)...........           68,405           100,000              68,405      April 2002       LIBOR + 200 basis points
                                 9,566           200,000               9,566             (4)       LIBOR + 225 basis points
                            ----------        ----------          ----------
                            $  110,573        $  500,000          $  193,551
                            ==========        ==========          ==========

December 31, 2000:
   OAC (2)...........       $   32,933        $  200,000          $  115,580       June 2001       LIBOR + 240 basis points
                            ==========

(1) 1-month LIBOR was 2.63% and 6.57% at September 30, 2001 and December 31, 2000, respectively.

(2)      Used to fund real estate investments and commercial construction loans.

(3) Used to fund servicing advances purchased in connection with the acquisition of loans serviced for others under servicing agreements. These facilities were entered into in April, 2001.

(4) This is a temporary facility that will remain in effect until it is replaced by a permanent facility, the terms of which are currently being negotiated by the Company.

         Notes, Debentures and Other Interest-Bearing Obligations. Notes, debentures and other interest-bearing obligations mature as follows:

                                                                                             September 30,     December 31,
                                                                                                 2001              2000
                                                                                             -------------     ------------
2003:
11.875% Notes due October 1............................................................       $    95,850       $   100,050
2004:
Loan due May 24 (LIBOR plus 250 basis points)..........................................             6,235             6,235
2005:
12% Subordinated Debentures due June 15................................................            67,000            67,000
11.5% Redeemable Notes due July 1......................................................                45                45
                                                                                              -----------       -----------
                                                                                              $   169,130       $   173,330
                                                                                              ===========       ===========

         The $4,200 decline in the balance of the 11.875% Notes during the nine months ended September 30, 2001 is due to repurchases. These repurchases occurred during the first quarter of 2001 and resulted in an extraordinary gain of $61, net of tax ($97 before taxes). See "Results of Operations - Extraordinary Gain on Repurchases of Debt, Net of Taxes."

         Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. The outstanding balance of the 10.875% Capital Securities amounted to $61,159 at September 30, 2001, a decline of $18,371 from the balance outstanding at December 31, 2000. During the nine months ended September 30, 2001, the Company repurchased Capital Securities in the open market, resulting in an extraordinary gain of $3,722 ($2,345 net of taxes). See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof (which is incorporated herein by reference) and "Results of Operations - Extraordinary Gain on Repurchases of Debt, Net of Taxes."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


         Stockholders' Equity. Stockholders' equity decreased $117,342 or 23% during the nine months ended September 30, 2001. The decrease was primarily due to a net loss of $(117,889) during the nine months ended September 30, 2001. See Consolidated Statements of Changes in Stockholders' Equity of the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference) and "Results of Operations - Extraordinary Gain on Repurchases of Debt, Net of Taxes."

Liquidity, Commitments and Off-Balance Sheet Risks

         The primary sources of funds for liquidity consist of deposits, FHLB advances, reverse repurchase agreements, lines of credit and maturities and payments of principal and interest on loans and securities, proceeds from sales thereof and servicing fees.

         Sources of liquidity include certificates of deposit obtained primarily from wholesale sources. At September 30, 2001, the Company had $784,031 of certificates of deposit, net of deferred fees, including $653,984 of brokered certificates of deposit obtained through national, regional and local investment banking firms, all of which are non-cancelable. At the same date, scheduled maturities of certificates of deposit during the 12 months ending September 30, 2002 and 2003, and thereafter amounted to $517,080, $120,556 and $146,395, respectively.

         Sources of borrowings include FHLB advances, which are required to be secured by single family and/or multi-family residential loans or other acceptable collateral, and reverse repurchase agreements. At September 30, 2001, the Company was eligible to borrow up to an aggregate of $31,502 from the FHLB of New York (subject to the availability of acceptable collateral) and had $5,509 of residential loans and $80,422 of short duration CMOs (all of which were held by the Bank) pledged as security for any such advances. At September 30, 2001, the Company had contractual relationships with 11 brokerage firms and the FHLB of New York pursuant to which it could obtain funds from reverse repurchase agreements. At September 30, 2001, the Company had $288,788 of unrestricted cash and cash equivalents and $55,483 of short duration CMOs that could be used to secure additional borrowings. At September 30, 2001, the Company had no outstanding FHLB advances but had $66,434 of reverse repurchase agreements outstanding.

         Sources of borrowing also include lines of credit. At September 30, 2001, the Company, through OAC, had a line of credit of $200,000 ($115,580 committed). The Company had $32,602 outstanding at September 30, 2001 under this line of credit.

         On April 18, 2001, the Company, through OFB, executed a Receivables Financing Facility agreement with Greenwich, whereby the Company has agreed to finance at least $200,000 of servicing advances with Greenwich over the course of the next two years. The Company had $9,566 outstanding at September 30, 2001 under this agreement. This is a temporary facility that will remain in effect until it is replaced by a permanent facility, the terms of which are currently being negotiated by the Company.

         At April 20, 2001, the Company, through OFB, executed a Loan and Security Agreement with CSFB whereby the Company may borrow up to $100,000 over the next year collateralized by certain of the Company's servicing advances. At September 30, 2001, the Company had $68,405 outstanding under this agreement.

         The Company believes that its existing sources of liquidity, including internally generated funds, will be adequate to fund planned activities for the foreseeable future. Moreover, the Company continues to evaluate other sources of liquidity, such as lines of credit from unaffiliated parties, which will enhance the management of its liquidity and the costs thereof.

         The Company's operating activities provided $96,758 of cash flows and used $(79,763) of cash flows during the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001, cash flows used by operating activities primarily related to net increases in servicing advances. Cash flows were provided primarily by proceeds from the sale of trading securities and maturities and principal repayments received thereon. The increase in net cash flows provided by operating activities during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, was due primarily to the increase in cash provided by trading securities offset by increases in advances on loans and loans serviced for others due to increases in the number and amount of loans serviced for others.

         The Company's investing activities provided cash flows totaling $345,521 and $330,991 during the nine months ended September 30, 2001 and 2000, respectively. During these periods, cash flows from investing activities were used primarily to purchase securities available for sale, discount loans, mortgage servicing rights and real estate held for investment. Cash flows from investing activities were provided primarily by proceeds from sales of and principal payments received on discount loans and securities available for sale and proceeds from sales of real estate owned. The increase in net cash provided by investing activities during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was due primarily to a decline in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


purchases of securities available for sale (reclassified to trading), discount loans and real estate held for investment (primarily loans accounted for as investments in real estate).

         The Company's financing activities used cash flows of $(267,279) and used cash flows of $(406,609) during the nine months ended September 30, 2001 and 2000, respectively. Cash flows utilized in connection with financing activities were primarily related to a decline in deposits, changes in the balance of securities sold under agreements to repurchase, repayment of bonds-match funded agreements, proceeds from and repayment of lines of credit and repurchases of debt and common stock. The decline in cash flow used by financing activities is principally related to cash flow provided by increases in securities sold under agreements to repurchase and borrowings under lines of credit.

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

         At September 30, 2001, the Company had commitments of $5,032 related to the funding of construction loans. Management believes that the Company has adequate resources to fund all such unfunded commitments to the extent required and that substantially all of such unfunded commitments will be funded during 2001. See Note 10 to the Interim Consolidated Financial Statements included in
Item 1 herein (which is incorporated herein by reference).

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         (Dollars in thousands)
--------------------------------------------------------------------------------


         The following table sets forth the estimated maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at September 30, 2001. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable-rate loans, performing discount loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature,
(ii) fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company and empirical data, (iii) non-performing discount loans reflect the estimated timing of resolutions which result in repayment to the Company, (iv) NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies of each such category of deposit by the Company, and (v) escrow deposits and other non-interest bearing checking accounts, which amounted to $99,639 at September 30, 2001, are excluded. Management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                               September 30, 2001
                                                     ------------------------------------------------------------------------
                                                                      Four to       More Than
                                                     Within Three      Twelve      One Year to    Three Years
                                                        Months         Months      Three Years      and Over         Total
                                                     ------------   ------------   ------------   ------------   ------------
Rate-Sensitive Assets:
  Interest-earning deposits......................    $     18,564   $         --   $         --   $         --   $     18,564
  Federal funds sold and repurchase agreements...         287,000             --             --             --        287,000
  Trading securities.............................          56,000         96,215         25,453         47,348        225,016
  Loans available for sale (1)...................             313            793             58            175          1,339
  Investment securities, net.....................           4,659             --             --             --          4,659
  Loan portfolio, net (1)........................          35,864          9,051         28,496            239         73,650
  Discount loan portfolio, net (1)...............          25,596        100,059         61,842         31,685        219,182
  Match funded loans and securities (1)..........           3,873         25,642         26,891         25,909         82,315
                                                     ------------   ------------   ------------   ------------   ------------
   Total rate-sensitive assets...................         431,869        231,760        142,740        105,356        911,725
                                                     ------------   ------------   ------------   ------------   ------------
Rate-Sensitive Liabilities:
  NOW and money market checking deposits.........          12,322            177            379            988         13,866
  Savings deposits...............................             101            192            380            674          1,347
  Certificates of deposit........................         196,875        320,205        205,496         61,455        784,031
                                                     ------------   ------------   ------------   ------------   ------------
  Total interest-bearing deposits................         209,298        320,574        206,255         63,117        799,244
  Bond-match funded loan agreements..............          57,313          5,627         10,236             --         73,660
  Securities sold under agreements to repurchase.          66,434             --             --             --         66,434
  Obligations outstanding under lines of credit..         110,573             --             --            484        110,573
  Notes, debentures and other....................           6,235             --         95,850         67,045        169,130
                                                     ------------   ------------   ------------   ------------   ------------
   Total rate-sensitive liabilities..............         449,853        326,201        312,341        130,646      1,219,041
                                                     ------------   ------------   ------------   ------------   ------------
Interest rate sensitivity gap excluding financial
  instruments....................................         (17,984)       (94,441)      (169,601)       (25,290)      (307,316)
Financial Instruments:
Interest rate caps...............................              --             --             44             --             44
Interest rate floors.............................              --             --            513             --            513
                                                     ------------   ------------   ------------   ------------   ------------
Total rate-sensitive financial instruments.......              --             --            557             --            557
                                                     ------------   ------------   ------------   ------------   ------------
Interest rate sensitivity gap including financial
  instruments....................................    $    (17,984)  $    (94,441)  $   (169,044)  $    (25,290)  $   (306,759)
                                                     ============   ============   ============   ============   ============

Cumulative interest rate sensitivity gap.........    $    (17,984)  $   (112,425)  $   (281,469)  $   (306,759)
                                                     ============   ============   ============   ============
Cumulative interest rate sensitivity gap as a
  percentage of total rate-sensitive assets......         (1.97)%       (12.33)%       (30.87)%       (33.65)%

(1)      Balances have not been reduced for non-performing loans.

         The Company has experienced an increasingly large negative interest rate sensitivity gap in recent years. This change has been the result of both the Company's acquisition of OAC and its change in strategic focus away from capital-intensive businesses and into fee-based sources of income. The result has been an increase in the relative amount of non interest-bearing assets, such as real estate assets and loan servicing assets that are funded by interest-bearing liabilities. Consequently, the amount of the negative interest rate sensitivity gap may continue to increase as the Company continues the transition to fee-based businesses.

         The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         (Dollars in thousands)
--------------------------------------------------------------------------------


and hypothetical interest rate scenarios. An institution's NPV Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in that scenario by the present value of the institution's assets in that same scenario. The hypothetical scenarios are represented by immediate, permanent, parallel movements (shocks) in the term structure of interest rates of plus and minus 100, 200 and 300 basis points from the actual term structure observed at quarter end. The current NPV Ratio for each of the seven rate scenarios and the corresponding limits approved by the Board of Directors, and as applied to OCN, are as follows at September 30, 2001:

                                         Board Limits                 Current
Rate Shock in basis points           (minimum NPV Ratios)           NPV Ratios
--------------------------           --------------------           ----------
           +300                              5.00%                    23.27%
           +200                              6.00%                    23.32%
           +100                              7.00%                    23.29%
            0                                8.00%                    23.29%
           -100                              7.00%                    23.38%
           -200                              6.00%                    23.45%
           -300                              5.00%                    23.67%

         The Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and NPV and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by the Board of Directors, and as applied to OCN. The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. The base interest rate scenario assumes interest rates at September 30, 2001. Actual results could differ significantly from the OCN results estimated in the following table:

                                                Estimated Changes in
                                     -----------------------------------------
Rate Shock in basis points           Net Interest                        NPV
--------------------------           ------------                      -------
           +300                          7.19%                         (2.54)%
           +200                          4.79%                         (1.48)%
           +100                          2.40%                         (0.82)%
            0                             --%                            --%
           -100                         (2.40)%                         1.30%
           -200                         (4.79)%                         2.47%
           -300                         (7.19)%                         4.44%

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

         In addition, the Company has purchased amortizing caps and floors to hedge its interest rate exposure relating to mortgage servicing rights and match funded loans and securities. The Company had entered into caps and floors with an aggregate notional amount of $129,711 and $34,984, respectively, at September 30, 2001, as compared to caps and floors with an aggregate notional amount of $141,674 and $37,787, respectively, at December 31, 2000. The floor related to mortgage servicing rights, which had a notional amount of $11,600, was closed during third quarter of 2001.

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

         The Company's hedges, the related investments in foreign subsidiaries, and the net exposures as of September 30, 2001 and December 31, 2000 were as follows:

                                             Investment                Hedge             Net Exposure
                                           --------------         --------------        --------------
September 30, 2001:
UK residuals.......................        $       26,766         $       25,926        $         (840)
Nova Scotia Shopping Center........        $       21,386         $       21,532        $         (146)

December 31, 2000:
UK residuals.......................        $       23,329         $       22,236        $       (1,093)
Nova Scotia Shopping Center........        $       21,913         $       22,423        $          510

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

     (b)      Reports on Form 8-K Filed during the Quarter Ended September 30,
              2001.

          (1) A Form 8-K was filed by the Company on May 9, 2001 that contained a news release announcing the Company's financial results for the quarter ended March 31, 2001.

         (2) A form 8-K was filed by the Company on August 8, 2001 that contained a news release announcing the Company's financial results for the quarter ended June 30, 2001.

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

Date:      November 14, 2001