Form 10-K
period 2001-12-31
OCWEN FINANCIAL CORP
filed 2002-03-29
CIK 873860

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from: _____________ to _____________

                           Commission File No. 0-21341

                           OCWEN FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in our charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the Common Stock, $.01 par value, held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the NYSE as of the close of business on March 8, 2002: $260,831,633 (for purposes of this calculation affiliates include only directors and executive officers of the registrant).

Number of shares of Common Stock, $.01 par value, outstanding as of March 8, 2002: 67,308,819 shares

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareholders for fiscal year ended December 31, 2001 are incorporated by reference into Part I, Items 1 and 3, and Part II, Items 5-8, and portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 16, 2002, and as filed with the Commission on or about March 29, 2002, are incorporated by reference into Part III, Items 10-13.
================================================================================

OCWEN FINANCIAL CORPORATION

                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.  Business.........................................................    4
           General........................................................    4
           Recent Business Acquisitions and Dispositions..................    4
           Segments.......................................................    4
             Residential Loan Servicing...................................    5
             Ocwen Technology Exchange ("OTX")............................    5
             Ocwen Realty Advisors........................................    6
             Unsecured Collections........................................    7
             Residential Discount Loans...................................    7
             Commercial Loans.............................................    8
             Affordable Housing...........................................    9
             Commercial Real Estate.......................................   10
             Subprime Residential Lending.................................   10
             Corporate Items and Other....................................   11
           Sources of Funds...............................................   11
           Risk Factors...................................................   13
           Competition....................................................   13
           Subsidiaries...................................................   13
           Employees......................................................   13
           Regulation.....................................................   13
             The Holding Company..........................................   13
             The Bank.....................................................   14
           Federal Taxation...............................................   20
           State Taxation.................................................   21

Item 2.  Properties.......................................................   22

Item 3.  Legal Proceedings................................................   22

Item 4.  Submission of Matters to a Vote of Security Holders..............   22

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters..............................................   23

Item 6.  Selected Consolidated Financial Data.............................   23

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   23

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......   23

Item 8.  Financial Statements and Supplementary Data......................   23

                           OCWEN FINANCIAL CORPORATION
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                   (CONTINUED)
                                   -----------

                                                                            PAGE
                                                                            ----

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.........................................   23

                                    PART III

Item 10. Directors and Executive Officers of Registrant...................   24

Item 11. Executive Compensation...........................................   24

Item 12. Security Ownership of Certain Beneficial Owners and Management...   24

Item 13. Certain Relationships and Related Transactions...................   24

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.........................................................   24

         Signatures.......................................................   27

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein are not, and certain statements contained in future filings by us with the Securities and Exchange Commission (the "Commission"), in our press releases or in the our other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period(s) or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "estimate," "expect," "foresee," "intend," "in the event of," "may," "plan," "propose," "prospect," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although we believe the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, international, national, regional or local economic environments (particularly in the market areas where we operate), government fiscal and monetary policies (particularly in the market areas where we operate), prevailing interest or currency exchange rates, effectiveness of interest rate, currency and other hedging strategies, laws and regulations affecting financial institutions, investment companies and real estate (including regulatory fees, capital requirements, access for disabled persons and environmental compliance), uncertainty of foreign laws and potential political issues related to operations outside of the USA, competitive products, pricing and conditions (including from competitors that have significantly greater resources than our Company), credit, prepayment, basis, default, subordination and asset/liability risks, loan servicing effectiveness, ability to identify acquisitions and investment opportunities meeting our investment strategy, the course of negotiations and the ability to reach agreement with respect to the material terms of any particular transaction, satisfactory due diligence results, satisfaction or fulfillment of agreed upon terms and conditions of closing or performance, the timing of transaction closings, software integration, development and licensing, damage to our computer equipment and the information stored our data centers, availability of and costs associated with obtaining adequate and timely sources of liquidity, ability to repay or refinance indebtedness (at maturity or upon acceleration), to meet collateral calls by lenders (upon re-valuation of the underlying assets or otherwise), to generate revenues sufficient to meet debt service payments and other operating expenses, availability of discount loans and servicing rights for purchase, size of, nature of and yields available with respect to the secondary market for mortgage loans, financial, securities and securitization markets in general, adequacy of allowances for loan losses, changes in real estate conditions (including liquidity, valuation, revenues, rental rates, occupancy levels and competing properties), adequacy of insurance coverage in the event of a loss, other factors generally understood to affect the real estate acquisition, mortgage, servicing and leasing markets, securities investments and the software and technology industry, and other risks detailed from time to time in our reports and filings with the Commission, including our Registration Statements on Forms S-1 and S-3 and our periodic reports on Forms 10-Q, 8-K and 10-K and Exhibit 99.1, Risk Factors (filed herewith) 10-K for the year ended December 31, 2001. Given these uncertainties, readers are cautioned not to place undue reliance on such. We do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                     PART I

ITEM 1.  BUSINESS (Dollars in thousands)

GENERAL

         Ocwen Financial Corporation ("OCN") is a financial services company headquartered in West Palm Beach, Florida. OCN is a Florida corporation that was organized in February 1988 in connection with the acquisition of Ocwen Federal Bank FSB (the "Bank"). OCN is a registered savings and loan holding company subject to regulation by the Office of Thrift Supervision (the "OTS"). The Bank is a wholly owned subsidiary of OCN and is also subject to regulation by the OTS, as our chartering authority, and by the Federal Deposit Insurance Corporation ("FDIC"), as a result of its membership in the Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits to the maximum extent permitted by law. The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and currently is a member of the Federal Home Loan Bank ("FHLB") of New York, one of the 12 regional banks that comprise the FHLB System.

         Our primary businesses are the servicing and resolution of subperforming and nonperforming residential and commercial mortgage loans, as well as the related development of loan servicing technology and business-to-business e-commerce technology solutions for the mortgage and real estate industries. Our business activities in recent years reflect a change in strategic direction from capital-intensive lines of business to fee-based lines of business: primarily mortgage loan servicing and developing technology solutions for the mortgage and real estate industries. See "Segments" below.

RECENT BUSINESS ACQUISITIONS AND DISPOSITIONS

         On November 22, 2000, we sold our minority investment in Kensington Group plc ("Kensington"), an originator of subprime residential mortgages in the United Kingdom ("UK"), for the pound sterling equivalent of approximately $48,600, net of stamp duty and other fees. We originally purchased 36.07% of the total outstanding common stock of Kensington in February 1998.

         On October 7, 1999, Ocwen Acquisition Company, an indirect wholly-owned subsidiary of OCN, merged with (the "Merger") and into Ocwen Asset Investment Corp. ("OAC"). OAC was a real estate investment company that invested in several categories of real estate and real estate related assets. Prior to the Merger, OCN, through Investors Mortgage Insurance Holding Company, owned 8.12% of the outstanding common stock of OAC and 8.71% of the outstanding partnership units of Ocwen Partnership L.P. ("OPLP"). OPLP is the operating partnership subsidiary of OAC. In accordance with the terms of the Merger, OAC shareholders (except for OCN or its subsidiaries) received 0.71 shares of OCN stock for each outstanding share of OAC common stock, and a total of 12,371,750 shares of OCN stock at a value of $96,809 was issued to OAC shareholders. The Merger, which resulted in OCN acquiring the remaining interest in OAC, reflected an aggregate purchase price of $101,271, including direct costs of the acquisition. We accounted for the Merger as a purchase and allocated the purchase price to OAC's assets and liabilities based on their fair market values, resulting in $60,042 of excess of net assets acquired over the purchase price.

         On September 30, 1999, we sold all the shares of our wholly-owned subsidiary, Ocwen UK plc ("Ocwen UK"), to Malvern House Acquisition Limited for the pound sterling equivalent of $122,101 in cash. We originally formed Ocwen UK to acquire the UK mortgage loan portfolio and residential subprime mortgage loan origination and servicing operations of Cityscape Financial Corp. ("Cityscape UK") in April 1998.

SEGMENTS

         Our business segments consist of the following:

         o   Residential Loan Servicing
         o   OTX (technology solutions)
         o   Ocwen Realty Advisors
         o   Unsecured Collections
         o   Residential Discount Loans
         o   Commercial Loans
         o   Affordable Housing
         o   Commercial Real Estate
         o   Subprime Residential Lending
         o   Corporate Items and Other

         Segment activity in recent years reflects growth in our residential loan servicing segment, continued investment in the development and marketing of our technology solutions at OTX, an exit from the subprime loan origination business, both in the US and the UK, our acquisition of OAC, the cessation of loan acquisitions and origination activity and our continuing resolution or disposition of those assets not associated with our loan servicing or technology businesses. This activity reflects our ongoing transition in business strategy from capital-intensive businesses to fee-based businesses.

Residential Loan Servicing

         In connection with the securitization and sale of loans during 1999 and prior years, we generally retained the rights to service such loans for investors. More recently, we have purchased servicing rights directly from third parties. Purchased servicing rights are initially recorded at cost.

         During 1996, we developed a program to provide loan servicing and various other asset management and resolution services to third party owners of nonperforming assets, underperforming assets and subprime assets such as Class B, C and D single family residential mortgage loans. Servicing contracts entered into by us provide for the payment to us of specified fees and in some cases may include terms that allow us to participate in the profits resulting from the successful resolution of the assets being serviced. We collect servicing fees, generally expressed as a percent of the unpaid principal balance, from the borrowers' payments. During any period in which the borrower is not making payments, we are required under certain servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for certain investors, maintain property taxes and insurance, and process foreclosures. We generally recover such advances from borrowers for reinstated and performing loans and from investors for foreclosed loans.

         The U.S. Department of Housing and Urban Development ("HUD"), Freddie Mac and Fannie Mae have approved the Bank as a loan servicer. Standard & Poor's has rated the Bank as "Strong" as a Residential Subprime Servicer, Residential Special Servicer and Commercial Special Servicer. "Strong" represents Standard & Poor's highest ratings category. Moody's Investors Service has rated the Bank as "SQ1" as a Residential Subprime Servicer and as a Residential Special Servicer. "SQ1" represents Moody's Investors Services highest ratings category. Fitch Ratings has rated the Bank "RPS2" for Residential Subprime Servicing, "RSS2" for Residential Special Servicing and "CSS2" for Commercial Special Servicing.

         In 1997, we also developed the concept of residential special servicing. In 1998, we began entering into special servicing arrangements wherein we act as a special servicer for third parties, typically as part of a securitization. We service loans that become greater than 90 days past due and receive incentive fees to the extent that we achieve certain loss mitigation parameters.

         We continue to grow and develop our residential servicing business as part of our change in strategic focus from capital intensive to fee-based businesses. As a result, we have seen steady growth in the average unpaid principal balance of residential loans we service for others from $8,802,444 during 1999 to $15,727,659 during 2001.

         Our loan servicing operations are primarily conducted out of our 125,000 square foot national servicing center in Orlando, Florida. The service center has capacity to house 900 employees per shift handling customer contact on up to one million loans.

         In December 1999, we announced a joint venture with an independent Italian loan servicer, FBS SpA, to service mortgage loans in Italy. OCN holds a 50% ownership interest in a newly formed company, Ocwen.FBS SpA.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 15 to 17 and "Note 29: Business Segment Reporting" on pages 110 to 112 of our 2001 Annual Report to Shareholders and is incorporated herein by reference.

OTX

         OTX, which was formed in 1998, designs software solutions for mortgage and real estate transactions, provides business-to-business e-commerce solutions via the Internet for the mortgage and real estate industries, and also provides implementation, integration and consulting services related to our software and internet products. OTX's principal products are REALTransSM, REALServicing(TM) and REALSynergy(TM).

         On January 20, 1998, we acquired DTS Communications, Inc. ("DTS"), a real estate technology company located in San Diego, California. The acquisition was accounted for as a purchase. DTS was merged into OTX in 2000. DTS developed technology tools to automate real estate. Our acquisition of DTS and its product served as the basis for the REALTrans system, an Internet-based mortgage loan processing application and vendor management system that facilitates the electronic ordering, tracking and fulfillment of mortgage and real estate products and services. REALTrans automates the mortgage process, eliminating duplicate manual data entry, reducing errors and speeding delivery time. It also provides a task-based workflow management system, allowing users to track the progress of all tasks and vendor requests required to fulfill an order from any location, at any time. REALTrans also provides for bulk order management that allows customers to order real estate documents and services for an entire portfolio of loans.

         On November 6, 1997, we acquired AMOS, Inc. ("AMOS"), a Connecticut-based company engaged primarily in the development of residential mortgage loan servicing software. The acquisition was accounted for as a purchase. AMOS is a wholly-owned subsidiary of OTX. Our acquisition of AMOS and its products became the basis for the REALServicing software, a Microsoft(R) Windows(R)-based, residential loan-servicing platform that manages the entire servicing life cycle of single family loans. We developed the REALServicing software through years of experience in the loan servicing industry. REALServicing provides powerful workflow management capability, leading to increased effectiveness and lower operational costs, and it integrates with the Internet, call center telephony and data warehouse technology. It can be implemented in its entirety or as a series of modules, including Loan Servicing, Collections, Loss Mitigation, Default Loan Management, REO Management, Construction Loan Servicing and Single Family Bond Series Tracking. The table-driven architecture of REALServicing permits workflow customization by users without requiring support from their information technology staffs. We fully implemented REALServicing at the Bank on January 1, 2001. The Bank has used REALServicing since that time as the platform for managing both its own portfolio of single family residential mortgage loans and the loans that it services for third parties.

         On June 2, 1999, we acquired the assets of Synergy Software, LLC ("Synergy"), a developer of commercial and multifamily mortgage servicing systems and a wholly-owned subsidiary of OTX. The acquisition of Synergy's product was the basis for the REALSynergy software, an advanced, Windows-based full-service commercial and multi-family loan servicing platform. REALSynergy handles virtually any loan structure, including complex remittance requirements, monitors multiple properties for each loan, tracks building and site information reports, details extensive appraisal summaries, and includes dynamic, easy-to-use contact management, call tracking and task management capabilities. REALSynergy and its MS-DOS(R)-based predecessor, AMICUS, represent one of the most widely used commercial and multi-family loan servicing systems in the country.

         The losses incurred by OTX to date reflect our continuing efforts to develop and market our suite of technology solutions.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 15 to 17 and "Note 29: Business Segment Reporting" on pages 110 to 112 of our 2001 Annual Report to Shareholders and is incorporated herein by reference.

Ocwen Realty Advisors

         As part of our strategic focus on fee-based businesses, we established Ocwen Realty Advisors ("ORA") in 1999 as a new division. ORA provides valuation services to external customers in the wholesale lending community as well as due diligence and research analysis for our own commercial and residential real estate transactions.

         An important part of the process of acquiring and managing mortgage loans portfolios is the accurate review and analysis of the collateral offered as security for the loans. ORA not only provides traditional valuation products such as appraisals and broker price opinions, it also employs proprietary Internet-based valuation models and other alternative valuation products that can more precisely meet the specific risk management needs of our customers.

         ORA also monitors the state of the economy in 60 of the largest U.S real estate markets. The resulting data enable ORA to assist customers in making loan decisions in riskier markets and in timing loan and asset dispositions. Ocwen Realty Advisors can customize reports down to the specific property level to fit the needs of a customer.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 15 to 17 and "Note 29: Business Segment Reporting" on pages 110 to 112 of our 2001 Annual Report to Shareholders and is incorporated herein by reference.

Unsecured Collections

         In 1998, we began acquiring charged-off unsecured credit card receivables at a discount. We account for collections of unsecured credit card receivables under the cost recovery method, whereby revenue is recognized only to the extent that collections have exceeded original cost. Our contractual obligations to acquire these receivables expired in June 2000. We made no purchases during 2001 or during the third and fourth quarters of 2000 and plan no future purchases at this time. This business segment also provides collection services for third party mortgage investors as well as for our own portfolio of loans.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 15 to 17 and "Note 29: Business Segment Reporting" on pages 110 to 112 of our 2001 Annual Report to Shareholders and is incorporated herein by reference.

Residential Discount Loans

         Prior to 2001, we acquired at a discount certain mortgage loans for which the borrowers were not current as to principal and interest payments or for which there was reason to believe borrowers would be unable to continue to make their scheduled principal and interest payments. Discount loans generally have collateral coverage that is sufficiently in excess of the purchase price of the loan, such that successful resolutions can produce total returns that are in excess of an equivalent investment in performing mortgage loans.

         We began our discount loan operations in 1991 and initially focused on the acquisition of single family residential loans. In 1994 we expanded this business to include the acquisition and resolution of discount multi-family residential and commercial real estate loans (together, unless the context otherwise requires, "commercial real estate loans"). Prior to entering the discount loan business, our management had substantial loan resolution experience through former subsidiaries that had been engaged in the business of providing private mortgage insurance for residential loans. This experience assisted us in developing the procedures, facilities and systems to evaluate, acquire and resolve such loans.

         The volume of discount loan acquisitions has declined in recent years, primarily because of two factors: a decline in the volume of nonperforming loans available for purchase; and, more recently, our change in strategic direction from capital intensive lines of business to fee-based businesses. We have not acquired any discount loans since 2000.

         Acquisition of Discount Loans. Historically, we generally acquired discount real estate loans in pools, although we also acquired discount commercial real estate loans individually. We generally acquired these pools at auction or in other competitive bid circumstances. We obtained a substantial amount of discount loans from various private sector sellers, such as banks, savings institutions, mortgage companies, subprime lenders and insurance companies. In addition, governmental agencies, including the Department of Housing and Urban Development ("HUD"), were potential sources of discount loans.

         Prior to making an offer to purchase a portfolio of discount loans, we conducted an investigation and evaluation of the loans in the portfolio. Our employees, who specialize in the analysis of nonperforming loans, often with further specialization based on geographic or collateral-specific factors, had primary responsibility for conducting evaluations of potential discount loan acquisitions. Our employees regularly used third parties, such as brokers, who were familiar with a property's type and location, to assist them in conducting an evaluation of the value of collateral property, and depending on the circumstances, particularly in the case of commercial real estate loans, used subcontractors, such as local counsel and engineering and environmental experts, to assist in the evaluation and verification of information and the gathering of other information not previously made available by a potential seller.

         We determined the purchase offer by using a proprietary modeling system and loan information database that focused on the anticipated recovery amount and the timing and cost of the resolution of the loans. The amount offered by us generally was at a discount from both the stated value of the loan and the value of the underlying collateral, which we estimated was sufficient to generate an acceptable return on our investment.

         Resolution of Discount Loans. We utilize our information technology software systems, including OTX's residential loan servicing system REALServicing(TM), to resolve discount loans as expeditiously as possible in accordance with specified procedures. The various resolution alternatives generally include the following:

         o The borrower brings the loan current in accordance with original or modified terms;
         o   The borrower repays the loan or a negotiated amount of the loan;
         o The borrower agrees to deed the property to us in lieu of foreclosure, in which case it is classified as real estate owned and held for sale; or
         o We foreclose on the loan and the property is acquired at the foreclosure sale either by a third party or by us, in which case it is classified as real estate owned and held by us for sale.

         In appropriate cases, we work with borrowers to resolve the loan in advance of foreclosure. One method is through forbearance agreements, which generally allow the borrower to pay the contractual monthly payment plus a portion of the arrearage each month, and other means. Although this strategy may result in an initial reduction in the yield on a discount loan, we believe that it is advantageous because it:

         o   Generally results in a higher resolution value than foreclosure;
         o   Reduces the amount of real estate owned acquired by foreclosure or by deed-in-lieu thereof and related risks, costs and expenses;
         o   Enhances our ability to sell the loan in the secondary market; and
         o Permits the borrower to retain ownership of the home and, thus, enhances relations with the borrower.

         The general goal of our asset resolution process is to maximize, in a timely manner, cash recovery on each loan in the discount loan portfolio. We generally anticipate a longer period (approximately 12 to 30 months) to resolve discount commercial real estate loans than to resolve discount single family residential loans because of their complexity and the wide variety of issues that may occur in connection with the resolution of such loans.

         The Credit Committee of the Board of Directors of the Bank actively monitors the asset resolution process to identify discount loans which have exceeded their expected foreclosure period and real estate owned which has been held longer than anticipated. We develop plans of action for each of these assets to remedy the cause for delay, and the Credit Committee reviews these plans.

         Sale of Discount Loans. From time to time we have sold discount loans either on a whole loan basis or indirectly through the securitization of such loans and sale of the mortgage-related securities backed by them. During the third quarter of 1999, we made a strategic decision to structure future securitizations as financing transactions, which precludes the use of gain-on-sale accounting. We executed no securitizations of loans during 2001, 2000 or the second half of 1999.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 15 to 17 and "Note 29: Business Segment Reporting" on pages 110 to 112 of our 2001 Annual Report to Shareholders and is incorporated herein by reference.

Commercial Loans

         Commercial loan activities include both discount loans and originated loans. See "Single Family Residential Discount Loans" above for a discussion regarding discount loan acquisition, resolution and sale activities, including commercial. A discussion follows regarding commercial loans that we originated.

         Our investment in multi-family residential and commercial real estate loans declined significantly during 1999, 2000 and 2001, reflecting our decision in 1999 to cease the origination of such loans. Our lending activities previously included the acquisition of loans secured by commercial real estate, particularly loans secured by hotels and office buildings, which we began originating in late 1994 and late 1995, respectively. We have also made commercial real estate loans to finance the purchase and refinance of commercial properties, the refurbishment of distressed properties and the construction of hotels. Additionally, we have originated loans for the construction of multi-family residences, as well as bridge loans to finance the acquisition and rehabilitation of distressed multi-family residential properties.

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

         In addition to stated interest, certain of the multi-family residential and commercial real estate loans that we originated include provisions pursuant to which the borrower agrees to pay us, as additional interest on the loan, an amount based on specified percentages of the net cash flow from the property during the term of the loan and/or the net proceeds from the sale or refinancing of the property upon maturity of the loan. We have also obtained participating interests in the form of additional fees that must be paid by the borrower in connection with a prepayment of the loan, generally after an initial lock-out period during which prepayments are prohibited. The fees that could be payable by a borrower during specified periods of the loan consist of either fixed exit fees or yield maintenance payments, which are required to be paid over a specified number of years after the prepayment and are intended to increase the yield to us on the proceeds from the loan payoff to a level that is comparable to the yield on the prepaid loan.

         Construction loans generally have terms of three to four years and interest rates that float on a monthly basis in accordance with designated reference rates. Payments during the term of the loan may be made to us monthly on an interest-only basis. The loan amount may include an interest reserve that is maintained by us and utilized to pay interest on the loan during a portion of its term.

         Construction loans are secured by a first priority lien on the real property, all improvements thereon and all fixtures and equipment used in connection therewith, as well as a first priority assignment of all revenues and gross receipts generated in connection with the property. We made construction loans without pre-leasing requirements or any requirement of a commitment by another lender to "take-out" the construction loan by making a permanent loan secured by the property upon completion of construction. Disbursements on a construction loan are subject to a retainage percentage of 10%, and we make them only after evidence that available funds have been utilized by the borrower, available funds are sufficient to pay for all construction costs through the date of the construction advance and funds remain in the construction budget and from sources other than the loan to complete construction of the project.

         We generally have required the general contractor selected by the borrower, which along with the general construction contract is subject to our review and approval, to provide payment and performance bonds issued by a surety approved by us in an amount at least equal to the costs which are estimated to be necessary to complete construction of the project in accordance with the construction contract. Moreover, we generally conduct site inspections of projects under construction at least bi-monthly and of completed projects at least semi-annually.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 15 to 17 and "Note 29: Business Segment Reporting" on pages 110 to 112 of our 2001 Annual Report to Shareholders and is incorporated herein by reference.

Affordable Housing

         We have invested in affordable housing properties primarily through limited partnerships for the purpose of obtaining Federal income tax credits pursuant to Section 42 of the Internal Revenue Code of 1986, as amended (the "Code"), which provides a tax credit to investors in qualified low-income rental housing that is constructed, rehabilitated or acquired after December 31, 1986. To be eligible for housing tax credits, a property generally must first be allocated an amount of tax credits by the tax credit allocating agency, which in most cases also serves as the housing finance agency, of the state in which the property is located. If the property is to be constructed or rehabilitated, it must be completed and placed in service within a specified time, generally within two years after the year in which the tax credit allocation is received. A specified portion of the apartment units in a qualifying project may be rented only to qualified tenants for a period of 15 years, or a portion of any previously claimed tax credits will be subject to recapture, as discussed below.

         During 2000, we began reducing our investment in affordable housing both as part of our change in strategic focus away from capital intensive lines of business and because the volume of tax credits being generated was exceeding our ability to utilize them effectively. As a result, we have sold or have entered into agreements to sell the majority of the properties that represent our investment in such interests. We will continue to develop those projects that are currently under construction, which may also be sold in the future.

         We made our investments in affordable housing indirectly through our subsidiaries, which may be a general partner and/or a limited partner in the partnership. Low-income housing tax credit partnerships in which we, through a subsidiary, act as a general partner are presented in the financial statements on a consolidated basis.

         The affordable housing projects owned by the low-income housing tax credit partnerships in which we have invested are located throughout the United States.

         The ownership of low-income housing tax credits produces two types of tax benefits. The primary tax benefit flows from the low-income housing tax credits under the Code that are generated by the ownership and operation of the real property in the manner required to obtain such tax credits. These credits may be used to offset Federal income tax on a dollar for dollar basis but may not offset the alternative minimum tax; tax credits thus may reduce the overall Federal income tax to an effective rate of 20%. In addition, the operation of the rental properties produces losses for financial statement and tax purposes in the early years and sometimes throughout the anticipated ownership period. These tax losses may be used to offset taxable income from other operations and thereby reduce income tax which would otherwise be paid on such taxable income.

         Tax credits may be claimed over a ten-year period on a straight-line basis once the underlying multi-family residential properties are placed in service. Tax credits claimed reduce the tax payments computed based upon taxable income to not less than the alternative minimum tax computed for that year or any year not more than three years before or 15 years after the year the tax credit is earned. The Taxpayer Relief Act of 1997 changed the tax credit carryback period from 3 years to 1 year and the carry forward period from 15 years to 20 years for credits that become available for use in years beginning after December 31, 1997. Tax credits are realized even if units in the project do not continue to be occupied once the units in the project have been initially rented to qualifying tenants, and tax credits are not dependent on a project's operating income or appreciation. Tax credits can be claimed over a ten-year period and generally can be lost or recaptured only if non-qualifying tenants are placed in units, ownership of the project is transferred or the project is destroyed and not rebuilt during a 15-year compliance period for the project. We have established specific investment criteria for investment in multi-family residential projects that have been allocated tax credits, which require, among other things, a third party developer of the project and/or the seller of the interest therein to provide a guarantee against loss or recapture of tax credits and to maintain appropriate insurance to fund rebuilding in case of destruction of the project. Notwithstanding our efforts, there can be no assurance that the multi-family residential projects owned by the low-income housing tax credit partnerships in which we have invested will satisfy applicable criteria during the 15-year compliance period and that there will not be loss or recapture of the tax credits associated therewith.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 15 to 17 and "Note 29: Business Segment Reporting" on pages 110 to 112 of our 2001 Annual Report to Shareholders and is incorporated herein by reference.

Commercial Real Estate

         We entered the commercial real estate business largely as a result of our acquisition of OAC in 1999. OAC had followed a strategy that sought to capitalize on inefficiencies in the real estate markets by investing in distressed commercial and multi-family real properties, including properties acquired by a mortgage lender at foreclosure (or through deed in lieu of foreclosure), as well as in properties that were environmentally distressed or located outside the United States. Most of the properties purchased as part of this strategy were in markets, such as San Francisco, that were characterized by limited new supply and barriers to entry as a result of government regulation of development and lack of developable land.

         The properties acquired were substantially renovated, including tenant improvements and improvements to lobbies and other public areas. We also upgraded mechanical, HVAC, electrical, fire and life/safety systems and made other improvements necessary to comply with the Americans with Disabilities Act of 1990. As a result of these improvements, we were able to increase occupancy rates while at the same time increasing average rents.

         The enhanced cash flow and improved physical condition of the properties increased the market values and marketability for most of the properties. As a result, we have been able to successfully market and sell several of the properties at gains. At December 31, 2001, only three properties remain: two shopping centers and one office building.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 15 to 17 and "Note 29: Business Segment Reporting" on pages 110 to 112 of our 2001 Annual Report to Shareholders and is incorporated herein by reference.

Subprime Residential Lending

         In August 1999, we closed our subprime residential loan origination offices and reassigned or terminated employees who were involved in loan origination and related management and support functions. Since late 1994, our lending activities had included the origination and purchase of domestic single family residential loans to borrowers who, because of prior credit problems, the absence of a credit history or other factors, are unable or unwilling to qualify as borrowers for a single family residential loan under guidelines of the FNMA and the FHLMC ("conforming loans") and who have substantial equity in the properties that secure the loans.

         Through 1996, the Bank acquired subprime single family residential loans primarily through a correspondent relationship with Admiral Home Loan ("Admiral") and, to a lesser extent, correspondent relationships with three other financial services companies. Correspondent institutions originated loans based on guidelines provided by us and promptly sold the loans to us on a servicing-released basis. Through Ocwen Financial Services, Inc. ("OFS"), we acquired substantially all of the assets of Admiral in a transaction that closed on May 1, 1997. In connection with our acquisition of assets from Admiral, the Bank transferred its retail and wholesale subprime single family residential lending operations to OFS.

         The terms of the loan products offered by us directly or through our correspondents emphasized real estate loans which generally were underwritten with significant reliance on a borrower's level of equity in the property securing the loan.

         Assets remaining in this segment at December 31, 2001 are primarily comprised of subprime residual trading securities that we originally retained in connection with our securitizations of loans during 1999 and prior years.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 15 to 17 and "Note 29: Business Segment Reporting" on pages 110 to 112 of our 2001 Annual Report to Shareholders and is incorporated herein by reference.

Corporate Items and Other

         Corporate items and other consists primarily of amortization of the excess of net assets acquired over purchase price, UK operations, extraordinary gains on repurchases of debt, business activities that are individually insignificant, amounts that we have not allocated to the operating segments, distributions on our 10-7/8% Capital Trust Securities, transfer pricing mismatches and other general corporate expenses.

         Corporate items and other also includes the results of our collateralized mortgage obligation ("CMO") securities portfolio. Residual and subordinate securities have been included in the related business activity. On July 27, 1998, we sold at book value our entire portfolio of AAA-rated agency interest-only securities ("IOs"), the results of which had been included in this segment. As a result of an increase in prepayment speeds due to declining interest rates, we recorded significant impairment charges on the IOs in 1998 prior to the sale, which led to our decision to discontinue this investment activity and write down the book value. Our investment policy, which is established by the Investment Committee and approved by the Board of Directors, is designed primarily to provide a portfolio of diversified instruments while seeking to optimize net interest income within acceptable limits of interest rate risk, credit risk and liquidity.

         Additional financial information regarding this segment appears under the captions "Segment Profitability" on pages 15 to 17 and "Note 29: Business Segment Reporting" on pages 110 to 112 of our 2001 Annual Report to Shareholders and is incorporated herein by reference.

SOURCES OF FUNDS

         General. The principal sources of funds that support our business activities are:

         o   Deposits                            o   Maturities of and payments
         o   FHLB advances                           received on loans,
         o   Securities sold under agreements        securities and advances
             to repurchase                       o   Proceeds from sales of
         o   Lines of credit                         assets
         o   Match funded debt                   o   Servicing fees

         We closely monitor rates and terms of competing sources of funds on a regular basis and generally utilize the sources that are the most cost effective.

         Deposits. Historically, a significant source of deposits for us has been brokered certificates of deposit obtained primarily through national investment banking firms that, pursuant to agreements with us, solicit funds from their customers for deposit with the Bank ("brokered deposits"). In addition, during 1995, we commenced a program to obtain certificates of deposit from customers of regional and local investment banking firms that were made aware of our products by our direct solicitation and marketing efforts. We also solicited certificates of deposit from institutional investors and high net worth individuals. Our brokered deposits are reported net of unamortized deferred fees, which have been paid to investment banking firms.

         Although we believe that brokered and other wholesale deposits are advantageous in certain cost respects, such funding sources, when compared to retail deposits attracted through a branch network, are generally more sensitive to changes in interest rates and volatility in the capital markets and are more likely to be compared by the investor to competing investments. In addition, such funding sources may be more sensitive to significant changes in our financial condition. There are also various regulatory limitations on the ability of insured financial institutions to obtain brokered deposits. See "Regulation - The Bank - Brokered Deposits." During 2001, we did not issue any new brokered certificates of deposit and do not intend to utilize such deposits as a source of new funds in the foreseeable future.

         In addition to brokered and other wholesale deposits, we obtain deposits from our office located in New Jersey through advertising, walk-ins and other traditional means. These deposits include non-interest bearing checking accounts, NOW and money market checking accounts and savings accounts, but are primarily comprised of certificates of deposit. At December 31, 2001, the deposits that were allocated to this office comprised approximately 23% of our total deposits.

         Borrowings. Through the Bank, we can obtain advances from the FHLB of New York upon the security of certain of our residential first mortgage loans, mortgage-backed and mortgage-related securities and other assets, including FHLB stock, provided certain standards related to the creditworthiness of the Bank have been met. FHLB advances are available to member financial institutions, such as the Bank, for investment and lending activities and other general business purposes. FHLB advances are made pursuant to several different credit programs, each of which has our own interest rate, which may be fixed or adjustable, and range of maturities.

         We also obtain funds pursuant to securities sold under reverse repurchase agreements. Under these agreements, we sell securities (generally mortgage-backed and mortgage-related securities) under an agreement to repurchase such securities at a specified price at a later date. Reverse repurchase agreements have short-term maturities (typically 90 days or less) and are deemed to be financing transactions. All securities underlying reverse repurchase agreements are reflected as assets in our consolidated financial statements and are held in safekeeping by broker-dealers.

         Our borrowings also include lines of credit, notes, subordinated debentures, bonds-match funded agreements and other interest-bearing obligations. During 2001 we began utilizing lines of credit and match funded debt as sources of funding for advances related to loans we service for others. Under a match funding agreement that we entered into on December 20, 2001, we are eligible to sell advances on loans serviced for others up to a maximum debt balance of $200,000 at any one time. At December 31, 2001, we had $91,766 of bonds-match funded agreements outstanding under this facility, which is expected to mature in December 2003.

         Other. Additional information on our sources of funds appears under the captions "Liquidity, Commitments and Off-Balance Sheet Risks" on pages 59 to 60, "Deposits" on pages 50 to 51, "Note 14: Deposits" on page 94, "Note 16: Bonds - Match Funded Agreements" on page 95, "Note 17: Lines of Credit and Other Short-Term Borrowings" on pages 95 to 96 and "Note 18: Notes, Debentures and Other Interest-Bearing Obligations" on pages 96 to 97 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.

RISK FACTORS

         Information related to risk factors which could directly or indirectly affect our results of operations and financial condition is set forth in Exhibit
99.1 and incorporated herein by reference.

COMPETITION

         The information under the caption "Competition" set forth in Exhibit
99.1 is incorporated herein by reference.

SUBSIDIARIES

         A list of our significant subsidiaries is set forth in Exhibit 21.0 and is incorporated herein by reference.

EMPLOYEES

         At December 31, 2001 we had 1,663 full time employees, including 258 in our Bangalore, India office. Our employees are not represented by a collective bargaining agreement. We consider our employee relations to be satisfactory.

REGULATION

         Financial institutions and their holding companies are extensively regulated under federal and state laws. As a result, our business, financial condition and prospects can be materially affected not only by management decisions and general economic conditions, but also by applicable statutes and regulations and other regulatory pronouncements and policies promulgated by regulatory agencies with jurisdiction over us and the Bank, such as the OTS and the FDIC, which insures up to legal limits deposits placed at the Bank. The effect of such statutes, regulations and other pronouncements and policies can be significant, cannot be predicted with a high degree of certainty and can change over time. Moreover, such statutes, regulations and other pronouncements and policies are intended to protect depositors and the insurance funds administered by the FDIC and not stockholders or holders of indebtedness that is not insured by the FDIC.

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

         The following discussion and other references to and descriptions of the regulation of financial institutions contained herein constitute brief summaries thereof as currently in effect. This discussion is not intended to constitute, and does not purport to be, a complete statement of all legal restrictions and requirements applicable to us and the Bank and all such descriptions are qualified in their entirety by reference to applicable statutes, regulations and other regulatory pronouncements.

The Holding Company

         General. Ocwen Financial Corporation is a registered savings and loan holding company under the Home Owners' Loan Act (the "HOLA"). As such, it is subject to regulation, supervision and examination by the OTS.

         Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company, such as OCN, that held only one savings institution subsidiary as of May 4, 1999. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as are deemed necessary to address such risk, including limiting:

         o   Payment of dividends by the savings institution;
         o   Transactions between the savings institution and its affiliates;
             and
         o Any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test set forth in OTS regulations, then such unitary holding company shall after one year be subject to the restrictions applicable to, a bank holding company. See "The Bank-Qualified Thrift Lender Test."

         If we were to acquire control of another savings institution, other than through merger or other business combination with the Bank, OCN would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisition and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of OCN and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution generally shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than:

         o Furnishing or performing management services for a subsidiary savings institution;
         o   Conducting an insurance agency or escrow business;
         o Holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
         o Holding or managing properties used or occupied by a subsidiary savings institution;
         o   Acting as trustee under deeds of trust;
         o   Those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or
         o   Unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. These activities also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

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

         The Director of the OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state only if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered savings institutions located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

         Restrictions on Transactions with Affiliates. Transactions between OCN or any of its non-bank subsidiaries and the Bank are subject to various restrictions, which are described below under "The Bank-Affiliate Transactions."

The Bank

         General. The Bank is a federally-chartered savings bank organized under the HOLA. As such, the Bank is subject to regulation, supervision and examination by the OTS. The deposit accounts of the Bank are insured up to applicable limits by the SAIF administered by the FDIC and, as a result, the Bank also is subject to regulation, supervision and examination by the FDIC.

         The business and affairs of the Bank are regulated in a variety of ways. Regulations apply to, among other things, insurance of deposit accounts, capital ratios, payment of dividends, liquidity requirements, the nature and amount of the investments that the Bank may make, transactions with affiliates, community and consumer lending laws, internal policies and controls, reporting by and examination of the Bank, changes in control of the Bank as well as subsidiaries established by the Bank.

         Insurance of Accounts. Pursuant to legislation enacted in September 1996, a fee was required to be paid by all SAIF-insured institutions at the rate of $0.657 per $100 of deposits held by such institutions at March 31, 1995. The money collected recapitalized the

SAIF reserve to the level of 1.25% of insured deposits as required by law. The recapitalization of the SAIF resulted in lower deposit insurance premiums for most SAIF-insured financial institutions, including the Bank.

         Insured institutions also are required to share in the payment of interest on the bonds issued by a specially created government entity, the Finance Corporation ("FICO"), the proceeds of which were applied toward resolution of the thrift industry crisis in the 1980s. Beginning on January 1, 1997, in addition to the insurance premiums paid by SAIF-insured institutions to maintain the SAIF reserve at the required level pursuant to the current risk classification system, SAIF-insured institutions pay deposit insurance premiums towards the payment of interest on the FICO bonds. The FICO assessment rate is adjusted quarterly.

         Under the current risk classification system, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - and that are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups, which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Assessment rates currently range from 0 basis points for well capitalized, healthy institutions to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. We are aware of no existing circumstances that would result in termination of the Bank's deposit insurance.

         Regulatory Capital Requirements. Federally-insured savings associations are subject to three capital requirements of general applicability: a tangible capital requirement, a core or leverage capital requirement and a risk-based capital requirement. All savings associations currently are required to maintain tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations), core capital equal to 3% of adjusted total assets and total capital (a combination of core and supplementary capital) equal to 8% of risk-weighted assets (as defined in the regulations). For purposes of the regulation, tangible capital is core capital less all intangibles other than qualifying mortgage servicing rights. Core capital includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits. Core capital generally is reduced by the amount of a savings association's intangible assets, other than qualifying mortgage servicing rights.

         A savings association is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, including subordinated debt (such as the Bank's Debentures) that meets specified requirements, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets currently range from 0% to 100%, depending on the type of asset.

         OTS policy imposes a limitation on the amount of net deferred tax assets that may be included in regulatory capital. Net deferred tax assets represent deferred tax assets, reduced by any valuation allowances, in excess of deferred tax liabilities. Application of the limit depends on the possible sources of taxable income available to an institution to realize deferred tax assets. Deferred tax assets that can be realized from the following generally are not limited: taxes paid in prior carryback years and future reversals of existing taxable temporary differences. To the extent that the realization of deferred tax assets depends on an institution's future taxable income (exclusive of reversing temporary differences and carryforwards), or its tax-planning strategies, such deferred tax assets are limited for regulatory capital purposes to the lesser of the amount that can be realized within one year of the quarter-end report date or 10% of core capital.

         OTS has adopted an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of determining whether it has met the risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. Although the final rule was originally scheduled to be effective as of January 1994, the OTS has indicated that it will delay invoking its interest rate risk rule until appeal procedures are implemented and evaluated. The OTS has not yet established an effective date for the capital deduction. We not believe that the adoption of an interest rate risk component to the risk-based capital requirement will adversely affect the Bank if it becomes effective in its current form.

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

         Classified Assets. OTS regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured associations, OTS examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category, designated "special mention," also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as a loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as a loss or charge off such amount. In this regard, we establish required reserves and charge-off loss assets as soon as administratively practicable. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital.

         On February 10, 1999, the Federal Financial Institutions Examination Council ("FFIEC") issued the Uniform Retail Credit Classification and Account Management Policy. As a result of this policy, we have classified all residential loans as substandard if they are past due 90 days, or more, and the ratio of book value to market value is 60%, or more. We classify as substandard all residential loans that are in foreclosure or bankruptcy and have a ratio of book value to market value of 85%, or more, and we classify as loss and charge off the portion of the book value of such loans that exceeds 85% of market value. In 2001, we modified our policies so that we now classify as substandard all residential real estate owned held for less than three years and as doubtful all held for three years or more. Our past experience indicates that classified discount assets do not necessarily correlate to probability or severity of loss.

         Excluding assets that have been classified loss and fully reserved, the Bank's classified assets at December 31, 2001 under the above policy consisted of $205,038 of assets classified as substandard and $497 of assets classified as doubtful. In addition, at the same date, $96,225 of assets were designated as special mention.

         Substandard assets at December 31, 2001 under the above policy consisted primarily of $45,993 of loans and real estate owned related to our discount single family residential loans and $87,618 of loans and real estate owned related to our discount commercial real estate loans. Special mention assets at December 31, 2001 under the policy consisted primarily of $95,938 of loans and real estate owned related to discount commercial real estate loans.

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

         o "Well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure;
         o "Adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized";
         o "Undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);
         o "Significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0% and;
         o "Critically undercapitalized" if it has a ratio of tangible equity to adjusted total assets that is equal to or less than 2.0%.

         The regulations also permit the appropriate Federal banking regulator to downgrade an institution to the next lower category (provided that a significantly undercapitalized institution may not be downgraded to critically undercapitalized) if the regulator determines: (i) after notice and opportunity for hearing or response, that the institution is in an unsafe or unsound condition or (ii) that the institution has received (and not corrected) a less-than-satisfactory rating for any of the categories of asset quality, management, earnings or liquidity in our most recent exam. At December 31, 2001, the Bank was a "well capitalized" institution under the prompt corrective action regulations of the OTS.

         Depending upon the capital category to which an institution is assigned, the regulators' corrective powers, many of which are mandatory in certain circumstances, include:

         o   Prohibiting capital distributions;
         o   Prohibiting payment of management fees to controlling persons;
         o   Requiring the submission of a capital restoration plan;
         o   Placing limits on asset growth;
         o   Limiting acquisitions, branching or new lines of business;
         o Requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired;
         o   Restricting transactions with affiliates;
         o Restricting the interest rates that the institution may pay on deposits;
         o   Ordering a new election of directors of the institution;
         o   Requiring that senior executive officers or directors be dismissed;
         o Prohibiting the institution from accepting deposits from correspondent banks;
         o   Requiring the institution to divest certain subsidiaries;
         o Prohibiting the payment of principal or interest on subordinated debt; and, ultimately,
         o   Appointing a receiver for the institution.

         Qualified Thrift Lender Test. All savings associations are required to meet the QTL test set forth in the HOLA to avoid certain restrictions on their operations. Under the QTL test provisions, a savings institution must maintain at least 65% of portfolio assets in qualified thrift investments. In general, qualified thrift investments include loans, securities and other investments that are related to housing, small business and credit card lending, and to a more limited extent, consumer lending and community service purposes. Portfolio assets are defined as an institution's total assets less goodwill and other intangible assets, the institution's business property and a limited amount of the institution's liquid assets. A savings association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations:

         o The association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank;
         o The branching powers of the association shall be restricted to those of a national bank; and
         o Payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank.

         Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment unless that activity or investment would be permissible if the association were a national bank and for the association as a savings association. The Bank met the QTL test throughout 2001, and our qualified thrift investments comprised 75.29% of our portfolio assets at December 31, 2001.

         Restrictions on Capital Distributions. Effective April 1, 1999, the Bank is required to file a notice with the OTS at least 30 days prior to making any payment to repurchase, redeem, retire or otherwise acquire debt instruments included in total risk-based capital (each a "capital distribution") unless (a) it is not eligible for expedited treatment under the OTS application processing regulations, (b) the total amount of the Bank's capital distributions (including the proposed distribution) for the calendar year exceeds the Bank's net income for the year to date plus retained net income for the previous two years, (c) the Bank would not be "adequately capitalized" following the proposed distribution or (d) the proposed distribution would violate any applicable statute, regulation, or an agreement between the Bank and the OTS, or a condition imposed upon the Bank by an OTS-approved application or notice. If one of these four criteria is present, the Bank is required to file an application with the OTS at least 30 days prior to making the proposed capital distribution. The OTS may deny the Bank's application or disapprove our notice if the OTS determines that (a) the Bank will be "undercapitalized," "significantly undercapitalized" or "critically under capitalized," as defined in the OTS capital regulations, following the capital distribution, (b) the proposed capital distribution raises safety and soundness concerns or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation or agreement between the Bank and the OTS or a condition imposed on the Bank in an application or notice approved by the OTS.

         Loan-To-One Borrower. Under applicable laws and regulations, the amount of loans and extensions of credit that may be extended by a savings institution such as the Bank to any one borrower, including related entities, generally may not exceed 15% of the unimpaired capital and unimpaired surplus of the institution. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus also may be made to a borrower if the loans are fully secured by readily marketable collateral. An institution's "unimpaired capital and unimpaired surplus" includes, among other things, the amount of its core capital and supplementary capital included in its total capital under OTS regulations.

         At December 31, 2001, the Bank's unimpaired capital and surplus amounted to $239,305, resulting in a general loan-to-one borrower limitation of $35,896 under applicable laws and regulations.

         Brokered Deposits. Under applicable laws and regulations, an insured depository institution may be restricted in obtaining, directly or indirectly, funds by or through any "deposit broker," as defined, for deposit into one or more deposit accounts at the institution. The term "deposit broker" generally includes any person engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties. In addition, the term "deposit broker" includes any insured depository institution, and any employee of any insured depository institution, which engages, directly or indirectly, in the solicitation of deposits by offering rates of interest (with respect to such deposits) that are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institution's normal market area. As a result of the definition of "deposit broker," all of the Bank's brokered deposits, as well as possibly our deposits obtained through customers of regional and local investment banking firms and the deposits obtained from the Bank's direct solicitation efforts of institutional investors and high net worth individuals, are potentially subject to the restrictions described below. Under FDIC regulations, well-capitalized institutions are not subject to the brokered deposit limitations, while adequately capitalized institutions are able to accept, renew or roll over brokered deposits only: (i) with a waiver from the FDIC; and (ii) subject to the limitation that they do not pay an effective yield on any such deposit which exceeds by more than 75 basis points (a) the effective yield paid on deposits of comparable size and maturity in such institution's normal market area for deposits accepted in our normal market area or (b) 120% (130% for deposits at least half of which is uninsured) of the current yield on comparable maturity U.S. Treasury obligations for deposits accepted outside the institution's normal market area. Undercapitalized institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or in the market area in which such deposits are being solicited. See "Sources of Funds - Deposits."

         Liquidity Requirements. All savings associations were previously required to maintain an average daily balance of liquid assets, which include specified short-term assets and certain long-term assets, equal to a certain percentage of the sum of their average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement varied from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. In November 1997, the OTS amended its liquidity regulations to, among other things, provide that a savings association shall maintain liquid assets of not less than 4% of the amount of its liquidity base at the end of the preceding calendar quarter as well as to provide that each savings association must maintain sufficient liquidity to ensure its safe and sound operation. Prior to November 1997, the required liquid asset ratio was 5%. Historically, the Bank has operated in compliance with these requirements. In December 2000, Congress passed the Financial Regulatory Relief and Economic Efficiency Act of 2000 (Pub. L. 106-569) which repealed the statutory liquidity requirement for savings associations formerly found in HOLA. Accordingly, effective July 18, 2001, the OTS issued a Final Rule that eliminated the 4% liquidity requirement. The Final Rule requires savings associations to maintain sufficient liquidity to ensure their safe and sound operation.

         Affiliate Transactions. Under federal law and regulation, transactions between a savings association and its affiliates are subject to quantitative and qualitative restrictions. Affiliates of a savings association include, among other entities, companies that control, are controlled by or are under common control with the savings association. As a result, Ocwen Financial Corporation, OAC, OTX and their non-bank subsidiaries are affiliates of the Bank.

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

         Gramm-Leach-Bliley Act. The Bank is also subject to the Gramm-Leach-Bliley Act ("GLB Act"), which was signed into law at the end of 1999. The GLB Act contains comprehensive consumer financial privacy restrictions. Various federal enforcement agencies, including the Federal Trade Commission, have issued final regulations to implement the GLB Act; however, compliance with the new regulations was voluntary until July 1, 2001. The restrictions fall into two basic categories. First, a financial institution must provide various notices to consumers about an institution's privacy policies and practices. Second, the GLB Act gives consumers the right to prevent the financial institution from disclosing non-public personal information about the consumer to non-affiliated third parties, with exceptions.

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

         Federal Home Loan Bank System. The FHLB System was created in 1932 and consists of twelve regional FHLBs. The FHLBs are federally chartered but privately owned institutions created by Congress. The Federal Housing Finance Board ("Finance Board") is an agency of the federal government and is generally responsible for regulating the FHLB System. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. Under current rules, an FHLB member is generally required to purchase FHLB stock in an amount equal to at least 5% of the aggregate outstanding advances made by the FHLB to the member. The GLB Act and new regulations adopted by the Finance Board that became effective January 31, 2001 require a new capital structure for the FHLBs. The new capital structure will contain risk-based and leverage capital requirements similar to those currently in place for depository institutions. Each FHLB was required to submit a capital structure plan to the Finance Board for approval within 270 days of the publication of the new regulations. Generally, an institution is eligible to be a member of the FHLB for the district where the member's principal place of business is located. The Bank, whose home office is in Ft. Lee, New Jersey, is a member of the New York FHLB.

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

         The Bank filed an application with the OTS to be designated a Wholesale Bank for CRA purposes beginning in May 2001. The bank was designated as a Wholesale Bank as of June 15, 2001. The Wholesale Bank designation is available to institutions that are not in the business of extending home mortgage, small business, small farm or consumer loans to retail customers. Wholesale Banks are subject to a separate CRA test that measures their community development loans, investments and services.

FEDERAL TAXATION

         General. OCN and all of its domestic subsidiaries currently file, and expect to continue to file, a consolidated Federal income tax return based on a calendar year. Consolidated returns have the effect of eliminating inter-company transactions, including dividends, from the computation of taxable income.

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

         Tax Residuals. From time to time, we acquire Real Estate Mortgage Investment Conduit ("REMIC") residuals or retain residual securities in REMICs which were formed by us in connection with the securitization and sale of loans. Although a tax residual may have little or no future economic cash flows from the REMIC from which it has been issued, the tax residual does bear the income tax liability or benefit resulting from the difference between the interest rate paid on the securities by the REMIC and the interest rate received on the mortgage loans held by the REMIC. This generally results in taxable income for us in the first several years of the REMIC and equal amounts of tax deductions thereafter. We receive cash payments in connection with the acquisition of tax residuals to compensate us for the time value of money associated with the tax payments related to these securities and the costs of modeling, recording, monitoring and reporting the securities. We defer all fees received and recognize such fees in interest income on a level yield basis over the expected life of the deferred tax asset related to tax residuals. We also adjust the recognition in interest income of fees deferred based upon the changes in the actual prepayment rates of the underlying mortgages held by the REMIC and periodic reassessments of the expected life of the deferred tax asset related to tax residuals. At December 31, 2001, our gross deferred tax assets included $3,176, which was attributable to our tax residuals and related deferred income.

         Investments in Low-Income Housing Tax Credit Interests. For a discussion of the tax effects of investments in low-income housing tax credit interests, see "Segments-Affordable Housing Properties."

         Examinations. The most recent examination by the IRS of our Federal income tax return was of the tax return filed for 1996. The statute of limitations has run with respect to 1997 and all prior tax years. Thus, the Federal income tax returns for the years 1998 through 2000 are open for examination. We do not anticipate any material adjustments as a result of any examination, although there can be no assurances in this regard.

STATE TAXATION

         OCN's income is subject to tax by the States of Florida and California, which have statutory tax rates of 5.5% and 10.84%, respectively, and its taxable income in these states is determined based on certain apportionment factors. We are taxed in New Jersey on income, net of expenses, earned in New Jersey at a statutory rate of 3.0%. No state return of ours has been examined, and no notification has been received by us that any state intends to examine any of our tax returns.

ITEM 2.  PROPERTIES

         The following table sets forth information relating to our facilities at December 31, 2001:

                                                                                   Net Book Value of
                                                                                 Property or Leasehold
                          Location                              Owned/Leased         Improvements
------------------------------------------------------------    ------------    ----------------------
                                                                                (Dollars in Thousands)
Executive offices:
     1675 Palm Beach Lakes Boulevard
     West Palm Beach, FL....................................       Leased          $         3,135

Bank main office:
     2400 Lemoine Ave
     Fort Lee, NJ...........................................       Leased          $            11

Servicing center:
     12650 Ingenuity Drive
     Orlando, FL............................................       Owned           $        22,239

Software development and servicing operations center:
     Information Technology Park
     Bangalore, India.......................................       Leased          $           184

OTX offices:
California office:
     5050 Avenida Encinas, Suite 200
     Carlsbad, CA...........................................       Leased          $           128

Amos, Inc.:
     10 Research Parkway
     Wallingford, CT........................................       Leased          $            51

Synergy Software, LLC:
     Two Creekside Crossing
     10 Cadillac Drive, Suite 350                                  Leased
     Brentwood, TN..........................................                       $           131

         OTX's main offices are located in facilities provided by OCN. OAC does not maintain an office, but rather relies on the facilities provided by OCN.

ITEM 3.  LEGAL PROCEEDINGS

         We are subject to various pending legal proceedings. Management is of the opinion that the resolution of these claims will not have a material adverse effect on the results of operations or financial condition of us. See "Note 30:
Commitments and Contingencies" on page 112 of our 2001 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Information required by this Item appears under the caption "Shareholder Information" on page 117 of our Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         Information required by this Item appears under the caption "Selected Consolidated Financial Information" on pages 10 to 12 of our Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this Item appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 to 60 of our 2001 Annual Report to Shareholders and is incorporated herein by reference. In addition, please also note the information below, which is not discussed in our 2001 Annual Report to Shareholders.

Recent Developments

         On March 27, 2002, OCN announced the formation of Global Servicing Solutions, LLC, a joint venture with Merrill Lynch. The joint venture will be responsible for establishing, licensing and operating distressed asset management servicing companies in countries around the world to service Merrill Lynch assets as well as assets owned by third parties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this Item appears under the captions "Asset and Liability Management" on pages 53 to 58, "Note 1: Summary of Significant Accounting Policies" on pages 71 to 77 and "Note 21: Derivative Financial Instruments" on pages 99 to 101 of our Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this Item appears on pages 63 to 116 in our Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 16, 2002, and as filed with the Commission on or about March 29, 2002 (the "2002 Proxy Statement") under the captions "Election of Directors - Nominees for Director," "Executive Officers Who Are Not Directors," and "Security Ownership of Certain Beneficial Owners - Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained in our 2002 Proxy Statement under the captions "Executive Compensation," "Board of Directors Compensation" and "Comparison of Cumulative Total Return" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in our 2002 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners - Beneficial Ownership of Common Stock" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1 & 2    Financial Statements and Schedules. The following Consolidated
                  Financial Statements of Ocwen Financial Corporation and Report of PricewaterhouseCoopers LLP, Independent Certified Public
                  Accountants, are incorporated herein by reference from pages
                  63 to 116 of our Annual Report to Shareholders:

                  Report of Independent Certified Public Accountants

                  Consolidated Statements of Financial Condition at December 31, 2001 and 2000

                  Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001

                  Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2001

                  Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2001

                  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001

                  Notes to Consolidated Financial Statements

                  Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

     (a) 3        Exhibits.

                  2.1 Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
                  3.1      Amended and Restated Articles of Incorporation (2)

                  3.2      Amended and Restated Bylaws (3)
                  4.0      Form of Certificate of Common Stock (2)
                  4.1 Form of Indenture between OCN and Bank One, Columbus, NA as Trustee (2)
                  4.2      Form of Note due 2003 (included in Exhibit 4.1) (2)
                  4.3      Certificate of Trust of Ocwen Capital Trust I (4)
                  4.4 Amended and Restated Declaration of Trust of Ocwen Capital Trust I (4)
                  4.5 Form of Capital Security of Ocwen Capital Trust I (included in Exhibit 4.4) (4)
                  4.6      Form of Indenture relating to 10.875% Junior
                           Subordinated Debentures due 2027 of OCN (4)
                  4.7      Form of 10.875% Junior Subordinated Debentures due
                           2027 of OCN (included in Exhibit 4.6) (4)
                  4.8      Form of Guarantee of OCN relating to the Capital
                           Securities of Ocwen Capital Trust I (4)
                  4.9 Form of Indenture between Ocwen Federal Bank FSB and The Bank of New York as Trustee (5)
                  4.10     Form of Subordinated Debentures due 2005 (5)
                  4.11 Form of Indenture between OAC and Norwest Bank Minnesota, National Association, as Trustee thereunder for the 11.5% Redeemable Notes due 2005
                           (6)
                  4.12     Form of 11.5% Redeemable Note due 2005 (7)
                  4.13 Form of Second Supplemental Indenture between OAC and Wells Fargo Bank Minnesota, National Association as successor to Norwest Bank Minnesota, National Association, as trustee thereunder for the 11.5% Redeemable Notes due 2005 (8)
                  10.1 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (9)
                  10.2     Ocwen Financial Corporation 1998 Annual Incentive
                           Plan (10)
                  10.3 Amended and Restated Loan Agreement, dated as of June 10, 1998, by and among, inter alia, OAIC California Partnership, L.P., OAIC California Partnership II, L.P., Salomon Brothers Realty Corp. and LaSalle National Bank (11)
                  10.4 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors (12)
                  10.5 Second Amendment to Guarantee of Payment, dated as of July 9, 1999, made by and between Salomon Brothers Realty Corp. and Ocwen Partnership, L.P. (12)
                  10.6 Indemnity agreement, dated August 24, 1999, among OCN, and OAC's directors (13)
                  10.7 Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (13)
                  10.8 First Amendment to Agreement, dated March 30, 2000 between HCT Investments, Inc. and OAIC Partnership I, L.P. (13)
                  10.9 Form of Separation Agreement and Full Release, dated as of February 28, 2001, by and among Christine A. Reich, Ocwen Federal Bank FSB and Ocwen Financial Corporation (14)
                  10.10 Form of Employment Agreement, dated as of April 1, 2001, by and between Ocwen Financial Corporation and Arthur D. Ringwald (filed herewith)
                  10.11 Form of Employment Agreement, dated August 1, 2001, by and between Ocwen Technology Xchange and Jack Timpe (filed herewith)
                  11.1     Computation of earnings per share (15)
                  12.1     Ratio of earnings to fixed charges (filed herewith)
                  13.1 Excerpts from the Annual Report to Shareholders for the year ended December 31, 2001 (filed herewith)
                  21.0     Subsidiaries (filed herewith)
                  23.0 Consent of PricewaterhouseCoopers LLP (filed herewith)
                  99.1     Risk factors (filed herewith)

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

                  (4) Incorporated by reference from the similarly described exhibit filed in connection with our Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the Commission on August 6, 1997.

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

                  (10) Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 1998 Annual Meeting of Shareholders as filed with the Commission on March 31, 1998.

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

                  (15) Incorporated by reference from "Note 20: Basic and Diluted Earnings per Share" on page 99 of our Annual Report to Shareholders.

         (b)      Reports on Form 8-K Filed During the Quarter Ended December
                  31, 2001

                  (1) A Form 8-K was filed by OCN on November 8, 2001 which contained a news release announcing our 2001 third quarter results and certain other information.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                       OCWEN FINANCIAL CORPORATION


                                       By: /s/ WILLIAM C. ERBEY
                                           ----------------------------------
                                           William C. Erbey
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (duly authorized representative)

Date: March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ WILLIAM C. ERBEY                                       Date:  March 29, 2002
---------------------------------------------
William C. Erbey, Chairman of the
Board and Chief Executive Officer
(principal executive officer)


/s/ BARRY N. WISH                                          Date:  March 29, 2002
---------------------------------------------
Barry N. Wish, Director


/s/ W. C. MARTIN                                           Date:  March 29, 2002
---------------------------------------------
W.C. Martin, Director


/s/ HON. THOMAS F. LEWIS                                   Date:  March 29, 2002
---------------------------------------------
Hon. Thomas F. Lewis, Director


/s/ Mark S. Zeidman                                        Date:  March 29, 2002
---------------------------------------------
Mark S. Zeidman, Senior Vice President and
Chief Financial Officer
(principal financial officer)


/s/ ROBERT J. LEIST, JR.                                   Date:  March 29, 2002
---------------------------------------------
Robert J. Leist, Jr., Vice President and
Chief Accounting Officer
(principal accounting officer)