Form 10-Q
period 2002-03-31
OCWEN FINANCIAL CORP
filed 2002-05-15
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                                       OR

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

                                 (561) 682-8000
                                 ----- --------
              (Registrant's telephone number, including area code)

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

Number of shares of Common Stock, $.01 par value, outstanding as of May 13, 2002: 67,319,451 shares

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q

                                    I N D E X
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION                                              PAGE

Item 1.  Interim Consolidated Financial Statements (Unaudited).............   3

         Consolidated Statements of Financial Condition at March 31,
         2002 and December 31, 2001........................................   3

         Consolidated Statements of Operations for the three
         months ended March 31, 2002 and 2001..............................   4

         Consolidated Statements of Comprehensive (Loss) Income for the
         three months ended March 31, 2002 and 2001........................   5

         Consolidated Statement of Changes in Stockholders' Equity for
         the three months ended March 31, 2002.............................   6

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2002 and 2001...........................................   7

         Notes to Consolidated Financial Statements........................   9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................   17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........   46

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   51

Item 6.  Exhibits and Reports on Form 8-K..................................   51

Signature..................................................................   53

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                                           March 31, 2002    December 31, 2001
                                                                                          ----------------  -------------------
Assets:
Cash and amounts due from depository institutions....................................      $          920      $       23,076
Interest earning deposits............................................................              66,747             111,579
Federal funds sold...................................................................             206,000             126,000
Trading securities, at fair value:
     Collateralized mortgage obligations (AAA-rated).................................             126,477             161,191
     Subordinates, residuals and other securities....................................              39,899              65,058
Real estate held for sale............................................................                  --              13,418
Investment in real estate............................................................              91,664             116,896
Affordable housing properties........................................................              80,610             102,069
Loans, net...........................................................................             150,557             185,293
Match funded assets..................................................................             164,080             174,351
Real estate owned, net...............................................................             100,490             110,465
Premises and equipment, net..........................................................              47,167              44,589
Income taxes receivable..............................................................              20,828              20,842
Advances on loans and loans serviced for others......................................             285,778             283,183
Mortgage servicing rights............................................................             112,032             101,107
Other assets.........................................................................              83,644              72,033
                                                                                           --------------      --------------
                                                                                           $    1,576,893      $    1,711,150
                                                                                           ==============      ==============
Liabilities and Stockholders' Equity
  Liabilities:
  Deposits...........................................................................      $      545,592      $      656,878
  Escrow deposits on loans and loans serviced for others.............................              80,661              73,565
  Securities sold under agreements to repurchase.....................................              63,851              79,405
  Bonds - match funded agreements....................................................             149,090             156,908
  Obligations outstanding under lines of credit......................................             100,651              84,304
  Notes, debentures and other interest bearing obligations...........................             158,041             160,305
  Accrued interest payable...........................................................              15,594              12,836
  Excess of net assets acquired over purchase price..................................                  --              18,333
  Accrued expenses, payables and other liabilities...................................              27,664              28,351
                                                                                           --------------      --------------
     Total liabilities...............................................................           1,141,144           1,270,885
                                                                                           --------------      --------------

  Company obligated, mandatorily redeemable securities of subsidiary trust holding
    solely junior subordinated debentures of the Company.............................              61,159              61,159

  Commitments and contingencies (Note 9)

  Stockholders' equity:
   Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares issued and
    outstanding......................................................................                  --                  --
   Common stock, $.01 par value; 200,000,000 shares authorized; 67,308,819 and
    67,289,313 shares issued and outstanding at March 31, 2002 and
    December 31, 2001, respectively..................................................                 673                 673
   Additional paid-in capital........................................................             224,278             224,142
   Retained earnings.................................................................             149,920             154,412
   Accumulated other comprehensive loss, net of taxes:
     Net unrealized foreign currency translation loss................................                (281)               (121)
                                                                                           --------------      --------------
   Total stockholders' equity........................................................             374,590             379,106
                                                                                           --------------      --------------
                                                                                           $    1,576,893      $    1,711,150
                                                                                           ==============      ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

For the three months ended March 31,                                                           2002            2001
---------------------------------------------------------------------------------------    -----------     -----------
Net interest expense:
  Income ..............................................................................    $    12,714     $    24,817
  Expense..............................................................................         16,396          26,880
                                                                                           -----------     -----------
  Net interest expense before provision for loan losses................................         (3,682)         (2,063)
  Provision for loan losses............................................................            679           8,120
                                                                                           -----------     -----------
  Net interest expense after provision for loan losses.................................         (4,361)        (10,183)
                                                                                           -----------     -----------

Non-interest income:
  Servicing and other fees.............................................................         35,725          31,117
  Loss on interest earning assets, net.................................................         (1,777)         (1,831)
  Gain on trading and match funded securities, net.....................................          2,791           5,189
  Loss on real estate owned, net.......................................................         (4,112)           (984)
  Gain (loss) on other non-interest earning assets, net................................           (748)            456
  Net operating gains on investments in real estate....................................          4,655           2,554
  Amortization of excess of net assets acquired over purchase price....................             --           4,583
  Other income.........................................................................          5,031           2,046
                                                                                           -----------     -----------
                                                                                                41,565          43,130
                                                                                           -----------     -----------
Non-interest expense:
  Compensation and employee benefits...................................................         21,074          20,935
  Occupancy and equipment..............................................................          2,714           3,093
  Technology and communication costs...................................................          5,053          10,148
  Loan expenses........................................................................          3,935           4,235
  Net operating losses on investments in certain affordable housing properties.........         15,681           5,062
  Amortization of excess of purchase price over net assets acquired....................             --             778
  Professional services and regulatory fees............................................          4,596           3,816
  Other operating expenses.............................................................          1,974           2,789
                                                                                           -----------     -----------
                                                                                                55,027          50,856
                                                                                           -----------     -----------
Distributions on Company-obligated, mandatorily redeemable securities of subsidiary
  trust holding solely junior subordinated debentures of the Company............                 1,663           2,053
Equity in income (losses) of investments in unconsolidated entities....................             (9)             45
                                                                                           -----------     -----------
Loss before income taxes, extraordinary gain and effect of change in accounting
  principle............................................................................        (19,495)        (19,917)
Income tax expense.....................................................................          1,165           5,762
                                                                                           -----------     -----------
Loss before extraordinary gain and effect of change in accounting principle............        (20,660)        (25,679)
Extraordinary gain on repurchase of debt, net of taxes.................................              2           2,163
Effect of change in accounting principle, net of taxes.................................         16,166              --
                                                                                           -----------     -----------
Net loss...............................................................................    $    (4,492)    $   (23,516)
                                                                                           ===========     ===========

Earnings (loss) per share:
Basic and Diluted:
  Net loss before extraordinary gain and effect of change in accounting principle......    $     (0.31)    $     (0.38)
  Extraordinary gain...................................................................             --            0.03
  Effect of change in accounting principle.............................................           0.24              --
                                                                                           -----------     -----------
  Net loss.............................................................................    $     (0.07)    $     (0.35)
                                                                                           ===========     ===========

Weighted average common shares outstanding.............................................     67,294,490      67,152,363

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (Dollars in thousands)

For the three months ended March 31,                                                                   2002           2001
----------------------------------------------------------------------------------------------     -----------     -----------
Net loss......................................................................................     $    (4,492)    $   (23,516)
                                                                                                   -----------     -----------
Other comprehensive loss, net of taxes:
  Change in unrealized foreign currency translation adjustment arising during the period (1)              (160)           (871)
                                                                                                   -----------     -----------

  Change in accounting principle for derivative financial instruments.........................              --              59

  Reclassification of gain on derivative financial instruments to earnings....................              --             (79)
                                                                                                   -----------     -----------
  Change in unrealized gain on derivative financial instruments...............................              --             (20)
                                                                                                   -----------     -----------
  Other comprehensive loss....................................................................            (160)           (891)
                                                                                                   -----------     -----------

Comprehensive loss............................................................................     $    (4,652)    $   (24,407)
                                                                                                   ===========     ===========

Disclosure of reclassification adjustment:

(1) Net of tax benefit of $110 and $186 for the three months ended March 31, 2002 and 2001, respectively.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                             (Dollars in thousands)

                                                                                                       Accumulated
                                                                                                          Other
                                                    Common Stock           Additional                 Comprehensive
                                             --------------------------      Paid-in     Retained          Loss,
                                                 Shares          Amount      Capital     Earnings      Net of Taxes      Total
                                             -------------      -------    -----------   ---------    -------------    ----------

Balances at December 31, 2001.............      67,289,313      $   673    $   224,142   $ 154,412    $        (121)   $  379,106
Net loss..................................              --           --             --      (4,492)              --        (4,492)
Directors' compensation...................              --           --             21          --               --            21
Stock options exercised...................          19,506           --            115          --               --           115
Other comprehensive loss, net of taxes:
   Change in unrealized foreign currency
      translation loss....................              --           --             --          --             (160)         (160)
                                             -------------      -------    -----------   ---------    -------------    ----------

Balances at March 31, 2002................      67,308,819      $   673    $   224,278   $ 149,920    $        (281)   $  374,590
                                             =============      =======    ===========   =========    =============    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   OCWEN FINANCIAL COPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

For the three months ended March 31,                                                                  2002            2001
---------------------------------------------------------------------------------------------      -----------     -----------
Cash flows from operating activities:
Net loss.....................................................................................      $    (4,492)    $   (23,516)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
  Net cash provided by trading activities....................................................           64,731         184,090
  Premium amortization on securities, net....................................................              599           1,972
  Depreciation and amortization..............................................................           14,427          15,531
  Provision for loan losses..................................................................              678           8,120
  Provision for real estate owned............................................................            6,122           6,181
  Loss on interest-earning assets, net.......................................................            1,777             645
  Gain on trading and match funded securities................................................           (2,791)         (4,003)
  (Gain) loss on sale of other non-interest earning assets...................................              748            (456)
  Impairment charges on affordable housing properties........................................           15,296           4,503
  Gain on sale of real estate owned, net.....................................................           (1,561)         (6,376)
  Extraordinary gain on repurchase of long-term debt.........................................               (4)         (3,433)
  Effect of change in accounting principle...................................................          (15,000)             --
  (Increase) decrease in income taxes receivable.............................................               14          (4,719)
  (Increase) decrease in advances and match funded advances on loans and loans
    serviced for others......................................................................              283         (76,721)
  (Increase) decrease in other assets, net...................................................          (10,336)          3,525
  Decrease in accrued expenses, interest payable and other liabilities.......................            2,227             822
                                                                                                   -----------     -----------
Net cash provided (used) by operating activities.............................................           72,718         106,165
                                                                                                   -----------     -----------

Cash flows from investing activities:
  Principal payments received on match funded loans..........................................            3,722           5,293
  Investment in affordable housing properties................................................           (1,866)         (6,886)
  Proceeds from sales of affordable housing properties.......................................            3,239           4,600
  Purchase of mortgage servicing rights......................................................          (21,893)        (20,758)
  Proceeds from sales of loans...............................................................           34,071          50,649
  Proceeds from sale of real estate held for sale............................................            4,780           1,000
  Proceeds from sales of real estate held for investment.....................................           27,503           6,266
  Purchase, originations and funded commitments of loans, net of undisbursed loan funds......           (8,112)        (16,597)
  Capital improvements to real estate held for investment....................................           (3,638)             --
  Principal payments received on loans.......................................................           12,145          24,470
  Proceeds from sale of real estate owned....................................................           10,358          49,076
  Capital improvements to real estate owned..................................................             (786)         (1,606)
  Additions to premises and equipment........................................................           (5,623)         (1,796)
                                                                                                   -----------     -----------
Net cash provided by investing activities....................................................           53,900          93,711
                                                                                                   -----------     -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (Dollars in thousands)

For the three months ended March 31,                                                              2002             2001
-------------------------------------------------------------------------------------------    -----------      -----------
Cash flows from financing activities:
  Decrease in deposits and escrow deposits on loans and loans serviced for others..........       (104,190)        (124,669)
  Decrease in securities sold under agreements to repurchase...............................        (15,554)              --
  Proceeds from (repayment of) obligations under lines of credit, net......................         16,347             (137)
  Payments on bonds-match funded agreements................................................         (8,081)          (7,535)
  Repurchase of Capital Securities.........................................................             --          (12,115)
  Repurchases of notes and subordinated debentures.........................................         (2,264)          (4,267)
  Exercise of stock options................................................................            115               --
  Issuance of shares of common stock.......................................................             21               14
                                                                                               -----------      -----------
Net cash used by financing activities......................................................       (113,606)        (148,709)
                                                                                               -----------      -----------

Net increase in cash and cash equivalents..................................................         13,012           51,167
Cash and cash equivalents at beginning of period...........................................        260,655          153,736
                                                                                               -----------      -----------
Cash and cash equivalents at end of period.................................................    $   273,667      $   204,903
                                                                                               ===========      ===========

Reconciliation of cash and cash equivalents at end of period:
  Cash and amounts due from depository institutions........................................    $       920      $    39,413
  Interest-earning deposits................................................................         66,747            9,990
  Federal funds sold and repurchase agreements.............................................        206,000          155,500
                                                                                               -----------      -----------
                                                                                               $   273,667      $   204,903
                                                                                               ===========      ===========

Supplemental disclosure of cash flow information:
Cash received (paid) during the period for:
  Interest.................................................................................    $   (13,638)     $   (22,506)
                                                                                               ===========      ===========
  Income tax refunds (payments)............................................................    $       (82)     $     2,271
                                                                                               ===========      ===========

Supplemental schedule of non-cash investing and financing activities:
  Real estate owned acquired through foreclosure...........................................    $     4,249      $    30,903
                                                                                               ===========      ===========
  Exchange of real estate held for sale for loans..........................................    $     9,153      $        --
                                                                                               ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 1: BASIS OF PRESENTATION

          The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. Ocwen Financial Corporation's ("OCN") interim consolidated financial statements include the accounts of OCN and its subsidiaries. OCN owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank"), Investors Mortgage Insurance Holding Company ("IMI"), Ocwen Technology Xchange, Inc. ("OTX") and Ocwen Asset Investment Corp. ("OAC"). OCN also owns 99.6% of Ocwen Financial Services, Inc. ("OFS"), with the remaining 0.4% owned by the shareholders of Admiral Home Loan. All significant intercompany transactions and balances have been eliminated in consolidation.

          The Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision ("OTS"). We are a registered savings and loan holding company under the Home Owner's Loan Act and as such is also regulated by the OTS.

          In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our financial condition at March 31, 2002 and December 31, 2001, the results of our operations for the three months ended March 31, 2002 and 2001, our comprehensive loss for the three months ended March 31, 2002 and 2001, our changes in stockholders' equity for the three months ended March 31, 2002 and our cash flows for the three months ended March 31, 2002 and 2001. The results of operations and other data for the three month period ended March 31, 2002 and 2001, are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2002. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the prior periods' consolidated financial statements to conform to the March 31, 2002 presentation.

          In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Material estimates that are particularly significant in the near or medium term relate to our determination of the allowance for loan losses and our valuation of securities, real estate, affordable housing properties, servicing rights, intangibles and our deferred tax asset. Actual results could differ from those estimates and assumptions.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Excess of Cost Over Net Assets Acquired

          We report the excess of purchase price over net assets of acquired businesses ("goodwill") at cost. Prior to our adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, we amortized goodwill on a straight-line basis over the estimated future periods to be benefited, ranging from 3 to 7 years. Effective January 1, 2002 we no longer amortize our goodwill, but do review the carrying value annually for impairment in accordance with the provisions of SFAS No. 142.

          SFAS 142 prescribes a new methodology for performing the impairment analyses for goodwill and other intangibles, which changes to an approach based on fair value of the assets rather than undiscounted cash flows as used prior to adoption. We perform this analysis using projections of future income discounted at a market rate. The determination of market discount rates is subjective and may vary by product based on the type of product, stage of development and sales to date.

          See Note 3 below for a discussion of the initial impact on our financial statements from the adoption of SFAS No. 142.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

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

          Under SFAS No. 142, goodwill and intangible assets that have indefinite useful lives will no longer be amortized. Both goodwill and intangible assets that are not being amortized must be tested at least annually for impairment. In addition, SFAS No. 142 requires additional disclosures regarding goodwill and other intangible assets, including changes in the carrying amount of goodwill from period to period, the carrying amount of intangible assets by major intangible asset class and the estimated intangible asset amortization for the next five years.

          We adopted the provisions of SFAS No. 142 effective January 1, 2002. As a result, we reversed the unamortized balance of the excess of net assets acquired over purchase price. This reversal resulted in a credit to income of $18,333. The impact from the adoption of other elements of SFAS No. 142 resulted in impairment charges of $3,333 on goodwill and intangible assets originally recorded in connection with the formation of REALSynergy, Inc. in 1999. These amounts have been reported as the effect of a change in accounting principle, net of income tax benefit of $1,166.

          The following tables restate the prior period for the effect of the adoption of SFAS No. 142:

                                                                                        Three Months Ended March 31
                                                                                       ----------------------------
                                                                                           2002            2001
                                                                                       ------------    ------------
Loss before extraordinary gain and effect of change in accounting principle            $    (20,660)   $    (25,679)
Adjustments related to adoption of SFAS No. 142
     Deduct amortization of excess of net assets acquired over purchase price                    --          (4,583)
     Add back amortization of goodwill                                                           --             778
     Add back amortization of intellectual property                                              --             265
                                                                                       ------------    ------------
         Total adjustments                                                                       --          (3,540)
                                                                                       ------------    ------------
Adjusted loss before extraordinary gain and effect of change in accounting principle   $    (20,660)   $    (29,219)
                                                                                       ============    ============

Net loss                                                                               $     (4,492)   $    (23,516)
Adjustments related to adoption of SFAS No. 142
     Deduct amortization of excess of net assets acquired over purchase price                    --          (4,583)
     Add back amortization of goodwill                                                           --             778
     Add back amortization of intellectual property                                              --             265
                                                                                       ------------    ------------
         Total adjustments                                                                       --          (3,540)
                                                                                       ------------    ------------
Adjusted net loss                                                                      $     (4,492)   $    (27,056)
                                                                                       ============    ============

Earnings (loss) per share:
Loss before extraordinary gain and effect of change in accounting principle            $      (0.31)   $      (0.38)
Adjustments related to adoption of SFAS No. 142
     Deduct amortization of excess of net assets acquired over purchase price                    --           (0.07)
     Add back amortization of goodwill                                                           --            0.02
                                                                                       ------------    ------------
Adjusted loss before extraordinary gain and effect of change in accounting principle   $      (0.31)   $      (0.43)
                                                                                       ============    ============

Net loss                                                                               $      (0.07)   $      (0.35)
Adjustments related to adoption of SFAS No. 142
     Deduct amortization of excess of net assets acquired over purchase price                    --           (0.07)
     Add back amortization of goodwill                                                           --            0.02
                                                                                       ------------    ------------
Adjusted net loss                                                                      $      (0.07)   $      (0.40)
                                                                                       ============    ============

Weighted average common shares outstanding                                               67,294,490      67,152,363

          On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 is designed to establish a single model for long-lived assets to be disposed of and, as such, supercedes SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" as they relate to the disposal of a business segment.

          We adopted the provisions of SFAS No. 144 effective January 1, 2002. Adoption of SFAS No. 144 did not have a material impact on our results of operations, financial positions or cash flows. At March 31, 2002, we had no material goodwill or intangible assets, subject to the provisions of SFAS No. 142.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 4: COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

          In August 1997, the Ocwen Capital Trust ("OCT") issued $125,000 of 10.875% Capital Securities (the "Capital Securities"). Proceeds from the issuance of the Capital Securities were invested in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. To date, OCT has repurchased $63,841 of its Capital Securities. During the three months ended March 31, 2002, OCT repurchased none of its Capital Securities in the open market.

          Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1,000 per Capital Security. Payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, are guaranteed by OCN to the extent OCT has funds available. If OCN does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Accumulated distributions payable on the Capital Securities amounted to $1,108 and $2,771 at March 31, 2002 and December 31, 2001, respectively, and are included in accrued interest payable.

          OCN has the right to defer payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 10 consecutive semiannual periods with respect to each deferral period, provided that no extension period may extend beyond the stated maturity of the Junior Subordinated Debentures. Upon the termination of any such extension period and the payment of all amounts then due on any interest payment date, we may elect to begin a new extension period. Accordingly, there could be multiple extension periods of varying lengths throughout the term of the Junior Subordinated Debentures. If interest payments on the Junior Subordinated Debentures are deferred, distributions on the Capital Securities will also be deferred and OCN may not permit any subsidiary to, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, our capital stock or (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. During an extension period, interest on the Junior Subordinated Debentures will continue to accrue at the rate of 10.875% per annum, compounded semiannually.

          The Junior Subordinated Debentures are redeemable prior to maturity at our option, subject to the receipt of any necessary prior regulatory approval,
(i) in whole or in part on or after August 1, 2007, at a redemption price equal to 105.438% of the principal amount thereof on August 1, 2007, declining ratably on each August 1 thereafter to 100% on or after August 1, 2017, plus accrued interest thereon, or (ii) at any time, in whole (but not in part), upon the occurrence and continuation of a special event (defined as a tax event, regulatory capital event or investment company event) at a redemption price equal to the greater of (a) 100% of the principal amount thereof or (b) the sum of the present values of the principal amount and premium payable with respect to an optional redemption of such Junior Subordinated Debentures on August 1, 2007, together with scheduled payments of interest from the prepayment date to August 1, 2007, discounted to the prepayment date on a semiannual basis at the adjusted Treasury rate plus accrued interest thereon to the date of prepayment. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption, in an amount equal to the amount of the related Junior Subordinated Debentures maturing or being redeemed and at a redemption price equal to the redemption price of the Junior Subordinated Debentures, plus accumulated and unpaid distributions thereon to the date of redemption.

          For financial reporting purposes, OCT is treated as a subsidiary of Ocwen Financial Corporation and, accordingly, the accounts of OCT are included in the consolidated financial statements of OCN. Intercompany transactions between OCT and OCN, including the Junior Subordinated Debentures, are eliminated in the consolidated financial statements of OCN. The Capital Securities are presented as a separate caption between liabilities and stockholders' equity in the consolidated statement of financial condition of OCN as "Company-obligated, mandatorily redeemable securities of subsidiary trust holding solely Junior Subordinated Debentures of the company." Distributions on the Capital Securities are recorded as a separate caption immediately following non-interest expense in the consolidated statements of operations of OCN. We intend to continue this method of accounting going forward.

          In connection with the issuance of the Capital Securities, we incurred certain costs, which have been capitalized and are being amortized over the term of the Capital Securities. The unamortized balance of these issuance costs amounted to $2,063 and $2,083 at March 31, 2002 and December 31, 2001, respectively, and is included in other assets.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

          We use derivative financial instruments for the purpose of managing our exposure to adverse fluctuations in interest and foreign currency exchange rates.

Interest Rate Management

          We have purchased amortizing caps and floors to hedge our interest rate exposure relating to our match funded loans and securities. During the quarter ended June 30, 2001, we determined that these caps and floors no longer qualified for hedge accounting; therefore, changes in fair value are recorded in the income statement. The terms of these outstanding caps and floors at March 31, 2002 and December 31, 2001 are as follows:

                                        Notional
                                         Amount          Maturity            Index        Strike Rate     Fair Value
                                     -------------     ------------      -------------    -----------     ----------
March 31, 2002:
Caps...........................      $     122,255     October 2003      LIBOR 1-Month        7.00%       $       47
Floors.........................      $      33,241     October 2003       CMT 2-Year          4.35               158
                                                                                                          ----------
                                                                                                          $      205
                                                                                                          ==========
December 31, 2001:
Caps...........................      $     125,933     October 2003      LIBOR 1-Month        7.00%       $      104
Floors.........................      $      34,100     October 2003       CMT 2-Year          4.35               300
                                                                                                          ----------
                                                                                                          $      404
                                                                                                          ==========

Foreign Currency Management

          We enter into foreign currency derivatives to hedge our investments in foreign subsidiaries which own residual interests backed by residential loans originated in the UK ("UK residuals") and in the shopping center located in Halifax, Nova Scotia (the "Nova Scotia Shopping Center"). It is our policy to periodically adjust the amount of foreign currency derivative contracts we have entered into in response to changes in our recorded investments in these assets. As hedges of our investment in foreign operations, changes in the fair value of these contracts are included in the net unrealized foreign currency translation adjustment in accumulated other comprehensive income. The following table sets forth the terms and values of these foreign currency financial instruments at March 31, 2002 and December 31, 2001:

                                                                                                   Strike
                                              Position         Maturity       Notional Amount       Rate        Fair Value
                                            ------------     ------------   -------------------  ----------   --------------
March 31, 2002:
Canadian Dollar currency futures...........    Short           June 2002      C$       34,500      $0.6299      $      104

British Pound currency futures.............    Short           June 2002     (pound)   17,250      $1.4190              --
                                                                                                                ----------
                                                                                                                $      104
                                                                                                                ==========
December 31, 2001:
Canadian Dollar currency futures...........    Short          March 2002      C$       34,000      $0.6380      $      353

British Pound currency futures.............    Short          March 2002     (pound)   17,250      $1.4350            (235)
                                                                                                               ----------
                                                                                                                $      118
                                                                                                                ==========

NOTE 6: REGULATORY REQUIREMENTS

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At March 31, 2002, the minimum regulatory capital requirements were:

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

          At March 31, 2002, the Bank was "well capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be categorized as "well capitalized," the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the following table. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since March 31, 2002 that management believes have changed the institution's category.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

          The following table summarizes the Bank's actual and required regulatory capital at March 31, 2002:

                                                                                                   To Be Well
                                                                                                   Capitalized          Committed
                                                                        Minimum For Capital   For Prompt Corrective      Capital
                                                         Actual          Adequacy Purposes      Action Provisions     Requirements
                                                   ------------------   -------------------   ---------------------   ------------
                                                   Ratio     Amount       Ratio    Amount       Ratio     Amount          Ratio
                                                   -----   ----------   -------- ----------   --------  -----------   ------------
Stockholders' equity, and ratio to total assets    15.78%  $  186,131
Non-includable subsidiary........................              (1,215)
Disallowed deferred tax assets...................             (17,946)
                                                           ----------
Tier 1 (core) capital and ratio to adjusted
   total assets..................................  14.38%     166,970     4.00%  $   46,433      5.00%  $  58,041          9.00%
                                                                                 ==========             =========
Non-mortgage servicing assets....................              (3,244)
                                                           ----------
Tangible capital and ratio to tangible assets....  14.14%  $  163,726     1.50%  $   17,364
                                                           ==========            ==========

Tier 1 capital and ratio to risk-weighted
   assets........................................  17.98%  $  166,970                            6.00%  $  55,711
                                                           ----------                                   =========
Allowance for loan and lease losses..............               7,267
Qualifying subordinated debentures...............              40,200
                                                           ----------
Tier 2 capital...................................              47,467
                                                           ----------
Total risk-based capital and ratio to risk-
   weighted assets...............................  23.09%  $  214,437     8.00%  $   74,281     10.00%  $  92,851         13.00%
                                                           ==========            ==========             =========

Total regulatory assets..........................          $1,179,877
                                                           ==========

Adjusted total assets............................          $1,160,821
                                                           ==========

Tangible assets..................................          $1,157,577
                                                           ==========

Risk-weighted assets.............................          $  928,510
                                                           ==========

NOTE 7: NET INTEREST INCOME (EXPENSE) BEFORE PROVISION FOR LOAN LOSSES

For the three months ended March 31,                                           2002              2001
-----------------------------------------------------------------------    -----------       -----------
Interest income:
  Federal funds sold and repurchase agreements.........................    $       579       $     1,644
  Trading securities...................................................          4,358             5,700
  Investment securities and other......................................             93               346
  Match funded loans and securities....................................          2,249             2,483
  Loans................................................................          5,435            14,644
                                                                           -----------       -----------
                                                                                12,714            24,817
                                                                           -----------       -----------

Interest expense:
  Deposits.............................................................          8,617            18,071
  Securities sold under agreements to repurchase.......................            126                 2
  Bonds - match funded agreements......................................          1,782             2,966
  Obligations outstanding under lines of credit........................          1,170               720
  Notes, debentures and other interest bearing obligations.............          4,701             5,121
                                                                           -----------       -----------
                                                                                16,396            26,880
                                                                           -----------       -----------
  Net interest expense before provision for loan losses................    $    (3,682)      $    (2,063)
                                                                           ===========       ===========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

NOTE 8: BUSINESS SEGMENT REPORTING

          An operating segment is defined as a component of an enterprise (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (c) for which discrete financial information is available. We conduct a variety of business activities within the following segments:

                                                      Net Interest  Provision      Non-         Non-       Pre-Tax
                                                         Income      for Loan    Interest     Interest      Income       Total
                                                       (Expense)      Losses      Income      Expense       (Loss)       Assets
                                                      ------------  ----------  ----------   ----------   ----------   ----------

At or for the three months ended March 31, 2002:
------------------------------------------------
Residential Loan Servicing..........................    $ (4,402)    $     --    $ 30,164     $ 18,214     $  7,548    $  457,704
OTX.................................................          --           --       1,531        6,814       (5,282)        9,530
Ocwen Realty Advisors...............................          --           --       4,111        3,591          520         1,686
Unsecured Collections...............................          --          (65)      2,614        1,735          943            83
Residential Discount Loans..........................       2,372       (2,137)     (1,841)       1,556        1,112        64,825
Commercial Finance..................................        (850)       2,712       1,361        2,220       (4,419)      327,662
Affordable Housing..................................      (1,694)         169         247       16,368      (17,983)      113,322
Subprime Residential Lending........................       1,750           --       3,405          664        4,492        53,797
Corporate items and other...........................        (858)          --         (27)       3,865       (6,426)      548,284
                                                        --------     --------    --------     --------     --------    ----------
                                                        $ (3,682)    $    679    $ 41,565     $ 55,027     $(19,495)   $1,576,893
                                                        ========     ========    ========     ========     ========    ==========

At or for the three months ended March 31, 2001:
------------------------------------------------
Residential Loan Servicing..........................    $ (3,671)    $     --    $ 26,911     $ 14,727     $  8,512    $  315,897
OTX.................................................        (153)          --         739       14,353      (13,768)       17,767
Ocwen Realty Advisors...............................          --           --       2,723        2,582          141         1,396
Unsecured Collections...............................          (7)         741         445        1,897       (2,200)        5,701
Residential Discount Loans..........................       3,121        1,602      (1,421)       1,855       (1,757)      347,907
Commercial Finance..................................      (1,839)       5,744       4,376        4,806       (8,013)      559,203
Affordable Housing..................................      (2,046)          33         578        6,351       (7,852)      171,905
Subprime Residential Lending........................         (98)          --       2,304          488        1,719       129,097
Corporate items and other...........................       2,630           --       6,475        3,797        3,301       519,816
                                                        --------     --------    --------     --------     --------    ----------
                                                        $ (2,063)    $  8,120    $ 43,130     $ 50,856     $(19,917)   $2,068,689
                                                        ========     ========    ========     ========     ========    ==========

NOTE 9: COMMITMENTS AND CONTINGENCIES

          At March 31, 2002, we had commitments of $2,227 to fund construction loans (including loans accounted for as investments in real estate) secured by multi-family and commercial properties. In addition, we had commitments under outstanding letters of credit in the amount of $210. Through our investment in subordinated securities and subprime residuals, which had a fair value of $39,899 at March 31, 2002, we support senior classes of securities.

          On April 20, 1999, a complaint was filed on behalf of a putative class of public shareholders of the Company in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida against OCN and OAC. On April 23, 1999, a complaint was filed on behalf of a putative class of public shareholders of OAC in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida, against OAC and certain directors of OAC. The plaintiffs in both complaints sought to enjoin consummation of the acquisition of OAC by OCN. The cases were consolidated, and on September 13, 1999 a consolidated amended complaint was filed. The injunction was denied, and on October 14, 1999 OCN was dismissed as a party. Plaintiffs' remaining claims were for damages for alleged breaches of common law fiduciary duties. In October 2001, the parties reached an agreement in principle.

          On June 3, 1999, Walton Street Capital, L.L.C. ("Walton") filed suit against OAC and Ocwen Partnership, L.P. in the Circuit Court of Cook County, Illinois. Walton has alleged that OAC committed an anticipatory breach of contract with respect to the proposed sale by OAC of all of its interest in its commercial mortgage-backed securities portfolio to Walton. Walton has claimed damages in an amount in excess of

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

$20,000. As of October 20, 2000, both Walton and OAC filed motions for Summary Judgement. On December 21, 2000, the Circuit Court granted Walton's Limited Motion for Summary Judgement concerning liability. Ocwen filed a Motion for Certification of an Interlocutory Appeal and is seeking an Entry of Stay pending appeal. On February 20, 2001, Ocwen filed a motion for reconsideration requesting the Circuit Court vacate its order granting summary judgment to Walton. On January 29, 2002, after oral argument, the Circuit Court reversed its earlier ruling by vacating the order granting summary judgment. The parties are engaged in discovery.

          On April 12, 2002 the general partner received a notification by the New Jersey Housing and Mortgage Finance Agency of a challenge to the receipt of previously allocated federal low income housing tax credits for an affordable housing development in which we invested as a limited partner. The general partner is in the process of contesting this challenge, which stems from issues regarding the timely submission of various supporting documents related to the project. If the general partner does not prevail in this challenge, we could incur a loss ranging from $3,000 to $7,000.

          We are subject to various other pending legal proceedings. In our opinion, the resolution of these other claims will not have a material effect on the interim consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

General

          Our primary businesses are the servicing and special servicing of nonconforming, subperforming and nonperforming residential and commercial mortgage loans. We also specialize in the development of related loan servicing technology and business-to-business e-commerce solutions for the mortgage and real estate industries.

          The Bank is a registered savings and loan holding company subject to regulation by the OTS. The Bank is subject to regulation by the OTS, its chartering authority, and by the Federal Deposit Insurance Corporation (the "FDIC") as a result of its membership in the Savings Association Insurance Fund, which insures the Bank's deposits up to the maximum extent permitted by law. The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System and is currently a member of the Federal Home Loan Bank ("FHLB") of New York, one of the 12 regional banks that comprise the FHLB System.

          The following discussion of our consolidated financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 herein (which is incorporated herein by reference).

Selected Consolidated Financial Information                                    March 31,          December 31,     Increase
                                                                                 2002                2001         (Decrease)
                                                                            --------------      ---------------  -------------
Balance Sheet Data
Total assets...........................................................     $    1,576,893       $   1,711,150        (8)%
Cash and cash equivalents..............................................            273,667             260,655         5
Trading securities, at fair value......................................            166,376             226,249       (26)
Affordable housing properties..........................................             80,610             102,069       (21)
Loans, net.............................................................            150,557             185,293       (19)
Match funded assets, net...............................................            164,080             174,351        (6)
Real estate owned, net.................................................            100,490             110,465        (9)
Investments in real estate and real estate held for sale...............             91,664             130,314       (30)
Advances on loans and loans serviced for others........................            285,778             283,183         1
Mortgage servicing rights..............................................            112,032             101,107        11
Deposits and escrow deposits on loans and loans serviced for others....            626,253             730,443       (14)
Bonds-match funded agreements..........................................            149,090             156,908        (5)
Borrowings and other interest-bearing obligations......................            322,543             324,014        --
Company-obligated mandatorily redeemable securities of subsidiary trust
     holding solely junior subordinated debentures of the Company......             61,159              61,159        --
Stockholders' equity...................................................            374,590             379,106        (1)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                  At or for the Three Months Ended March 31,
                                                                                 ---------------------------------------------
                                                                                                                  Favorable
                                                                                     2002            2001       (Unfavorable)
                                                                                 -------------   ------------  ---------------
Operations Data
Net interest expense........................................................      $    (3,682)    $   (2,063)        (87)%
Provision for loan losses...................................................              679          8,120          92%
Non-interest income.........................................................           41,565         43,130          (4)%
Non-interest expense........................................................           55,027         50,586          (8)%
Distributions on Capital Securities.........................................            1,663          2,053          19%
Income tax expense..........................................................            1,165          5,762          80%
Extraordinary gain on repurchase of debt, net of taxes......................                2          2,163        (100)%
Effect of change in accounting principle, net of taxes......................           16,166             --         100%
Net loss....................................................................           (4,492)       (23,516)         81%

Per Common Share
Net loss:
   Basic....................................................................      $     (0.07)    $    (0.35)         80%
   Diluted..................................................................            (0.07)         (0.35)         80%
Stock price:
   High.....................................................................      $      8.48     $     9.90         (14)%
   Low .....................................................................             6.47           6.19           5%
   Close....................................................................             6.59           8.49         (22)%

Key Ratios
Annualized return on average assets.........................................            (1.12)%        (4.28)%        74%
Annualized return on average equity.........................................            (4.67)        (18.96)         75%
Efficiency ratio (1)........................................................           145.29         123.70          17%
Core (leverage) capital ratio...............................................            14.38          14.13           2%
Risk-based capital ratio....................................................            23.09          21.54           7%

(1) The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses, non-interest income and equity in income (losses) of investment in unconsolidated entities.

Overview of Risks and Related Critical Accounting Policies

          For the past several years, we have been undergoing a fundamental transition in the nature of our business. We are exiting our capital-intensive businesses and growing our fee-based revenue sources. Both of these strategies are affected by risks in the marketplace, and our ability to measure and report our operating results and financial position is heavily impacted by the need to estimate the impact or outcome of these risks or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks; an understanding of these policies is fundamental to understanding Management's Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 and in Note 2 of our Interim Consolidated Financial Statements (which are incorporated herein by reference). The following is a summary of our more subjective and complex accounting policies, as they relate to our overall business strategy.

          Our exit from our capital intensive discount loan, real estate and affordable housing businesses is largely focused on the orderly disposition or resolution of the assets associated with these lines of business. The critical accounting policies that affect the measurement of these businesses are those that determine the valuation of real estate and affordable housing assets as well as the determination of the allowance for loan losses.

          Real estate-related assets include real estate owned, investments in real estate, and investments in affordable housing properties. These assets are carried at different bases by asset class and at different amounts within each asset class, depending on whether the assets are classified as held for investment or held for sale. In addition, all of these assets are subject to ongoing impairment tests using various impairment methodologies that differ by asset class. In general, none of the assets have readily determinable fair values based on quoted market prices. In certain cases, we utilize appraisals or other market value estimates, in conjunction with

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

estimates of completion costs or costs of disposition, to determine asset values. In other cases, we value these assets based on future cash flow analyses. These cash flow analyses involve assumptions such as discount rates, anticipated rents received, etc. that are highly subject to management judgment and estimation. Our task of estimation is even more challenging given the current risks in the economic environment, which can result in material and sometimes rapid changes in valuation estimates. Individual assumptions between and within asset classes can vary significantly, with variances in assumptions resulting in substantially different asset values.

          The allowance for loan losses is established and maintained at levels we deem adequate to cover losses resulting from the inability of borrowers to make contractually required loan payments. Estimates for loan losses are developed by analyzing historical loan losses, current trends in delinquencies and charge offs, plans for problem loan administration and resolution, the views of our regulators, changes in the size and composition of the loan portfolio, and peer group information. Where there is a question as to the impairment of specific loans, we obtain valuations of the property or other collateral securing the loan, and, if applicable, the borrower's current financial information. We also include in our estimates of inherent probable loan losses the impact of economic events, the outcome of which are uncertain. These events may include, but are not limited to, deterioration in general economic conditions, increases or decreases in overall lending rates, political conditions, legislation that directly and indirectly affects the banking industry, and regional economic conditions affecting specific geographical areas in which we conduct business.

          Our most significant area of growth during the past year has been our residential loan servicing business, which virtually doubled the transaction volumes processed during the course of 2001. Inherent in our growth of this business has been an increase in purchased mortgage servicing rights, an intangible asset representing the present value of the right to service loans in a portfolio. Therefore, the most critical accounting policy for this business line is the methodology we use to determine the valuation of mortgage servicing rights. Application of this methodology requires the development of a number of estimates, including anticipated amortization and periodic revaluation. Both our initial and ongoing valuations and the rate of amortization of mortgage servicing rights are significantly affected by interest rates, prepayment speeds and the payment performance of the underlying loans. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. We amortize mortgage servicing rights over the period of estimated net servicing income based on our projections of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted periodically based on actual results and updated projections.

          Our other core business line is Ocwen Technology Xchange ("OTX"), our technology solutions business. We have goodwill and intellectual property recorded as a result of the acquisitions of three predecessor technology companies, as well as capitalized software development costs for the period of early development, which ended in 1999. Effective January 1, 2002 we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLES. SFAS 142 prescribes a new methodology for performing the impairment analyses for goodwill and other intangibles, which changed to an approach based on fair value of the assets rather than undiscounted cash flows as used prior to adoption. We have performed this analysis using our previously developed projections of future income discounted at a market rate. The determination of market discount rates is also subjective and may vary by product based on the type of product, stage of development and sales to date. This impairment analysis resulted in a write-down of $3,333 related to the remaining balance of goodwill and intangible assets recorded in connection with our formation of REALSynergy, Inc. in 1999, which is reported as the effect of a change in accounting principle net of income tax benefit of $1,166.

          Another risk factor affecting all of our business lines is the determination of our overall tax provision. This is a complex task and requires extensive judgment, particularly in evaluating the realizability of the gross deferred tax assets in the near term. During 2001 we recorded a substantial increase to our valuation allowance, and as of March 31, 2002 our remaining net deferred tax asset amounted to $8,521. The evaluation of the need for a valuation allowance takes into consideration our recent earnings history, current tax position, and estimates of taxable income in the near term. The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes (e.g., capital losses and tax credits) must also be considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to realizability of the deferred tax assets. The determination of the amount of the aggregate valuation allowance is based on scenario analyses of the projected results of operations by line of business resulting in a range of potential valuation allowances, within which a final amount is determined.

Results of Operations

          General. We recorded a net loss of $(4,492) for the first quarter of 2002, as compared to a net loss of $(23,516) for the first quarter of 2001. Our loss per share was $(0.07) for the first quarter of 2002, as compared with a loss per share of $(0.35) for the first quarter of 2001. During the first quarter of 2002, we continued our transition in business strategy from capital-intensive businesses to fee-based businesses: loan servicing and technology solutions for the mortgage and real estate industries. Our results reflect growth in our residential loan servicing businesses, continued investment in the development of our technology products, cessation of loan origination and acquisition activities and continuing sales of those assets not associated with our loan servicing and technology businesses. Results

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

for the first quarter of 2002 includes a net increase to income of $16,166 from the adoption of SFAS No. 141 and No. 142. This is comprised of a credit to income of $18,333 for the reversal of the unamortized balance of the excess of net assets acquired over purchase price and a write-down of $2,167 (net of tax benefit of $1,166) of unamortized goodwill and intangible assets at OTX.

          Segment Profitability. The following is a discussion of the income
(loss) before income taxes, extraordinary gain and effect of change in accounting principle of each of our reportable segments for the three months ended March 31, 2002 and 2001:

o Residential Loan Servicing. Segment income declined from $8,512 for the three months ended March 31, 2001 to $7,548 for the three months ended March 31, 2002. Results for the first quarter of 2002 include a provision of $1,000 related to a pending settlement of a class action litigation claim. Residential servicing and other fees amounted to $29,597 for the three months ended March 31, 2002 as compared to $26,955 for the same period of the prior year, reflecting continued growth in residential loans we service for others. The average balance of residential loans we service for others amounted to $22,824,080 and $10,885,862 for the three months ended March 31, 2002 and 2001, respectively. Largely offsetting the increase in servicing and other fees was a $2,487 increase in non-interest expenses (excluding the $1,000 litigation reserve noted above) for the three months ended March 31, 2002 as compared to the same period of the prior year.

o OTX. Segment losses declined from $(13,768) for the three months ended March 31, 2001 to $(5,282) for the same period in 2002. The net losses incurred by OTX reflect our continuing investment in the development and marketing of our technology businesses. Non-interest expenses for the three months ended March 31, 2002 declined by $7,539 as compared to the same period of the prior year. Losses for the three months ended March 31, 2001 included $4,620 of nonrecurring expenses, including $3,185 for a payment due in connection with the 1997 acquisition of Amos, Inc.

o Ocwen Realty Advisors. Segment income was $520 and $141 for the three months ended March 31, 2002 and 2001, respectively. Through Ocwen Realty Advisors ("ORA") we provide property valuation services and real estate research for residential and commercial properties, including those that we own or service for others.

o Unsecured Collections. Segment results improved from a loss of $(2,200) for the three months ended March 31, 2001 to income of $943 for the three months ended March 31, 2002. This segment is primarily comprised of activities related to our charged-off unsecured credit card receivables, which were acquired at a discount, as well as collections we make on behalf of others. We account for collections of our unsecured credit card receivables under the cost recovery method. As of December 31, 2001, the net book value of our unsecured receivables had been reduced to zero as a result of collections and reserves. Recoveries are reported as non-interest income and amounted to $1,406 for the first quarter of 2002. Our servicing fees for this segment amounted to $1,208 and $405 during the three months ended March 31, 2002 and 2001, respectively. Results for the three months ended March 31, 2001 included provisions for losses of $741.

o Residential Discount Loans. Segment income improved from a loss of $(1,757) for the three months ended March 31, 2001 to income of $1,112 for the three months ended March 31, 2002. Results for the first quarter of 2002 primarily resulted from $(2,009) of losses from the sale of loans with a book value of $35,343 and the reversal of related loan loss reserves. Provisions for loan losses declined from $1,602 for the first quarter of 2001 to a negative provision of $(2,137) for the first quarter of 2002. Gains from the sale and operation of real estate owned improved to $164 for the three months ended March 31, 2002 as compared to a loss of $(3,560) for the same period of the prior year. Net trading gains (losses) on residential subordinate securities amounted to $(9) and $2,070 for the three months ended March 31, 2002 and 2001, respectively. As a result of sales, the amount of loans and real estate owned remaining in this segment had been reduced to $11,733 at March 31, 2002.

o Commercial Finance. Segment losses decreased from $(8,013) for the three months ended March 31, 2001 to $(4,419) for the three months ended March 31, 2002. Equity in earnings related to loans accounted for as investments in real estate increased from $1,306 during the three months ended March 31, 2001 to $3,417 during the same period of 2002. The increase in equity in earnings is due to repayments of loans during 2002, which generated significant resolution gains. Results for the first quarter of 2001 includes $(1,898) of losses from sales of commercial loans. The provision for loan losses decreased to $2,712 during the three months ended March 31, 2002 from $5,744 for the same period of the prior year. Non-interest expenses for this segment declined by $2,586 during the first quarter of 2002 as compared to the first quarter of 2001. The results for the three months ended March 31, 2002 also include losses of $(4,189) from the sale and operation of real estate owned as compared to income of $2,631 for the same period of the prior year, reflecting an increase in reserves primarily due to declines in projected sales proceeds. Total loans, investments in real estate and real estate owned held by this segment have declined from $354,159 at December 31, 2001 to $315,384 at March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

o Affordable Housing. Segment losses increased from $(7,852) for the three months ended March 31, 2001 to $(17,983) for the three months ended March 31, 2002. Contributing to the losses were impairment charges of $15,296 (including $7,425 on a single property as discussed below) and $4,869 for the three months ended March 31, 2002 and 2001, respectively, to reserve for estimated losses from the sale of properties. The net book value of our remaining properties amounted to $80,610 at March 31, 2002, of which $60,881 is subject to sales contracts although they have not yet qualified as sales for accounting purposes. During 2000, we began reducing our investment in affordable housing properties both as part of our shift in strategy to fee-based businesses and because the volume of tax credits being generated was exceeding our ability to utilize them effectively. See "Changes in Financial Condition - Affordable Housing Properties." On February 4, 2002 we were notified by the California Tax Credit Allocation Committee of a challenge to our receipt of previously allocated federal low-income housing tax credits for a recently constructed affordable housing development in which we invested. We are contesting this challenge, which stems from an issue regarding a determination of the date the development was made available for occupancy. We have recorded an impairment charge of $7,425 in the first quarter of 2002 to provide for the estimated loss of tax credits should the Committee prevails in its challenge.

o Subprime Finance. Our domestic subprime origination business was closed in 1999. Assets remaining in this segment at March 31, 2002 are primarily comprised of subprime residual trading securities with a fair value of $35,079 and match funded securities with a fair value of $16,044. Segment results improved from income of $1,719 for the three months ended March 31, 2001 to $4,492 of income for the three months ended March 31, 2002. Results for the three months ended March 31, 2002 include $3,403 of net trading gains on subprime residual and match funded securities, including $4,406 of realized gains from sales, as compared to net trading gains of $2,541 for the same period of the prior year.

o Corporate Items and Other. Segment results were a loss of $(6,426) and income of $3,301 for the three months ended March 31, 2002 and 2001, respectively. Pre-tax results for this segment consist of our business activities that are individually insignificant, amounts we do not allocate to our operating segments, distributions on our Capital Securities, transfer pricing mismatches, other general corporate expenses and the results of the collateralized mortgage obligation ("CMO") trading portfolio. Gain (loss) on the CMO trading portfolio amounted to $(603) and $578 for the three months ended March 31, 2002 and 2001, respectively. The results for the first quarter of 2001 included $4,583 of amortization of the excess of net assets we acquired over purchase price.

          See Note 8 to the Interim Consolidated Financial Statements, included in Item 1 herein (which is incorporated herein by reference), for additional information related to our operating segments.

          Net Interest Income (Expense): Net interest income (expense) is the difference between interest income earned from our interest-earning assets and interest expense incurred on our interest-bearing liabilities. Net interest income (expense) is determined by net interest spread (i.e., the difference between the yield earned on our interest-earning assets and the rates incurred on our interest-bearing liabilities), the relative amount of interest-earning assets and interest-bearing liabilities and the degree of mismatch in the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

          The following tables set forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resultant average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. Information is based on average daily balances during the indicated periods:

                                                                            Three Months Ended March 31,
                                                     --------------------------------------------------------------------------
                                                                     2002                                  2001
                                                     ------------------------------------  ------------------------------------
                                                                    Interest   Average                   Interest    Average
                                                       Average      Income/      Yield/      Average      Income/      Yield/
                                                       Balance      Expense       Rate       Balance      Expense       Rate
                                                     ------------- ------------ ---------  ------------- ---------- -----------
Average Assets:
Federal funds sold and repurchase agreements........   $  137,563    $    579      1.68%    $   129,705   $  1,644       5.07%
Trading securities (1):
   CMOs (AAA-rated).................................      136,048       1,314      3.86         200,631      3,293       6.57
   Subordinates, residuals and other................       64,036       3,044     19.01         108,169      2,407       8.90
Investment securities and other.....................       40,364          93      0.92          14,495        346       9.55
Match funded loans and securities (2)...............       75,969       2,249     11.84         123,771      2,483       8.02
Loans, net (2)......................................      198,545       5,435     10.95         661,903     14,644       8.85
                                                       ----------    --------               -----------   --------
   Total interest earning assets....................      652,525      12,714      7.79       1,238,674     24,817       8.01
                                                                     --------                             --------
Non-interest earning cash...........................       27,799                                46,803
Allowance for loan losses...........................      (21,222)                              (21,828)
Real estate held for sale...........................       13,274                                21,740
Affordable housing properties.......................      102,576                               141,740
Real estate owned, net..............................      111,332                               134,499
Investment in real estate...........................      109,645                               121,786
Advances on loans and loans serviced for others.....      272,999                               245,292
Mortgage servicing rights...........................      103,461                                50,933
Match funded advances on loans serviced for others..      103,467                                    --
Other assets........................................      127,862                               216,972
                                                       ----------                           -----------
   Total assets.....................................   $1,603,718                           $ 2,196,611
                                                       ==========                           ===========

Average Liabilities and Stockholders' Equity:
Interest-bearing demand deposits....................   $   11,952    $     67      2.28%    $    22,523   $    137       2.43%
Savings deposits....................................        1,411           4      1.13           1,314          7       2.13
Certificates of deposit.............................      563,984       8,546      6.06       1,108,577     17,927       6.47
                                                       ----------    --------               -----------   --------
   Total interest-bearing deposits..................      577,347       8,617      5.97       1,132,414     18,071       6.38
Securities sold under agreements to repurchase......       27,499         126      1.83              --         --         --
Bonds-match funded agreements.......................      153,542       1,782      4.64         104,873      2,966      11.31
Obligations outstanding under lines of credit.......       91,671       1,170      5.11          32,886        720       8.76
Notes, debentures and other.........................      160,165       4,701     11.74         173,791      5,123      11.79
                                                       ----------    --------               -----------   --------
   Total interest-bearing liabilities...............    1,010,224      16,396      6.49       1,443,964     26,880       7.45
                                                                     --------                             --------
Non-interest bearing deposits.......................        5,807                                15,163
Escrow deposits.....................................       79,469                                52,013
Excess of net assets acquired over purchase price...        1,478                                35,102
Other liabilities...................................       60,662                                79,130
                                                       ----------                           -----------
   Total liabilities................................    1,157,640                             1,625,372
Capital Securities..................................       61,159                                75,177
Stockholders' equity................................      384,919                               496,062
                                                       ----------                           -----------
   Total liabilities and stockholders' equity.......   $1,603,718                           $ 2,196,611
                                                       ==========                           ==========
Net interest income (expense).......................                 $ (3,682)                            $ (2,063)
                                                                     ========                             ========
Net interest spread.................................                               1.30%                                 0.56%
Net interest margin.................................                              (2.26)%                               (0.67)%
Ratio of interest-earning assets to
 interest-bearing liabilities.......................           65%                                   86%

(1)  Excludes effect of unrealized gains or losses on securities.

(2) The average balances include non-performing loans, interest on which is recognized on a cash basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

          The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior rate), (ii) changes in rate (change in rate multiplied by prior volume) and (iii) total change in rate and volume. Changes attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

                                                                                 2002 vs. 2001
                                                                       ---------------------------------
                                                                          Increase (Decrease) Due To
                                                                       ---------------------------------
For the three months ended March 31,                                     Rate       Volume       Total
------------------------------------                                   ---------   --------    ---------
Interest-Earning Assets:
Federal funds sold and repurchase agreements....................       $ (1,159)   $     94    $ (1,065)
Trading securities:
   CMOs (AAA-rated).............................................         (1,110)       (869)     (1,979)
   Subordinates, residuals and other............................          1,914      (1,277)        637
Investment securities and other.................................           (501)        248        (253)
Match funded loans and securities...............................            929      (1,163)       (234)
Loans...........................................................          4,222     (13,431)     (9,209)
                                                                       --------    --------    --------
   Total interest-earning assets................................          4,295     (16,398)    (12,103)
                                                                       --------    --------    --------
Interest-Bearing Liabilities:
Interest-bearing demand deposits................................       $    (10)   $    (60)   $    (70)
Savings deposits................................................             (4)          1          (3)
Certificates of deposit.........................................         (1,066)     (8,315)     (9,381)
                                                                       --------    --------    --------
   Total interest-bearing deposits..............................         (1,080)     (8,374)     (9,454)
Securities sold under agreements to repurchase..................             --         126         126
Bonds-match funded agreements...................................         (2,203)      1,019      (1,184)
Obligations outstanding under lines of credit...................           (402)        852         450
Notes, debentures and other interest-bearing obligations........            (22)       (400)       (422)
                                                                       --------    --------    --------
     Total interest-bearing liabilities.........................         (3,707)     (6,777)    (10,484)
                                                                       --------    --------    --------
Increase (decrease) in net interest income......................       $  8,002    $ (9,261)   $ (1,619)
                                                                       ========    ========    ========

          We incurred net interest expense before provision for loan losses of $(3,682) for the three months ended March 31, 2002 as compared to net interest expense of $(2,063) for the same period of the prior year, an increase of $1,619 or 79%. The increase was due to a decrease in the balance of our average interest-earning assets offset by a decrease in the balance of our average interest-bearing liabilities and an increase in the net interest spread. The average balance of our interest-earning assets decreased by $586,149 or 47% during 2002 and reduced interest income by $16,398. The average balance of our interest-bearing liabilities decreased by $433,740 or 30% during 2002 and decreased interest expense by $6,777. The net impact of these volume changes resulted in a $9,261 decrease in net interest income. The net interest spread increased 74 basis points as a result of a 96 basis-point decrease in the weighted average rate on our interest-bearing liabilities, offset by a 22 basis-point decline in the weighted average rate on our interest-earning assets. The net impact of these rate changes resulted in a $8,002 increase in net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                               Annualized
                                                   Average Balance           Increase        Average Yield         Increase
                                             ---------------------------    (Decrease)     ------------------     (Decrease)
For the three months ended March 31,             2002           2001             $          2002        2001      Basis Points
                                             -----------     -----------    -----------    -------     ------    ------------
Federal funds sold and repurchase
  agreements...........................      $   137,563     $   129,705    $     7,858      1.68%      5.07%       (339)
Trading securities:
  CMOs (AAA-rated).....................          136,048         200,631        (64,583)     3.86%      6.57%       (271)
  Subordinates, residuals and other....           64,036         108,169        (44,133)    19.01%      8.90%      1,011
Investment securities and other........           40,364          14,495         25,869      0.92%      9.55%       (863)
Match funded loans and securities......           75,969         123,771        (47,802)    11.84%      8.02%        382
Loans, net.............................          198,545         661,903       (463,358)    10.95%      8.85%        210
                                             -----------     -----------    -----------
                                             $   652,525     $ 1,238,674    $  (586,149)     7.79%      8.01%        (22)
                                             ===========     ===========    ===========

          Interest income we earned from our securities portfolio declined from $5,700 during the three months ended March 31, 2001 to $4,358 in the same period of 2002, a $1,342 or 24% decline. The decline in interest income is due to a decline in the average balances of our investment in CMOs, subordinates and residuals and a decline in the average yield earned on CMOs, offset by an increase in the average yield earned on subordinates and residuals. Our average investment in CMOs declined $64,583 or 32% and our average investment in subordinates and residuals declined $44,133 or 41%. The decline in the average balance of our CMOs during 2002 reflects our planned reduction in the use of these securities to meet the Qualified Thrift Lender requirements. The decline in the average balance of our subordinate and residuals during 2002 was primarily due to sales of subprime residuals and amortization. Because CMOs have less cash flow variability, their average lives and yields to maturity are more stable, and therefore, CMOs are priced to yield less than classes of mortgage-related securities such as subordinates and residuals that are less stable.

          Interest income we earned on loans decreased by $9,209 or 63% during the three months ended March 31, 2002 as compared to the same period of the prior year as a result of a $463,358 or 70% decline in the average balance offset in part by a 210 basis-point increase in the average yield. Sales, foreclosures and the absence of acquisitions have resulted in the declines in the average balance of loans during 2002. The yield on loans is likely to fluctuate from period to period as a result of the timing of resolutions, particularly the resolution of large multi-family residential and commercial real estate loans, and the mix of the overall portfolio between performing and non-performing loans. See "Changes in Financial Condition -Loans, Net."

                                                                                                  Annualized
                                                       Average Balance          Increase         Average Rate      Increase
                                                 -------------------------     (Decrease)       -------------     (Decrease)
For the three months ended March 31,                 2002          2001             $            2002   2001     Basis Points
----------------------------------------------   -----------   -----------    -----------       -----   -----    ------------
Interest-bearing deposits ....................   $   577,347   $ 1,132,414    $  (555,067)      5.97%   6.38%        (41)
Securities sold under agreements to repurchase        27,499            --         27,499       1.83%     --%        183
Bonds-match funded agreements ................       153,542       104,873         48,669       4.64%  11.31%       (667)
Obligations outstanding under lines of credit         91,671        32,886         58,785       5.11%   8.76%       (365)
Notes, debentures and other ..................       160,165       173,791        (13,626)     11.74%  11.79%         (5)
                                                 -----------   -----------    -----------
                                                 $ 1,010,224   $ 1,443,964    $  (433,740)      6.49%   7.45%        (96)
                                                 ===========   ===========    ===========

          Interest expense we incurred on our interest-bearing deposits decreased $9,454 or 52% during the three months ended March 31, 2002 as compared to the same period of the prior year primarily due to a $555,067 or 49% decrease in the average balance. The decline in the average balance resulted primarily from maturing brokered certificates of deposit. We did not issue any new brokered certificates of deposit during the three months ended March 31, 2002 and, at this time, do not intend to issue any such deposits in the foreseeable future. The decline in average deposits is consistent with the decline in average total assets for the three months ended March 31, 2002 as compared to the same period in the prior year as we continue our transition in business strategy from capital-intensive businesses to fee-based businesses. See "Changes in Financial Condition - Deposits."

          Interest expense we incurred on bonds-match funded agreements declined $1,184 or 40% during the three months ended March 31, 2002 as compared to the same period of the prior year as a result of a 667 basis-point decline in the average rate, offset in part by a $48,669 or 46% increase in the average balance outstanding. The increase in the average balance during the first quarter of 2002 is due to new match funded debt that resulted from our transfer of certain

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

residential loan servicing related advances to a third party in December 2001, offset in part by principal repayments. See "Changes in Financial Condition - Bonds - Match Funded Agreements."

          Provisions for Loan Losses. Provisions we record for losses on our loans are charged to operations to maintain an allowance for losses on our loans and match funded loans at a level which we consider adequate based upon an evaluation of known and inherent risks in such portfolios. Our ongoing evaluation is based on an analysis our loans and match funded loans, historical loss experience, current economic conditions and trends, collateral values and other relevant factors.

          The following table presents the provisions for loan losses for the periods indicated:

For the three months ended March 31,                           2002              2001
--------------------------------------------------------  -------------     --------------
Loans...................................................    $      700        $    8,137
Match funded loans......................................           (21)              (17)
                                                            ----------        ----------
                                                            $      679        $    8,120
                                                            ==========        ==========

          The decline in the provision we recorded on loans during the first quarter of 2002 as compared to the first quarter of 2001 is primarily due to sales and resolutions. The provision recorded on loans during the first quarter of 2002 reflects additional reserves on commercial loans, offset in large part by the reversal of reserves resulting from sales of single family loans, a significant portion of which were non-performing. As indicated in the table below, our allowance as a percentage of loan value has decreased at March 31, 2002. This decrease is primarily in response to decreases in non-performing commercial loans as a percentage of loan value.

          The following table sets forth the allowance for loan losses as a percentage of the respective loan balances at the dates indicated:

                                                                       Allowance
                                                           Loan        as a % of
                                           Allowance     Balance         Loans
                                          -----------  ------------  -------------

March 31, 2002:
Loans....................................  $  7,877     $  158,434       5.0%
Match funded loans.......................       149         49,401       0.3%
                                           --------     ----------
                                           $  8,026     $  207,835       3.9%
                                           ========     ==========

December 31, 2001:
Loans....................................  $ 10,414     $  195,707       5.3%
Match funded loans.......................       170         53,123       0.3%
                                           --------     ----------
                                          $  10,584     $  248,830       4.3%
                                          =========     ==========

          For additional information regarding our allowance for loan losses on the above portfolios, see "Changes in Financial Condition - Allowance for Loan Losses." For information relating to our valuation allowance on real estate owned, see "Changes in Financial Condition - Real Estate Owned."

          Non-Interest Income. The following table sets forth the principal components of our non-interest income during the periods indicated:

For the three months ended March 31,                                                2002              2001
---------------------------------------------------------------------------     -------------    -------------
Servicing and other fees...................................................     $      35,725    $      31,117
Loss on interest earning assets, net.......................................            (1,777)          (1,831)
Gain on trading and match funded securities, net...........................             2,791            5,189
Loss on real estate owned, net.............................................            (4,112)            (984)
Gain (loss) on other non-interest earning assets, net......................              (748)             456
Net operating gains on investments in real estate..........................             4,655            2,554
Amortization of excess of net assets acquired over purchase price..........                --            4,583
Other income...............................................................             5,031            2,046
                                                                                -------------    -------------
                                                                                $      41,565    $      43,130
                                                                                =============    =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

          Servicing and Other Fees. Our servicing and other fees are primarily comprised of fees we earned from investors for servicing residential mortgage loans on their behalf. The increase in servicing fees is largely due to the growth in residential loans we service. The average unpaid principal balance of loans we service amounted to $23,713,655 and $11,308,480 during the three months ended March 31, 2002 and 2001, respectively. The following table sets forth the principal components of our servicing and other fees for the periods indicated:

For the three months ended March 31,                                     2002              2001
--------------------------------------------------------------       ------------      ------------
Loan servicing and related fees:
Loan servicing fees...........................................       $     32,677     $     22,609
Late charges..................................................              7,079            4,297
Interest on custodial accounts (1)............................              1,606            1,675
Special servicing fees (2)....................................              1,354            2,245
Other (3).....................................................             (3,686)             345
Amortization of servicing rights..............................            (10,734)          (4,707)
                                                                     ------------     ------------
                                                                           28,296           26,464

Other fees:
Property valuation fees (ORA).................................              4,234            2,723
Default servicing fees........................................              1,282            1,183
Retail banking fees...........................................                966              408
Other.........................................................                947              339
                                                                     ------------     ------------
                                                                     $     35,725     $     31,117
                                                                     ============     ============

(1) Interest we earned on custodial accounts during the holding period between collection of borrower payments and remittance to investors.

(2) Fees we earned under special servicing arrangements wherein we act as a special servicer for third parties, typically as part of a securitization. Under these arrangements, we service loans that become greater than 90 days past due and receive base special servicing fees plus incentive fees to the extent we achieve certain loss mitigation parameters.

(3) Includes servicer expenses for the difference between a full month of interest and the interest collected on loans that are repaid before the end of a calendar month, the amount of which increased by $3,167 during the first quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

          The following table sets forth loans we serviced at the dates indicated:

                                                        Subprime Loans (1)         Other Loans                  Total
                                                    ------------------------  ----------------------   ------------------------
                                                                      No. of                  No. of                   No. of
                                                        Amount        Loans       Amount      Loans        Amount       Loans
                                                    --------------  --------- -------------  -------   -------------   -------
March 31, 2002:
Performing:
    Residential servicing.........................   $ 19,571,960     251,930  $  1,068,116   18,580    $ 20,640,076   270,510
    Commercial servicing..........................             --        --       1,114,516      555       1,114,516       555
                                                     ------------    --------  ------------   ------    ------------   -------
                                                     $ 19,571,960     251,930  $  2,182,632   19,135    $ 21,754,592   271,065
                                                     ============    ========  ============   ======    ============   =======
Non-performing:
    Residential servicing.........................   $  2,547,856      33,957  $    333,234    5,342    $  2,881,090    39,299
    Commercial servicing..........................             --          --       282,716      132         282,716       132
                                                     ------------    --------  ------------   ------    ------------   -------
                                                     $  2,547,856      33,957  $    615,950    5,474    $  3,163,806    39,431
                                                     ============    ========  ============   ======    ============   =======

Total loans serviced for others:
    Residential servicing.........................   $ 22,119,816     285,887  $  1,401,350   23,922    $ 23,521,166   309,809
    Commercial servicing..........................             --          --     1,397,232      687       1,397,232       687
                                                     ------------    --------  ------------   ------    ------------   -------
                                                     $ 22,119,816     285,887  $  2,798,582   24,609    $ 24,918,398   310,496
                                                     ============    ========  ============   ======    ============   =======

December 31, 2001:
Performing:
    Residential servicing.........................   $ 18,068,542     242,664  $    926,667   18,335    $ 18,995,209   260,999
    Commercial servicing..........................              -                 1,055,317    1,701       1,055,317     1,701
                                                     ------------    --------  ------------   ------    ------------   -------
                                                     $ 18,068,542     242,664  $  1,981,984   20,036    $ 20,050,526   262,700
                                                     ============    ========  ============   ======    ============   =======
Non-performing:
    Residential servicing........................    $  2,638,235      35,585  $    318,652    5,068    $  2,956,887    40,653
    Commercial servicing.........................               -                   156,599      200         156,599       200
                                                     ------------    --------  ------------   ------    ------------   -------
                                                     $  2,638,235      35,585  $    475,251    5,268    $  3,113,486    40,853
                                                     ============    ========  ============   ======    ============   =======
Total loans serviced for others:
    Residential servicing........................    $ 20,706,777     278,249  $  1,245,319   23,403    $ 21,952,096   301,652
    Commercial servicing.........................               -           -     1,211,916    1,901       1,211,916     1,901
                                                     ------------    --------  ------------   ------    ------------   -------
                                                     $ 20,706,777     278,249  $  2,457,235   25,304    $ 23,164,012   303,553
                                                     ============    ========  ============   ======    ============   =======

(1) Subprime loans represent loans we service which were made by others to borrowers who did not qualify under guidelines of the FNMA and FHLMC ("nonconforming loans").

          Loss on Interest Earning Assets, Net. For the three months ended March 31, 2002, the net loss we incurred on interest-earning assets is primarily comprised of $(2,350) of losses from sales of single family loans. Net loss on interest-earning assets for the three months ended March 31, 2002 resulted primarily from losses of $(1,898) we incurred on sales of commercial loans.

          Gain on Trading and Match Funded Securities, Net. The gain on trading and match funded securities, net, includes both unrealized gains and losses on securities and realized gains and losses resulting from sales thereof. Changes in fair value are reported in income in the period of change.

For the three months ended March 31,                               2002             2001
----------------------------------------------------------    -------------    -------------
Unrealized gain (loss):
  Trading securities......................................    $      (1,252)   $       3,646
  Match funded securities.................................              176            1,265
                                                              -------------    -------------
                                                                     (1,076)           4,911
                                                              -------------    -------------

Realized gain:
  Trading securities......................................            3,867              278
  Match funded securities.................................               --               --
                                                              -------------    -------------
                                                                      3,867              278
                                                              -------------    -------------
                                                              $       2,791    $       5,189
                                                              =============    =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

          Loss on Real Estate Owned, Net. The following table sets forth the results of our real estate owned (which does not include investments in real estate that are discussed below), during the periods indicated:

For the three months ended March 31,                              2002              2001
----------------------------------------------------------    -----------       -----------
Gains on sales............................................    $     1,561       $     6,376
Provision for losses in fair value........................         (6,122)           (6,181)
Carrying costs, net.......................................            449            (1,179)
                                                              -----------       -----------
Loss on real estate owned, net............................    $    (4,112)      $      (984)
                                                              ===========       ===========

          See "Changes in Financial Condition - Real Estate Owned" for additional information regarding real estate owned.

          Net Operating Gains on Investments in Real Estate. The following table sets forth the results of our investment in real estate operations during the periods indicated:

For the three months ended March 31,                             2002              2001
--------------------------------------------------------      -----------      ------------
Operating income, net...................................      $     1,237      $     1,248
Equity in earnings of loans accounted for as
   investments in real estate (1).......................            3,418            1,306
                                                              -----------      -----------
                                                              $     4,655      $     2,554
                                                              ===========      ===========

(1) The increase in equity in earnings related to certain loans accounted for as investments in real estate is primarily due to the repayment of loans during the first quarter of 2002, which generated significant resolution gains.

          Amortization of Excess of Net Assets Acquired Over Purchase Price. The amortization of excess of net assets acquired over purchase price resulted from our acquisition of OAC on October 7, 1999. The acquisition resulted in an excess of net assets acquired over purchase price of $60,042, which was amortized on a strait-line basis through 2001. Effective January 1, 2002, upon adoption of SFAS No. 142, we reversed the unamortized balance of $18,333 to income as the effect of a change in accounting principle as required by these statements. See Note 2 to our Interim Consolidated Financial Statements included in Item 1.

          Other Income. The increase in other income during the three months ended March 31, 2002 as compared to the same period of the prior year was primarily due to an increase in consulting revenues generated by a joint venture in Jamaica, real estate commission income generated from the sale of real estate owned properties during 2002 and revenues generated from collections of unsecured receivables during 2002.

          Non-Interest Expense. The following table sets forth the principal components of our non-interest expense during the periods indicated:

For the three months ended March 31,                                                              2002             2001
---------------------------------------------------------------------------------------      -------------     -------------
Compensation and employee benefits.....................................................      $      21,074     $      20,935
Occupancy and equipment................................................................              2,714             3,093
Technology and communication costs.....................................................              5,053            10,148
Loan expenses..........................................................................              3,935             4,235
Net operating losses on investments in certain affordable housing properties...........             15,681             5,062
Amortization of excess of purchase price over net assets acquired......................                 --               778
Professional services and regulatory fees..............................................              4,596             3,816
Other operating expenses...............................................................              1,974             2,789
                                                                                             -------------     -------------
                                                                                             $      55,027     $      50,856
                                                                                             =============     =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

          Compensation and Employee Benefits. The following table presents the principal components of compensation and benefits we incurred for the periods indicated:

For the three months ended March 31,                                  2002             2001
------------------------------------------------------------      -----------       -----------
Salaries (1)................................................      $    14,082       $    13,398
Bonuses (2).................................................            2,394             2,270
Payroll taxes...............................................            1,515             1,559
Commissions.................................................              874               994
Insurance...................................................              667               819
Severance...................................................              508               701
Contract programmers........................................              245               491
Relocation..................................................              120               147
Other.......................................................              669               556
                                                                  -----------       -----------
                                                                  $    21,074       $    20,935
                                                                  ===========       ===========

(1)  Salaries includes fees paid for the services of temporary employees.

(2) Bonus expense includes compensation related to stock options we granted to employees at an exercise price below fair market value.

          Occupancy and Equipment. Occupancy and equipment costs consist principally of rents, depreciation, mail and delivery expenses and other costs of our office operations.

          Technology and Communication Costs. Technology and communication costs consist primarily of depreciation on our computer hardware and software, technology-related consulting fees (primarily OTX), imaging and telephone expenses. Technology cost for the first quarter of 2001 included $4,620 of one-time expense comprised primarily of a $3,185 payment related to the acquisition of an OTX subsidiary in 1997.

          Loan Expenses. Loan expenses are largely comprised of appraisal fees incurred in connection with property valuation services we provided through ORA.

          Net Operating Losses on Investments in Certain Affordable Housing Properties. The increase in net operating losses we recorded on investments in certain affordable housing properties for the three months ended March 31, 2002 is primarily the result of impairment charges we recorded in the amount of $15,296 as compared to $4,869 for the same period of the prior year. These charges represent expected losses from the sale of properties and reflect revisions to completion cost estimates and modifications to projected sales results.

          Professional Services and Regulatory Fees. Professional services and regulatory fees are primarily comprised of non-technology related consulting fees, legal and audit fees and FDIC insurance.

          Other Operating Expenses. Other operating expenses include travel costs, check processing costs, marketing costs, and amortization of deferred costs.

          Distributions on Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. Cash distributions on the Capital Securities are payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 10.875%. We recorded $1,663 and $2,053 of distributions to holders of the Capital Securities during the three months ended March 31, 2002 and 2001, respectively. The decline in distributions is the result of repurchases during 2001. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 (which is incorporated herein by reference) and "Changes in Financial Condition - Company-Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

          Income Tax Expense (Benefit). The following table provides details of our income tax expense (benefit) and effective tax rates for the periods indicated:

For the three months ended March 31,                                                                    2002          2001
------------------------------------------------------------------------------------------------     ---------      ---------
Income tax expense on loss before taxes, extraordinary gain and effect of change in accounting
   principle....................................................................................     $  (7,683)     $  (4,238)
Provision for valuation allowance on current year's deferred tax asset..........................         8,848             --
Provision for valuation allowance on prior year's deferred tax asset............................            --         10,000
                                                                                                     ---------      ---------
   Income tax expense...........................................................................         1,165          5,762
Income tax expense on extraordinary gain........................................................             1          1,270
Income tax benefit on effect of change in accounting principle..................................        (1,166)            --
                                                                                                     ---------      ---------

Total income tax expense........................................................................     $      --      $   7,032
                                                                                                     =========      =========

          For the three months ended March 31, 2002, our effective tax rate was 0%. Income tax expense of $1,165 offsets the benefit of $1,166 related to the effect of the change in accounting principle recorded during the quarter and $1 of tax expense related to the extraordinary gain on repurchase of debt during the quarter. Income tax expense includes the effects of tax credits of $859 and $296 during the three months ended March 31, 2002 and 2001, respectively, resulting from our investment in affordable housing properties.

          The provision for deferred tax asset valuation allowance is a non-cash charge increasing the aggregate valuation allowance based on our estimate under the applicable accounting rules of the amount of the deferred tax asset that we are more likely than not to realize.

          Extraordinary Gain on Repurchase of Debt, Net of Taxes. The following table sets forth the components of the extraordinary gain resulting from the repurchase of our debt securities during the periods indicated:

For the three months ended March 31,                                2002              2001
----------------------------------------------------------       ----------       ----------
Capital Securities:
   Face amount repurchased................................       $       --       $   15,846
                                                                 ==========       ==========
   Extraordinary gain.....................................               --            3,336
   Income taxes...........................................               --           (1,234)
                                                                 ----------       ----------
     Net extraordinary gain...............................       $       --       $    2,102
                                                                 ==========       ==========

11.875% Notes due October 1, 2003:
   Face amount repurchased................................       $      225       $    4,200
                                                                 ==========       ==========
   Extraordinary gain.....................................                3               97
   Income taxes...........................................               (1)             (36)
                                                                 ----------       ----------
     Net extraordinary gain...............................       $        2       $       61
                                                                 ==========       ==========

Total Debt Repurchases:
   Face amount repurchased................................       $      225       $   20,045
                                                                 ==========       ==========
   Extraordinary gain.....................................                3            3,433
   Income taxes...........................................               (1)          (1,270)
                                                                 ----------       ----------
     Net extraordinary gain...............................       $        2       $    2,163
                                                                 ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

Changes in Financial Condition

          Trading Securities. The following table sets forth the fair value of our trading securities at the dates indicated:

                                                                                                March 31,        December 31,
                                                                                                  2002               2001
                                                                                              ------------       ------------
Mortgage-related securities:
   Collateralized mortgage obligations (AAA-rated) (1)..................................      $    126,477       $    161,191
                                                                                              ============       ============
   Subordinates and residuals (2):
      Single family residential:
         BB-rated subordinates..........................................................               619                625
         B-rated subordinates...........................................................               772                799
         Unrated subordinates...........................................................               853              1,008
         Unrated subprime residuals.....................................................            35,078             60,049
                                                                                              ------------       ------------
                                                                                                    37,322             62,481
         Multi-family residential and commercial unrated subordinates...................             2,577              2,577
                                                                                              ------------       ------------
                                                                                              $     39,899       $     65,058
                                                                                              ============       ============

(1) During the three months ended March 31, 2002, CMO trading securities declined $714. This decline was primarily due to $84,459 of maturities and principal repayments offset in part by purchases of $50,789.

(2) During the three months ended March 31, 2002, subordinate and residual trading securities declined by $25,159. This decline was primarily due to $451 of maturities and principal repayments, $26,023 of sales and $157 of net discount accretion, partially offset by an increase in fair value.

          Residual and subordinate securities at March 31, 2002 and December 31, 2001 include retained interests with a fair value of $2,101 and $25,274, respectively, from securitizations of loans that we completed in prior years. We determine the present value of anticipated cash flows utilizing valuation assumptions appropriate for each particular transaction. The significant valuation assumptions have included the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, we currently apply a discount rate of 10.13% to 25.00% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. We make assumptions as to the prepayment rates of the underlying loans, which we believe are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During 2002, we utilized proprietary prepayment curves (reaching an approximate range of annualized rates of 11% to 45%). During 2002, we estimated annual losses of between 0.9% and 5.5% of the unpaid principal balance of the underlying loans.

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

          We periodically assess the carrying value of our subordinate securities and residual securities retained. There can be no assurance that our estimates used to determine the value of the subordinate securities and residual securities retained will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed our estimates, the carrying value of our subordinate securities and residual securities retained may be decreased during the period our management recognizes the disparity. Other factors may also result in a write-down of our subordinate securities and residual securities in subsequent months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

          The following table presents information regarding our subordinate and residual trading securities summarized by classification and rating at March 31, 2002:

                                                                                                    Anticipated
                                                              Original    Anticipated                Weighted
                                                            Anticipated     Yield to                  Average     Prospective
                                                 Percent      Yield to    Maturity at                Remaining      Yield at
      Rating/Description (1)        Fair Value    Owned     Maturity (2)  3/31/02 (3)    Coupon        Life (4)    3/31/02 (5)
--------------------------------    ----------   --------  ------------- -------------  ---------  ------------- -------------
Single-family residential:
    BB-rated subordinates......     $      619     100.00%     16.80%         6.13%        6.81%       2.57          70.45%
    B-rated subordinates.......            772     100.00      17.51         28.00         7.24        1.96          63.93
    Unrated subordinates.......            853      98.65      15.64         16.89         7.23        0.37          57.83
    Unrated subprime residuals.         35,078     100.00      19.55         28.69         N/A         5.47          76.95
                                    ----------
                                        37,322
Commercial:
    Unrated subordinates.......          2,577      25.00      22.15         12.10         7.37        1.35          14.06
                                    ----------
                                    $   39,899
                                    ==========

N/A - Not Available

(1) Refers to the credit rating designated by the rating agency for each securitization transaction. Classes designated "A" have a superior claim on payment to those rated "B", which are superior to those rated "C." Additionally, multiple letters have a superior claim to designations with fewer letters. Thus, for example, "BBB" is superior to "BB," which in turn is superior to "B." The lower class designations in any securitization will receive interest payments after senior classes and will experience losses before any senior class. The lowest potential class designation is unrated which, if included in a securitization, will always receive interest last and experience losses first.

(2) Represents the effective yield from inception to maturity based on the purchase price and anticipated future cash flows under pricing assumptions.

(3) Represents the effective yield based on the purchase price, actual cash flows received from inception until the respective date, and the then current estimate of future cash flows under the assumptions at the respective date. Changes in the March 31, 2002 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and loss assumptions.

(4) Represents the weighted average life based on the March 31, 2002 book value.

(5) Represents the effective yield based on the book value of the investment and the then current estimate of the future cash flows under assumptions at the respective date. Prospective yields are considerably higher than the anticipated yield to maturity because book values include impairments recorded on the securities when they were classified as available for sale.

          The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie our subordinate and residual trading securities at March 31, 2002:

                                                                New
Description                          U. K.      California     Jersey      New York       Texas       Other (1)       Total
-----------                        ---------   ------------   ---------    ---------    ---------    ----------     ---------
Single family residential.......   $ 102,296    $   74,527    $  42,485    $  40,074    $  39,838    $  339,223     $ 638,443
Commercial......................          --        16,967           --           --           --        42,960        59,927
Multi-family....................          --            --          208           --           --           291           499
                                   ---------    ----------    ---------    ---------    ---------    ----------     ---------
Total ..........................   $ 102,296    $   91,494    $  42,693    $  40,074    $  39,838    $  382,474     $ 698,869
                                   =========    ==========    =========    =========    =========    ==========     =========

Percentage (2)..................       14.64%        13.09%        6.11%        5.73%        5.70%        54.73%       100.00%
                                   =========    ==========    =========    =========    =========    ==========     =========

(1) Consists of properties located in 46 other states, none of which aggregated over $39,399 in any one state.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

          Real Estate Held for Sale. Our real estate held for sale at December 31, 2001 consisted of three assisted living facilities with a carrying value of $13,418. These properties were sold during the first quarter of 2002 for a gain of $677.

          Investments in Real Estate. Our investment in real estate consisted of the following at the dates indicated:

                                                                          March 31,          December 31,
                                                                            2002                2001
                                                                       -------------       -------------
Properties held for investment:
   Office buildings.............................................       $      32,136       $      32,132
   Retail.......................................................              29,616              29,637
   Building improvements........................................              21,201              17,513
   Tenant improvements and lease commissions....................               4,551               4,537
   Furniture and fixtures.......................................                  53                  52
                                                                       -------------       -------------
                                                                              87,557              83,871
   Accumulated depreciation.....................................              (5,856)             (5,327)
                                                                       -------------       -------------
                                                                              81,701              78,544
                                                                       -------------       -------------
Loans accounted for as investments in real estate:
   Nonresidential...............................................               2,103              30,436
                                                                       -------------       -------------

Investment in real estate partnerships..........................               7,860               7,916
                                                                       -------------       -------------
                                                                       $      91,664       $     116,896
                                                                       =============       =============

          Properties Held for Investment. Our properties held for investment at March 31, 2002 consist of the following:

     Date                                                                                                %
   Acquired              Property                   Location         Square Feet     Property Type    Leased     Carrying Value
--------------  ----------------------------- --------------------- -------------  ----------------  ---------  -----------------
07/22/98        841 Prudential Drive (1)...   Jacksonville, FL           490,898   Office Bldg.        95.6%      $   45,588
04/09/98        7075 Bayers Road (2).......   Halifax, Nova Scotia       411,211   Shopping Ctr.       62.4           21,315
11/10/97        905-1205 Cortez Road (3)...   Bradenton, FL              291,227   Shopping Ctr.       93.3           20,654

                                                                           Accumulated depreciation                   (5,856)
                                                                                                                  ----------
                                                                                                                  $   81,701
                                                                                                                  ==========

(1) In July 1998, OAC purchased the Prudential Building, a 22-story office building located in the central business district of Jacksonville, Florida. OAC funded the purchase with cash on hand and advances from a line of credit. Simultaneously with this closing, OAC also leased 98% of the building back to the Prudential Insurance Co. of America for a term expiring July 31, 2002 and sold two adjacent parking areas to a neighboring hospital. Aetna U.S. Healthcare has executed a 7-year lease, commencing on August 1, 2002, for approximately 297,000 square feet. This lease is contingent upon, among other factors, the construction and completion of an 1,100 space parking garage before the commencement date.

(2) In April 1998, OAC acquired the Bayers Road Shopping Centre. OAC acquired the property by foreclosure on the loans secured by the property, which OAC acquired at a discount in September 1997. The property consists primarily of retail space but also includes some office space and storage space. The original buildings were built in 1956 and were enclosed and expanded in several phases between 1971 and 1987. We currently are implementing a renovation plan to establish the second level as a community shopping center anchored by value-oriented retailers while filling the lower level with service providers, discount retailers and entertainment uses. The third level will remain office space.

(3) In November 1997, OAC purchased Cortez Plaza, a shopping center located in a suburb of Tampa, Florida. This property was built in 1956 and renovated in 1988. In a separate transaction, OAC simultaneously purchased the fee simple title to a large portion of the shopping center that had been subject to a ground lease.

          Loans Accounted for as Investments in Real Estate. We acquired certain acquisition, development and construction loans in January 2000 in which we participate in the expected residual profits of the underlying real estate, and where the borrower has not

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

contributed substantial equity to the project. As such, we have accounted for these loans under the equity method of accounting as though we had an investment in a real estate limited partnership. The decline in the balance during 2002 is primarily due to repayments of loans.

          Investments in Real Estate Partnerships. Consists of interests in four limited partnerships operating as real estate ventures, consisting of multi-family type properties.

          Affordable Housing Properties. We invested in multi-family residential projects which have been allocated low-income housing tax credits under Section 42 of the Internal Revenue Code of 1986, as amended, by a state tax credit allocating agency. The carrying values of our investments in affordable housing properties are as follows at the dates indicated:

                                                                                             March 31,         December 31,
                                                                                                2002               2001
                                                                                           -----------         -----------
Investments solely as a limited partner made prior to May 18, 1995....................     $     6,755         $     6,838
Investments solely as a limited partner made on or after May 18, 1995.................          23,851              21,768
Investments both as a limited and, through subsidiaries, as a general partner.........          50,004              73,463
                                                                                           -----------         -----------
     Total............................................................................     $    80,610         $   102,069
                                                                                           ===========         ===========

          The decline in the balances during the three months ended March 31, 2002 and 2001 was primarily due to sales of projects with a book value of approximately $9,664 and impairment charges of $15,296, offset by additional investments in projects under construction of approximately $1,866. At March 31, 2002, our investments in affordable housing properties included $60,881 of properties subject to sales agreements that had not yet qualified as sales for accounting purposes.

          The qualified affordable housing projects underlying our investments in low-income housing tax credit interests are geographically located throughout the United States. At March 31, 2002, our largest single investment was $13,855, which relates to a project located in Sacramento, California.

          Investments in low-income housing tax credit interests that we made on or after May 18, 1995, in which we invest solely as a limited partner, are accounted for using the equity method in accordance with the consensus of the Emerging Issues Task Force as recorded in Issue Number 94-1. Limited partnership investments made prior to May 18, 1995, are accounted for under the effective yield method as a reduction of income tax expense. Low-income housing tax credit partnerships in which we invest both as a limited and, through a subsidiary, as general partner are presented on a consolidated basis.

          Income on our limited partnership investments made prior to May 18, 1995 is recorded under the level yield method as a reduction of income tax expense, and amounted to $54 and $121 for the first quarters of 2002 and 2001, respectively. For limited partnership investments made after May 18, 1995, and for investments as a limited partner and, through subsidiaries, as a general partner, we recognized tax credits of $815 and $175 for the first quarters of 2002 and 2001, respectively, which are also reported as a reduction of income tax expense. We also recorded a loss from operations on the underlying real estate after depreciation of $15,681 and $5,062 for the first quarters of 2002 and 2001, respectively, including impairment charges.

          Loans, Net. The following table sets forth the composition of our loans, net, by portfolio type at the dates indicated:

                                                                 March 31,       December 31,
                                                                    2002             2001
                                                              --------------    --------------
Discount loan portfolio...................................    $       74,386    $      119,327
Loan portfolio............................................            76,029            64,925
Loans available for sale..................................               142             1,041
                                                              --------------    --------------
                                                              $      150,557    $      185,293
                                                              ==============    ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

          Composition of Loans, Net. The following table sets forth the composition of our loans by type of loan at the dates indicated:

                                                                      March 31,       December 31,
                                                                        2002              2001
                                                                    -------------    -------------
Single family residential loans...............................      $       5,632    $      58,118
                                                                    -------------    -------------
Multi-family residential loans................................             37,582           33,319
                                                                    -------------    -------------
Commercial real estate loans:
     Office buildings.........................................             52,733           56,713
     Hotels...................................................             42,268           38,576
     Retail properties........................................             35,983           47,492
     Other properties.........................................              1,038              607
                                                                    -------------    -------------
                                                                          132,022          143,388
                                                                    -------------    -------------
Other loans...................................................                229              231
                                                                    -------------    -------------
                                                                          175,465          235,056
                                                                    -------------    -------------

Unaccreted discount and deferred fees:
     Single family residential loans..........................             (2,170)         (16,467)
     Multi-family residential loans...........................               (564)            (650)
     Commercial real estate and other loans...................            (12,079)         (19,318)
                                                                    -------------    -------------
                                                                          (14,813)         (36,435)
                                                                    -------------    -------------
                                                                          160,652          198,621
Undisbursed loan funds........................................             (2,218)          (2,914)
Allowance for loan losses.....................................             (7,877)         (10,414)
                                                                    -------------    -------------
Loans, net....................................................      $     150,557    $     185,293
                                                                    =============    =============

          Loans are secured by mortgages on property located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing our loans were located at March 31, 2002:

                                                                                              Commercial
                                                   Single Family        Multi-Family         Real Estate
                                                    Residential          Residential          and Other             Total
                                                 -----------------    ----------------     ----------------    ----------------
New York.....................................       $        570        $         --         $     43,962        $     44,532
Wisconsin....................................                 45                  --               34,319              34,364
Delaware.....................................                 22                  --               12,195              12,217
Connecticut..................................                 58                  --               11,704              11,762
New Jersey...................................                 85               8,563                    2               8,650
Other (1)....................................              2,682              28,455               17,990              49,127
                                                    ------------        ------------         ------------        ------------
   Total.....................................       $      3,462        $     37,018         $    120,172        $    160,652
                                                    ============        ============         ============        ============

(1) Consists of properties located in 25 other states, none of which aggregated over $7,620 in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

          Activity in Loans. The following table sets forth our loan activity during the periods indicated:

For the three months ended March 31,                                       2002            2001
------------------------------------------------------------------     -----------     -----------
Amount:
Balance at beginning of period....................................     $   185,293     $   640,052
Originations (1):
  Multi-family residential loans..................................           9,501              --
  Commercial real estate loans and other..........................           7,068          11,043
                                                                       -----------     -----------
                                                                            16,569          11,043
                                                                       -----------     -----------
Resolutions and repayments (2)....................................         (18,992)        (44,193)
Loans transferred to real estate owned............................          (7,338)        (50,135)
Sales.............................................................         (49,830)        (57,751)
Decrease in undisbursed loan proceeds.............................             696           5,555
Decrease in discount and deferred fees............................          21,622          21,319
Decrease in allowance for loan losses.............................           2,537           1,838
                                                                       -----------     -----------
Balance at end of period..........................................     $   150,557     $   527,728
                                                                       ===========     ===========

(1) Originations represent loans made to facilitate sales of our own assets and fundings of construction loans we originated in prior years. The total includes a loan of $9,153 that we made to facilitate the sale of three assisted living facilities during the three months ended March 31, 2002.


(2) Resolutions and repayments consists of loans which were resolved in a manner which resulted in partial or full repayment of the loan to us, as well as principal payments on loans which have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans which have not been resolved.

          The following table sets forth certain information relating to our non-performing loans at the dates indicated:

                                                                                         March 31,            December 31,
                                                                                           2002                   2001
                                                                                       ------------           ------------

 Non-performing loans (1):
  Single family residential loans............................................          $      2,918           $     32,430
  Multi-family residential loans.............................................                21,645                 23,637
  Commercial real estate and other...........................................                37,820                 38,240
                                                                                       ------------           ------------
     Total...................................................................          $     62,383           $     94,307
                                                                                       ============           ============

 Non-performing loans as a percentage of (1):
  Total loans (2)............................................................                39.38%                 48.19%
  Total assets...............................................................                 3.96%                  5.51%

 Allowance for loan losses as a percentage of:

  Total loans (2)............................................................                 4.97%                  5.32%
  Non-performing loans (1)...................................................                 0.50%                  0.50%

(1) Loans which are contractually past due 90 days or more in accordance with the original terms of the loan agreement.

(2) Total loans are net of unaccreted discount, unamortized deferred fees and undisbursed loan funds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

          See "Changes in Financial Condition - Allowance for Loan Losses" below for additional information regarding the allowance for loan losses.

          Match Funded Assets. Match funded assets are comprised of the following at the dates indicated:

                                                                             March 31,       December 31,
                                                                               2002              2001
                                                                           -------------    -------------
Single family residential loans (1)..................................      $      49,400    $      53,123
Allowance for loan losses............................................               (148)            (170)
                                                                           -------------    -------------
  Match funded loans, net.............................................            49,252           52,953
                                                                           -------------    -------------

Match funded securities..............................................             16,044           19,435
                                                                           -------------    -------------

Match funded advances on loans serviced for others:
  Principal and interest..............................................            63,138           65,705
  Taxes and insurance.................................................            23,336           21,900
  Other...............................................................            12,310           14,358
                                                                           -------------    -------------
                                                                                  98,784          101,963
                                                                           -------------    -------------
                                                                           $     164,080    $     174,351
                                                                           =============    =============

(1) Includes $3,179 and $4,405 of non-performing loans at March 31, 2002 and December 31, 2001, respectively.

          Match funded loans were securitized and transferred by OAC to a real estate mortgage investment conduit on November 13, 1998. The transfer did not qualify as a sale for accounting purposes. Accordingly, the proceeds received from the transfer as a liability (bonds-match funded agreements). The $3,701 decline in the balance during the first quarter of 2002 was due to repayment of loan principal.

          The match funded loans are secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing our loans were located at March 31, 2002:

Michigan........................................................      $         8,140
California......................................................                5,203
Texas...........................................................                4,127
Massachusetts...................................................                3,072
Florida.........................................................                2,950
Other (1).......................................................               25,908
                                                                      ---------------
Total...........................................................      $        49,400
                                                                      ===============

(1) Consists of properties located in 37 other states, none of which aggregated over $2,167 in any one state.

          Match funded securities resulted from our transfer of four unrated residual securities to a trust on December 16, 1999 in exchange for non-recourse notes. The transfer did not qualify as a sale for accounting purposes. Accordingly, we reported the amount of proceeds we received from the transfer as a secured borrowing with pledge of collateral (bonds-match funded agreements). The decline of $3,391 in the balance during 2002 was primarily due to principal repayments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

          The following table presents information regarding our match funded securities at March 31, 2002:

                                                                                                   Anticipated
                                                                Original   Anticipated              Weighted
                                                              Anticipated    Yield to                Average     Prospective
                                                                Yield to   Maturity at              Remaining      Yield at
                                 Fair Value   Percent Owned     Maturity   3/31/02 (1)   Coupon      Life(2)       3/31/02
                                 ----------   -------------   -----------  -----------   ------    -----------   -----------
Unrated residuals..............   $ 16,044       100.00%         17.04%        3.30%       N/A      6.15 years       N/M
                                  ========

N/M - Not Meaningful

(1) Changes in the March 31, 2002 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and, to a lesser extent, loss assumptions.

(2) Equals the weighted average duration based on the March 31, 2002 book value.

          The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie our match-funded securities at March 31, 2002:

Description                      California     Florida     Illinois      New York        Oregon     Other (1)       Total
-----------                      ----------    ---------    ---------    ----------     ---------    ----------    ----------
Single family residential.....   $   40,524    $  30,138    $  13,055    $   11,081     $  10,258    $  156,042    $  261,098
Multi-family..................        1,522          596          694           642            --         4,412         7,866
                                 ----------    ---------    ---------    ----------     ---------    ----------    ----------
Total ........................   $   42,046    $  30,734    $  13,749    $   11,723     $  10,258    $  160,454    $  268,964
                                 ==========    =========    =========    ==========     =========    ==========    ==========

Percentage (2)................       15.63%        11.43%        5.11%        4.36%          3.81%       59.66%       100.00%
                                  ========      ========     ========     ========       ========     ========      ========

(1) Consists of properties located in 44 other states, none of which aggregated over $9,969 in any one state.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

          Match funded advances on loans serviced for others resulted from our transfer of certain residential loan servicing related advances to a third party in exchange for cash on December 20 and 21, 2001. The transfer did not qualify as a sale for accounting purposes. Accordingly, we report the amount of proceeds we received from the sale as a secured borrowing with pledge of collateral (bonds-match funded agreements.) See "Bonds-Match Funded Agreements."

          Allowances for Loan Losses. We maintain an allowance for loan losses for each of our loan and match funded loan portfolios at a level which we consider adequate to provide for inherent losses in each portfolio based upon an ongoing evaluation of known and inherent risks in such portfolios.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

          The following table sets forth the breakdown of the allowance for loan losses on our loans and match funded loans by loan category and the percentage of allowance and loans in each category to totals in the respective portfolios at the dates indicated:

                                           March 31, 2002                                    December 31, 2001
                           ----------------------------------------------    --------------------------------------------------
                                 Allowance               Loan Balance              Allowance                Loan Balance
                           ---------------------    ---------------------    ----------------------  --------------------------
                            Amount      Percent      Amount      Percent       Amount     Percent       Amount        Percent
                           ---------   ---------    ---------   ---------    ----------  ----------  ----------      ----------
Loans:
   Single family........   $     388        4.9%    $   3,462        2.2%     $   3,401      32.7%    $  41,651         21.3%
   Multi-family.........       2,088       26.5        36,284       22.9          2,186      21.0        31,239         16.0
   Commercial real
    estate and other....       5,401       68.6       118,688       74.9          4,827      46.3       122,817         62.7
                           ---------    -------     ---------    -------      ---------   -------     ---------      -------
                           $   7,877      100.0%    $ 158,434      100.0%     $  10,414     100.0%    $ 195,707        100.0%
                           =========    =======     =========    =======      =========   =======     =========      =======

Match funded loans:
   Single family........   $     149      100.0%    $  49,400      100.0%     $     170     100.0%    $  53,123        100.0%
                           =========    =======     =========   ========      =========   =======     =========      =======

          The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict use of the allowance to absorb losses in any other category.

          The following table sets forth an analysis of activity in the allowance for loan losses relating to our loans and match funded loans during the three months ended March 31, 2002:

                                                    Balance                                                         Balance
                                                  December 31,                                                     March 31,
                                                      2001         Provision     Charge-offs      Recoveries         2002
                                                 -------------   -------------  -------------    ------------    -------------
Loans:
   Single family.............................      $    3,401     $   (2,179)     $     (898)     $       64      $      388
   Multi-family..............................           2,186            (98)             --              --           2,088
   Commercial real estate and other..........           4,827          2,976          (2,402)             --           5,401
                                                   ----------     ----------      ----------      ----------      ----------
                                                   $   10,414     $      699      $   (3,300)     $       64      $    7,877
                                                   ==========     ==========      ==========      ==========      ==========

Match funded loans:
   Single family.............................      $      170     $      (21)     $       --      $       --      $      149
                                                   ==========     ==========      ==========      ==========      ==========

          Real Estate Owned, Net. Real estate owned consists almost entirely of properties acquired by foreclosure or deed-in-lieu thereof on loans in our discount loan portfolio.

          The following table sets forth certain information relating to our real estate owned at the dates indicated:

                                                              March 31,            December 31,
                                                                2002                   2001
                                                          ----------------       -----------------
   Single family residential...........................     $      9,031           $     16,424
   Commercial real estate..............................           91,459                 94,041
                                                            ------------           ------------
       Total...........................................     $    100,490           $    110,465
                                                            ============           ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

          The following table sets forth certain geographical information by type of property at March 31, 2002 related to our real estate owned:

                                            Single Family Residential     Commercial Real Estate              Total
                                            -------------------------     -----------------------     -----------------------
                                                             No. of                      No. of                      No. of
                                              Amount       Properties      Amount      Properties      Amount      Properties
                                            -----------   -----------     ----------  -----------     ----------  -----------
Florida.................................     $      80             3      $  46,285            4      $  46,365            7
Michigan................................           743            18         21,896            1         22,639           19
Georgia.................................           356             3         14,361            1         14,717            4
Minnesota...............................           116             2          4,915            1          5,031            3
Washington..............................            73             1          2,447            1          2,520            2
Other (1)...............................         7,663           194          1,555            3          9,218          197
                                             ---------      --------      ---------     --------      ---------     --------
   Total................................     $   9,031           221      $  91,459           11      $ 100,490          232
                                             =========      ========      =========     ========      =========     ========

(1) Consists of properties located in 33 other states, none of which aggregated over $1,454 in any one state.

          The following tables set forth the activity in the real estate owned during the periods indicated:

For the three months ended March 31,                                                    2002            2001
--------------------------------------------------------------------------------    -----------     -----------
Amount:
Balance at beginning of period..................................................    $   110,465     $   146,419
Properties acquired through foreclosure or deed-in-lieu thereof:
  Loans.........................................................................          7,338          50,135
  Less discount transferred.....................................................         (3,258)        (19,232)
  Add advances transferred......................................................            169           4,167
                                                                                    -----------     -----------
                                                                                          4,249          35,070
                                                                                    -----------     -----------
Capital improvements............................................................            786           1,606
Sales...........................................................................        (11,036)        (49,076)
Decrease (increase) in valuation allowance......................................         (3,974)          2,248
                                                                                    -----------     -----------
Balance at end of period........................................................    $   100,490     $   136,267
                                                                                    ===========     ===========

For the three months ended March 31,                                                    2002            2001
--------------------------------------------------------------------------------    -----------     -----------
Number of Properties:
Balance at beginning of period..................................................            389           1,298
Properties acquired through foreclosure or deed-in-lieu thereof.................             15             343
Sales...........................................................................           (172)           (647)
                                                                                    -----------     -----------
Balance at end of period........................................................            232             994
                                                                                    ===========     ===========

          The following table sets forth the amount of time that we had held our real estate owned at the dates indicated:

                                                                      March 31,        December 31,
                                                                         2002              2001
                                                                     ------------      ------------
One to two months..............................................      $      1,141      $      2,251
Three to four months...........................................             1,580             1,655
Five to nine months............................................               783             2,244
Seven to 12 months.............................................            24,720            27,422
Over 12 months (1).............................................            72,266            76,893
                                                                     ------------      ------------
                                                                     $    100,490      $    110,465
                                                                     ============      ============

(1) Real estate owned that we have held in excess of one year include a large retail property with a carrying value of $45,273 and $49,275 at March 31, 2002 and December 31, 2001, respectively, which is being repositioned for sale.

          We actively manage our real estate owned. Sales of real estate owned resulted in gains (losses), net of the provision for loss in fair value, of $(4,561) during the three months ended March 31, 2002, respectively, as compared to $195 during the same period of the prior year which are included in determining our (loss) income on real estate owned. The average period during which we held the $11,036

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

and $49,076 of real estate owned which was sold during the three months ended March 31, 2002 and 2001 was 10 and 8 months, respectively.

          The following table sets forth the activity, in aggregate, in the valuation allowances on real estate owned during the periods indicated:

For the three months ended March 31,                                                      2002            2001
--------------------------------------------------------------------------------      -----------      -----------
Balance at beginning of period..................................................      $    19,098      $    18,142
Provisions for losses ..........................................................            6,122            6,181
Charge-offs and sales...........................................................           (2,148)          (8,429)
                                                                                      -----------      -----------
Balance at end of period........................................................      $    23,072      $    15,894
                                                                                      ===========      ===========

Valuation allowance as a percentage of total gross real estate owned (1)........            18.67%           10.45%

(1) At December 31, 2001, the valuation allowance as a percentage of total gross real estate owned was 14.74%. This increase in the ratio reflects an increasing valuation allowance and a declining balance of gross real estate owned. The valuation allowance has not declined proportionately primarily because of the large retail property we are repositioning for sale, as discussed above.

          Advances on Loans and Loans Serviced for Others. Advances related to loan portfolios and loans serviced for others consisted of the following at the dates indicated:

                                                                          March 31,         December 31,
                                                                            2002               2001
                                                                        -----------         -----------
Loan portfolios:
     Taxes and insurance..........................................      $       191         $     2,214
     Other........................................................            1,219               4,135
                                                                        -----------         -----------
                                                                              1,410               6,349
                                                                        -----------         -----------

Loans serviced for others (1):
     Principal and interest.......................................           95,551             107,319
     Taxes and insurance..........................................          100,231              99,972
     Other........................................................           88,586              69,543
                                                                        -----------         -----------
                                                                            284,368             276,834
                                                                        -----------         -----------
                                                                        $   285,778         $   283,183
                                                                        ===========         ===========

(1) The increase in advances on loans serviced for others is principally the result of servicing advances purchased in connection with the acquisition of loans serviced for others under servicing agreements entered into during three months ended March 31, 2002.

          Mortgage Servicing Rights. The unamortized balance of mortgage servicing rights amounted to $112,032 and $101,107 at March 31, 2002 and December 31, 2001, respectively. The $10,925 increase during the three months ended March 31, 2002 was due to $21,659 of purchases, offset by $10,734 of amortization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

          Deposits. The following table sets forth information related to our deposits at the dates indicated:

                                                                 March 31, 2002               December 31, 2001
                                                           --------------------------     -------------------------
                                                                           % of Total                    % of Total
                                                              Amount        Deposits         Amount       Deposits
                                                           -----------    -----------     -----------   -----------
Non-interest bearing checking accounts.................    $     5,720            1.0%    $     5,624           0.9%
NOW and money market checking accounts.................         15,445            2.8          15,479           2.4
Savings accounts.......................................          1,444            0.3           1,287           0.2
                                                           -----------    -----------     -----------   -----------
                                                                22,609            4.1          22,390           3.5
                                                           -----------                    -----------
Certificates of deposit................................        524,207                        636,037
Unamortized deferred fees..............................         (1,224)                        (1,549)
                                                           -----------                    -----------
Total certificates of deposit (1)......................        522,983           95.9         634,488          96.5
                                                           -----------    -----------     -----------   -----------
   Total deposits......................................    $   545,592          100.0%    $   656,878         100.0%
                                                           ===========    ===========     ===========   ===========

(1)  Included $378,858 and $499,710 at March 31, 2002 and December 31, 2001,
     respectively, of deposits originated through national, regional and local investment banking firms which solicit deposits from their customers, all of which are non-cancelable. At March 31, 2002 and December 31, 2001, certificates of deposit issued on an uninsured basis (greater than $100) amounted to $65,571 and $60,804, respectively. Of the $65,571 of uninsured deposits at March 31, 2002, $7,049 were from political subdivisions in New Jersey and secured or collateralized as required under state law.

          Escrow Deposits on Loans and Loans Serviced for Others. Escrow deposits on our loans and loans we serviced for others amounted to $80,661 and $73,565 at March 31, 2002 and December 31, 2001, respectively. The balance consisted principally of custodial deposit balances representing collections we made from borrowers for the payment of taxes and insurance premiums on mortgage properties underlying loans we serviced for others. The balance increased during 2002 principally because of an increase in loans we serviced for others. See "Results of Operations - Non-Interest Income - Servicing and Other Fees."

          Bonds-Match Funded Agreements. Bonds-match funded agreements were comprised of the following at the dates indicated:

                                                                      March 31,       December 31,
Collateral                                                              2002             2001
-------------------------------------------------------------       ------------     ------------
Single family loans (1)......................................       $     42,228     $     46,145
Unrated residual securities (1)..............................             15,868           18,997
Advances on loans serviced for others (2)....................             90,994           91,766
                                                                    ------------     ------------
                                                                    $    149,090     $    156,908
                                                                    ============     ============

(1) The decline in the balance outstanding during the three months ended March 31, 2002 was due to principal repayments, offset by amortization of discount.

(2) Under the terms of the agreement, we are eligible to sell certain additional advances on loans serviced for others up to a maximum balance of $200,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

          Obligations Outstanding Under Lines of Credit. We have obtained secured line of credit arrangements from unaffiliated financial institutions as follows at the dates indicated:

                                                  Balance      Amount of     Committed      Maturity
                  Entity                        Outstanding     Facility       Amount         Date             Interest Rate(1)
--------------------------------------------    -----------    ----------    ----------   -------------   ------------------------
March 31, 2002:
   Real estate investments and commercial
     loans..................................     $   32,287    $  200,000    $  115,580      June 2002    LIBOR + 240 basis points

   Advances on loans serviced for others....         68,364       100,000       100,000    October 2002   LIBOR + 200 basis points
                                                 ----------    ----------    ----------
                                                 $  100,651    $  300,000    $  215,580
                                                 ==========    ==========    ==========

December 31, 2001:
   Real estate investments and commercial
     loans..................................    $    32,463    $  200,000    $  115,580      June 2002    LIBOR + 240 basis points

   Advances on loans serviced for others....         51,841       100,000        51,841    October 2002   LIBOR + 200 basis points
                                                 ----------    ----------    ----------
                                                 $   84,304    $  300,000    $  167,421
                                                 ==========    ==========    ==========

(1) 1-month LIBOR was 1.88% and 1.87% at March 31, 2002 and December 31, 2001, respectively.

          Notes, Debentures and Other Interest-Bearing Obligations. Notes, debentures and other interest-bearing obligations mature as follows:

                                                                         March 31,        December 31,
                                                                           2002              2001
                                                                        -----------      -------------
2003:
11.875% Notes due October 1.......................................      $    86,800       $    87,025
Loan due September 30 (LIBOR plus 250 basis-points)...............            4,196                --
2004:
Loan due May 24 (LIBOR plus 250 basis points).....................               --             6,235
2005:
12% Subordinated Debentures due June 15...........................           67,000            67,000
11.5% Redeemable Notes due July 1.................................               45                45
                                                                        -----------       -----------
                                                                        $   158,041       $   160,305
                                                                        ===========       ===========

          The $225 decline in the balance of the 11.875% Notes during the three months ended March 31, 2002 is due to repurchases. See "Results of Operations - Extraordinary Gain on Repurchases of Debt, Net of Taxes." In connection with the sale of three assisted living facilities during the three months ended March 31, 2002, we repaid the loan due May 24, 2004 and entered into a new loan due September 30, 2003. The new loan is secured by the loan for $9,153 that we made to facilitate the sale of the assisted living facilities. See "Changes in Financial Condition - Loans, Net" and "- Real Estate Held for Sale."

          Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. The outstanding balance of the 10.875% Capital Securities due August 1, 2027 of $61,159 at March 31, 2002, is unchanged from December 31, 2001. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof (which is incorporated herein by reference).

          Stockholders' Equity. Stockholders' equity decreased $4,516 or 1% during the three months ended March 31, 2002. The decrease was primarily due to a net loss of $(4,492) during the three months ended March 31, 2002. See Consolidated Statements of Changes in Stockholders' Equity of the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

Liquidity, Commitments and Off-Balance Sheet Risks

          Our primary sources of funds for liquidity are:

          o    Deposits
          o    FHLB advances
          o    Securities sold under agreements to repurchase
          o    Lines of credit
          o    Match funded debt
          o Maturities and payments received on loans, securities and advances
          o    Proceeds from sales of assets
          o    Servicing fees


          At March 31, 2002, we were eligible to borrow up to an aggregate of $115,522 from the FHLB of New York (based on the availability of acceptable collateral) and had $69,185 of short duration CMOs pledged as security for any such borrowings. At March 31, 2002, we had contractual relationships with eleven brokerage firms and the FHLB of New York pursuant to which we could obtain funds from securities sales under agreements to repurchase. In addition, under a match funding agreement that we entered into on December 20, 2001, we were eligible to sell advances on loans serviced for others up to a maximum debt balance of $200,000 at any one time. At March 31, 2002, we had $90,994 of bonds-match funded agreements outstanding under this facility, which is expected to mature in December 2003. The sales of advances did not qualify as sales for accounting purposes; therefore, we report them as secured borrowings with pledges of collateral. We will account for additional sales under this facility in the same manner. At March 31, 2002, we also had $257,456 of unrestricted cash and cash equivalents and $74,190 of short duration CMOs which we could use to secure additional borrowings. We had no outstanding FHLB advances at March 31, 2002. Securities we sold under agreements to repurchase from the FHLB amounted to $63,851 at March 31, 2002.

          We continuously monitor our liquidity position and ongoing funding requirements. Among the risks and challenges associated with our funding activities are the following:

o At this time we do not intend to utilize brokered certificates of deposit, a significant portion of which mature during 2002, as a source of funding in the foreseeable future. Scheduled maturities of certificates of deposit for the 12 months ending March 31, 2003, the 12 months ending March 31, 2004 and thereafter amounted to $332,095, $97,641 and $94,471, respectively.
o Expiration of existing collateralized lines of credit at various times through 2002.
o Potential extension of resolution and sale timelines for non-core assets in the current weak economic environment.
o Ongoing cash requirements to fund operations of our holding company and OTX.
o Cash requirements to fund our acquisition of additional servicing rights and related advances, as well as the need to fund the unfinanced portion of our existing servicing advances.

          We believe that our existing sources of liquidity, including internally generated funds, will be adequate to fund our planned activities for the foreseeable future, although there can be no assurances in this regard. We continue to evaluate other sources of liquidity, such as lines of credit from unaffiliated parties, match funded debt and other secured borrowings.

          Our operating activities provided $72,718 and $106,165 of cash flows during the three months ended March 31, 2002 and 2001, respectively. Cash flows were provided primarily by proceeds from the sale of trading securities and maturities and principal repayments received thereon. The decrease in net cash flows provided by operating activities during the three months ended March 31, 2002 as compared to the same period of the prior year, was due primarily to the decrease in cash provided by trading securities offset by an increase in cash used to fund advances on loans and loans serviced for others.

          Our investing activities provided cash flows totaling $53,900 and $93,711 during the three months ended March 31, 2002 and 2001, respectively. During these periods, cash flows from investing activities were used primarily to purchase mortgage servicing rights, fund commitments for loans and make capital improvements to real estate held for investment. Cash flows from investing activities were provided primarily by proceeds from sales of and principal payments received on loans and proceeds from sales of real estate owned, real estate held for sale and real estate held for investment. The decrease in net cash provided by investing activities during the three months ended March 31, 2002 as compared to the same period of the prior year was due primarily to declines in proceeds from the sales of loans and principal payments thereon and from the sales of real estate owned.

          Our financing activities used cash flows of $113,606 and $148,709 during the three months ended March 31, 2002 and 2001, respectively. Cash flows from financing activities were primarily utilized to repay maturing deposits. The decline in cash flow used by financing activities is principally related to a decline in the amount of maturing deposits and a decrease in repurchases of Capital Securities.

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

          At March 31, 2002, we had commitments of $2,227 related to the funding of construction loans. Our management believes that we have adequate resources to fund all such unfunded commitments to the extent required and that substantially all of such unfunded commitments will be funded during 2001. See
Note 9 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference).

          In addition to commitments to extend credit, we are party to various off-balance sheet financial instruments in the normal course of our business in order to manage our interest rate risk and foreign currency exchange rate risk. See Note 5 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference) and "Asset and Liability Management" included in Item 3 herein.

Regulatory Capital and Other Requirements

          See Note 6 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated by reference).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        (Dollars in thousands)
--------------------------------------------------------------------------------

Asset and Liability Management

          Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is our objective to attempt to control risks associated with interest rate and foreign currency exchange rate movements. In general, management's strategy is to match asset and liability balances within maturity categories and to manage foreign currency rate exposure related to our investments in non-U.S. dollar functional currency operations in order to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates and foreign currency exchange rates change over time. Our asset and liability management strategy is formulated and monitored by the Asset/Liability Management Committee ( the "Committee"), which is composed of OCN's directors and officers, in accordance with policies approved by OCN's Board of Directors. The Committee meets to review, among other things, the sensitivity of our assets and liabilities to interest rate changes and foreign currency exchange rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities of investments and borrowings. The Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition.

          The Committee's methods for evaluating interest rate risk include an analysis of our interest rate sensitivity "gap," which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

          The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2002 . The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except:

     o Adjustable-rate loans, performing discount loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature,
     o Fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model that we use and empirical data,
     o Non-performing discount loans reflect the estimated timing of resolutions which result in repayment to us,
     o NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on our detailed studies of each such category of deposit, and
     o Escrow deposits and other non-interest bearing checking accounts, which amounted to $86,381 at March 31, 2002, are excluded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        (Dollars in thousands)
--------------------------------------------------------------------------------

          Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                                                                                 March 31, 2002
                                                     ------------------------------------------------------------------------
                                                                       Four to      More Than
                                                    Within Three       Twelve      One Year to    Three Years
                                                        Months         Months      Three Years      and Over        Total
                                                     ------------  -------------  --------------  ------------   ------------
Rate-Sensitive Assets:
  Interest-earning deposits......................    $     66,747   $         --   $         --   $         --   $     66,747
  Federal funds sold and repurchase agreements...         206,000             --             --             --        206,000
  Trading securities.............................          55,711         70,177         17,699         22,789        166,376
  Loans, net (1).................................          53,502         56,498         40,010            547        150,557
  Investment securities, net.....................           6,584             --             --             --          6,584
  Match funded loans and securities (1)..........           2,058         31,202         11,836         20,200         65,296
                                                     ------------   ------------   ------------   ------------   ------------
   Total rate-sensitive assets...................         390,602        157,877         69,545         43,536        661,560
                                                     ------------   ------------   ------------   ------------   ------------
Rate-Sensitive Liabilities:
  NOW and money market checking deposits.........          13,704            200            428          1,113         15,445
  Savings deposits...............................             104            206            408            726          1,444
  Certificates of deposit........................         160,672        171,237        163,976         27,098        522,983
                                                     ------------   ------------   ------------   ------------   ------------
  Total interest-bearing deposits................         174,480        171,643        164,812         28,937        539,872
  Bond-match funded loan agreements..............         137,575          5,769          5,746             --        149,090
  Securities sold under agreements to repurchase.          63,851             --             --             --         63,851
  Obligations outstanding under lines of credit..         100,651             --             --             --        100,651
  Notes, debentures and other....................           4,196             --         86,800         67,045        158,041
                                                     ------------   ------------   ------------   ------------   ------------
   Total rate-sensitive liabilities..............         480,753        177,412        257,358         95,982      1,011,505
                                                     ------------   ------------   ------------   ------------   ------------
Interest rate sensitivity gap excluding
  financial instruments..........................         (90,151)       (19,535)      (187,813)       (52,446)      (349,945)
Financial Instruments:
Interest rate caps...............................              --             --             47             --             47
Interest rate floors.............................              --             --            158             --            158
                                                     ------------   ------------   ------------   ------------   ------------
Total rate-sensitive financial instruments.......              --             --            205             --            205
                                                     ------------   ------------   ------------   ------------   ------------
Interest rate sensitivity gap including
  financial instruments..........................    $    (90,151)  $    (19,535)  $   (187,608)  $    (52,446)  $   (349,740)
                                                     ============   ============   ============   ============   ============

Cumulative interest rate sensitivity gap.........    $    (90,151)  $   (109,686)  $   (297,294)  $   (349,740)
                                                     ============   ============   ============   ============
Cumulative interest rate sensitivity gap as a
  percentage of total rate-sensitive assets......          (13.63)%       (16.58)%       (44.94)%       (52.87)%

(1)  Balances have not been reduced for non-performing loans.

          We have experienced an increasingly large negative interest rate sensitivity gap in recent years. This change has been the result of both our acquisition of OAC and our change in strategic focus away from capital-intensive businesses and into fee-based sources of income. The result has been an increase in the relative amount of noninterest-bearing assets, such as real estate assets and loan servicing assets that are funded by interest-bearing liabilities. Consequently, the amount of the negative interest rate sensitivity gap may continue to increase as we continue the transition to fee-based businesses.

          The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates and hypothetical interest rate scenarios. An institution's NPV Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in that scenario by the present value of the institution's assets in that same scenario. The hypothetical scenarios are represented by immediate, permanent, parallel movements (shocks) in the term structure of interest rates of plus and minus 100, 200 and

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        (Dollars in thousands)
--------------------------------------------------------------------------------

300 basis points from the actual term structure observed at quarter end. The current NPV Ratio for each of the seven rate scenarios and the corresponding limits approved by OCN's Board of Directors, and as applied to OCN, are as follows at March 31, 2002:

                                            Board Limits              Current
   Rate Shock in basis points          (minimum NPV Ratios)         NPV Ratios
----------------------------------   --------------------------   --------------
            +300                               5.00%                  26.91%
            +200                               6.00%                  26.77%
            +100                               7.00%                  26.65%
               0                               8.00%                  26.52%
            -100                               7.00%                  26.44%
            -200                               6.00%                  26.46%
            -300                               5.00%                  26.54%

          The Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and NPV and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by OCN's Board of Directors, and as applied to OCN. The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with the loan portfolios and securities available for sale are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. The base interest rate scenario assumes interest rates at March 31, 2002 . Actual results could differ significantly from the OCN results estimated in the following table:

                                              Estimated Changes in
                                       ---------------------------------
     Rate Shock in basis points         Net Interest             NPV
------------------------------------   ---------------        ----------
              +300                         24.43%              (0.29)%
              +200                         16.29%              (0.27)%
              +100                          8.14%              (0.12)%
                 0                            --%                 --%
              -100                         (8.14)%              0.30%
              -200                        (16.29)%              1.02%
              -300                        (24.43)%              1.91%

          The Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. These techniques include interest rate exchange or "swap" agreements, interest rate caps and floors and foreign currency futures contracts.

          Interest Rate Risk Management. We have purchased amortizing caps and floors to hedge our interest rate exposure relating to match funded loans and securities. We had entered into caps and floors with an aggregate notional amount of $122,255 and $33,241, respectively, at March 31, 2002, as compared to caps and floors with an aggregate notional amount of $125,933 and $34,101, respectively, at December 31, 2001.

          See Note 5 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference) for additional disclosures regarding our interest rate derivative financial instruments.

          Foreign Currency Exchange Rate Risk Management. We have entered into foreign currency futures to hedge our investments in foreign subsidiaries which own residual interests backed by residential loans originated in the UK and in the shopping center located in Halifax, Nova Scotia.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        (Dollars in thousands)
--------------------------------------------------------------------------------

          Our hedges, the related investments in foreign subsidiaries, and the net exposures as of March 31, 2002 and December 31, 2001 were as follows:

                                             Investment                 Hedge             Net Exposure
                                           --------------          --------------        ---------------
March 31, 2002:
UK residuals.......................        $       24,522          $       24,478        $           44
Nova Scotia Shopping Center........        $       21,613          $       21,732        $         (119)

December 31, 2001:
UK residuals.......................        $       25,535          $       24,754        $          781
Nova Scotia Shopping Center........        $       21,648          $       21,691        $          (43)

          The net exposures are subject to gain or loss if foreign currency exchange rates fluctuate. See the "Foreign Currency Management" section of Note 5 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference) for additional disclosures regarding our foreign currency derivative financial instruments.

Forward-Looking Statements

Certain statements contained herein are not, and certain statements contained in our future filings with the Securities and Exchange Commission (the "Commission"), in our press releases or in the our other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period(s) or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "estimate," "expect," "foresee," "intend," "in the event of," "may," "plan," "propose," "prospect," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although we believe the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, international, national, regional or local economic environments (particularly in the market areas where we operate), government fiscal and monetary policies (particularly in the market areas where we operate), prevailing interest or currency exchange rates, effectiveness of interest rate, currency and other hedging strategies, laws and regulations affecting financial institutions, investment companies and real estate (including regulatory fees, capital requirements, access for disabled persons and environmental compliance), uncertainty of foreign laws and potential political issues related to operations outside of the USA, competitive products, pricing and conditions (including from competitors that have significantly greater resources than our Company), credit, prepayment, basis, default, subordination and asset/liability risks, loan servicing effectiveness, ability to identify acquisitions and investment opportunities meeting our investment strategy, the course of negotiations and the ability to reach agreement with respect to the material terms of any particular transaction, satisfactory due diligence results, satisfaction or fulfillment of agreed upon terms and conditions of closing or performance, the timing of transaction closings, software integration, development and licensing, damage to our computer equipment and the information stored our data centers, availability of and costs associated with obtaining adequate and timely sources of liquidity, ability to repay or refinance indebtedness (at maturity or upon acceleration), to meet collateral calls by lenders (upon re-valuation of the underlying assets or otherwise), to generate revenues sufficient to meet debt service payments and other operating expenses, availability of discount loans and servicing rights for purchase, size of, nature of and yields available with respect to the secondary market for mortgage loans, financial, securities and securitization markets in general, adequacy of allowances for loan losses, changes in real estate conditions (including liquidity, valuation, revenues, rental rates, occupancy levels and competing properties), adequacy of insurance coverage in the event of a loss, other factors generally understood to affect the real estate acquisition, mortgage, servicing and leasing markets, securities investments and the software and technology industry, and other risks detailed from time to time in our reports and filings with the Commission, including our periodic reports on Forms 10-Q, 8-K and 10-K and Exhibit 99.1, titled Risk Factors, to our Form 10-K for the year ended December 31, 2001. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. We do not undertake, and specifically disclaims any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Part II - Other Information

Item 1. Legal Proceedings.

          See "Note 9: Commitments and Contingencies" of Ocwen Financial Coporation's Interim Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

(a)3      Exhibits.

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

     4.4       Amended and Restated Declaration of Trust of Ocwen Capital Trust
               I (4)

     4.5       Form of Capital Security of Ocwen Capital Trust I (Included in
               Exhibit 4.4) (4)

     4.6 Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (4)

     4.7 Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (Included in Exhibit 4.6) (4)

     4.8 Form of Guarantee of the OCN relating to the Capital Securities of Ocwen Capital Trust I (4)

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

    10.5 Second Amendment to Guarantee of Payment, dated as of July 9, 1999, between Salomon Brothers Realty Corp. and Ocwen Partnership, L.P. (12)

    10.6 Indemnity agreement, dated August 24, 1999, among OCN and OAC's Board of Directors (13)

    10.7 Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (13)

    10.8 First Amendment to Agreement, dated March 31, 2000, between HCT Investments, Inc. and OAIC Partnership I, L. P. (13)

    10.9 Form of Separation Agreement and Full Release, dated as of February 28, 2001, by and among Christine A. Reich, Ocwen Federal Bank FSB and Ocwen Financial Corporation (14)

    10.10 Form of Employment Agreement dated as of April 1, 2001, by and between Ocwen Financial Corporation and Arthur D. Ringwald (15)

    10.11 Form of Employment Agreement dated as of August 1, 2001 by and between Ocwen Technology Exchange and Jack Timpe (15)

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

          (4) Incorporated by reference from the similarly described exhibit filed in connection with Ocwen Financial Corporation's Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the Commission on August 6, 1997.

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

          (10) Incorporated by reference from the similarly described exhibit to Ocwen Financial Corporation's Definitive Proxy Statement with respect to Ocwen Financial Corporation's 1998 Annual Meeting of Shareholders filed with the Commission on March 31, 1998.

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

          (15)      Incorporated by reference from the similarly described
                    exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(b)       Reports On Form 8-K Filed During the Quarter Ended March 31, 2002.


          (1) A Form 8-K was filed by OCN on May 7, 2002 that contained a news release announcing Ocwen Financial Corporation's financial results for the quarter ended March 31, 2002.

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

Date:  May 15, 2002