Form 10-Q
period 2002-06-30
OCWEN FINANCIAL CORP
filed 2002-08-14
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Number of shares of Common Stock, $.01 par value, outstanding as of August 9, 2002: 67,336,276 shares

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q

                                    I N D E X
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Interim Consolidated Financial Statements (Unaudited)..............  3

         Consolidated Statements of Financial Condition at June 30, 2002
         and December 31, 2001..............................................  3

         Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001.......................................  4

         Consolidated Statements of Comprehensive (Loss) Income for the
         three and six months ended June 30, 2002 and 2001..................  5

         Consolidated Statement of Changes in Stockholders' Equity for the
         six months ended June 30, 2002.....................................  6

         Consolidated Statements of Cash Flows for the six months ended
         June 30, 2002 and 2001.............................................  7

         Notes to Consolidated Financial Statements.........................  9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................. 20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 53

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 58

Item 4.  Submission of Matters to a Vote of Security Holders................ 58

Item 6.  Exhibits and Reports on Form 8-K................................... 58

Signature................................................................... 61

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                                                  June 30,           December 31,
                                                                                                    2002                 2001
                                                                                              ---------------      ---------------
Assets
  Cash and amounts due from depository institutions .....................................     $        34,213      $        23,076
  Interest earning deposits .............................................................             122,161              111,579
  Federal funds sold and repurchase agreements ..........................................              88,000              126,000
  Trading securities, at fair value:
     Collateralized mortgage obligations (AAA-rated) ....................................              90,338              161,191
     Subordinates, residuals and other securities .......................................              41,210               65,058
  Real estate held for sale .............................................................                  --               13,418
  Investment in real estate .............................................................              59,598              116,896
  Affordable housing properties .........................................................              37,941              102,069
  Loans, net ............................................................................             122,009              185,293
  Match funded assets ...................................................................             159,220              174,351
  Real estate owned, net ................................................................              84,101              110,465
  Premises and equipment, net ...........................................................              47,333               44,589
  Income taxes receivable ...............................................................              20,441               20,842
  Advances on loans and loans serviced for others .......................................             254,734              283,183
  Mortgage servicing rights .............................................................             133,677              101,107
  Other assets ..........................................................................              96,805               72,033
                                                                                              ---------------      ---------------
                                                                                              $     1,391,781      $     1,711,150
                                                                                              ===============      ===============
Liabilities and Stockholders' Equity
  Liabilities
    Deposits ............................................................................     $       441,863      $       656,878
    Escrow deposits on loans and loans serviced for others ..............................              88,773               73,565
    Securities sold under agreements to repurchase ......................................              66,817               79,405
    Bonds - match funded agreements .....................................................             146,214              156,908
    Obligations outstanding under lines of credit .......................................              68,883               84,304
    Notes, debentures and other interest bearing obligations ............................             157,580              160,305
    Accrued interest payable ............................................................               8,794               12,836
    Excess of net assets acquired over purchase price ...................................                  --               18,333
    Accrued expenses, payables and other liabilities ....................................              30,333               28,351
                                                                                              ---------------      ---------------
     Total liabilities ..................................................................           1,009,257            1,270,885
                                                                                              ---------------      ---------------

  Minority interest in subsidiary .......................................................               1,625                   --

  Company obligated, mandatorily redeemable securities of subsidiary trust holding
    solely junior subordinated debentures of the Company ................................              56,249               61,159

  Commitments and contingencies (Note 9)

  Stockholders' equity
   Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares issued and
     outstanding ........................................................................                  --                   --
   Common stock, $.01 par value; 200,000,000 shares authorized; 67,333,477 and 67,289,313                 673                  673
     shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively
   Additional paid-in capital ...........................................................             224,375              224,142
   Retained earnings ....................................................................              99,722              154,412
   Accumulated other comprehensive loss, net of taxes:
     Net unrealized foreign currency translation loss ...................................                (120)                (121)
                                                                                              ---------------      ---------------
       Total stockholders' equity .......................................................             324,650              379,106
                                                                                              ---------------      ---------------
                                                                                              $     1,391,781      $     1,711,150
                                                                                              ===============      ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                                               Three Months                  Six Months
                                                                       ---------------------------   ---------------------------
For the periods ended June 30,                                             2002           2001           2002           2001
---------------------------------------------------------------------  ------------   ------------   ------------   ------------
Net interest expense
  Income ............................................................  $      8,806   $     25,218   $     21,520   $     50,035
  Expense ...........................................................        14,714         24,728         31,110         51,608
                                                                       ------------   ------------   ------------   ------------
  Net interest income (expense) before provision for loan losses ....        (5,908)           490         (9,590)        (1,573)
  Provision for loan losses .........................................        10,732         10,297         11,411         18,417
                                                                       ------------   ------------   ------------   ------------
  Net interest expense after provision for loan losses ..............       (16,640)        (9,807)       (21,001)       (19,990)
                                                                       ------------   ------------   ------------   ------------

Non-interest income
  Servicing and other fees ..........................................        35,848         33,740         71,574         64,857
  Gain (loss) on interest earning assets, net .......................          (996)           422         (2,773)        (1,409)
  Gain on trading and match funded securities, net ..................           161          4,550          2,953          9,739
  Loss on real estate owned, net ....................................       (11,858)        (1,885)       (15,970)        (3,090)
  Loss on other non-interest earning assets, net ....................           (93)          (975)          (841)          (519)
  Net operating gains (losses) on investments in real estate ........       (13,993)           490         (9,339)         3,265
  Amortization of excess of net assets acquired over purchase price .            --          4,583             --          9,166
  Gain on repurchases of debt .......................................         1,070            385          1,074          3,819
  Equity in income of investment in unconsolidated entities .........            40            139             31            184
  Other income ......................................................         2,328          2,437          7,357          4,483
                                                                       ------------   ------------   ------------   ------------
                                                                             12,507         43,886         54,066         90,495
                                                                       ------------   ------------   ------------   ------------
Non-interest expense
  Compensation and employee benefits ................................        19,708         21,309         40,781         42,244
  Occupancy and equipment ...........................................         3,331          3,174          6,045          6,267
  Technology and communication costs ................................         6,009          5,556         11,061         15,704
  Loan expenses .....................................................         3,436          2,835          7,371          7,070
  Net operating losses on investments in affordable housing
    properties ......................................................         6,228          2,756         21,910          7,818
  Amortization of excess of purchase price over net assets acquired .            --            778             --          1,556
  Professional services and regulatory fees .........................         3,172          3,934          7,768          7,750
  Other operating expenses ..........................................         2,615          2,514          4,590          5,303
                                                                       ------------   ------------   ------------   ------------
                                                                             44,499         42,856         99,526         93,712
                                                                       ------------   ------------   ------------   ------------
Distributions on Company-obligated, mandatorily redeemable
    securities of subsidiary trust holding solely junior
    subordinated debentures of the Company ..........................         1,566          1,697          3,229          3,750
                                                                       ------------   ------------   ------------   ------------
Loss before income taxes and effect of change in accounting principle       (50,198)       (10,474)       (69,690)       (26,957)
Income tax expense ..................................................            --         10,967          1,166         18,000
                                                                       ------------   ------------   ------------   ------------
Net loss before effect of change in accounting principle ............       (50,198)       (21,441)       (70,856)       (44,957)
Effect of change in accounting principle, net of taxes ..............            --             --         16,166             --
                                                                       ------------   ------------   ------------   ------------
Net loss ............................................................  $    (50,198)  $    (21,441)  $    (54,690)  $    (44,957)
                                                                       ============   ============   ============   ============

Earnings (loss) per share
  Basic and Diluted
    Net loss before effect of change in accounting principle ........  $      (0.75)  $      (0.32)  $      (1.05)  $      (0.67)
    Effect of change in accounting principle, net of taxes ..........            --             --           0.24             --
                                                                       ------------   ------------   ------------   ------------
    Net loss ........................................................  $      (0.75)  $      (0.32)  $      (0.81)  $      (0.67)
                                                                       ============   ============   ============   ============

Weighted average common shares outstanding ..........................    67,317,005     67,198,359     67,305,747     67,175,361

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (Dollars in thousands)

                                                                              Three Months                 Six Months
                                                                        ------------------------    ------------------------
For the periods ended June 30,                                             2002          2001          2002          2001
---------------------------------------------------------------------   ----------    ----------    ----------    ----------
Net loss.............................................................   $  (50,198)   $  (21,441)   $  (54,690)   $  (44,957)
                                                                        ----------    ----------    ----------    ----------
Other comprehensive loss, net of taxes:
  Change in unrealized foreign currency translation adjustment
    arising during the period (1)....................................          161           363             1          (508)
                                                                        ----------    ----------    ----------    ----------

  Change in accounting principle for derivative financial instruments           --            --            --            59

  Reclassification of gain on derivative financial instruments to
    earnings.........................................................           --            20            --           (59)
                                                                        ----------    ----------    ----------    ----------

  Change in unrealized gain on derivative financial instruments......           --            20            --            --
                                                                        ----------    ----------    ----------    ----------

  Other comprehensive loss...........................................          161           383             1          (508)
                                                                        ----------    ----------    ----------    ----------

Comprehensive loss...................................................   $  (50,037)   $  (21,058)   $  (54,689)   $  (45,465)
                                                                        ==========    ==========    ==========    ==========

(1) Net of tax benefit of $(95) and $106 for the three months ended June 30, 2002 and 2001, respectively, and $15 and $292 for the six months ended June 30, 2002 and 2001, respectively.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                             (Dollars in thousands)

                                                                                                       Accumulated
                                                                                                          Other
                                                     Common Stock          Additional                 Comprehensive
                                             --------------------------      Paid-in     Retained         Loss,
                                                Shares          Amount       Capital     Earnings     Net of Taxes       Total
                                             -------------      -------    -----------   ---------      ----------     ----------
Balances at December 31, 2001.............      67,289,313      $   673    $   224,142   $ 154,412      $     (121)    $  379,106
Net loss..................................              --           --             --     (54,690)             --        (54,690)
Directors' compensation...................          14,026           --             38          --              --             38
Stock options exercised...................          30,138           --            195          --              --            195
Other comprehensive loss, net of taxes:
   Change in unrealized foreign currency
      translation loss....................              --           --             --          --               1              1
                                             -------------      -------    -----------   ---------      ----------     ----------

Balances at June 30, 2002.................      67,333,477      $   673    $   224,375   $  99,722      $     (120)    $  324,650
                                             =============      =======    ===========   =========      ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   OCWEN FINANCIAL COPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

For the six months ended June 30,                                                                     2002            2001
---------------------------------------------------------------------------------------------      -----------     -----------
Cash flows from operating activities
Net loss.....................................................................................      $   (54,690)    $   (44,957)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
  Net cash provided by trading activities....................................................          103,679         244,508
  Premium amortization on securities, net....................................................              574           3,022
  Depreciation and amortization..............................................................           26,836          42,265
  Provision for loan losses..................................................................           11,411          18,417
  Provision for real estate owned............................................................           19,076           9,702
  Loss on interest-earning assets, net.......................................................            2,773           1,409
  Gain on trading and match funded securities................................................           (2,953)         (9,739)
  Loss on sale of other non-interest earning assets..........................................              841             519
  Impairment charges on investment in real estate............................................           15,317           1,471
  Provision for losses on affordable housing properties......................................           21,294           6,993
  Gain on sale of real estate owned, net.....................................................           (2,563)         (9,523)
  Gain on repurchase of long-term debt.......................................................           (1,074)         (3,819)
  Effect of change in accounting principle before taxes......................................          (15,000)             --
  Decrease in income taxes receivable........................................................              401           1,849
  (Increase) decrease in advances and match funded advances on loans and loans serviced for
    others...................................................................................           29,974        (117,455)
  (Increase) decrease in other assets, net...................................................            8,669         (28,770)
  Decrease in accrued expenses, interest payable and other liabilities.......................           (1,743)        (13,848)
                                                                                                   -----------     -----------
Net cash provided (used) by operating activities.............................................          162,822         102,044
                                                                                                   -----------     -----------

Cash flows from investing activities
  Principal payments received on match funded loans..........................................            9,971          14,901
  Investment in affordable housing properties................................................           (3,288)         (8,335)
  Proceeds from sales of affordable housing properties.......................................           11,524          34,044
  Purchase of mortgage servicing rights......................................................          (56,997)        (43,263)
  Proceeds from sales of loans...............................................................           45,394         151,887
  Proceeds from sale of real estate held for sale............................................            4,779           1,000
  Proceeds from sales of real estate held for investment.....................................           47,686           7,034
  Purchase, originations and funded commitments of loans, net of undisbursed loan funds......           (8,334)        (20,120)
  Capital improvements to real estate held for investment....................................           (7,627)           (810)
  Principal payments received on loans.......................................................           15,157          47,008
  Proceeds from sale of real estate owned....................................................           18,741          69,663
  Capital improvements to real estate owned..................................................           (1,592)         (7,246)
  Additions to premises and equipment........................................................           (9,112)         (3,858)
                                                                                                   -----------     -----------
Net cash provided (used) by investing activities.............................................           66,302         241,905
                                                                                                   -----------     -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (Dollars in thousands)

For the six months ended June 30,                                                                 2002           2001
-------------------------------------------------------------------------------------------    -----------    -----------
Cash flows from financing activities
  Decrease in deposits and escrow deposits on loans and loans serviced for others..........       (199,807)      (213,997)
  Decrease in securities sold under agreements to repurchase...............................        (12,588)            --
  Proceeds from (repayment of) obligations under lines of credit, net......................        (15,421)        71,612
  Payments on bonds-match funded agreements, net...........................................        (11,220)       (26,672)
  Repurchase of Capital Securities.........................................................         (3,796)       (14,247)
  Repurchases of notes.....................................................................           (728)        (4,267)
  Repayment of other interest bearing obligations, net.....................................         (1,997)            --
  Exercise of stock options................................................................            152            784
                                                                                               -----------    -----------
Net cash provided (used) by financing activities...........................................       (245,405)      (186,787)
                                                                                               -----------    -----------

Net increase (decrease) in cash and cash equivalents.......................................        (16,281)       157,162
Cash and cash equivalents at beginning of period...........................................        260,655        153,736
                                                                                               -----------    -----------
Cash and cash equivalents at end of period.................................................    $   244,374    $   310,898
                                                                                               ===========    ===========

Reconciliation of cash and cash equivalents at end of period
  Cash and amounts due from depository institutions........................................    $    34,213    $    52,381
  Interest-earning deposits................................................................        122,161          9,517
  Federal funds sold and repurchase agreements.............................................         88,000        249,000
                                                                                               -----------    -----------
                                                                                               $   244,374    $   310,898
                                                                                               ===========    ===========

Supplemental disclosure of cash flow information
Cash paid during the period for
  Interest.................................................................................    $    35,152    $    53,989
                                                                                               ===========    ===========
  Income tax payments......................................................................    $        32    $     2,461
                                                                                               ===========    ===========

Supplemental schedule of non-cash investing and financing activities
  Real estate owned acquired through foreclosure...........................................    $     7,572    $    40,545
                                                                                               ===========    ===========
  Exchange of real estate held for sale for loans..........................................    $     9,153    $        --
                                                                                               ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


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

         The Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision ("OTS"). Ocwen is a registered savings and loan holding company under the Home Owner's Loan Act and as such is also regulated by the OTS.

         In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our financial condition at June 30, 2002 and December 31, 2001, the results of our operations for the three and six months ended June 30, 2002 and 2001, our comprehensive loss for the three and six months ended June 30, 2002 and 2001, our changes in stockholders' equity for the six months ended June 30, 2002 and our cash flows for the six months ended June 30, 2002 and 2001, respectively. The results of operations and other data for the three and six month periods ended June 30, 2002 and 2001, are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2002. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the prior periods' interim consolidated financial statements to conform to the June 30, 2002 presentation.

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


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Excess of Cost over Net Assets Acquired

         We report the excess of purchase price over net assets of acquired businesses ("goodwill") at cost. Prior to our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, we amortized goodwill on a straight-line basis over the estimated future periods to be benefited, ranging from 3 to 7 years. Effective January 1, 2002 we no longer amortize our goodwill, but do review the carrying value at least annually for impairment in accordance with the provisions of SFAS No. 142.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


         The following tables restate the prior period for the effect of the adoption of SFAS No. 142:

                                                                                   Three Months                 Six Months
                                                                            -------------------------   -------------------------
For the periods ended June 30,                                                  2002          2001          2002          2001
--------------------------------------------------------------------------  -----------   -----------   -----------   -----------
Loss before effect of change in accounting principle .....................  $   (50,198)  $   (21,441)  $   (70,856)  $   (44,957)
Adjustments related to adoption of SFAS No. 142:
  Deduct amortization of excess of net assets acquired over purchase price           --        (4,583)           --        (9,166)
  Add back amortization of goodwill ......................................           --           778            --         1,556
  Add back amortization of intellectual property .........................           --           265            --           530
                                                                            -----------   -----------   -----------   -----------
    Total adjustments ....................................................           --        (3,540)           --        (7,080)
                                                                            -----------   -----------   -----------   -----------
Adjusted loss before effect of change in accounting principle ............  $   (50,198)  $   (24,981)  $   (70,856)  $   (52,037)
                                                                            ===========   ===========   ===========   ===========

Net loss .................................................................  $   (50,198)  $   (21,441)  $   (54,690)  $   (44,957)
Adjustments related to adoption of SFAS No. 142:
  Deduct amortization of excess of net assets acquired over purchase price           --        (4,583)           --        (9,166)
  Add back amortization of goodwill ......................................           --           778            --         1,556
  Add back amortization of intellectual property .........................           --           265            --           530
                                                                            -----------   -----------   -----------   -----------
    Total adjustments ....................................................           --        (3,540)           --        (7,080)
                                                                            -----------   -----------   -----------   -----------
Adjusted net loss ........................................................  $   (50,198)  $   (24,981)  $   (54,690)  $   (52,037)
                                                                            ===========   ===========   ===========   ===========

Earnings (loss) per share:
Loss before effect of change in accounting principle .....................  $     (0.75)  $     (0.32)  $     (1.05)  $     (0.67)
Adjustments related to adoption of SFAS No. 142:
  Deduct amortization of excess of net assets acquired over purchase price           --         (0.07)           --         (0.14)
  Add back amortization of goodwill and intellectual property ............           --          0.02            --          0.04
                                                                            -----------   -----------   -----------   -----------
Adjusted loss before effect of change in accounting principle ............  $     (0.75)  $     (0.37)  $     (1.05)  $     (0.77)
                                                                            ===========   ===========   ===========   ===========

Net loss .................................................................  $     (0.75)  $     (0.32)  $     (0.81)  $     (0.67)
Adjustments related to adoption of SFAS No. 142:
  Deduct amortization of excess of net assets acquired over purchase price           --         (0.07)           --         (0.14)
  Add back amortization of goodwill and intellectual property ............           --          0.02            --          0.04
                                                                            -----------   -----------   -----------   -----------
Adjusted net loss ........................................................  $     (0.75)  $     (0.37)  $     (0.81)  $     (0.77)
                                                                            ===========   ===========   ===========   ===========

Weighted average common shares outstanding ...............................   67,317,005    67,198,359    67,305,747    67,175,361

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

         In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4 required that gains or losses from the extinguishment of debt, net of taxes, be reported as an extraordinary item in the statement of

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


operations. We immediately adopted the provisions of SFAS No. 145 as they relate to the rescission of SFAS No. 4.

         Effective with the rescission of SFAS No. 4, the reporting of gains or losses from the extinguishment of debt are reported as a component of non-interest income in the statement of operations. Results of operations for prior periods have been reclassified to conform with this presentation.


NOTE 4: COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

         In August 1997, the Ocwen Capital Trust ("OCT") issued $125,000 of 10.875% Capital Securities (the "Capital Securities"). Proceeds from the issuance of the Capital Securities were invested in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. To date, OCT has repurchased $68,751 of its Capital Securities. During the six months ended June 30, 2002, OCT repurchased $4,910 of its Capital Securities in the open market resulting in a gain of $1,074.

         Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1,000 per Capital Security. Payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, are guaranteed by OCN to the extent OCT has funds available. If OCN does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Accumulated distributions payable on the Capital Securities amounted to $2,549 and $2,771 at June 30, 2002 and December 31, 2001, respectively, and are included in accrued interest payable.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


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

         In connection with the issuance of the Capital Securities, we incurred certain costs, which have been capitalized and are being amortized over the term of the Capital Securities. The unamortized balance of these issuance costs amounted to $1,879 and $2,083 at June 30, 2002 and December 31, 2001, respectively, and is included in other assets.


NOTE 5:  DERIVATIVE FINANCIAL INSTRUMENTS

         We use derivative financial instruments for the purpose of managing our exposure to adverse fluctuations in interest and foreign currency exchange rates.

Interest Rate Management

         We have purchased amortizing caps and floors to hedge our interest rate exposure relating to our match funded loans and securities. During 2001, we determined that these caps and floors no longer qualified for hedge accounting; therefore, changes in fair value are recorded in the income statement. The terms of these outstanding caps and floors at June 30, 2002 and December 31, 2001 are as follows:

                                        Notional
                                         Amount              Maturity              Index          Strike Rate      Fair Value
                                   ------------------    ---------------    -----------------    --------------    ----------
June 30, 2002:
Caps...........................         $     118,675     October 2003         LIBOR 1-Month           7.00%       $        6
Floors.........................         $      32,404     October 2003          CMT 2-Year             4.35               349
                                                                                                                   ----------
                                                                                                                   $      355
                                                                                                                   ==========
December 31, 2001:
Caps...........................         $     125,933     October 2003         LIBOR 1-Month           7.00%       $      104
Floors.........................         $      34,100     October 2003          CMT 2-Year             4.35               300
                                                                                                                   ----------
                                                                                                                   $      404
                                                                                                                   ==========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


Foreign Currency Management

         We enter into foreign currency derivatives to hedge our investments in foreign subsidiaries that own residual interests backed by residential loans originated in the UK ("UK residuals") and in the shopping center located in Halifax, Nova Scotia (the "Nova Scotia Shopping Center"). It is our policy to periodically adjust the amount of foreign currency derivative contracts we have entered into in response to changes in our recorded investments in these assets. As hedges of our investment in foreign operations, changes in the fair value of these contracts are included in the net unrealized foreign currency translation adjustment in accumulated other comprehensive income. The following table sets forth the terms and values of these foreign currency financial instruments at June 30, 2002 and December 31, 2001:

                                                                                                    Strike
                                               Position         Maturity        Notional Amount      Rate         Fair Value
                                             ------------    --------------    -----------------   ---------    --------------
June 30, 2002:
Canadian Dollar currency futures...........   Short          September 2002     C$       11,400     $0.6598       $       14

British Pound currency futures.............   Short          September 2002     (pound)  16,938     $1.4680             (955)
                                                                                                                  ----------
                                                                                                                  $     (941)
                                                                                                                  ==========
December 31, 2001:
Canadian Dollar currency futures...........   Short          March 2002         C$       34,000     $0.6380       $      353

British Pound currency futures.............   Short          March 2002         (pound)  17,250     $1.4350             (235)
                                                                                                                  ----------
                                                                                                                  $      118
                                                                                                                  ==========

NOTE 6:  REGULATORY REQUIREMENTS

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. The Bank must follow specific capital guidelines stipulated by the OTS that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At June 30, 2002, the minimum regulatory capital requirements were:

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

         At June 30, 2002, the Bank was "well capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be categorized as "well capitalized," the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the following table. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since June 30, 2002 that management believes have changed the institution's category.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


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

         The following table summarizes the Bank's actual and required regulatory capital at June 30, 2002:

                                                                                                   To Be Well
                                                                                                   Capitalized        Committed
                                                                        Minimum For Capital   For Prompt Corrective    Capital
                                                        Actual           Adequacy Purposes      Action Provisions    Requirements
                                                 --------------------   -------------------   ---------------------  ------------
                                                  Ratio      Amount      Ratio     Amount      Ratio      Amount        Ratio
                                                 -------   ----------   -------  ----------   -------   -----------  ------------
Stockholders' equity, and ratio to total assets   14.99%   $  160,936
Non-includable subsidiary......................                  (651)
Disallowed deferred tax assets.................                  (768)
                                                           ----------
Tier 1 (core) capital and ratio to adjusted
   total assets................................   14.88%      159,517     4.00%  $   42,886      5.00%  $  53,608        9.00%
                                                                                 ==========             =========
Non-mortgage servicing assets..................                (3,109)
                                                           ----------
Tangible capital and ratio to tangible assets..   14.63%   $  156,408     1.50%   $  16,036
                                                           ==========             =========
Tier 1 capital and ratio to risk-weighted
   assets......................................   18.73%   $  159,517                            6.00%  $  51,104
                                                           ----------                                   =========
Allowance for loan and lease losses............                10,713
Qualifying subordinated debentures.............                26,800
                                                           ----------
Tier 2 capital.................................                37,513
                                                           ----------
Total risk-based capital and ratio to risk-
   weighted assets.............................   23.13%   $  197,030     8.00%    $  68,138    10.00%   $  85,173      13.00%
                                                           ==========              =========             =========

Total regulatory assets........................            $1,073,604
                                                           ==========

Adjusted total assets..........................            $1,072,160
                                                           ==========

Tangible assets................................            $1,069,051
                                                           ==========

Risk-weighted assets...........................            $  851,728
                                                           ==========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


NOTE 7:  NET INTEREST INCOME (EXPENSE) BEFORE PROVISION FOR LOAN LOSSES

                                                                                   Three Months                 Six Months
For the periods ended June 30,                                                  2002          2001          2002          2001
--------------------------------------------------------------------------   ----------    ----------     ---------     ---------
Interest income:
  Federal funds sold and repurchase agreements............................   $      693    $    2,454     $   1,272     $   4,098
  Trading securities......................................................        4,159         4,174         8,517         9,873
  Investment securities and other.........................................           69           251           161           598
  Match funded loans and securities.......................................        1,808         2,737         4,057         5,220
  Loans...................................................................        2,077        15,602         7,513        30,246
                                                                             ----------    ----------     ---------     ---------
                                                                                  8,806        25,218        21,520        50,035
                                                                             ----------    ----------     ---------     ---------
Interest expense:
  Deposits................................................................        7,082        16,307        15,699        34,379
  Securities sold under agreements to repurchase..........................           71            --           198            --
  Bonds - match funded agreements.........................................        1,807         1,742         3,716         4,708
  Obligations outstanding under lines of credit...........................        1,107         1,737         2,149         2,456
  Notes, debentures and other interest bearing obligations................        4,647         4,942         9,348        10,065
                                                                             ----------    ----------     ---------     ---------
                                                                                 14,714        24,728        31,110        51,608
                                                                             ----------    ----------     ---------     ---------
  Net interest income (expense) before provision for loan losses..........   $   (5,908)   $      490     $  (9,590)    $  (1,573)
                                                                             ==========    ==========     =========     =========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


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

                                                      Net
                                                   Interest     Provision        Non-          Non-       Pre-Tax
                                                    Income      for Loan       Interest     Interest       Income        Total
                                                  (Expense)      Losses         Income       Expense       (Loss)        Assets
                                                 -----------   -----------   -----------   -----------   -----------   -----------
At or for the three months ended June 30, 2002:
Residential Loan Servicing ....................  $    (4,335)  $        --   $    30,423   $    18,005   $     8,083   $   497,612
OTX ...........................................           --            --         1,612         6,516        (4,904)        9,276
Ocwen Realty Advisors .........................           --            --         3,518         3,018           499           451
Unsecured Collections .........................           --          (186)        2,851         1,898         1,139           312
Residential Discount Loans ....................        1,677          (165)           73         1,305           609        54,461
Commercial Finance ............................       (2,738)        7,313       (25,968)        2,304       (38,324)      257,182
Affordable Housing ............................       (1,177)        3,770            65         6,794       (11,675)       94,803
Subprime Finance ..............................        2,392            --          (235)        1,841           316        53,001
Corporate items and other .....................       (1,727)           --           168         2,818        (5,941)      424,683
                                                 -----------   -----------   -----------   -----------   -----------   -----------
                                                 $    (5,908)  $    10,732   $    12,507   $    44,499   $   (50,198)  $ 1,391,781
                                                 ===========   ===========   ===========   ===========   ===========   ===========

At or for the three months ended June 30, 2001:
Residential Loan Servicing ....................  $    (4,517)  $        --   $    30,876   $    17,850   $     8,509   $   347,970
OTX ...........................................         (111)           --           252         7,932        (7,790)       15,651
Ocwen Realty Advisors .........................           --            --         2,385         2,181           205           872
Unsecured Collections .........................           42           781           477         1,878        (2,141)        2,983
Residential Discount Loans ....................        5,092         7,677            62         2,019        (4,542)      250,165
Commercial Finance ............................        1,407         1,851           451         3,168        (3,161)      494,036
Affordable Housing ............................       (2,158)          (12)       (1,119)        3,697        (6,964)      142,262
Subprime Finance ..............................          699            --         4,020           887         3,832        97,435
Corporate items and other .....................           36            --         6,482         3,244         1,578       645,851
                                                 -----------   -----------   -----------   -----------   -----------   -----------
                                                 $       490   $    10,297   $    43,886   $    42,856   $   (10,474)  $ 1,997,225
                                                 ===========   ===========   ===========   ===========   ===========   ===========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                    Net
                                                 Interest     Provision        Non-          Non-       Pre-Tax
                                                  Income      for Loan       Interest     Interest       Income        Total
                                                (Expense)      Losses         Income       Expense       (Loss)        Assets
                                               -----------   -----------   -----------   -----------   -----------   -----------
At or for the six months ended June 30, 2002:
Residential Loan Servicing ..................  $    (8,737)  $        --   $    60,587   $    36,218   $    15,631   $   497,612
OTX .........................................           --            --         3,143        13,329       (10,186)        9,276
Ocwen Realty Advisors .......................           --            --         7,628         6,609         1,019           451
Unsecured Collections .......................           --          (251)        5,465         3,633         2,083           312
Residential Discount Loans ..................        4,049        (2,302)       (1,768)        2,862         1,720        54,461
Commercial Finance ..........................       (3,588)       10,025       (24,606)        4,523       (42,744)      257,182
Affordable Housing ..........................       (2,872)        3,939           312        23,161       (29,658)       94,803
Subprime Finance ............................        4,143            --         3,170         2,505         4,809        53,001
Corporate items and other ...................       (2,585)           --           135         6,686       (12,364)      424,683
                                               -----------   -----------   -----------   -----------   -----------   -----------
                                               $    (9,590)  $    11,411   $    54,066   $    99,526   $   (69,690)  $ 1,391,781
                                               ===========   ===========   ===========   ===========   ===========   ===========

At or for the six months ended June 30, 2001:
Residential Loan Servicing ..................  $    (8,188)  $        --   $    57,786   $    32,577   $    17,021   $   347,970
OTX .........................................         (263)           --           991        22,286       (21,558)       15,651
Ocwen Realty Advisors .......................           --            --         5,109         4,762           346           872
Unsecured Collections .......................           36         1,522           922         3,775        (4,341)        2,983
Residential Discount Loans ..................        8,213         9,279        (1,359)        3,874        (6,299)      250,165
Commercial Finance ..........................         (433)        7,595         4,829         7,974       (11,175)      494,036
Affordable Housing ..........................       (4,204)           21          (541)       10,049       (14,816)      142,262
Subprime Finance ............................          601            --         6,325         1,374         5,551        97,435
Corporate items and other ...................        2,665            --        16,433         7,041         8,314       645,851
                                               -----------   -----------   -----------   -----------   -----------   -----------
                                               $    (1,573)  $    18,417   $    90,495   $    93,712   $   (26,957)  $ 1,997,225
                                               ===========   ===========   ===========   ===========   ===========   ===========


NOTE 9:  COMMITMENTS AND CONTINGENCIES

         At June 30, 2002, we had commitments of $1,151 to fund construction loans (including loans accounted for as investments in real estate) secured by multi-family and commercial properties. In addition, we had commitments under outstanding letters of credit in the amount of $210. Through our investment in subordinated securities and subprime residuals, which had a fair value of $41,210 at June 30, 2002, we support senior classes of securities.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2002
                  (Dollars in thousands, except per share data)
--------------------------------------------------------------------------------


         The former owners of Admiral Home Loan filed a Demand for Arbitration against OCN and William C. Erbey claiming damages in the amount of $21,250 based on alleged breaches of the 1997 acquisition agreement pursuant to which a subsidiary of OCN acquired all of the assets of Admiral Home Loan. Although litigation is always uncertain, the Respondents believe the claims are without merit. Discovery continues and the matter is set for binding arbitration before a three-person panel in February, 2003.

         In the first quarter of 2002, we disclosed that the New Jersey Housing and Mortgage Finance Agency challenged the receipt of previously allocated federal low income housing tax credits for an affordable housing development in which we invested as a limited partner. The general partner contested this challenge, which stemmed from issues regarding the timely submission of various supporting documents related to the project. Although we could have incurred a loss of $3,000 to $7,000, the general partner was successful in contesting the challenge, and we incurred no loss related to this challenge.

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

         Ocwen is a registered savings and loan holding company subject to regulation by the OTS. The Bank is subject to regulation by the OTS, its chartering authority, and by the Federal Deposit Insurance Corporation (the "FDIC") as a result of its membership in the Savings Association Insurance Fund, which insures the Bank's deposits up to the maximum extent permitted by law. The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System and is currently a member of the Federal Home Loan Bank ("FHLB") of New York, one of the 12 regional banks that comprise the FHLB System.

         The following discussion of our consolidated financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 herein (which is incorporated herein by reference).

Selected Consolidated Financial Information                                    June 30,           December 31,     Increase
                                                                                 2002                 2001        (Decrease)
                                                                            --------------      --------------    ----------
Balance Sheet Data
Total assets...........................................................     $    1,391,781      $    1,711,150       (19)%
Trading securities, at fair value......................................            131,548             226,249       (42)
Affordable housing properties..........................................             37,941             102,069       (63)
Loans, net.............................................................            122,009             185,293       (34)
Match funded assets, net...............................................            159,220             174,351        (9)
Real estate owned, net.................................................             84,101             110,465       (24)
Investments in real estate and real estate held for sale...............             59,598             116,896       (49)
Advances on loans and loans serviced for others........................            254,734             283,183       (10)
Mortgage servicing rights..............................................            133,677             101,107        32
Deposits and escrow deposits on loans and loans serviced for others....            530,636             730,443       (27)
Bonds-match funded agreements..........................................            146,214             156,908        (7)
Borrowings and other interest-bearing obligations......................            293,280             324,014        (9)
Company-obligated mandatorily redeemable securities of subsidiary trust
     holding solely junior subordinated debentures of the Company......             56,249              61,159        (8)
Stockholders' equity...................................................            324,650             379,106       (14)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                   At or for the Three Months Ended June 30,
                                                                                  -------------------------------------------
                                                                                                                  Favorable
                                                                                     2002            2001       (Unfavorable)
                                                                                  ----------     -----------    -------------
Operations Data
Net interest income (expense)...............................................      $   (5,908)    $       490       (1,306)%
Provision for loan losses...................................................          10,732          10,297           (4)%
Non-interest income.........................................................          12,507          43,886          (72)%
Non-interest expense........................................................          44,499          42,856           (4)%
Distributions on Capital Securities.........................................           1,566           1,697            8%
Income tax expense..........................................................              --          10,967          100%
Net loss....................................................................         (50,198)        (21,441)        (134)%

Per Common Share
Net loss:
   Basic....................................................................      $    (0.75)    $     (0.32)        (134)%
   Diluted..................................................................           (0.75)          (0.32)        (134)%
Stock price:
   High.....................................................................      $     7.50     $     10.44          (28)%
   Low .....................................................................            5.31            8.54          (38)%
   Close....................................................................            5.50           10.25          (46)%

Key Ratios
Annualized return on average assets.........................................          (13.08)%         (4.11)%       (218)%
Annualized return on average equity.........................................          (57.04)         (18.19)        (214)%
Efficiency ratio (1)........................................................          674.33           96.57         (598)%
Core (leverage) capital ratio...............................................           14.88           12.87          16%
Risk-based capital ratio....................................................           23.13           20.15          15%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                    At or for the Six Months Ended June 30,
                                                                                  -------------------------------------------
                                                                                                                  Favorable
                                                                                     2002            2001       (Unfavorable)
                                                                                  ----------     -----------    -------------
Operations Data
Net interest expense........................................................      $   (9,590)     $   (1,573)        (510)%
Provision for loan losses...................................................          11,411          18,417           38%
Non-interest income.........................................................          54,066          90,495          (40)%
Non-interest expense........................................................          99,526          93,712           (6)%
Distributions on Capital Securities.........................................           3,229           3,750           14%
Income tax expense..........................................................           1,166          18,000           94%
Effect of change in accounting principle, net of taxes......................          16,166              --          100%
Net loss....................................................................         (54,690)        (44,957)         (22)%

Per Common Share
Net loss:
   Basic....................................................................      $    (0.81)    $     (0.67)         (21)%
   Diluted..................................................................           (0.81)          (0.67)         (21)%
Stock price:
   High.....................................................................      $     8.48     $     10.44          (19)%
   Low .....................................................................            5.31            5.44           (2)%

Key Ratios
Annualized return on average assets.........................................           (6.90)%         (4.19)%        (65)%
Annualized return on average equity.........................................          (29.76)         (18.56)         (60)%
Efficiency ratio (1)........................................................          223.77          105.39         (112)%

(1) The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses, non-interest income and equity in income (losses) of investment in unconsolidated entities.


Overview of Risks and Related Critical Accounting Policies

         For the past several years, we have been undergoing a fundamental transition in the nature of our business. We are exiting our capital-intensive businesses and growing our fee-based revenue sources. Both of these strategies are affected by risks in the marketplace, and our ability to measure and report our operating results and financial position is heavily impacted by the need to estimate the impact or outcome of these risks or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks; an understanding of these policies is fundamental to understanding Management's Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 and in Note 2 of our Interim Consolidated Financial Statements (which are incorporated herein by reference). The following is a summary of our more subjective and complex accounting policies, as they relate to our overall business strategy.

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

         Real estate-related assets include real estate owned, investments in real estate, and investments in affordable housing properties. These assets are carried at different bases by asset class and at different amounts within each asset class, depending on whether the assets are classified as held for investment or held for sale. In addition, all of these assets are subject to ongoing impairment tests using various impairment methodologies that differ by asset class. In general, none of the assets have readily determinable fair values based on quoted market prices. In certain cases, we utilize appraisals or other market value estimates, in conjunction with estimates of completion costs or costs of disposition, to determine asset values. In other cases, we value these assets based on future cash flow analyses. These cash flow analyses involve assumptions such as discount rates, anticipated rents received, etc. that are highly subject to management judgment and estimation. Our task of estimation is even more challenging given the current risks in the economic

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

environment, which can result in material and sometimes rapid changes in valuation estimates. Individual assumptions between and within asset classes can vary significantly, with variances in assumptions resulting in substantially different asset values.

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

         Our most significant area of growth during the past year has been our residential loan servicing business, which virtually doubled the transaction volumes processed during the course of 2001. Inherent in our growth of this business has been an increase in purchased mortgage servicing rights, an intangible asset representing the present value of the right to service loans in a portfolio. Our ability to continue to expand the business at this rate may be limited by liquidity or regulatory constraints. The most critical accounting policy for this business line is the methodology we use to determine the valuation of mortgage servicing rights. Application of this methodology requires the development of a number of estimates, including anticipated amortization and periodic revaluation. Both our initial and ongoing valuations and the rate of amortization of mortgage servicing rights are significantly affected by interest rates, prepayment speeds and the payment performance of the underlying loans. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. We amortize mortgage servicing rights over the period of estimated net servicing income based on our projections of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted periodically based on actual results and updated projections.

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

         Another risk factor affecting all of our business lines is the determination of our overall tax provision. This is a complex task and requires extensive judgment, particularly in evaluating the realizability of the gross deferred tax assets in the near term. During 2001 we recorded a substantial increase to our valuation allowance, and as of June 30, 2002 our remaining net deferred tax asset amounted to $8,720. The evaluation of the need for a valuation allowance takes into consideration our recent earnings history, current tax position, and estimates of taxable income in the near term. The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes (e.g., capital losses and tax credits) must also be considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to realizability of the deferred tax assets. The determination of the amount of the aggregate valuation allowance is based on scenario analyses of the projected results of operations by line of business resulting in a range of potential valuation allowances, within which a final amount is determined.

Results of Operations

         General. We recorded a net loss of $(50,198) for the second quarter of 2002, as compared to a net loss of $(21,441) for the second quarter of 2001. Our loss per share was $(0.75) for the second quarter of 2002, as compared with a loss per share of $(0.32) for the second quarter of 2001. For the first six months of 2002 we recorded a net loss of $(54,690) or $(0.81) per share compared to a net loss of $(44,957) or $(0.67) per share for the first six months of 2001. The loss for the second quarter of 2002 includes $45,191 of loss provisions and impairment charges on our remaining assets not associated with our core loan servicing and technology businesses (non-core assets), reflecting an increase in reserve levels. During 2002, we have continued our transition in business strategy from capital-intensive businesses to fee-based businesses: loan servicing and technology solutions for the mortgage and real estate industries. Our results reflect growth in our residential loan servicing businesses, continued investment in the development of our technology products,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

cessation of loan origination and acquisition activities and continuing sales of non-core assets. The following table presents a summary of our non-core assets that remain to be sold.

                                                                             June 30,         March 31,       December 31,
                                                                               2002              2002             2001
                                                                            ------------     ------------      ------------
Loans, net:
   Affordable housing...................................................    $     11,882     $     15,198      $     17,215
   All other............................................................         110,127          135,359           168,078
Real estate held for sale...............................................              --               --            13,418
Investment in real estate...............................................          59,598           91,664           116,896
Real estate owned, net..................................................          84,101          100,490           110,465
Subordinates, residuals and other trading securities....................          41,210           39,899            65,058
Affordable housing properties (1).......................................          18,877           19,729            52,176
                                                                            ------------     ------------      ------------
                                                                            $    325,795     $    402,339      $    543,306
                                                                            ============     ============      ============

(1) Excludes those properties subject to completed sales contracts that have not met accounting criteria for sales treatment.

         The combined results of our core business segments, Residual Loan Servicing, OTX, Ocwen Realty Advisors and Unsecured Collections improved in both the three and six month periods ended June 30, 2002 as compared to the same periods of the prior year. See "Segment Profitability" below. Results for the first six months of 2002 included a net increase to income during the first quarter of $16,166 from the adoption of SFAS No. 141 and No. 142. This is comprised of a credit to income of $18,333 for the reversal of the unamortized balance of the excess of net assets acquired over purchase price and a write-down of $2,167 (net of tax benefit of $1,166) of unamortized goodwill and intangible assets at OTX.

         Segment Profitability. The following is a discussion of the income
(loss) before income taxes and effect of change in accounting principle of each of our reportable segments for the three and six months ended June 30, 2002 and 2001:

o Residential Loan Servicing. Segment income declined from $8,509 for the three months ended June 30, 2001 to $8,083 for the three months ended June 30, 2002. Residential servicing and other fees amounted to $29,869 for the three months ended June 30, 2002 as compared to $30,484 for the same period of the prior year. Although gross servicing fees increased during the second quarter of 2002 as compared to 2001 as a result of continued growth, the increase in servicing fees was offset by an increase in amortization of servicing rights. The average balance of residential loans we service for others amounted to $24,794,375 and $12,880,434 for the three months ended June 30, 2002 and 2001, respectively. Results for 2002 continue to be impacted negatively by lower earnings on collection account or float balances as a result of the lower short-term interest rate environment we have experienced since the first quarter of 2001. See "Non-Interest Income
     - Servicing and Other Fees."

     Segment income declined from $17,021 for the six months ended June 30, 2001 to $15,631 for the six months ended June 30, 2002. Results for 2002 include a provision of $1,000 in the first quarter related to a pending settlement of a class action litigation claim. Residential servicing and other fees amounted to $59,466 for the six months ended June 30, 2002 as compared to $57,439 for the same period of the prior year, reflecting continued growth in residential loans we service for others. The average balance of residential loans we service for others amounted to $23,850,396 and $11,780,930 for the six months ended June 30, 2002 and 2001, respectively. Offsetting the increase in servicing and other fees was a $2,641 increase in non-interest expenses (excluding the $1,000 litigation reserve noted above) for the six months ended June 30, 2002 as compared to the same period of the prior year.

o OTX. Segment losses declined from $(7,790) for the three months ended June 30, 2001 to $(4,904) for the same period in 2002.The net losses incurred by OTX reflect our continuing investment in the development and marketing of our technology businesses. Non-interest expenses for the three months ended June 30, 2002 declined by $1,416 as compared to the same period of the prior year. Non-interest expense for the three months ended June 30, 2001 included $1,043 of goodwill and intellectual property amortization that has not been recognized in 2002 as a result of the adoption of SFAS No. 142 on January 1,2002.

     Segment losses declined from $(21,558) for the six months ended June 30, 2001 to $(10,186) for the same period in 2002. Non-interest expenses for the six months ended June 30, 2002 declined by $8,957 as compared to the same period of the prior year. Losses for the six months ended June 30, 2001 included $4,685 of nonrecurring expenses in the first quarter, including $3,185 for a payment due in connection with the 1997 acquisition of Amos, Inc. Non-interest expense for the first six months of 2001 also

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

     included $2,086 of goodwill and intellectual property amortization that has not been recognized in 2002 as a result of the adoption of SFAS No. 142.

o Ocwen Realty Advisors. Segment income was $499 and $205 for the three months ended June 30, 2002 and 2001, respectively, and $1,019 and $346 for the six months ended June 30, 2002 and 2001, respectively. Through Ocwen Realty Advisors ("ORA") we provide property valuation services and real estate research for residential and commercial properties, including those that we own or service for others.

o Unsecured Collections. Segment results improved from a loss of $(2,141) for the three months ended June 30, 2001 to income of $1,139 for the three months ended June 30, 2002. This segment is primarily comprised of activities related to our charged-off unsecured credit card receivables, which we acquired at a discount, as well as collections we make on behalf of others. We accounted for collections of our unsecured credit card receivables under the cost recovery method, until the fourth quarter of 2001, when we reduced the net book value of our unsecured receivables to zero as a result of collections and reserves. We report collections as non-interest income, and they amounted to $1,083 for the second quarter of 2002. Servicing fees for this segment amounted to $1,764 and $477 during the three months ended June 30, 2002 and 2001, respectively. Results for the three months ended June 30, 2001 included provisions for losses of $781.

     Segment results improved from a loss of $(4,341) for the six months ended June 30, 2001 to income of $2,083 for the six months ended June 30, 2002. Collections amounted to $2,490 for the six months ended June 30, 2002. Servicing fees for this segment amounted to $2,972 and $922 during the six months ended June 30, 2002 and 2001, respectively. Results for the six months ended June 30, 2001 included provisions for losses of $1,522.

o Residential Discount Loans. Segment income improved from a loss of $(4,542) for the three months ended June 30, 2001 to income of $609 for the three months ended June 30, 2002. Results for the second quarter of 2002 included $(427) of losses from the sale of loans as compared to $1,129 of gains from loan sales during the second quarter of 2001. Provisions for loan losses declined from $7,677 for the second quarter of 2001 to a negative provision of $(165) for the second quarter of 2002. Gains from the sale and operation of real estate owned improved to $336 for the three months ended June 30, 2002 as compared to a loss of $(1,943) for the same period of the prior year. As a result of sales, the amount of loans and real estate owned remaining in this segment declined to $6,303 at June 30, 2002, from $11,734 at March 31, 2002 and $53,813 at December 31, 2001.

     Segment income improved from a loss of $(6,299) for the six months ended June 30, 2001 to income of $1,720 for the six months ended June 30, 2002. Results for the first six months of 2002 included $(2,436) of losses from the sale of loans as compared to $1,130 of gains from loan sales during the same period of 2001. Provisions for loan losses declined from $9,279 for the first six months of 2001 to a negative provision of $(2,302) for the first six months of 2002. Gains from the sale and operation of real estate owned improved to $500 for the six months ended June 30, 2002 as compared to a loss of $(5,503) for the same period of the prior year. Net trading gains on residential subordinate securities amounted to $147 and $2,497 for the six months ended June 30, 2002 and 2001, respectively.

o Commercial Finance. Segment losses increased from $(3,161) for the three months ended June 30, 2001 to $(38,324) for the three months ended June 30, 2002. The increased loss for the second quarter of 2002 is primarily due to $35,184 of loss provisions and impairment charges on real estate owned, loans and investments in real estate. The results for the three months ended June 30, 2002 include losses of $(12,142) from the sale and operation of real estate owned as compared to income of $106 for the same period of the prior year, reflecting an increase in the provision for losses from $798 in 2001 to $12,553 in 2002. The provision for loan losses increased to $7,313 during the three months ended June 30, 2002 from $1,851 for the same period of the prior year. Net operating gains on investments in real estate declined from income of $523 for the second quarter of 2001 to a loss of $(13,993) for the second quarter of 2002. The net operating loss on investments in real estate for the second quarter of 2002 included $15,317 of impairment charges, as compared to $1,471 for the second quarter of 2001. Total loans, investments in real estate and real estate owned held by this segment have declined from $354,159 at December 31, 2001, and $315,385 at March 31,2002 to $247,221 at June 30, 2002. The combined ratio of allowance for losses as a percentage of loans and real estate owned increased from 9.3% at December 31, 2001 to 11% at March 31, 2002 and 19.7% at June 30, 2002.

     Segment losses increased from $(11,175) for the six months ended June 30, 2001 to $(42,744) for the six months ended June 30, 2002. Results for the second quarter of 2001 includes $(2,631) of losses from sales of commercial loans. The provision for loan losses increased to $10,025 during the six months ended June 30, 2002 from $7,595 for the same period of the prior year. Non-interest expenses for this segment declined by $3,451 during the first six months of 2002 as compared to the same period of 2001. The results for the six months ended June 30, 2002 include losses of $(16,331) from the sale and operation of real estate owned as compared to income of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

     $2,738 for the same period of the prior year, reflecting an increase in the provision for losses from $2,519 in 2001 to $17,754 in 2002. Operating income on investments in real estate declined from income of $3,305 for the first six months of 2001 to a loss of $(9,339) for the same period of 2002. This decline in operating income is primarily due to impairment charges on investments in real estate, which amounted to $15,317 and $1,471 for the six months ended June 30, 2002 and 2001 respectively.

o Affordable Housing. Segment losses increased from $(6,964) for the three months ended June 30, 2001 to $(11,675) for the three months ended June 30, 2002. Contributing to the losses were charges of $2,054 and $2,490 for the three months ended June 30, 2002 and 2001, respectively, to reserve for estimated losses from the sale of properties. The loss for the second quarter of 2002 also includes a $3,944 charge to record a discount on a long-term sale of seven properties with a book value of $29,124. This discount will accrete to income over the term of the related receivable balance, which extends through June 2014. The provision for loan losses increased to $3,770 for the second quarter of 2002 as compared to $(12) for the second quarter of 2001. The net book value of our remaining properties amounted to $37,941 at June 30, 2002, of which $19,064 is subject to sales contracts although they have not yet qualified as sales for accounting purposes. During 2000, we began reducing our investment in affordable housing properties both as part of our shift in strategy to fee-based businesses and because the volume of tax credits being generated was exceeding our ability to utilize them effectively. See "Changes in Financial Condition - Affordable Housing Properties."

     Segment losses increased from $(14,816) for the six months ended June 30, 2001 to $(29,685) for the six months ended June 30, 2002. Charges of $17,350 and $7,358 were recorded during the first six months of 2002 and 2001, respectively, to reserve for estimated losses from the sale of properties. As disclosed above, the loss for 2002 also includes the $3,944 charge to record a discount on the long-term sale of properties in the second quarter. The provision for loan losses increased to $3,939 for the first six months of 2002 as compared to $22 for the same period of 2001.

o Subprime Finance. Our domestic subprime origination business was closed in 1999. Assets remaining in this segment at June 30, 2002 are primarily comprised of subprime residual trading securities with a fair value of $36,493 and match funded securities with a fair value of $14,899. Segment results declined from income of $3,832 for the three months ended June 30, 2001 to $316 for the three months ended June 30, 2002. Results for the three months ended June 30, 2002 include $(65) of net trading losses on subprime residual and match funded securities, as compared to net trading gains of $3,979 for the same period of the prior year.

     Segment results declined from income of $5,551 for the six months ended June 30, 2001 to $4,809 for the six months ended June 30, 2002. Results for the six months ended June 30, 2002 include $3,338 of net trading gains on subprime residual and match funded securities, including $3,871 of realized gains from sales, as compared to net trading gains of $6,520 for the same period of the prior year.

o Corporate Items and Other. Segment results were a loss of $(5,941) and income of $1,578 for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, pre-tax results declined to a loss of $(12,364) from income of $8,314 for the same period in 2001. Pre-tax results for this segment consist of our business activities that are individually insignificant, amounts we do not allocate to our operating segments, distributions on our Capital Securities, transfer pricing mismatches, other general corporate expenses and the results of the collateralized mortgage obligation ("CMO") trading portfolio. Results for the three and six months ended June 30, 2001 included $4,583 and $9,166, respectively, of amortization of the excess of net assets acquired over purchase price.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following tables set forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resultant average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. Information is based on average daily balances during the indicated periods:

                                                                            Three Months Ended June 30,
                                                     --------------------------------------------------------------------------
                                                                     2002                                  2001
                                                     -----------------------------------  -------------------------------------
                                                                    Interest    Average                  Interest     Average
                                                       Average      Income/      Yield/      Average      Income/      Yield/
                                                       Balance      Expense       Rate       Balance      Expense       Rate
                                                     -----------  -----------  ---------  ------------  -----------  ----------
Average Assets:
Federal funds sold and repurchase agreements........  $  151,017     $    693      1.84%    $  226,748    $  2,454       4.33%
Trading securities (1):
   CMOs (AAA-rated).................................     114,132          830      2.91         73,969       1,185       6.41
   Subordinates, residuals and other................      62,466        3,329     21.32        113,457       2,989      10.54
Investment securities and other.....................      55,313           69      0.50         13,894         251       7.23
Match funded loans and securities (2)...............      69,532        1,808     10.40        109,602       2,737       9.99
Loans, net (2)......................................     179,763        2,077      4.62        506,500      15,602      12.32
                                                      ----------     --------               ----------    --------
   Total interest earning assets....................     632,223        8,806      5.57      1,044,170      25,218       9.66
                                                                     --------                             --------
Non-interest earning cash...........................      25,994                                65,057
Allowance for loan losses...........................     (17,980)                              (18,412)
Real estate held for sale...........................          --                                21,135
Affordable housing properties.......................      61,595                               129,142
Real estate owned, net..............................      97,216                               134,245
Investment in real estate...........................      90,187                               115,937
Advances on loans and loans serviced for others.....     265,109                               324,379
Mortgage servicing rights...........................     122,075                                75,547
Match funded advances on loans serviced for others..      97,523                                    --
Other assets........................................     160,761                               194,083
                                                      ----------                            ----------
   Total assets.....................................  $1,534,703                            $2,085,283
                                                      ==========                            ==========

Average Liabilities and Stockholders' Equity:
Interest-bearing demand deposits....................  $   13,569     $     56      1.65%    $   11,088    $    103       3.72%
Savings deposits....................................       1,764            5      1.13          1,417           8       2.26
Certificates of deposit.............................     483,880        7,021      5.80      1,005,445      16,196       6.44
                                                      ----------     --------               ----------    --------
   Total interest-bearing deposits..................     499,213        7,082      5.68      1,017,950      16,307       6.41
Securities sold under agreements to repurchase......      15,341           71      1.85             --          --         --
Bonds-match funded agreements.......................     148,755        1,807      4.86         91,000       1,742       7.66
Obligations outstanding under lines of credit.......      92,772        1,107      4.77         85,330       1,737       8.14
Notes, debentures and other.........................     159,928        4,647     11.62        169,030       4,942      11.69
                                                      ----------     --------               ----------    --------
   Total interest-bearing liabilities...............     916,009       14,714      6.43      1,363,310      24,728       7.26
                                                                     --------                             --------
Non-interest bearing deposits.......................       9,661                                15,025
Escrow deposits.....................................      83,744                                66,786
Excess of net assets acquired over purchase price...       1,478                                31,001
Other liabilities...................................     114,223                                75,193
                                                      ----------                            ----------
   Total liabilities................................   1,125,115                             1,551,315
Capital Securities..................................      57,592                                62,408
Stockholders' equity................................     351,996                               471,560
                                                      ----------                            ----------
   Total liabilities and stockholders' equity.......  $1,534,703                            $2,085,283
                                                      ==========                            ==========
Net interest income (expense).......................                 $ (5,908)                            $    490
                                                                     ========                             ========
Net interest spread.................................                              (0.86)%                                2.40%
Net interest margin.................................                              (3.74)%                                0.19%
Ratio of interest-earning assets to
interest-bearing liabilities........................      69%                                   76%

(1)      Excludes effect of unrealized gains or losses on securities.

(2) The average balances include non-performing loans, interest on which is recognized on a cash basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                             Six Months Ended June 30,
                                                     --------------------------------------------------------------------------
                                                                     2002                                  2001
                                                     -----------------------------------  -------------------------------------
                                                                    Interest    Average                  Interest     Average
                                                       Average      Income/      Yield/      Average      Income/      Yield/
                                                       Balance      Expense       Rate       Balance      Expense       Rate
                                                     -----------  -----------  ---------  ------------  -----------  ----------
Average Assets:
Federal funds sold and repurchase agreements........  $  144,290     $  1,272      1.76%    $  178,227    $  4,098       4.60%
Trading securities (1):
   CMOs (AAA-rated).................................     124,913        2,144      3.43        138,373       4,477       6.47
   Subordinates, residuals and other................      65,853        6,373     19.36        115,597       5,396       9.34
Investment securities and other.....................      47,814          161      0.67         14,195         598       8.43
Match funded loans and securities (2)...............      72,750        4,057     11.15        116,686       5,220       8.95
Loans, net (2)......................................     199,684        7,513      7.52        584,202      30,246      10.35
                                                      ----------     --------               ----------    --------
   Total interest earning assets....................     655,304       21,520      6.57      1,147,280      50,035       8.72
                                                                     --------                             --------
Non-interest earning cash...........................      27,672                                55,930
Allowance for loan losses...........................     (19,601)                              (20,120)
Real estate held for sale...........................       6,637                                21,437
Affordable housing properties.......................      82,086                               135,441
Real estate owned, net..............................     104,274                               134,372
Investment in real estate...........................      99,916                               118,862
Advances on loans and loans serviced for others.....     269,054                               284,836
Mortgage servicing rights...........................     112,768                                63,240
Match funded advances on loans serviced for others..     100,495                                    --
Other assets........................................     145,838                               205,526
                                                      ----------                            ----------
   Total assets.....................................  $1,584,443                            $2,146,804
                                                      ==========                            ==========

Average Liabilities and Stockholders' Equity:
Interest-bearing demand deposits....................  $   14,936     $    123      1.65%    $   12,769    $    239       3.74%
Savings deposits....................................       1,587            9      1.13          1,365          16       2.34
Certificates of deposit.............................     523,933       15,567      5.94      1,057,011      34,124       6.46
                                                      ----------     --------               ----------    --------
   Total interest-bearing deposits..................     540,456       15,699      5.81      1,071,145      34,379       6.42
Securities sold under agreements to repurchase......      21,420          198      1.85             --          --         --
Bonds-match funded agreements.......................     151,148        3,716      4.92         97,936       4,708       9.61
Obligations outstanding under lines of credit.......      92,222        2,149      4.66         59,108       2,456       8.31
Notes, debentures and other.........................     161,272        9,348     11.59        171,411      10,065      11.74
                                                      ----------     --------               ----------    --------
   Total interest-bearing liabilities...............     966,518       31,110      6.44      1,399,600      51,608       7.37
                                                                     --------                             --------
Non-interest bearing deposits.......................       9,195                                15,094
Escrow deposits.....................................      81,607                                59,400
Excess of net assets acquired over purchase price...       1,478                                33,052
Other liabilities...................................      98,688                                86,371
                                                      ----------                            ----------
   Total liabilities................................   1,157,486                             1,593,517
Capital Securities..................................      59,376                                68,793
Stockholders' equity................................     367,581                               484,494
                                                      ----------                            ----------
   Total liabilities and stockholders' equity.......  $1,584,443                            $2,146,804
                                                      ==========                            ==========
Net interest income (expense).......................                 $ (9,590)                            $ (1,573)
                                                                     ========                             ========
Net interest spread.................................                               0.13%                                 1.35%
Net interest margin.................................                              (2.93)%                               (0.27)%
Ratio of interest-earning assets to
interest-bearing liabilities........................      68%                                   81%

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

                                                                   Three Months                         Six Months
                                                          --------------------------------    ---------------------------------
                                                                  2002 vs. 2001                        2002 vs. 2001
                                                          --------------------------------    ---------------------------------
                                                            Increase (Decrease) Due To          Increase (Decrease) Due To
                                                          --------------------------------    ---------------------------------
For the periods ended June 30,                              Rate       Volume      Total        Rate       Volume       Total
------------------------------------------------------    --------    --------    --------    --------    ---------   ---------
Interest-Earning Assets:
Federal funds sold and repurchase agreements..........    $ (1,114)   $   (647)   $ (1,761)   $ (2,159)   $    (667)  $  (2,826)
Trading securities:
   CMOs (AAA-rated)...................................        (823)        468        (355)     (1,933)        (400)     (2,333)
   Subordinates, residuals and other..................       2,102      (1,762)        340       4,012       (3,035)        977
Investment securities and other.......................        (400)        218        (182)       (915)         478        (437)
Match funded loans and securities.....................         109      (1,038)       (929)      1,095       (2,258)     (1,163)
Loans.................................................      (6,956)     (6,569)    (13,525)     (5,193)     (17,540)    (22,733)
                                                          --------    --------    --------    --------    ---------   ---------
   Total interest-earning assets......................      (7,082)     (9,330)    (16,412)     (5,093)     (23,422)    (28,515)
                                                          --------    --------    --------    --------    ---------   ---------
Interest-Bearing Liabilities:
Interest-bearing demand deposits......................    $    (66)   $     19    $    (47)   $    (92)   $     (24)  $    (116)
Savings deposits......................................          (5)          2          (3)         (9)           2          (7)
Certificates of deposit...............................      (1,473)     (7,702)     (9,175)     (2,531)     (16,026)    (18,557)
                                                          --------    --------    --------    --------    ---------   ---------
   Total interest-bearing deposits....................      (1,544)     (7,681)     (9,225)     (2,632)     (16,048)    (18,680)
Securities sold under agreements to repurchase........          --          71          71          --          198         198
Bonds-match funded agreements.........................        (785)        850          65      (2,892)       1,900        (992)
Obligations outstanding under lines of credit.........        (770)        140        (630)     (1,344)       1,037        (307)
Notes, debentures and other interest-bearing
  obligations.........................................         (31)       (264)       (295)       (128)        (589)       (717)
                                                          --------    --------    --------    --------    ---------   ---------
     Total interest-bearing liabilities...............      (3,130)     (6,884)    (10,014)     (6,996)     (13,502)    (20,498)
                                                          --------    --------    --------    --------    ---------   ---------
Increase (decrease) in net interest income............    $ (3,952)   $ (2,446)   $ (6,398)   $  1,903    $  (9,920)  $  (8,017)
                                                          ========    ========    ========    ========    =========   =========

         We incurred net interest expense before provision for loan losses of $(5,908) for the three months ended June 30, 2002 as compared to net interest income of $490 for the same period of the prior year, a decline of $6,398 or 1,306%. The decline in net interest income was due to a decrease in the balance of our average interest-earning assets and a decrease in the net interest spread, offset by a decrease in the balance of our average interest-bearing liabilities. The average balance of our interest-earning assets decreased by $411,947 or 39% during the second quarter of 2002 and reduced interest income by $9,330. The average balance of our interest-bearing liabilities decreased by $447,301 or 33% during the second quarter of 2002 and decreased interest expense by $6,884. The net impact of these volume changes resulted in a $2,446 decrease in net interest income. The net interest spread decreased 326 basis points as a result of a 409 basis-point decrease in the weighted average yield on our interest-earning assets, offset by an 83 basis-point decline in the weighted average rate on our interest-bearing liabilities. The net impact of these rate changes resulted in a $3,952 decrease in net interest income.

         We incurred net interest expense before provision for loan losses of $(9,590) for the six months ended June 30, 2002 as compared to net interest expense of $(1,573) for the same period of the prior year, an increase of $8,017 or 510%. The increase was due to a decrease in the balance of our average interest-earning assets and a decrease in the net interest spread, offset by a decrease in the balance of our average interest-bearing liabilities. The average balance of our interest-earning assets decreased by $491,976 or 43% during 2002 and reduced interest income by $23,422. The average balance of our interest-bearing liabilities decreased by $433,082 or 31% during 2002 and decreased interest expense by $13,502. The net impact of these volume changes resulted in a $9,920 decrease in net interest income. The net interest spread decreased 122 basis points as a result of a 215 basis-point decrease in the weighted average yield on our interest-earning assets, offset by a 93 basis-point decline in the weighted average rate on our interest-earning liabilities. The net impact of these rate changes resulted in a $1,903 increase in net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                               Annualized
                                                   Average Balance           Increase        Average Yield         Increase
                                             ---------------------------    (Decrease)    -------------------     (Decrease)
For the three months ended June 30,              2002           2001             $          2002       2001      Basis Points
---------------------------------------      -----------     -----------    -----------   --------   --------    -------------
Federal funds sold and repurchase
 agreements............................      $   151,017     $   226,748    $   (75,731)     1.84%      4.33%       (249)
Trading securities:
  CMOs (AAA-rated).....................          114,132          73,969         40,163      2.91%      6.41%       (350)
  Subordinates, residuals and other....           62,466         113,457        (50,991)    21.32%     10.54%      1,078
Investment securities and other........           55,313          13,894         41,419      0.50%      7.23%       (673)
Match funded loans and securities......           69,532         109,602        (40,070)    10.40%      9.99%         41
Loans, net.............................          179,763         506,500       (326,737)     4.62%     12.32%       (770)
                                             -----------     -----------    -----------
                                             $   632,223     $ 1,044,170    $  (411,947)     5.57%      9.66%       (409)
                                             ===========     ===========    ===========

                                                                                               Annualized
                                                   Average Balance           Increase        Average Yield         Increase
                                             ---------------------------    (Decrease)    -------------------     (Decrease)
For the six months ended June 30,                2002           2001             $          2002       2001      Basis Points
---------------------------------------      -----------     -----------    -----------   --------   --------    -------------
Federal funds sold and repurchase
 agreements............................      $   144,290     $   178,227    $   (33,937)     1.76%      4.60%       (284)
Trading securities:
  CMOs (AAA-rated).....................          124,913         138,373        (13,460)     3.43%      6.47%       (304)
  Subordinates, residuals and other....           65,853         115,597        (49,744)    19.36%      9.34%      1,002
Investment securities and other........           47,814          14,195         33,619      0.67%      8.43%       (776)
Match funded loans and securities......           72,750         116,686        (43,936)    11.15%      8.95%        220
Loans, net.............................          199,684         584,202       (384,518)     7.52%     10.35%       (283)
                                             -----------     -----------    -----------
                                             $   655,304     $ 1,147,280    $  (491,976)     6.57%      8.72%       (215)
                                             ===========     ===========    ===========

         Interest income earned from our investment of available cash in federal funds sold and repurchase agreements declined $1,761 or 72% during the second quarter of 2002 as compared to the same period of 2001 as a result of a 249 basis-point decline in the average yield and a $75,731 or 33% decline in the average balance. For the six month periods, interest income declined $2,826 or 69% in 2002 as compared to 2001 due to a 284 basis-point decline in the average yield and a $33,937 or 19% decline in the average balance. The decline in the average yield in 2002 is due to a decline in interest rates on overnight funds.

         Interest income we earned from our securities portfolio declined from $9,873 during the six months ended June 30, 2001 to $8,517 in the same period of 2002, a $1,356 or 14% decline. The decline in interest income is due to a decline in the average balances of our investment in CMOs, subordinates and residuals and a decline in the average yield earned on CMOs, offset by an increase in the average yield earned on subordinates and residuals. Our average investment in CMOs declined $13,460 or 10% and our average investment in subordinates and residuals declined $49,744 or 43%. The decline in the average balance of our CMOs during 2002 reflects our planned reduction in the use of these securities to meet the Qualified Thrift Lender requirements. The decline in the average balance of our subordinate and residuals during 2002 was primarily due to sales of subprime residuals and amortization. Because CMOs have less cash flow variability, their average lives and yields to maturity are more stable, and therefore, CMOs are priced to yield less than classes of mortgage-related securities such as subordinates and residuals that are less stable.

         Interest income we earned on loans decreased by $13,525 or 87% during the three months ended June 30, 2002 as compared to the same period of the prior year as a result of a $326,737 or a 65% decline in the average balance and a decline in the average yield of 770 basis points. For the six month periods, interest income we earned on loans decreased by $22,733 or 75% during 2002 as compared to the same period of 2001 as a result of a $384,518 or 66% decline in the average balance and a 283 basis point decrease in the average yield. Sales, foreclosures and the absence of acquisitions have resulted in the declines in the average balance of loans during 2002. The yield on loans is likely to fluctuate from period to period as a result of the timing of resolutions, particularly the resolution of large multi-family residential and commercial real estate loans, and the mix of the overall portfolio between performing and non-performing loans. Resolution income declined from $3,215 and $6,496 for the three and six months ended June 30, 2001, respectively, to $161 and $2,691 for the same periods of 2002, respectively. See "Changes in Financial Condition - Loans, Net."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                                     Annualized
                                                            Average Balance         Increase        Average Yield       Increase
                                                      --------------------------   (Decrease)    -------------------   (Decrease)
For the three months ended June 30,                       2002         2001            $          2002       2001     Basis Points
---------------------------------------------------   -----------   -----------   -----------   --------   --------   ------------
Interest-bearing deposits...........................  $   499,213   $ 1,017,950   $  (518,737)     5.68%      6.41%        (73)
Securities sold under agreements to repurchase......       15,341            --        15,341      1.85%        --%        185
Bonds-match funded agreements.......................      148,755        91,000        57,755      4.86%      7.66%       (280)
Obligations outstanding under lines of credit ......       92,772        85,330         7,442      4.77%      8.14%       (337)
Notes, debentures and other.........................      159,928       169,030        (9,102)    11.62%     11.69%         (7)
                                                      -----------   -----------   -----------
                                                      $   916,009   $ 1,363,310   $  (447,301)     6.43%      7.26%        (83)
                                                      ===========   ===========   ===========

                                                                                                     Annualized
                                                            Average Balance         Increase        Average Yield       Increase
                                                      --------------------------   (Decrease)    -------------------   (Decrease)
For the six months ended June 30,                         2002         2001            $          2002       2001     Basis Points
---------------------------------------------------   -----------   -----------   -----------   --------   --------   ------------
Interest-bearing deposits...........................  $   540,456   $ 1,071,145   $  (530,689)     5.81%      6.42%        (61)
Securities sold under agreements to repurchase......       21,420            --        21,420      1.85%        --%        185
Bonds-match funded agreements.......................      151,148        97,936        53,212      4.92%      9.61%       (469)
Obligations outstanding under lines of credit ......       92,222        59,108        33,114      4.66%      8.31%       (365)
Notes, debentures and other.........................      161,272       171,411       (10,139)    11.59%     11.74%        (15)
                                                      -----------   -----------   -----------
                                                      $   966,518   $ 1,399,600   $  (433,082)     6.44%      7.37%        (93)
                                                      ===========   ===========   ===========

         Interest expense we incurred on our interest-bearing deposits decreased $9,225 or 57% during the three months ended June 30, 2002 as compared to the same period of the prior year primarily due to a $518,737 or 51% decrease in the average balance. For the six month periods, interest expense we incurred on our interest-bearing deposits decreased $18,680 or 54% during the six months ended June 30, 2002 as compared to the same period of the prior year primarily due to a $530,689 or 50% decrease in the average balance. The decline in the average balance of deposits during 2002 resulted primarily from maturing brokered certificates of deposit. We did not issue any new brokered certificates of deposit during 2002 and, at this time, do not intend to issue any such deposits in the foreseeable future. The decline in average deposits is consistent with the decline in average total assets during 2002 as compared to the same period in the prior year as we continue our transition in business strategy from capital-intensive businesses to fee-based businesses. See "Changes in Financial Condition - Deposits."

         Interest expense we incurred on bonds-match funded agreements declined $992 or 21% during the six months ended June 30, 2002 as compared to the same period of the prior year as a result of a 469 basis-point decline in the average rate, offset in part by a $53,212 or 54% increase in the average balance outstanding. The decline in the average rate during 2002 is largely due to declines in LIBOR. The increase in the average balance during 2002 is due to new match funded debt that resulted from our transfer of certain residential loan servicing related advances to a third party in December 2001, offset in part by principal repayments. See "Changes in Financial Condition - Bonds - Match Funded Agreements."

         Provisions for Loan Losses. Provisions we record for losses on our loans are charged to operations to maintain an allowance for losses on our loans and match funded loans at a level that we consider adequate based upon an evaluation of known and inherent risks in such portfolios. Our ongoing evaluation is based on an analysis of our loans and match funded loans, historical loss experience, current economic conditions and trends, collateral values and other relevant factors.

         The following table presents the provisions for loan losses for the periods indicated:

                                        Three Months            Six Months
                                    --------------------   --------------------
For the periods ended June 30,        2002        2001       2002        2001
---------------------------------   --------    --------   --------    --------
Loans:
  Residential ...................   $   (423)   $  7,644   $ (2,601)   $  9,018
  Nonresidential ................     11,086       2,648     13,964       9,216
                                    --------    --------   --------    --------

                                      10,663      10,292     11,363      18,234
Match funded loans ..............         69           5         48         183
                                    --------    --------   --------    --------
                                    $ 10,732    $ 10,297   $ 11,411    $ 18,417
                                    ========    ========   ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The decline in the provision we recorded on loans during the six months ended June 30, 2002 as compared to the same periods in 2001 is primarily due to sales and resolutions of residential loans, offset in part by an increase in reserves on commercial and affordable housing (multi-family) loans. As indicated in the table below, we have increased our allowance as a percentage of loan value at June 30, 2002.

         The following table sets forth the allowance for loan losses as a percentage of the respective loan balances at the dates indicated:

                                                                    Allowance
                                                         Loan       as a % of
                                          Allowance     Balance       Loans
                                          ---------    ---------    ---------
June 30, 2002:
Loans (1) ............................    $  18,528    $ 140,537       13.2%
Match funded loans ...................          218       44,599        0.5%
                                          ---------    ---------
                                          $  18,746    $ 185,136       10.1%
                                          =========    =========
December 31, 2001:
Loans ................................       10,414      195,707        5.3%
Match funded loans ...................          170       53,123        0.3%
                                          ---------    ---------
                                          $  10,584    $ 248,830        4.3%
                                          =========    =========
June 30, 2001:
Loans ................................    $  19,191    $ 404,706        4.7%
Match funded loans ...................          232       67,096        0.3%
                                          ---------    ---------
                                          $  19,423    $ 471,802        4.1%
                                          =========    =========

(1) The increase in reserves at June 30, 2002 relates to nonresidential loans and is in response to adverse changes in current market conditions and our analysis of recent events and underlying collateral values.

         For additional information regarding our allowance for loan losses on the above portfolios, see "Changes in Financial Condition - Allowance for Loan Losses." For information relating to our valuation allowance on real estate owned, see "Changes in Financial Condition - Real Estate Owned."

         Non-Interest Income. The following table sets forth the principal components of our non-interest income during the periods indicated:

                                                                               Three Months                 Six Months
                                                                         ------------------------    ------------------------
For the periods ended June 30,                                              2002          2001          2002          2001
---------------------------------------------------------------------    ----------    ----------    ----------    ----------
Servicing and other fees.............................................    $   35,848    $   33,740    $   71,574    $   64,857
Gain (loss) on interest earning assets, net..........................          (996)          422        (2,773)       (1,409)
Gain on trading and match funded securities, net.....................           161         4,550         2,953         9,739
Loss on real estate owned, net.......................................       (11,858)       (1,885)      (15,970)       (3,090)
Loss on other non-interest earning assets, net.......................           (93)         (975)         (841)         (519)
Net operating gains (losses) on investments in real estate...........       (13,993)          490        (9,339)        3,265
Amortization of excess of net assets acquired over purchase price....            --         4,583            --         9,166
Gain on repurchase of debt...........................................         1,070           385         1,074         3,819
Equity in income of investment in unconsolidated entities............            40           139            31           184
Other income.........................................................         2,328         2,437         7,357         4,483
                                                                         ----------    ----------    ----------    ----------
                                                                         $   12,507    $   43,886    $   54,066    $   90,495
                                                                         ==========    ==========    ==========    ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Servicing and Other Fees. Our servicing and other fees are primarily comprised of fees we earned from investors for servicing mortgage loans (primarily residential) on their behalf. The increase in servicing fees is largely due to the growth in residential loans we service for others. The average unpaid principal balance of all loans we serviced amounted to $26,235,201 and $13,761,392 during the three months ended June 30, 2002 and 2001, respectively, $25,291,305 and $12,654,882 during the six months ended June 30, 2002 and 2001, respectively. The following table sets forth the principal components of our servicing and other fees for the periods indicated:

                                                                               Three Months                 Six Months
                                                                         ------------------------    ------------------------
For the periods ended June 30,                                              2002          2001          2002          2001
---------------------------------------------------------------------    ----------    ----------    ----------    ----------
Loan servicing and related fees:
Loan servicing fees..................................................    $   35,585    $   27,136    $   68,263    $   49,744
Late charges.........................................................         6,956         4,509        14,034         8,807
Interest on custodial accounts (1)...................................         2,131         2,097         3,737         3,772
Special servicing fees (2)...........................................           920         2,279         2,273         4,525
Other, net...........................................................         3,014         3,060         4,845         5,484
Servicer expenses (3)................................................        (6,300)       (3,001)      (11,816)       (5,350)
Amortization of servicing rights.....................................       (13,459)       (7,054)      (24,193)      (11,761)
                                                                         ----------    ----------    ----------    ----------
                                                                             28,847        29,026        57,143        55,221
Other fees:
Property valuation fees (ORA)........................................         3,507         2,386         7,742         5,109
Default servicing fees...............................................         1,131           993         2,413         2,175
Retail banking fees..................................................         1,123           577         2,089           985
Other................................................................         1,240           758         2,187         1,367
                                                                         ----------    ----------    ----------    ----------
                                                                         $   35,848    $   33,740    $   71,574    $   64,857
                                                                         ==========    ==========    ==========    ==========

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

(3) Servicer expenses are largely comprised of expense resulting from the difference between a full month of interest and the interest collected on loans that are repaid before the end of a calendar month.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table sets forth loans we serviced at the dates indicated:

                                                   Subprime Loans (1)             Other Loans                   Total
                                               -------------------------   -------------------------   -------------------------
                                                               No. of                      No. of                      No. of
                                                  Amount        Loans         Amount        Loans         Amount        Loans
                                               -----------   -----------   -----------   -----------   -----------   -----------
June 30, 2002:
Performing:
    Residential servicing ..................   $22,357,644       266,660   $ 1,060,175        17,977   $23,417,819       284,637
    Commercial servicing ...................            --            --       988,237           508       988,237           508
                                               -----------   -----------   -----------   -----------   -----------   -----------
                                               $22,357,644       266,660   $ 2,048,412        18,485   $24,406,056       285,145
                                               ===========   ===========   ===========   ===========   ===========   ===========
Non-performing:
    Residential servicing ..................   $ 2,308,427        30,016   $   263,233         4,340   $ 2,571,660        34,356
    Commercial servicing ...................            --            --       462,951           186       462,951           186
                                               -----------   -----------   -----------   -----------   -----------   -----------
                                               $ 2,308,427        30,016   $   726,184         4,526   $ 3,034,611        34,542
                                               ===========   ===========   ===========   ===========   ===========   ===========
Total loans serviced for others:
    Residential servicing ..................   $24,666,071       296,676   $ 1,323,408        22,317   $25,989,479       318,993
    Commercial servicing ...................            --            --     1,451,188           694     1,451,188           694
                                               -----------   -----------   -----------   -----------   -----------   -----------
                                               $24,666,071       296,676   $ 2,774,596        23,011   $27,440,667       319,687
                                               ===========   ===========   ===========   ===========   ===========   ===========

December 31, 2001:
Performing:
    Residential servicing ..................   $18,068,542       242,664   $   926,667        18,335   $18,995,209       260,999
    Commercial servicing ...................            --            --     1,055,317         1,701     1,055,317         1,701
                                               -----------   -----------   -----------   -----------   -----------   -----------
                                               $18,068,542       242,664   $ 1,981,984        20,036   $20,050,526       262,700
                                               ===========   ===========   ===========   ===========   ===========   ===========
Non-performing:
    Residential servicing ..................   $ 2,638,235        35,585   $   318,652         5,068   $ 2,956,887        40,653
    Commercial servicing ...................            --            --       156,599           200       156,599           200
                                               -----------   -----------   -----------   -----------   -----------   -----------
                                               $ 2,638,235        35,585   $   475,251         5,268   $ 3,113,486        40,853
                                               ===========   ===========   ===========   ===========   ===========   ===========
Total loans serviced for others:
    Residential servicing ..................   $20,706,777       278,249   $ 1,245,319        23,403   $21,952,096       301,652
    Commercial servicing ...................            --            --     1,211,916         1,901     1,211,916         1,901
                                               -----------   -----------   -----------   -----------   -----------   -----------
                                               $20,706,777       278,249   $ 2,457,235        25,304   $23,164,012       303,553
                                               ===========   ===========   ===========   ===========   ===========   ===========

(1) Subprime loans represent loans we service that were made by others to borrowers who did not qualify under guidelines of the FNMA and FHLMC ("nonconforming loans").

         Loss on Interest Earning Assets, Net. For the three months ended June 30, 2002, the net loss we incurred on interest-earning assets is primarily comprised of $(472) of losses from sales of single family loans and $(541) of losses we incurred on sales of commercial loans. Net gain on interest-earning assets for the three months ended June 30, 2001 resulted primarily from gains of $1,114 from sales of single family loans offset in part by losses of $(732) incurred on sales of commercial loans.

         For the six months ended June 30, 2002, the net loss we incurred on interest-earning assets is primarily comprised of $(2,822) of losses on the sale of single family loans and $(541) of losses from sales of commercial loans. Net loss on interest-earning assets for the six months ended June 30, 2001 resulted primarily from losses of $(2,631) incurred on sales of commercial loans, offset by gains of $1,114 from the sale of single family loans.

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

                                                                               Three Months                 Six Months
                                                                          -----------------------     -----------------------
For the periods ended June 30,                                              2002          2001          2002          2001
----------------------------------------------------------------------    ---------     ---------     ---------     ---------
Unrealized gain (loss):
  Trading securities..................................................    $     663     $    (912)    $  (1,191)    $   2,734
  Match funded securities.............................................           96           331           273         1,596
                                                                          ---------     ---------     ---------     ---------
                                                                                759          (581)         (918)        4,330
                                                                          ---------     ---------     ---------     ---------
Realized gain (loss):
  Trading securities..................................................         (598)        5,131         3,871         5,408
  Match funded securities.............................................           --            --            --            --
                                                                          ---------     ---------     ---------     ---------
                                                                               (598)        5,131         3,871         5,408
                                                                          ---------     ---------     ---------     ---------
                                                                          $     161     $   4,550     $   2,953     $   9,739
                                                                          =========     =========     =========     =========

         Loss on Real Estate Owned, Net. The following table sets forth the results of our real estate owned (which does not include investments in real estate that are discussed below), during the periods indicated:

                                                                               Three Months                 Six Months
                                                                          -----------------------     -----------------------
For the periods ended June 30,                                              2002          2001          2002          2001
----------------------------------------------------------------------    ---------     ---------     ---------     ---------
Gains on sales........................................................    $   1,002     $   3,147     $   2,563     $   9,523
Provision for losses in fair value....................................      (12,954)       (3,522)      (19,076)       (9,703)
Carrying costs, net...................................................           94        (1,510)          543        (2,910)
                                                                          ---------     ---------     ---------     ---------
Loss on real estate owned, net........................................    $ (11,858)    $  (1,885)    $ (15,970)    $  (3,090)
                                                                          =========     =========     =========     =========

         See "Changes in Financial Condition - Real Estate Owned" for additional information regarding real estate owned and related reserves for losses in fair value.

         Net Operating Gains on Investments in Real Estate. The following table sets forth the results of our investment in real estate operations during the periods indicated:

                                                                               Three Months                 Six Months
                                                                          -----------------------     -----------------------
For the periods ended June 30,                                              2002          2001          2002          2001
----------------------------------------------------------------------    ---------     ---------     ---------     ---------
Operating income, net (1).............................................    $     833     $   2,799     $   2,069     $   4,268
Equity in earnings of loans accounted for as investments in real
   estate (2).........................................................          491          (838)        3,909           468
Impairment charges (3)................................................      (15,317)       (1,471)      (15,317)       (1,471)
                                                                          ---------     ---------     ---------     ---------
                                                                          $ (13,993)    $     490     $  (9,339)    $   3,265
                                                                          =========     =========     =========     =========

(1) Operating income declined principally because, in the second quarter of 2001, we received past-due rent of approximately $1,600 from a tenant of an office building in Jacksonville, Florida, as a result of a settlement agreement with the tenant.

(2) The increase in equity in earnings related to certain loans accounted for as investments in real estate is primarily due to the repayment of loans during the first quarter of 2002, which generated significant resolution gains.

(3) In 2002, impairment charges principally represent write-downs totaling $14,549 of the carrying value of our remaining properties held for investment. In 2001, the charges represent the write-down of the carrying value of our investment in a property that was sold in 2002. These changes were recorded to reduce the carrying value of these properties to our estimate of their net realizable values. See "Changes in Financial Condition - Investments in Real Estate."

         Amortization of Excess of Net Assets Acquired over Purchase Price. The amortization of excess of net assets acquired over purchase price resulted from our acquisition of OAC on October 7, 1999. The acquisition resulted in an excess of net assets acquired over purchase price of $60,042, which was amortized on a straight-line basis through 2001. Effective January 1, 2002, upon adoption of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

SFAS No. 142, we reversed the unamortized balance of $18,333 to income as the effect of a change in accounting principle as required by this statement. See
Note 3 to our Interim Consolidated Financial Statements included in Item 1.


         Gain on Repurchase of Debt. The following table sets forth the components of the net gains resulting from repurchases of our debt securities during the periods indicated:

                                                                               Three Months                 Six Months
                                                                          -----------------------     -----------------------
For the periods ended June 30,                                              2002          2001          2002          2001
----------------------------------------------------------------------    ---------     ---------     ---------     ---------
Capital Securities:
   Face amount repurchased............................................    $   4,910     $   2,526     $   4,910     $  18,371
                                                                          =========     =========     =========     =========
   Gain...............................................................    $   1,074     $     385     $   1,074     $   3,722
                                                                          =========     =========     =========     =========

11.875% Notes due October 1, 2003:
   Face amount repurchased............................................    $     500     $      --     $     725     $   4,200
                                                                          =========     =========     =========     =========
   Loss...............................................................    $      (4)    $      --     $      --     $      97
                                                                          =========     =========     =========     =========

Total Debt Repurchases:
   Face amount repurchased............................................    $   5,410     $   2,526     $   5,635     $  22,571
                                                                          =========     =========     =========     =========
   Net gain...........................................................    $   1,070     $     385     $   1,074     $   3,819
                                                                          =========     =========     =========     =========

         Other income. Other income is primarily comprised of revenues generated from collections of unsecured receivables, consulting revenues generated by a joint venture in Jamaica, real estate commissions from the sale of real estate owned properties and software revenue. The increase in other income during 2002 as compared to the prior year was primarily due to the revenues we generated from collections of unsecured receivables that are accounted for under the cost recovery method and that had been reduced to zero as of December 31, 2001 through collections and reserves.

         Non-Interest Expense. The following table sets forth the principal components of our non-interest expense during the periods indicated:

                                                                               Three Months                 Six Months
                                                                         ------------------------    ------------------------
For the periods ended June 30,                                              2002          2001          2002          2001
----------------------------------------------------------------------   ----------    ----------    ----------    ----------
  Compensation and employee benefits..................................   $   19,708    $   21,309    $   40,781    $   42,244
  Occupancy and equipment.............................................        3,331         3,174         6,045         6,267
  Technology and communication costs..................................        6,009         5,556        11,061        15,704
  Loan expenses.......................................................        3,436         2,835         7,371         7,070
  Net operating losses on investments in affordable housing
    properties........................................................        6,228         2,756        21,910         7,818
  Amortization of excess of purchase price over net assets acquired...           --           778            --         1,556
  Professional services and regulatory fees...........................        3,172         3,934         7,768         7,750
  Other operating expenses............................................        2,615         2,514         4,590         5,303
                                                                         ----------    ----------    ----------    ----------
                                                                         $   44,499    $   42,856    $   99,526    $   93,712
                                                                         ==========    ==========    ==========    ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Compensation and Employee Benefits. The following table presents the principal components of compensation and benefits we incurred for the periods indicated:

                                                                               Three Months                 Six Months
                                                                          -----------------------     -----------------------
For the periods ended June 30,                                              2002          2001          2002          2001
----------------------------------------------------------------------    ---------     ---------     ---------     ---------
Salaries (1)..........................................................    $  13,765     $  14,534     $  27,847     $  27,933
Bonuses (2)...........................................................        2,187         2,294         4,582         4,564
Payroll taxes.........................................................        1,092         1,223         2,609         2,782
Commissions...........................................................        1,148         1,165         2,022         2,159
Insurance.............................................................          718           699         1,386         1,518
Severance.............................................................           93           212           601           913
Contract programmers..................................................          144           253           389           745
Relocation............................................................          129           345           248           492
Other.................................................................          432           584         1,097         1,138
                                                                          ---------     ---------     ---------     ---------
                                                                          $  19,708     $  21,309     $  40,781     $  42,244
                                                                          =========     =========     =========     =========

(1)      Salaries includes fees paid for the services of temporary employees.

(2) Bonus expense includes compensation related to stock options we granted to employees at an exercise price below fair market value.

         Occupancy and Equipment. Occupancy and equipment costs consist principally of rents, depreciation, mail and delivery expenses and other costs of our office operations.

         Technology and Communication Costs. Technology and communication costs consist primarily of depreciation on our computer hardware and software, technology-related consulting fees (primarily OTX), imaging and telephone expenses. Technology cost for the first quarter of 2001 included $4,685 of one-time expense comprised primarily of a $3,185 payment related to the acquisition of an OTX subsidiary in 1997.

         Loan Expenses. Loan expenses are largely comprised of appraisal fees incurred in connection with property valuation services we provided through ORA.

         Net Operating Losses on Investments in Affordable Housing Properties. The increase in net operating losses we recorded on investments in affordable housing properties during 2002 is primarily the result of charges we recorded in the amount of $2,054 and $17,350 during the three and six months ended June 30, 2002, respectively, as compared to $2,490 and $7,358, respectively, for the same periods of the prior year. These charges represent expected losses from the sale of properties and reflect revisions to completion cost estimates and modifications to projected sales results. Losses for 2002 also include a $3,944 charge to record a discount on a long-term sale of seven properties during the second quarter. This discount will be accreted to income over the term of the related receivable balance, which extends through June 2014.

         Professional Services and Regulatory Fees. Professional services and regulatory fees are primarily comprised of non-technology related consulting fees, legal and audit fees and FDIC insurance.

         Other Operating Expenses. Other operating expenses include travel costs, check processing costs, marketing costs and amortization of deferred costs.

         Distributions on Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. Cash distributions on the Capital Securities are payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 10.875%. We recorded $1,566 and $1,697 of distributions to holders of the Capital Securities during the three months ended June 30, 2002 and 2001, respectively, and $3,229 and $3,750 during the six months ended June 30, 2002 and 2001, respectively. The decline in distributions is the result of repurchases during 2002 and 2001. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 (which is incorporated herein by reference) and "Changes in Financial Condition - Company-Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Income Tax Expense (Benefit). The following table provides details of our income tax expense (benefit) and effective tax rates for the periods indicated:

                                                                               Three Months                 Six Months
                                                                         ------------------------    ------------------------
For the periods ended June 30,                                              2002          2001          2002          2001
----------------------------------------------------------------------   ----------    ----------    ----------    ----------
Income tax expense on loss before taxes and effect of change in
   accounting principle...............................................   $  (18,197)   $   (7,420)   $  (25,879)   $  (11,800)
Provision for valuation allowance on current year's deferred tax asset       18,197        10,387        27,045        11,800
Provision for valuation allowance on prior year's deferred tax asset..           --         8,000            --        18,000
                                                                         ----------    ----------    ----------    ----------
   Income tax expense.................................................           --        10,967         1,166        18,000
Income tax benefit on effect of change in accounting principle........           --            --        (1,166)           --
                                                                         ----------    ----------    ----------    ----------

Total income tax expense..............................................   $       --    $   10,967    $       --    $   18,000
                                                                         ==========    ==========    ==========    ==========

         For the three months ended June 30, 2002, our effective tax rate was 0%. The provision for valuation allowance on current year's deferred tax asset in the second quarter of 2001 includes $2,967 to provide for the current year's deferred tax asset recognized in the first quarter of 2001. Income tax expense includes the effects of tax credits of $628 and $657 during the three months ended June 30, 2002 and 2001, respectively, resulting from our investment in affordable housing properties.

         For the six months ended June 30, 2002, our effective tax rate was 0%. Income tax expense of $1,166 offsets the benefit of $1,166 related to the effect of the change in accounting principle recorded during the quarter. Income tax expense includes the effects of tax credits of $1,487 and $952 during the six months ended June 30, 2002 and 2001, respectively, resulting from our investment in affordable housing properties.

         The provision for deferred tax asset valuation allowance is a non-cash charge increasing the aggregate valuation allowance based on our estimate under the applicable accounting rules of the amount of the deferred tax asset that we are more likely than not to realize.

Changes in Financial Condition

         Trading Securities. The following table sets forth the fair value of our trading securities at the dates indicated:

                                                                                                June 30,         December 31,
                                                                                                  2002               2001
                                                                                              ------------       ------------
Mortgage-related securities:
   Collateralized mortgage obligations (AAA-rated) (1)..................................      $     90,338       $    161,191
                                                                                              ============       ============
   Subordinates and residuals (2):
     Single family residential:
        BB-rated subordinates...........................................................               611                625
        B-rated subordinates............................................................               762                799
        Unrated subordinates...........................................................                767              1,008
        Unrated subprime residuals......................................................            36,493             60,049
                                                                                              ------------       ------------
                                                                                                    38,633             62,481
        Multi-family residential and commercial unrated subordinates....................             2,577              2,577
                                                                                              ------------       ------------
                                                                                              $     41,210       $     65,058
                                                                                              ============       ============

(1) During the six months ended June 30, 2002, CMO trading securities declined $70,853. This decline was primarily due to $140,276 of maturities and principal repayments offset in part by purchases of $70,964.

(2) During the six months ended June 30, 2002, subordinate and residual trading securities declined by $23,848. This decline was primarily due to $26,023 of sales.

         Residual and subordinate securities at June 30, 2002 and December 31, 2001 include retained interests with a fair value of $1,967 and $25,274, respectively, from securitizations of loans that we completed in prior years. We determine the present value of anticipated cash flows utilizing valuation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

assumptions appropriate for each particular transaction. The significant valuation assumptions have included the anticipated prepayment speeds and the anticipated credit losses related to the underlying mortgages. In order to determine the present value of this estimated excess cash flow, we currently apply a discount rate of 9.63% to 25.00% to the projected cash flows on the unrated classes of securities. The annual prepayment rate of the securitized loans is a function of full and partial prepayments and defaults. We make assumptions as to the prepayment rates of the underlying loans, which we believe are reasonable, in estimating fair values of the subordinate securities and residual securities retained. During 2002, we utilized proprietary prepayment curves (reaching an approximate range of annualized rates of 14.60% to 18.62%). During 2002, we estimated annual losses of between 0.76% and 4.92% of the unpaid principal balance of the underlying loans.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table presents information regarding our subordinate and residual trading securities summarized by classification and rating at June 30, 2002:

                                                                                                    Anticipated
                                                              Original    Anticipated                Weighted
                                                            Anticipated     Yield to                  Average     Prospective
                                                 Percent      Yield to    Maturity at                Remaining      Yield at
      Rating/Description (1)        Fair Value     Owned    Maturity (2)  6/30/02 (3)    Coupon      Life (4)     6/30/02 (5)
---------------------------------- ------------ ---------- ------------- ------------- ---------- -------------- -------------
Single-family residential:
    BB-rated subordinates......     $      611     100.00%     16.80%         7.15%         6.63%      2.74          72.45%
    B-rated subordinates.......            762     100.00      17.49         27.88          7.02       1.96          73.15
    Unrated subordinates.......            767      99.87      15.44         21.01          7.21       0.31         106.88
    Unrated subprime residuals.         36,493     100.00      19.65         28.85          N/A        4.87          61.53
                                    ----------
                                        38,633
Commercial:
    Unrated subordinates.......          2,577      25.00      22.15         12.10          N/A        1.35          14.06
                                    ----------
                                    $   41,210
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

(3) Represents the effective yield based on the purchase price, actual cash flows received from inception until the respective date, and the then current estimate of future cash flows under the assumptions at the respective date. Changes in the June 30, 2002 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and loss assumptions.

(4) Represents the weighted average life based on the June 30, 2002 book value.

(5) Represents the effective yield based on the book value of the investment and the then current estimate of the future cash flows under assumptions at the respective date. Prospective yields are considerably higher than the anticipated yield to maturity because book values include impairments recorded on the securities when they were classified as available for sale.

         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie our subordinate and residual trading securities at June 30, 2002:

Description                         U.K.       California    New Jersey      Texas       New York     Other (1)       Total
-----------                       ---------    ----------    ----------    ---------    ----------    ----------    ----------
Single family residential......   $ 101,453    $   69,858    $   39,508    $  38,918    $   38,557    $  326,222    $  614,516
Commercial.....................          --        16,846            --           --            --        42,484        59,330
Multi-family...................          --            --           206           --            --           285           491
                                  ---------    ----------    ----------    ---------    ----------    ----------    ----------
Total .........................   $ 101,453    $   86,704    $   39,714    $  38,918    $   38,557    $  368,991    $  674,337
                                  =========    ==========    ==========    =========    ==========    ==========    ==========

Percentage (2).................       15.04%        12.86%         5.89%        5.77%         5.72%        54.72%       100.00%
                                  =========    ==========    ==========    =========    ==========    ==========    ==========

(1) Consists of properties located in 46 other states, none of which aggregated over $37,385 in any one state.

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

         Investments in Real Estate. Our investment in real estate consisted of the following at the dates indicated:

                                                                                             June 30,       December 31,
                                                                                               2002            2001
                                                                                           -----------      -----------
Properties held for investment:
   Office buildings...................................................................     $    27,592      $    32,132
   Retail.............................................................................           9,452           29,637
   Building improvements..............................................................          16,453           17,513
   Tenant improvements and lease commissions..........................................           1,650            4,537
   Furniture and fixtures.............................................................              55               52
                                                                                           -----------      -----------
                                                                                                55,202           83,871
   Accumulated depreciation...........................................................          (4,687)          (5,327)
                                                                                           -----------      -----------
                                                                                                50,515           78,544
                                                                                           -----------      -----------
Loans accounted for as investments in real estate:
   Nonresidential.....................................................................           2,172           30,436
                                                                                           -----------      -----------

Investment in real estate partnerships................................................           6,911            7,916
                                                                                           -----------      -----------
                                                                                           $    59,598      $   116,896
                                                                                           ===========      ===========

         Properties Held for Investment. Properties held for investment at June 30, 2002 consisted of one office building (approximately 95.65% leased) located in Jacksonville, Florida and one shopping center (approximately 64.25% leased) located in Halifax, Nova Scotia. The $28,029 decline in the aggregate net carrying value of our investments in real estate during 2002 was primarily due to the sale of our shopping center in Bradenton, Florida, which had a carrying value of $19,902, impairment charges of $14,459 to reduce the properties to our estimate of their net realizable value, offset in part by $7,627 of capitalized improvements.

         Loans Accounted for as Investments in Real Estate. We acquired certain acquisition, development and construction loans in January 2000 in which we participate in the expected residual profits of the underlying real estate, and where the borrower has not contributed substantial equity to the project. As such, we have accounted for these loans under the equity method of accounting as though we had an investment in a real estate limited partnership. The decline in the balance during 2002 is primarily due to repayments of loans.

         Investments in Real Estate Partnerships. Consists of interests in four limited partnerships operating as real estate ventures, consisting of multi-family type properties. The decline in carrying value during 2002 is primarily the result of a $768 impairment write-down recorded during the second quarter.

         Affordable Housing Properties. We invested in multi-family residential projects that have been allocated low-income housing tax credits under Section 42 of the Internal Revenue Code of 1986, as amended, by a state tax credit allocating agency. The carrying values of our investments in affordable housing properties are as follows at the dates indicated:

                                                       June 30,     December 31,
                                                         2002          2001
                                                     -----------    -----------

Properties subject to sales agreements (1).......    $    19,064    $    49,893
Properties not yet sold..........................         18,877         52,176
                                                     -----------    -----------
     Total.......................................    $    37,941    $   102,069
                                                     ===========    ===========

(1) These sales agreements have not yet met all the accounting criteria to qualify for sales treatment.

         The decline in the balances during the six months ended June 30, 2002 was primarily due to sales of projects with a book value of approximately $49,334 and loss provisions of $17,350 (including $2,054 during the second quarter) to reserve for estimated losses from future sales, offset by additional investments in projects under construction of approximately $3,288.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The qualified affordable housing projects underlying our investments in low-income housing tax credit interests are geographically located throughout the United States. At June 30, 2002, our largest single investment was $10,743, which relates to a project located in North Wildwood, N.J.

         Low-income housing tax credit partnerships in which we invest both as a limited and, through a subsidiary, as general partner are presented on a consolidated basis and totaled $35,550 and $73,463 at June 30, 2002 and December 31, 2001, respectively. We recorded a loss from operations after depreciation of $6,228 and $2,756 for the three months ended June 30, 2002 and 2001, respectively, and $21,910 and $7,818 for the six months ended June 30, 2002 and 2001, respectively, including the $17,350 of loss provisions and the $3,944 charge to record a discount on the long-term sale of seven properties with a book value of $29,124.

         Loans, Net. The following table sets forth the composition of our loans, net, by portfolio type at the dates indicated:

                                                                                                 June 30,        December 31,
                                                                                                   2002              2001
                                                                                              --------------    --------------
Discount loan portfolio...................................................................    $       64,957    $      119,327
Loan portfolio............................................................................            56,978            64,925
Loans available for sale..................................................................                74             1,041
                                                                                              --------------    --------------
                                                                                              $      122,009    $      185,293
                                                                                              ==============    ==============

         Composition of Loans, Net. The following table sets forth the composition of our loans by type of loan at the dates indicated:

                                                                                                 June 30,         December 31,
                                                                                                   2002               2001
                                                                                              --------------    --------------
Single family residential loans...........................................................    $        3,122    $       58,118
                                                                                              --------------    --------------
Multi-family residential loans............................................................            37,530            33,319
                                                                                              --------------    --------------
Commercial real estate loans:
     Office buildings.....................................................................            52,636            56,713
     Hotels...............................................................................            28,938            38,576
     Retail properties....................................................................            30,129            47,492
     Other properties.....................................................................             1,038               607
                                                                                              --------------    --------------
                                                                                                     112,741           143,388
                                                                                              --------------    --------------
Other loans...............................................................................               200               231
                                                                                              --------------    --------------
                                                                                                     153,593           235,056
                                                                                              --------------    --------------
Unaccreted discount and deferred fees:
     Single family residential loans......................................................            (1,128)          (16,467)
     Multi-family residential loans.......................................................              (564)             (650)
     Commercial real estate and other loans...............................................           (10,213)          (19,318)
                                                                                              --------------    --------------
                                                                                                     (11,905)          (36,435)
                                                                                              --------------    --------------
                                                                                                     141,688           198,621
Undisbursed loan funds....................................................................            (1,151)           (2,914)
Allowance for loan losses.................................................................           (18,528)          (10,414)
                                                                                              --------------    --------------
Loans, net................................................................................    $      122,009    $      185,293
                                                                                              ==============    ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Loans are secured by mortgages on property located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing our loans were located at June 30, 2002:

                                                                                              Commercial
                                                   Single Family        Multi-Family         Real Estate
                                                    Residential          Residential          and Other            Total
                                                    ------------        ------------         ------------        ------------
New York.....................................       $        195        $         --         $     43,111        $     43,306
Wisconsin....................................                 --                  --               34,222              34,222
Connecticut..................................                 75                  --               11,705              11,780
California...................................                 11               8,563                   --               8,574
Florida......................................                142               5,644                1,824               7,610
Other (1)....................................              1,571              22,759               11,866              36,196
                                                    ------------        ------------         ------------        ------------
   Total.....................................       $      1,994        $     36,966         $    102,728        $    141,688
                                                    ============        ============         ============        ============

(1) Consists of properties located in 19 other states, none of which aggregated over $7,318 in any one state.

         Activity in Loans. The following table sets forth our loan activity during the periods indicated:

                                                                               Three Months                 Six Months
                                                                          -----------------------     -----------------------
For the periods ended June 30,                                              2002          2001          2002          2001
----------------------------------------------------------------------    ---------     ---------     ---------     ---------
Amount:
Balance at beginning of period........................................    $ 150,557     $ 527,728     $ 185,293     $ 640,052
Originations (1):
   Single-family residential loans....................................          879            --           879            --
   Multi-family residential loans.....................................           --            --         9,501            --
   Commercial real estate loans and other.............................           --         2,916         7,068        13,959
                                                                          ---------     ---------     ---------     ---------
                                                                                879         2,916        17,448        13,959
                                                                          ---------     ---------     ---------     ---------
Resolutions and repayments (2)........................................       (2,700)      (24,217)      (21,692)      (68,409)
Loans transferred to real estate owned................................       (5,877)      (15,417)      (13,215)      (65,552)
Sales.................................................................      (14,172)     (113,086)      (64,002)     (170,837)
Decrease (increase) in undisbursed loan proceeds......................        1,066          (612)        1,762         4,943
Decrease in discount and deferred fees................................        2,909        18,362        24,531        39,681
Increase in allowance for loan losses.................................      (10,653)       (7,177)       (8,116)       (5,340)
                                                                          ---------     ---------     ---------     ---------
Balance at end of period..............................................    $ 122,009     $ 388,497     $ 122,009     $ 388,497
                                                                          =========     =========     =========     =========

(1) Multifamily and commercial real estate originations represent loans made to facilitate sales of our own assets and fundings of construction loans we originated in prior years. The total includes a loan of $9,153 that we made to facilitate the sale of three assisted living facilities during the first quarter of 2002. Single-family originations represents repurchases of loans previously sold.

(2) Resolutions and repayments consists of loans that were resolved in a manner that resulted in partial or full repayment of the loan to us, as well as principal payments on loans that have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans that have not been resolved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table sets forth certain information relating to our non-performing loans at the dates indicated:

                                                                                         June 30,            December 31,
                                                                                          2002                   2001
                                                                                      ------------           ------------
Non-performing loans (1):
 Single family residential loans............................................          $      1,832           $     32,430
 Multi-family residential loans.............................................                25,959                 23,637
 Commercial real estate and other...........................................                32,887                 38,240
                                                                                      ------------           ------------
    Total...................................................................          $     60,678           $     94,307
                                                                                      ============           ============

Non-performing loans as a percentage of (1):
 Total loans (2)............................................................                43.18%                 48.19%
 Total assets...............................................................                 4.36%                  5.51%

Allowance for loan losses as a percentage of:
 Total loans (2)............................................................                13.18%                  5.32%
 Non-performing loans (1)...................................................                30.53%                 11.04%

(1) Loans that are contractually past due 90 days or more in accordance with the original terms of the loan agreement.

(2) Total loans are net of unaccreted discount, unamortized deferred fees and undisbursed loan funds.

         See "Changes in Financial Condition - Allowance for Loan Losses" below for additional information regarding the allowance for loan losses.

         Match Funded Assets. Match funded assets are comprised of the following at the dates indicated:

                                                                                               June 30,       December 31,
                                                                                                 2002             2001
                                                                                             -------------    -------------
Single family residential loans (1)...................................................       $      44,599    $      53,123
Allowance for loan losses.............................................................                (218)            (170)
                                                                                             -------------    -------------
 Match funded loans, net..............................................................              44,381           52,953
                                                                                             -------------    -------------

Match funded securities...............................................................              14,899           19,435
                                                                                             -------------    -------------

Match funded advances on loans serviced for others:
 Principal and interest...............................................................              61,288           65,705
 Taxes and insurance..................................................................              26,047           21,900
 Other................................................................................              12,605           14,358
                                                                                             -------------    -------------
                                                                                                    99,940          101,963
                                                                                             -------------    -------------
                                                                                             $     159,220    $     174,351
                                                                                             =============    =============

(1) Includes $3,222 and $4,405 of non-performing loans at June 30, 2002 and December 31, 2001, respectively.

         Match funded loans were securitized and transferred by OAC to a real estate mortgage investment conduit on November 13, 1998. The transfer did not qualify as a sale for accounting purposes. Accordingly, we recorded the proceeds that we received from the transfer as a liability (bonds-match funded agreements). The $8,524 decline in the balance during the first half of 2002 was largely due to repayment of loan principal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The match funded loans are secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing our loans were located at June 30, 2002:


Michigan..................................................      $         7,453
Texas.....................................................                3,968
California................................................                3,730
Florida...................................................                2,764
Massachusetts.............................................                2,569
Other (1).................................................               24,115
                                                                ---------------
Total.....................................................      $        44,599
                                                                ===============

(1) Consists of properties located in 37 other states, none of which aggregated over $2,182 in any one state.

         Match funded securities resulted from our transfer of four unrated residual securities to a trust on December 16, 1999 in exchange for non-recourse notes. The transfer did not qualify as a sale for accounting purposes. Accordingly, we reported the amount of proceeds we received from the transfer as a secured borrowing with pledge of collateral (bonds-match funded agreements). The decline of $4,536 in the balance during the first half of 2002 was primarily due to principal repayments.

         The following table presents information regarding our match funded securities at June 30, 2002:

                                                                                                   Anticipated
                                                                Original   Anticipated              Weighted
                                                              Anticipated    Yield to                Average     Prospective
                                                                Yield to   Maturity at              Remaining      Yield at
                                 Fair Value   Percent Owned     Maturity   6/30/02 (1)   Coupon      Life(2)       6/30/02
                                 ----------   -------------     --------   -----------   ------      -------       -------
Unrated residuals..............   $ 14,899       100.00%          17.39%       3.91%        N/A       9.05          11.38%
                                  ========

N/A - Not Available

(1) Changes in the June 30, 2002 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and, to a lesser extent, loss assumptions.

(2) Equals the weighted average duration based on the June 30, 2002 book value.

         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie our match-funded securities at June 30, 2002:

Description                      California     Florida     Illinois      New York       Oregon      Other (1)       Total
-----------                      ----------    ---------    ---------    ----------     ---------    ----------    ----------
Single family residential.....   $   34,679    $  27,310    $  11,639    $    9,851     $   9,438    $  137,471    $  230,388
Multi-family..................        1,316          314          612           601            --         4,045         6,888
                                 ----------    ---------    ---------    ----------     ---------    ----------    ----------
Total ........................   $   35,995    $  27,624    $  12,251    $   10,452     $   9,438    $  141,516    $  237,276
                                 ==========    =========    =========    ==========     =========    ==========    ==========

Percentage (2)................        15.17%       11.64%        5.16%         4.40%         3.98%        59.65%       100.00%
                                 ==========    =========    =========    ==========     =========    ==========    ==========

(1) Consists of properties located in 44 other states, none of which aggregated over $9,104 in any one state.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

         Match funded advances on loans serviced for others resulted from our transfer of certain residential loan servicing related advances to a third party in exchange for cash in 2001. The original and subsequent transfers did not qualify as a sale for accounting purposes. Accordingly, we report the amount of proceeds we received from the sale as a secured borrowing with pledge of collateral (bonds-match funded agreements.) See "Bonds-Match Funded Agreements."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Allowances for Loan Losses. We maintain an allowance for loan losses for each of our loan and match funded loan portfolios at a level that we consider adequate to provide for inherent losses in each portfolio based upon an ongoing evaluation of known and inherent risks in such portfolios.

         The following table sets forth the breakdown of the allowance for loan losses on our loans and match funded loans by loan category and the percentage of allowance and loans in each category to totals in the respective portfolios at the dates indicated:

                                            June 30, 2002                                 December 31, 2001
                            --------------------------------------------    --------------------------------------------
                                  Allowance             Loan Balance              Allowance             Loan Balance
                            --------------------    --------------------    --------------------    --------------------
                             Amount      Percent     Amount      Percent     Amount      Percent     Amount      Percent
                            --------    --------    --------    --------    --------    --------    --------    --------
Loans:
   Single family ........   $    176        1.0%    $  1,994        1.4%    $  3,401       32.7%    $ 41,651       21.3%
   Multi-family .........      7,789       42.0       36,455       25.9        2,186       21.0       31,239       16.0
   Commercial real estate
     and other ..........     10,563       57.0      102,088       72.7        4,827       46.3      122,817       62.7
                            --------    --------    --------    --------    --------    --------    --------    --------
                            $ 18,528      100.0%    $140,537      100.0%    $ 10,414      100.0%    $195,707      100.0%
                            ========    ========    ========    ========    ========    ========    ========    ========

Match funded loans:
   Single family ........   $    218      100.0%    $ 44,599      100.0%    $    170      100.0%    $ 53,123      100.0%
                            ========    ========    ========    ========    ========    ========    ========    ========

       The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict use of the allowance to absorb losses in any other category.

       The following table sets forth an analysis of activity in the allowance for loan losses relating to our loans and match funded loans during the six months ended June 30, 2002:

                                                    Balance                                                        Balance
                                                  December 31,                                                     June 30,
                                                     2001         Provision      Charge-offs      Recoveries         2002
                                                  ------------    ----------     -----------      ----------      ----------
Loans:
   Single family.............................      $    3,401     $   (2,601)     $     (875)     $      251      $      176
   Multi-family..............................           2,186          5,836            (233)             --           7,789
   Commercial real estate and other..........           4,827          8,128          (2,549)            157          10,563
                                                   ----------     ----------      ----------      ----------      ----------
                                                   $   10,414     $   11,363      $   (3,657)     $      408      $   18,528
                                                   ==========     ==========      ==========      ==========      ==========

Match funded loans:
   Single family.............................      $      170     $       48      $       --      $       --      $      218
                                                   ==========     ==========      ==========      ==========      ==========

         Real Estate Owned, Net. Real estate owned consists almost entirely of properties acquired by foreclosure or deed-in-lieu thereof on loans in our discount loan portfolio.

         The following table sets forth certain information relating to our real estate owned at the dates indicated:

                                                   June 30,        December 31,
                                                     2002              2001
                                                  ------------     ------------
Single family residential...................      $      4,788     $     16,424
Commercial real estate......................            79,313           94,041
                                                  ------------     ------------
   Total....................................      $     84,101     $    110,465
                                                  ============     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table sets forth certain geographical information by type of property at June 30, 2002 related to our real estate owned:

                                            Single Family Residential     Commercial Real Estate              Total
                                            -------------------------    ------------------------    ------------------------
                                                             No. of                      No. of                      No. of
                                              Amount       Properties      Amount      Properties      Amount      Properties
                                            ----------     ----------    ----------    ----------    ----------    ----------
Florida.................................     $      --             --     $  41,527            3      $  41,527            3
Michigan................................           298             8         18,612            1         18,810            9
Georgia.................................           270             2         12,520            1         12,790            3
Minnesota...............................             8             1          4,398            1          4,406            2
Washington..............................            --             --         1,720            1          1,720            1
Other (1)...............................         4,212           113            536            1          4,748          114
                                             ---------      --------      ---------     --------      ---------     --------
   Total................................     $   4,788           124      $  79,313            8      $  84,101          132
                                             =========      ========      =========     ========      =========     ========

(1) Consists of properties located in 26 other states, none of which aggregated over $994 in any one state.

         The following tables set forth the activity in the real estate owned during the periods indicated:

                                                                               Three Months                 Six Months
                                                                          -----------------------     -----------------------
For the periods ended June 30,                                              2002          2001          2002          2001
----------------------------------------------------------------------    ---------     ---------     ---------     ---------
Amount:
Balance at beginning of period........................................    $ 100,490     $ 136,267     $ 110,465     $ 146,419
Properties acquired through foreclosure or deed-in-lieu thereof:
  Loans...............................................................        5,877        15,417        13,215        65,552
  Less discount transferred...........................................       (2,596)       (5,780)       (5,854)      (25,012)
  Add advances transferred............................................           42         1,235           211         5,402
                                                                          ---------     ---------     ---------     ---------
                                                                            103,813       147,139       118,037       192,361
                                                                          ---------     ---------     ---------     ---------
Capital improvements..................................................          806         5,640         1,592         7,246
Sales.................................................................       (9,821)      (23,830)      (20,857)      (72,906)
Decrease (increase) in valuation allowance............................      (10,697)           93       (14,671)        2,341
                                                                          ---------     ---------     ---------     ---------
Balance at end of period..............................................    $  84,101     $ 129,042     $  84,101     $ 129,042
                                                                          =========     =========     =========     =========


                                                                               Three Months                 Six Months
                                                                          -----------------------     -----------------------
For the periods ended June 30,                                              2002          2001          2002          2001
----------------------------------------------------------------------    ---------     ---------     ---------     ---------
Number of Properties:
Balance at beginning of period........................................          232           994           389         1,298
Properties acquired through foreclosure or deed-in-lieu thereof.......            4           220            19           563
Sales.................................................................         (104)         (471)         (276)       (1,118)
                                                                          ---------     ---------     ---------     ---------
Balance at end of period..............................................          132           743           132           743
                                                                          =========     =========     =========     =========

         The following table sets forth the amount of time that we had held our real estate owned at the dates indicated:

                                                    June 30,        December 31,
                                                      2002              2001
                                                  ------------      ------------
One to two months...........................      $         28      $      2,251
Three to four months........................               159             1,655
Five to seven months........................               261             2,244
Seven to 12 months..........................             1,216            27,422
Over 12 months (1)..........................            82,437            76,893
                                                  ------------      ------------
                                                  $     84,101      $    110,465
                                                  ============      ============

(1) Real estate owned that we have held in excess of one year includes seven commercial properties with a carrying value of $79,314 at June 30, 2002, including a large retail property with a carrying value of $40,962. These properties are being repositioned for sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         We actively manage our real estate owned. Sales of real estate owned resulted in losses, net of the provision for loss in fair value, of $(11,952) during the three months ended June 30, 2002 as compared to $(375) during the same period of the prior year. For the six month periods, net losses from sales were $(16,513) for 2002 and $(180) for 2001. The average period during which we held our real estate owned, which was sold during the three months ended June 30, 2002 and 2001, was 12 and 11 months, respectively. For sales that occurred during the six months ended June 30, 2002 and 2001, the average holding period was 11 and 9 months, respectively.

         The following table sets forth the activity, in aggregate, in the valuation allowances on real estate owned during the periods indicated:

                                                                                    Three Months                 Six Months
                                                                                ----------------------      ----------------------
For the periods ended June 30,                                                    2002          2001          2002          2001
---------------------------------------------------------------------------     --------      --------      --------      --------
Balance at beginning of period.............................................     $ 23,072      $ 15,894      $ 19,098      $ 18,142
Provisions for losses .....................................................       12,954         3,522        19,076         9,703
Charge-offs and sales......................................................       (2,257)       (3,615)       (4,405)      (12,044)
                                                                                --------      --------      --------      --------
Balance at end of period...................................................     $ 33,769      $ 15,801      $ 33,769      $ 15,801
                                                                                ========      ========      ========      ========

Valuation allowance as a percentage of total gross real estate owned (1)...        28.65%        10.91%

 (1) At December 31, 2001, the valuation allowance as a percentage of total gross real estate owned was 14.74%. This increase in the ratio reflects an increasing valuation allowance and a declining balance of gross real estate owned. The valuation allowance has not declined proportionately primarily because of the large commercial properties we are repositioning for sale, as discussed above.

         Advances on Loans and Loans Serviced for Others. Advances related to loan portfolios and loans serviced for others consisted of the following at the dates indicated:

                                                      June 30,      December 31,
                                                        2002            2001
                                                    -----------     -----------
Loan portfolios:
     Taxes and insurance.......................     $       153     $     2,214
     Other.....................................           1,254           4,135
                                                    -----------     -----------
                                                          1,407           6,349
                                                    -----------     -----------
Loans serviced for others:
     Principal and interest....................          70,506         107,319
     Taxes and insurance.......................          96,039          99,972
     Other.....................................          86,782          69,543
                                                     ----------      ----------
                                                        253,327         276,834
                                                     ----------      ----------
                                                     $  254,734      $  283,183
                                                     ==========      ==========

         Mortgage Servicing Rights. The unamortized balance of our mortgage servicing rights are predominantly residential and amounted to $133,677 and $101,107 at June 30, 2002 and December 31, 2001, respectively. The $32,570 increase during the six months ended June 30, 2002 was primarily due to $56,997 of purchases offset by $24,193 of amortization. Of the $56,997 of purchases during 2002, all were residential and $25,518 were acquired under flow agreements with third party lenders whereby we have committed to purchase newly originated mortgage servicing rights up to an agreed upon amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Deposits. The following table sets forth information related to our deposits at the dates indicated:

                                                                         June 30, 2002                 December 31, 2001
                                                                   --------------------------      -------------------------
                                                                                   % of Total                     % of Total
                                                                     Amount         Deposits         Amount        Deposits
                                                                   -----------    -----------      -----------   -----------
Non-interest bearing checking accounts.........................    $     6,373            1.4%     $     5,624           0.9%
NOW and money market checking accounts.........................         20,138            4.6           15,479           2.4
Savings accounts...............................................          1,711            0.4            1,287           0.2
                                                                   -----------    -----------      -----------   -----------
                                                                        28,222            6.4           22,390           3.5
                                                                   -----------                     -----------
Certificates of deposit........................................        414,618                         636,037
Unamortized deferred fees......................................           (977)                         (1,549)
                                                                   -----------                     -----------
Total certificates of deposit (1)..............................        413,641           93.6          634,488          96.5
                                                                   -----------    -----------      -----------   -----------
   Total deposits..............................................    $   441,863          100.0%     $   656,878         100.0%
                                                                   ===========    ===========      ===========   ===========

(1) Certificates of deposit included $255,744 and $499,710 at June 30, 2002 and December 31, 2001, respectively, of deposits originated through national, regional and local investment banking firms that solicit deposits from their customers, all of which are non-cancelable. Certificates of deposit with a face value of $18,214, which carry an interest rate of 6% and mature December 16, 2008, are callable on their semiannual interest payment dates with thirty days notice.

         At June 30, 2002 and December 31, 2001, certificates of deposit with outstanding balances of $100 or more amounted to $89,459 and $82,771, respectively. Of the $89,459 of certificates of deposits with balances of $100 or more at June 30, 2002, $11,049 were from political subdivisions in New Jersey and secured or collateralized as required under state law. The remaining time until maturity of certificates of deposit with balances of $100 or more as of June 30, 2002 is as follows:

Matures within three months.................................      $     39,740
Matures after three through six months......................            14,181
Matures after six through twelve months.....................            24,254
Matures after twelve months.................................            11,284
                                                                  ------------
                                                                  $     89,459
                                                                  ============

         Escrow Deposits on Loans and Loans Serviced for Others. Escrow deposits on our loans and loans we serviced for others amounted to $88,773 and $73,565 at June 30, 2002 and December 31, 2001, respectively. The balance consisted principally of custodial deposit balances representing collections we received from borrowers for the payment of taxes and insurance premiums on mortgage properties underlying loans we serviced for others. The balance increased during 2002 principally because of an increase in loans we serviced for others. See "Results of Operations - Non-Interest Income - Servicing and Other Fees."

         Bonds-Match Funded Agreements. Bonds-match funded agreements were comprised of the following at the dates indicated:

                                                                                                 June 30,       December 31,
                                                                                                   2002             2001
                                                                                               ------------     ------------
Collateral (Interest Rate)
Single family loans (LIBOR plus 65 basis points) (1)....................................       $     19,965     $     24,005
Single family loans (LIBOR plus 70 basis points (1).....................................             17,728           22,140
Unrated residual securities (9.50%) (1).................................................             14,987           18,997
Advances on loans serviced for others (LIBOR plus 160 basis points) (2).................             93,534           91,766
                                                                                               ------------     ------------
                                                                                               $    146,214     $    156,908
                                                                                               ============     ============

(1) The decline in the balance outstanding during the six months ended June 30, 2002 was due to principal repayments, offset by amortization of discount.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Obligations Outstanding Under Lines of Credit. We have obtained secured line of credit arrangements from unaffiliated financial institutions as follows at the dates indicated:

                                              Balance      Amount of     Committed      Maturity
                  Entity                    Outstanding     Facility       Amount         Date           Interest Rate(1)
------------------------------------------ ------------- ------------- ------------- -------------- --------------------------
June 30, 2002:
   Advances on loans serviced for others     $   68,883    $  100,000    $  100,000    October 2002 LIBOR + 200 basis points
                                             ==========    ==========    ==========

December 31, 2001:
   Real estate investments and commercial
     loans..............................     $   32,463    $  200,000    $  115,580     June 2002   LIBOR + 240 basis points

   Advances on loans serviced for others         51,841       100,000        51,841    October 2002 LIBOR + 200 basis points
                                             ----------    ----------    ----------
                                             $   84,304    $  300,000    $  167,421
                                             ==========    ==========    ==========

(1) 1-month LIBOR was 1.84% and 1.87% at June 30, 2002 and December 31, 2001, respectively.

         Notes, Debentures and Other Interest-Bearing Obligations. Notes, debentures and other interest-bearing obligations mature as follows:

                                                                                               June 30,         December 31,
                                                                                                 2002               2001
                                                                                              -----------       -----------
2003:
11.875% Notes due October 1............................................................       $    86,300       $    87,025
Loan due September 30 (LIBOR plus 250 basis-points)....................................             4,235                --
2004:
Loan due May 24 (LIBOR plus 250 basis points)..........................................                --             6,235
2005:
12% Subordinated Debentures due June 15................................................            67,000            67,000
11.5% Redeemable Notes due July 1......................................................                45                45
                                                                                              -----------       -----------
                                                                                              $   157,580       $   160,305
                                                                                              ===========       ===========

         The $725 decline in the balance of the 11.875% Notes during the six months ended June 30, 2002 is due to repurchases. See "Results of Operations - Gain on Repurchases of Debt." In connection with the sale of three assisted living facilities during the three months ended June 30, 2002, we repaid the loan due May 24, 2004 and entered into a new loan due September 30, 2003. The new loan is secured by the loan for $9,153 that we made to facilitate the sale of the assisted living facilities. See "Changes in Financial Condition - Loans, Net" and "- Real Estate Held for Sale."

         Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. The outstanding balance of the 10.875% Capital Securities due August 1, 2027 of $56,249 at June 30, 2002, declined $4,910 from December 31, 2001. During the second quarter of 2002, we repurchased $4,910 of Capital Securities in the open market for a gain of $1,074. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof (which is incorporated herein by reference).

         Minority Interest in Subsidiary. Minority interest of $1,625 at June 30, 2002, represents the investment by others in certain of our subisdiaries that we formed during the second quarter of 2002 to establish, license and operate distressed asset management servicing companies in various countries around the world. The minority interest represents 37% of the investment in these companies as of June 30, 2002.

         Stockholders' Equity. Stockholders' equity decreased $54,456 or 14% during the six months ended June 30, 2002. The decrease was primarily due to the net loss of $(54,690) for the first half of 2002. See Consolidated Statements of Changes in Stockholders' Equity of the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

Liquidity, Commitments and Off-Balance Sheet Risks

         Our primary sources of funds for liquidity are:

         o    Deposits                                            o    Maturities and payments received on loans,
         o    FHLB advances                                            securities and advances
         o    Securities sold under agreements to repurchase      o    Proceeds from sales of assets
         o    Lines of credit                                     o    Servicing fees
         o    Match funded debt

         At June 30, 2002, we were eligible to borrow up to an aggregate of $79,443 from the FHLB of New York (based on the availability of acceptable collateral) and had $69,123 of short duration CMOs pledged as security for any such borrowings as of June 30, 2002. At June 30, 2002, we also had contractual relationships with eleven brokerage firms and the FHLB of New York pursuant to which we could obtain funds from securities sales under agreements to repurchase. In addition, under a match funding agreement that we entered into on December 20, 2001, we were eligible to sell advances on loans serviced for others up to a maximum debt balance of $200,000 at any one time. At June 30, 2002, we had $93,534 of bonds-match funded agreements outstanding under this facility, which is expected to mature in December 2003. The sales of advances did not qualify as sales for accounting purposes; therefore, we report them as secured borrowings with pledges of collateral. We will account for additional sales under this facility in the same manner. At June 30, 2002, we also had $227,603 of unrestricted cash and cash equivalents and $13,689 of short duration CMOs that we could use to secure additional borrowings. We had no outstanding FHLB advances at June 30, 2002. Securities we sold under agreements to repurchase from the FHLB amounted to $66,817 at June 30, 2002.

         We continuously monitor our liquidity position and ongoing funding requirements. Among the risks and challenges associated with our funding activities are the following:

o At this time we do not intend to utilize brokered certificates of deposit, a significant portion of which mature during 2002, as a source of funding in the foreseeable future.

o Scheduled maturities of all certificates of deposit for the 12 months ending June 30, 2003, the 12 months ended June 30, 2004 and thereafter amounted to $249,127, $87,316 and $77,551, respectively.

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

         Our operating activities provided $162,820 and $102,044 of cash flows during the six months ended June 30, 2002 and 2001, respectively. Cash flows were provided primarily by proceeds from the sale of trading securities and maturities and principal repayments received thereon. The increase in net cash flows provided by operating activities during the six months ended June 30, 2002 as compared to the same period of the prior year, was due primarily to the decrease in cash used to fund advances and match funded advances on loans serviced by others offset by the decrease in cash provided by trading securities.

         Our investing activities provided cash flows totaling $66,302 and $241,905 during the six months ended June 30, 2002 and 2001, respectively. During these periods, cash flows from investing activities were used primarily to purchase mortgage servicing rights, fund commitments for loans, make capital improvements to real estate held for investment and purchase equipment. Cash flows from investing activities were provided primarily by proceeds from sales of and principal payments received on loans and proceeds from sales of real estate owned, real estate held for sale and real estate held for investment. The decrease in net cash provided by investing activities during the six months ended June 30, 2002 as compared to the same period of the prior year was due primarily to declines in proceeds from the sales of loans, proceeds from the sales of real estate owned and principal payments on loans.

         Our financing activities used cash flows of $245,404 and $186,787 during the six months ended June 30, 2002 and 2001, respectively. Cash flows from financing activities were primarily utilized to repay maturing deposits. The increase in cash flow used by financing activities is principally related to a decrease in cash from lines of credit offset by a decline in the amount of maturing deposits and repurchases of debt.

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

         At June 30, 2002, we had commitments of $1,151 related to the funding of construction loans. Our management believes that we have adequate resources to fund all such unfunded commitments to the extent required and that substantially all of such unfunded commitments will be funded during 2002. See
Note 9 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference).

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

Regulatory Capital and Other Requirements

         See Note 6 to the Interim Consolidated Financial Statements included in
Item 1 herein (which is incorporated by reference).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         (Dollars in thousands)
--------------------------------------------------------------------------------

Asset and Liability Management

         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. It is our objective to attempt to control risks associated with interest rate and foreign currency exchange rate movements. In general, management's strategy is to match asset and liability balances within maturity categories and to manage foreign currency rate exposure related to our investments in non-U.S. dollar functional currency operations in order to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates and foreign currency exchange rates change over time. Our asset and liability management strategy is formulated and monitored by the Asset/Liability Management Committee (the "Committee"), which is composed of OCN's directors and officers, in accordance with policies approved by OCN's Board of Directors. The Committee meets to review, among other things, the sensitivity of our assets and liabilities to interest rate changes and foreign currency exchange rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities of investments and borrowings. The Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition.

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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2002. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except:

         o Adjustable-rate loans, performing discount loans, securities and FHLB advances are included in the period in which they are first scheduled to adjust and not in the period in which they mature,

         o Fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model that we use and empirical data,

         o Non-performing discount loans reflect the estimated timing of resolutions that result in repayment to us,

         o NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on our detailed studies of each such category of deposit , and

         o Escrow deposits and other non-interest bearing checking accounts, which amounted to $95,146 at June 30, 2002, are excluded.

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

                                                                                  June 30, 2002
                                                     ------------------------------------------------------------------------
                                                                      Four to       More Than
                                                     Within Three      Twelve       One Year to    Three Years
                                                        Months         Months       Three Years     and Over         Total
                                                     ------------   ------------   ------------   ------------   ------------
Rate-Sensitive Assets:
  Interest-earning deposits......................    $    122,161   $         --   $         --   $         --   $    122,161
  Federal funds sold and repurchase agreements...          88,000             --             --             --         88,000
  Trading securities.............................          43,005         46,812         18,290         23,441        131,548
  Loans, net (1).................................          14,897         53,424         53,511            177        122,009
  Investment securities, net.....................           7,105             --             --             --          7,105
  Match funded loans and securities (1)..........           2,585          5,317         11,046         40,332         59,280
                                                     ------------   ------------   ------------   ------------   ------------
   Total rate-sensitive assets...................         277,753        105,553         82,847         63,950        530,103
                                                     ------------   ------------   ------------   ------------   ------------
Rate-Sensitive Liabilities:
  NOW and money market checking deposits.........          18,165            226            485          1,262         20,138
  Savings deposits...............................             119            245            485            862          1,711
  Certificates of deposit........................          57,948        190,725        136,467         28,501        413,641
                                                     ------------   ------------   ------------   ------------   ------------
  Total interest-bearing deposits................          76,232        191,196        137,437         30,625        435,490
  Securities sold under agreements to repurchase.          66,817             --             --             --         66,817
  Bond-match funded loan agreements..............         134,802          5,824          5,588             --        146,214
  Obligations outstanding under lines of credit..          68,883             --             --             --         68,883
  Notes, debentures and other....................           4,235             --        153,300             45        157,580
                                                     ------------   ------------   ------------   ------------   ------------
   Total rate-sensitive liabilities..............         350,969        197,020        296,325         30,670        874,984
                                                     ------------   ------------   ------------   ------------   ------------
Interest rate sensitivity gap excluding financial
  instruments....................................         (73,216)       (91,467)      (213,478)        33,280       (344,881)
Financial Instruments:
Interest rate caps...............................              --             --              6             --              6
Interest rate floors.............................              --             --            349             --            349
                                                    -------------  -------------   ------------  -------------   ------------
Total rate-sensitive financial instruments.......              --             --            355             --            355
                                                    -------------  -------------   ------------  -------------   ------------
Interest rate sensitivity gap including financial
  instruments....................................    $    (73,216)  $    (91,467)  $   (213,123)  $     33,280   $   (344,526)
                                                     ============   ============   ============   ============   ============
Cumulative interest rate sensitivity gap.........    $    (73,216)  $   (164,683)  $   (377,806)  $   (344,526)
                                                     ============   ============   ============   ============
Cumulative interest rate sensitivity gap as a
  percentage of total rate-sensitive assets......          (13.81)%       (31.07)%       (71.27)%       (64.99)%

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

         The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates and hypothetical interest rate scenarios. An institution's NPV Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in that scenario by the present value of the institution's assets in that same scenario. The hypothetical scenarios are represented by immediate, permanent, parallel movements (shocks) in the term structure of interest rates of plus and minus 100, 200 and 300 basis points from the actual term structure observed at

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         (Dollars in thousands)
--------------------------------------------------------------------------------

quarter end. The current NPV Ratio for each of the seven rate scenarios and the corresponding limits approved by OCN's Board of Directors, and as applied to OCN, are as follows at June 30, 2002:

                                  Board Limits                  Current
Rate Shock in basis points    (minimum NPV Ratios)            NPV Ratios
-------------------------- -------------------------- --------------------------
           +300                       5.00%                     27.38%
           +200                       6.00%                     27.18%
           +100                       7.00%                     26.98%
            0                         8.00%                     26.82%
           -100                       7.00%                     26.79%
           -200                       6.00%                     26.79%
           -300                       5.00%                     26.85%

         The Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and NPV and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by OCN's Board of Directors, and as applied to OCN. The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with loans and securities are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the assets. When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. The base interest rate scenario assumes interest rates at June 30, 2002. Actual results could differ significantly from the OCN results estimated in the following table:

                                           Estimated Changes in
                           -----------------------------------------------------
Rate Shock in basis points         Net Interest                   NPV
-------------------------- -------------------------- --------------------------
           +300                        11.17%                     0.50%
           +200                         7.45%                     0.26%
           +100                         3.72%                     0.07%
            0                             --%                       --%
           -100                        (3.72)%                    0.51%
           -200                        (7.45)%                    1.04%
           -300                       (11.17)%                    1.79%

         The Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. These techniques include interest rate exchange or "swap" agreements, interest rate caps and floors and foreign currency futures contracts.

         Interest Rate Risk Management. We have purchased amortizing caps and floors to hedge our interest rate exposure relating to match funded loans and securities. We had entered into caps and floors with an aggregate notional amount of $118,675 and $32,404, respectively, at June 30, 2002, as compared to caps and floors with an aggregate notional amount of $125,933 and $34,100, respectively, at December 31, 2001.

         See Note 5 to the Interim Consolidated Financial Statements included in
Item 1 herein (which is incorporated herein by reference) for additional disclosures regarding our interest rate derivative financial instruments.

         Foreign Currency Exchange Rate Risk Management. We have entered into foreign currency futures to hedge our investments in foreign subsidiaries that own residual interests backed by residential loans originated in the UK and in the shopping center located in Halifax, Nova Scotia.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         (Dollars in thousands)
--------------------------------------------------------------------------------

         Our hedges, the related investments in foreign subsidiaries, and the net exposures as of June 30, 2002 and December 31, 2001 were as follows:

                                                                              Investment          Hedge         Net Exposure
                                                                             ------------     ------------      ------------
June 30, 2002:
UK residuals...........................................................      $    27,008      $     24,865      $     2,143
Nova Scotia Shopping Center............................................      $    12,679      $      7,522      $     5,157

December 31, 2001:
UK residuals...........................................................      $    25,535      $     24,754      $       781
Nova Scotia Shopping Center............................................      $    21,648      $     21,691      $       (43)

         The net exposures are subject to gain or loss if foreign currency exchange rates fluctuate. See the "Foreign Currency Management" section of Note 5 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference) for additional disclosures regarding our foreign currency derivative financial instruments.

Forward-Looking Statements

Certain statements contained herein are not, and certain statements contained in our future filings with the Securities and Exchange Commission (the "Commission"), in our press releases or in the our other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period(s) or by the use of forward-looking terminology such as "anticipate," "believe," "commitment," "consider," "continue," "could," "estimate," "expect," "foresee," "intend," "in the event of," "may," "plan," "propose," "prospect," "whether," "will," "would," future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although we believe the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, international, national, regional or local economic environments (particularly in the market areas where we operate), government fiscal and monetary policies (particularly in the market areas where we operate), prevailing interest or currency exchange rates, effectiveness of interest rate, currency and other hedging strategies, laws and regulations affecting financial institutions, investment companies and real estate (including regulatory fees, capital requirements, access for disabled persons and environmental compliance), uncertainty of foreign laws and potential political issues related to operations outside of the USA, competitive products, pricing and conditions (including from competitors that have significantly greater resources than our Company), credit, prepayment, basis, default, subordination and asset/liability risks, loan servicing effectiveness, ability to identify acquisitions and investment opportunities meeting our investment strategy, the course of negotiations and the ability to reach agreement with respect to the material terms of any particular transaction, satisfactory due diligence results, satisfaction or fulfillment of agreed upon terms and conditions of closing or performance, the timing of transaction closings, software integration, development and licensing, damage to our computer equipment and the information stored our data centers, availability of and costs associated with obtaining adequate and timely sources of liquidity, ability to repay or refinance indebtedness (at maturity or upon acceleration), to meet collateral calls by lenders (upon re-valuation of the underlying assets or otherwise), to generate revenues sufficient to meet debt service payments and other operating expenses, availability of discount loans and servicing rights for purchase, size of, nature of and yields available with respect to the secondary market for mortgage loans, financial, securities and securitization markets in general, adequacy of allowances for loan losses, changes in real estate conditions (including liquidity, valuation, revenues, rental rates, occupancy levels and competing properties), adequacy of insurance coverage in the event of a loss, other factors generally understood to affect the real estate acquisition, mortgage, servicing and leasing markets, securities investments and the software and technology industry, and other risks detailed from time to time in our reports and filings with the Commission, including our periodic reports on Forms 10-Q, 8-K and 10-K and Exhibit 99.1, titled Risk Factors, to our Form 10-K for the year ended December 31, 2001, which filings are available from the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. We do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Part II - Other Information


Item 1.  Legal Proceedings.

         See "Note 9: Commitments and Contingencies" of Ocwen Financial Coporation's Interim Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

         At OCN's Annual Meeting of Shareholders held on May 16, 2002, the following individuals were elected to the Board of Directors

                                                  Votes For      Votes Withheld
                                               --------------    --------------
William C. Erbey.............................     64,120,596          511,679
Thomas F. Lewis..............................     64,120,596          511,679
W. C. Martin.................................     64,120,596          511,679
Barry N. Wish................................     64,215,710          417,175

Ratification of PricewaterhouseCoopers LLP as the independent auditors of OCN for the fiscal year ending December 31, 2002 was also voted on and approved by the shareholders. The votes were as follows:

Votes for....................................................      64,286,738
Votes against................................................         338,346
Abstentions..................................................           7,201

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

Part II - Other Information


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

    10.11 Form of Employment Agreement dated as of August 1, 2001 by and between Ocwen Technology Exchange and Jack Timpe (15)

    99.1        Risk factors (15)

    99.2 Certifications pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


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

Part II - Other Information


         (14) Incorporated by reference from the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

         (15) Incorporated by reference from the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(b)      Reports on Form 8-K Filed during the Quarter Ended June 30, 2002.

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

Date:      August 14, 2002