Form 10-Q
period 2002-09-30
OCWEN FINANCIAL CORP
filed 2002-11-14
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                         OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File No. 0-21341

                            Ocwen Financial Corporation
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


             Florida                                              65-0039856
---------------------------------                            -------------------
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


Number of shares of Common Stock, $.01 par value, outstanding as of November 11, 2002: 67,339,571 shares

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q



                                    I N D E X
--------------------------------------------------------------------------------


PART I -  FINANCIAL INFORMATION                                             Page
                                                                            ----

Item 1.   Interim Consolidated Financial Statements (Unaudited).............  3

          Consolidated Statements of Financial Condition at September 30,
          2002 and December 31, 2001........................................  3

          Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001..........................  4

          Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2002 and 2001.....................  5

          Consolidated Statement of Changes in Stockholders' Equity for the
          nine months ended September 30, 2002..............................  6

          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2002 and 2001.......................................  7

          Notes to Consolidated Financial Statements........................  9

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................. 20

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........ 54

Item 4.   Controls and Procedures........................................... 58

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 60

Item 6.   Exhibits and Reports on Form 8-K.................................. 60

Signature................................................................... 62

Certifications.............................................................. 63

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                                         September 30,       December 31,
                                                                                             2002               2001
                                                                                         -------------      -------------
Assets
 Cash and amounts due from depository institutions .................................     $      11,799      $      33,442
 Interest earning deposits .........................................................            43,883            101,213
 Federal funds sold and repurchase agreements ......................................           220,000            126,000
 Trading securities, at fair value:
   Collateralized mortgage obligations (AAA-rated) .................................            50,448            161,191
   Subordinates, residuals and other securities ....................................            36,593             65,058
 Real estate held for sale .........................................................                --             13,418
 Investments in real estate ........................................................            59,982            116,896
 Affordable housing properties .....................................................            32,721            102,069
 Loans, net ........................................................................           102,833            185,293
 Match funded assets ...............................................................           153,952            174,351
 Real estate owned, net ............................................................            65,432            110,465
 Premises and equipment, net .......................................................            45,748             44,589
 Income taxes receivable ...........................................................            22,231             20,842
 Advances on loans and loans serviced for others ...................................           273,767            283,183
 Mortgage servicing rights .........................................................           167,757            101,107
 Other assets ......................................................................            81,906             72,033
                                                                                         -------------      -------------
                                                                                         $   1,369,052      $   1,711,150
                                                                                         =============      =============
Liabilities and Stockholders' Equity
 Liabilities
   Deposits ........................................................................     $     454,812      $     656,878
   Escrow deposits on loans and loans serviced for others ..........................           106,430             73,565
   Securities sold under agreements to repurchase ..................................                --             79,405
   Bonds - match funded agreements .................................................           142,020            156,908
   Obligations outstanding under lines of credit ...................................            92,567             84,304
   Notes, debentures and other interest bearing obligations ........................           154,755            160,305
   Accrued interest payable ........................................................            12,964             12,836
   Excess of net assets acquired over purchase price ...............................                --             18,333
   Accrued expenses, payables and other liabilities ................................            26,977             28,351
                                                                                         -------------      -------------
   Total liabilities ...............................................................           990,525          1,270,885
                                                                                         -------------      -------------

 Minority interest in subsidiaries .................................................             1,625                 --

 Company obligated, mandatorily redeemable securities of subsidiary trust holding
    solely junior subordinated debentures of the Company ...........................            56,249             61,159

Commitments and Contingencies (Note 9)

 Stockholders' equity
  Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares issued and
   outstanding .....................................................................                --                 --
  Common stock, $.01 par value; 200,000,000 shares authorized; 67,336,276 and
   67,289,313 shares issued and outstanding at September 30, 2002 and December 31,
   2001, respectively ..............................................................               673                673
  Additional paid-in capital .......................................................           224,419            224,142
  Retained earnings ................................................................            95,715            154,412
  Accumulated other comprehensive loss, net of taxes:
   Net unrealized foreign currency translation loss ................................              (154)              (121)
                                                                                         -------------      -------------
     Total stockholders' equity ....................................................           320,653            379,106
                                                                                         -------------      -------------
                                                                                         $   1,369,052      $   1,711,150
                                                                                         =============      =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                                              Three Months                  Nine Months
                                                                        ------------------------     --------------------------
For the periods ended September 30,                                        2002          2001           2002            2001
---------------------------------------------------------------------   ----------    ----------     ----------      ----------
Net interest expense
  Income ............................................................   $    8,612    $   18,594     $   30,132      $   68,629
  Expense............................................................       12,925        22,307         44,035          73,915
                                                                        ----------    ----------     ----------      ----------
    Net interest expense before provision for loan losses............       (4,313)       (3,713)       (13,903)         (5,286)
  Provision for loan losses..........................................         (901)         (388)        10,510          18,029
                                                                        ----------    ----------     ----------      ----------
    Net interest expense after provision for loan losses.............       (3,412)       (3,325)       (24,413)        (23,315)
                                                                        ----------    ----------     ----------      ----------

Non-interest income
  Servicing and other fees...........................................       34,024        35,952        105,598         100,809
  Gain (loss) on interest earning assets, net........................           --        (1,851)        (2,773)         (3,260)
  Gain (loss) on trading and match funded securities, net............          944         3,394          3,897          13,133
  Gain (loss) on real estate owned, net..............................         (337)         (715)       (16,307)         (3,804)
  Gain (loss) on other non-interest earning assets, net..............          508          (414)          (333)           (933)
  Net operating gains (losses) on investments in real estate.........          495        (1,197)        (8,844)          2,068
  Amortization of excess of net assets acquired over purchase price..           --         4,583             --          13,749
  Gain (loss) on repurchase of debt..................................          (35)           --          1,039           3,819
  Equity in income (loss) of investment in unconsolidated entities...          115           (84)           146             100
  Other income.......................................................        2,312         1,989          9,669           6,471
                                                                        ----------    ----------     ----------      ----------
                                                                            38,026        41,657         92,092         132,152
                                                                        ----------    ----------     ----------      ----------
Non-interest expense
  Compensation and employee benefits.................................       19,594        21,531         60,375          63,775
  Occupancy and equipment............................................        2,914         3,055          8,959           9,322
  Technology and communication costs.................................        6,899         5,675         17,960          21,379
  Loan expenses......................................................        2,437         4,192          9,808          11,262
  Net operating losses on investments in affordable housing
    properties.......................................................          225         4,005         22,135          11,823
  Amortization of excess of purchase price over net assets acquired..           --           778             --           2,334
  Professional services and regulatory fees..........................        2,573         3,882         10,341          11,632
  Other operating expenses...........................................        2,450         1,483          7,040           6,786
                                                                        ----------    ----------     ----------      ----------
                                                                            37,092        44,601        136,618         138,313
                                                                        ----------    ----------     ----------      ----------
Distributions on Company-obligated, mandatorily redeemable
    securities of subsidiary trust holding solely junior
    subordinated debentures of the Company...........................        1,529         1,663          4,758           5,413
                                                                        ----------    ----------     ----------      ----------
Loss before income taxes and effect of change in accounting principle       (4,007)       (7,932)       (73,697)        (34,889)
Income tax expense...................................................           --        65,000          1,166          83,000
                                                                        ----------    ----------     ----------      ----------
    Net loss before effect of change in accounting principle.........       (4,007)      (72,932)       (74,863)       (117,889)
Effect of change in accounting principle, net of taxes...............           --            --         16,166              --
                                                                        ----------    ----------     ----------      ----------
    Net loss.........................................................   $   (4,007)   $  (72,932)    $  (58,697)     $ (117,889)
                                                                        ==========    ==========     ==========      ==========

Earnings (loss) per share Basic and Diluted:
    Net loss before effect of change in accounting principle.........   $     (0.06)  $     (1.08)   $     (1.11)    $    (1.75)
    Effect of change in accounting principle, net of taxes...........           --            --            0.24             --
                                                                        ----------    ----------     -----------     ----------
      Net loss.......................................................   $     (0.06)  $     (1.08)   $     (0.87)    $    (1.75)
                                                                        ===========   ===========    ===========     ===========

Weighted average common shares outstanding...........................    67,336,246   67,269,343      67,315,913      67,206,688

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (Dollars in thousands)

                                                                              Three Months                Nine Months
                                                                        ------------------------   -------------------------
For the periods ended September 30,                                        2002          2001          2002          2001
---------------------------------------------------------------------   ----------    ----------   -----------    ----------
Net loss.............................................................   $   (4,007)   $  (72,932)   $  (58,697)   $ (117,889)
Other comprehensive income (loss), net of taxes:
  Change in unrealized foreign currency translation adjustment
    arising during the period (1)....................................          (34)          127           (33)         (381)

  Change in accounting principle for derivative financial instruments           --            --            --            59

  Reclassification of gain on derivative financial instruments to
    earnings.........................................................           --            --            --           (59)
                                                                        ----------    ----------   -----------    ----------

  Change in unrealized gain on derivative financial instruments......           --            --            --            --
                                                                        ----------    ----------   -----------   -----------

  Other comprehensive income (loss)..................................          (34)          127           (33)         (381)
                                                                        ----------    ----------    ----------    ----------

Comprehensive loss...................................................   $   (4,041)   $  (72,805)   $  (58,730)   $ (118,270)
                                                                        ==========    ==========    ==========    ==========

(1) Net of tax benefit (expense) of $21 and $(73) for the three months ended September 30, 2002 and 2001, respectively, and $36 and $219 for the nine months ended September 30, 2002 and 2001, respectively.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                             (Dollars in thousands)

                                                                                                       Accumulated
                                                                                                          Other
                                                     Common Stock          Additional                 Comprehensive
                                               ------------------------      Paid-in     Retained         Loss,
                                                  Shares        Amount       Capital     Earnings     Net of Taxes       Total
                                               -----------     --------    -----------   ---------    ------------     ----------
Balances at December 31, 2001.............      67,289,313     $    673    $   224,142   $ 154,412      $     (121)    $  379,106
Net loss..................................              --           --             --     (58,697)             --        (58,697)
Directors' compensation...................          14,026           --             63          --              --             63
Stock options exercised...................          32,937           --            214          --              --            214
Other comprehensive loss, net of taxes:
   Change in unrealized foreign currency
      translation loss....................              --           --             --          --             (33)           (33)
                                               -----------     --------    -----------   ---------      ----------     ----------
Balances at September 30, 2002............      67,336,276     $    673    $   224,419   $  95,715      $     (154)    $  320,653
                                               ===========     ========    ===========   =========      ==========     ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

For the nine months ended September 30,                                                                 2002            2001
-------------------------------------------------------------------------------------------------   ------------    ------------
Cash flows from operating activities
Net loss ........................................................................................   $    (58,697)   $   (117,889)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
 Net cash provided (used) by trading activities .................................................        151,145         172,479
 Premium amortization on securities, net ........................................................          1,044           6,481
 Depreciation and amortization ..................................................................         49,061          46,226
 Provision for loan losses ......................................................................         10,510          18,029
 Provision for losses on real estate owned ......................................................         19,859          12,141
 (Gain) loss on interest-earning assets, net ....................................................          2,773           3,260
 (Gain) loss on trading and match funded securities .............................................         (3,897)        (13,133)
 (Gain) loss on sale of other non-interest earning assets .......................................            333             933
 Impairment charges on investment in real estate ................................................         15,317           4,515
 Provisions for losses on affordable housing properties .........................................         21,294          11,097
 (Gain) loss on sale of real estate owned, net ..................................................         (2,835)        (12,632)
 (Gain) loss on repurchase of long-term debt ....................................................         (1,039)         (3,819)
 Effect of change in accounting principle before taxes ..........................................        (15,000)             --
 (Increase) decrease in income taxes receivable .................................................         (1,389)          1,710
 (Increase) decrease in advances and match funded advances on loans and loans serviced for others          9,699         (94,703)
 (Increase) decrease in other assets, net .......................................................         23,318          79,617
 Increase (decrease) in accrued expenses, interest payable and other liabilities ................           (928)        (17,512)
                                                                                                    ------------    ------------
Net cash provided (used) by operating activities ................................................        220,568          96,800
                                                                                                    ------------    ------------

Cash flows from investing activities
 Principal payments received on match funded loans ..............................................         13,416          22,265
 Investment in affordable housing properties ....................................................         (3,563)         (9,744)
 Proceeds from sales of affordable housing properties ...........................................         14,757          42,202
 Purchase of mortgage servicing rights ..........................................................       (106,360)        (58,732)
 Proceeds from sales of loans ...................................................................         46,893         229,258
 Proceeds from sale of real estate held for sale ................................................         13,932           1,000
 Proceeds from sales of real estate held for investment .........................................         47,711           8,024
 Purchase, originations and funded commitments of loans, net of undisbursed loan funds ..........        (20,393)        (21,783)
 Capital improvements to real estate held for investment ........................................         (8,399)         (3,873)
 Principal payments received on loans ...........................................................         34,663          64,137
 Proceeds from sale of real estate owned ........................................................         38,895          93,531
 Capital improvements to real estate owned ......................................................         (2,085)        (11,490)
 Additions to premises and equipment ............................................................        (10,932)         (9,316)
                                                                                                    ------------    ------------
Net cash provided (used) by investing activities ................................................         58,535         345,479
                                                                                                    ------------    ------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (Dollars in thousands)

For the nine months ended September 30,                                                                 2002            2001
-------------------------------------------------------------------------------------------------   ------------    ------------
Cash flows from financing activities
  Decrease in deposits and escrow deposits on loans and loans serviced for others................       (169,201)       (359,477)
  Proceeds from (repayments of) securities sold under agreements to repurchase ..................        (79,405)         66,434
  Proceeds from (repayments of) obligations under lines of credit, net ..........................          8,263          77,640
  Proceeds from (repayments of) bonds-match funded agreements, net ..............................        (15,326)        (34,319)
  Repurchase of Capital Securities ..............................................................         (3,796)        (14,247)
  Repayment of other interest bearing obligations, net ..........................................         (1,197)             --
  Repurchases of notes ..........................................................................         (3,585)         (4,265)
  Exercise of stock options .....................................................................            171             955
                                                                                                    ------------    ------------
Net cash provided (used) by financing activities ................................................       (264,076)       (267,279)
                                                                                                    ------------    ------------

Net increase (decrease) in cash and cash equivalents ............................................         15,027         175,000
Cash and cash equivalents at beginning of period ................................................        260,655         153,736
                                                                                                    ------------    ------------
Cash and cash equivalents at end of period ......................................................   $    275,682    $    328,736
                                                                                                    ============    ============

Reconciliation of cash and cash equivalents at end of period
  Cash and amounts due from depository institutions .............................................   $     11,799    $     23,172
  Interest-earning deposits .....................................................................         43,883          18,564
  Federal funds sold and repurchase agreements ..................................................        220,000         287,000
                                                                                                    ------------    ------------
                                                                                                    $    275,682    $    328,736
                                                                                                    ============    ============

Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest ......................................................................................   $     43,907    $     75,834
                                                                                                    ============    ============
  Income tax payments ...........................................................................   $        582    $      2,461
                                                                                                    ============    ============

Supplemental schedule of non-cash investing and financing activities:
  Real estate owned acquired through foreclosure ................................................   $      9,578    $     58,202
                                                                                                    ============    ============
  Exchange of real estate held for sale for loans ...............................................   $      9,153    $         --
                                                                                                    ============    ============
  Accounts receivable from sale of affordable housing properties ................................   $     38,824    $     11,427
                                                                                                    ============    ============

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


NOTE 1: BASIS OF PRESENTATION

      The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. Ocwen Financial Corporation's ("OCN") interim consolidated financial statements include the accounts of OCN and its subsidiaries. OCN owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank"), Investors Mortgage Insurance Holding Company ("IMI"), Ocwen Technology Xchange, Inc. ("OTX"), Ocwen Asset Investment Corp. ("OAC") and Ocwen Financial Solutions, Private Limited ("India"). OCN owns 99.6% of Ocwen Financial Services, Inc. ("OFS"), with the remaining 0.4% owned by the shareholders of Admiral Home Loan. OCN also owns 70% of Global Servicing Solutions, LLC, ("GSS") with the remaining 30% held by Merrill Lynch. All significant intercompany transactions and balances have been eliminated in consolidation.

      The Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision ("OTS"). OCN is a registered savings and loan holding company under the Home Owner's Loan Act and as such is also regulated by the OTS.

      In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our financial condition at September 30, 2002 and December 31, 2001, the results of our operations for the three and nine months ended September 30, 2002 and 2001, our comprehensive loss for the three and nine months ended September 30, 2002 and 2001, our changes in stockholders' equity for the nine months ended September 30, 2002 and our cash flows for the nine months ended September 30, 2002 and 2001, respectively. The results of operations and other data for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2002. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the prior periods' interim consolidated financial statements to conform to the September 30, 2002 presentation.

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


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Excess of Cost over Net Assets Acquired

      We report the excess of purchase price over net assets of acquired businesses ("goodwill") at cost. Prior to our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, we amortized goodwill on a straight-line basis over the estimated future periods to be benefited, ranging from 3 to 7 years. Effective January 1, 2002 we no longer amortize our goodwill, but we do review the carrying value at least annually for impairment in accordance with the provisions of SFAS No. 142.

      SFAS No. 142 prescribes a methodology for performing the impairment analyses for goodwill and other intangibles. This methodology uses an approach based on fair value of the assets rather than on undiscounted cash flows as was the case prior to adoption. We perform this analysis using projections of future income discounted at a market rate. The determination of market discount rates is subjective and may vary by product based on the type of product, stage of development and sales to date.

      See Note 3 below for a discussion of the initial impact on our financial statements from the adoption of SFAS No. 142.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


NOTE 3: CURRENT ACCOUNTING PRONOUNCEMENTS

      In 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." Except for goodwill and intangible assets acquired after June 30, 2001, which were immediately subject to its provisions, SFAS No. 142 was effective starting with fiscal years beginning after December 15, 2001.

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

      We adopted the provisions of SFAS No. 142 effective January 1, 2002. As a result, we reversed the unamortized balance of the excess of net assets acquired over purchase price ("negative goodwill"). This reversal resulted in a credit to income of $18,333. The impact from the adoption of other elements of SFAS No. 142 resulted in our recording impairment charges of $3,333 on goodwill and intangible assets originally recorded in connection with the formation of REALSynergy, Inc. in 1999. These amounts have been reported as the effect of a change in accounting principle, net of an income tax benefit of $1,166.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


      The following tables present the pro forma effect on prior periods of the adoption of SFAS No. 142:

                                                                            Three Months                Nine Months
                                                                      ------------------------     -----------------------
For the periods ended September 30,                                      2002          2001          2002          2001
-------------------------------------------------------------------   ----------    ----------     ---------     ---------
Loss before effect of change in accounting principle...............   $   (4,007)   $  (72,932)    $ (74,863)    $(117,889)
Adjustments related to adoption of SFAS No. 142:
  Deduct amortization of negative goodwill.........................           --        (4,583)           --       (13,749)
  Add back amortization of goodwill................................           --           778            --         2,334
                                                                      ----------    ----------     ---------     ---------
    Total adjustments..............................................           --        (3,805)           --       (11,415)
                                                                      ----------    ----------     ---------     ---------
Adjusted loss before effect of change in accounting principle......   $   (4,007)   $  (76,737)    $ (74,863)    $(129,304)
                                                                      ==========    ==========     =========     =========

Net loss...........................................................   $   (4,007)   $  (72,932)    $ (58,697)    $(117,889)
Adjustments related to adoption of SFAS No. 142:
  Deduct amortization of negative goodwill.........................           --        (4,583)           --       (13,749)
  Add back amortization of goodwill................................           --           778            --         2,334
                                                                      ----------    ----------     ---------     ---------
    Total adjustments..............................................           --        (3,805)           --       (11,415)
                                                                      ----------    ----------     ---------     ---------
                                                                      $   (4,007)   $  (76,737)    $ (58,697)    $(129,304)
                                                                      ==========    ==========     =========     =========

Earnings (loss) per share:
Loss before effect of change in accounting principle...............   $    (0.06)   $    (1.08)   $    (1.11)   $    (1.75)
Adjustments related to adoption of SFAS No. 142:
  Deduct amortization of negative goodwill.........................           --         (0.07)           --         (0.20)
  Add back amortization of goodwill................................           --          0.01            --          0.03
                                                                      ----------    ----------    ----------    ----------
Adjusted loss before effect of change in accounting principle......        (0.06)        (1.14)        (1.11)        (1.92)
                                                                      ==========    ==========    ==========    ==========

Net loss...........................................................   $    (0.06)   $    (1.08)   $    (0.87)   $    (1.75)
Adjustments related to adoption of SFAS No. 142:
  Deduct amortization of negative goodwill.........................           --         (0.07)           --         (0.20)
  Add back amortization of goodwill................................           --          0.01            --          0.03
                                                                      ----------    ----------    ----------    ----------
Adjusted net loss..................................................   $    (0.06)   $    (1.14)   $    (0.87)   $    (1.92)
                                                                      ==========    ==========    ==========    ==========

Weighted average common shares outstanding.........................   67,336,246    67,269,343    67,315,913    67,206,688

      On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 is designed to establish a single model for long-lived assets to be disposed of and, as such, supercedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" as they relate to the disposal of a business segment.

      We adopted the provisions of SFAS No. 144 effective January 1, 2002. Adoption of SFAS No. 144 did not have a material impact on our results of operations, financial positions or cash flows.

      In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4 required that gains or losses from the extinguishment of debt, net of taxes, be reported as an extraordinary item in the statement of operations. We immediately adopted the provisions of SFAS No. 145 as they relate to the rescission of SFAS No. 4.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


      Effective with the rescission of SFAS No. 4, gains or losses from the extinguishment of debt are reported as a component of non-interest income in the statement of operations. Results of operations for prior periods have been reclassified to conform with this presentation.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. We will adopt the new standard effective January 1, 2003. We do not anticipate that the adoption of SFAS No. 146 will have a material impact on our results of operations, financial positions or cash flows.


NOTE 4: COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

      In August 1997, the Ocwen Capital Trust ("OCT") issued $125,000 of 10.875% Capital Securities (the "Capital Securities"). Proceeds from the issuance of the Capital Securities were invested in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. To date, OCT has repurchased $68,751 of its Capital Securities. During the nine months ended September 30, 2002, OCT repurchased $4,910 of its Capital Securities in the open market resulting in a gain of $1,074.

      Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1,000 per Capital Security. Payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, are guaranteed by OCN to the extent OCT has funds available. If OCN does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Accumulated distributions payable on the Capital Securities amounted to $1,019 and $2,771 at September 30, 2002 and December 31, 2001, respectively, and are included in accrued interest payable.

      OCN has the right to defer payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 10 consecutive semiannual periods with respect to each deferral period, provided that no extension period may extend beyond the stated maturity of the Junior Subordinated Debentures. Upon the termination of any such extension period and the payment of all amounts then due on any interest payment date, OCN may elect to begin a new extension period. Accordingly, there could be multiple extension periods of varying lengths throughout the term of the Junior Subordinated Debentures. If interest payments on the Junior Subordinated Debentures are deferred, distributions on the Capital Securities will also be deferred and OCN may not permit any subsidiary to, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, our capital stock or (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. During an extension period, interest on the Junior Subordinated Debentures will continue to accrue at the rate of 10.875% per annum, compounded semiannually.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                  (Dollars in thousands, except per share data)

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

      In connection with the issuance of the Capital Securities, we incurred certain costs, which have been capitalized and are being amortized over the term of the Capital Securities. The unamortized balance of these issuance costs amounted to $1,859 and $2,083 at September 30, 2002 and December 31, 2001, respectively, and is included in other assets.


NOTE 5: DERIVATIVE FINANCIAL INSTRUMENTS

      We use derivative financial instruments for the purpose of managing our exposure to adverse fluctuations in interest and foreign currency exchange rates.

Interest Rate Management

      We have purchased amortizing caps and floors to hedge our interest rate exposure relating to our match funded loans and securities. During 2001, we determined that these caps and floors no longer qualified for hedge accounting; therefore, changes in fair value are recorded in the income statement. The terms of these outstanding caps and floors at September 30, 2002 and December 31, 2001 are as follows:

                                      Notional
                                       Amount          Maturity              Index           Strike Rate    Fair Value
                                   -------------     ------------    --------------------    -----------    ----------
September 30, 2002:
Caps...........................    $     115,190     October 2003         LIBOR 1-Month           7.00%     $        1
Floors.........................    $      31,518     October 2003          CMT 2-Year             4.35             722
                                                                                                            ----------
                                                                                                            $      723
                                                                                                            ==========
December 31, 2001:
Caps...........................    $     125,933     October 2003         LIBOR 1-Month           7.00%     $      104
Floors.........................    $      34,100     October 2003          CMT 2-Year             4.35             300
                                                                                                            ----------
                                                                                                            $      404
                                                                                                            ==========


Foreign Currency Management

      We enter into foreign currency derivatives to hedge our investments in foreign subsidiaries that own residual interests backed by residential loans originated in the UK ("UK residuals") and in the shopping center located in Halifax, Nova Scotia (the "Nova Scotia Shopping Center"). It is our policy to periodically adjust the amount of foreign currency derivative contracts we have entered into in response to changes in our recorded investments in these assets. As hedges of our investment in foreign operations, changes in the fair value of these contracts are included in the net unrealized foreign currency translation adjustment in accumulated other comprehensive income. The following table sets forth the terms and values of these foreign currency financial instruments at September 30, 2002 and December 31, 2001:

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                                                              Strike
                                            Position       Maturity        Notional Amount     Rate       Fair Value
                                            --------    --------------     ---------------   --------     ----------
September 30, 2002:
Canadian Dollar currency futures.........   Short       December 2002      C$     11,400     $0.6300      $       15

British Pound currency futures...........   Short       December 2002   (pound)   16,938     $1.5500            (213)
                                                                                                          ----------
                                                                                                          $     (198)
                                                                                                          ==========
December 31, 2001:
Canadian Dollar currency futures.........   Short         March 2002       C$     34,000     $0.6380      $      353

British Pound currency futures...........   Short         March 2002    (pound)   17,250     $1.4350            (235)
                                                                                                          ----------
                                                                                                          $      118
                                                                                                          ==========


NOTE 6: REGULATORY REQUIREMENTS

      The Financial Institutions Reform, Recovery and Enforcement Act of 1989 and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. The Bank must follow specific capital guidelines stipulated by the OTS that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At September 30, 2002, the minimum regulatory capital requirements were:

o Tangible and core capital of 1.5% and 3% of total adjusted assets, respectively, consisting principally of stockholders' equity, but excluding most intangible assets, such as goodwill and any net unrealized gains or losses on debt securities available for sale. The OTS minimum core capital ratio provides that only those institutions with a Uniform Financial Institution Rating System rating of "1" are subject to a 3% minimum core capital ratio. All other institutions are subject to a 4% minimum core capital ratio.

o Risk-based capital, consisting of core capital plus certain subordinated debt and other capital instruments and, subject to certain limitations, general valuation allowances on loans receivable, equal to 8% of the value of risk-weighted assets.

      At September 30, 2002, the Bank was "well capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be categorized as "well capitalized," the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the following table. The Bank's capital amounts and classification are subject to review by federal regulators about components, risk-weightings and other factors. There are no conditions or events since September 30, 2002 that management believes have changed the institution's category.

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

      As a result of an examination in 2000, the Bank was required to submit a written plan to the OTS by October 16, 2000 to address issues raised by the agency under Part 570 of the rules and regulations. Under the plan, the Bank has taken certain actions regarding its operations with respect to asset reviews and the management of interest rate risk exposure and will have periodic reporting obligations to the OTS. In addition, as part of the plan, the Bank submitted a business plan and budget outlining the Bank's operations through 2003. The business plan submitted reflected changes in the Bank's deposit gathering strategies and potential future sources of revenue as the Bank continues its shift away from capital-intensive businesses into fee-based sources of income. The OTS approved the plan on February 2, 2001.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


      The following table summarizes the Bank's actual and required regulatory capital at September 30, 2002:

                                                                                         To be Well
                                                                                       Capitalized for      Committed Capital
                                                               Minimum for Capital    Prompt Corrective       Requirements
                                               Actual           Adequacy Purposes     Action Provisions     -----------------
                                         -------------------   -------------------   -------------------
                                          Ratio     Amount      Ratio     Amount      Ratio     Amount            Ratio
                                         -------  ----------   -------   ---------   -------   ---------    -----------------
Stockholders' equity, and ratio to
total assets..........................   15.64%   $  164,210
Disallowed servicing assets...........               (11,364)
Disallowed deferred tax assets........                (1,053)
Non-includable subsidiary.............                  (643)
                                                  ----------
Tier 1 (core) capital and ratio to
adjusted total assets.................   14.58%      151,150     4.00%   $  41,474     5.00%   $  51,842       9.00%
Non-mortgage servicing assets.........                (2,906)
                                                  ----------
Tangible capital and ratio to
tangible assets.......................   14.34%   $  148,244     1.50%   $  15,509
                                                  ==========

Tier 1 capital and ratio to
risk-weighted assets..................   17.91%   $  151,150                           6.00%   $  50,651
                                                  ----------
Allowance for loan and lease losses...                10,612
Qualifying subordinated debentures....                26,800
                                                  ----------
Tier 2 capital........................                37,412
                                                  ----------
Total risk-based capital and ratio to
risk- weighted assets.................   22.34%   $  188,562     8.00%   $  67,534    10.00%   $  84,418      13.00%
                                                  ==========

Total regulatory assets...............            $1,049,927
                                                  ==========

Adjusted total assets.................            $1,036,838
                                                  ==========

Tangible assets.......................            $1,033,932
                                                  ==========

Risk-weighted assets..................            $  844,176
                                                  ==========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------


NOTE 7:  INTEREST INCOME AND EXPENSE BEFORE PROVISION FOR LOAN LOSSES

                                                                       Three Months            Nine Months
                                                                   --------------------    --------------------
For the periods ended September 30,                                  2002        2001        2002        2001
----------------------------------------------------------------   --------    --------    --------    --------
Interest income:
 Interest earning cash and other ...............................   $     59    $     41    $    220    $    638
 Federal funds sold and repurchase agreements ..................        783       1,942       2,055       6,040
 Trading securities ............................................      3,507       4,601      12,024      14,474
 Loans .........................................................      3,075       9,355      10,588      39,602
 Match funded loans and securities .............................      1,188       2,655       5,245       7,875
                                                                   --------    --------    --------    --------
                                                                      8,612      18,594      30,132      68,629
                                                                   --------    --------    --------    --------
Interest expense:
 Deposits ......................................................      5,990      13,789      21,689      48,167
 Securities sold under agreements to repurchase ................         32         244         230         246
 Bonds - match funded agreements ...............................      1,445       1,391       5,161       6,099
 Obligations outstanding under lines of credit .................        833       1,871       2,982       4,327
 Notes, debentures and other interest bearing obligations.......      4,625       5,012      13,973      15,076
                                                                   --------    --------    --------    --------
                                                                     12,925      22,307      44,035      73,915
                                                                   --------    --------    --------    --------

 Net interest expense before provision for loan losses .........   $ (4,313)   $ (3,713)   $(13,903)   $ (5,286)
                                                                   ========    ========    ========    ========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                  (Dollars in thousands, except per share data)

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

                                                          Net
                                                       Interest     Provision      Non-         Non-       Pre-Tax
                                                        Income       for Loan    Interest     Interest      Income        Total
                                                       (Expense)      Losses      Income       Expense      (Loss)       Assets
                                                        --------     --------    --------     --------     --------    ----------
At or for the three months ended September 30, 2002:
----------------------------------------------------
Residential Loan Servicing..........................    $ (4,724)    $     --    $ 28,664     $ 16,782     $  7,157    $  504,967
OTX (1).............................................          --           --       1,780        7,774       (5,993)        8,950
Ocwen Realty Advisors...............................          --           --       3,232        2,330          902           216
Unsecured Collections...............................          --          (28)      2,777        1,748        1,057           131
Residential Discount Loans..........................       1,254           (3)       (442)       1,380         (617)       49,331
Commercial Finance..................................      (1,249)        (878)      1,259        2,259       (1,370)      222,009
Affordable Housing..................................      (1,054)           8         491          757       (1,329)       79,313
Subprime Finance....................................       3,222           --       1,443        1,202        3,516        44,566
Corporate items and other...........................      (1,762)          --      (1,178)       2,860       (7,330)      459,569
                                                        --------     --------    --------     --------     --------    ----------
                                                        $ (4,313)    $   (901)   $ 38,026     $ 37,092     $ (4,007)   $1,369,052
                                                        ========     ========    ========     ========     ========    ==========

At or for the three months ended September 30, 2001:
----------------------------------------------------
Residential Loan Servicing..........................    $ (4,445)    $     --    $ 31,948     $ 18,452     $  9,052    $  311,537
OTX.................................................        (100)          --         496        8,158       (7,762)       14,304
Ocwen Realty Advisors...............................          --           --       3,253        3,171           83           741
Unsecured Collections...............................           7          322         605        1,579       (1,288)          814
Residential Discount Loans..........................       4,062       (3,480)     (1,865)       2,034        3,406       154,106
Commercial Finance..................................      (1,734)       2,780         (62)       2,702       (7,277)      476,859
Affordable Housing..................................      (1,672)         (10)       (266)       4,539       (6,467)      135,246
Subprime Finance....................................       1,113           --       2,476          940        2,886        85,533
Corporate items and other...........................        (944)          --       5,072        3,026         (565)      661,268
                                                        --------     --------    --------     --------     --------    ----------
                                                        $ (3,713)    $   (388)   $ 41,657     $ 44,601     $ (7,932)   $1,840,408
                                                        ========     ========    ========     ========     ========    ==========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

                                                          Net
                                                       Interest     Provision      Non-         Non-       Pre-Tax
                                                        Income       for Loan    Interest     Interest      Income        Total
                                                       (Expense)      Losses      Income       Expense      (Loss)       Assets
                                                        --------     --------    --------     --------     --------    ----------
At or for the nine months ended September 30, 2002:
---------------------------------------------------
Residential Loan Servicing..........................    $(13,461)    $     --    $ 89,251     $ 53,000     $ 22,788    $  504,967
OTX (1).............................................          --           --       4,924       21,102      (16,179)        8,950
Ocwen Realty Advisors...............................          --           --      10,860        8,939        1,921           216
Unsecured Collections...............................          --         (279)      8,242        5,381        3,140           131
Residential Discount Loans..........................       5,303       (2,304)     (2,210)       4,294        1,103        49,331
Commercial Finance..................................      (4,837)       9,147     (23,347)       6,783      (44,114)      222,009
Affordable Housing..................................      (3,926)       3,946         803       23,918      (30,987)       79,313
Subprime Finance....................................       7,365           --       4,613        3,653        8,325        44,566
Corporate items and other...........................      (4,347)          --      (1,044)       9,548      (19,694)      459,569
                                                        --------     --------    --------     --------     --------    ----------
                                                        $(13,903)    $ 10,510    $ 92,092     $136,618     $(73,697)   $1,369,052
                                                        ========     ========    ========     ========     ========    ==========

At or for the nine months ended September 30, 2001:
---------------------------------------------------
Residential Loan Servicing..........................    $(12,633)    $     --    $ 89,734     $ 51,028     $ 26,073    $  311,537
OTX.................................................        (363)          --       1,487       30,445      (29,320)       14,304
Ocwen Realty Advisors...............................          --           --       8,362        7,933          429           741
Unsecured Collections...............................          43        1,844       1,527        5,355       (5,629)          814
Residential Discount Loans..........................      12,275        5,799      (3,224)       5,596       (2,893)      154,106
Commercial Finance..................................      (2,167)      10,375       4,767       10,677      (18,452)      476,859
Affordable Housing..................................      (5,876)          11        (807)      14,589      (21,283)      135,246
Subprime Finance....................................       1,714           --       8,801        2,626        8,437        85,533
Corporate items and other...........................       1,721           --      21,505       10,064        7,749       661,268
                                                        --------     --------    --------     --------     --------    ----------
                                                        $ (5,286)    $ 18,029    $132,152     $138,313     $(34,889)   $1,840,408
                                                        ========     ========    ========     ========     ========    ==========

(1) For the three and nine month periods ended September 30, 2002, non-interest income of OTX includes $1,101 and $3,111 of revenues charged to other business segments.

NOTE 9: COMMITMENTS AND CONTINGENCIES

      At September 30, 2002, we had commitments of $906 to fund construction loans secured by multi-family properties. In addition, we had commitments under outstanding letters of credit in the amount of $210. Through our investment in subordinated securities and subprime residuals, which had a fair value of $36,593 at September 30, 2002, we support senior classes of securities.

      On April 20, 1999, a complaint was filed on behalf of a putative class of public shareholders of OCN in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida against OCN and OAC. On April 23, 1999, a complaint was filed on behalf of a putative class of public shareholders of OAC in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida, against OAC and certain directors of OAC. The plaintiffs in both complaints sought to enjoin consummation of the acquisition of OAC by OCN. The cases were consolidated, and on September 13, 1999 a consolidated amended complaint was filed. The injunction was denied, and on October 14, 1999 OCN was dismissed as a party. Plaintiffs' remaining claims were for damages for alleged breaches of common law fiduciary duties. In October 2001, the parties reached a settlement agreement in principle, which we expect to be presented for court approval in mid-December 2002.

      On June 3, 1999, Walton Street Capital, L.L.C. ("Walton") filed suit against OAC and Ocwen Partnership, L.P. in the Circuit Court of Cook County, Illinois. Walton has alleged that OAC committed an anticipatory breach of contract with respect to the proposed sale by OAC of all of its interest in its commercial mortgage-backed securities portfolio to Walton. Walton has claimed damages in an amount in excess of $20,000. As of October 20, 2000, both Walton and OAC filed motions for Summary Judgement. On December 21, 2000, the Circuit Court granted Walton's Limited Motion for Summary Judgement concerning liability. On February 20, 2001, OAC filed a motion for reconsideration requesting the Circuit Court vacate its order granting summary judgment to Walton. On January 29, 2002, after oral argument, the Circuit Court reversed its

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                  (Dollars in thousands, except per share data)

--------------------------------------------------------------------------------

earlier ruling by vacating the order granting summary judgment. Discovery is in its final phases. On October 25, 2002, the Circuit Court denied Walton's motion for summary judgment. Trial is scheduled to begin on March 4, 2003.

      The former owners of Admiral Home Loan filed a Demand for Arbitration against OCN and William C. Erbey claiming damages in the amount of $21,250 based on alleged breaches of the 1997 acquisition agreement pursuant to which a subsidiary of OCN acquired all of the assets of Admiral Home Loan. Discovery continues and the matter is set for binding arbitration before a three-person panel on February 10, 2003.

      Although litigation is always uncertain, we believe the claims asserted in the Walton and Admiral Home Loan matters are without merit and we will continue to defend them vigorously. We are subject to various other pending legal proceedings. In our opinion, the resolution of these other claims will not have a material effect on the interim consolidated financial statements.

      On November 26, 2002 we will exercise redemption options on two of our outstanding debt obligations for a combined debt reduction of $73,500. OCN will exercise its redemption option to call $40,000 of its $83,475 of 11.875% Notes due October 2003 at a price of 102.969% as provided for in the terms of the indenture. The Bank will exercise its redemption option to call $33,500 of its $67,000 of 12% Subordinated Debentures due September 2005 at a price of 102.667% as provided for in the terms of the indenture. The respective trustees notified debtholders during October in accordance with the terms of the related indentures. As a result of these early redemptions at a premium, we will incur $2,499 of expense in the fourth quarter of 2002, including the write-off of $416 of unamortized issuance costs.

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

  Selected Consolidated Financial Information                     September 30,  December 31,       Increase (Decrease)
                                                                                                ----------------------------
                                                                      2002           2001             $               %
                                                                  ------------   ------------   ------------    ------------
Total assets ..................................................   $  1,369,052   $  1,711,150   $   (342,098)            (20)%
Trading securities, at fair value .............................         87,041        226,249       (139,208)            (62)
Real estate held for sale .....................................             --         13,418        (13,418)           (100)
Investments in real estate ....................................         59,982        116,896        (56,914)            (49)
Affordable housing properties .................................         32,721        102,069        (69,348)            (68)
Loans, net ....................................................        102,833        185,293        (82,460)            (45)
Match funded assets, net ......................................        153,952        174,351        (20,399)            (12)
Real estate owned, net ........................................         65,432        110,465        (45,033)            (41)
Advances on loans and loans serviced for others ...............        273,767        283,183         (9,416)             (3)
Mortgage servicing rights .....................................        167,757        101,107         66,650              66
Deposits ......................................................        454,812        656,878       (202,066)            (31)
Escrow deposits on loans and loans serviced for others ........        106,430         73,565         32,865              45
Securities sold under agreements to repurchase ................             --         79,405        (79,405)           (100)
Bonds-match funded agreements .................................        142,020        156,908        (14,888)             (9)
Obligations outstanding under lines of credit .................         92,567         84,304          8,263              10
Notes, debentures and other interest-bearing obligations ......        154,755        160,305         (5,550)             (3)
Minority interest in subsidiary ...............................          1,625             --          1,625              --
Company-obligated mandatorily redeemable securities of
 subsidiary trust holding solely junior subordinated debentures
 of the Company ...............................................         56,249         61,159         (4,910)             (8)
Stockholders' equity ..........................................        320,654        379,106        (58,452)            (15)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------

                                                                        At or for the Three Months Ended September 30,
                                                                    ---------------------------------------------------------
                                                                                                     Favorable/(Unfavorable)
                                                                                                    -------------------------
                                                                       2002            2001                $              %
                                                                    ----------       ----------     ----------     ----------
Operations Data
Net interest expense............................................    $   (4,313)      $   (3,713)    $     (600)       (16)%
Provision for loan losses.......................................          (901)            (388)           513        132
Non-interest income.............................................        38,026           41,657         (3,631)        (9)
Non-interest expense............................................        37,092           44,601          7,509         17
Distributions on Company obligated, mandatorily redeemable
securities of subsidiary trust holding solely junior
subordinated debentures of the Company..........................         1,529            1,663            134          8
Income tax expense..............................................            --           65,000         65,000        100
Net loss........................................................        (4,007)         (72,932)        68,925         95

Per Common Share
Net loss:
   Basic........................................................    $    (0.06)      $    (1.09)    $     1.03         94%
   Diluted......................................................    $    (0.06)      $    (1.09)    $     1.03         94%
Stock price:
   High.........................................................    $     5.80       $    11.20     $    (5.40)       (48)%
   Low .........................................................          2.67             6.40          (3.73)       (58)%
   Close........................................................          2.90             7.21          (4.31)       (60)%

Key Ratios
Annualized return on average assets.............................         (1.18)%         (14.90)%        N/A           92%
Annualized return on average equity.............................         (4.96)%         (66.52)%        N/A           93%
Efficiency ratio (1)............................................        110.02%          117.54%         N/A            6%
Core (leverage) capital ratio...................................         14.58%           13.20%         N/A           10%
Risk-based capital ratio........................................         22.34%           21.95%         N/A            2%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------

                                                                    At or for the nine months ended September 30,
                                                              ----------------------------------------------------------
                                                                                                Favorable/(Unfavorable)
                                                                                               -------------------------
                                                                   2002            2001             $             %
                                                              ----------      ----------       ----------     ----------
Operations Data
Net interest expense......................................    $  (13,903)         (5,286)      $   (8,617)      (163)%
Provision for loan losses.................................        10,510          18,029            7,519         42
Non-interest income.......................................        92,092         132,152          (40,060)       (30)
Non-interest expense......................................       136,618         138,313            1,695          1
Distributions on Company obligated, mandatorily
redeemable securities of subsidiary trust holding solely
junior subordinated debentures of the company.............         4,758           5,413              655         12
Income tax expense........................................         1,166          83,000           81,834         99
Effect of change in accounting principle, net of taxes....        16,166              --           16,166         --
Net loss..................................................       (58,697)       (117,889)          59,192         50

Per Common Share
Net loss:
   Basic..................................................    $    (0.87)     $    (1.75)     $      0.88         50%
   Diluted................................................    $    (0.87)     $    (1.75)     $      0.88         50%
Stock price:
   High...................................................    $     8.48      $    11.20      $     (2.72)       (24)%
   Low ...................................................          2.67            6.38            (3.71)       (58)%

Key Ratios
Annualized return on average assets.......................         (5.29)%         (7.60)%          N/A           30%
Annualized return on average equity.......................        (22.10)%        (33.51)%          N/A           34%
Efficiency ratio (1)......................................        174.73%         109.02%           N/A          (60)%

(1) The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.

Overview of Risks and Related Critical Accounting Policies

      For the past several years, we have been undergoing a fundamental transition in the nature of our business. We are exiting our capital-intensive businesses and growing our fee-based revenue sources. Both of these strategies are affected by risks in the marketplace. Our ability to measure and report our operating results and financial position is heavily impacted by the need to estimate the effect or outcome of these risks as well as to estimate the effect of other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks; an understanding of these policies is fundamental to understanding Management's Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001 and in Note 2 of our Interim Consolidated Financial Statements (which are incorporated herein by reference). The following is a summary of our more subjective and complex accounting policies as they relate to our overall business strategy.

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

      Real estate-related assets include real estate owned, investments in real estate and investments in affordable housing properties. These assets are carried at different bases by asset class and at different amounts within each asset class, depending on whether the assets are classified as held for investment or held for sale. In addition, all of these assets are subject to ongoing impairment tests using various impairment methodologies that differ by asset class. In general, none of the assets have readily determinable fair values based on quoted market prices. In certain cases, we utilize appraisals or other market value estimates, in conjunction with

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


estimates of completion costs or costs of disposition, to determine asset values. In other cases, we value these assets based on future cash flow analyses. These cash flow analyses involve assumptions such as discount rates, anticipated rents received, etc. that are highly dependent on management judgment and estimation. Our task of estimation is even more challenging given the current risks in the economic environment, which can result in material and sometimes rapid changes in valuation estimates. Individual assumptions between and within asset classes can vary significantly with variances in assumptions resulting in substantially different asset values.

      The allowance for loan losses is established and maintained at levels we deem adequate to cover losses resulting from the inability of borrowers to make contractually required loan payments. Estimates for loan losses are developed by analyzing historical loan losses, current trends in delinquencies and charge offs, plans for problem loan administration and resolution, the views of our regulators, changes in the size and composition of the loan portfolio and peer group information. Where there is a question as to the impairment of specific loans, we obtain valuations of the property or other collateral securing the loan, and, if applicable, the borrower's current financial information. We also include in our estimates of inherent probable loan losses the impact of economic events, the outcome of which are uncertain. These events may include, but are not limited to, deterioration in general economic conditions, increases or decreases in overall lending rates, political conditions, legislation that directly and indirectly affects the banking industry and regional economic conditions affecting specific geographical areas in which we conduct business.

      Our most significant area of growth has been our residential loan servicing business, with increased transaction volumes during the year. Inherent in our growth of this business has been an increase in purchased mortgage servicing rights, an intangible asset representing the present value of the right to service loans in a portfolio. Our ability to continue to expand the business may be limited by liquidity or regulatory constraints. The most critical accounting policy for this business line is the methodology we use to determine the valuation of mortgage servicing rights. Application of this methodology requires the development of a number of estimates, including anticipated amortization and periodic revaluation. Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of mortgage servicing rights. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. We amortize mortgage servicing rights over the period of estimated net servicing income based on our projections of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted periodically based on actual results and updated projections.

      Our other core business line is OTX, our technology solutions business. We have goodwill and intellectual property recorded as a result of the acquisitions of three predecessor technology companies, as well as capitalized software development costs for the period of early development, which ended in 1999. Effective January 1, 2002 we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangibles. SFAS 142 prescribed a methodology for performing the impairment analyses for goodwill and other intangibles, which changed to an approach based on fair value of the assets rather than on undiscounted cash flows as was the case prior to adoption. We have performed this analysis using our previously developed projections of future income discounted at a market rate. The determination of market discount rates is also subjective and may vary by product based on the type of product, stage of development and sales to date. This impairment analysis resulted in a write-down of $3,333 related to the remaining balance of goodwill and intangible assets recorded in connection with our formation of REALSynergy, Inc. in 1999, which is reported as the effect of a change in accounting principle net of an income tax benefit of $1,166. At September 30, 2002, the unamortized balance of goodwill, intellectual property and capitalized software amounted to $3,849, $542 and $3,004, respectively.

      Another risk factor affecting all of our business lines is the determination of our overall tax provision. This is a complex task and requires extensive judgment, particularly in evaluating the realizability of the gross deferred tax assets in the near term. During 2001 we recorded a substantial increase to our valuation allowance, and as of September 30, 2002 our remaining net deferred tax asset amounted to $7,568. The evaluation of the need for a valuation allowance takes into consideration our recent earnings history, current tax position and estimates of taxable income in the near term. The tax character (ordinary versus capital) and the carry forward periods of certain tax attributes (e.g., capital losses and tax credits) must also be considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to realizability of the deferred tax assets. The determination of the amount of the aggregate valuation allowance is based on scenario analyses of the projected results of operations by line of business resulting in a range of potential valuation allowances within which a final amount is determined.

Results of Operations

      General. We recorded a net loss of $(4,007) for the third quarter of 2002, as compared to $(72,932) for the third quarter of 2001. Our loss per share was $(0.06) for the third quarter of 2002, as compared with a loss per share of $(1.09) for the third quarter of 2001. For the nine months ended September 30, 2002 we recorded a net loss of $(58,697) or $(0.87) per share compared to $(117,889) or $(1.75)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


per share for the nine months ended September 30, 2001. The net loss for the third quarter of 2001 included a $65,000 provision to increase the valuation allowance on the deferred tax asset and $6,782 of loss provisions and impairment charges on investments in real estate and affordable housing properties. No such provisions or charges were incurred during the third quarter of 2002. During 2002, we have continued our transition in business strategy from capital-intensive businesses to fee-based businesses: loan servicing and technology solutions for the mortgage and real estate industries. Our results reflect growth in the volume of our residential loan servicing businesses (although segment income has declined in 2002), continued investment in the development of our technology products, cessation of loan origination and acquisition activities and continuing sales of assets not associated with our core business segments. The combined results of our core business segments -- Residential Loan Servicing, OTX, Ocwen Realty Advisors and Unsecured Collections -- improved in both the three and nine month periods ended September 30, 2002 as compared to the same periods of the prior year. See "Segment Profitability" below. The following table presents a summary of our non-core assets that remain to be sold at the dates indicated:

                                                                  September 30,    June 30,       March 31,    December 31,
                                                                      2002           2002           2002           2001
                                                                  ------------   ------------   ------------   ------------
Loans, net:
  Affordable housing ..........................................   $     12,613   $     11,882   $     15,198   $     17,215
  All other ...................................................         90,220        110,127        135,359        168,078
Real estate held for sale .....................................             --             --             --         13,418
Investment in real estate .....................................         59,982         59,598         91,664        116,896
Real estate owned, net ........................................         65,432         84,101        100,490        110,465
Subordinates, residuals and other trading securities...........         36,593         41,210         39,899         65,058
Affordable housing properties (1) .............................         19,491         18,877         19,729         52,176
                                                                  ------------   ------------   ------------   ------------
                                                                  $    284,331   $    325,795   $    402,339   $    543,306
                                                                  ============   ============   ============   ============

(1) Excludes $13,230 of properties subject to completed sales contracts that have not met accounting criteria for sales treatment.

      Results for the nine months ended September 30, 2002 included a net increase to income during the first quarter of $16,166 from the adoption of SFAS No. 141 and No. 142. This is comprised of a credit to income of $18,333 for the reversal of negative goodwill and a write-down of $2,167 (net of tax benefit of $1,166) of unamortized goodwill and intangible assets at OTX. Amortization of negative goodwill, net of goodwill amortization expense, amounted to $3,805 and $11,415 during the three and nine months ended September 30, 2001.

      Segment Profitability. The following is a discussion of the income (loss) before income taxes and effect of change in accounting principle of each of our reportable segments for the three and nine months ended September 30, 2002 and 2001:

o Residential Loan Servicing. Segment income declined from $9,052 for the three months ended September 30, 2001 to $7,157 for the three months ended September 30, 2002. Servicing and other fees, net, declined $3,282 during the third quarter of 2002, offset in part by a $1,669 decline in non-interest expense. Residential servicing and other fees, net, declined to $28,234 for the three months ended September 30, 2002 as compared to $31,516 for the same period of the prior year. Although gross servicing fees increased during the third quarter of 2002 as compared to 2001 as a result of continued growth, the increase in servicing fees was offset by an increase in both servicer expenses and amortization of servicing rights. Also, results for 2002 continue to be impacted negatively by lower earnings on collection account or float balances as a result of the lower short-term interest rate environment we have experienced since the first quarter of 2001. The average balance of residential loans we serviced for others amounted to $28,066,309 and $18,326,909 for the three months ended September 30, 2002 and 2001, respectively. See "Non-Interest Income - Servicing and Other Fees." At September 30, 2002 we were the servicer of 338,349 residential loans with an unpaid principal balance of $29,832,033, as compared to 301,652 loans and $21,952,096 of unpaid principal balance at December 31, 2001, a 36% increase in unpaid principal balance.

   Segment income declined from $26,073 for the nine months ended September 30, 2001 to $22,788 for the nine months ended September 30, 2002. Residential servicing and other fees, net, declined to $87,700 for the nine months ended September 30, 2002 as compared to $88,956 for the same period of the prior year. The average balance of residential loans we serviced for others amounted to $25,322,853 and $14,036,352 for the nine months ended September 30, 2002 and 2001, respectively. In addition to the $1,256 decline in servicing and other fees, net, during the nine months ended September 30, 2002, non-interest expenses increased by $1,973. Non-interest expenses for 2002 include a provision of $1,000 in the first quarter related to a pending settlement of a class

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


   action litigation claim. Increased servicer expenses and servicing rights amortization more than offset the increase in gross servicing fees during 2002.

o OTX. Segment losses declined from $(7,762) for the three months ended September 30, 2001 to $(5,993) for the same period in 2002. The net losses incurred by OTX reflect our continuing investment in the development and marketing of our technology businesses. Non-interest income increased by $1,284 and non-interest expense declined by $385 during the third quarter of 2002 as compared to the same period of 2001. Non-interest expenses for the third quarter of 2002 included a $534 payment due in connection with the 1997 acquisition of Amos, Inc. Non-interest expense for the three months ended September 30, 2001 included $778 of goodwill amortization that has not been recognized in 2002 as a result of the adoption of SFAS No. 142 on January 1,2002.

   Segment losses declined from $(29,320) for the nine months ended September 30, 2001 to $(16,179) for the same period in 2002. Non-interest income increased by $3,437 and non-interest expenses declined by $9,342 during the first nine months of 2002 as compared to the same period of the prior year. Non-interest expense for the nine months ended September 30, 2001 included $4,685 of nonrecurring expenses in the first quarter, including $3,185 for a payment due in connection with the 1997 acquisition of Amos, Inc. Non-interest expense for the first nine months of 2001 also included $2,334 of goodwill amortization; amortization has been discontinued in 2002 as a result of the adoption of SFAS No. 142.

o Ocwen Realty Advisors ("ORA"). Through ORA we provide property valuation services for residential and commercial properties, including those that we service for others. Segment income improved to $902 for the three months ended September 30, 2002 as compared to $83 for the same period of 2001. The improvement in income during the third quarter of 2002 was largely due to a $516 decline in appraisal expense. Revenues were essentially unchanged in the third quarter of 2002 as compared to 2001.

   For the nine months ended September 30, 2002, segment income increased to $1,921 as compared to $429 for the same period of 2002. The increase in segment income during the first nine months of 2002 is primarily the result of a $2,498 increase in revenues from valuation services, offset in part by a $1,496 increase in appraisal expense.

o Unsecured Collections. This segment is primarily comprised of activities related to our charged-off unsecured credit card receivables, which we acquired at a discount, as well as collections we make on behalf of others. We accounted for collections of our unsecured credit card receivables under the cost recovery method, through the end of 2001, when we reduced the net book value of our unsecured receivables to zero as a result of collections and reserves. Beginning in 2002, we report collections as non-interest income. Segment results improved from a loss of $(1,288) for the three months ended September 30, 2001 to income of $1,057 for the three months ended September 30, 2002. Servicing fees for this segment increased to $1,808 for the three months ended September 30, 2002, as compared to $605 for the third quarter of 2001. Collections reported as income for the third quarter of 2002 amounted to $969 as compared to $0 for the third quarter of 2001.

   Segment results improved from a loss of $(5,629) for the nine months ended September 30, 2001 to income of $3,140 for the nine months ended September 30, 2002. Collections reported as income amounted to $3,463 for the nine months ended September 30, 2002 as compared to $0 for the same period of 2001. Servicing fees for this segment amounted to $4,780 and $1,527 during the nine months ended September 30, 2002 and 2001, respectively. Results for the nine months ended September 30, 2001 included provisions for losses of $1,844.

o Residential Discount Loans. Results for 2002 and 2001 reflect the sale and resolution of loans and real estate owned as part of our ongoing strategy to exit capital-intensive businesses. We have not acquired any residential discount loans since 2000. See "Changes in Financial Condition - Loans, Net." A loss of $(617) was incurred by this business segment for the three months ended September 30, 2002 as compared to income of $3,406 for the three months ended September 30, 2001. Results for the third quarter of 2002 reflect a $2,808 decline in net interest income before provision for loan losses as compared to the third quarter of 2001 as a result of loan sales. Also, sales of loans during the third quarter of 2001 resulted in $(1,950) of losses and a negative loan loss provision of $3,480. There were no loan sales during the third quarter of 2002 and the loan loss provision amounted to a negative $3. As a result of sales and resolutions (primarily during the first quarter), the amount of loans and real estate owned remaining in this segment have declined from $53,813 at December 31, 2001, to $4,174 at September 30, 2002.

   Segment income improved from a loss of $(2,893) for the nine months ended September 30, 2001 to income of $1,103 for the nine months ended September 30, 2002. A decline in non-interest expense and provisions for loan losses, plus an improvement in operating results from real estate owned, more than offset increased losses from loan sales and declines in net interest income and trading gains on securities. Non-interest expense declined by $1,302 for the first nine months of 2002 as compared to 2001 primarily as a result of reduced loan expenses and technology costs. Provisions for loan losses declined from $5,799 for the first nine months of 2001 to a negative provision of $2,304 for the same period of 2002. Results from the sale and operation of real estate owned improved to a gain of $387 for the nine months ended September 30, 2002 as compared to a loss of $(5,958) for the same period of the prior year. Results for the first nine months of 2002 included $(2,554) of losses from the sale of loans as compared to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


   $(836) of losses during the same period of 2001. Net interest income declined by $6,972 for the first nine months of 2002 as compared to the same period of 2001 as a result of loan sales. Net trading gains (losses) on residential subordinate securities amounted to $(177) and $3,028 for the nine months ended September 30, 2002 and 2001, respectively.

o Commercial Finance. Results for 2002 and 2001 reflect our continuing exit from our loan and real estate businesses. With the exception of loans to facilitate sales of our own assets, we have not purchased or originated any loans since 2000. See "Changes in Financial Condition - Loans, Net." Segment losses declined from $(7,277) for the three months ended September 30, 2001 to $(1,370) for the three months ended September 30, 2002. The results for the three months ended September 30, 2002 include a negative provision for loan losses of $878 as compared to a provision of $2,780 for the three months ended September 30, 2001. Net operating gains on investments in real estate improved from a loss of $(1,175) for the third quarter of 2001 to income of $494 for the third quarter of 2002. The net operating loss on investments in real estate for the third quarter of 2001 included $3,044 of impairment charges, as compared to $0 for the third quarter of 2002. Total loans, investments in real estate and real estate owned held by this segment have declined from $354,159 at December 31, 2001 to $211,183 at September 30, 2002. The combined ratio of allowance for losses as a percentage of loans and real estate owned increased from 9.3% at December 31, 2001 to 20.7% at September 30, 2002.

   Segment losses increased from $(18,452) for the nine months ended September 30, 2001 to $(44,114) for the nine months ended September 30, 2002. The results for the nine months ended September 30, 2002 include losses of $(16,463) from the sale and operation of real estate owned as compared to income of $2,585 for the same period of the prior year, reflecting an increase in the provision for losses from $3,383 in 2001 to $18,306 in 2002. Operating income on investments in real estate declined from income of $2,131 for the nine months ended September 30, 2001 to a loss of $(8,844) for the same period of 2002. This decline in operating income is primarily due to impairment charges on investments in real estate, which amounted to $15,317 and $4,515 for the nine months ended September 30, 2002 and 2001 respectively. Results for the first nine months of 2001 includes $(2,485) of losses from sales of commercial loans as compared to $(541) for the same period of 2002. The provision for loan losses decreased to $9,147 during the nine months ended September 30, 2002 from $10,375 for the same period of the prior year. Non-interest expenses for this segment declined by $3,895 during the first nine months of 2002 as compared to the same period of 2001, primarily as a result of declines in loan expenses and technology costs

o Affordable Housing. During 2000, we began reducing our investment in affordable housing properties both as part of our shift in strategy to fee-based businesses and because the volume of tax credits being generated was in excess of our ability to realize them effectively. Segment losses declined from $(6,467) for the three months ended September 30, 2001 to $(1,329) for the three months ended September 30, 2002. Contributing to the losses in the third quarter of 2001 were charges of $3,738 to reserve for estimated losses from the sale of properties. No such provisions were required in the third quarter of 2002. The net book value of our remaining properties has been reduced from $102,069 at December 31, 2001 to $32,721 at September 30, 2002, of which $13,230 is subject to sales contracts although they have not yet qualified as sales for accounting purposes. See "Changes in Financial Condition - Affordable Housing Properties." The remaining balance of loans we made to finance the construction of affordable housing has declined from $17,215 at December 31, 2001 to $12,613 at September 30, 2002. At September 30, 2002, combined reserves on properties and loans had increased to 41% of remaining asset values as compared to 16% at December 31, 2001.

   Segment losses increased from $(21,283) for the nine months ended September 30, 2001 to $(30,987) for the nine months ended September 30, 2002. Charges of $17,350 and $11,097 were recorded during the nine months ended September 30, 2002 and 2001, respectively, to reserve for estimated losses from the sale of properties. The loss for 2002 also includes a $3,944 charge to record a discount on the long-term sale of properties in the second quarter. We are accreting this discount to income over the term of the related receivable balance, which extends through September 2014. The provision for loan losses increased to $3,946 for the nine months ended September 30, 2002 as compared to $11 for the same period of 2001, reflecting declines in estimated permanent loan financing proceeds to be received on affordable housing construction loans.

o Subprime Finance. We closed our domestic subprime origination business in 1999. Assets remaining in this segment at September 30, 2002 are primarily comprised of subprime residual trading securities with a fair value of $32,358 and match funded securities with a fair value of $11,802. Segment income improved from $2,886 for the three months ended September 30, 2001 to $3,516 for the three months ended September 30, 2002. A $2,109 increase in net interest income during the third quarter of 2002 more than offset the $1,507 decline in net trading gains on securities. Results for the three months ended September 30, 2002 include $1,191 of net trading gains on subprime residual and match funded securities, as compared to $2,698 for the same period of the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


   Segment income declined from $8,437 for the nine months ended September 30, 2001 to $8,325 for the nine months ended September 30, 2002. Net interest income increased by $5,651 during the first nine months of 2002 as compared to the same period of 2001. Results for the nine months ended September 30, 2002 include $4,529 of net trading gains on subprime residual and match funded securities, including $3,791 of realized gains from sales, as compared to $9,219 for the same period of the prior year.

o Corporate Items and Other. Pre-tax results of this segment include business activities that are individually insignificant, amounts we do not allocate to our operating segments, distributions on Capital Securities, transfer pricing mismatches, gains from debt repurchases, other general corporate expenses and the results of the collateralized mortgage obligation ("CMO") trading portfolio. Segment results were a loss of $(7,330) and $(565) for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, results declined to a loss of $(19,694) from income of $7,749 for the same period of 2001. Results for the three and nine months ended September 30, 2001 included $4,583 and $13,749, respectively, of amortization of negative goodwill. Results for this segment in 2002 reflect declines in net interest income as compared to 2001 resulting from high rates of fixed interest expense on notes and debentures and declining interest income earned on cash balances and our CMO portfolio. Net interest income (expense) amounted to $(1,762) and $(944) for the third quarter of 2002 and 2001, respectively, and $(4,347) and $1,721 for the first nine months of 2002 and 2001, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


      The following tables set forth, for the periods indicated, information regarding the total amount of income from interest-earning assets and the resultant average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. Information is based on average daily balances during the indicated periods:

                                                                          Three Months Ended September 30,
                                                      ------------------------------------------------------------------------
                                                                     2002                                  2001
                                                      ----------------------------------    ----------------------------------
                                                                     Interest    Average                  Interest     Average
                                                       Average        Income/     Yield/      Average      Income/      Yield/
                                                       Balance        Expense      Rate       Balance      Expense       Rate
                                                      ----------     --------    -------    ----------    --------     -------
Average Assets:
Interest earning cash and other.....................  $   63,440     $     59      0.37%    $    3,817    $     41       4.30%
Federal funds sold and repurchase agreements........     174,642          783      1.79        215,525       1,942       3.60
Trading securities):
   CMOs (AAA-rated).................................      69,280           23      0.13         75,064       1,112       5.93
   Subordinates, residuals and other................      38,036        3,484     36.64         87,982       3,489      15.86
Loans, net (1)......................................     127,217        3,075      9.67        388,858       9,355       9.62
Match funded loans and securities (1)...............      63,335        1,188      7.50         94,302       2,655      11.26
                                                      ----------     --------               ----------    --------
   Total interest earning assets....................     535,950        8,612      6.43        865,548      18,594       8.59
                                                                     --------                             --------
Non-interest earning cash...........................      15,223                                98,365
Allowance for loan losses...........................     (18,176)                              (18,033)
Real estate held for sale...........................          --                                20,312
Affordable housing properties.......................      37,311                               115,318
Real estate owned, net..............................      83,236                               127,831
Investment in real estate...........................      59,665                               115,599
Advances on loans and loans serviced for others.....     259,026                               339,414
Mortgage servicing rights...........................     147,687                                86,121
Match funded advances on loans serviced for others..      97,983                                    --
Other assets........................................     145,249                               207,114
                                                      ----------                            ----------
   Total assets.....................................  $1,363,154                            $1,957,589
                                                      ==========                            ==========

Average Liabilities and Stockholders' Equity:
Interest-bearing demand deposits....................  $   15,311     $     57      1.49%    $   11,921    $     89       2.99%
Savings deposits....................................       1,641            5      1.22          1,411           8       2.27
Certificates of deposit.............................     433,326        5,928      5.47        843,169      13,692       6.50
                                                      ----------     --------               ----------    --------
   Total interest-bearing deposits..................     450,278        5,990      5.32        856,501      13,789       6.44
Securities sold under agreements to repurchase......       6,589           32      1.94         29,932         244       3.26
Bonds-match funded agreements.......................     144,768        1,445      3.99         77,142       1,391       7.21
Obligations outstanding under lines of credit.......      83,865          833      3.97        112,661       1,871       6.64
Notes, debentures and other.........................     156,196        4,625     11.84        169,130       5,012      11.85
                                                      ----------     --------               ----------    --------
   Total interest-bearing liabilities...............     841,696       12,925      6.14      1,245,366      22,307       7.16
                                                                     --------                             --------
Non-interest bearing deposits.......................       6,300                                19,355
Escrow deposits.....................................      93,378                                92,755
Excess of net assets acquired over purchase price...       1,478                                26,787
Other liabilities...................................      39,671                                73,595
                                                      ----------                            ----------
   Total liabilities................................     982,523                             1,457,858
Capital Securities..................................      56,249                                61,159
Minority interest...................................       1,335                                    --
Stockholders' equity................................     323,047                               438,572
                                                      ----------                            ----------
   Total liabilities and stockholders' equity.......  $1,363,154                            $1,957,589
                                                      ==========                            ==========
Net interest income (expense).......................                 $ (4,313)                            $ (3,713)
                                                                     ========                             ========
Net interest spread.................................                               0.29%                                 1.43
Net interest margin.................................                              (3.22)%                               (1.72)
Ratio of interest-earning assets to
   interest-bearing liabilities.....................      64%                                   70%

(1) The average balances include non-performing loans, interest on which is recognized on a cash basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------

                                                                          Nine Months Ended September 30,
                                                      ------------------------------------------------------------------------
                                                                     2002                                  2001
                                                      ----------------------------------    ----------------------------------
                                                                     Interest    Average                  Interest     Average
                                                       Average        Income/     Yield/      Average      Income/      Yield/
                                                       Balance        Expense      Rate       Balance      Expense       Rate
                                                      ----------     --------    -------    ----------    --------     -------
Average Assets:
Interest earning cash and other.....................  $   53,348     $    220      0.55%    $   10,110    $    638       8.41%
Federal funds sold and repurchase agreements........     154,407        2,055      1.77        190,660       6,040       4.22
Trading securities):
   CMOs (AAA-rated).................................     106,554        2,167      2.71        116,718       5,589       6.38
   Subordinates, residuals and other................      47,550        9,857     27.64        103,399       8,885      11.46
Loans, net (1)......................................     156,471       10,588      9.02        495,611      39,602      10.65
Match funded loans and securities (1)...............      69,612        5,245     10.05        109,225       7,875       9.61
                                                      ----------     --------               ----------    --------
   Total interest earning assets....................     587,942       30,132      6.83      1,025,723      68,629       8.92
                                                                     --------                             --------
Non-interest earning cash...........................      22,684                                70,017
Allowance for loan losses...........................     (12,962)                              (14,849)
Real estate held for sale...........................       4,425                                21,062
Affordable housing properties.......................      67,106                               128,733
Real estate owned, net..............................      97,267                               132,192
Investment in real estate...........................      86,482                               117,774
Advances on loans and loans serviced for others.....     265,701                               303,029
Mortgage servicing rights...........................     124,844                                70,867
Match funded advances on loans serviced for others..      99,432                                    --
Other assets........................................     135,516                               213,006
                                                      ----------                            ----------
   Total assets.....................................  $1,478,437                            $2,067,554
                                                      ==========                            ==========

Average Liabilities and Stockholders' Equity:
Interest-bearing demand deposits....................  $   14,170     $    181      1.70%    $   15,655         328       2.79%
Savings deposits....................................       1,605           14      1.16          1,380          24       2.32
Certificates of deposit.............................     493,731       21,494      5.80        985,730      47,815       6.47
                                                      ----------     --------               ----------    --------
   Total interest-bearing deposits..................     509,506       21,689      5.68      1,002,765      48,167       6.40
Securities sold under agreements to repurchase......      16,476          230      1.86          9,977         246       3.29
Bonds-match funded agreements.......................     148,785        5,161      4.63         91,005       6,099       8.94
Obligations outstanding under lines of credit.......      89,436        2,982      4.45         76,959       4,327       7.50
Notes, debentures and other.........................     157,985       13,973     11.79        170,482      15,076      11.79
                                                      ----------     --------               ----------    --------
   Total interest-bearing liabilities...............     922,188       44,035      6.37      1,351,188      73,915       7.29
                                                                     --------                             --------
Non-interest bearing deposits.......................       6,298                                15,311
Escrow deposits.....................................      85,566                                70,518
Excess of net assets acquired over purchase price...       1,478                                30,964
Other liabilities...................................      50,221                                64,270
                                                      ----------                            ----------
   Total liabilities................................   1,065,751                             1,532,251
Capital Securities..................................      58,333                                66,248
Minority interest...................................         292                                    --
Stockholders' equity................................     354,061                               469,055
                                                      ----------                            ----------
   Total liabilities and stockholders' equity.......  $1,478,437                            $2,067,554
                                                      ==========                            ==========
Net interest income (expense).......................                 $(13,903)                            $ (5,286)
                                                                     ========                             ========
Net interest spread.................................                               0.46%                                 1.63%
Net interest margin.................................                              (3.15)%                               (0.69)%
Ratio of interest-earning assets to
   interest-bearing liabilities.....................      64%                                   76%

(1) The average balances include non-performing loans, interest on which is recognized on a cash basis.

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

                                                            Three Months: 2002 vs. 2001          Nine Months: 2002 vs. 2001
                                                          --------------------------------    --------------------------------
                                                          Favorable (Unfavorable) Variance    Favorable (Unfavorable) Variance
                                                                       Due To                              Due To
                                                            Rate       Volume      Total        Rate       Volume      Total
                                                          --------    --------    --------    --------    --------    --------
Interest Income from Interest-Earning Assets:
--------------------------------------------
Interest earning cash and other.......................    $    (69)   $     87    $     18    $   (728)   $    310    $   (418)
Federal funds sold and repurchase agreements..........        (842)       (317)     (1,159)     (3,001)       (984)     (3,985)
Trading securities:
   CMOs (AAA-rated)...................................      (1,009)        (80)     (1,089)     (2,973)       (449)     (3,422)
   Subordinates, residuals and other..................       2,760      (2,765)         (5)      5,331      (4,359)        972
Loans.................................................          44      (6,324)     (6,280)     (5,306)    (23,708)    (29,014)
Match funded loans and securities.....................        (739)       (728)     (1,467)        130      (2,760)     (2,630)
                                                          --------    --------    --------    --------    --------    --------
   Total interest income from interest-earning assets.         145     (10,127)     (9,982)     (6,547)    (31,950)    (38,497)
                                                          --------    --------    --------    --------    --------    --------
Interest Expense on Interest-Bearing Liabilities:
------------------------------------------------
Interest-bearing demand deposits......................          53         (21)         32         118          29         147
Savings deposits......................................           4          (1)          3          12          (2)         10
Certificates of deposit...............................       1,900       5,864       7,764       4,485      21,836      26,321
                                                          --------    --------    --------    --------    --------    --------
   Total interest-bearing deposits....................       1,957       5,842       7,799       4,615      21,863      26,478
Securities sold under agreements to repurchase........          73         139         214          92         (76)         16
Bonds-match funded agreements.........................         805        (859)        (54)      2,635      (1,697)        938
Obligations outstanding under lines of credit.........         635         403       1,038       1,631        (286)      1,345
Notes, debentures and other interest-bearing
 obligations..........................................           4         383         387          (1)      1,104       1,103
                                                          --------    --------    --------    ---------   --------    --------
   Total interest expense on interest-bearing
     liabilities......................................       3,474       5,908       9,382       8,972      20,908      29,880
                                                          --------    --------    --------    --------    --------    --------
Favorable (unfavorable) variance, net.................    $  3,619    $ (4,219)   $   (600)   $  2,425    $(11,042)   $ (8,617)
                                                          ========    ========    ========    ========    ========    ========

      Our net interest income has been declining since 1999. This trend reflects a decline in the ratio of interest-earning assets to interest-bearing liabilities. Both our acquisition of OAC in 1999 and our change in strategic direction from capital-intensive businesses to fee-based sources of income have contributed to an increase in the relative amount of noninterest-earning assets (such as real estate, servicing advances and servicing rights) that are funded by interest-bearing liabilities. We expect this trend to continue as we continue our strategic transition.

      We incurred net interest expense before provision for loan losses of $(4,313) for the three months ended September 30, 2002 as compared to net interest expense of $(3,713) for the same period of the prior year, an unfavorable variance of $600 or 16%. This unfavorable variance was due to a decrease in the balance of our average interest-earning assets and a decrease in the net interest spread, offset by a decrease in the balance of our average interest-bearing liabilities. The average balance of our interest-earning assets decreased by $329,598 or 38% during the third quarter of 2002 and reduced interest income by $10,127. The average balance of our interest-bearing liabilities decreased by $403,670 or 32% during the third quarter of 2002 and decreased interest expense by $5,908. The net impact of these volume changes resulted in a $4,219 unfavorable variance. The net interest spread decreased 114 basis points as a result of a 216 basis-point decrease in the weighted average yield on our interest-earning assets, offset by a 102 basis-point decline in the weighted average rate on our interest-bearing liabilities. The net impact of these rate changes resulted in a $3,619 favorable variance.

      For the nine months ended September 30, 2002, net interest expense before provision for loan losses amounted to $(13,903) as compared to net interest expense of $(5,286) for the same period of the prior year, an unfavorable variance of $8,617 or 163%. This unfavorable variance was due to a decrease in the balance of our average interest earning assets and a decrease in the net interest spread, offset by a decrease in the balance of our average interest-bearing liabilities. The average balance of our interest-earning assets

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


decreased by $437,781 or 43% during 2002 and reduced interest income by $31,950. The average balance of our interest-bearing liabilities decreased by $429,000 or 32% during 2002 and decreased interest expense by $20,908. The net impact of these volume changes resulted in an $11,042 unfavorable variance. The net interest spread decreased 117 basis points as a result of a 209 basis-point decrease in the weighted average yield on our interest-earning assets, offset by a 92 basis-point decline in the weighted average rate on our interest-earning liabilities. The net impact of these rate changes resulted in a $2,425 favorable variance.

                                                                                               Annualized
                                                   Average Balance           Increase         Average Yield          Increase
                                             ---------------------------    (Decrease)     --------------------     (Decrease)
For the three months ended September 30,         2002            2001            $           2002        2001      Basis Points
---------------------------------------      -----------     -----------    -----------    --------    --------    ------------
Interest earning cash and other........      $    63,440     $     3,817    $    59,623       0.37%       4.30%        (393)
Federal funds sold and repurchase
  agreements...........................          174,642         215,525        (40,883)      1.79%       3.60%        (181)
Trading securities:
  CMOs (AAA-rated).....................           69,280          75,064         (5,784)      0.13%       5.93%        (580)
  Subordinates, residuals and other....           38,036          87,982        (49,946)     36.64%      15.86%       2,078
Loans, net.............................          127,217         388,858       (261,641)      9.67%       9.62%           5
Match funded loans and securities......           63,335          94,302        (30,967)      7.50%      11.26%        (376)
                                             -----------     -----------    -----------
                                             $   535,950     $   865,548    $  (329,598)      6.43%       8.59%        (216)
                                             ===========     ===========    ===========

                                                                                               Annualized
                                                   Average Balance           Increase         Average Yield          Increase
                                             ---------------------------    (Decrease)     --------------------     (Decrease)
For the nine months ended September 30,          2002            2001            $           2002        2001      Basis Points
---------------------------------------      -----------     -----------    -----------    --------    --------    ------------
Interest earning cash and other........      $    53,348     $    10,110    $    43,238       0.55%       8.41%        (786)
Federal funds sold and repurchase
  agreements...........................          154,407         190,660        (36,253)      1.77%       4.22%        (245)
Trading securities:
  CMOs (AAA-rated).....................          106,554         116,718        (10,164)      2.71%       6.38%        (367)
  Subordinates, residuals and other....           47,550         103,399        (55,849)     27.64%      11.46%       1,618
Loans, net.............................          156,471         495,611       (339,140)      9.02%      10.65%        (163)
Match funded loans and securities......           69,612         109,225        (39,613)     10.05%       9.61%          44
                                             -----------     -----------    -----------
                                             $   587,942     $ 1,025,723    $  (437,781)      6.83%       8.92%        (209)
                                             ===========     ===========    ===========

      Interest income earned from our investment of available cash in federal funds sold and repurchase agreements declined $1,159 or 60% during the third quarter of 2002 as compared to the same period of 2001 as a result of a 181 basis-point decline in the average yield and a $40,883 or 19% decline in the average balance. For the nine month periods, interest income declined $3,985 or 66% in 2002 as compared to 2001 due to a 245 basis-point decline in the average yield and a $36,253 or 19% decline in the average balance. The decline in the average yields for the 2002 periods is due to a decline in interest rates on overnight funds.

      Interest income we earned from our combined securities portfolio declined from $4,601 during the three months ended September 30, 2001 to $3,507 in the same period of 2002, a $1,094 or 24% decline. For the nine month periods, interest income from our securities portfolio declined from $14,474 in 2001 to $12,024 in 2002. The decline in interest income during the 2002 periods as compared to 2001 is primarily due to a decline in the average balance of our investment in subordinates and residuals and a decline in the average yield earned on CMOs, offset by an increase in the average yield earned on subordinates and residuals. Our average investment in subordinates and residuals during the third quarter of 2002 declined $49,946 or 57% as compared to the third quarter of 2001. For the nine month periods, the average balance of subordinates and residuals declined $55,849 or 54% during 2002 as compared to 2001. These declines in our average investment are primarily the result of sales of unrated subprime residuals and amortization. The increase in the average yield on subordinate and residual securities for the third quarter and first nine months of 2002 as compared to the same periods of 2001 is largely the result of sales of low-yielding unrated subprime residuals. Because CMOs have less cash flow variability, their average lives and yields to maturity generally are more stable, and therefore, CMOs are priced to yield less than classes of mortgage-related securities such as subordinates and residuals that are less stable. The decline in the average yield on CMOs during the 2002 periods is primarily the result of declining interest rates and increased prepayments of the underlying mortgages which back the bonds. When prepayments occur faster than anticipated, as in the third quarter of 2002, the amortization of premiums is accelerated resulting in a lower yield.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------

      Interest income we earned on loans decreased by $6,280 or 67% during the three months ended September 30, 2002 as compared to the same period of the prior year primarily as a result of a $261,641 or a 67% decline in the average balance. For the nine month periods, interest income decreased by $29,014 or 73% during 2002 as compared to the same period of 2001 as a result of a $339,140 or 68% decline in the average balance and a 163 basis point decrease in the average yield. Sales, foreclosures and the absence of acquisitions have resulted in the declines in the average balance of loans during the 2002 periods as compared to 2001. The yield on loans is likely to fluctuate from period to period as a result of the timing of resolutions, particularly the resolution of large multi-family residential and commercial real estate loans, and the mix of the overall portfolio between performing and non-performing loans. Resolution income declined from $2,193 and $8,690 for the three and nine months ended September 30, 2001, respectively, to $605 and $3,295 for the same periods of 2002, respectively. See "Changes in Financial Condition - Loans, Net."

                                                                                                     Annualized
                                                          Average Balance          Increase         Average Rate         Increase
                                                    --------------------------    (Decrease)     -------------------    (Decrease)
For the three months ended September 30,                2002           2001            $           2002       2001     Basis Points
-------------------------------------------------   -----------    -----------    -----------    --------   --------   ------------
Interest-bearing deposits........................   $   450,278    $   856,501       (406,223)      5.32%      6.44%       (112)
Securities sold under agreements to repurchase...         6,589         29,932        (23,343)      1.94%      3.26%       (135)
Bonds-match funded agreements....................       144,768         77,142         67,626       3.99%      7.21%       (322)
Obligations outstanding under lines of credit ...        83,865        112,661        (28,796)      3.97%      6.64%       (267)
                                                    -----------    -----------    -----------
Notes, debentures and other......................       156,196        169,130        (12,934)     11.84%     11.85%         (1)
                                                    -----------    -----------    -----------
                                                    $   841,696    $ 1,245,366    $  (403,670)      6.14%      7.16%       (102)
                                                    ===========    ===========    ===========

                                                                                                     Annualized
                                                          Average Balance          Increase         Average Rate         Increase
                                                    --------------------------    (Decrease)     -------------------    (Decrease)
For the nine months ended September 30,                 2002           2001            $           2002       2001     Basis Points
-------------------------------------------------   -----------    -----------    -----------    --------   --------   ------------
Interest-bearing deposits .......................   $   509,506    $ 1,002,765    $  (493,259)      5.68%      6.40%        (72)
Securities sold under agreements to repurchase...        16,476          9,977          6,499       1.86%      3.29%       (143)
Bonds-match funded agreements ...................       148,785         91,005         57,780       4.63%      8.94%       (431)
Obligations outstanding under lines of credit....        89,436         76,959         12,477       4.45%      7.50%       (305)
                                                    -----------    -----------    -----------
Notes, debentures and other .....................       157,985        170,482        (12,497)     11.79%     11.79%          0
                                                    -----------    -----------    -----------
                                                    $   922,188    $ 1,351,188    $  (429,000)      6.37%      7.29%        (92)
                                                    ===========    ===========    ===========

      Interest expense we incurred on our interest-bearing deposits decreased $7,799 or 57% during the three months ended September 30, 2002 as compared to the same period of the prior year due to a $406,223 or 47% decrease in the average balance and a 112 basis-point decline in the average rate. For the nine month periods, interest expense on interest-bearing deposits decreased $26,478 or 55% during the nine months ended September 30, 2002 as compared to the same period of the prior year due to a $493,259 or 49% decrease in the average balance and a 72 basis-point decline in the average rate. The decline in the average balance of deposits during the 2002 periods as compared to 2001 resulted primarily from maturing brokered certificates of deposit. We did not issue any new brokered certificates of deposit during 2002 and, at this time, do not intend to issue any such deposits in the foreseeable future. The decline in average deposits is consistent with the decline in average assets during the 2002 periods as compared to the same periods in 2001 as we continue our transition in business strategy from capital-intensive businesses to fee-based businesses. See "Changes in Financial Condition - Deposits."

      Interest expense we incurred on bonds-match funded agreements declined $938 or 15% during the nine months ended September 30, 2002 as compared to the same period of the prior year as a result of a 431 basis-point decline in the average rate, offset in part by a $57,780 or 63% increase in the average balance outstanding. The decline in the average rates during the third quarter and first nine months of 2002 as compared to the same periods of 2001 is largely due to declines in LIBOR. The increase in the average balance during the 2002 periods is due to new match funded debt that resulted from our transfer of certain residential loan servicing-related advances to a third party in December 2001, offset in part by principal repayments. See "Changes in Financial Condition - Bonds - Match Funded Agreements."

      Interest expense we incurred on lines of credit declined $1,038 or 55% during the third quarter of 2002 as compared to the third quarter of 2001. This decline was due to a 267 basis-point decline in the average rate and a $28,796 or 26% decline in the average balance outstanding. The decline in the average balance is primarily due to the repayment of lines used to fund (and collateralized by)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


investments in real estate and commercial construction loans which were sold. See "Changes in Financial Condition - Obligations Outstanding Under Lines of Credit."

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

      The following table presents the provisions for loan losses for the periods indicated:

                                                       Three Months                Nine Months
                                                  ------------------------    ------------------------
For the periods ended September 30,                  2002          2001          2002          2001
----------------------------------------------    ----------    ----------    ----------    ----------
Loans:
   Single.....................................    $       26    $   (3,770)   $   (2,575)   $    5,248
   family.....................................          (166)           72         5,670           (82)
   Multi-family...............................          (704)        3,264         7,424        12,634
                                                  ----------    ----------    ----------    ----------
   Commercial.................................          (844)         (434)       10,519        17,800
Match funded loans............................           (57)           46            (9)          229
                                                  ----------    ----------    ----------    ----------
                                                  $     (901)   $     (388)   $   10,510    $   18,029
                                                  ==========    ==========    ==========    ==========

      The decline in the provision we recorded on loans during the nine months ended September 30, 2002 as compared to the same period in 2001 is primarily due to sales and resolutions of single family and commercial loans, offset in part by an increase in loss reserves provided on multi-family loans (primarily affordable housing construction) and remaining commercial loans. As indicated in the table below, we have increased our allowance as a percentage of loan value at September 30, 2002. The following table sets forth the allowance for loan losses as a percentage of the respective loan balances at the dates indicated:

                                                                   Allowance
                                          Loan                     as a % of
                                       Allowance      Balance        Loans
                                      -----------   -----------   -----------
September 30, 2002:
Loans:
   Single family ..................   $       157   $     1,467      10.7%
   Multi-family(1) ................         7,623        35,794      21.3%
   Commercial(1) ..................         9,859        83,211      11.8%
                                      -----------   -----------
                                           17,639       120,472      14.6%
Match funded loans ................           162        41,174       0.4%
                                      -----------   -----------
                                      $    17,801   $   161,646      11.0%
                                      ===========   ===========

December 31, 2001:
Loans:
   Single family ..................   $     3,401   $    41,651       8.2%
   Multi-family ...................         2,186        31,239       7.0%
   Commercial .....................         4,827       122,817       3.9%
                                      -----------   -----------
                                           10,414       195,707       5.3%
Match funded loans ................           170        53,123       0.3%
                                      -----------   -----------
                                      $    10,584   $   248,830       4.3%
                                      ===========   ===========

September 30, 2001:
Loans:
   Single family ..................   $     4,073   $    50,121       8.1%
   Multi-family ...................         1,844        36,076       5.1%
   Commercial .....................         8,468       221,544       3.8%
                                      -----------   -----------
Match funded loans ................        14,385       307,741       4.7%
                                              211        60,571       0.3%
                                      -----------   -----------
                                      $    14,596   $   368,312       4.0%
                                      ===========   ===========

(1) The increase in reserves at September 30, 2002 is primarily in response to adverse changes in current market conditions, declines in estimated permanent loan financing proceeds to be received on affordable housing construction loans, and our analysis of other recent events and underlying collateral values.

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

      Non-Interest Income. The following table sets forth the principal components of our non-interest income during the periods indicated:

                                                                               Three Months                Nine Months
                                                                         ------------------------    ------------------------
For the periods ended September 30,                                         2002          2001          2002          2001
----------------------------------------------------------------------   ----------    ----------    ----------    ----------
Servicing and other fees..............................................   $   34,024    $   35,952    $  105,598    $  100,809
Gain (loss) on interest earning assets, net...........................           --        (1,851)       (2,773)       (3,260)
Gain on trading and match funded securities, net......................          944         3,394         3,897        13,133
Loss on real estate owned, net........................................         (337)         (714)      (16,307)       (3,804)
Gain (loss) on other non-interest earning assets, net.................          508          (414)         (333)         (933)
Net operating gains (losses) on investments in real estate............          495        (1,197)       (8,844)        2,068
Amortization of excess of net assets acquired over purchase price.....           --         4,583            --        13,749
Gain (loss) on repurchase of debt.....................................          (35)           --         1,039         3,819
Equity in income (loss) of investment in unconsolidated entities......          115           (84)          146           100
Other income..........................................................        2,312         1,988         9,669         6,471
                                                                         ----------    ----------    ----------    ----------
                                                                         $   38,026    $   41,657    $   92,092    $  132,152
                                                                         ==========    ==========    ==========    ==========

      Servicing and Other Fees. Our servicing and other fees are primarily comprised of fees we earned from investors for servicing mortgage loans (primarily residential) on their behalf. The increase in loan servicing fees is largely due to the growth in residential loans we service for others. The average unpaid principal balance of all loans we serviced amounted to $29,503,115 and $19,411,350 during the three months ended September 30, 2002 and 2001, respectively, and $26,761,093 and $14,991,626 during the nine months ended September 30, 2002 and 2001, respectively. The following table sets forth the principal components of our servicing and other fees for the periods indicated:

                                                                               Three Months                Nine Months
                                                                         ------------------------    ------------------------
For the periods ended September 30,                                         2002          2001          2002          2001
----------------------------------------------------------------------   ----------    ----------    ----------    ----------
Loan servicing and related fees:
Loan servicing fees...................................................   $   37,207    $   29,439    $  105,469    $   79,183
Late charges..........................................................        7,266         6,216        21,300        15,023
Interest on custodial accounts (1)....................................        2,109         2,957         5,845         6,729
Special servicing fees (2)............................................          806         2,053         3,079         6,578
Servicer expenses (3).................................................       (7,213)       (5,009)      (18,971)      (10,446)
Amortization of servicing rights (4)..................................      (15,283)       (8,029)      (39,476)      (19,790)
Other, net............................................................        2,339         2,967         6,854         8,255
                                                                         ----------    ----------    ----------    ----------
                                                                             27,231        30,594        84,100        85,532
Other fees:
Property valuation fees (ORA).........................................        3,242         3,254        10,984         8,362
Default servicing fees................................................        1,052           619         3,464         2,794
Retail banking fees...................................................        1,093           730         3,181         1,717
Other.................................................................        1,406           755         3,869         2,404
                                                                         ----------    ----------    ----------    ----------
                                                                         $   34,024    $   35,952    $  105,598    $  100,809
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

(4) The increase in amortization expense during the 2002 periods reflects an increase in our purchases of rights to service loans for others. See "Changes in Financial Condition - Mortgage Servicing Rights."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


      The following table sets forth loans we serviced at the dates indicated:

                                                       Subprime Loans (1)          Other Loans                  Total
                                                     ----------------------   ----------------------    ----------------------
                                                                     No. of                   No. of                   No. of
                                                        Amount        Loans      Amount        Loans       Amount       Loans
                                                     ------------    ------   ------------    ------    ------------   -------
September 30, 2002:
Performing:
    Residential servicing.........................   $ 26,169,141    286,225  $    977,864    17,016    $ 27,147,005   303,241
    Commercial servicing..........................             --        --        846,252       442         846,252       442
                                                     ------------    ------   ------------    ------    ------------   -------
                                                     $ 26,169,141    286,225  $  1,824,116    17,458    $ 27,993,257   303,683
                                                     ============    =======  ============    ======    ============   =======
Non-performing:
    Residential servicing.........................   $  2,415,615    30,701   $    269,413     4,407    $  2,685,028    35,108
    Commercial servicing..........................             --        --        517,025       238         517,025       238
                                                     ------------    ------   ------------    ------    ------------   -------
                                                     $  2,415,615    30,701   $    786,438     4,645    $  3,202,053    35,346
                                                     ============    ======   ============    ======    ============   =======
Total loans serviced for others:
    Residential servicing.........................   $ 28,584,756    316,926  $  1,247,277    21,423    $ 29,832,033   338,349
    Commercial servicing..........................             --        --      1,363,277       680       1,363,277       680
                                                     ------------    ------   ------------    ------    ------------   -------
                                                     $ 28,584,756    316,926  $  2,610,554    22,103    $ 31,195,310   339,029
                                                     ============    =======  ============    ======    ============   =======

December 31, 2001:
Performing:
    Residential servicing.........................   $ 18,068,542    242,664  $    926,667    18,335    $ 18,995,209   260,999
    Commercial servicing..........................             --        --      1,055,317     1,701       1,055,317     1,701
                                                     ------------    ------   ------------    ------    ------------   -------
                                                     $ 18,068,542    242,664  $  1,981,984    20,036    $ 20,050,526   262,700
                                                     ============    =======  ============    ======    ============   =======
Non-performing:
    Residential servicing.........................   $  2,638,235    35,585   $    318,652     5,068    $  2,956,887    40,653
    Commercial servicing..........................             --        --        156,599       200         156,599       200
                                                     ------------    ------   ------------    ------    ------------   -------
                                                     $  2,638,235    35,585   $    475,251     5,268    $  3,113,486    40,853
                                                     ============    ======   ============    ======    ============   =======
Total loans serviced for others:
    Residential servicing.........................   $ 20,706,777    278,249  $  1,245,319    23,403    $ 21,952,096   301,652
    Commercial servicing..........................             --        --      1,211,916     1,901       1,211,916     1,901
                                                     ------------    ------   ------------    ------    ------------   -------
                                                     $ 20,706,777    278,249  $  2,457,235    25,304    $ 23,164,012   303,553
                                                     ============    =======  ============    ======    ============   =======

(1) Subprime loans represent loans we service that were made by others to borrowers who did not qualify under guidelines of the FNMA and FHLMC ("nonconforming loans").

      Loss on Interest Earning Assets, Net. For the three months ended September 30, 2001, the net loss resulted primarily from losses of $(2,299) on sales of residential discount and subprime loans offset in part by gains of $146 earned on sales of commercial loans. For the nine months ended September 30, 2002, the net loss we incurred on interest-earning assets is primarily comprised of $(2,822) of losses on the sale of residential discount and subprime loans and $(541) of losses from sales of commercial loans. Net loss on interest-earning assets for the nine months ended September 30, 2001 resulted primarily from losses of $(2,485) incurred on sales of commercial loans and losses of $(836) from the sale of residential discount and subprime loans.

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

                                                    Three Months        Nine Months
                                                  ----------------   -----------------
For the periods ended September 30,                2002     2001      2002      2001
------------------------------------------------  -------  -------   -------   -------
Unrealized gain (loss):
  Trading securities............................  $   855  $ 1,470   $  (336)  $ 4,203
  Match funded securities.......................       77      274       350     1,871
                                                  -------  -------   -------   -------
                                                      932    1,744        14     6,074
                                                  -------  -------   -------   -------
Realized gain (loss):
  Trading securities............................       12    1,650     3,883     7,059
  Match funded securities.......................       --       --        --        --
                                                  -------  -------   -------   -------
                                                       12    1,650     3,883     7,059
                                                  -------  -------   -------   -------
                                                  $   944  $ 3,394   $ 3,897   $13,133
                                                  =======  =======   =======   =======

      Loss on Real Estate Owned, Net. The following table sets forth the results of our real estate owned (which does not include investments in real estate that are discussed below), during the periods indicated:

                                                    Three Months       Nine Months
                                                  ----------------   -----------------
For the periods ended September 30,                2002     2001      2002      2001
------------------------------------------------  -------  -------   -------   -------
Gains on sales..................................  $   272  $ 3,109   $ 2,835   $12,632
Provision for losses in fair value..............     (783)  (2,438)  (19,859)  (12,141)
Rental income (carrying costs), net.............      174   (1,385)      717    (4,295)
                                                  -------  --------  -------   -------
Loss on real estate owned, net..................  $  (337) $  (714)  $(16,307) $(3,804)
                                                  ======== ========  ========  =======

      These results reflect a significant decline in the number of properties owned, as well as an increase in reserves on those properties held by us for more than one year. See "Changes in Financial Condition - Real Estate Owned" for additional information regarding real estate owned and related reserves for losses in fair value.

      Net Operating Gains (Losses) on Investments in Real Estate. The following table sets forth the results of our investment in real estate operations during the periods indicated:

                                                    Three Months       Nine Months
                                                  ----------------   -----------------
For the periods ended September 30,                2002     2001      2002      2001
------------------------------------------------  -------  -------   -------   -------
Operating income, net (1).......................  $   534  $ 1,986   $ 2,604   $ 6,255
Equity in earnings (losses) of loans accounted
  for as investments in real estate (2).........      (39)    (139)    3,869       328
Impairment charges (3)..........................       --   (3,044)  (15,317)   (4,515)
                                                  -------  -------   -------   -------
                                                  $   495  $(1,197)  $(8,844)  $ 2,068
                                                  =======  =======   =======   =======

(1) Operating income has declined in 2002 principally because, in the second quarter of 2001, we received past-due rent of approximately $1,600 from a tenant of an office building in Jacksonville, Florida, as a result of a settlement agreement with the tenant. The decline in operating income is also the result of sales during 2002 of three assisted living facilities and a shopping center. See "Changes in Financial Condition - Investments in Real Estate and - Real Estate Held for Sale."

(2) The increase in equity in earnings during 2002 related to certain loans accounted for as investments in real estate is primarily due to the repayment of loans during the first quarter of 2002, which generated significant resolution gains.

(3) In 2002, impairment charges principally represent write-downs totaling $14,549 of the carrying value of our remaining properties held for investment. In 2001, the charges represent the write-down of the carrying value of our investment in properties that were sold in 2002. These changes were recorded to reduce the carrying value of these properties to our estimate of their net realizable values. See "Changes in Financial Condition - Investments in Real Estate and - Real Estate Held for Sale."

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


      Gain (Loss) on Repurchase of Debt. The following table sets forth the components of the net gains resulting from repurchases of our debt securities during the periods indicated:

                                                    Three Months       Nine Months
                                                  ----------------   -----------------
For the periods ended September 30,                2002     2001      2002      2001
------------------------------------------------  -------  -------   -------   -------
Capital Securities:
  Face amount repurchased.......................  $    --  $    --   $ 4,910   $18,371
                                                  =======  =======   =======   =======
  Gain (loss)...................................  $    --  $    --   $ 1,074   $ 3,722
                                                  =======  =======   =======   =======

11.875% Notes due October 1, 2003:
  Face amount repurchased.......................  $ 2,825  $    --   $ 3,550   $ 4,200
                                                  =======  =======   =======   =======
  Gain (loss)...................................  $   (35) $    --   $   (35)  $    97
                                                  =======  =======   =======   =======

Total Debt Repurchases:
  Face amount repurchased.......................  $ 2,825  $    --   $ 8,460   $22,571
                                                  =======  =======   =======   =======
  Net gain (loss)...............................  $   (35) $    --   $ 1,039   $ 3,819
                                                  =======  =======   =======   =======

      Other Income. The following table sets forth the principal components of other income for the periods indicated:

                                                    Three Months       Nine Months
                                                  ----------------   -----------------
For the periods ended September 30,                2002     2001      2002      2001
------------------------------------------------  -------  -------   -------   -------
 Unsecured collections (1)......................  $   973  $    --   $ 3,463   $    --
 Consulting fees (2)............................       --      375     1,398     1,845
 Software revenue (3)...........................      671      496     1,680     1,517
 Commissions (4)................................      480      508     1,732       901
 Other..........................................      188      609     1,396     2,208
                                                  -------  -------   -------   -------
                                                  $ 2,312  $ 1,988   $ 9,669   $ 6,471
                                                  =======  =======   =======   =======

(1) Collections of unsecured receivables were accounted for under the cost recovery method until they had been reduced to zero as of December 31, 2001 through collections and reserves. Collections in 2002 are reported as Other Income.

(2) Consulting fees earned as advisor to Jamaica's Financial Sector Adjustment Company in the resolution or liquidation of non-performing loans and real estate assets.

(3) Software revenues earned by OTX from unaffiliated customers. These amounts exclude revenues earned from other consolidated affiliates of $1,101 and $3,111 for the three and nine months ended September 30, 2002, respectively, which have been eliminated in consolidation. See Note 8 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference.

(4)   Commissions earned from sales of real estate owned properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


      Non-Interest Expense. The following table sets forth the principal components of our non-interest expense during the periods indicated:

                                                        Three Months          Nine Months
                                                    -------------------   -------------------
For the periods ended September 30,                   2002       2001       2002       2001
-------------------------------------------------   --------   --------   --------   --------
 Compensation and employee benefits .............   $ 19,594   $ 21,531   $ 60,375   $ 63,775
 Occupancy and equipment ........................      2,914      3,055      8,959      9,322
 Technology and communication costs .............      6,899      5,675     17,960     21,379
 Loan expenses ..................................      2,437      4,192      9,808     11,262
 Net operating losses on investments in
   affordable housing properties ................        225      4,005     22,135     11,823
 Amortization of excess of purchase price over
   net assets acquired ..........................         --        778         --      2,334
 Professional services and regulatory fees ......      2,573      3,882     10,341     11,632
 Other operating expenses .......................      2,450      1,483      7,040      6,786
                                                    --------   --------   --------   --------
                                                    $ 37,092   $ 44,601   $136,618   $138,313
                                                    ========   ========   ========   ========

      Compensation and Employee Benefits. The following table presents the principal components of compensation and benefits we incurred for the periods indicated:

                                                        Three Months          Nine Months
                                                    -------------------   -------------------
For the periods ended September 30,                   2002       2001       2002       2001
-------------------------------------------------   --------   --------   --------   --------
Salaries (1) ....................................   $ 13,227   $ 14,930   $ 41,074   $ 42,862
Bonuses (2) .....................................      2,171      2,526      6,753      7,090
Payroll taxes ...................................        946      1,050      3,554      3,832
Commissions .....................................        780        718      2,802      2,877
Insurance .......................................        668        610      2,055      2,127
Severance .......................................      1,051        319      1,652      1,232
Contract programmers ............................         68        451        457      1,195
Relocation ......................................        218        412        466        904
Other ...........................................        465        515      1,562      1,656
                                                    --------   --------   --------   --------
                                                    $ 19,594   $ 21,531   $ 60,375   $ 63,775
                                                    ========   ========   ========   ========

(1)   Salaries includes fees paid for the services of temporary employees.

(2) Bonus expense includes compensation related to stock options we granted to employees at an exercise price below fair market value.

            Salary expense has declined during 2002 in spite of an increase in the average number of our employees. This is due in large part to our ongoing globalization initiative to reduce labor costs through the migration of certain functions (primarily in support of our residential servicing business and OTX) to our offices in Bangalore and Mumbai, India, which have an adequate supply of highly skilled and less expensive labor. During the third quarter of 2002, we had an average of 1,813 employees, including an average of 621 in our India offices. For the third quarter of 2001, our total number of employees averaged 1,620 and included an average of 193 employees in our India locations. For the nine month periods, our total number of employees averaged 1,757 during 2002 as compared to 1,465 during 2001.

      Occupancy and Equipment. Occupancy and equipment costs consist principally of rents, depreciation, mail and delivery expenses and other costs of our office operations.

      Technology and Communication Costs. Technology and communication costs consist primarily of depreciation on our computer hardware and software, technology-related consulting fees (primarily OTX), imaging and telephone expenses. Technology costs for the first quarter of 2001 included $4,685 of one-time expense comprised primarily of a $3,185 payment related to the acquisition of Amos, Inc. in 1997. Technology costs for the third quarter of 2002 includes an additional payment of $534 related to this acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


      Loan Expenses. Loan expenses are largely comprised of appraisal fees incurred in connection with property valuation services we provided through ORA, but also includes other expenses incurred in connection with loans we own and those we service for others. The decline in loan expenses during 2002 is primarily the result of a decline in loans we own. See "Changes in Financial Condition - Loans, Net."

      Net Operating Losses on Investments in Affordable Housing Properties. Net operating losses on our investments in affordable housing properties declined by $3,780 during the third quarter of 2002 as compared to the third quarter of 2001. This decline is primarily the result of charges we recorded in the amount of $3,738 during the three months ended September 30, 2001, which represent expected losses from the sale of properties and reflect revisions to completion cost estimates and modifications to projected sales results. These charges amounted to $17,350 and $11,097 during the nine months ended September 30, 2002 and 2001, respectively. Losses for 2002 also include a $3,944 charge to record a discount on a long-term sale of seven properties during the second quarter. We are accreting this discount to income over the term of the related receivable balance, which extends through 2014. See "Changes in Financial Condition - Affordable Housing Properties."

      Professional Services and Regulatory Fees. Professional services and regulatory fees are primarily comprised of non-technology related consulting fees, legal and audit fees and FDIC insurance. The $1,309 decline in professional services and regulatory fees during the third quarter of 2002 as compared to the third quarter of 2001 resulted primarily from a $1,211 decline in consulting fees.

      Other Operating Expenses. Other operating expenses primarily include travel costs, check processing costs, marketing costs, amortization of deferred costs and provisions for uncollectible receivables. Other operating expenses for the third quarter of 2002 included $789 of charges to provide for uncollectible receivables, as compared to $201 for the third quarter of 2001.

      Distributions on Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. Cash distributions on the Capital Securities are payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 10.875%. We recorded $1,529 and $1,663 of distributions to holders of the Capital Securities during the three months ended September 30, 2002 and 2001, respectively, and $4,758 and $5,413 during the nine months ended September 30, 2002 and 2001, respectively. The decline in distributions is the result of repurchases during 2002 and 2001. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 (which is incorporated herein by reference) and "Changes in Financial Condition - Company-Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company."

      Income Tax Expense (Benefit). The following table provides details of our income tax expense (benefit) for the periods indicated:

                                                          Three Months            Nine Months
                                                      --------------------    --------------------
For the periods ended September 30,                     2002        2001        2002        2001
---------------------------------------------------   --------    --------    --------    --------
Income tax expense on loss before taxes and
  effect of change in accounting principle ........   $ (2,276)   $ (8,154)   $(28,156)   $(18,541)
Provision for valuation allowance on current
  year's deferred tax asset .......................      2,276       8,154      29,322      18,541
Provision for valuation allowance on prior
  year's deferred tax asset .......................         --      65,000          --      83,000
                                                      --------    --------    --------    --------
  Income tax expense ..............................         --      65,000       1,166      83,000
Income tax benefit on effect of change in
  accounting principle ............................         --          --      (1,166)         --
                                                      --------    --------    --------    --------

Total income tax expense ..........................   $     --    $ 65,000    $     --    $ 83,000
                                                      ========    ========    ========    ========

      For the three months ended September 30, 2002, our effective tax rate was 0%. Income tax expense includes the effects of tax credits of $599 and $565 during the three months ended September 30, 2002 and 2001, respectively, resulting from our investment in affordable housing properties.

      For the nine months ended September 30, 2002, our effective tax rate was 0%. Income tax expense of $1,166 offsets the benefit of $1,166 related to the effect of the change in accounting principle recorded during the first quarter. Income tax expense includes the effects of tax credits of $2,087 and $1,516 during the nine months ended September 30, 2002 and 2001, respectively, resulting from our investment in affordable housing properties.

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

Changes in Financial Condition

      Trading Securities. The following table sets forth the fair value of our trading securities at the dates indicated:

                                                               September 30,  December 31,
                                                                   2002           2001
                                                               ------------   ------------
Mortgage-related securities:
  Collateralized mortgage obligations (AAA-rated) (1).......   $     50,448   $    161,191
                                                               ============   ============
  Subordinates and residuals (2) (3):
   Single family residential:
     BB-rated subordinates .................................            607            625
     B-rated subordinates ..................................            641            799
     Unrated subordinates ..................................            410          1,008
     Unrated subprime residuals ............................         32,358         60,049
                                                               ------------   ------------
                                                                     34,016         62,481
   Commercial unrated subordinates .........................          2,577          2,577
                                                               ------------   ------------
                                                               $     36,593   $     65,058
                                                               ============   ============

(1) During the nine months ended September 30, 2002, CMO trading securities declined $110,743. This decline was primarily due to $197,505 of maturities and principal repayments offset in part by purchases of $88,938.

(2) During the nine months ended September 30, 2002, subordinate and residual trading securities declined by $28,465. This decline was primarily due to $29,253 of sales.

(3) Subordinate and residual securities at September 30, 2002 and December 31, 2001 included retained interests with a fair value of $1,537 and $25,274, respectively, from securitizations of loans that we completed in prior years.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


      The following table presents information regarding our subordinate and residual trading securities summarized by classification and rating at September 30, 2002:

                                                                                               Anticipated
                                                            Original    Anticipated             Weighted
                                                          Anticipated     Yield to               Average     Prospective
                                                Percent     Yield to    Maturity at             Remaining      Yield at
     Rating/Description (1)       Fair Value     Owned    Maturity (2)  9/30/02 (3)   Coupon     Life (4)    9/30/02 (5)
-------------------------------   ----------    -------   ------------  -----------   ------   -----------   -----------
Single-family residential:
    BB-rated subordinates......   $      607     100.00%     16.80%         7.21%       6.54%     2.75          70.32%
    B-rated subordinates.......          641     100.00      17.46         31.78        6.78      1.84          65.76
    Unrated subordinates.......          410     100.00      15.23         19.69        7.08      0.32         133.01
    Unrated subprime residuals.       32,358     100.00      19.85         27.93        N/A       4.81          56.12
                                  ----------
                                      34,016
Commercial:
    Unrated subordinates.......        2,577      25.00      22.15         12.10        N/A       1.35          14.06
                                  ----------
                                  $   36,593
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

(3) Represents the effective yield based on the purchase price, actual cash flows received from inception until the respective date, and the then current estimate of future cash flows under the assumptions at the respective date. Changes in the September 30, 2002 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and loss assumptions.

(4) Represents the weighted average life based on the September 30, 2002 book value.

(5) Represents the effective yield based on the book value of the investment and the then current estimate of the future cash flows under assumptions at the respective date. Prospective yields are considerably higher than the anticipated yield to maturity because book values have been reduced by impairments recorded on the securities when they were classified as available for sale.


      The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie our subordinate and residual trading securities at September 30, 2002:

Description                         U.K.       California    New Jersey    New York       Texas       Other (1)       Total
-----------                       ---------    ----------    ----------    ---------    ----------    ----------    ----------
Single family residential......   $  94,396    $   34,613    $   31,685    $  28,585    $   26,002    $  175,586    $  390,867
Commercial.....................          --        15,565            --           --            --        42,323        57,888
Multi-family...................          --            --           204           --            --           280           484
                                  ---------    ----------    ----------    ---------    ----------    ----------    ----------
Total .........................   $  94,396    $   50,178    $   31,889    $  28,585    $   26,002    $  218,189    $  449,239
                                  =========    ==========    ==========    =========    ==========    ==========    ==========

Percentage (2).................       21.01%       11.17%          7.10%        6.36%        5.79%        48.57%       100.00%
                                  =========    ==========    ==========    =========    ==========    ==========    ==========

(1) Consists of properties located in 46 other states, none of which aggregated over $19,132 in any one state.

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

      Investments in Real Estate. Our investment in real estate consisted of the following at the dates indicated:

                                                                   September 30,   December 31,
                                                                       2002            2001
                                                                   ------------    ------------
Properties held for investment:
  Office buildings .............................................   $     27,598    $     32,132
  Retail .......................................................          9,026          29,637
  Building improvements ........................................         16,589          17,513
  Tenant improvements and lease commissions ....................          2,723           4,537
  Furniture and fixtures .......................................             30              52
                                                                   ------------    ------------
                                                                         55,966          83,871
  Accumulated depreciation .....................................         (4,998)         (5,327)
                                                                   ------------    ------------
                                                                         50,968          78,544

Nonresidential loans accounted for as investments in real estate          2,147          30,436
                                                                   ------------    ------------

Investment in real estate partnerships .........................          6,867           7,916
                                                                   ------------    ------------
                                                                   $     59,982    $    116,896
                                                                   ============    ============

      Properties Held for Investment. Properties held for investment at September 30, 2002 consisted of one office building (approximately 61% leased) located in Jacksonville, Florida and one shopping center (approximately 66% leased) located in Halifax, Nova Scotia. The $27,576 decline in the aggregate net carrying value of our properties held for investment during 2002 was primarily due to the sale of our shopping center in Bradenton, Florida, which had a carrying value of $19,902, and impairment charges of $14,459 to reduce the properties to our estimate of their net realizable value, offset in part by $8,399 of net capitalized improvements.

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

      Affordable Housing Properties. We invested in multi-family residential projects that have been allocated low-income housing tax credits under Section 42 of the Internal Revenue Code of 1986, as amended, by a state tax credit allocating agency. The carrying values of our investments in affordable housing properties are as follows at the dates indicated:

                                                              September 30,  December 31,
                                                                  2002           2001
                                                              ------------   ------------
Properties subject to sales agreements (1) ................   $     13,230   $     49,893
Properties not yet sold ...................................         19,491         52,176
                                                              ------------   ------------
   Total ..................................................   $     32,721   $    102,069
                                                              ============   ============

(1) These sales agreements have not yet met all the accounting criteria to qualify for sales treatment.

      The decline in the balances during the nine months ended September 30, 2002 was primarily due to sales of projects with a book value of approximately $55,604 and loss provisions of $17,350 ($0 during the third quarter) to reserve for estimated losses from future sales, offset by additional investments in projects under construction of approximately $3,563.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


      The qualified affordable housing projects underlying our investments in low-income housing tax credit interests are geographically located throughout the United States. At September 30, 2002, our largest single investment was $11,305, which relates to a project located in Escondido, Ca.

      Low-income housing tax credit partnerships in which we invest both as a limited and, through a subsidiary, as general partner are presented on a consolidated basis and totaled $29,486 and $73,463 at September 30, 2002 and December 31, 2001, respectively. We recorded a loss from operations after depreciation of $225 and $4,005 for the three months ended September 30, 2002 and 2001, respectively, and $22,135 and $11,823 for the nine months ended September 30, 2002 and 2001, respectively. These losses from operations include provisions to reserve for estimated losses on properties. See "Results of Operations - Non-Interest Expense - Net Operating Losses on Investments in Affordable Housing Properties".



      Loans, Net. Loans declined by $82,460 or 45% during the nine months ended September 30, 2002 as sales, resolutions and foreclosures more than offset originations. Originations in 2002 primarily represent loans we made to facilitate sales of our own assets. Otherwise, we have not originated or acquired any new loans since 2000. The following table sets forth the composition of our loans, net, by portfolio type at the dates indicated:

                                                  September 30,   December 31,
                                                      2002            2001
                                                  ------------    ------------
Discount loan portfolio .......................   $     61,673    $    119,327
Loan portfolio ................................         41,086          64,925
Loans available for sale ......................             74           1,041
                                                  ------------    ------------
                                                  $    102,833    $    185,293
                                                  ============    ============

      Composition of Loans, Net. The following table sets forth the composition of our loans by type of loan at the dates indicated:

                                                  September 30,   December 31,
                                                      2002            2001
                                                  ------------    ------------
Single family residential loans ...............   $      2,025    $     58,118
                                                  ------------    ------------
Multi-family residential loans ................         37,264          33,319
                                                  ------------    ------------
Commercial real estate loans:
   Office buildings ...........................         52,536          56,713
   Hotels .....................................         11,668          38,576
   Retail properties ..........................         27,500          47,492
   Other properties ...........................          1,038             607
                                                  ------------    ------------
                                                        92,742         143,388
                                                  ------------    ------------
Other loans ...................................            200             231
                                                  ------------    ------------
                                                       132,231         235,056
                                                  ------------    ------------
Unaccreted discount and deferred fees:
   Single family residential loans ............           (558)        (16,467)
   Multi-family residential loans .............           (564)           (650)
   Commercial real estate and other loans .....         (9,731)        (19,318)
                                                  ------------    ------------
                                                       (10,853)        (36,435)
                                                  ------------    ------------
                                                       121,378         198,621
Undisbursed loan funds ........................           (906)         (2,914)
Allowance for loan losses .....................        (17,639)        (10,414)
                                                  ------------    ------------
Loans, net ....................................   $    102,833    $    185,293
                                                  ============    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


      Loans are secured by mortgages on property located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing our loans were located at September 30, 2002:

                                                        Commercial
                         Single Family   Multi-Family   Real Estate
                          Residential     Residential    and Other      Total
                         -------------   ------------   -----------  -----------

Wisconsin..............    $     --        $     --      $ 34,122      $ 34,122
New York...............         206              --        25,518        25,724
Connecticut............          75              --        11,705        11,780
New Jersey.............          --           9,943            --         9,943
Florida................          --              --         7,068         7,068
Other (1)..............       1,186          26,757         4,798        32,741
                           --------        --------      --------      --------
  Total................    $  1,467        $ 36,700      $ 83,211      $121,378
                           ========        ========      ========      ========

(1) Consists of properties located in 16 other states, none of which aggregated over $5,787 in any one state.

      Activity in Loans. The following table sets forth our loan activity during the periods indicated:

                                                              Three Months              Nine Months
                                                          ----------------------    ----------------------
For the periods ended September 30,                         2002         2001         2002         2001
-------------------------------------------------------   ---------    ---------    ---------    ---------
Amount:
Balance at beginning of period ........................   $ 122,009    $ 388,498    $ 185,293    $ 640,052
Originations (1):
  Single-family residential loans .....................         118           --          997           --
  Multi-family residential loans ......................       1,146           --       10,647           --
  Commercial real estate loans and other ..............          --          305        7,068       14,264
                                                          ---------    ---------    ---------    ---------
                                                              1,264          305       18,712       14,264
                                                          ---------    ---------    ---------    ---------
Resolutions and repayments (2) ........................     (19,796)     (21,823)     (41,488)     (90,231)
Loans transferred to real estate owned ................      (2,864)     (18,543)     (16,079)     (84,095)
Sales .................................................          --      (92,777)     (64,002)    (263,614)
Decrease (increase) in undisbursed loan proceeds.......         246        1,357        2,008        6,300
Decrease in discount and deferred fees ................       1,083       33,855       25,614       73,536
(Increase) decrease in allowance for loan losses ......         891        3,299       (7,225)      (2,041)
                                                          ---------    ---------    ---------    ---------
Balance at end of period ..............................   $ 102,833    $ 294,171    $ 102,833    $ 294,171
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


      The following table sets forth certain information relating to our non-performing loans at the dates indicated:

                                                  September 30,   December 31,
                                                      2002             2001
                                                  ------------    ------------
Non-performing loans (1):
 Single family residential loans ............     $      1,326    $     32,430
 Multi-family residential loans .............           23,938          23,637
 Commercial real estate and other ...........           26,203          38,240
                                                  ------------    ------------
  Total .....................................     $     51,467    $     94,307
                                                  ============    ============

Non-performing loans as a percentage of (1):
 Total loans (2) ............................           42.72%          48.19%
 Total assets ...............................            3.76%           5.51%

Allowance for loan losses as a percentage of:
 Total loans (2) ............................           14.64%           5.32%
 Non-performing loans (1) ...................           34.27%          11.04%

(1) Loans that are contractually past due 90 days or more in accordance with the original terms of the loan agreement.

(2) Total loans are net of unaccreted discount, unamortized deferred fees and undisbursed loan funds.

      See "Changes in Financial Condition - Allowance for Loan Losses" below for additional information regarding the allowance for loan losses.

      Match Funded Assets. Match funded assets are comprised of the following at the dates indicated:

                                                      September 30,   December 31,
                                                          2002            2001
                                                      ------------    ------------
Single family residential loans (1) ...............   $     41,174    $     53,123
Allowance for loan losses .........................           (162)           (170)
                                                      ------------    ------------
 Match funded loans, net ..........................         41,012          52,953
                                                      ------------    ------------

Match funded securities ...........................         11,802          19,435
                                                      ------------    ------------

Match funded advances on loans serviced for others:
 Principal and interest ...........................         59,977          65,705
 Taxes and insurance ..............................         27,459          21,900
 Other ............................................         13,702          14,358
                                                      ------------    ------------
                                                           101,138         101,963
                                                      ------------    ------------
                                                      $    153,952    $    174,351
                                                      ============    ============

(1) Includes $3,160 and $4,405 of non-performing loans at September 30, 2002 and December 31, 2001, respectively.

      Match funded loans were securitized and transferred by OAC to a real estate mortgage investment conduit on November 13, 1998. The transfer did not qualify as a sale for accounting purposes. Accordingly, we recorded the proceeds that we received from the transfer as a liability (bonds-match funded agreements). The $11,941 decline in the balance during the first nine months of 2002 was largely due to repayment of loan principal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


      The match funded loans are secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing our loans were located at September 30, 2002:


Michigan.........................................................   $     6,688
Texas............................................................         3,542
California.......................................................         3,432
Massachusetts....................................................         2,550
Florida..........................................................         2,508
Other (1)........................................................        22,454
                                                                    -----------
Total............................................................   $    41,174
                                                                    ===========

(1) Consists of properties located in 37 other states, none of which aggregated over $2,175 in any one state.

      Match funded securities resulted from our transfer of four unrated residual securities to a trust on December 16, 1999 in exchange for non-recourse notes. The transfer did not qualify as a sale for accounting purposes. Accordingly, we reported the amount of proceeds we received from the transfer as a secured borrowing with pledge of collateral (bonds-match funded agreements). The decline of $7,633 in the balance during the first nine months of 2002 was primarily due to principal repayments.

      The following table presents information regarding our match funded securities at September 30, 2002:

                                                                                                   Anticipated
                                                                Original   Anticipated              Weighted
                                                              Anticipated    Yield to                Average     Prospective
                                                                Yield to   Maturity at              Remaining      Yield at
                                 Fair Value   Percent Owned     Maturity   6/30/02 (1)   Coupon      Life(2)       6/30/02
                                ------------  -------------   -----------  -----------  ---------  ------------  -----------
Unrated residuals..............   $ 11,802       100.00%          17.04%       3.18%        N/A       5.75          13.99%

N/A - Not Available

(1) Changes in the September 30, 2002 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and, to a lesser extent, loss assumptions.

(2) Equals the weighted average duration based on the September 30, 2002 book value.

      The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie our match-funded securities at September 30, 2002:

Description                      California     Florida     Illinois      New York       Oregon      Other (1)       Total
-----------                      ----------    ---------    ---------    ----------     ---------    ----------    ----------
Single family residential.....   $   30,848    $  24,922    $  10,427    $    9,225     $   8,458    $  124,336    $  208,216
Multi-family..................        1,087          312          480           598            --         3,265         5,742
                                 ----------    ---------    ---------    ----------     ---------    ----------    ----------
Total ........................   $   31,935    $  25,234    $  10,907    $    9,823     $   8,458    $  127,601    $  213,958
                                 ==========    =========    =========    ==========     =========    ==========    ==========

Percentage (2)................       14.93%       11.79%        5.10%         4.59%         3.95%        59.64%       100.00%
                                 ==========    =========    =========    ==========     =========    ==========    ==========

(1) Consists of properties located in 44 other states, none of which aggregated over $7,948 in any one state.

(2) Based on a percentage of the total unpaid principal balance of the underlying loans.

      Match funded advances on loans serviced for others resulted from our transfer of certain residential loan servicing related advances to a third party in exchange for cash beginning in 2001. The original and subsequent transfers did not qualify as a sale for accounting purposes. Accordingly, we report the amount of proceeds we received from the transfers as a secured borrowing with pledge of collateral (bonds-match funded agreements.) See "Bonds-Match Funded Agreements."

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

      The following table sets forth the breakdown of the allowance for loan losses on our loans and match funded loans by loan category and the percentage of allowance and loans in each category to totals in the respective portfolios at the dates indicated:

                                         September 30, 2002                                 December 31, 2001
                          ---------------------------------------------      ---------------------------------------------
                                Allowance               Loan Balance               Allowance               Loan Balance
                          ---------------------    --------------------      --------------------    ---------------------
                            Amount     Percent      Amount      Percent       Amount      Percent      Amount      Percent
                          ---------    --------    ---------   --------      ---------   --------    ---------    --------
Loans:
   Single family......... $     157         0.9%   $   1,467        1.2%     $   3,401       32.7%   $  41,651        21.3%
   Multi-family..........     7,623        43.2%      35,794       29.7%         2,186       21.0       31,239        16.0
   Commercial real estate
     and other...........     9,859        55.9%      83,211       69.1%         4,827       46.3      122,817        62.7
                          ---------    --------    ---------   --------      ---------   --------    ---------    --------
                          $  17,639       100.0%   $ 120,472      100.0%     $  10,414      100.0%   $ 195,707       100.0%
                          =========    ========    =========   ========      =========   ========    =========    ========

Match funded loans:
   Single family.......   $     162       100.0%   $  41,174      100.0%     $     170      100.0%   $  53,123       100.0%
                          =========    ========    =========   ========      =========   ========    =========    ========

     The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict use of the allowance to absorb losses in any other category.

     The following table sets forth an analysis of activity in the allowance for loan losses relating to our loans and match funded loans during the nine months ended September 30, 2002:

                                                    Balance                                                        Balance
                                                  December 31,                                                  September 30,
                                                     2001         Provision      Charge-offs      Recoveries         2002
                                                  ------------    ----------     -----------      ----------    -------------
Loans:
   Single family.............................      $    3,401     $   (2,575)     $     (948)     $      279      $      157
   Multi-family..............................           2,186          5,670            (233)             --           7,623
   Commercial real estate and other..........           4,827          7,424          (2,552)            160           9,859
                                                   ----------     ----------      ----------      ----------      ----------
                                                   $   10,414     $   10,519      $   (3,733)     $      439      $   17,639
                                                   ==========     ==========      ==========      ==========      ==========

Match funded loans:
   Single family.............................      $      170     $       (9)     $       --      $        1      $      162
                                                   ==========     ==========      ==========      ==========      ==========

      Real Estate Owned, Net. Real estate owned consists almost entirely of properties acquired by foreclosure or deed-in-lieu thereof on loans in our discount loan portfolio. The carrying value of our real estate owned declined by $45,033 or 41% during the nine months ended September 30, 2002 as sales more than offset foreclosures. The absence of loan acquisitions since 2000 is the principal reason for the decline in foreclosures.

      The following table sets forth the composition of our real estate owned at the dates indicated:

                                                September 30,  December 31,
                                                    2002           2001
                                                ------------   ------------
Single family residential ...................   $      3,140   $     16,424
Commercial real estate ......................         62,292         94,041
                                                ------------   ------------
  Total .....................................   $     65,432   $    110,465
                                                ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


      The following table sets forth certain geographical information by type of property at September 30, 2002 related to our real estate owned:

                                           Single Family  Residential     Commercial Real Estate              Total
                                           --------------------------    ------------------------    ------------------------
                                                             No. of                      No. of                      No. of
                                              Amount       Properties      Amount      Properties      Amount      Properties
                                           -------------  -----------    ----------    ----------    ----------    ----------
Florida.................................     $      --            --      $  41,569            2      $  41,569            2
Michigan................................           259             6         18,612            1         18,871            7
Washington..............................            --            --          1,575            1          1,575            1
Pennsylvania............................           697            17             --           --            697           17
California..............................           127             1            536            1            663            2
Other (1)...............................         2,057            64             --           --          2,057           64
                                             ---------      --------      ---------     --------      ---------     --------
   Total................................     $   3,140            88      $  62,292            5      $  65,432           93
                                             =========      ========      =========     ========      =========     ========

(1) Consists of properties located in 26 other states, none of which aggregated over $502 in any one state.

      The following tables set forth the activity in the real estate owned during the periods indicated:

                                                                               Three Months                Nine Months
                                                                          -----------------------     -----------------------
For the periods ended September 30,                                         2002          2001          2002          2001
----------------------------------------------------------------------    ---------     ---------     ---------     ---------
Amount:
Balance at beginning of period........................................    $  84,101     $ 129,042     $ 110,465     $ 146,419
Properties acquired through foreclosure or deed-in-lieu thereof:
  Loans...............................................................        2,864        18,543        16,079        84,095
  Less discount transferred...........................................         (901)       (7,271)       (6,755)      (32,283)
  Add advances transferred............................................           43           982           254         6,390
                                                                          ---------     ---------     ---------     ---------
                                                                             86,107       141,296       120,043       204,621
                                                                          ---------     ---------     ---------     ---------
Capital improvements..................................................          493         4,244         2,085        11,490
Sales.................................................................      (27,181)      (23,696)      (48,038)      (96,608)
Decrease (increase) in valuation allowance............................        6,013            21        (8,658)        2,362
                                                                          ---------     ---------     ---------     ---------
Balance at end of period..............................................    $  65,432     $ 121,865     $  65,432     $ 121,865
                                                                          =========     =========     =========     =========

                                                                               Three Months                Nine Months
                                                                          -----------------------     -----------------------
For the periods ended September 30,                                         2002          2001          2002          2001
----------------------------------------------------------------------    ---------     ---------     ---------     ---------
Number of Properties:
Balance at beginning of period........................................          132           743           389         1,298
Properties acquired through foreclosure or deed-in-lieu thereof.......            3           127            22           690
Sales.................................................................          (41)         (333)         (317)       (1,451)
                                                                          ---------     ---------     ---------     ---------
Balance at end of period..............................................           94           537            94           537
                                                                          =========     =========     =========     =========

      The following table sets forth the amount of time that we had held our real estate owned at the dates indicated:

                                                  September 30,    December 31,
                                                      2002             2001
                                                  ------------     ------------
One to two months.............................    $         --     $      2,251
Three to four months..........................              --            1,655
Five to seven months..........................              --            2,244
Seven to 12 months............................             758           27,422
Over 12 months (1)............................          64,674           76,893
                                                  ------------     ------------
                                                  $     65,432     $    110,465
                                                  ============     ============

(1) Real estate owned that we have held in excess of one year includes 5 commercial properties with a carrying value of $62,292 at September 30, 2002, including a large retail property with a carrying value of $41,003. These properties are being repositioned for sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


      We actively manage our real estate owned. Sales of real estate owned resulted in losses, net of the provision for loss in fair value, of $(511) during the three months ended September 30, 2002 as compared to net gains of $671 during the same period of the prior year. For the nine month periods, net losses from sales were $(17,024) for 2002 as compared to net gains of $491 for 2001. The average period during which we held our real estate owned, which was sold during the three months ended September 30, 2002 and 2001, was 17 and 16 months, respectively. For sales that occurred during the nine months ended September 30, 2002 and 2001, the average holding period was 12 and 8 months, respectively.

      The following table sets forth the activity, in aggregate, in the valuation allowances on real estate owned during the periods indicated:

                                                                                     Three Months                 Nine Months
                                                                                ----------------------      ----------------------
For the periods ended September 30,                                               2002          2001          2002          2001
---------------------------------------------------------------------------     --------      --------      --------      --------
Balance at beginning of period.............................................     $ 33,769      $ 15,801      $ 19,098      $ 18,142
Provisions for losses .....................................................          782         2,438        19,858        12,141
Charge-offs and sales......................................................       (6,795)       (2,459)      (11,200)      (14,503)
                                                                                --------      --------      --------      --------
Balance at end of period...................................................     $ 27,756      $ 15,780      $ 27,756      $ 15,780
                                                                                ========      ========      ========      ========

Valuation allowance as a percentage of total gross real estate owned (1)...        29.78%        11.46%

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

      Advances on Loans and Loans Serviced for Others. Advances related to loan portfolios and loans serviced for others consisted of the following at the dates indicated:

                                                   September 30,  December 31,
                                                       2002           2001
                                                   ------------   ------------
Loan portfolios:
   Taxes and insurance .........................   $        157   $      2,214
   Other .......................................            595          4,135
                                                   ------------   ------------
                                                            752          6,349
                                                   ------------   ------------
Loans serviced for others:
   Principal and interest ......................         79,405        107,319
   Taxes and insurance .........................        103,608         99,972
   Other .......................................         90,002         69,543
                                                   ------------   ------------
                                                        273,015        276,834
                                                   ------------   ------------
                                                   $    273,767   $    283,183
                                                   ============   ============

      Mortgage Servicing Rights. The unamortized balance of our mortgage servicing rights is predominantly residential and increased by $66,650 during the nine months ended September 30, 2002. The following table sets forth the activity in our mortgage servicing rights during the periods indicated:

                                                                                Three Months                Nine Months
                                                                           ----------------------      ----------------------
For the periods ended September 30,                                          2002          2001          2002          2001
----------------------------------------------------------------------     --------      --------      --------      --------
Balance at beginning of period........................................     $133,677      $ 82,928      $101,107      $ 51,426
Purchases (1) ........................................................       49,363        15,469       106,360        58,732
Amortization .........................................................      (15,283)       (8,029)      (39,476)      (19,790)
Other.................................................................           --            --          (234)           --
                                                                           --------      --------      --------      --------
Balance at end of period..............................................     $167,757      $ 90,368      $167,757      $ 90,368
                                                                           ========      ========      ========      ========

(1) Purchases during 2002 were residential, and $45,709 were acquired under flow agreements with the third party lenders whereby we have committed to purchase newly originated mortgage servicing rights up to an agreed upon amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


      Deposits. The following table sets forth information related to our deposits at the dates indicated:

                                                                       September 30, 2002              December 31, 2001
                                                                   --------------------------      -------------------------
                                                                                   % of Total                     % of Total
                                                                     Amount         Deposits         Amount        Deposits
                                                                   -----------    -----------      -----------   -----------
Non-interest bearing checking accounts.........................    $     5,181            1.1%     $     5,624           0.9%
NOW and money market checking accounts.........................         16,295            3.6           15,479           2.4
Savings accounts...............................................          1,603            0.4            1,287           0.2
                                                                   -----------    -----------      -----------   -----------
                                                                        23,079            5.1           22,390           3.5
                                                                   -----------                     -----------
Certificates of deposit........................................        432,534                         636,037
Unamortized deferred fees......................................           (801)                         (1,549)
                                                                   -----------                     -----------
Total certificates of deposit (1)..............................        431,733           94.9          634,488          96.5
                                                                   -----------    -----------      -----------   -----------
   Total deposits..............................................    $   454,812          100.0%     $   656,878         100.0%
                                                                   ===========    ===========      ===========   ===========

(1) Certificates of deposit included $248,052 and $484,698 at September 30, 2002 and December 31, 2001, respectively, of deposits originated through national, regional and local investment banking firms that solicit deposits from their customers, all of which are non-cancelable. Certificates of deposit with a face value of $18,194, which carry an interest rate of 6% and mature December 16, 2008, are callable on their semiannual interest payment dates with thirty days notice.

      At September 30, 2002 and December 31, 2001, certificates of deposit with outstanding balances of $100 or more amounted to $111,687 and $82,771, respectively. Of the $111,687 of certificates of deposits with balances of $100 or more at September 30, 2002, $18,514 were from political subdivisions in New Jersey and secured or collateralized as required under state law. The remaining time until maturity of certificates of deposit with balances of $100 or more as of September 30, 2002 is as follows:

Matures within three months........................................   $  40,689
Matures after three through six months.............................      18,692
Matures after six through twelve months............................      40,314
Matures after twelve months........................................      11,992
                                                                      ---------
                                                                      $ 111,687
                                                                      =========

      Escrow Deposits on Loans and Loans Serviced for Others. Escrow deposits on our loans and loans we serviced for others amounted to $106,430 and $73,565 at September 30, 2002 and December 31, 2001, respectively. The balance consisted principally of custodial deposit balances representing collections we received from borrowers for the payment of taxes and insurance premiums on mortgage properties underlying loans we serviced for others. The balance increased during 2002 principally because of an increase in loans we serviced for others. See "Results of Operations - Non-Interest Income - Servicing and Other Fees."

      Bonds-Match Funded Agreements. Bonds-match funded agreements were comprised of the following at the dates indicated:

                                                                                               September 30,    December 31,
Collateral (Interest Rate)                                                                        2002              2001
----------------------------------------------------------------------------------------       ------------     ------------
Single family loans (LIBOR plus 65 basis points) (1)....................................       $     18,200     $     24,005
Single family loans (LIBOR plus 70 basis points (1).....................................             16,599           22,140
Unrated residual securities (9.50%) (1).................................................             11,802           18,997
Advances on loans serviced for others (LIBOR plus 160 basis points) (2).................             95,419           91,766
                                                                                               ------------     ------------
                                                                                               $    142,020     $    156,908
                                                                                               ============     ============

(1) The decline in the balance outstanding during the nine months ended September 30, 2002 was due to principal repayments, offset by amortization of discount.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


      Obligations Outstanding Under Lines of Credit. We have obtained secured line of credit arrangements from unaffiliated financial institutions as follows at the dates indicated:

                                              Balance      Amount of     Committed      Maturity
                Collateral                  Outstanding     Facility       Amount         Date             Interest Rate(1)
-----------------------------------------  -------------  ------------  ------------  -------------  -----------------------------
September 30, 2002:
   Advances on loans serviced for others     $   92,567    $  100,000    $  100,000     April 2003    LIBOR + 200 basis points
                                             ==========    ==========    ==========

December 31, 2001:
   Real estate investments and commercial
     loans...............................   $    32,463    $  200,000    $  115,580   September 2002  LIBOR + 240 basis points

   Advances on loans serviced for others         51,841       100,000        51,841    October 2002   LIBOR + 200 basis points
                                             ----------    ----------    ----------
                                             $   84,304    $  300,000    $  167,421
                                             ==========    ==========    ==========

(1) 1-month LIBOR was 1.81% and 1.87% at September 30, 2002 and December 31, 2001, respectively.

      Notes, Debentures and Other Interest-Bearing Obligations. Notes, debentures and other interest-bearing obligations mature as follows:

                                                                        September 30,     December 31,
                                                                            2002              2001
                                                                        ------------      ------------
2003:
11.875% Notes due October 1 (1)...................................       $    83,475       $    87,025
Loan due September 30 (LIBOR plus 250 basis-points)...............             4,235                --
2004:
Loan due May 24 (LIBOR plus 250 basis points).....................                --             6,235
2005:
12% Subordinated Debentures due September 15 (2)..................            67,000            67,000
11.5% Redeemable Notes due July 1 (3).............................                45                45
                                                                         -----------       -----------
                                                                         $   154,755       $   160,305
                                                                         ===========       ===========

(1) On November 26, 2002 OCN will exercise its redemption option and call $40,000 of these notes at a price of 102.969%.

(2) On November 26, 2002 the Bank will exercise its redemption option and call $33,500 of these debentures at a price of 102.667%.

(3) On November 5, 2002 OAC exercised its redemption option and called the remaining balance of these notes at a price of 105.75%.

      The $3,550 decline in the balance of the 11.875% Notes during the nine months ended September 30, 2002 is due to repurchases in the open market. See "Results of Operations - Gain (Loss) on Repurchases of Debt." In connection with the sale of three assisted living facilities during the three months ended September 30, 2002, we repaid the loan due May 24, 2004 and entered into a new loan due September 30, 2003. The new loan is secured by the loan for $9,153 that we made to facilitate the sale of the assisted living facilities. See "Changes in Financial Condition - Loans, Net" and "- Real Estate Held for Sale."

      Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. The outstanding balance of the 10.875% Capital Securities due August 1, 2027 of $56,249 at September 30, 2002, declined $4,910 from December 31, 2001. During the second quarter of 2002, we repurchased $4,910 of Capital Securities in the open market for a gain of $1,074. See Note 4 to the Interim Consolidated Financial Statements included in Item 1 hereof (which is incorporated herein by reference).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


      Minority Interest in Subsidiary. Minority interest of $1,625 at September 30, 2002, represents the investment by others in GSS, which we formed during the third quarter of 2002 to establish, license and operate distressed asset management servicing companies in various countries around the world. The minority interest represents 37% of the investment in these companies as of September 30, 2002.

      Stockholders' Equity. Stockholders' equity decreased $58,452 or 15% during the nine months ended September 30, 2002. The decrease was primarily due to the net loss of $(58,697) for the first nine months of 2002. See Consolidated Statements of Changes in Stockholders' Equity of the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference).

Liquidity, Commitments and Off-Balance Sheet Risks

      Our primary sources of funds for liquidity are:

      o   Deposits                       o   Maturities and payments received
                                             on loans, securities and advances
      o   FHLB advances
                                         o   Proceeds from sales of assets
      o   Securities sold under
          agreements to repurchase       o   Servicing fees

      o   Lines of credit

      o   Match funded debt

      At September 30, 2002, we were eligible to borrow up to an aggregate of $43,775 from the FHLB of New York (based on the availability of acceptable collateral) but had no such borrowings as of September 30, 2002. At September 30, 2002, we also had contractual relationships with eleven brokerage firms and the FHLB of New York pursuant to which we could obtain funds from securities sales under agreements to repurchase. In addition, under a match funding agreement that we entered into on December 20, 2001, we were eligible to sell advances on loans serviced for others up to a maximum debt balance of $200,000 at any one time. At September 30, 2002, we had $95,419 of bonds-match funded agreements outstanding under this facility, which is expected to mature in December 2003. The sales of advances did not qualify as sales for accounting purposes; therefore, we report them as secured borrowings with pledges of collateral. We will account for additional sales under this facility in the same manner. At September 30, 2002, we also had $257,257 of unrestricted cash and cash equivalents and $27,745 of short duration CMOs that we could use to secure additional borrowings. We had no outstanding FHLB advances or securities sold under agreements to repurchase from the FHLB at September 30, 2002.

      We continuously monitor our liquidity position and ongoing funding requirements. Among the risks and challenges associated with our funding activities are the following:

o At this time we do not intend to utilize brokered certificates of deposit, a significant portion of which mature during 2002 and 2003, as a source of funding in the foreseeable future.

o Scheduled maturities of all certificates of deposit for the 12 months ending September 30, 2003, the 12 months ended September 30, 2004 and thereafter amount to $268,359, $94,304 and $69,070, respectively.

o  Expiration of existing collateralized line of credit in April 2003.

o Expected maturity of match funded facility in December 2003, as discussed above.

o  Maturity of notes and loans in September and October 2003 totaling $47,710.

o Potential extension of resolution and sale timelines for non-core assets in the current weak economic environment.

o  Ongoing cash requirements to fund operations of our holding company and OTX.

o Cash requirements to fund our acquisition of additional servicing rights and related advances, as well as the need to fund the unfinanced portion of our existing servicing advances.

      We believe that our existing sources of liquidity, including internally generated funds, will be adequate to fund our planned activities for the foreseeable future, although there can be no assurances in this regard. We continue to evaluate other sources of liquidity, such as lines of credit from unaffiliated parties, match funded debt and other secured borrowings. We may also seek to extend the maturity dates on existing obligations, although there can be no assurances in this regard.

      Our operating activities provided $220,568 and $96,800 of cash flows during the nine months ended September 30, 2002 and 2001, respectively. Cash flows were provided primarily by proceeds from the sale of trading securities and maturities and principal repayments received thereon. The increase in net cash flows provided by operating activities during the nine months ended September 30, 2002 as compared to the same period of the prior year, was due primarily to the decrease in cash used to fund advances and match funded advances on loans serviced by others offset by the decrease in cash provided by trading securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share data)

--------------------------------------------------------------------------------


      Our investing activities provided cash flows totaling $58,535 and $345,479 during the nine months ended September 30, 2002 and 2001, respectively. During these periods, cash flows from investing activities were used primarily to purchase mortgage servicing rights, fund commitments for loans, make capital improvements to real estate and purchase equipment. Cash flows from investing activities were provided primarily by proceeds from sales of and principal payments received on loans and proceeds from sales of real estate. The decrease in net cash provided by investing activities during the nine months ended September 30, 2002 as compared to the same period of the prior year was due primarily to declines in proceeds from the sales of loans and real estate and principal payments on loans.

      Our financing activities used cash flows of $(264,076) and $(267,279) during the nine months ended September 30, 2002 and 2001, respectively. Cash flows from financing activities were primarily utilized to repay maturing deposits. The decline in the amount of maturing deposits during 2002 was offset by repayments of securities sold under agreements to repurchase and a decline in proceeds from lines of credit.

      The Bank was previously required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. government, federal agency and other investments having maturities of five years or less (not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less). Effective July 18, 2001 the OTS issued a final rule eliminating the 4% liquidity requirement. However, the rule continues to require that savings associations maintain sufficient liquidity to ensure their safe and sound operation.

      At September 30, 2002, we had commitments of $906 related to the funding of construction loans. Our management believes that we have adequate resources to fund all such unfunded commitments to the extent required and that substantially all of such unfunded commitments will be funded during 2002. See
Note 9 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference).

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

      The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2002. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except:

      o Adjustable-rate loans, performing discount loans and securities are included in the period in which they are first scheduled to adjust and not in the period in which they mature,

      o Fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model that we use and empirical data,

      o Non-performing discount loans reflect the estimated timing of resolutions that result in repayment to us,

      o NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on our detailed studies of each such category of deposit and

      o Escrow deposits and other non-interest bearing checking accounts, which amounted to $111,611 at September 30, 2002, are excluded.

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

                                                                               September 30, 2002
                                                     ------------------------------------------------------------------------
                                                                      Four to       More Than
                                                     Within Three      Twelve      One Year to    Three Years
                                                        Months         Months      Three Years      and Over        Total
                                                     ------------   ------------   ------------   ------------   ------------
Rate-Sensitive Assets:
  Interest-earning deposits......................    $     43,883   $         --   $         --   $         --   $     43,883
  Federal funds sold and repurchase agreements...         220,000             --             --             --        220,000
  Trading securities.............................          29,978         25,441         10,869         20,753         87,041
  Loans, net (1).................................          48,963         16,440         37,344             86        102,833
  Investment securities, net.....................           4,260             --             --             --          4,260
  Match funded loans and securities (1)..........           5,512         21,328         10,251         15,723         52,814
                                                     ------------   ------------   ------------   ------------   ------------
   Total rate-sensitive assets...................         352,596         63,209         58,464         36,562        510,831
                                                     ------------   ------------   ------------   ------------   ------------
Rate-Sensitive Liabilities:
  NOW and money market checking deposits.........          14,700            183            392          1,020         16,295
  Savings deposits...............................             113            230            454            806          1,603
  Certificates of deposit........................          96,510        171,848        134,175         29,200        431,733
                                                     ------------   ------------   ------------   ------------   ------------
  Total interest-bearing deposits................         111,323        172,261        135,021         31,026        449,631
  Bond-match funded loan agreements..............         133,327          4,910          3,783             --        142,020
  Obligations outstanding under lines of credit..          92,567             --             --             --         92,567
  Notes, debentures and other....................           4,235             --        150,520             --        154,755
                                                     ------------   ------------   ------------   ------------   ------------
   Total rate-sensitive liabilities..............         341,452        177,171        289,324         31,026        838,973
                                                     ------------   ------------   ------------   ------------   ------------
Interest rate sensitivity gap excluding financial
  instruments....................................          11,144       (113,962)      (230,860)         5,536       (328,142)
Financial Instruments:
Interest rate caps...............................              --             --              1             --              1
Interest rate floors.............................              --             --            722             --            722
                                                    -------------  -------------   ------------  -------------   ------------
Total rate-sensitive financial instruments.......              --             --            723             --            723
                                                    -------------  -------------   ------------  -------------   ------------
Interest rate sensitivity gap including financial
  instruments....................................    $     11,144   $   (113,962)  $   (230,137)  $      5,536   $   (327,419)
                                                     ============   ============   ============   ============   ============
Cumulative interest rate sensitivity gap.........    $     11,144   $   (102,818)  $   (332,955)  $   (327,419)
                                                     ============   ============   ============   ============
Cumulative interest rate sensitivity gap as a
  percentage of total rate-sensitive assets......           2.18%        (20.13)%       (65.18)%       (64.10)%

(1)   Balances have not been reduced for non-performing loans.

      We have experienced an increasingly large negative interest rate sensitivity gap in recent years. This change has been the result of both our acquisition of OAC and our change in strategic focus away from capital-intensive businesses and into fee-based sources of income. The result has been an increase in the relative amount of noninterest-earning assets, such as real estate assets and loan servicing assets that are funded by interest-bearing liabilities. Consequently, the amount of the negative interest rate sensitivity gap may continue to increase as we continue the transition to fee-based businesses.

      The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates and hypothetical interest rate scenarios. An institution's NPV Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in that scenario by the present value of the institution's assets in that same scenario. The hypothetical scenarios are represented by immediate, permanent, parallel movements (shocks) in the term structure of interest rates of plus and minus 100, 200 and 300 basis points from the actual term structure observed at quarter end. The current NPV Ratio for each of the seven rate scenarios and the corresponding limits approved by OCN's Board of Directors, and as applied to OCN, are as follows at September 30, 2002:

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        (Dollars in thousands)
--------------------------------------------------------------------------------


                                    Board Limits                  Current
Rate Shock in basis points      (minimum NPV Ratios)            NPV Ratios
--------------------------  ----------------------------  ----------------------
           +300                         5.00%                      27.13%
           +200                         6.00%                      26.98%
           +100                         7.00%                      26.81%
             0                          8.00%                      26.71%
           -100                         7.00%                      26.70%
           -200                         6.00%                      26.72%
           -300                         5.00%                      26.87%


      The Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and NPV and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by OCN's Board of Directors, and as applied to OCN. The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with loans and securities are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the assets. When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. The base interest rate scenario assumes interest rates at September 30, 2002. Actual results could differ significantly from the OCN results estimated in the following table:

                                             Estimated Changes in
                            ----------------------------------------------------
Rate Shock in basis points          Net Interest                     NPV
--------------------------  ---------------------------  -----------------------
           +300                          4.38%                       0.07%
           +200                          2.92%                      (0.01)%
           +100                          1.46%                      (0.13)%
             0                            --%                         --%
           -100                         (1.46)%                      0.53%
           -200                         (2.92)%                      1.12%
           -300                         (4.38)%                      2.13%

      The Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. These techniques include interest rate exchange or "swap" agreements, interest rate caps and floors and foreign currency futures contracts.

      Interest Rate Risk Management. We have purchased amortizing caps and floors to hedge our interest rate exposure relating to match funded loans and securities. Those caps and floors had an aggregate notional amount of $115,190 and $31,518, respectively, at September 30, 2002, as compared with an aggregate notional amount of $125,933 and $34,100, respectively, at December 31, 2001.

      See the "Interest Rate Management" section of Note 5 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference) for additional disclosures regarding our interest rate derivative financial instruments.

      Foreign Currency Exchange Rate Risk Management. We have entered into foreign currency futures to hedge our investments in foreign subsidiaries that own the shopping center located in Halifax, Nova Scotia and residual interests backed by residential loans originated in the UK.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        (Dollars in thousands)
--------------------------------------------------------------------------------


      Our hedges, the related investments in foreign subsidiaries, and the net exposures as of September 30, 2002 and December 31, 2001 were as follows:

                                         Investment      Hedge    Net Exposure
                                         ----------   ----------  ------------
September 30, 2002:
UK residuals .........................   $   27,653   $   26,253   $    1,400
Nova Scotia Shopping Center ..........   $   12,398   $    7,182   $    5,216

December 31, 2001:
UK residuals .........................   $   25,535   $   24,754   $      781
Nova Scotia Shopping Center ..........   $   21,648   $   21,691   $      (43)

      The net exposures are subject to gain or loss if foreign currency exchange rates fluctuate. See the "Foreign Currency Management" section of Note 5 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference) for additional disclosures regarding our foreign currency derivative financial instruments.

Item 4. Controls and Procedures
--------------------------------------------------------------------------------


      We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our reports under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


      Within 90 days prior to the date of filing of this Quarterly Report on Form 10-Q and pursuant to Exchange Act Rule 13a - 15, we conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based upon the evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information required to be included in our Exchange Act reports. Additionally, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we conducted the evaluation.

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

Part II - Other Information


Item 1. Legal Proceedings.

      See "Note 9: Commitments and Contingencies" of Ocwen Financial Corporation's Interim Consolidated Financial Statements.

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

   4.9 Form of Indenture between Ocwen Federal Bank FSB and The Bank of New York as Trustee (5)

   4.10   Form of Subordinated Debentures due 2005 (5)

   4.11 Form of Indenture between OAC and Norwest Bank Minnesota, National Association, as Trustee thereunder for the 11.5% Redeemable Notes due 2005 (6)

   4.12   Form of 11.5% Redeemable Notes due 2005 (7)

   4.13 Form of Third Supplemental Indenture between OAC and Wells Fargo Bank Minnesota, National Association, as successor to Norwest Bank Minnesota, National Association, as trustee thereunder for the 11.5% Redeemable Notes due 2005 (8)

  10.1    Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended
          (9)

  10.2    Ocwen Financial Corporation 1998 Annual Incentive Plan (10)

  10.3 Amended and Restated Loan Agreement, dated as of September 10, 1998, among, inter alia, OAIC California Partnership, L.P., OAIC California Partnership II, L.P., Salomon Brothers Realty Corp. and LaSalle National Bank (11)

  10.4 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors
          (12)

  10.5 Third Amendment to Guarantee of Payment, dated as of July 9, 1999, between Salomon Brothers Realty Corp. and Ocwen Partnership, L.P. (12)

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

      (5) Incorporated by reference from the similarly described exhibit filed in connection with Amendment No. 2 to Offering Circular on Form OC (on Form S-1) filed on September 7, 1995.

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

      (11) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

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

(b)   Reports on Form 8-K Filed during the Quarter Ended September 30, 2002.

      (1) A Form 8-K was filed by OCN on August 13, 2002 that contained a news release announcing Ocwen Financial Corporation's financial results for the quarter ended June 30, 2002.

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

Date:   November 14, 2002

                                 CERTIFICATIONS


I, William C. Erbey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ocwen Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                   /s/ William C Erbey
                                          -------------------------------------
                                          William C. Erbey
                                          Chief Executive Officer

I, Mark S. Zeidman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ocwen Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                   /s/ Mark S. Zeidman
                                          -------------------------------------
                                          Mark S. Zeidman
                                          Chief Financial Officer