Form 10-K
period 2002-12-31
OCWEN FINANCIAL CORP
filed 2003-03-31
CIK 873860

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from:  _____________to _____________

                           Commission File No. 1-13219

                           OCWEN FINANCIAL CORPORATION
                           ---------------------------
             (Exact name of Registrant as specified in our charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No[X]

Aggregate market value of the Common Stock, $.01 par value, held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the NYSE as of the close of business on March 14, 2003: $112,625,597 (for purposes of this calculation affiliates include only directors and executive officers of the registrant).

Number of shares of Common Stock, $.01 par value, outstanding as of March 14, 2003: 67,339,773 shares

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareholders for fiscal year ended December 31, 2002 are incorporated by reference into Part I, Item 1 and Part II, Items 5-8 and portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 15, 2003, and as filed with the Commission on or about March 28, 2003, are incorporated by reference into Part III, Items 10-13.
================================================================================

                           OCWEN FINANCIAL CORPORATION
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                -----------------

                                                                           PAGE
                                                                           ----

                                     PART I

Item 1.     Business.....................................................    4
              General....................................................    4
              Segments...................................................    4
                Residential Loan Servicing...............................    5
                Ocwen Technology Xchange.................................    6
                Ocwen Realty Advisors....................................    6
                Unsecured Collections....................................    7
                Residential Discount Loans...............................    7
                Commercial Finance.......................................    7
                Affordable Housing.......................................    7
                Subprime Finance.........................................    8
                Corporate Items and Other................................    8
              Sources of Funds...........................................    9
              Risk Factors...............................................   10
              Competition................................................   10
              Subsidiaries...............................................   10
              Employees..................................................   10
              Regulation.................................................   11
                The Holding Company......................................   11
                The Bank.................................................   11
              Federal Taxation...........................................   14
              State Taxation.............................................   15

Item 2.     Properties...................................................   15

Item 3.     Legal Proceedings............................................   16

Item 4.     Submission of Matters to a Vote of Security Holders..........   16

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters..........................................   16

Item 6.     Selected Consolidated Financial Data.........................   17

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................   17

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk...   17

Item 8.     Financial Statements and Supplementary Data..................   17

                           OCWEN FINANCIAL CORPORATION
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                   (CONTINUED)
                                   -----------

                                                                           PAGE
                                                                           ----

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................   17

                                    PART III

Item 10.    Directors and Executive Officers of Registrant...............   17

Item 11.    Executive Compensation.......................................   17

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters...................   17

Item 13.    Certain Relationships and Related Transactions...............   17

Item 14.    Controls and Procedures......................................   18


                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K.....................................................   18

Signatures...............................................................   21

Certifications...........................................................   22

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to the following:

o estimates regarding the benefits of cost saving opportunities and quality workforce in India,
o projections for staff reduction in the United States and growth in our India workforce,
o predictions as to the potential business opportunities in global outsourcing,
o predictions regarding sales of our commercial and affordable housing assets and
o intentions related to the issuance of brokered deposits and other sources of financing.

Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following:

o    general economic and market conditions,
o    prevailing interest or currency exchange rates,
o    availability of servicing rights for purchase,
o    governmental regulations and policies,
o    international political and economic uncertainty,
o    availability of adequate and timely sources of liquidity,
o    uncertainty related to dispute resolution and litigation and
o    real estate market conditions and trends.

Further information on the risks specific to our business are detailed within this report and our other reports and filings with the Securities and Exchange Commission, including our periodic reports on Form 10-K, Form 10-Q and Form 8-K. The forward-looking statements speak only as of the date they are made and should not be relied upon. OCN undertakes no obligation to update or revise the forward-looking statements.

                                     PART I

ITEM 1 BUSINESS (Dollars in thousands)


GENERAL

         Ocwen Financial Corporation ("OCN" or "the Company") is a financial services company headquartered in West Palm Beach, Florida. OCN is a Florida corporation that was organized in February 1988 in connection with the acquisition of Ocwen Federal Bank FSB (the "Bank"). OCN is a registered savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"). The Bank is a wholly owned subsidiary of OCN and is also subject to regulation by the OTS, as our chartering authority, and by the Federal Deposit Insurance Corporation ("FDIC"), as a result of its membership in the Savings Association Insurance Fund, which insures the Bank's deposits to the maximum extent permitted by law. The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and currently is a member of the Federal Home Loan Bank ("FHLB") of New York, one of the 12 regional banks that comprise the FHLB System.

SEGMENTS

         In early 2000, we began the execution of our overall strategic plan to shift our business activities away from capital-intensive businesses involving the purchase or origination of loans, real estate and related assets toward less capital-intensive businesses that generate fee-based revenues. As a result, we generally ceased to originate or invest in assets in certain of our business segments ("non-core businesses") unless contractually committed. However, we continued to actively manage and resolve the remaining assets in these segments. Our primary fee-based business activity is servicing subprime residential mortgage loans for others. As of December 31, 2002, our core and non-core businesses were as follows:

         Core Businesses                              Non-Core Businesses
         Residential Loan Servicing                   Residential Discount Loans
         Ocwen Technology Xchange ("OTX")             Commercial Finance
         Ocwen Realty Advisors ("ORA")                Subprime Finance
         Unsecured Collections                        Affordable Housing

         In addition to our core and non-core business segments, we report other items of revenue and expense in our Corporate Items and Other segment as discussed later in this section.

         Our decision to change our strategy and to focus on fee-based earnings was driven by changes in the economy and in the markets we serve and in our perception of how to maximize the long-term value of the Company. The non-core residential discount loan business and commercial finance business involved the acquisition of non-performing loans at a discount to par value. The objective was to resolve the loan and return it to performing status in order to increase its value. Once the loan was reperforming, the exit strategy was to sell or securitize the loan for a profit. As the economy continued to expand throughout the late 1990's, however, the supply of non-performing loans decreased. As a result, the prices asked for non-performing loans increased, and consequently the profit margins on the business decreased. Additionally, the earnings patterns of the businesses could be erratic as they typically depended on the consummation of a few large sales transactions. Simultaneously, new competitors were entering the market that had access to large amounts of capital.

         In the late 1990's we also began to originate subprime residential mortgage loans. However, the business attracted a substantial amount of new capital and competition increased. The competition from larger, better-capitalized companies put pressure on pricing relative to the rates and terms offered to subprime borrowers in general, and, as a result, profit margins declined. Simultaneously, interest rates began to decrease and the assumptions concerning prepayment speeds that had been used to price new loans turned out to be overly optimistic as mortgages prepaid more quickly than expected, adding additional risk to investments in this business line.

         Consequently, we determined that our best course of action was to compete where we were strongest, that is, by using the technology and expertise we had developed over the years in managing our own portfolio of non performing residential and commercial loans and in servicing our own subprime loans and offering it to other institutions on a fee for service basis, as either a mortgage servicer or as a technology provider. We believe that these activities offer a more consistent earnings stream with a more attractive risk profile. Accordingly, in late 1999 and early 2000 we embarked on our current business strategy.

         Segment results in recent years reflects growth in our residential loan servicing segment, continued investment in the development and marketing of our technology products at OTX, our exit from the subprime loan origination business (both in the US and the UK), our acquisition of Ocwen Asset Investment Corp.

ITEM 1 BUSINESS (Dollars in thousands)


("OAC") in 1999, cessation of loan acquisitions and origination activity and our continuing resolution or disposition of those assets not associated with our core businesses. To date, the Residential Loan Servicing business has been profitable. Our Unsecured Collections business and ORA are profitable but smaller contributors to the bottom line. Both earn fee income for performing services for third parties. OTX markets several products to the real estate and mortgage industries. However, although we earn some fee income from sales of these products, they have not yet been sufficient for this business line to earn a profit.

         A description of each of our businesses and the segments through which they are conducted follows.

Residential Loan Servicing

         We acquire the servicing rights to performing, sub-performing and non-performing mortgage loans. At December 31, 2002, subprime mortgages represented approximately 86% of the total unpaid principal balance of the loans we serviced. We are entitled to service the mortgages because we purchased the servicing rights from the owners of the mortgages. These rights are typically specified in an agreement between the various parties to a mortgage securitization transaction, along with the obligations that we are required to perform as the mortgage servicer. Our largest source of revenue is the servicing fees we earn pursuant to the servicing agreements. Servicing fees are usually earned as a percentage of the unpaid principal amount of the mortgages that are being serviced. Typically, this fee is approximately 0.50% per year. The servicing fees are supplemented by related income, including late fees earned from borrowers who are delinquent in remitting their monthly mortgage payments. As servicer, we also have a variety of obligations that are also specified in the servicing agreement, including the obligation to service the mortgages according to accepted standards and to make advances to the securitization trust in the event that the borrowers are delinquent on their monthly remittances. The costs incurred in connection with performing these obligations includes the cost of servicing the loans and the interest expense incurred to finance the servicing rights and servicing advances incurred in connection with conducting the business, among others.

         The servicing rights may be obtained by purchasing the mortgage servicing rights or entering into contracts to sub-service mortgage loans. The contracts may provide for a single bulk transfer of a servicing portfolio or the ongoing transfer of loans as they are originated or purchased by counterparties to the servicing contract. While the loans are transferred to us for servicing, the client retains ownership of the loans. The acquisition of servicing rights is generally structured as a two part bid process. A preliminary bid is provided to each potential client following a preliminary due diligence review of the loan portfolio, the seller's financial status, the strategic fit of the portfolio with our servicing capabilities and the portfolio's historical performance characteristics.

         Once the preliminary bid is accepted by the potential client, we initiate a further evaluation of the portfolio through a formal due diligence process, which includes a more detailed analysis of historical prepayment and delinquency experience. This formal process determines the present value of a projected stream of cash inflows and outflows from the portfolio. Based upon the findings of this formal process, a final bid is prepared for approval by our Credit Committee and submitted to the client for consideration. Upon the client's acceptance, we enter into a Servicing Rights Purchase Agreement.

         The Servicing Rights Purchase Agreement provides us with the legal right to service the designated mortgage loans. This agreement specifies the rights and obligations of both parties including, but not limited to, the use of custodial bank accounts, maintenance of hazard insurance and tax escrow funds and fund distribution processes, as well as the servicing fees and other terms of the servicing arrangement.

         As of December 31, 2002, we serviced loans under approximately 275 servicing agreements for 21 clients.

         The U.S. Department of Housing and Urban Development, Freddie Mac and Fannie Mae have approved the Bank as a loan servicer. Standard & Poor's has rated the Bank as "Strong" as a Residential Subprime Servicer, Residential Special Servicer and Commercial Special Servicer. "Strong" represents Standard & Poor's highest ratings category. Moody's Investors Service has rated the Bank as "SQ1" as a Residential Subprime Servicer and as a Residential Special Servicer. "SQ1" represents Moody's Investors Services highest ratings category. Fitch Ratings has rated the Bank "RPS2" for Residential Subprime Servicing, "RSS2" for Residential Special Servicing and "CSS2" for Commercial Special Servicing.
These represent Fitch's second highest categories, respectively.

         We continue to grow and develop our residential servicing business as part of our change in strategic focus from capital intensive to fee-based businesses. As a result, we have seen steady growth in the average unpaid principal balance of residential loans we service for others from $8,802,444 during 1999 to $26,533,826 during 2002.

ITEM 1 BUSINESS (Dollars in thousands)


Ocwen Technology Xchange (OTX)

         The OTX segment consists of the following three product lines:
REALTransSM, REALServicingTM and REALSynergyTM. Each of these product lines serves a different market need, and each is at a different stage of maturity and commercial use.

         On January 20, 1998, we acquired DTS Communications, Inc. ("DTS"), a real estate technology company located in San Diego, California. The acquisition was accounted for as a purchase. DTS was merged into OTX in 2000. DTS developed technology tools to automate real estate transactions. Our acquisition of DTS and its product served as the basis for the REALTrans system. Our REALTrans product is a web-based vendor management platform that facilitates the electronic fulfillment of real estate products and services necessary to process, approve and close residential mortgage loans, as well as to service them. We market this product to residential lenders and servicers and their associated vendors. By connecting these two parties with the REALTrans platform, we allow them to conduct business more effectively and efficiently. We earn transaction fee revenues from the vendors based on the products and services they provide to their lenders through this platform. We also earn revenues through annual membership fees. The transaction fees are recognized as revenue as incurred. The membership fees are deferred and recognized as revenue over the twelve-month membership period.

         Among our customer base on the REALTrans platform are several of the top 35 residential mortgage lenders and over 4,000 vendors. These lenders account for a significant portion of the mortgage origination market. While we estimate that the eventual market opportunity for the REALTrans platform is between $500,000 and $1,000,000, the market is currently in an early stage of adopting this technology. Our primary competitor to this product line is a division of a company that offers proprietary vendor management products.

         On November 6, 1997, we acquired AMOS, Inc. ("AMOS"), a Connecticut-based company engaged primarily in the development of residential mortgage loan servicing software. The acquisition was accounted for as a purchase. AMOS is a wholly-owned subsidiary of OTX. Our acquisition of AMOS and its products became the basis for the REALServicing software. Our REALServicing product is a comprehensive enterprise level residential mortgage loan servicing platform, which has been used by the Bank since January 2001. The REALServicing product suite also includes REALResolutionTM, a default management platform that provides end-to-end mortgage default processing support. The target market for this platform includes both prime and sub-prime residential mortgage loan servicers. We believe the market opportunity for our REALServicing and REALResolution products is between $500,000 and $1,000,000. While a single firm currently possesses nearly a 60% share of this market, we only require a modest market share to achieve profitability and sustain growth. Our policy is to recognize licensing fees related to our REALServicing product as revenue ratably over the life of the related licensing agreement.

         On June 2, 1999, we acquired the assets of Synergy Software, LLC ("Synergy"), a developer of commercial and multifamily mortgage servicing systems and a wholly-owned subsidiary of OTX. The acquisition of Synergy's product was the basis for the REALSynergy software. Our REALSynergy product is a comprehensive enterprise level commercial mortgage loan servicing platform. The target market for this platform includes domestic and international commercial mortgage loan servicers. The market in which REALSynergy competes is served by a limited number of companies. Our primary competitor is a division of a large, diversified public company. The REALSynergy product suite includes REALSAMMTM, the REALSynergy Asset Management Module, a web-enabled platform for the asset and default management of performing and non-performing commercial loans and real estate. REALSAMM is being introduced to selected international markets through a joint venture with Merrill Lynch. We recognize licensing fees related to our REALSynergy product as revenue ratably over the life of the related licensing agreements.

         The losses incurred by OTX to date reflect our continuing efforts to develop and market our suite of technology solutions.

Ocwen Realty Advisors (ORA)

         As part of our strategic focus on fee-based businesses, we established ORA in 1999 as a new division. ORA provides valuation services to external customers in the wholesale lending community as well as for our own residential real estate transactions.

         An important part of the process of acquiring and managing mortgage loan portfolios is the accurate review and analysis of the collateral offered as security for the loans. ORA not only provides traditional valuation products such as appraisals and broker price opinions, it also employs valuation models and other alternative valuation products that can more precisely meet the specific risk management needs of our customers.

ITEM 1 BUSINESS (Dollars in thousands)


Unsecured Collections

         This segment conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired at a discount in 1999 and 2000.

         On collections for third party owners, we generally earn a fee based upon a percentage of the dollars collected. The percentage fee generally ranges from 17% to 50%. We intend to continue to grow our third party collections activity.

         We accounted for collections of unsecured credit card receivables under the cost recovery method through 2001 when we had reduced the net book value of these receivables to zero as a result of collections and reserves. Our contractual obligations to acquire these receivables expired in June 2000. We have made no purchases since that time and plan no future purchases at this time.

Residential Discount Loans

         This segment consisted of operations to acquire at a discount and subsequently resolve sub-performing and non-performing residential mortgage loans.

         We began our discount loan operations in 1991. Our strategy was to acquire at a discount certain mortgage loans for which the borrowers were not current as to principal and interest payments. We would work to resolve the loans by bringing them current and then sell or securitize the loans for a profit, structuring a settlement with the borrower, or foreclosing on the loan and liquidating the collateral.

         The last acquisition of residential discount loans was made in 2000. Based on the relative insignificance of the non-core assets remaining in this business at December 31, 2002 ($4,633), the remaining assets of this business and any related income or loss arising from their resolution will be included in the Corporate Items and Other segment beginning January 1, 2003.

Commercial Finance

         Effective January 1, 2002, we combined our Commercial Loan and Commercial Real Estate segments, because the assets in each had fundamentally similar attributes and had been assigned to a single management team. Commercial finance activities include both discount loans and originated loans as well as our investment in commercial real estate.

         No new commercial assets have been purchased since 2000. Since then, this business has consisted of the management, repositioning and resolution of the remaining non-core assets. At December 31, 2002, we had $190,602 of non-core assets, which consisted of 18 loan and real estate assets, and one unrated subordinate security. Of the 18 loans and real estate assets remaining in this segment at December 31, 2002, the five largest amounted to 74% of the total. Because of the concentration of value in these assets, it is difficult to project with certainty when final sales or resolutions will be completed or whether further losses may be incurred upon resolution. While we believe that additional sales will occur during 2003, it is probable that some of the larger properties will not be sold until 2004. We regularly assess the value of our remaining assets and provide additional loss reserves or impairment charges as appropriate.

         We entered the commercial real estate business largely as a result of our acquisition of OAC in 1999. At December 31, 2002, only two properties remain: one shopping center and one office building.

Affordable Housing

         Historically, we invested in affordable housing properties primarily through limited partnerships for the purpose of obtaining Federal income tax credits pursuant to Section 42 of the Internal Revenue Code of 1986, as amended. To be eligible for housing tax credits, a property generally must first be allocated an amount of tax credits by the tax credit allocating agency and meet certain conditions. A specified portion of the apartment units in a qualifying project may be rented only to qualified tenants for a period of fifteen years. If not, a portion of any previously claimed tax credits will be subject to recapture, including previously claimed tax credits associated with projects we have sold, as discussed below.

         Beginning in 2000 we ceased making investments in these properties, except to complete those projects in which an investment had already been made. This reflects our change in strategic focus away from capital intensive lines of business and the fact that the volume of tax credits being generated was exceeding our ability to utilize them effectively. Since that time, we also began the process of marketing each of these properties for sale. At December 31, 2002, we had $15,319 of investments in affordable housing properties remaining, plus an additional $6,229 of loans outstanding to limited partnerships in which we have invested but which are not consolidated into our financial statements. While we cannot project sales with certainty, we believe that it is possible that the remaining properties will be sold before the end of 2003 and that new sources of financing will be established to repay the remaining loan balances.

ITEM 1 BUSINESS (Dollars in thousands)


         We regularly assess the carrying value of our remaining assets and provide additional loss reserves as appropriate. At December 31, 2002, we had recorded reserves equal to approximately 48% of the gross book value of the assets.

         Tax credits may be claimed over a ten-year period on a straight-line basis once the underlying multi-family residential properties are placed in service. Tax credits claimed reduce the tax payments computed based upon taxable income to not less than the alternative minimum tax computed for that year or any year not more than three years before or fifteen years after the year the tax credit is earned. Tax credits are realized even if units in the project do not continue to be occupied once the units in the project have been initially rented to qualifying tenants, and tax credits are not dependent on a project's operating income or appreciation. Tax credits generally can be lost or recaptured only if non-qualifying tenants are placed in units, ownership of the project is transferred or the project is destroyed and not rebuilt during a 15-year compliance period for the project. There can be no assurance that the multi-family residential projects owned by the low-income housing tax credit partnerships in which we have currently or previously invested will satisfy applicable criteria during the 15-year compliance period and that there will not be loss or recapture of a portion of the associated tax credits.

Subprime Finance

         We were engaged in subprime residential loan origination prior to ceasing originations in August of 1999; however, we have continued to manage and resolve the remaining non-core assets. Effective January 2002, the remaining business was renamed Subprime Finance from Subprime Residential Lending to better depict the current nature of the business activity. The remaining assets of this segment consist primarily of subprime residual securities. These securities are presently generating income and return of principal through cash flows.

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

Corporate Items and Other

         In this segment we report business activities that are individually insignificant, interest income on cash and cash equivalents, interest expense on corporate assets, gains and losses from debt repurchases, trading gains or losses associated with our collateralized mortgage obligation trading portfolio and general corporate expenses.

         Additional financial information and related discussion regarding each of our segments appears under the captions "Segment Profitability" on pages 22 to 27 and "Note 27: Business Segment Reporting" on pages 113 to 115 of our 2002 Annual Report to Shareholders.

ITEM 1 BUSINESS (Dollars in thousands)


SOURCES OF FUNDS

         General. The principal sources of funds that support our business activities are:

o        Deposits Lines of credit       o        Payments received on loans
o        Match funded debt                       and securities
o        Securities sold under          o        Proceeds from sales of assets
         agreements to repurchase       o        Servicing fees

         We closely monitor our liquidity position and ongoing funding requirements. Among the risks and challenges associated with our funding activities are the following:

o Scheduled maturities of all certificates of deposit for 2003, 2004 and thereafter amount to $269,315, $78,467 and $54,498, respectively.
o        Expiration of existing collateralized line of credit in April 2003.
o Maturity of our match funded servicing advance funding facility in December 2003.
o        Maturity of a note and loan totaling $47,710 in September and October
         2003.
o Potential extension of resolution and sale timelines for non-core assets in the current weak economic environment.
o Ongoing cash requirements to fund operations of our holding company and OTX.
o Cash requirements to fund our acquisition of additional servicing rights and related advances, as discussed immediately below.

         In the last several years, our Residential Loan Servicing business has grown through the purchase of servicing rights. Servicing rights entitle the owner to earn servicing fees and various other types of ancillary income for performing functions that require staffing and significant cash advances and expenditures. In connection with these servicing rights, the servicer must make cash advances for delinquent principal and interest, taxes, insurance and various other items that are required to preserve the assets being serviced. Our ability to continue to grow our servicing business significantly depends on our ability to obtain additional financing to purchase new servicing rights and to fund servicing advances. We currently use a variety of sources of debt to finance these assets, including deposits and credit facilities with advance rates less than 100% of the underlying collateral. If we cannot replace or renew these sources as they mature or obtain additional sources of financing, we may be unable to acquire new servicing rights and make the associated advances. We closely monitor rates and terms of competing sources of funds on a regular basis and generally utilize the sources that are the most cost effective.

         Deposits. Historically, a significant source of deposits for us has been certificates of deposit obtained primarily through national investment banking firms that, pursuant to agreements with us, solicit funds from their customers for deposit with the Bank ("brokered deposits"). Our brokered deposits are reported net of unamortized deferred fees, which have been paid to investment banking firms, and amounted to $198,248 at December 31, 2002.

         We plan to retain non-brokered deposits as a source of financing our operations while at the same time reducing our reliance on brokered deposits. We plan to reduce this reliance by using proceeds from the sale of non-core assets to pay off maturing brokered deposits and by diversifying our funding sources through obtaining credit facilities for servicing rights and advances. Our ability to continue to attract new non-brokered deposits and rollover existing non-brokered deposits depends largely on our ability to compete with interest rates offered by other banks in the northern New Jersey area. In 2002, we were able to increase the amount of non-brokered deposits outstanding. If we are unable to maintain the amount of non-brokered deposits outstanding and replace them with alternative sources of funds, it is likely that we would have to incur higher interest costs to fund our assets. We have not issued any new brokered certificates of deposit since 2000.

         We obtain deposits from our office located in New Jersey through advertising, walk-ins and other traditional means. These deposits include non-interest bearing checking accounts, NOW and money market checking accounts and savings accounts but are primarily comprised of non-brokered certificates of deposit. At December 31, 2002, the deposits that were allocated to this office amounted to $153,688 and comprised approximately 36% of our total deposits.

         Lines of Credit. Under a revolving credit facility executed in April 2001 we have the right to pledge servicing advances as collateral for a loan up to $100,000. The outstanding balance as of December 31, 2002 was $78,511. The facility, if not renewed, will mature in April 2003.

ITEM 1 BUSINESS (Dollars in thousands)


         Match Funded Debt. Under a match funding agreement that we entered into on December 20, 2001, we are eligible to sell advances on loans serviced for others up to a maximum debt balance of $200,000 at any one time. At December 31, 2002, we had $106,797 of bonds-match funded agreements outstanding under this facility, which, if not renewed, will mature in December 2003. This would preclude our ability to finance further advances through this facility. The sales of advances did not qualify as sales for accounting purposes since we retained effective control of the advances. Therefore, we report them as secured borrowings with pledges of collateral. We have accounted for additional sales under this facility in the same manner.

         Securities Sold Under Agreements to Repurchase. We also obtain funds pursuant to securities sold under reverse repurchase agreements. Under these agreements, we sell securities (generally mortgage-backed and mortgage-related securities) under an agreement to repurchase such securities at a specified price at a later date. Reverse repurchase agreements have short-term maturities (typically 90 days or less) and are deemed to be financing transactions. All securities underlying reverse repurchase agreements are reflected as assets in our consolidated financial statements and are held in safekeeping by broker-dealers. We had no securities sold under agreements to repurchase at December 31, 2002.

         Other. Our borrowings also include notes, subordinated debentures and other interest-bearing obligations. Additional information on our sources of funds appears under the captions "Liquidity, Commitments and Off-Balance Sheet Risks" on pages 65 to 67, "Deposits" on page 57, "Note 12: Deposits" on pages 98 to 99, "Note 14: Bonds - Match Funded Agreements" on page 99, "Note 15: Lines of Credit and Other Short-Term Borrowings" on page 100, "Risks Related to Financing" on page 18 and "Note 16: Notes, Debentures and Other Interest-Bearing Obligations" on pages 101 to 102 of the 2002 Annual Report to Shareholders and is incorporated herein by reference.

RISK FACTORS

         There are a number of risk factors that relate to our business and that may directly or indirectly affect our results of operations and financial condition. A discussion of our principal risk factors appears under the caption "Overview of Risks and Related Critical Accounting Policies" on pages 16 to 20 of our 2002 Annual Report to Shareholders and is incorporated herein.

COMPETITION

         A discussion of competition as it relates to our primary core businesses appears under the captions "Risk Related to Mortgage Servicing Rights" and "Risks Associated With Technology" on pages 18 and 19 of our 2002 Annual Report to Shareholders and is incorporated herein by reference.

SUBSIDIARIES

         A list of our significant subsidiaries is set forth in Exhibit 21.0.

EMPLOYEES

         As of December 31, 2002, we had a total of 1,871 employees, of which 1,028 were in our United States facilities and 843 were in our India operations centers. We have developed our India operations centers over the past two years in order to benefit from the cost savings opportunities and quality workforce available in that country.

         In the United States, our operations are concentrated in our headquarters in West Palm Beach, which had 474 employees as of December 31, 2002, and our operations center in Orlando, which had 534 staff members as of December 31, 2002. Our Orlando facility has the capacity to house 950 employees on a single shift. In addition, we had 20 employees at various other locations in the United States. At this time, we estimate that we will experience a modest reduction of our staff in the United States during 2003.

         In India, our operations are located in the cities of Bangalore and Mumbai. Of the 843 members of the staff in India as of December 31, 2002, 566 were in Bangalore and 277 were in Mumbai. Our India workforce can be summarized by business as follows:

o 72% are engaged in activities for our Residential Loan Servicing business,
o        9% support OTX and Technology Services,
o        13% work in various other business units and
o 6% represent various support functions, including Human Resources and Corporate Services, Accounting and Risk Management.

ITEM 1 BUSINESS (Dollars in thousands)


         We project additional growth in our India staff during 2003. The extent of this growth is dependent upon the growth of several of our new business initiatives, primarily Global Outsourcing. Global Outsourcing is a developing new business focused on providing business process outsourcing services to third parties.

         Our employees are not represented by a collective bargaining agreement. We consider our employee relations to be satisfactory.

REGULATION

         Financial institutions and their holding companies are extensively regulated under federal and state laws. The Bank is regulated and examined primarily by the Office of Thrift Supervision, which has substantial enforcement authority over the Bank. Because the Bank accepts deposits that are insured by the Federal Deposit Insurance Corporation, the FDIC serves as a secondary federal banking regulator of the Bank. As such, it also has substantial enforcement authority over the Bank. These Federal banking regulators have the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions for violations of laws and regulations and unsafe or unsound practices. As a result, our business can be materially affected by changes in our regulatory environment.

The Holding Company

         Savings and Loan Holding Company. We are a registered savings and loan holding company under the Home Owners' Loan Act ("HOLA"). As such, we have registered with the OTS and are subject to regulation, supervision and examination by the OTS. We are required to file periodic reports with the OTS on our business and activities. The OTS has the authority to review our activities and determine if any activity constitutes a serious risk to the financial soundness, safety, or stability of the Bank. If a determination is made by the OTS that these risks exist, the OTS may place restrictions on our activities or the activities of our subsidiaries or affiliates. These restrictions may impact the ability of the Bank to pay dividends, engage in transactions with us or our subsidiaries or affiliates and engage in other banking activities.

         Restrictions on Acquisitions. Savings and loan holding companies and their affiliates are prohibited from acquiring more than 5% of the voting shares, or from acquiring control, of any other savings association or savings and loan holding company, without prior approval of the OTS.

The Bank

         General. The Bank is a federal savings bank organized under the HOLA. The Bank is subject to regulation, supervision and examination by the OTS and by the FDIC. The business and activities of the Bank are reported in periodic filings with the OTS. Regulations apply to, among other things, insurance of deposit accounts, capital requirements, payment of dividends, the nature and amount of the investments that the Bank may make, transactions with affiliates, community reinvestment, lending, internal policies and controls and changes in control of the Bank as well as subsidiaries established by the Bank.

         FDIC. The FDIC may terminate the deposit insurance of the Bank if the Bank engages in unsafe or unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the OTS or the FDIC. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. We are aware of no existing circumstances that would result in termination of the Bank's deposit insurance.

         Regulatory Capital Requirements. Federal savings banks are subject to minimum capital requirements set forth by the OTS. The three capital requirements applicable to the Bank are discussed below.

         Tangible Capital Requirement. Tangible capital is core capital less all intangibles other than qualifying mortgage servicing rights. Federal savings banks are required to maintain tangible capital of at least 1.5% of their adjusted total assets.

         Core Capital Requirement. Core capital includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain non-withdrawable accounts and pledged deposits. Deductions from core capital include certain intangibles, servicing assets and credit-enhancing interest-only strips.

         Risk-Based Capital Requirement. A savings bank is allowed to include both core capital and supplementary capital in the calculation of its total

ITEM 1 BUSINESS (Dollars in thousands)


capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital included does not exceed the savings bank's core capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, including subordinated debt (such as the Bank's Debentures) that meets specified requirements and loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, as well as residual interests (including certain off-balance sheet items that are converted to on-balance sheet credit equivalents using a conversion factor of 0% to 100%), are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets currently range from 0% to 200%, depending on the type of asset.

         Following an examination by the OTS in late 1996 and early 1997, the Bank committed to the OTS to maintain a core capital ratio and a total risk-based capital ratio of at least 9% and 13%, respectively. The Bank continues to be in compliance with this commitment.

         Prompt Corrective Action. Federal banking regulators have the authority to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The regulations establish five categories with varying degrees of regulators' powers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." At December 31, 2002, the Bank was a "well capitalized" institution under the prompt corrective action regulations of the OTS; however, this classification is for limited purposes and may not be indicative of the Bank's financial condition. The regulations also permit the appropriate Federal banking regulator to downgrade an institution to the next lower category under certain circumstances. Depending upon the capital category of an institution, the regulators' corrective powers may affect capital and stock distributions, limits on asset growth, acquisitions and new lines of business, transactions with affiliates, the ability to accept brokered deposits and changes in officers and directors, among other things.

         Qualified Thrift Lender Test. The Bank is required to meet the qualified thrift lender ("QTL") test set forth in the HOLA to avoid certain restrictions on their operations. Under the QTL test provisions, a savings institution must maintain at least 65% of portfolio assets in qualified thrift investments, which generally include loans, securities and other investments that are related to housing, small business and credit card lending. A savings bank that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations:

o The association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank;
o The branching powers of the association shall be restricted to those of a national bank; and
o Payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank.

         The Bank is currently and expects to remain in compliance with QTL standards.

         Restrictions on Capital Distributions. The Bank is required to file a notice with the OTS at least 30 days prior to paying a dividend, or making any payment to repurchase, redeem, retire or otherwise acquire debt instruments included in total risk-based capital (each a "capital distribution") if (a) it is not eligible for expedited treatment under the OTS application processing regulations, (b) the total amount of the Bank's capital distributions (including the proposed distribution) for the calendar year exceeds the Bank's net income for the year to date plus retained net income for the previous two years, (c) the Bank would not be "adequately capitalized" following the proposed capital distribution or (d) the proposed capital distribution would violate any applicable statute, regulation, or an agreement between the Bank and the OTS, or a condition imposed upon the Bank by an OTS-approved application or notice. The OTS may deny the Bank's application or disapprove our notice if the OTS determines that (a) the Bank will be "undercapitalized," "significantly undercapitalized" or "critically under capitalized," as defined in the OTS capital regulations, following the capital distribution, (b) the proposed capital distribution raises safety and soundness concerns or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation or agreement between the Bank and the OTS or a condition imposed on the Bank in an application or notice approved by the OTS. The Bank is and intends to remain in compliance with these restrictions.

         Loan-To-One Borrower. The amount of loans and extensions of credit that may be extended by the Bank to any one borrower, including related entities, generally may not exceed 15% of the unimpaired capital and unimpaired surplus of the institution. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus may be made to a borrower if the loans are fully secured by readily marketable collateral, which does not include real estate collateral. An institution's "unimpaired capital and unimpaired surplus" includes, among other things, the amount of its core capital and supplementary capital included in its total capital under OTS regulations.

         The Bank is currently and expects to remain in compliance with the loan-to-one borrower limitation.

ITEM 1 BUSINESS (Dollars in thousands)


         Affiliate Transactions and Tying. Transactions between the Bank and Ocwen Financial Corporation, OAC, OTX and their non-bank subsidiaries are subject to quantitative and qualitative restrictions. Such transactions with any one affiliate may not exceed 10% of the Bank's capital and surplus and with all affiliates in the aggregate may not exceed 20% of the Bank's capital and surplus. Certain such transactions (e.g., loans and guarantees) must meet collateralization requirements. A transaction between the Bank and its affiliate must be on terms and conditions at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Savings banks are required to make and retain detailed records of transactions with affiliates. Additionally, the Bank is not permitted to make a loan or extension of credit to any affiliate unless the affiliate is engaged only in activities the Federal Reserve Board has determined to be permissible for bank holding companies. The Bank is also prohibited from purchasing or investing in securities issued by an affiliate, other than shares of a subsidiary.

         Also, subject to certain exceptions, savings banks are prohibited from conditioning the availability or pricing of their products or services on the requirement that a customer obtain another product or service from the savings bank or an affiliate, provide another product or service to the savings bank or an affiliate or refrain from obtaining another product or service from a competitor of the savings bank or an affiliate.

         Insider Loans. Savings banks are also subject to various limitations and reporting requirements on loans to insiders. These limitations require, among other things, that all loans or extensions of credit to insiders (generally executive officers, directors or 10% stockholders of the institution) or their "related interests" be made on substantially the same terms (including interest rates and collateral) as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with the general public and not involve more than the normal risk of repayment or present other unfavorable features.

         Gramm-Leach-Bliley Act. Title V of the Gramm-Leach-Bliley Act imposes consumer financial privacy restrictions on savings banks. These restrictions require a savings bank to safeguard non-public personal information of consumers; provide notices to consumers about an institution's privacy policies and practices and the about the right of consumers to opt-out of certain information sharing by savings banks. Also, these laws provide consumers a right to prevent a savings bank from disclosing non-public personal information about the consumer to non-affiliated third parties, with exceptions.

         Federal Reserve Regulation. Under Federal Reserve Board regulations, the Bank is required to maintain a reserve against its transaction accounts, which increases the Bank's cost of funds. The Bank may borrow from the Federal Reserve Bank discount window, but the Federal Reserve Board's regulations require the Bank to exhaust other reasonable alternative sources before borrowing from the Federal Reserve Bank. Numerous other regulations promulgated by the Federal Reserve Board affect the business operations of the Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds.

         Federal Home Loan Bank System. The Federal Housing Finance Board is an agency of the federal government and is generally responsible for regulating the FHLB System. FHLBs are federally chartered but privately owned institutions created by Congress. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. Generally, an institution is eligible to be a member of the FHLB for the district where the member's principal place of business is located. The Bank, whose home office is in Ft. Lee, New Jersey, is a member of the New York FHLB. As an FHLB member, we are required to own FHLB capital stock based upon the aggregate outstanding advances from the FHLB. In addition, there are risk-based and leverage capital requirements that must be met by FHLB members, which are similar to those currently in place for depository institutions.

         Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires financial institutions regulated by the federal banking agencies to ascertain and help meet the credit needs of their delineated communities, including low- to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution's CRA performance: outstanding, satisfactory, needs to improve and substantial noncompliance. The institution's regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. In 2002, the Bank received a "satisfactory" CRA rating from the OTS.

         USA PATRIOT Act. Among other requirements, the USA PATRIOT Act requires savings banks to establish an anti-money laundering program and imposes limitations and due diligence requirements on private banking accounts and correspondent accounts with certain foreign nationals and foreign institutions. Also, the USA PATRIOT Act requires the federal banking agencies to adopt regulations that would require depository institutions, such as the Bank, to adopt customer identification programs. The federal banking agencies have not yet promulgated final customer identification program regulations.

ITEM 1 BUSINESS (Dollars in thousands)


         Sarbanes-Oxley Act of 2002. In response to the recent series of regulatory enactments in furtherance of the provisions of the Sarbanes-Oxley Act, we have taken actions including, but not limited to:

o        Review of the responsibilities and reporting practices of our auditors,
o Development of questionnaires to identify potential conflicts of interest,
o        Establishment of Disclosure Review and Nomination/Governance
         Committees,
o Review of our procedures and policies with regard to independence of our board members serving on the Audit Committee and Audit Committee responsibilities consistent with Section 301 of the Act,
o        Establishment of a Whistleblower Policy,
o        Development of CEO and CFO certifications to accompany audit reports,
o Review of procedures in place to avoid any improper influence on conduct of audits,
o Update disclosures in periodic reports to conform with Section 401 of the Act,
o Establishment of ethics policies identifying prohibited activities under the Act,
o        Expedite insider reporting of transactions,
o        Review of internal controls by management,
o Development of practices for real time disclosure of material events and
o        Establishment of procedures for document retention and control.

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

         Tax Residuals. From time to time, we acquired Real Estate Mortgage Investment Conduit ("REMIC") residuals or retained residual securities in REMICs that were formed by us in connection with the securitization and sale of loans. Although a tax residual may have little or no future economic cash flows from the REMIC from which it has been issued, the tax residual does bear the income tax liability or benefit resulting from the difference between the interest rate paid on the securities by the REMIC and the interest rate received on the mortgage loans held by the REMIC. This generally results in taxable income for us in the first several years of the REMIC and equal amounts of tax deductions thereafter, although the amount and timing with which we must report taxable income or deductions may vary based on the particular experience of the mortgage collateral supporting each REMIC. The tax residuals may also generate excess inclusion income that could create a tax liability for us if we have not otherwise earned taxable Income in a particular year.

         Investments in Affordable Housing Properties. For a discussion of the tax effects of investments in affordable housing properties, see
"Segments-Affordable Housing."

         Examinations. The most recent examination by the IRS of our Federal income tax return was of the tax return filed for 1996. The statute of limitations has run with respect to 1997 and all prior tax years. Thus, the Federal income tax returns for the years 1998 (due to a waiver of the statute of limitations) and 1999 through 2001 are open for examination. The Internal Revenue Service currently is completing an examination of the Company's Federal income tax returns for the years 1998 and 1999 and reviewing the tax years 1995 through 1997 as result of carryback claims filed. We do not anticipate any material adjustments as a result of any examination, although there can be no assurances in this regard.

ITEM 1 BUSINESS (Dollars in thousands)


STATE TAXATION

         OCN's income is subject to tax by the States of Florida and California, which have statutory tax rates of 5.5% and 10.84%, respectively, and its taxable income in these states is determined based on certain apportionment factors. We are taxed in New Jersey on income, net of expenses, earned in New Jersey at a statutory rate of 3.0%. The State of Florida currently is completing an examination of the Company's State income tax return for the years 1999 through 2001. No other state return of ours has been examined, and we have received no notification from any other state that intends to examine any of our tax returns. We do not anticipate any material adjustments as a result of any examination, although there can be no assurances in this regard.

ITEM 2. PROPERTIES (Dollars in thousands)

         The following table sets forth information relating to our facilities at December 31, 2002:

                                                                                          Net Book Value of
                                                                                        Property or Leasehold
                           Location                              Owned/Leased               Improvements
  -----------------------------------------------------------  ----------------        -----------------------
  Executive offices:
       1675 Palm Beach Lakes Boulevard
       West Palm Beach, FL...................................       Leased                $         2,249

  Bank main office:
       2400 Lemoine Ave
       Fort Lee, NJ..........................................       Leased                $             8

  Servicing center:
       12650 Ingenuity Drive
       Orlando, FL...........................................       Owned                 $        21,925

  Software development and servicing operations center:
       International Technology Park
       Bangalore, India......................................       Leased                $            90

       Spectrum Towers
       Mumbai, India.........................................       Leased                $           180

  OTX offices (1):
  REALTrans office:
       5050 Avenida Encinas, Suite 200
       Carlsbad, CA..........................................       Leased                $            95

  REALServicing office:
       10 Research Parkway
       Wallingford, CT.......................................       Leased                $            21

  REALSynergy office:
       Two Creekside Crossing
       10 Cadillac Drive, Suite 350
       Brentwood, TN.........................................       Leased                $            74

    (1)  OTX's main office is located in facilities provided by OCN.

ITEM 3. LEGAL PROCEEDINGS (Dollars in thousands)

         A description of material pending or recently settled legal proceedings to which OCN or its subsidiaries are a party follows:

         On April 20, 1999, a complaint was filed on behalf of a putative class of public shareholders of the Company in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida against OCN and OAC. On April 23, 1999, a complaint was filed on behalf of a putative class of public shareholders of OAC in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida, against OAC and certain directors of OAC. The plaintiffs in both complaints sought to enjoin consummation of the acquisition of OAC by OCN. The cases were consolidated, and on September 13, 1999 a consolidated amended complaint was filed. The injunction was denied, and on October 14, 1999 OCN was dismissed as a party. Plaintiffs' remaining claims were for damages for alleged breaches of common law fiduciary duties. In October 2001, the parties reached an agreement in principle, which provides for a payment to plaintiffs in the amount of $475 in complete settlement off all claims for damages and attorney's fees and costs. The agreement in principle also requires us to pay a share of certain additional administrative costs attendant to the settlement, in an amount not yet determined. The agreement in principle is subject to the approval of the Court. This matter is not expected to have a material impact on our financial statements.

         On June 3, 1999, Walton Street Capital, L.L.C. ("Walton") filed suit against OAC and Ocwen Partnership, L.P. in the Circuit Court of Cook County, Illinois. Walton has alleged that OAC committed an anticipatory breach of contract with respect to the proposed sale by OAC of all of its interest in its commercial mortgage-backed securities portfolio to Walton. Walton has claimed damages in an amount in excess of $27,000 including prejudgment interest. As of October 20, 2000, both Walton and OAC filed motions for Summary Judgement. On December 21, 2000, the Circuit Court granted Walton's Limited Motion for Summary Judgement concerning liability. On February 20, 2001, Ocwen filed a motion for reconsideration requesting the Circuit Court vacate its order granting summary judgment to Walton. On January 29, 2002, after oral argument, the Circuit Court reversed its earlier ruling by vacating the order granting summary judgment. On October 25, 2002, the Circuit Court denied Walton's motion for summary judgement. The trial was scheduled to begin March 4, 2003. On March 3, 2003, the Parties entered into a settlement agreement under which defendants admitted no liability, and the case was dismissed with prejudice. The amount of the settlement was $2,250, which is included in the financial results of 2002 based on the applicable accounting rules.

         The former owners of Admiral Home Loan ("Claimants") filed a Demand for Arbitration against OCN and William C. Erbey claiming damages in the amount of $21,250 arising out of a 1997 acquisition agreement pursuant to which a subsidiary of OCN acquired all the assets of Admiral Home Loan. The Claimants amended their Demand to include a claim for Civil Theft under Florida statutes for which treble damages are sought. An evidentiary hearing on the matter was concluded before a three-person arbitration panel on February 24, 2003. On March 11, 2003, the Parties submitted post-hearing findings of fact and conclusions of law to the arbitration panel, which has taken the matter under advisement. Although litigation is always uncertain, we believe the claims asserted in the Admiral Home Loan matter are without merit, and we have defended them vigorously.

         We are also subject to various other ordinary routine pending litigation incidental to our business. Management is of the opinion that the resolution of these claims will not have a material adverse effect on the results of our operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2002.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         Information required by this Item appears under the caption "Shareholder Information" on page 120 of our 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         Information required by this Item appears under the caption "Selected Consolidated Financial Information" on pages 12 to 15 of our 2002 Annual Report to Shareholders and is incorporated herein by reference. See Item 8 below and
Part IV, Item 15 regarding our consolidated financial statements and notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this Item appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 to 67 of our 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this Item appears under the captions "Asset and Liability Management" on pages 59 to 64, "Note 1: Summary of Significant Accounting Policies" on pages 18 to 87 and "Note 19: Derivative Financial Instruments" on pages 104 to 105 of our 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by this Item appears on pages 70 to 119 in our 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 15, 2003 and as filed with the Commission on or about March 28, 2003 (the "2003 Proxy Statement") under the captions "Election of Directors - Nominees for Director," "Executive Officers Who Are Not Directors," and "Security Ownership of Certain Beneficial Owners - Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained in our 2003 Proxy Statement under the captions "Executive Compensation," "Board of Directors Compensation" and "Comparison of Cumulative Total Return" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information contained in our 2003 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners - Beneficial Ownership of Common Stock" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 14. CONTROLS AND PROCEDURES


         We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our reports under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         Within 90 days prior to the date of filing of this Annual Report on Form 10-K and pursuant to Exchange Act Rule 13a - 15, we conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based upon the evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information required to be included in our Exchange Act reports. Additionally, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we conducted the evaluation.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K

   (a) 1 & 2  Financial Statements and Schedules. The following
              Consolidated Financial Statements of Ocwen Financial Corporation and Report of PricewaterhouseCoopers LLP, Independent Certified Public Accountants, are incorporated herein by reference from pages 70 to 119 of our Annual Report to Shareholders:

              Report of Independent Certified Public Accountants

              Consolidated Statements of Financial Condition at December 31, 2002 and 2001

              Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002

              Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2002

              Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2002

              Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002

              Notes to Consolidated Financial Statements

              Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

     (a) 3    Exhibits.

              2.1 Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
              3.1     Amended and Restated Articles of Incorporation (2)
              3.2     Amended and Restated Bylaws (3)
              4.0     Form of Certificate of Common Stock (2)
              4.1 Form of Indenture between OCN and Bank One, Columbus, NA as Trustee (2)
              4.2     Form of Note due 2003 (included in Exhibit 4.1) (2)
              4.3     Certificate of Trust of Ocwen Capital Trust I (4)
              4.4 Amended and Restated Declaration of Trust of Ocwen Capital Trust I (4)
              4.5 Form of Capital Security of Ocwen Capital Trust I (included in Exhibit 4.4) (4)
              4.6 Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (4)
              4.7 Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (included in Exhibit 4.6) (4)
              4.8 Form of Guarantee of OCN relating to the Capital Securities of Ocwen Capital Trust I (4)
              4.9 Form of Indenture between Ocwen Federal Bank FSB and The Bank of New York as Trustee (5)
              4.10    Form of Subordinated Debentures due 2005 (5)
             10.1 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (6)
             10.2     Ocwen Financial Corporation 1998 Annual Incentive Plan (7)
             10.3 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors (8)
             10.4 Indemnity agreement, dated August 24, 1999, among OCN and OAC's directors (9)
             10.5 Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (9)
             10.6 First Amendment to Agreement, dated March 30, 2000 between HCT Investments, Inc. and OAIC Partnership I, L.P. (9)
             10.7 Form of Employment Agreement, dated as of April 1, 2001, by and between Ocwen Financial Corporation and Arthur D. Ringwald (10)
             11.1     Computation of earnings per share (11)
             12.1     Ratio of earnings to fixed charges (filed herewith)
             13.1 Excerpts from the Annual Report to Shareholders for the year ended December 31, 2002 (filed herewith)
             21.0     Subsidiaries (filed herewith)
             23.0     Consent of PricewaterhouseCoopers LLP (filed herewith)
             24.0     Power of Attorney (filed herewith)
             99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
             99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

             (1) Incorporated by reference from a similarly described exhibit included with the Registrant's Current Report on Form 8-K filed with the Commission on July 26, 1999.

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

             (7) Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 1998 Annual Meeting of Shareholders as filed with the Commission on March 31, 1998.

             (8) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

             (9)   Incorporated by reference from the similarly described
                   exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

             (10)  Incorporated by reference from the similarly described exhibit included with the Registrant's Annual Report on form 10-K for the year ended December 31, 2001.

             (11) Incorporated by reference from "Note 18: Basic and Diluted Earnings per Share" on page 103 of our 2002 Annual Report to Shareholders.

     (b)    Reports on Form 8-K Filed during the Quarter Ended December 31, 2002

             (1) A Form 8-K was filed by OCN on November 12, 2002 which contained a news release announcing our 2002 third quarter results and certain other information.

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

Date:      March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ WILLIAM C. ERBEY                                   Date:      March 28, 2003
-----------------------------------------
William C. Erbey, Chairman of the
Board and Chief Executive Officer
(principal executive officer)

/s/ BARRY N. WISH                                      Date:      March 28, 2003
-----------------------------------------
Barry N. Wish, Director

/s/ W. C. MARTIN                                       Date:      March 28, 2003
-----------------------------------------
W.C. Martin, Director

/s/ HON. THOMAS F. LEWIS                               Date:      March 28, 2003
-----------------------------------------
Hon. Thomas F. Lewis, Director

/s/ W. MICHAEL LINN                                    Date:      March 28, 2003
-----------------------------------------
W. Michael Linn, Director

/s/ HERBERT B. TASKER                                  Date:      March 28, 2002
-----------------------------------------
Herbert B. Tasker, Director

/s/ WILLIAM H. LACY                                    Date:      March 28, 2003
-----------------------------------------
Hon. William H. Lacy, Director

/s/ MARK S. ZEIDMAN                                    Date:      March 28, 2003
-----------------------------------------
Mark S. Zeidman, Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ ROBERT J. LEIST, JR.                               Date:      March 28, 2003
-----------------------------------------
Robert J. Leist, Jr., Vice President and
Chief Accounting Officer
(principal accounting officer)

                                 CERTIFICATIONS



I, William C. Erbey, certify that:

1.   I have reviewed this annual report on Form 10-K of Ocwen Financial
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: March 28, 2003                      /s/ WILLIAM C ERBEY
                                                 -------------------------------
                                                 William C. Erbey
                                                 Chief Executive Officer

I, Mark S. Zeidman, certify that:

1.   I have reviewed this annual report on Form 10-K of Ocwen Financial
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date: March 28, 2003                      /s/ MARK S. ZEIDMAN
                                                 -------------------------------
                                                 Mark S. Zeidman
                                                 Chief Financial Officer