Form 10-Q
period 2003-03-31
OCWEN FINANCIAL CORP
filed 2003-05-15
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[_]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-13219

Ocwen Financial Corporation

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0039856 (I.R.S. Employer Identification No.)

1675 Palm Beach Lakes Boulevard, West Palm Beach, Florida (Address of principal executive offices)	33401 (Zip Code)

(561) 682-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_].

Number of shares of Common Stock, $.01 par value, outstanding as of May 12, 2003: 67,339,773 shares

OCWEN FINANCIAL CORPORATION
FORM 10-Q

SIGNATURE	59

CERTIFICATIONS	60

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	March 31, 2003	December 31, 2002

Assets
Cash and amounts due from depository institutions	$65,087	$76,598
Interest earning deposits	51,665	30,649
Federal funds sold and repurchase agreements	100,000	85,000
Trading securities, at fair value
Collateralized mortgage obligations (AAA-rated) and U.S. Treasury securities	10,964	21,556
Subordinates, residuals and other securities	35,685	37,339
Investments in real estate	59,133	58,676
Affordable housing properties	13,311	15,319
Loans, net	80,891	76,857
Match funded assets	160,371	167,744
Real estate owned, net	55,816	62,039
Premises and equipment, net	45,281	44,268
Income taxes receivable	21,316	20,841
Advances on loans and loans serviced for others	281,286	266,356
Mortgage servicing rights	166,855	171,611
Other assets	94,386	87,389

	$1,242,047	$1,222,242

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$428,159	$425,970
Escrow deposits on loans and loans serviced for others	89,216	84,986
Bonds – match funded agreements	140,569	147,071
Obligations outstanding under lines of credit	100,000	78,511
Notes, debentures and other interest bearing obligations	81,210	81,210
Accrued interest payable	8,139	7,435
Accrued expenses, payables and other liabilities	34,487	28,314

Total liabilities	881,780	853,497

Minority interest in subsidiaries	1,515	1,778
Company obligated, mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the Company	56,249	56,249

Commitments and Contingencies (Note 8)

Stockholders’ equity
Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; 67,339,773 shares issued and outstanding at March 31, 2003 and December 31, 2002	673	673
Additional paid-in capital	224,467	224,454
Retained earnings	77,191	85,637
Accumulated other comprehensive income (loss), net of taxes
Net unrealized foreign currency translation loss	172	(46)

Total stockholders’ equity	302,503	310,718

	$1,242,047	$1,222,242

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

For the three months ended March 31,	2003	2002

Net interest expense
Income	$6,757	$12,714
Expense	9,326	16,396

Net interest expense before provision for loan losses	(2,569)	(3,682)
Provision for loan losses	166	679

Net interest expense after provision for loan losses	(2,735)	(4,361)

Non-interest income
Servicing and other fees	37,648	35,725
Gain (loss) on interest earning assets, net	—	(1,777)
Gain (loss) on trading and match funded securities, net	(423)	2,791
Gain (loss) on real estate owned, net	256	(4,112)
Gain (loss) on other non-interest earning assets, net	294	(748)
Net operating gains (losses) on investments in real estate	893	4,654
Gain (loss) on repurchase of debt	—	4
Equity in income (loss) of investment in unconsolidated entities	37	(9)
Other income	3,965	5,041

	42,670	41,569

Non-interest expense
Compensation and employee benefits	17,708	21,074
Occupancy and equipment	2,830	2,714
Technology and communication costs	4,497	5,053
Loan expenses	3,535	3,935
Net operating losses on investments in affordable housing properties	657	15,681
Professional services and regulatory fees	15,284	4,596
Other operating expenses	2,297	1,984

	46,808	55,037

Distributions on Company-obligated, mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the Company	1,529	1,663

Income (loss) before minority interest, income taxes and effect of change in accounting principle	(8,402)	(19,492)
Minority interest in net loss of subsidiaries	(263)	—
Income tax expense	307	1,166

Net income (loss) before effect of change in accounting principle	(8,446)	(20,658)
Effect of change in accounting principle, net of taxes	—	16,166

Net income (loss)	$(8,446)	$(4,492)

Earnings (loss) per share
Basic and Diluted
Net loss before effect of change in accounting principle	$(0.13)	$(0.31)
Effect of change in accounting principle, net of taxes	—	0.24

Net income (loss)	$(0.13)	$(0.07)

Weighted average common shares outstanding	67,339,773	67,294,490

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

For the three months ended March 31,	2003	2002

Net loss	$(8,446)	$(4,492)
Other comprehensive income (loss), net of taxes Change in unrealized foreign currency translation adjustment arising during the period (1)	218	(160)

Comprehensive loss	$(8,228)	$(4,652)

(1)

Net of tax benefit (expense) of $(201) and $110 for the three months ended March 31, 2003 and 2002, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss), Net of Taxes	Total

	Shares	Amount

Balances at December 31, 2002	67,339,773	$673	$224,454	$85,637	$(46)	$310,718
Net loss	—	—	—	(8,446)	—	(8,446)
Directors’ compensation	—	—	13	—	—	13
Other comprehensive loss, net of taxes
Change in unrealized foreign currency translation loss	—	—	—	—	218	218

Balances at March 31, 2003	67,339,773	$673	$224,467	$77,191	$172	$302,503

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the three months ended March 31,	2003	2002

Cash flows from operating activities
Net loss	$(8,446)	$(4,492)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Net cash provided by trading activities	13,948	64,731
Premium amortization on securities, net	77	598
Depreciation and amortization	25,235	14,427
Provision for loan losses	166	679
Provision for losses on real estate owned	(298)	6,122
Gain (loss) on interest-earning assets, net	—	1,777
Gain (loss) on trading and match funded securities	423	(2,791)
Gain (loss) on sale of other non-interest earning assets	(294)	748
Provisions for losses on affordable housing properties	432	15,296
Loss on sale of real estate owned, net	(79)	(1,562)
Loss on repurchase of long-term debt	—	(4)
Effect of change in accounting principle before taxes	—	(15,000)
(Increase) decrease in income taxes receivable	(475)	14
(Increase) decrease in advances and match funded advances on loans and loans serviced for others	(14,251)	283
Increase in other assets, net	(7,709)	(10,314)
Increase (decrease) in accrued expenses, interest payable and other liabilities	6,847	2,227

Net cash provided by operating activities	15,576	72,739

Cash flows from investing activities
Principal payments received on match funded loans	4,054	3,722
Investment in affordable housing properties	—	(1,866)
Proceeds from sales of affordable housing properties	2,520	3,239
Purchase of mortgage servicing rights	(16,423)	(21,893)
Proceeds from sales of loans	—	34,071
Proceeds from sale of real estate held for sale	—	4,780
Proceeds from sales of real estate held for investment	189	27,503
Purchase, originations and funded commitments of loans, net of undisbursed loan funds	(6,204)	(8,112)
Capital improvements to real estate held for investment	(892)	(3,638)
Principal payments received on loans	2,041	12,145
Proceeds from sale of real estate owned	7,111	10,358
Capital improvements to real estate owned	(419)	(786)
Additions to premises and equipment	(4,454)	(5,623)

Net cash provided (used) by investing activities	(12,477)	53,900

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Dollars in thousands)

For the three months ended March 31,	2003	2002

Cash flows from financing activities
Increase (decrease) in deposits and escrow deposits on loans and loans serviced for others	6,419	(104,190)
Proceeds from (repayment of) securities sold under agreements to repurchase	—	(15,554)
Proceeds from (repayment of) obligations under lines of credit, net	21,489	16,347
Proceeds from (repayment of) bonds-match funded agreements, net	(6,502)	(8,081)
Repurchase of notes and subordinated debentures	—	(2,264)
Exercise of stock options	—	115

Net cash provided (used) by financing activities	21,406	(113,627)

Net increase in cash and cash equivalents	24,505	13,012
Cash and cash equivalents at beginning of period	192,247	260,655

Cash and cash equivalents at end of period	$216,752	$273,667

Reconciliation of cash and cash equivalents at end of period
Cash and amounts due from depository institutions	$65,087	$920
Interest-earning deposits	51,665	66,747
Federal funds sold and repurchase agreements	100,000	206,000

	$216,752	$273,667

Supplemental disclosure of cash flow information
Interest paid	$8,622	$13,638

Income tax refund (payments)	$305	$(82)

Supplemental schedule of non-cash investing and financing activities
Real estate owned acquired through foreclosure	$92	$4,249

Exchange of note receivable for real estate held for sale	$—	$9,153

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Dollars in thousands, except share data)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. Ocwen Financial Corporation’s (“OCN”) interim consolidated financial statements include the accounts of OCN and its subsidiaries. OCN owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the “Bank”), Investors Mortgage Insurance Holding Company (“IMI”), Ocwen Technology Xchange, Inc. (“OTX”), Ocwen Asset Investment Corp. (“OAC”) and Ocwen Financial Solutions, Private Limited (“India”). OCN also owns 70% of Global Servicing Solutions, LLC (“GSS”) with the remaining 30% held by Merrill Lynch. As of March 31, 2003, OCN owned 99.6% of Ocwen Financial Services, Inc. (“OFS”), with the remaining 0.4% owned by the shareholders of Admiral Home Loan. As part of the arbitration settlement with the former owners of Admiral Home Loan on April 24, 2003, OCN gained title to the remaining shares of OFS, which increased our ownership to 100% . See Note 8 for additional information regarding this settlement. We have eliminated all significant intercompany transactions and balances in consolidation.

The Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision (“OTS”). OCN is a registered savings and loan holding company under the Home Owner’s Loan Act and as such is also regulated by the OTS.

In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our financial condition at March 31, 2003 and December 31, 2002, the results of our operations for the three months ended March 31, 2003 and 2002, our comprehensive loss for the three months ended March 31, 2003 and 2002, our changes in stockholders’ equity for the three months ended March 31, 2003 and our cash flows for the three months ended March 31, 2003 and 2002, respectively. The results of operations and other data for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2003. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the prior periods’ interim consolidated financial statements to conform to the March 31, 2003 presentation.

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

NOTE 2 CURRENT ACCOUNTING PRONOUNCEMENTS

We adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. As a result, we reversed the unamortized balance of the excess of net assets acquired over purchase price (“negative goodwill”). This reversal resulted in a credit to income of $18,333. The impact from the adoption of other elements of SFAS No. 142 resulted in our recording impairment charges of $3,333 on goodwill and intangible assets originally recorded in connection with the formation of REALSynergy, Inc. in 1999. These amounts have been reported in the first quarter of 2002 as the effect of a change in accounting principle, net of an income tax benefit of $1,166.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. We adopted the new standard effective January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on our results of operations, financial position or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that is has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure requirements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2003
(Dollars in thousands, except share data)

of the Interpretation as of December 31, 2002, the date upon which they became effective. These provisions of the Interpretation require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of the Interpretation were effective January 1, 2003. The implementation of the recognition requirements of the Interpretation did not have a significant effect on our consolidated results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation provides guidance with respect to the identification of variable interest entities and when assets, liabilities, noncontrolling interests, and the results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligation to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. We are currently assessing the impact that the Interpretation will have on our consolidated financial position and consolidated results of operations. In particular, we are a limited partner in partnerships that develop low-income housing developments. These partnerships are not included in our consolidated financial statements. However, our investment in these partnerships is recorded in the balance sheet using the equity method of accounting. We may be required to consolidate a portion of the investments effective July 1, 2003 to comply with Interpretation No. 46. As of March 31, 2003, our investment in such limited partnerships amounted to $10,199 in four projects.

NOTE 3 COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

In August 1997, the Ocwen Capital Trust (“OCT”) issued $125,000 of 10.875% Capital Securities (the “Capital Securities”). Proceeds from the issuance of the Capital Securities were invested in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. To date, OCT has repurchased $68,751 of its Capital Securities, although none were repurchased during the first quarter of 2003.

Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1,000 per Capital Security. Payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, are guaranteed by OCN to the extent OCT has funds available. If OCN does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Accumulated distributions payable on the Capital Securities amounted to $1,020 and $2,549 at March 31, 2003 and December 31, 2002, respectively, and are included in accrued interest payable.

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
MARCH 31, 2003
(Dollars in thousands, except share data)

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

For financial reporting purposes, OCT is treated as a subsidiary of Ocwen Financial Corporation and, accordingly, the accounts of OCT are included in the consolidated financial statements of OCN. Intercompany transactions between OCT and OCN, including the Junior Subordinated Debentures, are eliminated in the consolidated financial statements of OCN. The Capital Securities are presented as a separate caption between liabilities and stockholders’ equity in the consolidated statement of financial condition of OCN as “Company-obligated, mandatorily redeemable securities of subsidiary trust holding solely Junior Subordinated Debentures of the company.” Distributions on the Capital Securities are recorded as a separate caption immediately following non-interest expense in the consolidated statements of operations of OCN. We intend to continue this method of accounting going forward.

In connection with the issuance of the Capital Securities, we incurred certain costs, which have been capitalized and are being amortized over the term of the Capital Securities. The unamortized balance of these issuance costs amounted to $1,822 and $1,841 at March 31, 2003 and December 31, 2002, respectively, and is included in other assets.

NOTE 4 DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments for the purpose of managing our exposure to adverse fluctuations in interest and foreign currency exchange rates.

Interest Rate Management

We have purchased amortizing caps and floors to hedge our interest rate exposure relating to our match funded loans and securities. These caps and floors do not qualify for hedge accounting; therefore, changes in fair value are recorded in the income statement. The terms of these outstanding caps and floors at March 31, 2003 and December 31, 2002 are as follows at the dates indicated:

	Notional Amount	Maturity	Index	Strike Rate	Fair Value

March 31, 2003
Caps	$108,501	October 2003	LIBOR 1-Month	7.00%	$—
Floors	$29,633	October 2003	CMT 2-Year	4.35	443

					$443

December 31, 2002
Caps	$111,799	October 2003	LIBOR 1-Month	7.00%	$—
Floors	$30,563	October 2003	CMT 2-Year	4.35	592

					$592

Foreign Currency Management

We enter into foreign currency derivatives to hedge our investments in foreign subsidiaries that own residual interests backed by residential loans originated in the UK (“UK residuals”) and in our shopping center located in Halifax, Nova Scotia (the “Nova Scotia Shopping Center”). It is our policy to periodically adjust the amount of foreign currency derivative contracts we have entered into in response to changes in our investments in these assets. We have determined that the local currency of our investment in UK residuals and the Nova Scotia Shopping Center is the functional currency. Our foreign currency derivative financial instruments qualify for hedge accounting. Accordingly, we include the gains or losses in the net unrealized foreign currency translation in accumulated other

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2003
(Dollars in thousands, except share data)

comprehensive income in stockholders’ equity. The following table sets forth the terms and values of these foreign currency financial instruments at March 31, 2003 and December 31, 2002:

	Position	Maturity	Notional Amount	Strike Rate	Fair Value

March 31, 2003
Canadian Dollar currency futures	Short	June 2003	C$11,400	0.6800	$30
British Pound currency futures	Short	June 2003	£ 18,750	1.5900	330

					$360

December 31, 2002
Canadian Dollar currency futures	Short	March 2003	C$11,400	0.6390	$78
British Pound currency futures	Short	March 2003	£ 18,750	1.5599	(793)

					$(715)

NOTE 5 REGULATORY REQUIREMENTS

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. The Bank must follow specific capital guidelines stipulated by the OTS, which involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At March 31, 2003, the minimum regulatory capital requirements were:

•

Tangible and core capital of 1.50% and 3.00% of total adjusted assets, respectively, consisting principally of stockholders’ equity, but excluding most intangible assets, such as goodwill and any net unrealized gains or losses on debt securities available for sale. Effective April 1, 1999, the OTS minimum core capital ratio provides that only those institutions with a Uniform Financial Institution Rating System rating of “1” are subject to a 3.00% minimum core capital ratio. All other institutions are subject to a 4.00% minimum core capital ratio.

•

Risk-based capital consisting of core capital plus certain subordinated debt and other capital instruments and, subject to certain limitations, general valuation allowances on loans receivable, equal to 8.00% of the value of risk-weighted assets.

At March 31, 2003 the Bank was “well capitalized” under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be categorized as “well capitalized,” the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the following table. The Bank’s capital amounts and classification are subject to review by federal regulators regarding components, risk-weightings and other factors. There are no conditions or events since March 31, 2003 that we believe have changed the Bank’s category.

Following an examination by the OTS in late 1996 and early 1997, the Bank committed to the OTS to maintain a core capital (leverage) ratio and a total risk-based capital ratio of at least 9.00% and 13.00%, respectively. The Bank continues to be in compliance with this commitment as well as with the regulatory capital requirements of general applicability (as indicated in the table below). Based on discussions with the OTS, the Bank believes that this commitment does not affect its status as a “well-capitalized” institution, assuming the Bank’s continued compliance with the regulatory capital requirements required to be maintained by it pursuant to such commitment.

Following the completion of the annual safety and soundness examination of the OTS in 2000, we submitted a written business plan and budget to the OTS regarding our plans for the business, primarily that of the Bank, over the next several years. The primary focus of that plan was the reduction in our non-core business activities and the reduction of our deposit liabilities and long-term debt obligations as we focused on the growth of our fee-based business activities.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2003
(Dollars in thousands, except share data)

The OTS approved the initial plan in February 2001. Since that time, we submitted a revised plan to the OTS in April of 2002. Based on discussions with the OTS regarding the revised plan, we have committed to maintain our investment in mortgage servicing rights at approximately 60% of core capital (before any deduction thereto for servicing rights) at the Bank and 50% of stockholders’ equity on a consolidated basis. We regularly review actual results as compared to our plan with the OTS on a less formal basis.

The Plan included as its primary focus the reduction of risk through the sale or resolution of our non-core assets and the reduction of our reliance on brokered certificates of deposit as a source of funding. At this time, we have substantially satisfied the Plan because we have achieved the results agreed to with the OTS in both of these areas.

The following table summarizes the Bank’s actual and required regulatory capital at March 31, 2003:

	Actual		Minimum for Capital Adequacy Purposes		To be Well Capitalized for Prompt Corrective Action Provisions		Committed Capital Requirements

	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Stockholders’ equity, and ratio to total assets	16.57%	$163,959
Disallowed servicing assets		(9,849)
Disallowed deferred tax assets		(24,875)
Non-includable subsidiary		(854)

Tier 1 (core) capital and ratio to adjusted total assets	13.46%	128,381	4.00%	$38,165	5.00%	$47,706	9.00%

Non-mortgage servicing assets		(2,501)

Tangible capital and ratio to tangible assets	13.23%	$125,880	1.50%	$14,274

Tier 1 capital and ratio to risk-weighted assets	16.61%	$128,381			6.00%	$46,378

Allowance for loan and lease losses		9,777
Qualifying subordinated debentures		13,400

Tier 2 capital		23,177

Total risk-based capital and ratio to risk- weighted assets	19.61%	$151,558	8.00%	$61,837	10.00%	$77,296	13.00%

Total regulatory assets		$989,722

Adjusted total assets		$954,128

Tangible assets		$951,627

Risk-weighted assets		$772,962

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2003
(Dollars in thousands, except share data)

NOTE 6 INTEREST INCOME AND EXPENSE BEFORE PROVISION FOR LOAN LOSSES

	Three Months

For the three months ended March 31,	2003	2002

Interest income
Interest earning cash and other	$50	$93
Federal funds sold and repurchase agreements	318	579
Trading securities	4,865	4,358
Loans	372	5,435
Match funded loans and securities	1,152	2,249

	6,757	12,714

Interest expense
Deposits	4,865	8,617
Securities sold under agreements to repurchase	3	126
Bonds – match funded agreements	1,306	1,910
Obligations outstanding under lines of credit	764	1,042
Notes, debentures and other interest bearing obligations	2,388	4,701

	9,326	16,396

Net interest expense before provision for loan losses	$(2,569)	$(3,682)

NOTE 7 BUSINESS SEGMENT REPORTING

An operating segment is defined as a component of an enterprise (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (c) for which discrete financial information is available.

A brief description of our segments follows:

Core Businesses

•

Residential Loan Servicing. Through this business we provide loan servicing including asset management and resolution services, to third party owners of subprime residential mortgage and “high loan to value” loans for a fee. We acquire the rights to service loans and obtain such rights by purchasing them outright or by entering into sub-servicing contracts.

•

OTX. Through this segment we provide technology solutions for the mortgage and real estate industries. OTX products include a residential loan servicing system (REALServicing™), a commercial loan servicing system (REALSynergy™) and an Internet based mortgage loan processing and vendor management system (REALTransSM).

•

Ocwen Realty Advisors (ORA). Through ORA we provide residential property valuation services.

•

Unsecured Collections. This core business conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired at a discount in 1999 and 2000.

•

Global Outsourcing. This new business segment began operations in December 2002. Global Outsourcing provides business process outsourcing services to third parties and leverages the operational capacity of our facilities in India.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2003
(Dollars in thousands, except share data)

•

International Operations. This segment is being reported as a business segment for the first time this quarter. In 2003, this segment primarily represents the results of operations of Global Servicing Solutions, LLC, our new joint servicing venture with Merrill Lynch for the servicing of assets in various countries. Results for the first quarter of 2002 primarily reflect a one time consulting project for the government of Jamaica.

Non-Core Businesses

•

Residential Discount Loans. This segment consisted of operations to acquire at a discount and subsequently resolve sub-performing and non-performing residential mortgage loans. We completed our last acquisition of residential loans in 2000. Based on the relative insignificance of the non-core assets remaining in this segment, the remaining assets of this business and any related income or loss arising from their resolution have been included in the Corporate Items and Other segment beginning January 1, 2003.

•

Commercial Finance. This segment comprised operations to acquire sub-performing commercial loans at a discount, as well as operations to invest in and reposition under performing real estate assets. No assets have been acquired since 2000; since that time, this business has consisted of the repositioning, management and resolution of the remaining assets.

•

Affordable Housing. Includes our investments, primarily through limited partnerships, in qualified low-income rental housing for the purpose of obtaining Federal income tax credits pursuant to Section 42 of the Code. Except to complete those projects in which an investment had already been made, we ceased making investments in properties in 2000.

•

Subprime Finance. In August 1999, we closed our domestic subprime origination business, which had been conducted primarily through OFS. Previously, activities of this segment included our acquisition and origination of single family residential loans to non-conforming borrowers. We have continued to manage and resolve the remaining non-core assets.

Corporate Items and Other

This segment includes business activities that are individually insignificant, interest income on cash and cash equivalents, interest expense on corporate assets, gains and losses from debt repurchases, trading gains or losses associated with our collateralized mortgage obligation (“CMO”) trading portfolio and general corporate expenses.

We allocate interest income and expense to each business segment for the investment of funds raised or funding of investments made taking into consideration the duration of such liabilities or assets. We also make allocations of non-interest expense generated by corporate support services to each business segment based upon our estimate of time and effort spent in the respective activity.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2003
(Dollars in thousands, except share data)

Financial information for our segments is as follows for the dates indicated:

	Net Interest Income (Expense)	Provision for Loan Losses	Non-Interest Income	Non-Interest Expense	Pre-Tax Income (Loss)	Total Assets

At or for the three months ended March 31, 2003

Core businesses
Residential Loan Servicing	$(4,887)	$—	$30,583	$16,449	$9,248	$590,105
OTX	—	—	2,473	5,801	(3,327)	6,826
Ocwen Realty Advisors	(3)	—	3,821	2,803	1,015	869
Unsecured Collections	—	—	2,852	1,535	1,317	178
Global Outsourcing	—	—	350	270	81	214
International Operations	(22)	—	692	1,821	(1,151)	10,703

	(4,912)	—	40,771	28,679	7,183	608,895

Non-core businesses
Commercial Finance	(2,300)	(84)	1,979	2,422	(2,659)	195,977
Affordable Housing	(837)	145	350	1,648	(2,280)	67,799
Subprime Finance	4,487	—	(605)	11,367	(7,485)	37,425

	1,350	61	1,724	15,437	(12,424)	301,201

Corporate Items and Other	993	105	175	2,692	(3,161)	331,951

	$(2,569)	$166	$42,670	$46,808	$(8,402)	$1,242,047

At or for the three months ended March 31, 2002

Core businesses
Residential Loan Servicing	$(4,402)	$—	$30,164	$18,213	$7,548	$511,610
OTX (1)	—	—	1,531	6,814	(5,282)	9,530
Ocwen Realty Advisors	—	—	4,111	3,591	520	1,686
Unsecured Collections	—	(65)	2,614	1,735	943	83
Global Outsourcing	—	—	—	—	—	—
International Operations	—	—	1,379	879	500	936

	(4,402)	(65)	39,799	31,232	4,229	523,845

Non-core businesses
Residential Discount Loans	2,372	(2,137)	(1,841)	1,757	910	65,900
Commercial Finance	(850)	2,712	1,362	2,220	(4,419)	327,662
Affordable Housing	(1,694)	169	247	16,368	(17,983)	113,322
Subprime Finance	1,750	—	3,405	462	4,693	52,722

	1,578	744	3,173	20,807	(16,799)	559,606

Corporate Items and Other	(858)	—	(1,403)	2,998	(6,922)	493,442

	$(3,682)	$679	$41,569	$55,037	$(19,492)	$1,576,893

(1)

For the three months ended March 31, 2002, non-interest income of OTX includes $977 of revenues charged to other business segments.

NOTE 8 COMMITMENTS AND CONTINGENCIES

At March 31, 2003, we had commitments of $447 to fund construction loans secured by multi-family properties. In addition, we had commitments under outstanding letters of credit in the amount of $210. Through our investment in subordinated securities and subprime residual securities, which had a fair value of $35,685 at March 31, 2003, we support senior classes of securities.

On April 20, 1999, a complaint was filed on behalf of a putative class of public shareholders of the Company in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida against OCN and OAC. On April 23, 1999, a complaint was filed on behalf of a putative class of public shareholders of OAC in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida, against OAC and certain directors of OAC. The plaintiffs in both complaints sought to enjoin consummation of the acquisition of OAC by OCN. The

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2003
(Dollars in thousands, except share data)

cases were consolidated, and on September 13, 1999 a consolidated amended complaint was filed. The injunction was denied, and on October 14, 1999 OCN was dismissed as a party. Plaintiffs’ remaining claims were for damages for alleged breaches of common law fiduciary duties. In October 2001, the parties reached an agreement in principle, which provides for a payment to plaintiffs in the amount of $475 in complete settlement off all claims for damages and attorney’s fees and costs. The agreement in principle also requires us to pay a share of certain additional administrative costs attendant to the settlement, in an amount not yet determined. The agreement in principle is subject to the approval of the Court. This matter is not expected to have a material impact on our financial statements.

The former owners of Admiral Home Loan (“Claimants”) filed a Demand for Arbitration against OCN and William C. Erbey claiming damages in the amount of $21,250 arising out of a 1997 acquisition agreement pursuant to which a subsidiary of OCN acquired all the assets of Admiral Home Loan. The Claimants amended their Demand to include a claim for Civil Theft under Florida statutes for which treble damages are sought. An evidentiary hearing on the matter was concluded before a three-person arbitration panel on February 24, 2003. On March 11, 2003, the Parties submitted post-hearing findings of fact and conclusions of law to the arbitration panel, which took the matter under advisement. In a 2 to 1 decision issued on April 24, 2003, the arbitration panel awarded the Claimants $6,000 plus interest and costs. In the first quarter of 2003, we established a reserve in the amount of $10,000 including attorney fees as a result of this award.

We are subject to various other pending legal proceedings. In our opinion, the resolution of these other claims will not have a material effect on the consolidated financial statements.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

General

OCN is a financial services company headquartered in West Palm Beach, Florida. Our primary business is the servicing and special servicing of nonconforming, subperforming and nonperforming residential and commercial mortgage loans. We also specialize in the development of related loan servicing technology and software for the mortgage and real estate industries.

OCN is a registered savings and loan holding company subject to regulation by the OTS. The Bank is subject to regulation by the OTS, its chartering authority, and by the Federal Deposit Insurance Corporation (“FDIC”) as a result of its membership in the Savings Association Insurance Fund, which insures the Bank’s deposits up to the maximum extent permitted by law. The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System and is currently a member of the Federal Home Loan Bank (“FHLB”) of New York, one of the 12 regional banks that comprise the FHLB System.

We operate one bank branch in Fort Lee, New Jersey. This location, which provides most of our retail banking services, is primarily focused on the issuance of retail certificates of deposit that serve as a supplementary source of financing for us. We do not conduct loan origination activities in the Fort Lee branch. In prior years, we had also issued brokered certificates of deposit from our offices in West Palm Beach, Florida. However, we ceased the issuance of brokered deposits in the summer of 2000 and have since paid off our maturing brokered deposits as they have come due. We also currently operate several of our core businesses primarily in the Bank: Residential Loan Servicing, ORA and portions of Unsecured Collections. In addition, our non-core Affordable Housing business operates in the Bank, as does a portion of our non-core Commercial Finance business. Despite the reduction in our reliance on brokered certificates of deposit as a funding source, the retail deposits issued by our banking operation continue to provide an important source of financing for these business activities. See “Liquidity, Commitments and Off-Balance Sheet Risks” for additional discussion of brokered and non-brokered deposits as a source of funding.

The following discussion of our consolidated financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1 herein.

Recent Developments

In April 2003, we obtained a $20,000 mortgage loan secured by an office building in Jacksonville, Florida that we report as an investment in real estate. The loan matures in May 2005, but we may extend the term of the loan, at our option, to May 2008. The loan bears interest based on LIBOR plus 350 basis points with a floor of 5.75%.

Also in April 2003, we entered into a $60,000 secured credit agreement that may be used to fund servicing advances and acquisitions of servicing rights. The amount of this agreement may be increased to a maximum of $200,000 if increased commitments from existing lenders or new commitments from prospective lenders can be obtained. The agreement matures April 2004 and bears interest at LIBOR plus 162.5 basis points for funding of servicing advances or 225 basis points for funding of acquisitions of servicing rights.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

Selected Consolidated Financial Information

			Increase (Decrease)

Balance Sheet Data	March 31, 2003	December 31, 2002	$	%

Total assets	$1,242,047	$1,222,242	$19,805	2%
Trading securities, at fair value	46,649	58,895	(12,246)	(21)
Investments in real estate	59,133	58,676	457	1
Affordable housing properties	13,311	15,319	(2,008)	(14)
Loans, net	80,891	76,857	4,034	6
Match funded assets, net	160,371	167,744	(7,373)	(5)
Real estate owned, net	55,816	62,039	(6,223)	(10)
Advances on loans and loans serviced for others	281,286	266,356	14,930	6
Mortgage servicing rights	166,855	171,611	(4,756)	(3)
Total liabilities	881,780	853,497	28,283	4
Deposits	428,159	425,970	2,189	1
Escrow deposits on loans and loans serviced for others	89,216	84,986	4,230	5
Bonds-match funded agreements	140,569	147,071	(6,502)	(5)
Obligations outstanding under lines of credit	100,000	78,511	21,489	28
Notes, debentures and other interest-bearing obligations	81,210	81,210	—	—
Minority interest in subsidiary	1,515	1,778	(263)	(15)
Capital Securities	56,249	56,249	—	—
Stockholders’ equity	302,503	310,718	(8,215)	(3)

	At or for the Three Months Ended March 31,

			Favorable/(Unfavorable)

Operations Data	2003	2002	$	%

Net income (loss)	$(8,446)	$(4,492)	$(3,954)	(88)%
Net interest income (expense)	(2,569)	(3,682)	1,113	31
Provision for loan losses	166	679	513	76
Non-interest income	42,670	41,569	1,101	3
Non-interest expense	46,808	55,037	8,229	15
Distributions on Capital Securities	1,529	1,663	134	8
Income tax expense	307	1,166	859	74
Effect of change in accounting principle	—	16,166	(16,166)	(100)
Per Common Share
Net loss
Basic and diluted	$(0.13)	$(0.07)	$(0.06)	(86)%
Stock price
High	$3.40	$8.48	$(5.08)	(60)%
Low	2.71	6.47	(3.76)	(58)%
Close	3.02	6.59	(3.57)	(54)%
Key Ratios
Annualized return on average assets	(2.73)%	(1.12)%	N/A	(144)%
Annualized return on average equity	(10.92)%	(4.67)%	N/A	(134)%
Efficiency ratio (1)	116.73%	145.27%	N/A	20%
Core (leverage) capital ratio	13.46%	14.38%	N/A	(6)%
Risk-based capital ratio	19.61%	23.09%	N/A	(15)%

(1)

The efficiency ratio represents non-interest expense divided by the sum of net interest income or expense before provision for loan losses and non-interest income.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

Overview of Risks and Related Critical Accounting Policies

For the past several years, we have been undergoing a fundamental transition in the nature of our business. In late 1999 and early 2000, we began the execution of our overall strategic plan to shift our business activities away from capital-intensive businesses involving the purchase or origination of loans, real estate and related assets toward less capital-intensive businesses that generate fee-based revenues. As a result, we generally ceased to originate or invest in assets in certain of our business segments (“non-core businesses”) unless contractually committed. However, we continued to actively manage and resolve the remaining assets in these segments. As of March 31, 2003, our core and non-core businesses were as follows:

Core Businesses	Non-Core Businesses
Residential Loan Servicing	Commercial Finance
Ocwen Technology Xchange (“OTX”)	Subprime Finance
Ocwen Realty Advisors (“ORA”)	Affordable Housing
Unsecured Collections
Global Outsourcing
International Operations

Additionally, we account for certain items of revenue and expense that are not directly related to a business unit in our Corporate Items and Other segment. Included in our Corporate Items and Other segment is interest income on cash and cash equivalents, interest expense on corporate assets, gains and losses from debt repurchases, trading gains or losses associated with our collateralized mortgage obligation (“CMO”) trading portfolio and general corporate expenses.

Principal Risk Factors. A discussion of the principal risk factors that relate to our businesses and that may affect future results is disclosed on pages 16 through 19 in the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our Annual Report on Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies. Our strategies to exit non-core businesses and grow core businesses are affected by risks in the marketplace. Further, our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of these risks or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks; an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. A summary of our more subjective and complex accounting policies as they relate to our overall business strategy are discussed on pages 19 and 20 of the Management’s Discussion and Analysis of Results of Operations and Financial Condition section of our Annual Report on Form 10-K for the year ended December 31, 2002. Our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

General. We recorded a net loss of $(8,446) for the first quarter of 2003, as compared to a net loss of ($4,492) for the first quarter of 2002. Our loss per share was $(0.13) for the first quarter of 2003, as compared with a loss per share of $(0.07) for the first quarter of 2002.

The loss for we incurred for the first quarter of 2003 included a $10,000 charge recorded to establish a reserve for the Admiral Home Loan arbitration settlement, as discussed in Note 8 to the Interim Consolidated Financial Statements. As disclosed in Note 2 to the Interim Consolidated Financial Statements, results for the first quarter of 2002 included a net increase to income of $16,166 representing the after-tax effect of a change in accounting principle resulting from the adoption of SFAS No. 141 and No. 142. This is comprised of a credit to income of $18,333 for the reversal of negative goodwill and a write-down of $2,167 (net of tax benefit of $1,166) of unamortized goodwill and intangible assets at OTX. The combined pre-tax income of our core business segments improved by $2,954 in the first quarter of 2003 as compared to 2002. In spite of the $10,000 Admiral Home Loan arbitration loss, pre-tax losses of our non-core segments declined on a combined basis during the first quarter of 2003 primarily because of reduced asset loss provisions on commercial and affordable housing assets. Losses in our Corporate Items segment also declined in the first quarter of 2003. We discuss these segment results in detail in our review of segment profitability, which follows.

Segment Profitability. In general, we have ceased conducting any new business activities related to our non-core businesses, although we are actively engaged in the sale or other resolution of the remaining non-core assets. These assets are comprised of loans,

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

real estate owned (REO), investments in real estate, securities held in our residual and subordinate trading portfolio and affordable housing properties. The $2,954 increase in combined pre-tax income from our core business segments in the first quarter of 2003 as compared to 2002 is primarily due a decline in OTX losses and an increase in Residential Loan Servicing income, offset in part by a loss in International Operations. Pre-tax operating losses of our non-core segments declined on a combined basis by $4,375 during the first quarter of 2003 as compared to 2002 largely because of reduced asset loss provisions on commercial and affordable housing assets, offset in part by the Admiral Home Loan arbitration settlement.

The following tables present the pre-tax income (loss) and total assets for each of our reportable segments at and for the dates indicated:

	Pre-Tax Income (Loss)

For the three months ended March 31,	2003	2002

Core businesses
Residential Loan Servicing	$9,248	$7,548
OTX	(3,327)	(5,282)
Ocwen Realty Advisors	1,015	520
Unsecured Collections	1,317	943
Global Outsourcing	81	—
International Operations	(1,151)	500

	7,183	4,229

Non-core businesses
Residential Discount Loans	—	910
Commercial Finance	(2,659)	(4,419)
Affordable Housing	(2,280)	(17,983)
Subprime Finance	(7,485)	4,693

	(12,424)	(16,799)

Corporate Items and Other	(3,161)	(6,922)

	$(8,402)	$(19,492)

	Total Assets

	March 31, 2003	December 31, 2002

Core businesses
Residential Loan Servicing	$590,105	$579,114
OTX	6,826	6,172
Ocwen Realty Advisors	869	532
Unsecured Collections	178	296
Global Outsourcing	214	6
International Operations	10,703	5,366

	608,895	591,486

Non-Core Businesses
Residential Discount Loans	—	44,833
Commercial Finance	195,977	196,269
Affordable Housing	67,799	62,093
Subprime Finance	37,425	41,949

	301,201	345,144

Corporate Items and Other	331,951	285,612

	$1,242,047	$1,222,242

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

The following table summarizes our remaining investment in non-core assets, which are included in the total asset amounts presented above:

	Non-Core Assets

	March 31, 2003	December 31, 2002

Non-Core Businesses
Residential Discount Loans	$—	$4,633
Commercial Finance	189,631	190,602
Affordable Housing (1)	19,292	21,548
Subprime Finance	31,870	33,447
Corporate Items and Other	4,043	—

	$244,836	$250,230

(1)

At March 31, 2003 and December 31, 2002, properties with a carrying value of $2,887 and $4,458 respectively, were subject to sales contracts that had not yet met the accounting criteria for sales treatment.

The following is a discussion of the pre-tax income (loss) for each of our reportable business segments.

Residential Loan Servicing. Through this core business we provide loan servicing, including asset management and resolution services, to third party owners of subprime residential mortgage and “high loan to value” loans for a fee. We acquire the rights to service loans and obtain such rights by purchasing them outright or by entering into sub-servicing contracts. Results for the first quarter of 2003 as compared to the first quarter of 2002 reflect growth in the volume of mortgage loans serviced as shown in the table below.

	2003	2002

No. of loans at March 31	325,408	309,809
Unpaid principal balance at March 31	$30,208,128	$23,521,166
Average unpaid principal balance for the three months ended March 31	$30,335,450	$22,824,080

Selected information

For the three months ended March 31,	2003	2002

Net interest expense	$4,887	$4,402
Servicing and other fees	30,207	29,597
Non-interest expense	16,449	18,213

•

The trend of increasing net interest expense reflects increases in the average balance of advances and servicing rights, which do not earn interest. See “Net interest Income (Expense)” for additional information regarding average balances.

•

In spite of the current low interest rate environment, pre-tax income increased by $1,700 in the first quarter of 2003 as compared to 2002 largely because of volume growth and expense reduction efforts. See “Non-Interest Income – Servicing and Other Fees” for a detail of the principal components of servicing and other fees.

•

Non-interest expense decreased by $1,764 or 10% in the first quarter of 2003 as compared to 2002 despite the fact that the number of assets we serviced increased. This in part reflects reduced labor costs resulting from our expanding India operations. At March 31, 2003 we had approximately 664 active servicing staff in India as compared to 255 at March 31, 2002. Non-interest expense for the first quarter of 2002 included a provision of $1,000 related to the settlement of a class action litigation claim.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

OTX. Through this core segment we provide technology solutions for the mortgage and real estate industries. OTX products include a residential loan servicing system (REALServicing), a commercial loan servicing system (REALSynergy) and an internet-based mortgage loan processing application and vendor management system (REALTrans). The losses incurred by this segment, which began its operations in 1998, are a result of our continuing investment in the development and marketing of these technology products. The decline in the loss incurred for the first quarter of 2003 as compared to 2002 is largely the result of ongoing cost reduction efforts, including expanded use of our India resources.

Selected information

For the three months ended March 31,	2003	2002

Non-interest income	$2,473	$1,531
Non-interest expense	5,801	6,814

•

The increase in non-interest income in the first quarter of 2003 as compared to 2002 was largely due to a $646 increase in transaction fees resulting from an increase in REALTrans transaction volumes.

•

The $1,013 or 15% decline in non-interest expenses in the first quarter of 2003 as compared to 2002 primarily reflects a $1,036 decline in compensation and employee benefit costs.

Ocwen Realty Advisors. Through ORA we provide residential property valuation services. Results for the first quarter of 2003 reflect an improvement in pre-tax profit of $495 or 95% over 2002.

Selected information

For the three months ended March 31,	2003	2002

Non-interest income	$3,821	$4,111
Non-interest expense	2,803	3,591

•

Our increased profitability reflects an improved gross margin as valuation expenses declined from 73% of revenues in the first quarter of 2002 to 56% in the first quarter of 2003.

Unsecured Collections. This core business conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired at a discount in 1999 and 2000. We accounted for collections of our unsecured credit card receivables portfolio under the cost recovery method through the end of 2001, when we reduced the net book value of these unsecured receivables to zero as a result of collections and additional reserves.

Selected information

For the three months ended March 31,	2003	2002

Non-interest income	$2,852	$2,614
Non-interest expense	1,535	1,735

Non interest income includes the following:

•

Collections of $856 and $1,406 on our unsecured receivable portfolio during the first quarter of 2003 and 2002, respectively.

•

Third party fees of $1,959 and $1,208 during the first quarter of 2003 and 2002, respectively.

Global Outsourcing. This new business segment began operations in December 2002 and recorded pre-tax income of $81 in the first quarter of 2003. Global Outsourcing provides business process outsourcing services to third parties and leverages the operational capacity of our facilities in India.

International Operations. This segment, which is being reported as a core business segment for the first time this quarter, recorded a pre-tax loss of $1,151 in the first quarter of 2003. In the first quarter of 2002, International Operations reported pre-tax income of $500. In 2003, this segment primarily represents the results of operations of Global Servicing Solutions, LLC, our new joint servicing venture with Merrill Lynch for the servicing of assets in various countries. Results for the first quarter of 2002 primarily reflect a one time consulting project for the government of Jamaica.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

Residential Discount Loans. Based on the relative insignificance of the non-core assets remaining in this segment, the remaining assets of this business and any related income or loss arising from their resolution have been included in the Corporate Items and Other segment beginning January 1, 2003. Results for this non-core segment reflect the sale and resolution of loans and real estate owned as part of our ongoing strategy to exit capital-intensive businesses. This segment consisted of operations to acquire at a discount and subsequently resolve sub-performing and non-performing residential mortgage loans. We completed our last acquisition of residential discount loans in 2000. See “Changes in Financial Condition – Loans, Net.” This business held non-core assets of $4,633 at December 31, 2002.

Selected information

For the three months ended March 31,	2003	2002

Net interest income	$—	$2,372
Provision for loan losses	—	(2,137)
Non-interest income
Loss on interest earning assets, net	—	2,009
Gain on real estate owned, net	—	164
Non-interest expense	—	1,757

•

Loss on interest earning assets is primarily comprised of losses from the sale of loans.

Commercial Finance. Results for this non-core segment reflect our continuing exit from our loan and real estate businesses. We have not purchased any commercial assets since 2000. With the exception of loans made to facilitate the sale of our own assets, we have also not originated any loans since 2000. See “Changes in Financial Condition - Loans, Net.” Since then, this business has consisted of the management, repositioning, and resolution of the remaining non-core assets. At March 31, 2003, the $189,631 of non-core assets remaining in this business consisted of 18 loan and real estate assets and an unrated subordinate security with a fair value of $2,577. These 18 assets consisted of eight loans totaling $73,676, five REO properties totaling $54,244 and five investments in real estate totaling $59,133. Of the 18 remaining assets, the five largest amount to $138,221, or 74%, of the total. While we believe that additional sales will occur during 2003, it is probable that some properties will not be sold until 2004 or later.

We regularly assess the value of our remaining assets and provide additional loss reserves or impairment charges as appropriate. Combined reserves on our remaining commercial loans and REO balances at March 31, 2003 amounted to 24% of the book value of such assets, consistent with reserve levels at December 31, 2002.

Selected information

For the three months ended March 31,	2003	2002

Net interest expense	$2,300	$850
Provision for loan losses	(84)	2,712
Non-interest income
Gain (loss) on real estate owned, net	356	(4,189)
Loss on other non-interest earning assets, net	—	161
Net operating gains on investments in real estate	893	4,654
Non-interest expense	2,422	2,220

•

The increase in net interest expense is consistent with the decline in loans as a result of sales, repayments and resolutions as well as the growing proportion of assets in this segment that do not earn interest.

•

The loss on REO for the first quarter of 2002 included a provision for loss in fair value of $5,200. The gain on REO for the first quarter of 2003 included a negative provision for loss in fair value of $350 resulting primarily from the recapture of reserve on a hotel property sold in January 2003. Reserves on our five remaining commercial REO properties at March 31, 2003 amounted to 31% of book value. This compares to reserve levels of 30% of book value on six properties at December 31, 2002.

•

Because of sales and resolutions of loans accounted for as investments in real estate, net operating gains on investments in real estate have declined. Equity in earnings of loans accounted for as investments in real estate amounted to $353 and $3,417 during the first quarter of 2003 and 2002, respectively. See “Changes in Financial Condition – Investments in Real Estate”.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

Affordable Housing. Historically, we invested in affordable housing properties primarily through a series of limited partnerships. Except to complete those projects in which an investment had already been made, we ceased making investments in properties in 2000 as part of our shift in strategy to fee-based businesses and because the volume of tax credits being generated was exceeding our ability to utilize them effectively. Since that time, we began marketing each of these properties for sale. As a result of sales and increased reserve levels, our investment in affordable housing properties had been reduced to $13,311 at March 31, 2003 from $15,319 at December 31, 2002. Of the remaining balance, $2,887 relates to a property that is subject to a sales contract that has not yet met the accounting criteria for sales treatment. In addition, this segment has $5,981 of loans outstanding for limited partnership properties that we do not consolidate in our financial statements. While we cannot project sales with certainty, we believe that it is possible that we will sell the remaining properties before the end of 2003 and that new sources of financing will be established to repay the remaining loan balances. We regularly assess the carrying value of our remaining assets and provide additional loss reserves as appropriate. At March 31, 2003, our combined reserves associated with affordable housing properties and loans amounted to 49% of the remaining book value of such assets as compared to 48% at December 31, 2002.

Selected information

For the three months ended March 31,	2003	2002

Net interest expense	$837	$1,694
Provision for loan losses	145	169
Net operating losses on investments in certain affordable housing properties	657	15,681

•

Net interest expense has declined primarily because finance charges have declined as affordable housing properties have been sold. This trend was offset in part by an increase in receivables, which also are not interest-bearing, arising from sales.

•

Net operating losses have declined primarily because of a decline in charges we recorded for estimated losses on the sale of the properties. These charges amounted to $432 and $15,296 during the first quarter of 2003 and 2002, respectively. The reserves associated with our remaining properties amounted to 52% at March 31, 2003 as compared to 50% at December 31, 2002. See “Changes in Financial Condition – Affordable Housing Properties.”

Subprime Finance. We were engaged in domestic subprime residential loan origination prior to ceasing originations in August of 1999; however, we have continued to manage and resolve the remaining non-core assets. At March 31, 2003, the non-core assets remaining in this business consisted primarily of trading securities with a fair value of $31,618. These securities are presently generating income and return of principal through cash flows.

Selected information

For the three months ended March 31,	2003	2002

Interest income	$4,831	$2,913
Interest expense	344	1,163
Gain (loss) on trading securities, net	(605)	3,403
Non-interest expense	11,367	462

•

The increase in interest income during the first quarter of 2003 as compared to 2002 is primarily the result of a $1,900 increase in interest payments received on unrated single family subprime residual securities.

•

The decline in interest expense is consistent with the declines in securities and loan balances.

•

Net gains on trading securities of $3,403 for the first quarter of 2002 included $4,406 of realized gains from sales.

•

The $10,905 increase in non-interest expense during the first quarter of 2003 as compared to 2002 is primarily due to the $10,000 Admiral Home Loan arbitration loss and related legal expenses. See Note 8 to the Interim Consolidated Financial Statements for additional information regarding this litigation.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

Corporate Items and Other. Pre-tax results for this segment include business activities that are individually insignificant, interest income on cash and cash equivalents, interest expense on corporate assets, gains and losses from debt repurchases, trading gains or losses associated with our CMO trading portfolio and general corporate expenses. The table below presents the more significant amounts included in each of the periods indicated.

Selected information

For the three months ended March 31,	2003	2002

Interest income	$1,558	$2,005
Interest expense	565	2,863
Distributions on Capital Trust Securities	1,529	1,663
Corporate expense	2,610	4,649

•

The decline in interest income in the first quarter of 2003 primarily reflects the impact of a declining short-term interest rate environment and a decline in the average balance of our CMO portfolio, offset in large part by interest income on match funded loans transferred from the Residential Discount Loan segment on January 1, 2003.

•

Net interest expense in the first quarter of 2003 declined primarily as a result of significant debt repurchases during the fourth quarter of 2002 and the ongoing reduction in brokered deposits.

•

Corporate expenses declined in the first quarter of 2003 primarily as a result of a reduction in technology and other operating expenses retained in this segment. The decline in these expenses resulted primarily from cost savings initiatives that we completed in the fourth quarter of 2002.

See Note 7 to the Interim Consolidated Financial Statements, included in Item 1 herein, for additional information related to our operating segments.

Net Interest Income (Expense). Net interest income (expense) is the difference between the interest income earned from our interest-earning assets and the interest expense incurred on our interest-bearing liabilities. Net interest income (expense) is determined by net interest spread (i.e., the difference between the yield earned on our interest-earning assets and the rates incurred on our interest-bearing liabilities), the relative amount of interest-earning assets and interest-bearing liabilities and the degree of mismatch in the maturity and repricing characteristics of our interest-earning assets and interest-bearing liabilities.

In addition to interest income reported in this caption, we also earn interest on the balance of custodial accounts we hold in connection with our Residential Loan Servicing business. These amounts are reported as servicing fees and are not included in the following information. See “Segment Profitability - “Residential Loan Servicing”.

Our net interest income and net interest margin have been declining since 1999. This trend reflects a decline in the ratio of interest-earning assets to interest-bearing liabilities, which has fallen from 98% in 1999 to 44% in the first quarter of 2003 (61% in the first quarter of 2002). Both our acquisition of OAC in 1999 and our change in strategic direction from capital-intensive businesses to fee-based sources of income have contributed to an increase in the relative amount of non-interest-earning assets (such as real estate, advances on loans serviced for others and mortgage servicing rights) that are funded by interest-bearing liabilities. We expect this trend to continue as we dispose of our remaining non-core assets, a portion of which are interest-earning, and increase noninterest-earning assets of our core businesses. On the other hand, net interest spread actually improved during the first quarter of 2003 as compared to the first quarter of 2002 primarily as a result of debt we redeemed during November 2002 totaling $73,545, which had high rates of fixed interest expense.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

The following table sets forth, for the periods indicated, information regarding the total amount of income from our interest-earning assets and the resultant average yields, the interest expense associated with our interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. Information is based on average daily balances for the indicated periods:

	Three Months Ended March 31,

	2003			2002

	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

Average Assets
Interest earning cash and other	$11,848	$50	1.69%	$14,232	$93	2.61%
Federal funds sold and repurchase agreements	104,680	318	1.22	137,563	579	1.68
Trading securities
CMOs (AAA-rated)	16,119	(113)	(2.80)	135,871	1,314	3.87
Subordinates, residuals and other	36,854	4,978	54.03	66,638	3,044	18.27
Loans, net (1)	101,320	372	1.47	188,798	5,435	11.51
Match funded loans and securities	50,048	1,152	9.21	75,969	2,249	11.84

Total interest earning assets	320,869	6,757	8.42	619,071	12,714	8.21

Non-interest earning cash	87,922			53,918
Affordable housing properties	15,125			102,576
Real estate owned, net	57,275			111,332
Investment in real estate	58,774			109,645
Advances on loans and loans serviced for others	281,884			272,999
Mortgage servicing rights	170,818			103,461
Match funded advances on loans serviced for others	119,980			103,467
Other assets	127,510			127,249

Total assets	$1,240,157			$1,603,718

Average Liabilities and Stockholders Equity
Interest-bearing demand deposits	$16,630	60	1.44%	$11,952	68	2.28%
Savings deposits	1,557	3	0.77	1,411	3	0.85
Certificates of deposit	401,190	4,802	4.79	563,984	8,546	6.06

Total interest-bearing deposits	419,377	4,865	4.64	577,347	8,617	5.97
Securities sold under agreements to repurchase	1,000	3	1.20	27,499	126	1.83
Bonds-match funded agreements	143,733	1,306	3.64	153,542	1,910	4.98
Obligations outstanding under lines of credit	90,503	764	3.38	91,671	1,042	4.55
Notes, debentures and other	81,206	2,388	11.76	160,165	4,701	11.74

Total interest-bearing liabilities	735,819	9,326	5.07	1,010,224	16,396	6.49

Non-interest bearing deposits	4,881			5,807
Escrow deposits	89,765			79,469
Excess of net assets acquired over purchase price	—			1,478
Other liabilities	42,452			60,662

Total liabilities	872,917			1,157,640
Capital Securities	56,249			61,159
Minority interest	1,618			—
Stockholders’ equity	309,373			384,919

Total liabilities and stockholders’ equity	$1,240,157			$1,603,718

Net interest income (expense)		$(2,569)			$(3,682)

Net interest spread			3.35%			1.72%
Net interest margin			(3.20)%			(2.38)%
Ratio of interest-earning assets to interest-bearing liabilities	44%			61%

(1)

The average balances include non-performing loans, interest on which is recognized on a cash basis.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

For the three months ended March 31, 2003 vs. 2002	Favorable (Unfavorable) Variance Due To

	Rate	Volume	Total

Interest Income from Interest-Earning Assets
Interest earning cash and other	$(29)	$(14)	$(43)
Federal funds sold and repurchase agreements	(140)	(121)	(261)
Trading securities
CMOs (AAA-rated)	(944)	(483)	(1,427)
Subordinates, residuals and other	10,435	(8,501)	1,934
Loans	(3,307)	(1,756)	(5,063)
Match funded loans and securities	(433)	(664)	(1,097)

Total interest income from interest-earning assets	5,582	(11,539)	(5,957)

Interest Expense on Interest-Bearing Liabilities
Interest-bearing demand deposits	107	(99)	8
Savings deposits	1	(1)	—
Certificates of deposit	1,577	2,167	3,744

Total interest-bearing deposits	1,685	2,067	3,752
Securities sold under agreements to repurchase	32	91	123
Bonds-match funded agreements	488	116	604
Obligations outstanding under lines of credit	265	13	278
Notes, debentures and other interest-bearing obligations	(63)	2,376	2,313

Total interest expense on interest-bearing liabilities	2,407	4,663	7,070

Favorable (unfavorable) variance, net	$7,989	$(6,876)	$1,113

We incurred net interest expense before provision for loan losses of $(2,569) for the three months ended March 31, 2003 as compared to net interest expense of $(3,682) for the same period of the prior year, a favorable variance of $1,113 or 30%. This favorable variance was due to a decrease in the balance of our average interest–bearing liabilities and an increase in the net interest spread, offset by a decrease in the balance of our average interest-earning assets. The net interest spread increased 163 basis points as a result of a 21 basis-point increase in the weighted average yield on our interest-earning assets, and a 142 basis-point decline in the weighted average rate on our interest-bearing liabilities. The net impact of these rate changes was a $7,989 favorable variance. The average balance of our interest-earning assets decreased by $298,202 or 48% during the first quarter of 2003 and reduced interest income by $11,539. The average balance of our interest-bearing liabilities decreased by $274,405 or 27% during the first quarter of 2003 and decreased interest expense by $4,663. The net impact of these volume changes resulted in a $6,876 unfavorable variance.

	Average Balance		Increase (Decrease) $	Annualized Average Yield		Increase (Decrease) Basis Points

For the three months ended March 31,	2003	2002		2003	2002

Interest earning cash and other	$11,848	$14,232	$(2,384)	1.69%	2.61%	(92)
Federal funds sold and repurchase agreements	104,680	137,563	(32,883)	1.22%	1.68%	(46)
Trading securities
CMOs (AAA-rated)	16,119	135,871	(119,752)	(2.80)%	3.87%	(667)
Subordinates, residuals and other	36,854	66,638	(29,784)	54.03%	18.27%	3,576
Loans, net	101,320	188,798	(87,478)	1.47%	11.51%	(1,004)
Match funded loans and securities	50,048	75,969	(25,921)	9.21%	11.84%	(263)

	$320,869	$619,071	$(298,202)	8.42%	8.21%	21

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

Interest income we earned on loans decreased by $5,063 or 93% during the three months ended March 31, 2003 as compared to the same period of the prior year as a result of an $87,478 or a 46% decline in the average balance and a 1,004 basis-point decline in the average yield. Sales, foreclosures and the absence of acquisitions have resulted in the declines in the average balance of loans. Resolution income declined from $2,531 for the three months ended March 31, 2002 to $13 for the same period of 2003. In addition, there was an increase in the proportion of non-performing loans in the portfolio, on which we do not accrue interest. The yield on loans is likely to fluctuate from period to period as a result of the timing of resolutions, particularly the resolution of large multi-family residential and commercial real estate loans, and the mix of the overall portfolio between performing and non-performing loans. See “Changes in Financial Condition – Loans, Net.”

Interest income we earned on match funded loans and securities decreased $1,097 or 49% in the first quarter of 2003 as compared to the first quarter of 2002. This decrease was due to a $25,921 or 34% decline in the average balances and a 263 basis-point decline in the average yield. The decline in the average balances was primarily the result of principal repayments received on both the loans and securities. See “Changes in Financial Condition - Match Funded Assets”.

Interest income we earned from our combined securities portfolio increased from $4,358 during the three months ended March 31, 2002 to $4,865 in the same period of 2003, a $507 or 12% increase. The increase in interest income is primarily due to an increase in the average yield earned on subordinates and residuals, offset by a decline in the average balance of our investment in CMOs and in subordinates and residuals and a decline in the average yield earned on CMOs. The increase in the average yield on subordinate and residual securities is largely the result of sales of low-yielding unrated subprime residuals during 2002 and an increase in interest payments received on unrated single family subprime residuals during the first quarter of 2003. Our average investment in subordinates and residuals during the first quarter of 2003 declined $29,784 or 45% as compared to the first quarter of 2002. These declines in our average investment are primarily the result of sales, principal repayments and amortization. Our average investment in CMOs declined by $119,752, or 88%, as a result of principal maturities, principal repayments and amortization of premium. This trend reflects a reduced need to hold these securities to meet the Qualified Thrift Lender requirements. CMOs have less cash flow variability and their average lives and yields to maturity generally are more stable. Therefore, CMOs are priced to yield less than classes of mortgage-related securities such as subordinates and residuals that are less stable. The decline in the average yield on CMOs is primarily the result of declining interest rates and increased prepayments of the underlying mortgages that back the bonds. When prepayments occur faster than anticipated, as in the first quarter of 2003, the amortization of premiums paid when the bonds were purchased is accelerated resulting in a lower or negative yield.

	Average Balance		Increase (Decrease) $	Annualized Average Rate		Increase (Decrease) Basis Points

For the three months ended March 31,	2003	2002		2003	2002

Interest–bearing deposits	$419,377	$577,347	$(157,970)	4.64%	5.97%	(133)
Securities sold under agreements to repurchase	1,000	27,499	(26,499)	1.20%	1.83%	(63)
Bonds-match funded agreements	143,733	153,542	(9,809)	3.63%	4.98%	(135)
Obligations outstanding under lines of credit	90,503	91,671	(1,168)	3.38%	4.55%	(117)
Notes, debentures and other	81,206	160,165	(78,959)	11.76%	11.74%	2

	$735,819	$1,010,224	$(274,405)	5.07%	6.49%	(142)

Interest expense we incurred on our interest-bearing deposits decreased $3,752 or 44% during the three months ended March 31, 2003 as compared to the same period of the prior year due to a $157,970 or 27% decrease in the average balance and a 133 basis-point decline in the average rate. The decline in the average balance of deposits resulted primarily from maturing brokered certificates of deposit. We have not issued any new brokered certificates of deposit since 2000 and, at this time, do not intend to issue any such deposits in the foreseeable future. We plan to retain non-brokered deposits as a source of financing. See “Changes in Financial Condition – Deposits.”

Interest expense on notes, debentures and other interest-bearing obligations declined by $2,313 or 49% during the first quarter of 2003 as compared to the first quarter of 2002. This decline was due to a $78,959 or 49% decline in the average outstanding balance. The decline in average balance outstanding resulted primarily from our November 2002 call redemption of $40,000 of our 11.875% notes and $33,500 of our 12% subordinated debentures. See “Changes in Financial Condition – Notes, Debentures and Other Interest-Bearing Obligations.”

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

Interest expense we incurred on bonds-match funded agreements declined $604 or 32% during the three months ended March 31, 2003 as compared to the same period of the prior year as a result of a 134 basis-point decline in the average rate and a $9,809 or 6% decrease in the average balance outstanding. The decline in the average rates during the first quarter is largely due to declines in LIBOR. The decrease in the average balance is due to principal repayments. See “Changes in Financial Condition – Bonds – Match Funded Agreements.”

Provisions for Loan Losses. At March 31, 2003, our total net loan balance was $80,891 or 6.5% of total assets. Of the balance remaining at March 31, 2003, $73,676 represents eight non-residential loans held in our Commercial Finance segment and $5,981 represents three multi-family loans held in our Affordable Housing segment. Because of the small number of remaining loans, we are able to perform a specific risk assessment on each Commercial Finance and Affordable Housing loan. Our risk assessment of Commercial Finance loans includes a review of the underlying loan collateral, general and local economic conditions, property type risk, borrower’s capacity and willingness to pay, and projections of prospective cash flows based on property-specific events. For loans held in our Affordable Housing business, we project the amounts to be realized from the disposition of the property to determine the appropriate allowance for loan losses. We also analyze the historical trends in the gains or losses on disposition and resolution of loans as compared to the allowance for loan losses at the time of disposition and resolution. The results of this analysis are also taken into consideration in evaluating the allowance for loan losses on the remaining loans. The allowance for loan losses is management’s best estimate of probable inherent loan losses incurred as of March 31, 2003. Provisions we record for losses on our loans are charged to operations to maintain an allowance for losses on our loans at a level we consider adequate based upon an evaluation of known and inherent risks in such portfolios, as described above.

The following table presents the provisions for loan losses for the periods indicated:

For the three months ended March 31,	2003	2002

Loans
Residential Discount Loans	$—	$(2,117)
Affordable Housing	145	169
Commercial Finance	(84)	2,712
Unsecured Collections	—	(65)
Corporate Items and Other	113	—

	174	699
Match funded loans
Residential Discount Loans	—	(20)
Corporate Items and Other	(8)	—

	$166	$679

The decline in the provision we recorded on loans during the three months ended March 31, 2003 as compared to the same period in 2002 is primarily due to sales and resolutions of residential and commercial loans. As indicated in the table below, we have maintained our allowance as a percentage of loan value at March 31, 2003 consistent with December 31, 2002. The increase in our allowance as a percentage of loan value since March 31, 2002 occurred primarily during the second and fourth quarters of 2002.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

The following table sets forth the allowance for loan losses as a percentage of the respective loan balances by business segment at the dates indicated:

	Allowance	Loan Balance	Allowance as a % of Loans

March 31, 2003
Loans
Affordable Housing	$4,573	$10,554	43.3%
Commercial Finance	16,088	89,764	17.9%
Corporate Items and Other	149	1,384	10.8%

	20,810	101,702	20.5%
Match funded loans
Corporate Items and Other	136	34,083	0.4%

	$20,946	$135,785	15.4%

December 31, 2002
Loans
Residential Discount Loans	$154	$1,584	9.7%
Affordable Housing	4,428	10,657	41.6%
Commercial Finance	16,179	85,377	19.0%

	20,761	97,618	21.3%
Match funded loans
Residential Discount Loans	144	38,129	0.4%

	$20,905	$135,747	15.4%

March 31, 2002
Loans
Residential Discount Loans	$387	$3,531	11.0%
Affordable Housing	1,438	16,636	8.6%
Commercial Finance	6,052	138,314	4.4%

	7,877	158,481	5.0%
Match funded loans
Residential Discount Loans	148	49,400	0.3%

	$8,025	$207,881	3.9%

For additional information regarding our allowance for loan losses on the above portfolios, see “Changes in Financial Condition – Allowance for Loan Losses.” For information relating to our valuation allowance on real estate owned, see “Changes in Financial Condition – Real Estate Owned.”

Non-Interest Income. The following table sets forth the principal components of our non-interest income during the periods indicated:

For the three months ended March 31,	2003	2002

Servicing and other fees	$37,648	$35,725
Gain (loss) on interest earning assets, net	—	(1,777)
Gain (loss) on trading and match funded securities, net	(423)	2,791
Gain (loss) on real estate owned, net	256	(4,112)
Gain (loss) on other non-interest earning assets, net	294	(748)
Net operating gains (losses) on investments in real estate	893	4,654
Gain (loss) on repurchase of debt	—	4
Equity in income (loss) of investment in unconsolidated entities	37	(9)
Other income	3,965	5,041

	$42,670	$41,569

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

Servicing and Other Fees. Our servicing and other fees are primarily comprised of fees we earned from investors for servicing residential mortgage loans on their behalf. The increase in servicing fees during the first quarter of 2003 as compared to the first quarter of 2002 is largely due to the growth in residential loans we service for others. The average unpaid principal balance of all loans we serviced amounted to $31,423,966 and $23,713,655 during the three months ended March 31, 2003 and 2002, respectively. The following table sets forth the principal components of our servicing and other fees by segment for the periods indicated:

For the three months ended March 31,	2003			2002

	Residential Loan Servicing	Other Segments	Total	Residential Loan Servicing	Other Segments	Total

Loan servicing and related fees
Loan servicing fees	$39,610	$2,317	$41,927	$31,278	$1,399	$32,677
Late charges	8,890	319	9,209	6,840	239	7,079
Interest on custodial accounts (1)	1,839	—	1,839	1,606	—	1,606
Special servicing fees	654	—	654	1,430	(76)	1,354
Compensating interest expense (2)	(5,964)	—	(5,964)	(4,071)	—	(4,071)
Amortization of servicing rights (3)	(21,179)	—	(21,179)	(10,625)	(109)	(10,734)
Other, net	1,201	843	2,044	(53)	390	337

	25,051	3,479	28,530	26,405	1,843	28,248
Other fees
Property valuation fees (ORA)	—	3,821	3,821	—	4,234	4,234
Default servicing fees	973	47	1,020	1,282	—	1,282
Retail banking fees	1,727	3	1,730	958	7	965
Other	2,456	91	2,547	952	44	996

	$30,207	$7,441	$37,648	$29,597	$6,128	$35,725

(1)

Interest we earned on custodial accounts during the holding period between collection of borrower payments and remittance to investors.

(2)

A servicer of securitized loans is typically obligated to pay the securitization trust the difference between a full month of interest and the interest collected on loans that are repaid before the end of a calendar month.

(3)

The increase in amortization expense reflects an increase in our purchases of rights to service loans for others. See “Changes in Financial Condition – Mortgage Servicing Rights”.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

The following table sets forth loans we serviced at the dates indicated:

	Subprime Loans (1)		Other Loans		Total

	Amount	No. of Loans	Amount	No. of Loans	Amount	No. of Loans

March 31, 2003
Performing (2)
Residential servicing	$26,558,450	275,755	$1,038,726	16,817	$27,597,176	292,572
Commercial servicing	—	—	467,873	292	467,873	292

	$26,558,450	275,755	$1,506,599	17,109	$28,065,049	292,864

Non-performing (2)
Residential servicing	$2,394,015	29,285	$216,937	3,551	$2,610,952	32,836
Commercial servicing	—	—	523,941	338	523,941	338

	$2,394,015	29,285	$740,878	3,889	$3,134,893	33,174

Total loans serviced for others
Residential servicing	$28,952,465	305,040	$1,255,663	20,368	$30,208,128	325,408
Commercial servicing	—	—	991,814	630	991,814	630

	$28,952,465	305,040	$2,247,477	20,998	$31,199,942	326,038

December 31, 2002
Performing (2)
Residential servicing	$26,817,731	282,926	$1,089,109	17,204	$27,906,840	300,130
Commercial servicing	—	—	752,722	407	752,722	407

	$26,817,731	282,926	$1,841,831	17,611	$28,659,562	300,537

Non-performing (2)
Residential servicing	$2,565,823	31,626	$261,014	4,277	$2,826,837	35,903
Commercial servicing	—	—	582,964	238	582,964	238

	$2,565,823	31,626	$843,978	4,515	$3,409,801	36,141

Total loans serviced for others
Residential servicing	$29,383,554	314,552	$1,350,123	21,481	$30,733,677	336,033
Commercial servicing	—	—	1,335,686	645	1,335,686	645

	$29,383,554	314,552	$2,685,809	22,126	$32,069,363	336,678

(1)

Subprime loans represent loans we service which were made by others to borrowers who did not qualify under guidelines of the Fannie Mae and Freddie Mac (“nonconforming loans”).

(2)

Non-performing loans serviced for others have been delinquent for 90 days of more. Performing loans serviced for others are current or have been delinquent for less than 90 days.

Loss on Interest Earning Assets, Net. For the three months ended March 31, 2002 the net loss resulted primarily from $(2,009) of losses on sales of residential discount loans.

Gain on Trading and Match Funded Securities, Net. The gain on trading and match funded securities, net, includes both unrealized gains and losses on securities and realized gains and losses resulting from sales thereof. Changes in fair value are reported in income in the period of change.

For the three months ended March 31,	2003	2002

Unrealized gain (loss)
Trading securities	$(296)	$(1,252)
Match funded securities	(127)	176

	(423)	(1,076)

Realized gain (loss)
Trading securities	—	3,867
Match funded securities	—	—

	—	3,867

	$(423)	$2,791

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

Gain (Loss) on Real Estate Owned, Net. The following table sets forth the results of our real estate owned (which does not include investments in real estate that are discussed below), during the periods indicated:

For the three months ended March 31,	2003	2002

Gains on sales	$79	$1,562
Provision for losses in fair value	298	(6,122)
Operating income (expense), net (1)	(121)	448

	$256	$(4,112)

(1)

Includes rental income and expenses associated with holding and maintaining properties.

The results of our real estate owned for the periods presented above reflect a decline in the number of properties owned. See “Changes in Financial Condition – Real Estate Owned” for additional information regarding real estate owned and related reserves for losses in fair value.

Net Operating Gains (Losses) on Investments in Real Estate. The following table sets forth the results of our investment in real estate operations during the periods indicated:

For the three months ended March 31,	2003	2002

Operating income, net (1)	$540	$1,237
Equity in earnings (losses) of loans accounted for as investments in real estate (2)	353	3,417

	$893	$4,654

(1)

The decline in operating income for the first quarter of 2003 as compared to 2002 is primarily the result of our sale of our shopping center located in Bradenton, Florida during 2002. See “Changes in Financial Condition – Investments in Real Estate.”

(2)

The decrease in equity in earnings during the first quarter of 2003 related to certain loans accounted for as investments in real estate is primarily due to significant resolution gains earned in connection with the repayment of loans during the first quarter of 2002.

Other Income. The following table sets forth the principal components of other income for the periods indicated:

For the three months ended March 31,	2003	2002

Collections of credit card receivables	$856	$1,406
Consulting fees (1)	94	1,398
Software revenue (2)	2,473	473
Brokerage commissions (3)	414	619
Other	128	1,145

	$3,965	$5,041

(1)

In the first quarter of 2002, these fees consisted principally of consulting fees earned as advisor to Jamaica’s Financial Sector Adjustment Company in the resolution or liquidation of non-performing loans and real estate assets.

(2)

Software revenues earned by OTX from unaffiliated customers. These amounts exclude revenues earned from other consolidated affiliates, which have been eliminated in consolidation. See Note 7 to the Interim Consolidated Financial Statements included in Item 1 herein.

(3)

Commissions earned from sales of real estate owned properties.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

Non-Interest Expense. The following table sets forth the principal components of our non-interest expense during the periods indicated:

For the three months ended March 31,	2003	2002

Compensation and employee benefits	$17,708	$21,074
Occupancy and equipment	2,830	2,714
Technology and communication costs	4,497	5,053
Loan expenses	3,535	3,935
Net operating losses on investments in affordable housing properties	657	15,681
Professional services and regulatory fees	15,284	4,596
Other operating expenses	2,297	1,984

	$46,808	$55,037

Compensation and Employee Benefits. The following table presents the principal components of compensation and benefits we incurred for the periods indicated:

For the three months ended March 31,	2003	2002

Salaries (1)	$11,975	$14,081
Bonuses (2)	2,870	2,394
Payroll taxes	1,234	1,515
Commissions	392	874
Insurance	520	667
Severance	81	508
Contract programmers	5	245
Relocation	229	120
Other	402	670

	$17,708	$21,074

(1)

Salaries includes fees paid for the services of temporary employees.

(2)

Bonus expense includes compensation related to stock options we granted to employees at an exercise price below fair market value.

Salary expense has declined during the first quarter of 2003 as compared to 2002 in spite of an increase in the average number of our employees. This is due in large part to our ongoing globalization initiative to reduce labor costs through the migration of certain functions (primarily in support of Residential Loan Servicing and OTX) to our offices in Bangalore and Mumbai, India. During the first quarter of 2003, we had an average of 1,839 employees, including an average of 876 in our India offices. For the first quarter of 2002, our total number of employees averaged 1,664 and included an average of 292 employees in our India locations. We are projecting additional growth in our India staff during 2003, dependent upon the growth of our business initiatives, primarily Global Outsourcing. The decline in salaries, in spite of the increase in the number of employees, is also the result of a change in the mix of our workforce in the United States to a greater concentration of clerical level employees. This change in mix has occurred as we have exited capital-intensive businesses in favor of fee-based businesses, primarily residential loan servicing.

Occupancy and Equipment. Occupancy and equipment costs consist principally of rents, depreciation, building maintenance, mail and delivery expenses and other costs of our office operations.

Technology and Communication Costs. Technology and communication costs consist primarily of depreciation on our computer hardware and software, technology-related consulting fees (primarily OTX), telephone expenses and amortization of capitalized software development costs.

Loan Expenses. Loan expenses are largely comprised of appraisal fees incurred in connection with property valuation services we provided through ORA. These appraisal fees declined by $856 during the first quarter of 2003 as compared to 2002. See “Segment Profitability – Ocwen Realty Advisors” for additional discussion of these costs. Loan expenses also include other miscellaneous expenses incurred in connection with loans we own and those we service for others. See “Changes in Financial Condition – Loans, Net.”

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

Net Operating Losses on Investments in Affordable Housing Properties. Net operating losses on our investments in affordable housing properties declined by $15,024 during the first quarter of 2003 as compared to the first quarter of 2002. This decline is primarily the result of lower charges that we recorded for expected losses from the sale of properties. These charges reflect revisions to completion cost estimates and modifications to projected sales results and amounted to $432 and $15,296 during the three months ended March 31, 2003 and 2002, respectively. See “Changes in Financial Condition – Affordable Housing Properties”.

Professional Services and Regulatory Fees. Professional services and regulatory fees are primarily comprised of legal fees and settlements, non-technology related consulting fees, audit fees and insurance. Professional services and regulatory fees increased by $10,688 during the first quarter of 2003 as compared to the first quarter of 2002. This increase is primarily the result of the $10,000 reserve established in connection with the arbitration award to the former owners of Admiral Home Loan, as well as additional related legal fees. See Note 8 to the Interim Consolidated Financial Statements included in Item 1 for additional information regarding this award.

Other Operating Expenses. Other operating expenses primarily include travel costs, check processing and other deposit related costs, amortization of deferred costs and provisions for uncollectible receivables.

Distributions on Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. Cash distributions on the Capital Securities are payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 10.875%. We recorded $1,529 and $1,663 of distributions to holders of the Capital Securities during the three months ended March 31, 2003 and 2002, respectively. The decline in distributions is the result of repurchases during 2002. See Note 3 to the Interim Consolidated Financial Statements included in Item 1 and “Changes in Financial Condition - Company-Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company.”

Income Tax Expense (Benefit). The following table provides details of our income tax expense (benefit) for the periods indicated:

For the three months ended March 31,	2003	2002

Income tax benefit on loss before taxes and effect of change in accounting principle	$(2,851)	$(7,682)
Provision for valuation allowance on current year’s deferred tax asset	3,158	8,848

Income tax expense	307	1,166
Income tax benefit on effect of change in accounting principle	—	(1,166)

Total income tax expense	$307	$—

Total income tax expense of $307 for the first quarter of 2003 represents a tax payment related to an investment in a non-economic tax residual security that has no book value. Excluding the effect of this tax payment, our effective tax rate was 0% for the three months ended March 31, 2003 and 2002. Income tax expense includes the effects of tax credits of $598 and $859 during the three months ended March 31, 2003 and 2002, respectively, resulting from our investment in affordable housing properties.

For the first quarter of 2002, income tax expense of $1,166 offsets the benefit of $1,166 related to the effect of the change in accounting principle recorded during the first quarter.

The provision for deferred tax asset valuation allowance is a non-cash charge increasing the aggregate valuation allowance based on our estimate under the applicable accounting rules of the amount of the deferred tax asset that we are more likely than not to realize.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

Changes in Financial Condition

Trading Securities. The following table sets forth the fair value of our trading securities at the dates indicated:

	March 31, 2003	December 31, 2002

Collateralized Mortgage Obligations and U.S. Treasury securities
Collateralized mortgage obligations (AAA-rated) (1)	$7,856	$20,540
U.S. Treasury securities	3,108	1,016

	$10,964	$21,556

Subordinates and residuals (2)
Single family residential
BB-rated subordinates	$594	$599
B-rated subordinates	597	606
Unrated subordinates	299	344
Unrated subprime residuals	31,618	33,213

	33,108	34,762
Commercial unrated subordinates	2,577	2,577

	$35,685	$37,339

(1)

During the three months ended March 31, 2003, CMO trading securities declined $12,684. This decline was primarily due to $13,066 of maturities and principal repayments.

(2)

During the three months ended March 31, 2003, subordinate and residual trading securities declined by $1,654. This decline was primarily due to principal repayments.

CMOs are like traditional debt instruments because they have stated principal amounts and traditionally defined interest-rate terms. Subordinate and residual interests in mortgage-related securities provide credit support to the more senior classes of the mortgage-related securities. Principal from the underlying mortgage loans generally is allocated first to the senior classes, with the most senior class having a priority right to the cash flow from the mortgage loans until its payment requirements are satisfied. To the extent that there are defaults and unrecoverable losses on the underlying mortgage loans, resulting in reduced cash flows, the most subordinate security will be the first to bear this loss. Because subordinate and residual interests generally have no credit support, to the extent there are realized losses on the mortgage loans comprising the mortgage collateral for such securities, we may not recover the full amount or, indeed, any of our initial investment in such subordinate and residual interests.

Subordinate and residual interests are affected by the rate and timing of payments of principal (including prepayments, repurchase, defaults and liquidations) on the mortgage loans underlying a series of mortgage-related securities. The rate of principal payments may vary significantly over time depending on a variety of factors, such as the level of prevailing mortgage loan interest rates and economic, demographic, tax, legal and other factors. Prepayments on the mortgage loans underlying a series of mortgage-related securities are generally allocated to the more senior classes of mortgage-related securities. Although in the absence of defaults or interest shortfalls all subordinates receive interest, amounts otherwise allocable to residuals generally are used to make payments on more senior classes or to fund a reserve account for the protection of senior classes until overcollateralization or the balance in the reserve account reaches a specified level. For residual interests in residential mortgage-backed securities, overcollateralization is the amount by which the collateral balance exceeds the sum of the bond principal amounts. Overcollateralization is achieved by applying monthly a portion of the interest payments of the underlying mortgages toward the reduction of the senior class certificate principal amounts, causing them to amortize more rapidly than the aggregate loan balance. Overcollateralization represents the first tier of loss protection afforded to the non-residual holders. To the extent not consumed by losses on more highly rated bonds, overcollateralization is remitted to the residual holders. In periods of declining interest rates, rates of prepayments on mortgage loans generally increase, and if the rate of prepayments is faster than anticipated, then the yield on subordinates will be positively affected and the yield on residuals will be negatively affected.

We periodically assess the carrying value of our subordinate and residual securities. There can be no assurance that our estimates used to determine the value of those securities will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed our estimates, the carrying value of the securities may be decreased during the period in which we recognized the disparity.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

The following table presents information regarding our subordinate and residual trading securities summarized by classification and rating at March 3, 2003:

Rating/Description (1)	Fair Value	Percent Owned by Ocwen	Anticipated Yield to Maturity at Purchase (2)(3)	Anticipated Yield to Maturity at 03/31/03 (2)(4)	Coupon	Anticipated Weighted Average Remaining Life (2)(5)

Single-family residential
BB-rated subordinates	$594	100.00%	16.80%	7.53%	6.24%	2.82
B-rated subordinates	597	100.00	17.43	25.09	6.46	1.81
Unrated subordinates	299	100.00	14.88	25.74	6.98	0.03
Unrated subprime residuals	31,618	100.00	18.68	42.92	N/A	4.78

	33,108
Commercial
Unrated subordinates	2,577	100.00	22.14	12.10	N/A	1.35

	$35,685

(1)

Refers to the credit rating designated by the rating agency for each securitization transaction. Classes designated “A” have a superior claim on payment to those rated “B”, which are superior to those rated “C.” Additionally, multiple letters have a superior claim to designations with fewer letters. Thus, for example, “BBB” is superior to “BB,” which in turn is superior to “B.” The lower class designations in any securitization will receive interest payments after senior classes and will experience losses before any senior class. The lowest potential class designation is “unrated” which, if included in a securitization, will always receive interest last and experience losses first.

(2)

Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. Because they do not have a stated maturity, we disclose the weighted average life of these securities.

(3)

Represents the effective yield from inception to maturity based on the purchase price and anticipated future cash flows under pricing assumptions.

(4)

Represents the effective yield based on the purchase price, actual cash flows received from inception until the respective date, and the then current estimate of future cash flows under the assumptions at the respective date. Changes in the March 31, 2003 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and loss assumptions.

(5)

Represents the weighted average life in years based on the March 31, 2003 book value.

The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie our subordinate and residual trading securities at March 31, 2003:

Description	U.K.	California	New Jersey	New York	Texas	Other (1)	Total

Single family residential	$79,496	$26,263	$29,106	$26,905	$23,847	$149,311	$334,928
Commercial	—	15,286	—	—	—	41,192	56,478
Multi-family	—	—	199	—	—	224	423

Total	$79,496	$41,549	$29,305	$26,905	$23,847	$190,727	$391,829

Percentage of total	20.3%	10.6%	7.5%	6.9%	6.1%	48.6%	100.00%

(1)

Consists of properties located in 46 other states, none of which aggregated over $15,985 in any one state.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

Investments in Real Estate. Our investments in real estate totaled $59,133 or 4.8% of total assets at March 31, 2003 and consisted of the following at the dates indicated:

	March 31, 2003	December 31, 2002

Properties held for investment
Office buildings	$27,607	$27,602
Retail	9,874	9,090
Building improvements	17,544	17,387
Tenant improvements and lease commissions	2,922	2,795
Furniture and fixtures	32	30

	57,979	56,904
Accumulated depreciation	(5,746)	(5,316)

	52,233	51,588
Commercial loans accounted for as investments in real estate	2,000	2,188
Investment in real estate partnerships	4,900	4,900

	$59,133	$58,676

Properties Held for Investment. Properties held for investment at March 31, 2003 and December 31, 2002 consisted of one office building located in Jacksonville, Florida and one shopping center located in Halifax, Nova Scotia. At March 31, 2003 the office building was approximately 63% leased and the shopping center was approximately 68% leased.

Loans Accounted for as Investments in Real Estate. We acquired certain acquisition, development and construction loans in January 2000 in which we participate in the expected residual profits of the underlying real estate, and where the borrower has not contributed substantial equity to the project. As such, we account for these loans under the equity method of accounting as though we have an investment in a real estate limited partnership. Our investment at March 31, 2003 and December 31, 2002 consisted of one loan.

Investments in Real Estate Partnerships. Our investment at March 31, 2003 and December 31, 2002 consisted of interests in two limited partnerships operating as real estate ventures, consisting of multi-family type properties.

Affordable Housing Properties. Historically, we invested in multi-family residential projects which have been allocated low-income housing tax credits under Section 42 of the Internal Revenue Code of 1986, as amended, by a state tax credit allocating agency. We ceased making new investments in 2000 as part of our shift in strategy to fee-based businesses and because the volume of tax credits being generated was exceeding our ability to utilize them effectively. Since that time, we also began marketing each of these properties for sale. As a result, our investment in affordable housing properties has been declining during the past three years and consisted of only six investments at March 31, 2003. The carrying values of our affordable housing investments amounted to $13,311 or 1.1% of total assets at March 31, 2003 and were comprised of the following at the dates indicated:

	March 31, 2003	December 31, 2002

Properties subject to sales agreements (1)	$2,887	$4,458
Properties not yet sold	10,424	10,861

Total	$13,311	$15,319

(1)

These sales agreements have not yet met all the accounting criteria to qualify for sales treatment.

The $2,008 decline in the balances during the three months ended March 31, 2003 was primarily due to sales of projects with a combined book value of approximately $1,598 and increased reserves for estimated losses from future sales.

The qualified affordable housing projects underlying our investments in low-income housing tax credit interests are geographically located throughout the United States. At March 31, 2003, our largest single investment was $6,063, which relates to a project located in N. Wildwood, New Jersey.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

Low-income housing tax credit partnerships in which we invest both as a limited and, through a subsidiary, as general partner are presented on a consolidated basis and totaled $3,112 and $3,357 at March 31, 2003 and December 31, 2002, respectively. Our investment in partnerships in which we invest only as a limited partner amounted to $10,199 and $11,962 at March 31, 2003 and December 31, 2002, respectively, and are accounted for using the equity method. We recorded a loss from operations after depreciation of $657 and $15,681 for the three months ended March 31, 2003 and 2002, respectively. These losses from operations include provisions to reserve for estimated losses on properties of $432 and $15,296, respectively. See “Results of Operations – Non-Interest Expense – Net Operating Losses on Investments in Affordable Housing Properties”.

Loans, Net. Our total net investment in loans of $80,891 at March 31, 2003 represents 6.5% of total assets. Originations in the first quarters of 2003 and 2002 represent loans we made to facilitate sales of real estate assets we owned and fundings of pre-existing commitments on construction loans. Otherwise, we have not originated or acquired any new loans since 2000. This reflects our strategy to dispose of assets associated with non-core business lines.

Composition of Loans, Net. The following table sets forth the composition of our loans by business segment and type of loan at the dates indicated:

	March 31, 2003	December 31, 2002

Residential Discount Loans (1)
Unpaid principal balance
Single family residential loans	$—	$2,163
Unaccreted discount and deferred fees	—	(579)
Allowance for loan losses	—	(154)

	—	1,430

Affordable Housing
Unpaid principal balance
Multi-family residential loans	10,554	11,003
Unaccreted discount and deferred fees	—	—
Undisbursed loan funds	—	(346)
Allowance for loan losses	(4,573)	(4,428)

	5,981	6,229

Commercial Finance
Unpaid principal balance
Office buildings	41,111	41,215
Hotels	17,668	11,668
Retail properties	27,350	27,500
Multifamily residential loans	15,215	15,215
Other properties	1,188	1,188

	102,532	96,786
Unaccreted discount and deferred fees	(12,768)	(11,409)
Allowance for loan losses	(16,088)	(16,179)

	73,676	69,198

Corporate Items and Other
Unpaid principal balance
Single family residential loans	2,040	—
Unaccreted discount and deferred fees	(657)	—
Allowance for loan losses	(149)	—

	1,234	—

Loans, net	$80,891	$76,857

(1)

Loans and all other assets of the Residential Discount Loans segment were transferred to the Corporate Items and Other segment, effective January 1, 2003.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

Loans are secured by mortgages on property located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing our loans were located at March 31, 2003:

	Corporate Items and Other	Affordable Housing	Commercial Finance	Total

Wisconsin	$—	$—	$23,884	$23,884
New York	204	—	21,156	21,360
Florida	—	774	6,360	7,134
Michigan	—	—	5,850	5,850
New Jersey	3	5,207	—	5,210
Other (1)	1,027	—	16,426	17,453

Total	$1,234	$5,981	$73,676	$80,891

(1)

Consists of properties located in 15 other states, none of which aggregated over $4,193 in any one state.

Activity in Loans. The following table sets forth our loan activity during the periods indicated:

For the three months ended March 31,	2003	2002

Amount
Balance at beginning of period	$76,857	$185,293
Originations (1)
Commercial Finance	6,000	16,569
Corporate Items and Other	312	—

	6,312	16,569

Resolutions and repayments (2)	(1,043)	(18,992)
Loans transferred to real estate owned	(94)	(7,338)
Sales	—	(49,830)
Decrease in undisbursed loan proceeds	346	696
(Increase) decrease in discount and deferred fees	(1,437)	21,622
(Increase) decrease in allowance for loan losses	(50)	2,537

Balance at end of period	$80,891	150,557

(1)

Commercial Finance originations represent loans made to facilitate sales of our own assets and fundings of construction loans we originated in prior years. Commercial originations during the first quarter of 2003 represents a single loan made to facilitate the sale of a hotel REO property. Commercial originations during the first quarter of 2002 included a loan of $9,153 that we made to facilitate the sale of three assisted living facilities. Originations in the Corporate Items and Other segment represent repurchases of single family loans previously sold.

(2)

Resolutions and repayments consists of loans that were resolved in a manner that resulted in partial or full repayment of the loan to us, as well as principal payments on loans that have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans that have not been resolved.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

The following table sets forth certain information relating to our non-performing loans at the dates indicated:

	March 31, 2003	December 31, 2002

Non-performing loans (1)
Corporate Items and Other	$1,383	$—
Residential Discount Loans	—	1,345
Affordable Housing	10,031	9,798
Commercial Finance	62,794	64,406

Total	$74,208	$75,549

Non-performing loans as a percentage of (1)
Total loans (2)	73.0%	77.4%
Total assets	6.0%	6.2%
Allowance for loan losses as a percentage of
Total loans (2)	20.5%	21.3%
Non-performing loans (1)	28.0%	27.5%

(1)

Loans which are contractually past due 90 days or more in accordance with the original terms of the loan agreement. We do not accrue interest on loans past due 90 days or more.

(2)

Total loans are net of unaccreted discount, unamortized deferred fees and undisbursed loan funds.

See “Changes in Financial Condition - Allowance for Loan Losses” below for additional information regarding the allowance for loan losses.

Match Funded Assets. Match funded assets are comprised of the following at the dates indicated:

	March 31, 2003	December 31, 2002

Single family residential loans (1)	$34,083	$38,129
Allowance for loan losses	(136)	(144)

Match funded loans, net	33,947	37,985

Match funded securities	5,327	8,057

Match funded advances on loans serviced for others
Principal and interest	64,421	66,524
Taxes and insurance	30,516	30,301
Others	26,160	24,877

	121,097	121,702

	$160,371	$167,744

(1)

Includes $2,393 and $3,120 of non-performing loans at March 31, 2003 and December 31, 2002, respectively.

We acquired single family residential match funded loans in connection with our acquisition of OAC. OAC had previously securitized these loans and transferred them to a real estate mortgage investment conduit on November 13, 1998. The transfer did not qualify as a sale for accounting purposes since we retained effective control of the loans transferred. Accordingly, we recorded the proceeds that we received from the transfer as a liability (bonds-match funded agreements). The $4,038 decline in the balance during the first quarter of 2003 was largely due to repayment of loan principal.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

The match funded loans are secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing our loans were located at March 31, 2003:

Michigan	$5,284
Texas	3,155
California	2,506
Florida	2,023
Massachusetts	1,969
Other (1)	19,146

Total	$34,083

(1)

Consists of properties located in 35 other states, none of which aggregated over $1,749 in any one state.

Match funded securities resulted from our transfer of four unrated residual securities to a trust on December 16, 1999 in exchange for non-recourse notes. The transfer did not qualify as a sale for accounting purposes since we retained effective control over the securities transferred. Accordingly, we reported the amount of proceeds we received from the transfer as a secured borrowing with pledge of collateral (bonds-match funded agreements). The decline of $2,730 in the balance during the first three months of 2003 was primarily due to principal repayments.

The following table presents information regarding our match funded securities at March 31,2003:

	Fair Value	Percent Owned	Original Anticipated Yield to Maturity	Anticipated Yield to Maturity at 30/31/03 (1)	Coupon	Anticipated Weighted Average Remaining Life(2)

Unrated residuals	$5,327	100.00%	17.84%	7.95%	N/A	6.63

N/A – Not Available

(1)

Changes in the March 31, 2003 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and, to a lesser extent, loss assumptions.

(2)

Equals the weighted average duration in years based on the March 31, 2003 book value.

The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie our match-funded securities at March 31, 2003:

Description	California	Florida	Illinois	New York	Oregon	Other (1)	Total

Single family residential	$24,322	$18,970	$9,154	$7,819	$7,250	$109,325	$176,840
Multi-family	835	249	307	508	—	2,662	4,561

Total	$25,157	$19,219	$9,461	$8,327	$7,250	$111,987	$181,401

Percentage of total	13.9%	10.6%	5.2%	4.6%	4.0%	61.7%	100.0%

(1)

Consists of properties located in 44 other states, none of which aggregated over $7,160 in any one state.

Match funded advances on loans serviced for others resulted from our transfer of certain residential loan servicing related advances to a third party in exchange for cash. The original and subsequent transfers did not qualify as a sale for accounting purposes since we retained effective control of the advances. Accordingly, we report the amount of proceeds we received from the transfers as a secured borrowing with pledge of collateral (bonds-match funded agreements.) See “Bonds-Match Funded Agreements.”

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

Allowances for Loan Losses. As discussed in the “Results of Operations – Provision for Loan Losses” section, we maintain an allowance for loan losses for each of our loans at a level that we consider adequate to provide for probable losses based upon an evaluation of known and inherent risks.

The following table sets forth the breakdown of the allowance for loan losses on our loans and match funded loans and the percentage of allowance and loans in each segment to totals in the respective portfolios at the dates indicated:

	March 31, 2003				December 31, 2002

	Allowance		Loan Balance		Allowance		Loan Balance

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Loans
Residential Discount loans	$—	—%	$—	—%	$154	1%	$1,584	2%
Affordable Housing	4,573	22%	10,554	10%	4,428	21%	10,657	11%
Commercial Finance	16,088	77%	89,764	88%	16,179	78%	85,377	87%
Corporate Items and Other	149	1%	1,384	2%	—	—%	—	—%

	$20,810	100%	$101,702	100%	$20,761	100%	$97,618	100%

Match funded loans
Corporate Items and Other	$136	100%	$34,083	100%	$144	100%	$38,129	100%

The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict use of the allowance to absorb losses in any other category.

The following table sets forth an analysis of activity in the allowance for loan losses relating to our loans during the three months ended March 31, 2003:

For the three months ended March 31,	2003	2002

Balance at beginning of period	$20,761	$10,414
Provision for loan losses	173	699
Charge-offs
Residential Discount Loans	—	(898)
Commercial Finance	(7)	(2,402)
Corporate Items and Other	(117)	—

Total charge-offs	(124)	(3,300)

Recoveries
Residential Discount Loans	—	64
Net charge-offs	(124)	(3,236)

Balance at end of period	$20,810	$7,877

Real Estate Owned, Net. REO, net, has been declining since 1998 as sales have more than offset loan foreclosures. At March 31, 3003 our portfolio of REO consisted of only 42 properties and totaled $55,816, or 4.5% of total assets. The absence of loan acquisitions since 2000 is the principal reason for the decline in foreclosures. Our REO consists almost entirely of properties we acquired by foreclosure or deed-in-lieu thereof on loans we previously acquired at a discount.

The following table sets forth the composition of our REO at the dates indicated:

	March 31, 2003	December 31, 2002

Residential Discount Loans	$—	$1,887
Commercial Finance	54,244	60,152
Corporate Items and Other	1,572	—

	$55,816	$62,039

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

The following table sets forth certain geographical information at March 31, 2003 related to our REO:

	Corporate Items and Other		Commercial Finance		Total

	Amount	No .of Properties	Amount	No. of Properties	Amount	No. of Properties

Florida	$—	—	40,948	1	$40,948	1
Michigan	3	2	12,761	3	12,764	5
California	—	—	535	1	535	1
Pennsylvania	408	6	—	—	408	6
New York	354	2	—	—	354	2
Other (1)	807	27	—	—	807	27

Total	$1,572	37	$54,244	5	$55,816	42

(1)

Consists of properties located in 16 other states, none of which aggregated over $176 in any one state.

The following tables set forth the activity in REO during the periods indicated:

For the three months ended March 31,	2003	2002

Amount
Balance at beginning of period	$62,039	$110,465
Properties acquired through foreclosure or deed-in-lieu thereof
Loans	95	7,338
Less discount transferred	(15)	(3,258)
Add advances transferred	12	169

	92	4,249

Capital improvements	419	786
Sales	(7,566)	(11,036)
Decrease (increase) in valuation allowance	832	(3,974)

Balance at end of period	$55,816	$100,490

For the three months ended March 31,	2003	2002

Number of Properties
Balance at beginning of period	$55	$389
Properties acquired through foreclosure or deed-in-lieu thereof	1	15
Sales	(14)	(172)

Balance at end of period	$42	$232

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

The following tables set forth the amount of time that we have held our REO at the dates indicated:

March 31, 2003	Commercial Finance		Corporate Items and Other		Total

	Net Book Value	Count	Net Book Value	Count	Net Book Value	Count

Holding Period
One to six months	$—	—	$62	1	$62	1
Seven to 12 months	—	—	132	1	132	1
13 to 24 months	12,761	3	245	10	13,006	13
Over 24 months	41,483	2	1,133	25	42,616	27

	$54,244	5	$1,572	37	$55,816	42

December 31, 2002	Commercial Finance		Residential Discount Loans		Total

	Net Book Value	Count	Net Book Value	Count	Net Book Value	Count

Holding Period
One to six months	$—	—	$—	—	$—	—
Seven to 12 months	—	—	176	3	176	3
13 to 24 months	18,616	4	609	19	19,225	23
Over 24 months	41,536	2	1,102	27	42,638	29

	$60,152	6	$1,887	49	$62,039	55

Our sales of REO resulted in gains (losses), net of the provision for loss, of $377 and $(4,560) during the first quarter of 2003 and 2002, respectively, which are included in determining our total net gain (loss) on REO. Commercial REO that we have held in excess of 24 months at March 31, 2003 primarily consisted of a single large retail shopping mall with a carrying value of $40,948. As anticipated, this property migrated into the over 24 month category in 2000 because it was being repositioned for sale. Commercial properties held for 13 to 24 months as of March 31, 2003 consisted of three hotels. The average period during which we held the REO which was sold during the quarters ended March 31, 2003 and 2002, was 27 months and 10 months, respectively.

We value properties acquired through foreclosure or by deed-in-lieu thereof at the lower of amortized cost or fair value less costs of disposition. We periodically reevaluate properties included in the our REO portfolio to determine that we are carrying them at the lower of cost or fair value less estimated costs to sell. We record holding and maintenance costs we incur related to properties as expenses in the period incurred. We recognize decreases in value in REO after acquisition as a valuation allowance. We reflect subsequent increases related to the valuation of REO as a reduction in the valuation allowance, but not below zero. We charge or credit to income, respectively, increases and decreases in the valuation allowance.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

The following table sets forth the activity, in aggregate, in the valuation allowances on real estate owned during the periods indicated:

For the three months ended March 31,	2003	2002

Balance at beginning of period	$25,644	$19,098
Provisions for losses	(298)	6,122
Sales	(302)	(1,157)
Charge-offs	(232)	(991)

Balance at end of period	$24,812	$23,072

Valuation allowance as a percentage of total gross real estate owned (1)	30.8%	18.7%

(1)

This increase in the ratio reflects an increasing valuation allowance and a declining balance of gross real estate owned. The valuation allowance has not declined proportionately primarily because of the large retail shopping mall that we are repositioning for sale, as discussed above, which had a valuation allowance of $21,519 at March 31, 2003. At December 31, 2002, the valuation allowance as a percentage of total gross real estate owned was 29.3%.

Advances on Loans and Loans Serviced for Others. Advances related to our loan portfolios and loans we serviced for others consisted of the following at the dates indicated:

	March 31, 2003	December 31, 2002

Loans
Taxes and insurance	$126	$136
Other	482	502

	608	638

Loans serviced for others
Principal and interest	60,377	63,326
Taxes and insurance	126,230	117,937
Other	94,071	84,455

	280,678	265,718

	$281,286	$266,356

The balances of advances on loans serviced for others do not include match funded advances that are transferred to a third party in a transaction that does not qualify as a sale for accounting purposes and that we account for as a secured borrowing. See “Changes in Financial Condition - Match Funded Assets”.

Mortgage Servicing Rights. The unamortized balance of our mortgage servicing rights is predominantly residential and decreased by $4,756 during the three months ended March 31, 2003 as amortization exceeded purchases. The following table sets forth the activity in our mortgage servicing rights during the periods indicated:

For the three months ended March 31,	2003	2002

Balance at beginning of period	$171,611	$101,107
Purchases	16,423	21,893
Amortization	(21,179)	(10,734)
Sales	—	(234)

Balance at end of period	$166,855	$112,032

At March 31, 2003, we serviced loans under approximately 347 servicing agreements for 21 clients. Purchases during the first quarter of 2003 were all residential, and $9,067 were acquired under flow agreements with third party lenders whereby we have committed to purchase newly originated mortgage servicing rights up to an agreed upon amount.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousands, except share data)

Other Assets. Other assets consisted of the following at the dates indicated:

	March 31, 2003	December 31, 2002

Accounts receivable
Affordable housing sales, net (1)	$41,545	$40,299
Trade, net (2)	12,238	10,819
Other	11,070	4,665

	64,853	55,783
Rent receivable	1,442	1,586
Accrued interest receivable	581	734
Intangible assets, net	3,634	4,010
Goodwill, net	1,618	1,618
Deferred debt issuance costs, net	2,038	2,202
Investment securities, at cost	4,693	5,361
Deferred tax asset, net (3)	7,805	8,387
Other	7,722	7,708

	$94,386	$87,389

(1)

Represents uncollected proceeds from the sale of Affordable Housing Properties. See “Changes in Financial Condition – Affordable Housing Properties”.

(2)

Trade receivables are principally generated by the operations of our Residential Loan Servicing, OTX, Ocwen Realty Advisors and Unsecured Collections business segments.

(3)

Deferred tax assets are net of valuation allowances. See “Results of Operations – Income Tax Expense (Benefit)”.

Deposits. The following table sets forth information related to our deposits at the dates indicated:

	March 31, 2003			December 31, 2002

	Amount	Weighted Average Rate	% of Total Deposits	Amount	Weighted Average Rate	% of Total Deposits

Non-interest bearing checking accounts	$6,052	— %	1.4%	$4,378	—%	1.0%
NOW and money market checking accounts	17,085	1.20%	4.0	17,720	1.20%	4.2
Savings accounts	1,403	1.00%	0.3	1,592	1.00%	0.4

	24,540		5.7	23,690		5.6

Certificates of deposit	404,138			402,917
Unamortized deferred fees	(519)			(637)

Total certificates of deposit	403,619	4.42%	94.3	402,280	4.89%	94.4

Total deposits	$428,159		100.0%	$425,970		100.0%

Certificates of deposit included $166,268 and $198,248 at March 31, 2003 and December 31, 2002, respectively, of brokered deposits originated through national, regional and local investment banking firms that solicit deposits from their customers, all of which are non-cancelable, except for brokered certificates of deposit with a face value of $18,194, which carry an interest rate of 6%, mature December 16, 2008 and are callable on their semiannual interest payment dates with thirty days notice. We have not issued any new brokered certificates of deposit since 2000 and, at this time, do not intend to issue any such deposits in the foreseeable future. We do however plan to retain non-brokered deposits as a source of financing our operations.

At March 31, 2003 and December 31, 2002, certificates of deposit with outstanding balances of $100 or more amounted to $147,904 and $125,451, respectively. Of those deposits at March 31, 2003, $68,555 were from political subdivisions in New Jersey and were secured or collateralized as required under state law. The following table sets forth the remaining maturities of our time deposits with balances of $100 or more at March 31, 2003:

Matures within three months	$65,435
Matures after three months through six months	16,480
Matures after six months through twelve months	51,572
Matures after twelve months	14,417

$147,904

Escrow Deposits on Loans and Loans Serviced for Others. Escrow deposits on our loans and loans we serviced for others amounted to $89,216 and $84,986 at March 31, 2003 and December 31, 2002, respectively. The balance consisted principally of custodial deposit balances representing collections that we made from borrowers for the payment of taxes and insurance premiums on mortgage properties underlying loans that we serviced for others. See “Results of Operations – Non-Interest Income - Servicing and Other Fees.”

Bonds-Match Funded Agreements. Bonds-match funded agreements represent proceeds received from transfers of loans, residual securities and advances on our loans serviced for others. Because we retained effective control over the assets transferred, these transfers did not qualify as sales for accounting purposes and, therefore, we report them as secured borrowings with pledges of collateral. Bonds-match funded agreements were comprised of the following at the dates indicated:

Collateral (Interest Rate)	March 31, 2003	December 31, 2002

Single family loans (LIBOR plus 65-70 basis points) (1)	$28,790	$32,217
Unrated residual securities (9.50%) (1)	5,327	8,057
Advances on loans serviced for others (LIBOR plus 160 basis points) (2)	106,452	106,797

	$140,569	$147,071

(1)

The decline in the balance outstanding during the three months ended March 31, 2003 was due to principal repayments, offset by amortization of discount.

(2)

Under the terms of the agreement, we are eligible to sell additional advances on loans serviced for others up to a maximum balance of $200,000.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousand, except share data)

Obligations Outstanding Under Lines of Credit. We have obtained a secured line of credit arrangements from an unaffiliated financial institution as follows at the dates indicated:

Collateral	Balance Outstanding	Amount of Facility	Committed Amount	Maturity Date	Interest Rate(1)

March 31, 2003
Advances on loans serviced for others	$100,000	$100,000	$100,000	April 2004	LIBOR + 200 basis points

December 31, 2002
Advances on loans serviced for others	$78,511	$100,000	$78,511	April 2003	LIBOR + 200 basis points

(1)

1-month LIBOR was 1.30% and 1.38% at March 31, 2003 and December 31, 2002, respectively.

This line of credit secured by advances on loans serviced for others was originally entered into during April 2001 to fund advances purchased in connection with our acquisitions of mortgage servicing rights.

Notes, Debentures and Other Interest-Bearing Obligations. Notes, debentures and other interest-bearing obligations mature as follows:

	March 31, 2003	December 31, 2002

2003
Loan due September 30 (LIBOR plus 250 basis-points or a minimum of 8%)	$4,235	$4,235
11.875% Notes due October 1	43,475	43,475
2005
12% Subordinated Debentures due September 15	33,500	33,500

	$81,210	$81,210

Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. The outstanding balance of the 10.875% Capital Securities due August 1, 2027 of $56,249 at March 31, 2003 is unchanged from December 31, 2002. See Note 3 to the Interim Consolidated Financial Statements included in Item 1 hereof.

Minority Interest in Subsidiary. Minority interest of $1,515 and $1,778 at March 31, 2003 and December 31, 2002, respectively, represents the investment by others in GSS, which we formed during the third quarter of 2002 to establish, license and operate distressed asset management servicing companies in various countries around the world. The minority interest represents 37% of the investment in these companies as of March 31, 2003.

Stockholders’ Equity. Stockholders’ equity decreased $8,215 or 3% during the three months ended March 31, 2003. The decrease was primarily due to the net loss of $8,446 for the first quarter of 2003. See Consolidated Statements of Changes in Stockholders’ Equity of the Interim Consolidated Financial Statements included in Item 1 herein.

Liquidity, Commitments and Off-Balance Sheet Risks

Our primary sources of funds for liquidity are:

• Deposits • Lines of credit • Match funded debt • Securities sold under agreements to repurchase	• Payments received on loans and securities • Proceeds from sales of assets • Servicing fees

We plan to retain non-brokered deposits as a source of financing our operations while at the same time reducing our reliance on brokered deposits. We plan to reduce this reliance by using proceeds from the sale of non-core assets to pay off maturing brokered deposits and by diversifying our funding sources through obtaining credit facilities for servicing rights and advances. Our ability to continue to attract new non-brokered deposits and rollover existing non-brokered deposits depends largely on our ability to compete with interest

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousand, except share data)

rates offered by other banks in the northern New Jersey area. In 2002 and during the first quarter of 2003, we were able to increase the amount of non-brokered deposits outstanding. If we are unable to maintain the amount of non-brokered deposits outstanding and must replace them with alternative sources of funds, it is likely that we would have to incur higher interest costs to fund our assets.

In the last several years, our Residential Loan Servicing business has grown through the purchase of servicing rights. Servicing rights entitle the owner to earn servicing fees and other types of ancillary income and impose various obligations on the servicer. Among these are the obligation to make advances for delinquent principal and interest, taxes, insurance and various other items that are required to preserve the assets being serviced.

Our ability to continue to grow our servicing business depends in part on our ability to obtain additional financing to purchase new servicing rights and to fund servicing advances. We currently use a variety of sources of debt to finance these assets, including deposits and credit facilities. Our credit facilities provide financing to us at amounts that are less than the full value of the related servicing advances that serve as the collateral for the credit facilities. If we cannot replace or renew these sources as they mature or obtain additional sources of financing, we may unable to acquire new servicing rights and make the associated advances.

Under a match funding agreement that we entered into on December 20, 2001, we are eligible to sell advances on loans serviced for others up to a maximum debt balance of $200,000 at any one time. At March 31, 2003 we had $106,452 of bonds-match funded agreements outstanding under this facility, which, if not renewed, will mature in December 2003. The sales of advances did not qualify as sales for accounting purposes; therefore, we report them as secured borrowings with pledges of collateral. We have accounted for additional sales under this facility in the same manner.

Under a revolving credit facility executed in April 2001 we have the right to pledge servicing advances as collateral for a loan up to $100,000. The facility, if not renewed, will mature in April 2004. The balance outstanding under this facility at March 31, 2003 was $100,000.

In April 2003, we obtained a $20,000 mortgage loan secured by our investment in office building in Jacksonville, Florida. The loan matures in May 2005, but we may extend the term of the loan, at our option, to May 2008. The loan bears interest based on LIBOR plus 350 basis points with a floor of 5.75%. We also entered into a $60,000 secured credit agreement that may be used to fund servicing advances and acquisitions of servicing rights. The amount of this agreement may be increased to a maximum of $200,000 if increased commitments from existing lenders or new commitments from prospective lenders can be obtained. The agreement matures April 2004 and bears interest at LIBOR plus 162.5 basis points for funding of servicing advances or 225 basis points for funding of acquisitions of servicing rights.

At March 31, 2003, we also had $205,136 of unrestricted cash and cash equivalents and $7,355 of short duration CMOs that we could use to secure additional borrowings. At March 31, 2003, we were eligible to borrow up to an aggregate of $50,000 from the FHLB of New York (based on the availability of acceptable collateral). We had no outstanding FHLB advances or securities we sold under agreements to repurchase from the FHLB at March 31, 2003 or December 31, 2002.

We closely monitor our liquidity position and ongoing funding requirements. Among the risks and challenges associated with our funding activities are the following:

•

Scheduled maturities of all certificates of deposit for the twelve months ending March 31, 2004, the twelve months ending March 31, 2005 and thereafter amount to $282,554, $87,871 and $33,194, respectively.

•

Expiration of existing collateralized line of credit in April 2004.

•

Maturity of our match funded servicing advance funding facility in December 2003, as discussed above.

•

Maturity of a note and loan totaling $47,710 in September and October 2003.

•

Potential extension of resolution and sale timelines for non-core assets in the current weak economic environment.

•

Ongoing cash requirements to fund operations of our holding company and OTX.

•

Cash requirements to fund our acquisition of additional servicing rights and related advances.

We believe that our existing sources of liquidity, including internally generated funds, will be adequate to fund our planned activities for the foreseeable future, although there can be no assurances in this regard. As discussed above, we continue to evaluate other sources of liquidity, such as lines of credit from unaffiliated parties, match funded debt and other secured borrowings.

Our operating activities provided $15,576 and $72,739 of cash flows during the first quarters of 2003 and 2002, respectively. During the foregoing periods, cash was generated from operating activities, despite the net losses recorded, for two reasons. First, the net

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in thousand, except share data)

losses included non-cash reserves and impairment charges in 2002 and depreciation of premises and equipment and amortization of purchased mortgage servicing rights in both years. Second, our securities portfolio generated positive cash flow through sales, interest and principal payments. The decline in cash flows provided by operating activities in the first quarter of 2003 was primarily the result of a decline in cash provided by our trading securities.

Our investing activities provided (used) cash flows totaling $(12,477) and $53,900 during the first quarters of 2003 and 2002, respectively. During the foregoing periods, cash flows from our investing activities were provided primarily from principal payments on our loans and proceeds from sales of loans and real estate. We used cash flows from our investing activities primarily to purchase mortgage servicing rights and fund loans made to facilitate the sales of real estate assets. The decline in net cash provided by investing activities is primarily due to a decline in principal payments received on loans and a decline in proceeds from sales of loans and real estate, offset in part by a decline in the amount of mortgage servicing rights purchased.

Our financing activities provided (used) cash flows of $21,406 and $(113,627) during the first quarters of 2003 and 2002, respectively. Cash flows related to our financing activities primarily resulted from changes in deposits, proceeds from obligations outstanding under lines of credit and repayment of match funded debt. The increase in cash provided by financing activities in the first quarter of 2003 is primarily related to the change in deposits. Deposits totaling $104,190 matured during the first quarter of 2002 while deposits actually increased by $6,419 during the first quarter of 2003.

Commitments. At March 31, 2003, we had $447 of commitments related to the funding of construction loans. We believe that we have adequate resources to fund all such unfunded commitments to the extent required and that substantially all of such unfunded commitments will be funded during 2003. See Note 8 to our Interim Consolidated Financial Statements.

Off-Balance Sheet Risks. In addition to commitments to extend credit, we are party to various off-balance sheet financial instruments in the normal course of our business to manage our interest rate risk and foreign currency exchange rate risk. See Note 4 to our Interim Consolidated Financial Statements and “Asset and Liability Management”.

We conduct business with a variety of financial institutions and other companies in the normal course of business, including counterparties to our off-balance sheet financial instruments. We are subject to potential financial loss if the counterparty is unable to complete an agreed upon transaction. We seek to limit counterparty risk through financial analysis, dollar limits and other monitoring procedures.

Regulatory Capital and Other Requirements

See Note 5 to our Interim Consolidated Financial Statements.

Recent Accounting Developments

For information relating to the effects of our adoption of recent accounting standards, see Note 2 to our Interim Consolidated Financial Statements.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk
(Dollars in thousand)

Asset and Liability Management

Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. Our objective is to attempt to control risks associated with interest rate and foreign currency exchange rate movements. In general, our strategy is to match asset and liability balances within maturity categories and to manage foreign currency rate exposure related to our investments in non-U.S. dollar functional currency operations in order to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates and foreign currency exchange rates change over time. Our Asset/Liability Management Committee (the “Committee”), which is composed of OCN’s directors and officers, formulates and monitors our asset and liability management in accordance with policies approved by OCN’s Board of Directors. The Committee meets to review, among other things, the sensitivity of our assets and liabilities to interest rate changes and foreign currency exchange rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities of investments and borrowings. The Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition.

The Committee’s methods for evaluating interest rate risk include an analysis of our interest rate sensitivity “gap,” which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2003. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except:

•

Adjustable-rate loans, performing discount loans and securities are included in the period in which they are first scheduled to adjust and not in the period in which they mature,

•

Fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model that we use and empirical data,

•

Non-performing discount loans reflect the estimated timing of resolutions that result in repayment to us,

•

NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on our detailed studies of each such category of deposit and

•

Escrow deposits and other non-interest bearing checking accounts, which amounted to $95,268 at March 31, 2003, are excluded.

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

	March 31, 2003

	Within Three Months	Four to Twelve Months	More Than One Year to Three Years	Three Years and Over	Total

Rate-Sensitive Assets
Interest-earning deposits	$51,665	$—	$—	$—	$51,665
Federal funds sold and repurchase agreements	100,000	—	—	—	100,000
Trading securities	5,818	11,303	14,803	14,725	46,649
Loans, net (1)	25,807	13,611	35,093	6,380	80,891
Investment securities, net	4,691	—	—	—	4,691
Match funded loans and securities (1)	908	20,952	7,302	10,112	39,274

Total rate-sensitive assets	188,889	45,866	57,198	31,217	323,170

Rate-Sensitive Liabilities
NOW and money market checking deposits	15,476	185	395	1,030	17,085
Savings deposits	102	200	396	704	1,403
Certificates of deposit	99,028	183,526	95,433	25,632	403,619

Total interest-bearing deposits	114,606	183,911	96,224	27,366	422,107
Bond-match funded loan agreements	137,184	3,385	—	—	140,569
Obligations outstanding under lines of credit	100,000	—	—	—	100,000
Notes, debentures and other	4,235	43,475	33,500	—	81,210

Total rate-sensitive liabilities	356,025	230,771	129,724	27,366	743,886

Interest rate sensitivity gap excluding financial instruments	(167,136)	(184,905)	(72,526)	3,851	(420,716)
Financial Instruments
Interest rate floors	—	443	—	—	443

Total rate-sensitive financial instruments	—	443	—	—	443

Interest rate sensitivity gap including financial instruments	$(167,136)	$(184,462)	$(72,526)	$3,851	$(420,273)

Cumulative interest rate sensitivity gap	$(167,136)	$(351,598)	$(424,124)	$(420,273)

Cumulative interest rate sensitivity gap as a percentage of total rate-sensitive assets	(51.72)%	(108.80)%	(131.24)%	(130.05)%

(1)

Balances have not been reduced for non-performing loans.

We have experienced an increasingly large negative interest rate sensitivity gap in recent years. This change has been the result of both our acquisition of OAC and our change in strategic focus away from capital-intensive businesses and into fee-based sources of income. The result has been an increase in the relative amount of noninterest–earning assets, such as real estate assets and loan servicing assets that are funded by interest-bearing liabilities. Consequently, the amount of the negative interest rate sensitivity gap may continue to increase as we continue the transition to fee-based businesses.

The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, “Management of Interest Rate Risk, Investment Securities, and Derivative Activities” (“TB 13a”). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value (“NPV”), which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio (“NPV Ratio”) allowable under current interest rates and hypothetical interest rate scenarios. An institution’s NPV Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in that scenario by the present value of the institution’s assets in that same scenario. The hypothetical scenarios are represented by immediate, permanent, parallel movements (shocks) in the term structure of interest rates of plus and minus 100, 200 and 300 basis points from the actual term structure observed at quarter end. The current NPV Ratio for each of the seven rate scenarios and the corresponding limits approved by OCN’s Board of Directors, and as applied to OCN, are as follows at March 31, 2003:

Item 3.

Quantitative and Qualitative Disclosures about Market Risk.
(Dollars in thousands)

Rate Shock in basis points	Board Limits (minimum NPV Ratios)	Current NPV Ratios

+300	5.00%	28.99%
+200	6.00%	28.85%
+100	7.00%	28.76%
0	8.00%	28.68%
-100	7.00%	28.49%
-200	6.00%	28.60%
-300	5.00%	28.73%

The Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and NPV and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by OCN’s Board of Directors, and as applied to OCN. The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 basis points, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with loans and securities are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the assets. When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. The base interest rate scenario assumes interest rates at March 31, 2003. Actual results could differ significantly from the OCN results estimated in the following table:

	Estimated Changes in

Rate Shock in basis points	Net Interest	NPV

+300	52.28%	—%
+200	34.86%	(0.13)%
+100	17.43%	(0.07)%
0	—%	—%
-100	(17.43)%	(0.45)%
-200	(34.86)%	0.39%
-300	(52.28)%	1.14%

The Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. These techniques include interest rate caps and floors and foreign currency futures contracts.

Interest Rate Risk Management. We have purchased amortizing caps and floors to hedge our interest rate exposure relating to match funded loans and securities. Those caps and floors had an aggregate notional amount of $108,501 and $29,633, respectively, at March 31, 2003, as compared with an aggregate notional amount of $111,799 and $30,563, respectively, at December 31, 2002.

See the “Interest Rate Management” section of Note 4 to the Interim Consolidated Financial Statements included in Item 1 herein (which is incorporated herein by reference) for additional disclosures regarding our interest rate derivative financial instruments.

Foreign Currency Exchange Rate Risk Management. We have entered into foreign currency futures to hedge our investments in foreign subsidiaries that own the shopping center located in Halifax, Nova Scotia and residual interests backed by residential loans originated in the UK.

See the “Foreign Currency Management” section of Note 4 to the Interim Consolidated Financial Statements included in Item 1 herein for additional disclosures regarding our foreign currency derivative financial instruments.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our reports under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Forward-Looking Statements

Certain statements contained herein are not, and certain statements contained in our future filings with the Securities and Exchange Commission (the “Commission”), in our press releases or in the our other public or shareholder communications may not be, based on historical facts and are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements, which are based on various assumptions (some of which are beyond our control), may be identified by reference to a future period(s) or by the use of forward-looking terminology such as “anticipate,” “believe,” “commitment,” “consider,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intend,” “in the event of,” “may,” “plan,” “propose,” “prospect,” “whether,” “will,” “would,” future or conditional verb tenses, similar terms, variations on such terms or negatives of such terms. Although we believe the anticipated results or other expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that those results or expectations will be attained. Actual results could differ materially from those indicated in such statements due to risks, uncertainties and changes with respect to a variety of factors, including, but not limited to, international, national, regional or local economic environments (particularly in the market areas where we operate), government fiscal and monetary policies (particularly in the market areas where we operate), prevailing interest or currency exchange rates, effectiveness of interest rate, currency and other hedging strategies, laws and regulations affecting financial institutions, investment companies and real estate (including regulatory fees, capital requirements, access for disabled persons and environmental compliance), uncertainty of foreign laws and potential political issues related to operations outside of the USA, competitive products, pricing and conditions (including from competitors that have significantly greater resources than our Company), credit, prepayment, basis, default, subordination and asset/liability risks, loan servicing effectiveness, ability to identify acquisitions and investment opportunities meeting our investment strategy, the course of negotiations and the ability to reach agreement with respect to the material terms of any particular transaction, satisfactory due diligence results, satisfaction or fulfillment of agreed upon terms and conditions of closing or performance, the timing of transaction closings, software integration, development and licensing, damage to our computer equipment and the information stored our data centers, availability of and costs associated with obtaining adequate and timely sources of liquidity, ability to repay or refinance indebtedness (at maturity or upon acceleration), to meet collateral calls by lenders (upon re-valuation of the underlying assets or otherwise), to generate revenues sufficient to meet debt service payments and other operating expenses, availability of discount loans and servicing rights for purchase, size of, nature of and yields available with respect to the secondary market for mortgage loans, financial, securities and securitization markets in general, adequacy of allowances for loan losses, changes in real estate conditions (including liquidity, valuation, revenues, rental rates, occupancy levels and competing properties), adequacy of insurance coverage in the event of a loss, other factors generally understood to affect the real estate acquisition, mortgage, servicing and leasing markets, securities investments and the software and technology industry, and other risks detailed from time to time in our reports and filings with the Commission, including our periodic reports on Forms 10-Q, 8-K and 10-K, which filings are available from the SEC. Given these uncertainties, readers are cautioned not to place undue reliance on such statements. We do not undertake, and specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Part II - Other Information

Item 1.

Legal Proceedings.

See “Note 8 Commitments and Contingencies” of Ocwen Financial Coporation’s Interim Consolidated Financial Statements.

Item 6.

Exhibits and Reports on Form 8-K.

(a)3

Exhibits.

2.1	Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)

3.1	Amended and Restated Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (3)

4.0	Form of Certificate of Common Stock (2)

4.1	Form of Indenture between OCN and Bank One, Columbus, NA as Trustee (2)

4.2	Form of Note due 2003 (Included in Exhibit 4.1) (2)

4.3	Certificate of Trust of Ocwen Capital Trust I (4)

4.4	Amended and Restated Declaration of Trust of Ocwen Capital Trust I (4)

4.5	Form of Capital Security of Ocwen Capital Trust I (Included in Exhibit 4.4) (4)

4.6	Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (4)

4.7	Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (Included in Exhibit 4.6) (4)

4.8	Form of Guarantee of the OCN relating to the Capital Securities of Ocwen Capital Trust I (4)

4.9	Form of Indenture between Ocwen Federal Bank FSB and The Bank of New York as Trustee (5)

4.10	Form of Subordinated Debentures due 2005 (5)

10.1	Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (6)

10.2	Ocwen Financial Corporation 1998 Annual Incentive Plan (7)

10.3	Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors (8)

10.4	Indemnity agreement, dated August 24, 1999, among OCN and OAC’s Board of Directors (9)

10.5	Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (9)

10.6	First Amendment to Agreement, dated March 31, 2000, between HCT Investments, Inc. and OAIC Partnership I, L. P. (9)

10.7	Form of Employment Agreement dated as of April 1, 2001, by and between Ocwen Financial Corporation and Arthur D. Ringwald (10)

99.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)

Incorporated by reference from the similarly described exhibit included with the Registrant’s Current Report on Form 8-K filed with the Commission on July 26, 1999.

(2)

Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-1 (File No. 333-5153), as amended, declared effective by the Commission on September 25, 1996.

(3)

Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(4)

Incorporated by reference from the similarly described exhibit filed in connection with Ocwen Financial Corporation’s Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the Commission on August 6, 1997.

(5)

Incorporated by reference from the similarly described exhibit filed in connection with Amendment No. 2 to Offering Circular on Form OC (on Form S-1) filed on September 7, 1995.

Part II - Other Information

(6)

Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-8 (File No. 333-44999), effective when filed with the Commission on January 28, 1998.

(7)

Incorporated by reference from the similarly described exhibit to Ocwen Financial Corporation’s Definitive Proxy Statement with respect to Ocwen Financial Corporation’s 1998 Annual Meeting of Shareholders filed with the Commission on March 31, 1998.

(8)

Incorporated by reference from OAC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(9)

Incorporated by reference from the similarly described exhibit included with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(10)

Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(b)

Reports on Form 8-K Filed during the Quarter Ended March 31, 2003.

(1)

A Form 8-K was filed by OCN on February 7, 2003 that contained a news release announcing Ocwen Financial Corporation’s financial results for the fourth quarter and year ended December 31, 2002.

(2)

A Form 8-K was filed by OCN on March 13, 2003 that contained a news release announcing the termination of certain litigation and corresponding settlement by Ocwen Financial Corporation.

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

Date: May 15, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ William C Erbey

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Mark S. Zeidman

Mark S. Zeidman Chief Financial Officer