Form 10-Q
period 2003-06-30
OCWEN FINANCIAL CORP
filed 2003-08-14
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

                              Yes [X]      No [ ]

Number of shares of Common Stock, $.01 par value, outstanding as of August 11, 2003: 66,862,467 shares

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q


                                    I N D E X
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Interim Consolidated Financial Statements (Unaudited)..............  3

         Consolidated Statements of Financial Condition at
         June 30, 2003 and December 31, 2002................................  3

         Consolidated Statements of Operations for the three and
         six months ended June 30, 2003 and 2002............................  4

         Consolidated Statements of Comprehensive Loss for the
         three and six months ended June 30, 2003 and 2002..................  5

         Consolidated Statement of Changes in Stockholders'
         Equity for the six months ended June 30, 2003......................  6

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2003 and 2002.......................................  7

         Notes to Consolidated Financial Statements.........................  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 60

Item 4.  Controls and Procedures............................................ 63

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 65

Item 4.  Submission of Matters to Vote of Security Holders.................. 65

Item 6.  Exhibits and Reports on Form 8-K................................... 65

Signature................................................................... 67

                         PART I - FINANCIAL INFORMATION
                Item 1. Interim Financial Statements (Unaudited)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)


                                                                                               June 30,      December 31,
                                                                                                 2003            2002
                                                                                             -----------     -----------
Assets
  Cash and amounts due from depository institutions .......................................  $    65,836     $    76,598
  Interest earning deposits ...............................................................      124,164          30,649
  Federal funds sold and repurchase agreements ............................................       70,000          85,000
  Trading securities, at fair value:
     Collateralized mortgage obligations (AAA-rated) and U.S. Treasury securities .........        8,829          21,556
     Subordinates, residuals and other securities .........................................       43,007          37,339
  Investments in real estate ..............................................................       55,453          58,676
  Affordable housing properties ...........................................................       12,182          15,319
  Loans, net ..............................................................................       35,922          76,857
  Match funded assets .....................................................................      152,968         167,744
  Real estate owned, net ..................................................................       53,781          62,039
  Premises and equipment, net .............................................................       42,373          44,268
  Advances on loans and loans serviced for others .........................................      304,690         266,356
  Mortgage servicing rights ...............................................................      180,789         171,611
  Receivables .............................................................................       77,099          78,944
  Other assets ............................................................................       35,842          29,286
                                                                                             -----------     -----------
    Total assets ..........................................................................  $ 1,262,935     $ 1,222,242
                                                                                             ===========     ===========

Liabilities and Stockholders' Equity Liabilities
    Deposits ..............................................................................  $   391,371     $   425,970
    Escrow deposits on loans and loans serviced for others ................................      105,395          84,986
    Bonds - match funded agreements .......................................................      130,110         147,071
    Lines of credit and other secured borrowings ..........................................      161,398          82,746
    Notes and debentures ..................................................................       76,540          76,975
    Accrued interest payable ..............................................................        6,527           7,435
    Accrued expenses, payables and other liabilities ......................................       29,151          28,314
                                                                                             -----------     -----------
     Total liabilities ....................................................................      900,492         853,497
                                                                                             -----------     -----------

  Minority interest in subsidiaries .......................................................        1,442           1,778

 Company obligated, mandatorily redeemable securities of subsidiary trust holding
    solely junior subordinated debentures of the Company ..................................       56,249          56,249

Commitments and Contingencies (Note 8)

  Stockholders' equity
   Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares issued and
     outstanding ..........................................................................           --              --
   Common stock, $.01 par value; 200,000,000 shares authorized; 66,866,974 and 67,339,773
     shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively ...          669             673
   Additional paid-in capital .............................................................      222,274         224,454
   Retained earnings ......................................................................       81,340          85,637
   Accumulated other comprehensive income (loss), net of taxes
     Net unrealized foreign currency translation gain (loss) ..............................          469             (46)
                                                                                             -----------     -----------
       Total stockholders' equity .........................................................      304,752         310,718
                                                                                             -----------     -----------
         Total liabilities and stockholders' equity ......................................   $ 1,262,935     $ 1,222,242
                                                                                             ===========     ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)


                                                                               Three Months                     Six Months
                                                                       ----------------------------    ----------------------------
For the periods ended June 30,                                             2003            2002            2003            2002
--------------------------------------------------------------------   ------------    ------------    ------------    ------------
Net interest expense
  Income ...........................................................   $      6,998    $      8,806    $     13,755    $     21,520
  Expense ..........................................................          9,405          14,714          18,731          31,110
                                                                       ------------    ------------    ------------    ------------
    Net interest expense before provision for loan losses ..........         (2,407)         (5,908)         (4,976)         (9,590)
  Provision for loan losses ........................................         (3,251)         10,732          (3,085)         11,411
                                                                       ------------    ------------    ------------    ------------
    Net interest income (expense) after provision for loan losses ..            844         (16,640)         (1,891)        (21,001)
                                                                       ------------    ------------    ------------    ------------

Non-interest income
  Servicing and other fees .........................................         37,130          35,848          74,778          71,574
  Gain (loss) on interest earning assets, net ......................             27            (996)             27          (2,773)
  Gain (loss) on trading and match funded securities, net ..........          3,188             161           2,765           2,953
  Gain (loss) on real estate owned, net ............................           (279)        (11,858)            (23)        (15,970)
  Gain (loss) on other non-interest earning assets, net ............            180             (93)            474            (841)
  Net operating gains (losses) on investments in real estate .......         (4,595)        (13,993)         (3,702)         (9,339)
  Gain (loss) on repurchase of debt ................................             (4)          1,070              (4)          1,074
  Other income .....................................................          4,036           2,368           8,038           7,400
                                                                       ------------    ------------    ------------    ------------
    Non-interest income ............................................         39,683          12,507          82,353          54,078
                                                                       ------------    ------------    ------------    ------------

Non-interest expense
  Compensation and employee benefits ...............................         17,130          19,708          34,838          40,781
  Occupancy and equipment ..........................................          2,685           3,331           5,515           6,045
  Technology and communication costs ...............................          4,497           6,009           8,994          11,061
  Loan expenses ....................................................          3,465           3,436           7,000           7,371
  Net operating losses on investments in affordable housing
    properties .....................................................            226           6,228             883          21,910
  Professional services and regulatory fees ........................          4,060           3,172          19,344           7,768
  Other operating expenses .........................................          2,554           2,615           4,851           4,602
                                                                       ------------    ------------    ------------    ------------
    Non-interest expense ...........................................         34,617          44,499          81,425          99,538
                                                                       ------------    ------------    ------------    ------------

Distributions on Company-obligated, mandatorily redeemable
    securities of subsidiary trust holding solely junior
    subordinated debentures of the Company                                    1,529           1,566           3,058           3,229
                                                                       ------------    ------------    ------------    ------------
Income (loss) before minority interest, income taxes and effect
    of change in accounting principle ..............................          4,381         (50,198)         (4,021)        (69,690)
Minority interest in net loss of subsidiaries ......................            (73)             --            (336)             --
Income tax expense .................................................            305              --             612           1,166
                                                                       ------------    ------------    ------------    ------------
    Net income (loss) before effect of change in accounting
    principle ......................................................          4,149         (50,198)         (4,297)        (70,856)
Effect of change in accounting principle, net of taxes .............             --              --              --          16,166
                                                                       ------------    ------------    ------------    ------------
    Net income (loss) ..............................................   $      4,149    $    (50,198)   $     (4,297)   $    (54,690)
                                                                       ============    ============    ============    ============

Earnings (loss) per share
  Basic
    Net loss before effect of change in accounting principle .......   $       0.06    $      (0.75)   $      (0.06)   $      (1.05)
    Effect of change in accounting principle, net of taxes .........             --              --              --             .24
                                                                       ------------    ------------    ------------    ------------
       Net income (loss) ...........................................   $       0.06    $      (0.75)   $      (0.06)   $      (0.81)
                                                                       ============    ============    ============    ============

  Diluted
    Net income (loss) before effect of change in accounting
    principle ......................................................   $       0.06    $      (0.75)   $      (0.06)   $      (1.05)
    Effect of change in accounting principle, net of taxes .........             --              --              --             .24
                                                                       ------------    ------------    ------------    ------------
       Net income (loss) ...........................................   $       0.06    $      (0.75)   $      (0.06)   $      (0.81)
                                                                       ============    ============    ============    ============

Weighted average common shares outstanding
      Basic ........................................................     67,240,155      67,317,005      67,289,694      67,305,747
      Diluted ......................................................     68,372,204      67,317,005      67,289,964      67,305,747


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)


                                                        Three Months            Six Months
                                                    -------------------    --------------------
For the periods ended June 30,                        2003       2002         2003       2002
--------------------------------------------------  --------   --------    --------    --------

Net income (loss) ...............................   $  4,149   $(50,198)   $ (4,297)   $(54,690)
Other comprehensive income (loss), net of taxes:
Change in unrealized foreign currency translation
  adjustment arising during the period (1) ......        297        161         515           1
                                                    --------   --------    --------    --------

Comprehensive income (loss) .....................   $  4,446   $(50,037)   $ (3,782)   $(54,689)
                                                    ========   ========    ========    ========


(1) Net of tax benefit (expense) of $(149) and $(95) for the three months ended June 30, 2003 and 2002, respectively, and $52 and $15 for the six months ended June 30, 2003 and 2002, respectively.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                             (Dollars in thousands)


                                                                                                       Accumulated
                                                                                                          Other
                                                  Common Stock           Additional                   Comprehensive
                                            -------------------------      Paid-in       Retained     Income (loss),
                                              Shares         Amount        Capital       Earnings      Net of Taxes      Total
                                            ----------    -----------    -----------    -----------   -------------   -----------

Balances at December 31, 2002 ..........    67,339,773    $       673    $   224,454    $    85,637    $       (46)   $   310,718
Net loss ...............................            --             --             --         (4,297)            --         (4,297)
Repurchase of common stock .............      (494,500)            (4)        (2,231)            --             --         (2,235)
Directors' compensation ................        19,085             --             36             --             --             36
Exercise of common stock options .......         2,616             --             15             --             --             15
Other comprehensive loss, net of taxes
   Change in unrealized foreign currency
      translation loss .................            --             --             --             --            515            515
                                            ----------    -----------    -----------    -----------    -----------    -----------

Balances at June 30, 2003 ..............    66,866,974    $       669    $   222,274    $    81,340    $       469    $   304,752
                                            ==========    ===========    ===========    ===========    ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


For the six months ended June 30,                                                                    2003            2002
---------------------------------------------------------------------------------------------    -----------     -----------
Cash flows from operating activities
Net loss ....................................................................................    $    (4,297)    $   (54,690)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
  Net cash provided by trading activities ...................................................         17,917         103,679
  Premium amortization on securities, net ...................................................            733             574
  Depreciation and amortization .............................................................         50,052          26,836
  Provision for loan losses .................................................................         (3,085)         11,411
  Provision for losses on real estate owned .................................................            483          19,076
  (Gain) loss on interest-earning assets, net ...............................................            (27)          2,773
  (Gain) loss on trading and match funded securities ........................................         (2,765)         (2,953)
  (Gain) loss on sale of other non-interest earning assets ..................................           (474)            841
  Provisions for losses on affordable housing properties ....................................            432          21,294
  Impairment charges on investments in real estate ..........................................          5,526          15,317
  (Gain) loss on sale of real estate owned, net .............................................            (92)         (2,563)
  (Gain) loss on repurchase of long-term debt ...............................................              4          (1,074)
  Effect of change in accounting principle before taxes .....................................             --         (15,000)
  (Increase) decrease in advances and match funded advances on loans and loans serviced for
    others ..................................................................................        (38,403)         29,974
  (Increase) decrease in receivables and other assets, net ..................................         (3,736)          9,070
  Increase (decrease) in accrued expenses, interest payable and other liabilities ...........            (88)         (1,743)
                                                                                                 -----------     -----------
Net cash provided by operating activities ...................................................         22,180         162,822
                                                                                                 -----------     -----------

Cash flows from investing activities
  Principal payments received on match funded loans .........................................          5,656           9,971
  Investment in affordable housing properties ...............................................             --          (3,288)
  Proceeds from sales of affordable housing properties ......................................          2,340          11,524
  Purchase of mortgage servicing rights .....................................................        (52,583)        (56,997)
  Proceeds from sales of loans ..............................................................         24,047          45,394
  Proceeds from sale of real estate held for sale ...........................................             --           4,779
  Proceeds from sales of real estate held for investment ....................................             96          47,686
  Purchase, originations and funded commitments of loans, net of undisbursed loan funds .....         (6,225)         (8,334)
  Capital improvements to real estate held for investment ...................................         (2,961)         (7,627)
  Principal payments received on loans ......................................................         27,166          15,157
  Proceeds from sale of real estate owned ...................................................          9,094          18,741
  Capital improvements to real estate owned .................................................         (1,058)         (1,592)
  Additions to premises and equipment .......................................................         (4,837)         (9,112)
                                                                                                 -----------     -----------
Net cash provided by investing activities ...................................................            735          66,302
                                                                                                 -----------     -----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (Dollars in thousands)


For the six months ended June 30,                                                                 2003            2002
-----------------------------------------------------------------------------------------     -----------     -----------

Cash flows from financing activities
  Decrease in deposits and escrow deposits on loans and loans serviced for others .......         (14,190)       (199,807)
  Proceeds from (repayment of) securities sold under agreements to repurchase ...........              --         (12,588)
  Proceeds from (repayment of) lines of credit and other secured borrowings, net ........          78,652         (15,421)
  Proceeds from (repayment of) bonds-match funded agreements, net .......................         (16,961)        (11,220)
  Repurchase of Capital Securities ......................................................              --          (3,796)
  Repurchase of common stock ............................................................          (2,235)             --
  Repurchase of notes and subordinated debentures .......................................            (439)           (728)
  Repayment of other interest bearing obligations, net ..................................              --          (1,997)
  Exercise of stock options .............................................................              11             152
                                                                                              -----------     -----------
Net cash provided (used) by financing activities ........................................          44,838        (245,405)
                                                                                              -----------     -----------

Net increase in cash and cash equivalents ...............................................          67,753         (16,281)
Cash and cash equivalents at beginning of period ........................................         192,247         260,655
                                                                                              -----------     -----------
Cash and cash equivalents at end of period ..............................................     $   260,000     $   244,374
                                                                                              ===========     ===========

Reconciliation of cash and cash equivalents at end of period
  Cash and amounts due from depository institutions .....................................     $    65,836     $    34,213
  Interest-earning deposits .............................................................         124,164         122,161
  Federal funds sold and repurchase agreements ..........................................          70,000          88,000
                                                                                              -----------     -----------
                                                                                              $   260,000     $   244,374
                                                                                              ===========     ===========

Supplemental disclosure of cash flow information
  Interest paid .........................................................................     $    19,639     $    35,152
                                                                                              ===========     ===========
  Income tax (payments) refunds .........................................................     $      (585)    $        32
                                                                                              ===========     ===========

Supplemental schedule of non-cash investing and financing activities
  Real estate owned acquired through foreclosure ........................................     $       128     $     7,572
                                                                                              ===========     ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                             (Dollars in thousands)
--------------------------------------------------------------------------------

NOTE 1   BASIS OF PRESENTATION


         The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. Ocwen Financial Corporation's ("OCN") interim consolidated financial statements include the accounts of OCN and its subsidiaries. OCN owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank"), Investors Mortgage Insurance Holding Company ("IMI"), Ocwen Technology Xchange, Inc. ("OTX"), Ocwen Asset Investment Corp. ("OAC") and Ocwen Financial Solutions, Private Limited ("India"). OCN also owns 70% of Global Servicing Solutions, LLC ("GSS") with the remaining 30% held by Merrill Lynch. As of December 31, 2002, OCN owned 99.6% of Ocwen Financial Services, Inc. ("OFS"), with the remaining 0.4% owned by the shareholders of Admiral Home Loan. As part of the arbitration settlement with the former owners of Admiral Home Loan on April 24, 2003, OCN gained title to the remaining shares of OFS which increased our ownership to 100%. See Note 8 for additional information regarding this settlement. We have eliminated all significant intercompany transactions and balances in consolidation.

         The Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision ("OTS"). OCN is a registered savings and loan holding company under the Home Owner's Loan Act and as such is also regulated by the OTS.

         In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our financial condition at June 30, 2003 and December 31, 2002, the results of our operations for the three and six months ended June 30, 2003 and 2002, our comprehensive loss for the three and six months ended June 30, 2003 and 2002, our changes in stockholders' equity for the six months ended June 30, 2003 and our cash flows for the six months ended June 30, 2003 and 2002, respectively. The results of operations and other data for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2003. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the prior periods' interim consolidated financial statements to conform to the June 30, 2003 presentation.

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


NOTE 2   CURRENT ACCOUNTING PRONOUNCEMENTS

         We adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. As a result, we reversed the unamortized balance of the excess of net assets acquired over purchase price ("negative goodwill"). This reversal resulted in a credit to income of $18,333. The impact from the adoption of other elements of SFAS No. 142 resulted in our recording impairment charges of $3,333 on goodwill and intangible assets originally recorded in connection with the formation of REALSynergy, Inc. in 1999. These amounts have been reported in the first quarter of 2002 as the effect of a change in accounting principle, net of an income tax benefit of $1,166.

         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. We adopted the new standard effective January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on our results of operations, financial position or cash flows.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2003
                             (Dollars in thousands)
--------------------------------------------------------------------------------

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that is has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure requirements of the Interpretation as of December 31, 2002, the date upon which they became effective. These provisions of the Interpretation require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of the Interpretation were effective January 1, 2003. The implementation of the recognition requirements of the Interpretation did not have a significant effect on our consolidated results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation provides guidance with respect to the identification of variable interest entities and when assets, liabilities, noncontrolling interests, and the results of operations of a variable interest entity need to be included in a company's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in certain cases. The factors to be considered in making this determination include the adequacy of the equity of the entity and the nature of the risks, rights and rewards of the equity investors in the entity. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. We are a limited partner in four partnerships that developed low-income housing properties that may be subject to the provisions of Fin 46. We do not consolidate these partnerships but rather record our investment in them using the equity method of accounting. As of June 30, 2003, our investment in such limited partnerships amounted to $9,537 in four projects. In addition, we had loans to these partnerships with a net book value of $5,500 at June 30, 2003. In addition, FIN 46 may impact the financial statement presentation of our Company obligated, mandatorily redeemable securities. We are evaluating the effect of FIN 46 on our accounting for our investment in the low-income housing partnerships and our Company obligated, mandatorily redeemable securities.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of both liabilities and equity. The statement requires that certain securities, such as our Company obligated, mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the Company, which are classified between liabilities and equity in the Statement of Financial Condition, be classified as liabilities. Further, the distribution on such securities are to be classified as interest cost. No restatement of periods prior to the adoption of SFAS No. 150 is permitted. The provisions for SFAS 150 were effective immediately for financial instruments entered into or modified after May 31, 2003, and for the first interim period beginning after June 15, 2003, for all other financial instruments. The effects of adopting SFAS 150 are to be reported as the cumulative effect of a change in accounting principle for financial instruments that were created before the issuance of the Statement and still outstanding at the beginning of the interim period of adoption. We have not yet completed our evaluation of the cumulative effect on our financial statements of our adoption of SFAS 150, which will be effective for the quarter beginning July 1, 2003. Distributions will be treated as interest subsequent to adoption.


NOTE 3 COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

         In August 1997, the Ocwen Capital Trust ("OCT") issued $125,000 of 10.875% Capital Securities (the "Capital Securities"). Proceeds from the issuance of the Capital Securities were invested in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. To date, OCT has repurchased $68,751 of its Capital Securities, although none were repurchased during the first six months of 2003.

         Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1,000 per Capital Security. Payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, are guaranteed by OCN to the extent OCT has funds available. If OCN does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Accumulated distributions payable on the Capital Securities amounted to $2,549 at June 30, 2003 and December 31, 2002, and are included in accrued interest payable.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2003
                             (Dollars in thousands)
--------------------------------------------------------------------------------

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

         For financial reporting purposes, OCT is treated as a subsidiary of Ocwen Financial Corporation and, accordingly, the accounts of OCT are included in the consolidated financial statements of OCN. Intercompany transactions between OCT and OCN, including the Junior Subordinated Debentures, are eliminated in the consolidated financial statements of OCN. The Capital Securities are presented as a separate caption between liabilities and stockholders' equity in the consolidated statement of financial condition of OCN as "Company-obligated, mandatorily redeemable securities of subsidiary trust holding solely Junior Subordinated Debentures of the company." Distributions on the Capital Securities are recorded as a separate caption immediately following non-interest expense in the consolidated statements of operations of OCN. As noted earlier, this method of accounting is currently being evaluated due to the issuance of FIN 46 and SFAS 150.

         In connection with the issuance of the Capital Securities, we incurred certain costs, which have been capitalized and are being amortized over the term of the Capital Securities. The unamortized balance of these issuance costs amounted to $1,803 and $1,841 at June 30, 2003 and December 31, 2002, respectively, and is included in Other assets.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2003
                             (Dollars in thousands)
--------------------------------------------------------------------------------

NOTE 4   DERIVATIVE FINANCIAL INSTRUMENTS

         We use derivative financial instruments for the purpose of managing our exposure to adverse fluctuations in interest and foreign currency exchange rates.

Interest Rate Management

         We have purchased amortizing caps and floors to hedge our interest rate exposure relating to our match funded loans and securities. These caps and floors do not qualify for hedge accounting; therefore, changes in fair value are recorded in the income statement. The terms of these outstanding caps and floors at June 30, 2003 and December 31, 2002 are as follows at the dates indicated:

                                     Notional
                                      Amount          Maturity           Index          Strike Rate    Fair Value
                                  -------------     ------------     ---------------    -----------    ----------
June 30, 2003
Caps...........................   $     105,290     October 2003     LIBOR 1 - Month       7.00%       $       --
Floors.........................   $      28,729     October 2003     CMT 2 - Year          4.35               287
                                                                                                       ----------
                                                                                                       $      287
                                                                                                       ==========
December 31, 2002
Caps...........................   $     111,799     October 2003     LIBOR 1 - Month       7.00%       $       --
Floors.........................   $      30,563     October 2003     CMT 2 - Year          4.35               592
                                                                                                       ----------
                                                                                                       $      592
                                                                                                       ==========


Foreign Currency Management

         We enter into foreign currency derivatives to hedge our investments in foreign subsidiaries that own residual interests backed by residential loans originated in the UK ("UK residuals") and in our shopping center located in Halifax, Nova Scotia (the "Nova Scotia Shopping Center"). It is our policy to periodically adjust the amount of foreign currency derivative contracts we have entered into in response to changes in our investments in these assets. We have determined that the local currency of our investment in UK residuals and the Nova Scotia Shopping Center is the functional currency. Our foreign currency derivative financial instruments qualify for hedge accounting. Accordingly, we include the gains or losses in the net unrealized foreign currency translation in accumulated other comprehensive income in stockholders' equity. The following table sets forth the terms and values of these foreign currency financial instruments at June 30, 2003 and December 31, 2002:

                                                                                                    Strike
                                            Position        Maturity          Notional Amount        Rate     Fair Value
                                            --------     --------------       ---------------     ----------  ----------
June 30, 2003
Canadian Dollar currency futures.........   Short        September 2003       C$      11,400        0.7285    $     (101)
British Pound currency futures...........   Short        September 2003       (pound) 17,875        1.6450           (32)
                                                                                                              ----------
                                                                                                              $     (133)
                                                                                                              ==========
December 31, 2002
Canadian Dollar currency futures.........   Short            March 2003       C$      11,400        0.6390    $       78
British Pound currency futures...........   Short            March 2003       (pound) 18,750        1.5599          (793)
                                                                                                              ----------
                                                                                                              $     (715)
                                                                                                              ==========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2003
                             (Dollars in thousands)
--------------------------------------------------------------------------------

NOTE 5   REGULATORY REQUIREMENTS

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to OTS supervision. The Bank must follow specific capital guidelines stipulated by the OTS, which involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At June 30, 2003, the minimum regulatory capital requirements were:

    o Tangible and core capital of 1.50% and 3.00% of total adjusted assets, respectively, consisting principally of stockholders' equity, but excluding most intangible assets, such as goodwill and any net unrealized gains or losses on debt securities available for sale. Effective April 1, 1999, the OTS minimum core capital ratio provides that only those institutions with a Uniform Financial Institution Rating System rating of "1" are subject to a 3.00% minimum core capital ratio. All other institutions are subject to a 4.00% minimum core capital ratio.

    o Risk-based capital consisting of core capital plus certain subordinated debt and other capital instruments and, subject to certain limitations, general valuation allowances on loans receivable, equal to 8.00% of the value of risk-weighted assets.

         At June 30, 2003 the Bank was "well capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be categorized as "well capitalized," the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the following table. The Bank's capital amounts and classification are subject to review by federal regulators regarding components, risk-weightings and other factors. There are no conditions or events since June 30, 2003 that we believe have changed the Bank's category.

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

         The OTS approved the initial plan in February 2001. Since that time, we submitted a revised plan to the OTS in April of 2002. The Plan included as its primary focus the reduction of risk through the sale or resolution of our non-core assets and the reduction of our reliance on brokered certificates of deposit as a source of funding. Based on discussions with the OTS regarding the revised plan, we have committed to maintain our investment in mortgage servicing rights at approximately 60% of core capital (before any deduction thereto for servicing rights) at the Bank and 50% of stockholders' equity on a consolidated basis. We regularly review actual results as compared to our plan with the OTS on a less formal basis. At June 30, 2003 we are above the level of mortgage servicing rights that we committed to maintain. However, based on conversations with the OTS, we are in fundamental compliance with the Plan.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2003
                             (Dollars in thousands)
--------------------------------------------------------------------------------

         The following table summarizes the Bank's actual and required regulatory capital at June 30, 2003:

                                                                                              To be Well
                                                                                            Capitalized for
                                                                    Minimum for Capital    Prompt Corrective    Committed Capital
                                                    Actual           Adequacy Purposes     Action Provisions      Requirements
                                             -------------------    -------------------   ------------------    -----------------
                                             Ratio      Amount      Ratio     Amount      Ratio     Amount           Ratio
                                             ------   ----------    ------   ---------    ------   ---------    -----------------
    Stockholders' equity, and ratio to
       total assets.......................   17.63%   $  173,579
    Disallowed servicing assets...........               (10,243)
    Disallowed deferred tax assets........               (22,983)
    Non-includable subsidiary.............                  (848)
                                                      ----------
    Tier 1 (core) capital and ratio to
       adjusted total assets..............   14.67%      139,505     4.00%   $  38,030     5.00%   $  47,537         9.00%
                                                                             =========             =========
    Non-mortgage servicing assets.........                (2,298)
                                                      ----------
    Tangible capital and ratio to
       tangible assets....................   14.47%   $  137,207     1.50%   $  14,227
                                                      ==========             =========

       Tier 1 capital and ratio to
       risk-weighted assets...............   18.66%   $  139,505                           6.00%   $  44,854
                                                      ==========                                   =========
    Allowance for loan and lease losses...                 6,916
    Qualifying subordinated debentures....                 6,613
                                                      ----------
    Tier 2 capital........................                13,529
                                                      ----------
    Total risk-based capital and ratio to
       risk-weighted assets...............   20.47%   $  153,034     8.00%   $  59,806    10.00%   $  74,757      13 .00%
                                                      ==========             =========             =========

    Total regulatory assets...............            $  984,840
                                                      ==========

    Adjusted total assets.................            $  950,749
                                                      ==========

    Tangible assets.......................            $  948,451
                                                      ==========

    Risk-weighted assets...................           $  747,574
                                                      ==========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2003
                             (Dollars in thousands)
--------------------------------------------------------------------------------

NOTE 6   INTEREST INCOME AND EXPENSE BEFORE PROVISION FOR LOAN LOSSES

                                                       Three Months            Six Months
                                                   --------------------    --------------------
For the periods ended June 30,                       2003        2002        2003        2002
------------------------------------------------   --------    --------    --------    --------
(Dollars in thousands)
Interest income
  Interest earning cash and other ..............   $     96    $     69    $    146    $    161
  Federal funds sold and repurchase agreements..        419         693         737       1,272
  Trading securities ...........................      4,757       4,159       9,622       8,517
  Loans ........................................        737       2,077       1,109       7,513
  Match funded loans and securities ............        989       1,808       2,141       4,057
                                                   --------    --------    --------    --------
                                                      6,998       8,806      13,755      21,520
                                                   --------    --------    --------    --------
Interest expense
  Deposits .....................................      4,535       7,082       9,400      15,699
  Securities sold under agreements to repurchase         --          71           3         198
  Bonds - match funded agreements ..............      1,258       1,807       2,564       3,716
  Lines of credit and other secured borrowings .      1,319       1,180       2,176       2,331
  Notes and debentures .........................      2,293       4,574       4,588       9,166
                                                   --------    --------    --------    --------
                                                      9,405      14,714      18,731      31,110
                                                   --------    --------    --------    --------

  Net interest expense before provision for
    loan losses ................................   $ (2,407)   $ (5,908)   $ (4,976)   $ (9,590)
                                                   ========    ========    ========    ========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2003
                             (Dollars in thousands)
--------------------------------------------------------------------------------

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

         A brief description of our segments follows:

         Core Businesses
         ---------------

         o Residential Loan Servicing. Through this business we provide loan servicing including asset management and resolution services to third party owners of subprime residential mortgage and high loan-to-value loans for a fee. We acquire the rights to service loans and obtain such rights by purchasing them outright or by entering into sub-servicing contracts.

         o OTX. Through this segment we provide technology solutions for the mortgage and real estate industries. OTX products include a residential loan servicing system (REALServicing(TM)), a commercial loan servicing system (REALSynergy(TM)) and an Internet based mortgage loan processing and vendor management system (REALTransSM).

         o Ocwen Realty Advisors (ORA). Through ORA we provide residential property valuation services.

         o Unsecured Collections. This core business conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired at a discount in 1999 and 2000.

         o Global Outsourcing. This new business segment began operations in December 2002. Global Outsourcing provides business process outsourcing services to third parties and leverages the operational capacity of our facilities in India.

         o International Operations. This segment is being reported as a business segment for the first time this year. In 2003, this segment primarily represents the results of operations of Global Servicing Solutions, LLC, our new joint servicing venture with Merrill Lynch for the servicing of assets in various countries. Results for the first six months of 2002 primarily reflect a one time consulting project for the government of Jamaica.

         Non-Core Businesses
         -------------------

         o Residential Discount Loans. This segment consisted of operations to acquire at a discount and subsequently resolve sub-performing and non-performing residential mortgage loans. We completed our last acquisition of residential loans in 2000. Based on the relative insignificance of the non-core assets remaining in this segment, the remaining assets of this business and any related income or loss arising from their resolution have been included in the Corporate Items and Other segment beginning January 1, 2003.

         o Commercial Finance. This segment comprised operations to acquire sub-performing commercial loans at a discount, as well as operations to invest in and reposition under-performing real estate assets. No assets have been acquired since 2000; since that time, this business has consisted of the repositioning, management and resolution of the remaining assets.

         o Affordable Housing. Includes our investments, primarily through limited partnerships, in qualified low-income rental housing for the purpose of obtaining Federal income tax credits pursuant to
             Section 42 of the Code. Except to complete those projects in which an investment had already been made, we ceased making investments in properties in 2000.

         o Subprime Finance. In August 1999, we closed our domestic subprime origination business, which had been conducted primarily through OFS. Previously, activities of this segment included our acquisition and origination of single family residential loans to non-conforming borrowers. We have continued to manage and resolve the remaining non-core assets.

         Corporate Items and Other
         -------------------------

         This segment includes business activities that are individually insignificant, interest income on cash and cash equivalents, interest expense on corporate assets, gains and losses from debt repurchases, trading gains or losses associated with our collateralized mortgage obligation ("CMO") trading portfolio and general corporate expenses.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2003
                             (Dollars in thousands)
--------------------------------------------------------------------------------

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

         Financial information for our segments is as follows for the dates indicated:

                                                        Net
                                                      Interest     Provision                    Non-       Pre-Tax
                                                       Income      for Loan    Non-Interest   Interest      Income
                                                      (Expense)     Losses        Income      Expense       (Loss)      Total Assets
                                                     ----------   ----------   ------------  ----------   ----------   ------------
At or for the three months ended June 30, 2003
----------------------------------------------

Core businesses
Residential Loan Servicing........................   $   (4,937)  $       --   $   28,810    $  15,472    $    8,401   $   626,050
OTX...............................................           --           --        2,534        5,179        (2,645)        6,138
Ocwen Realty Advisors.............................           (6)          --        4,905        3,305         1,594         1,112
Unsecured Collections.............................           --           --        2,653        1,688           964           227
Global Outsourcing................................           --           --          401          478           (77)          237
International Operations..........................          (11)          --          535        1,281          (757)        5,459
                                                     ----------   ----------   ----------    ---------    ----------   -----------
                                                         (4,954)          --       39,838       27,403         7,480       639,223
                                                     ----------   ----------   ----------    ---------    ----------   -----------
Non-core businesses
Commercial Finance................................       (2,096)      (3,373)      (3,690)       1,853        (4,266)      145,747
Affordable Housing................................         (811)           3          364          873        (1,324)       64,967
Subprime Finance..................................        4,372           --        3,067        1,655         5,785        41,064
                                                     ----------   ----------   ----------    ---------    ----------   -----------
                                                          1,465       (3,370)        (259)       4,381           195       251,778
                                                     ----------   ----------   ----------    ---------    ----------   -----------

Corporate Items and Other.........................        1,082          119          104        2,833        (3,294)      371,934
                                                     ----------   ----------   ----------    ---------    ----------   -----------
                                                     $   (2,407)  $   (3,251)  $   39,683    $  34,617    $    4,381   $ 1,262,935
                                                     ==========   ==========   ==========    =========    ==========   ===========

At or for the three months ended June 30, 2002
----------------------------------------------

Core businesses
Residential Loan Servicing........................   $   (4,336)  $       --   $   30,423    $  18,005    $    8,083   $   502,002
OTX (1)...........................................           --           --        1,612        6,516        (4,904)        9,276
Ocwen Realty Advisors.............................           --           --        3,518        3,018           499           451
Unsecured Collections.............................           --         (186)       2,851        1,898         1,139           312
Global Outsourcing................................           --           --           --           --            --            --
International Operations..........................            1           --           --          438          (438)        5,414
                                                     ----------   ----------   ----------    ---------    ----------   -----------
                                                         (4,335)        (186)      38,404       29,875         4,379       517,455
                                                     ----------   ----------   ----------    ---------    ----------   -----------
Non-core businesses
Residential Discount Loans........................        1,677         (165)          73        1,157           757        55,686
Commercial Finance................................       (2,738)       7,313      (25,968)       2,304       (38,324)      257,182
Affordable Housing................................       (1,177)       3,770           65        6,794       (11,675)       94,803
Subprime Finance..................................        2,392           --         (235)       1,987           168        51,775
                                                     ----------   ----------   ----------    ---------    ----------   -----------
                                                            154       10,918      (26,065)      12,242       (49,074)      459,446
                                                     ----------   ----------   ----------    ---------    ----------   -----------

Corporate Items and Other.........................       (1,727)          --          168        2,382        (5,503)      414,880
                                                     ----------   ----------   ----------    ---------    ----------   -----------
                                                     $   (5,908)  $   10,732   $   12,507    $  44,499    $  (50,198)  $ 1,391,781
                                                     ==========   ==========   ==========    =========    ==========   ===========

(1) For the three months ended June 30, 2002, non-interest income of OTX includes $1,034 of revenues charged to other business segments.

                                                        Net
                                                      Interest     Provision                    Non-       Pre-Tax
                                                       Income      for Loan    Non-Interest   Interest      Income
                                                      (Expense)     Losses        Income      Expense       (Loss)      Total Assets
                                                     ----------   ----------   ------------  ----------   ----------   ------------
At or for the six months ended June 30, 2003
--------------------------------------------

Core businesses
Residential Loan Servicing.......................    $  (9,824)   $      --    $  59,393     $   31,920   $   17,649   $  626,050
OTX..............................................           --           --        5,007         10,979       (5,972)       6,138
Ocwen Realty Advisors............................           (9)          --        8,726          6,108        2,609        1,112
Unsecured Collections............................           --           --        5,505          3,224        2,281          227
Global Outsourcing...............................           --           --          752            748            4          237
International Operations.........................          (34)          --        1,227          3,101       (1,908)       5,459
                                                     ---------    ---------    ---------     ----------   ----------   ----------
                                                        (9,867)          --       80,610         56,080       14,663      639,223
                                                     ---------    ---------    ---------     ----------   ----------   ----------
Non-core businesses
Commercial Finance...............................       (4,397)      (3,458)      (1,711)         4,274       (6,925)     145,747
Affordable Housing...............................       (1,648)         148          714          2,522       (3,604)      64,967
Subprime Finance.................................        8,859           --        2,463         13,022       (1,700)      41,064
                                                     ---------    ---------    ---------     ----------   ----------   ----------
                                                         2,814       (3,310)       1,466         19,818      (12,229)     251,778
                                                     ---------    ---------    ---------     ----------   ----------   ----------

Corporate Items and Other........................        2,077          225          277          5,527       (6,455)     371,934
                                                     ---------    ---------    ---------     ----------   ----------   ----------
                                                     $  (4,976)   $  (3,085)   $  82,353     $   81,425   $   (4,021)  $1,262,935
                                                     =========    =========    =========     ==========   ==========   ==========

At or for the six months ended June 30, 2002
--------------------------------------------

Core businesses
Residential Loan Servicing.......................    $  (8,737)   $      --    $  60,587     $   36,218   $   15,631   $  502,002
OTX (1)..........................................           --           --        3,143         13,329      (10,186)       9,276
Ocwen Realty Advisors............................           --           --        7,628          6,609        1,019          451
Unsecured Collections............................           --         (251)       5,465          3,633        2,083          312
Global Outsourcing...............................           --           --           --             --           --           --
International Operations.........................           --           --        1,379          1,317           63        5,414
                                                     ---------    ---------    ---------     ----------   ----------   ----------
                                                        (8,737)        (251)      78,202         61,106        8,610      517,455
                                                     ---------    ---------    ---------     ----------   ----------   ----------
Non-core businesses
Residential Discount Loans.......................        4,049       (2,302)      (1,768)         2,914        1,668       55,686
Commercial Finance...............................       (3,588)      10,025      (24,606)         4,524      (42,744)     257,182
Affordable Housing...............................       (2,872)       3,939          312         23,161      (29,658)      94,803
Subprime Finance.................................        4,143           --        3,170          2,452        4,861       51,775
                                                     ---------    ---------    ---------     ----------   ----------   ----------
                                                         1,732       11,662      (22,892)        33,051      (65,873)     459,446
                                                     ---------    ---------    ---------     ----------   ----------   ----------

Corporate Items and Other........................       (2,585)          --       (1,232)         5,381      (12,427)     414,880
                                                     ---------    ---------    ---------     ----------   ----------   ----------
                                                     $  (9,590)   $  11,411    $  54,078     $   99,538   $  (69,690)  $1,391,781
                                                     =========    =========    =========     ==========   ==========   ==========

(1) For the six months ended June 30, 2002, non-interest income of OTX includes $2,009 of revenues charged to other business segments.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2003
                             (Dollars in thousands)
--------------------------------------------------------------------------------

NOTE 8   COMMITMENTS AND CONTINGENCIES

         At June 30, 2003, we had commitments of $149 to fund construction loans secured by multi-family properties. In addition, we had commitments under outstanding letters of credit in the amount of $190. Through our investment in subordinated securities and subprime residual securities, which had a fair value of $43,007 at June 30, 2003, we support senior classes of securities.

         On April 20, 1999, a complaint was filed on behalf of a putative class of public shareholders of OCN in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida against OCN and OAC. On April 23, 1999, a complaint was filed on behalf of a putative class of public shareholders of OAC in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida, against OAC and certain directors of OAC. The plaintiffs in both complaints sought to enjoin consummation of the acquisition of OAC by OCN. The cases were consolidated, and on September 13, 1999 a consolidated amended complaint was filed. The injunction was denied, and on October 14, 1999 OCN was dismissed as a party. Plaintiffs' remaining claims were for damages for alleged breaches of common law fiduciary duties. In October 2001, the parties reached an agreement in principle, which provides for a payment to plaintiffs in complete settlement off all claims for damages and attorney's fees and costs. The agreement in principle also requires us to pay a share of certain additional administrative costs attendant to the settlement, in an amount not yet determined. The agreement in principle is subject to the approval of the Court. This matter is not expected to have a material impact on our financial statements.

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

         OCN is a registered savings and loan holding company subject to regulation by the OTS. The Bank is subject to regulation by the OTS, its chartering authority, and by the Federal Deposit Insurance Corporation ("FDIC") as a result of its membership in the Savings Association Insurance Fund, which insures the Bank's deposits up to the maximum extent permitted by law. The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System and is currently a member of the Federal Home Loan Bank ("FHLB") of New York, one of the 12 regional banks that comprise the FHLB System.

         We operate one bank branch in Fort Lee, New Jersey. This location, which provides most of our retail banking services, is primarily focused on the issuance of retail certificates of deposit that serve as a supplementary source of financing for us. We do not conduct loan origination activities in the Fort Lee branch. In prior years, we had also issued brokered certificates of deposit from our offices in West Palm Beach, Florida. However, we ceased the issuance of brokered deposits in the summer of 2000 and have since paid off our maturing brokered deposits as they have come due. We also currently operate several of our core businesses primarily in the Bank: Residential Loan Servicing, ORA and portions of Unsecured Collections. In addition, our non-core Affordable Housing business operates in the Bank, as does a portion of our non-core Commercial Finance business. Despite the reduction in our reliance on brokered certificates of deposit as a funding source, the retail deposits issued by our banking operation continue to provide an important source of financing for these business activities. See "Liquidity, Commitments and Off-Balance Sheet Risks" for additional discussion of brokered and non-brokered deposits as a source of funding.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------


Selected Consolidated Financial Information                                             Increase (Decrease)
Balance Sheet Data                                          June 30,   December 31,  -------------------------
                                                              2003         2002           $               %
                                                           ----------  ----------    ----------         ------

Total assets ...........................................   $1,262,935   $1,222,242   $   40,693             3%
  Trading securities, at fair value ....................       51,836       58,895       (7,059)          (12)
  Investments in real estate ...........................       55,453       58,676       (3,223)           (5)
  Affordable housing properties ........................       12,182       15,319       (3,137)          (20)
  Loans, net ...........................................       35,922       76,857      (40,935)          (53)
  Match funded assets, net .............................      152,968      167,744      (14,776)           (9)
  Real estate owned, net ...............................       53,781       62,039       (8,258)          (13)
  Advances on loans and loans serviced for others ......      304,690      266,356       38,334            14
  Mortgage servicing rights ............................      180,789      171,611        9,178             5
Total liabilities ......................................      900,492      853,497       46,995             6
  Deposits .............................................      391,371      425,970      (34,599)           (8)
  Escrow deposits on loans and loans serviced for others      105,395       84,986       20,409            24
  Bonds-match funded agreements ........................      130,110      147,071      (16,961)          (12)
  Lines of credit and other secured borrowings .........      161,398       82,746       78,652            95
  Notes and debentures .................................       76,540       76,975         (435)           (1)
Minority interest in subsidiary ........................        1,442        1,778         (336)          (19)
Capital Securities .....................................       56,249       56,249           --            --
Stockholders' equity ...................................      304,752      310,718       (5,966)           (2)


                                                                At or for the Three Months Ended June 30,
                                                           ---------------------------------------------------
                                                                                      Favorable/(Unfavorable)
                                                                                     -------------------------
Operations Data                                               2003         2002           $               %
                                                           ----------   ----------   ----------         ------

Net income (loss) ......................................   $    4,149   $  (50,198)  $   54,347           108%
Net interest income (expense) ..........................       (2,407)      (5,908)       3,501            59
Provision for loan losses ..............................       (3,251)      10,732       13,983           130
Non-interest income ....................................       39,683       12,507       27,176           217
Non-interest expense ...................................       34,617       44,499        9,882            22
Distributions on Capital Securities ....................        1,529        1,566           37             2
Income tax expense .....................................          305           --         (305)         (100)

Per Common Share
Net income (loss)
  Basic ................................................   $     0.06   $    (0.75)  $     0.81           108%
  Diluted ..............................................         0.06        (0.75)        0.81           108%
Stock price
  High .................................................   $     4.87   $     7.50   $    (2.63)          (35)%
  Low ..................................................         3.13         5.31        (2.18)          (41)%
  Close ................................................         4.54         5.50        (0.96)          (17)%

Key Ratios
Annualized return on average assets ....................         1.30%      (13.67)%        N/A           110%
Annualized return on average equity ....................         5.46%      (56.24)%        N/A           110%
Efficiency ratio (1) ...................................        85.42%   (1,076.68)%        N/A           108%
Core (leverage) capital ratio ..........................        14.67%       14.88%         N/A            (1)%
Risk-based capital ratio ...............................        20.47%       23.13%         N/A           (12)%


(1) The efficiency ratio represents non-interest expense divided by the sum of net interest income or expense after provision for loan losses and non-interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                At or for the Three Months Ended June 30,
                                                           ---------------------------------------------------
                                                                                      Favorable/(Unfavorable)
                                                                                     -------------------------
Operations Data                                               2003         2002           $               %
                                                           ----------   ----------   ----------         ------

Net income (loss) ......................................   $   (4,297)  $  (54,690)  $   50,393            92%
Net interest income (expense) ..........................       (4,976)      (9,590)       4,614            48
Provision for loan losses ..............................       (3,085)      11,411       14,496           127
Non-interest income ....................................       82,353       54,066       28,287            52
Non-interest expense ...................................       81,425       99,526       18,101            18
Distributions on Capital Securities ....................        3,058        3,229          170             5
Income tax expense .....................................          612        1,166          554            48
Effect of change in accounting principle, net of taxes .           --       16,166      (16,166)         (100)

Per Common Share
Net loss
  Basic and diluted ....................................   $    (0.06)  $    (0.81)  $     0.75            92%
Stock price
  High .................................................   $     4.87   $     8.48   $    (3.61)          (43)%
  Low ..................................................         2.71         5.31        (2.60)          (49)%

Key Ratios
Annualized return on average assets ....................        (0.68)%      (7.12)%        N/A            90%
Annualized return on average equity ....................        (2.80)%     (29.53)%        N/A            90%
Efficiency ratio (1) ...................................       101.20%      301.00%         N/A           (66)%

(1) The efficiency ratio represents non-interest expense divided by the sum of net interest income or expense after provision for loan losses and non-interest income.


Overview of Risks and Related Critical Accounting Policies

         For the past several years, we have been undergoing a fundamental transition in the nature of our business. In late 1999 and early 2000, we began to execute a strategic plan to shift our business activities away from capital-intensive businesses involving the purchase or origination of loans, real estate and related assets toward less capital-intensive businesses that generate fee-based revenues. As a result, we generally ceased to originate loans or invest in assets in certain of our business segments ("non-core businesses") unless we were contractually committed to do so. However, we continue actively to manage and resolve the remaining assets in these segments. As of June 30, 2003, our core and non-core businesses were as follows:

          Core Businesses                           Non-Core Businesses
          ---------------                           -------------------

          Residential Loan Servicing                Commercial Finance
          Ocwen Technology Xchange ("OTX")          Affordable Housing
          Ocwen Realty Advisors ("ORA")             Subprime Finance
          Unsecured Collections
          Global Outsourcing
          International Operations

         In addition to our business segments, we use our Corporate Items and Other segment to account for certain items of revenue and expense that are not directly related to a business unit. We include in our Corporate Items and Other segment interest income on cash and cash equivalents, interest expense on corporate assets, gains and losses from debt repurchases, trading gains or losses associated with our collateralized mortgage obligation ("CMO") trading portfolio and general corporate expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Principal Risk Factors. We included a discussion of the principal risk factors that relate to our businesses and may affect future results on pages 16 through 19 of Management's Discussion and Analysis of Operations and Financial Conditions in our Annual Report on Form 10-K for the year ended December 31, 2002.

         Critical Accounting Policies. Our strategies to exit non-core businesses and expand our core businesses are affected by risks in the marketplace. Further, our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of these risks, or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks, and an understanding of these policies is fundamental to understanding Management's Discussion and Analysis of Results of Operations and Financial Condition. We summarize our more subjective and complex accounting policies as they relate to our overall business strategy on pages 19 and 20 of Management's Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2002. We discuss our significant accounting policies in detail in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations


         General. We recorded net income of $4,149 for the second quarter of 2003, as compared to a net loss of $(50,198) for the second quarter of 2002. Our earnings per share were $0.06 for the second quarter of 2003, as compared to a loss per share of $(0.75) for the second quarter of 2002. For the six months ended June 30, 2003 we recorded a net loss of $(4,297) or $(0.06) per share as compared to a loss of $(54,690) or $(0.81) per share for the same period of 2002.

         Our core businesses recorded combined pre-tax income of $7,480 in the second quarter of 2003, an increase of $3,101 or 71% as compared to the second quarter of 2002. For the first six months of 2003, pre-tax income for our core businesses was $14,663, an increase of $6,053 or 70% compared to the same period of 2002. The improvement in combined pre-tax income from our core business segments in 2003 as compared to 2002 is primarily due to declines in OTX losses and an increase in Residential Loan Servicing income. Our non-core business segments earned pre-tax income of $195 in the second quarter of 2003, a $49,269 improvement over the loss in the second quarter of 2002. For the first six months of 2003 our non-core businesses incurred a pre-tax loss of $(12,229) in 2003, an improvement of $53,644 over the same period of 2002. The improvement in the combined results of our non-core segments in 2003 as compared to 2002 is largely due to a reduction in loss provisions and impairment charges on Commercial and Affordable Housing assets. Results of our Corporate Items and Other segment have also improved over 2002 as losses have continued to decline in 2003 largely due to reduced interest expense resulting from debt repurchases in the fourth quarter of 2002. We discuss these segment results in detail in our review of segment profitability, which follows.

         Segment Profitability. In general, we have ceased conducting any new business activities related to our non-core businesses, although we are actively engaged in the sale or other resolution of the remaining non-core assets. These assets are comprised of loans, real estate owned (REO), investments in real estate, securities held in our residual and subordinate trading portfolio and affordable housing properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following tables present the pre-tax income (loss) and total assets for each of our reportable segments at and for the dates indicated:

                                                                          Pre-Tax Income (loss)
                                                           --------------------------------------------------
                                                                 Three Months               Six Months
                                                           -----------------------   ------------------------
For the periods ended June 30,                                2003         2002         2003          2002
--------------------------------------------------------   ----------   ----------   ----------    ----------
Core businesses
    Residential Loan Servicing .........................   $    8,401   $    8,083   $   17,649    $   15,631
    OTX ................................................       (2,645)      (4,904)      (5,972)      (10,186)
    Ocwen Realty Advisors ..............................        1,594          499        2,609         1,019
    Unsecured Collections ..............................          964        1,139        2,281         2,083
    Global Outsourcing .................................          (77)          --            4            --
    International Operations ...........................         (757)        (438)      (1,908)           63
                                                           ----------   ----------   ----------    ----------
                                                                7,480        4,379       14,663         8,610
                                                           ----------   ----------   ----------    ----------
Non-core businesses
    Residential Discount Loans .........................           --          757           --         1,668
    Commercial Finance .................................       (4,266)     (38,324)      (6,925)      (42,744)
    Affordable Housing .................................       (1,324)     (11,675)      (3,604)      (29,658)
    Subprime Finance ...................................        5,785          168       (1,700)        4,861
                                                           ----------   ----------   ----------    ----------
                                                                  195      (49,074)     (12,229)      (65,873)
                                                           ----------   ----------   ----------    ----------

Corporate Items and Other ..............................       (3,294)      (5,503)      (6,455)      (12,427)
                                                           ----------   ----------   ----------    ----------
                                                           $    4,381   $  (50,198)  $   (4,021)   $  (69,690)
                                                           ==========   ==========   ==========    ==========


                                                                                           Total Assets
                                                                                       June 30,   December 31,
                                                                                         2003        2002
                                                                                     ----------   ------------
Core businesses
    Residential Loan Servicing ...................................................   $  626,050   $   579,114
    OTX ..........................................................................        6,138         6,172
    Ocwen Realty Advisors ........................................................        1,112           532
    Unsecured Collections ........................................................          227           296
    Global Outsourcing ...........................................................          237             6
    International Operations .....................................................        5,459         5,366
                                                                                     ----------   -----------
                                                                                        639,223       591,486
                                                                                     ----------   -----------
Non-Core Businesses
    Residential Discount Loans ...................................................           --        44,833
    Commercial Finance ...........................................................      145,747       196,269
    Affordable Housing ...........................................................       64,967        62,093
    Subprime Finance .............................................................       41,064        41,949
                                                                                     ----------   -----------
                                                                                        251,778       345,144
                                                                                     ----------   -----------

Corporate Items and Other ........................................................      371,934       285,612
                                                                                     ----------   -----------
                                                                                     $1,262,935   $ 1,222,242
                                                                                     ==========   ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table summarizes our remaining investment in non-core assets, which are included in the total asset amounts presented above:

                                                             Non-Core Assets
                                                       -------------------------
                                                       June 30,     December 31,
                                                         2003           2002
                                                       --------     ------------
Non-Core Businesses
    Residential Discount Loans ...............         $     --     $      4,633
    Commercial Finance .......................          139,195          190,602
    Affordable Housing (1) ...................           18,456           21,548
    Subprime Finance (2) .....................           39,047           33,447
    Corporate Items and Other ................            3,647               --
                                                       --------    -------------
                                                       $200,345    $     250,230
                                                       ========    =============

(1) At June 30, 2003 and December 31, 2002, properties with a carrying value of $2,770 and $4,458 respectively, were subject to sales contracts that had not yet met the accounting criteria for sales treatment.

(2) The increase in non-core assets of the Subprime Finance segment in 2003 is in large part due to the transfer of securities formerly classified as "Match Funded Assets" to "Trading Securities" during the second quarter as a result of the repurchase and retirement of the associated match funded debt. See "Changes in Financial Condition - Match Funded Assets." These securities had a fair value of $5,926 at June 30, 2003.

         The following is a discussion of the pre-tax income (loss) for each of our reportable business segments.

         Residential Loan Servicing. Through this core business we provide loan servicing, including asset management and resolution services, to third party owners of subprime residential mortgage and "high loan to value" loans for a fee. We acquire the rights to service loans and obtain such rights by purchasing them outright or by entering into sub-servicing contracts. Results for the second quarter and the first six months of 2003 as compared to the same periods of 2002 reflect growth in the volume of mortgage loans serviced as shown in the table below.

                                                          2003             2002
                                                       -----------      -----------
Number of loans at June 30 ...................             339,902          318,993
Unpaid principal balance at June 30 ..........         $33,713,494      $25,989,479
Average unpaid principal balance for the
  following periods:
    Three months ended June 30 ...............         $30,994,887      $24,794,375
    Six months ended June 30 .................         $30,730,460      $23,850,396


                                                        Three Months             Six Months
Selected information                                -------------------    --------------------
For the periods ended June 30,                        2003       2002        2003        2002
------------------------------                      --------   --------    --------    --------
Net interest expense ............................   $  4,937   $  4,336    $  9,824    $  8,737
Servicing and other fees ........................     28,304     29,869      58,511      59,466
Non-interest expense ............................     15,472     18,005      31,920      36,218

o The trend of increasing net interest expense reflects increased borrowing to support increases in the average balance of advances and servicing rights, which do not earn interest. See "Net interest Income (Expense)" for additional information regarding average balances.

o In spite of the current low interest rate environment and an impairment charge of $387 in the second quarter of 2003, pre-tax income increased by $318 in the second quarter of 2003 as compared to 2002. For the first six months of 2003, pre-tax income improved to $17,649, an increase of $2,018 or 13% as compared to the same period of 2002. The improvement in pre-tax earnings during 2003 was largely due to volume growth and expense reduction efforts. See "Non-Interest Income - Servicing and Other Fees" for a detail of the principal components of servicing and other fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

o Non-interest expense decreased by $2,533 or 14% in the second quarter of 2003 as compared to 2002. Year to date, non-interest expense declined $4,298 or 12% in 2003 as compared to 2002. This decline in non-interest expense occurred in spite of the fact that the number of assets we serviced actually increased during 2003. The decline in such expenses was a result of cost reduction initiatives in the areas of compensation and employee benefits and technology and communication costs.

         OTX. Through this core segment we provide technology solutions for the mortgage and real estate industries. OTX products include a residential loan servicing system (REALServicing), a commercial loan servicing system (REALSynergy) and an internet-based mortgage loan processing application and vendor management system (REALTrans). The losses incurred by this segment, which began its operations in 1998, are a result of our continuing investment in the development and marketing of these technology products. The decline in the loss incurred in the second quarter and the first six months of 2003 as compared to the same periods of 2002 is largely the result of ongoing cost reduction efforts, including expanded use of our India resources, and to a lesser degree an increase in software revenues.

                                                        Three Months            Six Months
Selected information                                -------------------    --------------------
For the periods ended June 30,                        2003        2002       2003        2002
------------------------------                      --------   --------    --------    --------
Non-interest income .............................   $  2,534   $  1,612    $  5,007    $  3,143
Non-interest expense ............................      5,179      6,516      10,979      13,329

o The increase in non-interest income in the second quarter of 2003 as compared to 2002 was largely due to a $616 increase in transaction fees resulting from an increase in REALTrans transaction volumes. Year to date, non-interest income for 2003 increased by $1,864 as compared to the same period of 2002 including an increase of $1,261 related to REALTrans.

o The $1,337 or 21% decline in non-interest expense in the second quarter of 2003 as compared to 2002 primarily reflects an $851 decline in technology and communication costs and a $336 decline in compensation and benefits. For the first six months of 2003, non-interest expense declined by $2,350 primarily due to a $1,372 decline in compensation and benefits and a $609 decline in technology and communication costs.

         Ocwen Realty Advisors. Through ORA we provide residential property valuation services. Results for the second quarter of 2003 reflect an improvement in pre-tax profit of $1,095 or 219% over 2002. Year to date, pre-tax profit improved by $1,590 or 156% in 2003 as compared to 2002.

                                                        Three Months            Six Months
Selected information                                -------------------    --------------------
For the periods ended June 30,                        2003        2002       2003        2002
------------------------------                      --------   --------    --------    --------
Non-interest income .............................   $  4,905   $  3,518    $  8,726    $  7,628
Non-interest expense ............................      3,305      3,018       6,108       6,609

o Our increased profitability reflects an improved gross margin as valuation expenses declined from 72% of revenues in both the second quarter and first six months of 2002 to 55% for the same periods of 2003.

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

                                                        Three Months            Six Months
Selected information                                -------------------    --------------------
For the periods ended June 30,                        2003        2002       2003        2002
------------------------------                      --------   --------    --------    --------
Non-interest income:
  Collections ...................................   $    689   $  1,083    $  1,546    $  2,490
  Third-party fees ..............................      1,942      1,765       3,902       2,973
  Other .........................................         22          3          57           2
Non-interest expense ............................      1,688      1,898       3,224       3,633


         Global Outsourcing. This new business segment began operations in December 2002 and recorded a pre-tax loss of $(77) in the second quarter of 2003 and pre-tax income of $4 for the first six months of 2003. These results primarily reflect start-up costs incurred in connection with employee training

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

for new contracts expected to begin operations in the third quarter. Global Outsourcing provides business process outsourcing services to third parties and leverages the operational capacity of our facilities in India.

         International Operations. This segment, which is being reported as a core business segment for the first time this year, recorded a pre-tax loss of $(757) in the second quarter and $(1,908) for the first six months of 2003. In 2002, International Operations reported a pre-tax loss of $(438) for the second quarter and pre-tax income of $63 for the first six months. In 2003, this segment primarily represents the results of operations of Global Servicing Solutions, LLC, our new joint servicing venture with Merrill Lynch for the servicing of assets in various countries. Results for 2002 primarily reflect a one time consulting project for the government of Jamaica.

         Residential Discount Loans. Based on the relative insignificance of the non-core assets remaining in this segment, the remaining assets of this business and any related income or loss arising from their resolution have been included in the Corporate Items and Other segment beginning January 1, 2003. Results for this non-core segment reflect the sale and resolution of loans and real estate owned as part of our ongoing strategy to exit capital-intensive businesses. This segment consisted of operations to acquire at a discount and subsequently resolve sub-performing and non-performing residential mortgage loans. We completed our last acquisition of residential discount loans in 2000. See "Changes in Financial Condition - Loans, Net." This business held non-core assets of $4,633 at December 31, 2002.

                                                        Three Months            Six Months
Selected information                                -------------------    --------------------
For the periods ended June 30,                        2003        2002       2003        2002
------------------------------                      --------   --------    --------    --------
   Net interest income ...........................        --   $  1,677    $     --    $  4,049
   Provision for loan losses .....................        --       (165)         --      (2,302)
   Non-interest income:
     Gain (loss) on interest earning assets, net .        --       (427)         --      (2,436)
     Gain on real estate owned, net ..............        --        336          --         500
     Other .......................................        --        164          --         168
   Non-interest expense ..........................        --      1,157          --       2,914

o Loss on interest earning assets is primarily comprised of losses from the sale of loans.

         Commercial Finance. Results for this non-core segment reflect our continuing exit from loan and real estate businesses. We have not purchased any commercial assets since 2000. With the exception of loans made to facilitate the sale of our own assets, we have also not originated any loans since 2000. See "Changes in Financial Condition - Loans, Net." Since then, this business has consisted of the management, repositioning, and resolution of the remaining non-core assets. At June 30, 2003, the $139,195 of non-core assets remaining in this business consisted of 14 loan and real estate assets and an unrated subordinate security with a fair value of $2,577. These 14 assets consisted of five loans totaling $28,736, four REO properties totaling $52,429 and four investments in real estate totaling $55,453. Of the 14 remaining assets, the five largest amounted to $103,643 or 76% of the total. During the second quarter of 2003, three loans and one REO property were sold with a combined net book value prior to sale of $46,533. While we believe that additional sales will occur during 2003, it is probable that some properties will not be sold until 2004 or later.

         We regularly assess the value of our remaining assets and provide additional loss reserves or impairment charges as appropriate. Combined reserves on our remaining commercial loans and REO balances at June 30, 2003 amounted to 26% of the book value of such assets, consistent with reserve levels at December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                        Three Months            Six Months
Selected information                                -------------------    --------------------
For the periods ended June 30,                        2003        2002       2003        2002
------------------------------                      --------   --------    --------    --------
Net interest expense ............................   $  2,096   $  2,738    $  4,397    $  3,588
Provision for loan losses .......................     (3,373)     7,313      (3,458)     10,025
Non-interest income:
  Gain (loss) on real estate owned, net .........       (159)   (12,142)        197     (16,331)
  Gain (loss) on interest-earning assets, net ...         27       (541)         27        (541)
  Net operating gain (loss) on investments in
   real estate ..................................     (4,595)   (13,993)     (3,701)     (9,339)
  Other .........................................      1,037        708       1,766       1,605
  Non-interest expense ..........................      1,853      2,304       4,274       4,524

o The negative provision for loan losses in 2003 primarily resulted from the recovery of excess reserves on loan sales during the second quarter. Reserve levels on our remaining commercial loans were 13% of book value at June 30, 2003 as compared to 19% at December 31, 2002. See "Provision for Loan Losses".

o The loss on REO for the second quarter of 2003 included a provision for loss in fair value of $691 as compared to $12,551 for the second quarter of 2002. For the year to date periods, the provision for loss in fair value amounted to $336 and $17,752 for 2003 and 2002, respectively. Reserves on our four remaining commercial REO properties at June 30, 2003 amounted to 32% of book value. This compares to reserve levels of 30% of book value on six properties at December 31, 2002.

o Net operating losses on investments in real estate for 2003 and 2002 included impairment charges of $5,526 and $15,317, respectively, recorded in the second quarter. Earnings on loans accounted for as investments in real estate declined to $346 for the first six months of 2003 from $3,909 for the same period of 2002 as a result of sales and resolutions. See "Changes in Financial Condition - Investments in Real Estate".

         Affordable Housing. Historically, we invested in affordable housing properties primarily through a series of limited partnerships. Except to complete those projects in which an investment had already been made, we ceased making investments in properties in 2000 as part of our shift in strategy to fee-based businesses and because the volume of tax credits being generated was exceeding our ability to utilize them effectively. Since that time, we have been marketing each of these properties for sale. As a result of sales and increased reserve levels, our investment in affordable housing properties had been reduced to $12,182 at June 30, 2003 from $15,319 at December 31, 2002. Of the remaining balance, $2,770 relates to a property that is subject to a sales contract that has not yet met the accounting criteria for sales treatment. In addition, this segment has $6,274 of loans outstanding for limited partnership properties that we do not consolidate in our financial statements. While we cannot project sales with certainty, we believe that it is possible that we will sell the remaining properties before the end of 2003 and that new sources of financing will be established to repay the remaining loan balances. We regularly assess the carrying value of our remaining assets and provide additional loss reserves as appropriate. At June 30, 2003, our combined reserves associated with affordable housing properties and loans amounted to 51% of the remaining book value of such assets as compared to 48% at December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                        Three Months            Six Months
Selected information                                -------------------    --------------------
For the periods ended June 30,                        2003        2002       2003        2002
------------------------------                      --------   --------    --------    --------
Net interest expense ............................   $    811   $  1,177    $  1,648    $  2,872
Provision for loan losses .......................          3      3,770         148       3,939
Net operating losses on investments in certain
   affordable housing properties ................        226      6,228         883      21,909

o Net interest expense has declined primarily because finance charges have declined as affordable housing properties have been sold. This trend was offset in part by an increase in receivables, which also are not interest-bearing, arising from sales.

o The provision for loan losses in 2002 reflects an increase in reserves during the second quarter in response to revisions in estimated permanent financing proceeds. Reserve levels on these loans were 42% of book value at both June 30, 2003 and December 31, 2002.

o Net operating losses have declined primarily because of a decline in charges we recorded for estimated losses on the sale of the properties. These charges amounted to $5,998 and $21,294 during the three and six months ended June 30, 2002, respectively. Losses for 2003 included $432 of such charges recorded in the first quarter. The reserves associated with our remaining properties amounted to 55% at June 30, 2003 as compared to 50% at December 31, 2002. See "Changes in Financial Condition - Affordable Housing Properties."

         Subprime Finance. We were engaged in domestic subprime residential loan origination prior to ceasing originations in August of 1999; however, we have continued to manage and resolve the remaining non-core assets. At June 30, 2003, the non-core assets remaining in this business consisted primarily of trading securities with a fair value of $38,960, including $5,926 of securities previously reported as match funded assets. These securities are presently generating income and return of principal through cash flows.

                                                        Three Months            Six Months
Selected information                                -------------------    --------------------
For the periods ended June 30,                        2003        2002       2003        2002
------------------------------                      --------   --------    --------    --------
Interest income .................................   $  4,656   $  3,274    $  9,486    $  6,188
Interest expense ................................        284        882         627       2,045
Gain (loss) on trading securities, net ..........      3,071        (65)      2,466       3,338
Non-interest expense ............................      1,655      1,987      13,022       2,452

o The increase in interest income during 2003 as compared to 2002 is largely the result of an increase in cash flow distributions received on unrated single family subprime residual securities.

o The decline in interest expense is consistent with the declines in securities and loan balances.

o Net gains on trading securities for 2002 included $4,406 of realized gains from sales during the second quarter.

o The $10,570 increase in non-interest expense during the first six months of 2003 compared to 2002 is primarily due to the $10,000 Admiral Home Loan arbitration loss and related legal expenses. See Note 8 to the Interim Consolidated Financial Statements for additional information regarding this litigation.

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

                                                        Three Months            Six Months
Selected information                                -------------------    --------------------
For the periods ended June 30,                        2003        2002       2003        2002
------------------------------                      --------   --------    --------    --------
Net interest expense ............................   $  1,634   $  3,761    $  3,521    $  7,407
Distributions on Capital Trust Securities .......      1,529      1,566       3,058       3,229
Technology and other corporate expenses .........      1,628      2,888       3,299       6,025
Gain (loss) on debt repurchases .................         (4)     1,070          (4)      1,074

o Net interest expense in 2003 declined primarily as a result of significant debt repurchases during the fourth quarter of 2002 and the ongoing reduction in brokered deposits.

o Corporate expenses declined in 2003 primarily as a result of a reduction in technology and other operating expenses retained in this segment. The decline in technology and other corporate expenses retained in this segment resulted primarily from cost savings initiatives that we completed in the fourth quarter of 2002.

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

         In addition to interest income reported in this caption, we also earn interest on the balance of custodial accounts we hold in connection with our Residential Loan Servicing business. These amounts are reported as servicing fees and are not included in the following information. See "Non-Interest Income
- Servicing and Other Fees".

         Our net interest income and net interest margin began declining in 2000 and have been negative since 2001. This trend reflects a decline in the ratio of interest-earning assets to interest-bearing liabilities, which has fallen from 98% in 1999 to 46% in the second quarter of 2003 (59% in the second quarter of 2002). Both our acquisition of OAC in 1999 and our change in strategic direction from capital-intensive businesses to fee-based sources of income have contributed to an increase in the relative amount of non-interest-earning assets (such as real estate, advances on loans serviced for others and mortgage servicing rights) that are funded by interest-bearing liabilities. We expect this trend to continue as we dispose of our remaining non-core assets, a portion of which are interest-bearing, and increase non-interest-earning assets of our core businesses. On the other hand, the net interest spread and margin actually improved during the three and six months ended June 30, 2003 as compared to the same periods of 2002 primarily as a result of debt we redeemed during November 2002 totaling $73,545, which had relatively high fixed rates of interest expense and maturity of brokered certificates of deposit.

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

                                                                             Three Months Ended June 30,
                                                      ----------------------------------------------------------------------
                                                                     2003                                 2002
                                                      --------------------------------   -----------------------------------
                                                                    Interest   Average                  Interest    Average
                                                       Average      Income/    Yield/      Average      Income/     Yield/
                                                       Balance      Expense     Rate       Balance      Expense      Rate
                                                      ---------    ---------   -------   ----------    ----------   ---------
Average Assets
Interest earning cash and other....................   $  29,679    $      96     1.29%   $   13,524    $     69       2.04%
Federal funds sold and repurchase agreements.......     135,794          419     1.23       151,017         693       1.84
Trading securities
   CMOs (AAA-rated)................................      10,500           16     0.61       114,512         831       2.90
   Subordinates, residuals and other...............      36,503        4,741    51.95        37,975       3,328      35.05
Loans (1)..........................................      93,499          737     3.15       153,397       2,077       5.42
Match funded loans and securities..................      44,063          989     8.98        69,532       1,808      10.40
                                                      ---------    ---------             -----------   --------
   Total interest earning assets...................     350,038        6,998     8.00       539,957       8,806       6.52
                                                                   ---------                           --------
Non-interest earning cash..........................      85,813                              67,765
Affordable housing properties......................      13,146                              61,430
Real estate owned, net.............................      55,614                              97,234
Investment in real estate..........................      59,944                              90,136
Advances on loans and loans serviced for others....     288,805                             265,077
Mortgage servicing rights..........................     172,251                             123,385
Match funded advances on loans serviced for others.     118,546                              96,845
Receivables........................................      76,385                              61,794
Other assets.......................................      59,558                              64,786
                                                      ----------                         -----------
   Total assets....................................   $1,280,100                         $1,468,409
                                                      ==========                         ==========

Average Liabilities and Stockholders Equity
Interest-bearing demand deposits...................   $  17,005           60     1.41%   $   15,246          56       1.47%
Savings deposits...................................       1,423            3     0.84         1,764           5       1.13
Certificates of deposit............................     404,334        4,472     4.42       483,881       7,021       5.80
                                                      ---------    ---------             -----------   --------
   Total interest-bearing deposits.................     422,762        4,535     4.29       500,891       7,082       5.66
Securities sold under agreements to repurchase.....          --           --                 15,341          71       1.85
Bonds-match funded agreements......................     136,106        1,258     3.70       148,046       1,807       4.88
Lines of credit and other secured borrowings.......     121,173        1,319     4.35        96,914       1,180       4.87
Notes and debentures...............................      76,869        2,293    11.93       153,451       4,574      11.92
                                                      ---------    ---------             ----------    --------
   Total interest-bearing liabilities..............     756,910        9,405     4.97       914,643      14,714       6.43
                                                      ---------    ---------             ----------    --------
Non-interest bearing deposits......................       5,783                               6,789
Escrow deposits....................................      96,695                              83,852
Excess of net assets acquired over purchase price..          --                               1,478
Other liabilities..................................      59,175                              47,043
                                                     ----------                          ----------
   Total liabilities...............................     918,563                           1,053,805
Capital Securities.................................      56,249                              57,592
Minority interest..................................       1,561                                  16
Stockholders' equity...............................     303,727                             356,996
                                                     ----------                          ----------
   Total liabilities and stockholders' equity......  $1,280,100                          $1,468,409
                                                     ==========                          ==========

Net interest income (expense)......................                $  (2,407)                          $ (5,908)
                                                                   =========                           ========

Net interest spread................................                              3.03%                              0.09%

Net interest margin................................                             (2.75)%                            (4.38)%

Ratio of interest-earning assets to
    interest-bearing liabilities...................         46%                                  59%

(1) The average balances include non-performing loans, interest on which is recognized on a cash basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                             Six Months Ended June 30,
                                                     ---------------------------------------------------------------------
                                                                     2003                               2002
                                                     ---------------------------------   ---------------------------------
                                                                    Interest   Average                 Interest    Average
                                                      Average       Income/    Yield/      Average     Income/     Yield/
                                                      Balance       Expense     Rate       Balance     Expense      Rate
                                                     ----------    ---------   -------   ----------   ----------   -------
Average Assets
Interest earning cash and other....................  $   20,815    $     146     1.40%   $   13,878    $    161     2.32%
Federal funds sold and repurchase agreements.......     120,237          737     1.23       144,290       1,272     1.76
Trading securities
   CMOs (AAA-rated)................................      13,310          (90)   (1.35)      125,191       2,144     3.43
   Subordinates, residuals and other...............      36,679        9,712    52.96        52,306       6,373    24.37
Loans (1)..........................................      97,409        1,109     2.28       171,098       7,513     8.78
Match funded loans and securities..................      47,056        2,141     9.10        72,751       4,057    11.15
                                                      ---------    ---------             ----------    --------
   Total interest earning assets...................     335,506       13,755     8.20       579,514      21,520     7.43
                                                                   ---------                           --------
Non-interest earning cash..........................      86,427                              60,841
Affordable housing properties......................      14,141                              82,003
Real estate owned, net.............................      56,445                             104,283
Investment in real estate..........................      59,359                              99,890
Real estate held for sale..........................          --                               6,637
Advances on loans and loans serviced for others....     285,346                             269,038
Mortgage servicing rights..........................     171,535                             113,423
Match funded advances on loans serviced for others.     119,263                             100,156
Receivables........................................      80,300                              55,793
Other assets.......................................      53,270                              64,466
                                                     ----------                          ----------
   Total assets....................................  $1,261,592                          $1,536,044
                                                     ==========                          ==========

Average Liabilities and Stockholders Equity
Interest-bearing demand deposits...................  $   16,818          119     1.42%   $   13,599         123     1.81%
Savings deposits...................................       1,490            7     0.94         1,587           9     1.13
Certificates of deposit............................     402,762        9,274     4.61       523,933      15,567     5.94
                                                      ---------    ---------             ----------    --------
   Total interest-bearing deposits.................     421,070        9,400     4.46       539,119      15,699     5.82
Securities sold under agreements to repurchase.....         500            3     1.20        21,420         198     1.85
Bonds-match funded agreements......................     139,919        2,564     3.66       150,794       3,716     4.93
Lines of credit and other secured borrowings.......     107,955        2,176     4.03        98,624       2,331     4.73
Notes and debentures...............................      76,922        4,588    11.93       152,476       9,166    12.02
                                                      ---------    ---------             ----------    --------
   Total interest-bearing liabilities..............     746,366       18,731     5.02       962,433      31,110     6.46
                                                      ---------    ---------             ----------    --------
Non-interest bearing deposits......................       5,332                               6,298
Escrow deposits....................................      93,237                              81,661
Excess of net assets acquired over purchase price..          --                               1,478
Other liabilities..................................      51,691                              54,589
                                                     ----------                          ----------
   Total liabilities...............................     896,626                           1,106,459
Capital Securities.................................      56,249                              59,376
Minority interest..................................       1,589                                (230)
Stockholders' equity...............................     307,128                             370,439
                                                     ----------                          ----------
   Total liabilities and stockholders' equity......  $1,261,592                          $1,536,044
                                                     ==========                          ==========

Net interest income (expense)......................                $  (4,976)                          $ (9,590)
                                                                   =========                           ========

Net interest spread................................                              3.18%                              0.97%

Net interest margin................................                             (2.97)%                            (3.31)%

Ratio of interest-earning assets to
interest-bearing liabilities.......................          45%                                 60%

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

                                                            Three Months                                 Six Months
                                                ------------------------------------        ----------------------------------
                                                            2003 vs. 2002                               2003 vs. 2002
                                                ------------------------------------        ----------------------------------
                                                  Favorable (Unfavorable) Variance            Favorable (Unfavorable) Variance
For the period ended June 30, 2003 vs. 2002                    Due To                                       Due To
---------------------------------------------   ------------------------------------        ----------------------------------
                                                  Rate         Volume         Total           Rate          Volume      Total
                                                -------       -------        -------        -------        -------    --------
Interest Income from Interest-Earning Assets
--------------------------------------------

Interest earning cash and other ........        $  (32)       $    59        $    27        $   (78)       $    63    $    (15)
Federal funds sold and repurchase
  agreements............................          (210)           (64)          (274)          (346)          (189)       (535)
Trading securities:
   CMOs (AAA-rated) ....................          (379)          (436)          (815)        (1,362)          (872)     (2,234)
   Subordinates, residuals and other ...         1,547           (134)         1,413          5,696         (2,357)      3,339
Loans ..................................          (693)          (647)        (1,340)        (4,049)        (2,355)     (6,404)
Match funded loans and securities ......          (223)          (596)          (819)          (657)        (1,259)     (1,916)
                                                ------        -------        -------        -------        -------    --------
   Total interest income from
     interest-earning assets ...........            10         (1,818)        (1,808)          (796)        (6,969)     (7,765)
                                                ------        -------        -------        -------        -------    --------

Interest Expense on Interest-Bearing
Liabilities
------------------------------------

Interest-bearing demand deposits .......             2             (6)            (4)            30            (26)          4
Savings deposits .......................             1              1              2              1              1           2
Certificates of deposit ................         1,507          1,042          2,549          3,103          3,190       6,293
                                                ------        -------        -------        -------        -------    --------
   Total interest-bearing deposits .....         1,510          1,037          2,547          3,134          3,165       6,299
Securities sold under agreements to repurchase      --             71             71             52            143         195
Bonds-match funded agreements ..........           412            137            549            899            253       1,152
Lines of credit and other secured borrowing        134           (273)          (139)           363           (208)        155
Notes and debentures ...................            (3)         2,284          2,281             71          4,507       4,578
                                                ------        -------        -------        -------        -------    --------
   Total interest expense on interest-bearing
     liabilities .......................         2,053          3,256          5,309          4,519          7,860      12,379
                                                ------        -------        -------        -------        -------    --------

Favorable (unfavorable) variance, net ..        $2,063        $ 1,438        $ 3,501        $ 3,723        $   891    $  4,614
                                                ======        =======        =======        =======        =======    ========


         We incurred net interest expense before provision for loan losses of $(2,407) for the three months ended June 30, 2003 as compared to $(5,908) for the same period of the prior year, a favorable variance of $3,501 or 59%. This favorable variance was due to a decrease in the balance of our average interest-bearing liabilities and an increase in the net interest spread, offset by a decrease in the balance of our average interest-earning assets. The net interest spread increased 294 basis points as a result of a 148 basis-point increase in the weighted average yield on our interest-earning assets, and a 146 basis-point decline in the weighted average rate on our interest-bearing liabilities. The net impact of these rate changes was a $2,063 favorable variance. The average balance of our interest-earning assets decreased by $189,919 or 35% during the second quarter of 2003 and reduced interest income by $1,818. The average balance of our interest-bearing liabilities decreased by $157,733 or 17% during the second quarter of 2003 and decreased interest expense by $3,256. The net impact of these volume changes resulted in a $1,438 favorable variance.

         For the first six months of 2003 we incurred net interest expense before provision for loan losses of $(4,976) as compared to $(9,590) for the same period of the prior year, a favorable variance of $4,614 or 48%. This favorable variance was due to a decrease in the balance of our average interest-bearing liabilities and an increase in the net interest spread, offset by a decrease in the balance of our average interest-earning assets. The net interest spread increased 221 basis points as a result of a 77 basis-point increase in the weighted average yield on our interest-earning assets, and a 145 basis-point decline in the weighted average rate on our interest-bearing liabilities. The net impact of these rate changes was a $3,723 favorable variance. The average balance of our interest-earning assets decreased by $244,008 or 42% during the first six months of 2003 and reduced interest income by $6,969. The average balance of our interest-bearing liabilities decreased by $216,068 or 22% during the first six months of 2003 and decreased interest expense by $7,860. The net impact of these volume changes resulted in an $891 favorable variance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                            Annualized
                                                   Average Balance       Increase          Average Yield         Increase
                                               ---------------------    (Decrease)        ----------------      (Decrease)
For the three months ended June 30,              2003         2002          $              2003      2002      Basis Points
--------------------------------------------   ---------   ---------    ---------         ------    ------     ------------
Interest earning cash and other ............   $  29,679   $  13,524    $  16,155          1.29%     2.04%           (75)
Federal funds sold and repurchase agreements     135,794     151,017      (15,223)         1.23%     1.84%           (61)
Trading securities:
  CMOs (AAA-rated) .........................      10,500     114,512     (104,012)         0.61%     2.90%          (229)
  Subordinates, residuals and other ........      36,503      37,975       (1,472)        51.95%    35.05%         1,690
Loans ......................................      93,499     153,397      (59,898)         3.15%     5.42%          (227)
Match funded loans and securities ..........      44,063      69,532      (25,469)         8.98%    10.40%          (142)
                                               ---------   ---------    ---------
                                               $ 350,038   $ 539,957    $(189,919)         8.00%     6.52%           148
                                               =========   =========    =========


                                                                                            Annualized
                                                   Average Balance       Increase          Average Yield         Increase
                                               ---------------------    (Decrease)        ----------------      (Decrease)
For the six months ended June 30,                2003         2002          $              2003      2002      Basis Points
--------------------------------------------   ---------   ---------    ---------         -------   ------     ------------
Interest earning cash and other ............   $  20,815   $  13,878    $   6,937          1.40%     2.32%           (92)
Federal funds sold and repurchase agreements     120,237     144,290      (24,053)         1.23%     1.76%           (53)
Trading securities:
  CMOs (AAA-rated) .........................      13,310     125,191     (111,881)        (1.35)%    3.43%          (478)
  Subordinates, residuals and other ........      36,679      52,306      (15,627)        52.96%    24.37%         2,859
Loans ......................................      97,409     171,098      (73,689)         2.28%      8.78%         (650)
Match funded loans and securities ..........      47,056      72,751      (25,695)         9.10%    11.15%          (205)
                                               ---------   ---------    ---------
                                               $ 335,506   $ 579,514    $(244,008)         8.20%     7.43%            77
                                               =========   =========    =========


         Interest income we earned on loans decreased by $1,340 or 65% during the three months ended June 30, 2003 as compared to the same period of the prior year primarily as a result of a $59,898 or 39% decline in the average balance and a 227 basis-point decline in the average yield. For the first six months of 2003, interest income on loans declined $6,404 or 85% as compared to the same period of 2002 primarily as a result of a $73,689 or 43% decline in the average balance and a 650 basis point decline in the average yield. Sales, resolutions, foreclosures and the absence of acquisitions have resulted in the declines in the average balance of loans during 2003. Resolution income declined from $2,691 for the six months ended June 30, 2002 to $57 for the same period of 2003. In addition, there was an increase in the proportion of non-performing loans in the portfolio, on which we do not accrue interest. The yield on loans is likely to fluctuate from period to period as a result of the timing of resolutions, particularly the resolution of large multi-family residential and commercial real estate loans, and the mix of the overall portfolio between performing and non-performing loans. See "Changes in Financial Condition - Loans, Net."

         Interest income we earned on match funded loans and securities decreased $819 or 45% in the second quarter of 2003 as compared to the second quarter of 2002. This decrease was due to a $25,469 or 37% decline in the average balances and a 142 basis-point decline in the average yield. For the first six months of 2003, interest income on match funded loans and securities declined $1,916 or 47% compared to the same period of 2002 due to a $25,695 or 35% decline in the average balance and a 205 basis point decline in the average yield. The decline in the average balances during 2003 was primarily the result of principal repayments received on both the loans and securities, as well as the transfer of the match funded securities to residual trading securities during the second quarter as a result of the repurchase and retirement of the related match funded debt. See "Changes in Financial Condition - Match Funded Assets".

         Interest income we earned from our combined trading securities portfolio increased from $4,159 during the three months ended June 30, 2002 to $4,757 in the second quarter of 2003, a $598 or 14% increase. For the six months ended June 30, 2003, interest income on trading securities increased $1,105 or 13%. The increase in interest income during 2003 is primarily due to an increase in the average yield earned on subordinates and residuals, offset by a decline in the average balance of our investment in trading securities and a decline in the average yield earned on CMOs. The increase in the average yield on subordinate and residual securities in 2003 is largely the result of sales of low-yielding unrated subprime residuals during 2002 and an increase in interest payments received on unrated single family subprime residuals. The decline in our average investment in subordinates and residuals during 2003 is primarily the result of sales, principal repayments and amortization. The declines in our

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

average investment in CMOs during 2003 is the result of principal maturities, principal repayments and amortization of premium. This trend reflects a reduced need to hold these securities to meet the Qualified Thrift Lender requirements. CMOs have less cash flow variability and their average lives and yields to maturity generally are more stable. Therefore, CMOs are priced to yield less than classes of mortgage-related securities such as subordinates and residuals that are less stable. The decline in the average yield on CMOs is primarily the result of declining interest rates and increased prepayments of the underlying mortgages that back the bonds. When prepayments occur faster than anticipated, as in 2003, the amortization of premiums paid when the bonds were purchased is accelerated resulting in a lower or negative yield.

                                                                                            Annualized
                                                     Average Balance       Increase        Average Yield         Increase
                                                 ---------------------    (Decrease)      ----------------      (Decrease)
For the three months ended June 30,                2003         2002          $            2003      2002      Basis Points
----------------------------------------------   ---------   ---------    ---------       ------    ------     ------------
Interest-bearing deposits ....................   $ 422,762   $ 500,891    $ (78,129)       4.29%     5.66%         (137)
Securities sold under agreements to repurchase          --      15,341      (15,341)         --%     1.85%         (185)
Bonds-match funded agreements ................     136,106     148,046      (11,940)       3.70%     4.88%         (118)
Lines of credit and other secured borrowings .     121,173      96,914       24,259        4.35%     4.87%          (52)
Notes and debentures .........................      76,869     153,451      (76,582)      11.93%    11.92%            1
                                                 ---------   ---------    ---------
                                                 $ 756,910   $ 914,643    $(157,733)       4.97%     6.43%         (146)
                                                 =========   =========    =========


                                                                                            Annualized
                                                     Average Balance       Increase        Average Yield         Increase
                                                 ---------------------    (Decrease)      ----------------      (Decrease)
For the six months ended June 30,                  2003         2002          $            2003      2002      Basis Points
----------------------------------------------   ---------   ---------    ---------       ------    ------     ------------
Interest-bearing deposits ....................   $ 421,070   $ 539,119    $(118,049)       4.46%     5.82%         (136)
Securities sold under agreements to repurchase         500      21,420      (20,920)       1.20%     1.85%          (65)
Bonds-match funded agreements ................     139,919     150,794      (10,875)       3.66%     4.93%         (127)
Lines of credit and other secured borrowings .     107,955      98,624        9,331        4.03%     4.73%          (70)
Notes and debentures .........................      76,922     152,476      (75,554)      11.93%    12.02%           (9)
                                                 ---------   ---------    ---------
                                                 $ 746,366   $ 962,433    $(216,067)       5.02%     6.46%         (144)
                                                 =========   =========    =========


         Interest expense we incurred on our interest-bearing deposits decreased $2,547 or 36% during the three months ended June 30, 2003 as compared to the same period of the prior year due to a $78,129 or 16% decrease in the average balance and a 137 basis-point decline in the average rate. For the first six months of 2003, interest expense on deposits declined $6,299 or 40% as compared to the first six months of 2002 as a result of a $118,049 or 22% decline in the average balance and a 136 basis point decline in the average rate. The decline in the average balance of deposits during 2003 resulted primarily from maturing brokered certificates of deposit. We have not issued any new brokered certificates of deposit since 2000 and, at this time, do not intend to issue any such deposits in the foreseeable future. We do however plan to retain non-brokered deposits as a source of financing. See "Changes in Financial Condition - Deposits."

         Interest expense on notes and debentures declined by $2,281 or 50% during the second quarter of 2003 as compared to the second quarter of 2002. This decline was due to a $76,582 or 50% decline in the average outstanding balance. For the six months ended June 30, 2003, interest expense on notes and debentures declined $4,578 or 50% as compared to the same period of 2002 due to a $75,554 or 50% decline in the average balances outstanding. The declines in average balance outstanding resulted primarily from our November 2002 call redemption of $40,000 of our 11.875% notes and $33,500 of our 12% subordinated debentures. See "Changes in Financial Condition - Notes and Debentures."

         Interest expense we incurred on bonds-match funded agreements declined $549 or 30% during the three months ended June 30, 2003 as compared to the same period of the prior year as a result of a 118 basis-point decline in the average rate and a $11,940 or 8% decrease in the average balance outstanding. For the six months ended June 30, 2003 interest expense on match funded agreements declined $1,152 or 31% due to a 127 basis point decline in the average rate and a $10,875 or 7% decline in the average outstanding balance. The decline in the average rates during the 2003 is largely due to declines in LIBOR. The decrease in the average balances during 2003 is due to principal repayments, as well as the redemption of bonds-match funded agreements secured by residual securities during the second quarter. See "Changes in Financial Condition - Bonds - Match Funded Agreements."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Provisions for Loan Losses. At June 30, 2003, our total net loan balance was $35,922 or 2.8% of total assets. Of the balance remaining at June 30, 2003, $28,736 represents five loans held in our Commercial Finance segment and $6,274 represents three multi-family loans held in our Affordable Housing segment. Because of the small number of remaining loans, we are able to perform a specific risk assessment on each Commercial Finance and Affordable Housing loan. Our risk assessment of Commercial Finance loans includes a review of the underlying loan collateral, general and local economic conditions, property type risk, borrower's capacity and willingness to pay, and projections of prospective cash flows based on property-specific events. For loans held in our Affordable Housing business, we project the amounts to be realized from the disposition of the property to determine the appropriate allowance for loan losses. We also analyze the historical trends in the gains or losses on disposition and resolution of loans as compared to the allowance for loan losses at the time of disposition and resolution. The results of this analysis are also taken into consideration in evaluating the allowance for loan losses on the remaining loans. The allowance for loan losses is management's best estimate of probable inherent loan losses incurred as of June 30, 2003. Provisions we record for losses on our loans are charged to operations to maintain an allowance for losses on our loans at a level we consider adequate based upon an evaluation of known and inherent risks in such portfolios, as described above.

         The following table presents the provisions for loan losses by business segment for the periods indicated:

                                                                 Three Months                      Six Months
                                                       -------------------------------   -------------------------------
For the periods ended June 30,                              2003             2002             2003             2002
----------------------------------------------------   --------------   --------------   --------------   --------------
Loans:
  Unsecured Collections.............................   $           --   $         (186)  $           --   $         (251)
  Residential Discount Loans........................               --             (235)              --           (2,350)
  Commercial Finance................................           (3,374)           7,313           (3,458)          10,026
  Affordable Housing................................                3            3,770              148            3,938
  Corporate Items and Other.........................              109               --              222               --
                                                       --------------   --------------   --------------   --------------
                                                               (3,262)          10,662           (3,088)          11,363
Match funded loans:
  Residential Discount Loans........................               --               70               --               48
  Corporate Items and Other.........................               11               --                3               --
                                                       --------------   --------------   --------------   --------------
                                                       $       (3,251)  $       10,732   $       (3,085)  $       11,411
                                                       ==============   ==============   ==============   ==============

         The decline in the provision we recorded on loans during the three and six months ended June 30, 2003 as compared to the same period in 2002 is primarily due to sales and resolutions of commercial loans. The negative loan loss provision for 2003 resulted primarily from the recovery of excess reserves on sales of commercial loans, which were non-performing, during the second quarter. Our allowance for loan losses as a percentage of non-performing loans has increased from 27.5% at December 31, 2002 to 40.6% at June 30, 2003. For additional information regarding non-performing loans, see "Changes in Financial Condition - Loans, Net." As indicated in the table below, our allowance as a percentage of loans decreased slightly from 21.3% at December 31, 2002 to 19.9% at June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table sets forth the allowance for loan losses as a percentage of the respective loan balances by business segment at the dates indicated:

                                                                      Allowance
                                                         Loan         as a % of
                                        Allowance       Balance         Loans
                                       -----------    -----------    -----------
June 30, 2003
-------------
Loans:
  Commercial Finance .............     $     4,210    $    32,946       12.8%
  Affordable Housing .............           4,576         10,850       42.2%
  Corporate Items and Other ......             123          1,035       11.9%
                                       -----------    -----------
                                             8,909         44,831       19.9%
Match funded loans:
  Corporate Items and Other ......             148         31,551        0.5%
                                       -----------    -----------
                                       $     9,057    $    76,382       11.9%
                                       ===========    ===========
December 31, 2002
-----------------
Loans:
  Residential Discount Loans .....     $       154    $     1,584        9.7%
  Commercial Finance .............          16,179         85,377       19.0%
  Affordable Housing .............           4,428         10,657       41.6%
                                       -----------    -----------
                                            20,761         97,618       21.3%
Match funded loans:
  Residential Discount Loans .....             144         38,129        0.4%
                                       -----------    -----------
                                       $    20,905    $   135,747       15.4%
                                       ===========    ===========
June 30, 2002
-------------
Loans:
  Residential Discount Loans .....     $       176    $     1,995        8.8%
  Commercial Finance .............           4,974         16,856       29.5%
  Affordable Housing .............          13,378        121,686       11.0%
                                       -----------    -----------
                                            18,528        140,537       13.2%
Match funded loans:
  Residential Discount Loans .....             218         44,599        0.5%
                                       -----------    -----------
                                       $    18,746    $   185,136       10.1%
                                       ===========    ===========

         For additional information regarding our allowance for loan losses on the above portfolios, see "Changes in Financial Condition - Allowance for Loan Losses." For information relating to our valuation allowance on real estate owned, see "Changes in Financial Condition - Real Estate Owned."

         Non-Interest Income. The following table sets forth the principal components of our non-interest income during the periods indicated:

                                                                       Three Months                     Six Months
                                                                 ---------------------------   ---------------------------
For the periods ended June 30,                                       2003           2002           2003           2002
--------------------------------------------------------------   ------------   ------------   ------------   ------------
Servicing and other fees......................................   $     37,130   $     35,848   $     74,778   $     71,574
Gain (loss) on interest earning assets, net...................             27           (996)            27         (2,773)
Gain (loss) on trading and match funded securities, net.......          3,188            161          2,765          2,953
Gain (loss) on real estate owned, net.........................           (279)       (11,858)           (23)       (15,970)
Gain (loss) on other non-interest earning assets, net.........            180            (93)           474           (841)
Net operating gains (losses) on investments in real estate....         (4,595)       (13,993)        (3,702)        (9,339)
Gain (loss) on repurchase of debt.............................             (4)         1,070             (4)         1,074
Other income..................................................          4,036          2,368          8,038          7,400
                                                                 ------------   ------------   ------------   ------------
                                                                 $     39,683   $     12,507   $     82,353   $     54,078
                                                                 ============   ============   ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Servicing and Other Fees. Our servicing and other fees are primarily comprised of fees we earned from investors for servicing residential mortgage loans on their behalf. The following table sets forth the principal components of our servicing and other fees by segment for the periods indicated:

For the three months ended June 30,                              2003                                      2002
----------------------------------------------   ---------------------------------------   ---------------------------------------
                                                 Residential                               Residential
                                                    Loan         Other                        Loan         Other
                                                  Servicing     Segments        Total       Servicing     Segments        Total
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Loan servicing and related fees:
  Loan servicing fees (1) ....................   $    38,352   $     2,151   $    40,503   $    33,771   $     1,814   $    35,585
  Late charges ...............................         9,155           537         9,692         6,740           216         6,956
  Interest on custodial accounts (2) .........         2,434             1         2,435         2,131            --         2,131
  Special servicing fees .....................           526            --           526           844            76           920
  Compensating interest expense (3) ..........        (7,657)           --        (7,657)       (4,709)           --        (4,709)
  Amortization of servicing rights (4) .......       (22,227)           --       (22,227)      (13,459)           --       (13,459)
  Other, net .................................         2,460         1,063         3,523         1,030           166         1,196
                                                 -----------   -----------   -----------   -----------   -----------   -----------
                                                      23,043         3,752        26,795        26,348         2,272        28,620
Other fees:
  Property valuation fees (ORA) ..............            --         4,906         4,906            --         3,507         3,507
  Default servicing fees .....................         1,020           136         1,156         1,131            --         1,131
  Retail banking fees ........................         1,825             5         1,830         1,116             7         1,123
  Other ......................................         2,416            27         2,443         1,274           193         1,467
                                                 -----------   -----------   -----------   -----------   -----------   -----------
                                                 $    28,304   $     8,826   $    37,130   $    29,869   $     5,979   $    35,848
                                                 ===========   ===========   ===========   ===========   ===========   ===========

For the six months ended June 30,                                2003                                      2002
----------------------------------------------   ---------------------------------------   ---------------------------------------
                                                 Residential                               Residential
                                                    Loan         Other                        Loan         Other
                                                  Servicing     Segments        Total       Servicing     Segments        Total
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Loan servicing and related fees:
  Loan servicing fees (1) ....................   $    77,962   $     4,468   $    82,430   $    65,049   $     3,214   $    68,263
  Late charges ...............................        18,046           854        18,900        13,580           454        14,034
  Interest on custodial accounts (2) .........         4,274            --         4,274         3,737            --         3,737
  Special servicing fees .....................         1,180            --         1,180         2,273            --         2,273
  Compensating interest expense (3) ..........       (13,621)           --       (13,621)       (8,779)           --        (8,779)
  Amortization of servicing rights (4) .......       (43,405)           --       (43,405)      (24,085)         (109)      (24,194)
  Other, net .................................         3,660         1,907         5,567           979           552         1,531
                                                 -----------   -----------   -----------   -----------   -----------   -----------
                                                      48,096         7,229        55,325        52,754         4,111        56,865
Other fees:
  Property valuation fees (ORA) ..............            --         8,726         8,726            --         7,742         7,742
  Default servicing fees .....................         1,993           183         2,176         2,413            --         2,413
  Retail banking fees ........................         3,551            10         3,561         2,073            17         2,090
  Other ......................................         4,871           119         4,990         2,226           238         2,464
                                                 -----------   -----------   -----------   -----------   -----------   -----------
                                                 $    58,511   $    16,267   $    74,778   $    59,466   $    12,108   $    71,574
                                                 ===========   ===========   ===========   ===========   ===========   ===========

(1) The increase in loan servicing fees during 2003 is largely due to the growth in residential loans we serviced for others. The average unpaid principal balance of all loans we serviced during the three months ended June 30, 2003 and 2002 amounted to $31,966,467 and $26,235,201, respectively. The average unpaid principal during the six months ended June 30, 2003 and 2002 was $31,783,113 and $25,291,305, respectively.

(2) Interest we earned on custodial accounts during the holding period between collection of borrower payments and remittance to investors.

(3) A servicer of securitized loans is typically obligated to pay the securitization trust the difference between a full month of interest and the interest collected on loans that are repaid before the end of a calendar month.

(4) The increase in amortization expense during 2003 reflects an increase in our purchases of rights to service loans for others. See "Changes in Financial Condition - Mortgage Servicing Rights".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table sets forth loans we serviced at the dates indicated:

                                                    Subprime Loans (1)             Other Loans                    Total
                                                -------------------------   -------------------------   --------------------------
                                                                No. of                      No. of                      No. of
                                                   Amount        Loans         Amount        Loans         Amount        Loans
                                                -----------   -----------   -----------   -----------   -----------   -----------
June 30, 2003
-------------
Performing: (2)
    Residential servicing ...................   $29,740,367       288,171   $   915,019        15,178   $30,655,386       303,349
    Commercial servicing ....................            --            --       426,072           311       426,072           311
                                                -----------   -----------   -----------   -----------   -----------   -----------
                                                $29,740,367       288,171   $ 1,341,091        15,489   $31,081,458       303,660
                                                ===========   ===========   ===========   ===========   ===========   ===========
Non-performing: (2)
    Residential servicing ...................   $ 2,831,220        32,778   $   226,888         3,775   $ 3,058,108        36,553
    Commercial servicing ....................            --            --       554,985           288       554,985           288
                                                ===========   -----------   -----------   -----------   -----------   -----------
                                                $ 2,831,220        32,778   $   781,873         4,063   $ 3,613,093        36,841
                                                ===========   ===========   ===========   ===========   ===========   ===========
Total loans serviced for others:
    Residential servicing ...................   $32,571,587       320,949   $ 1,141,907        18,953   $33,713,494       339,902
    Commercial servicing ....................            --            --       981,057           599       981,057           599
                                                -----------   -----------   -----------   -----------   -----------   -----------
                                                $32,571,587       320,949   $ 2,122,964        19,552   $34,694,551       340,501
                                                ===========   ===========   ===========   ===========   ===========   ===========

December 31, 2002
-----------------
Performing: (2)
    Residential servicing ...................   $26,817,731       282,926   $ 1,089,109        17,204   $27,906,840       300,130
    Commercial servicing ....................            --            --       752,722           407       752,722           407
                                                -----------   -----------   -----------   -----------   -----------   -----------
                                                $26,817,731       282,926   $ 1,841,831        17,611   $28,659,562       300,537
                                                ===========   ===========   ===========   ===========   ===========   ===========
Non-performing: (2)
    Residential servicing ...................   $ 2,565,823        31,626   $   261,014         4,277   $ 2,826,837        35,903
    Commercial servicing ....................            --            --       582,964           238       582,964           238
                                                -----------   -----------   -----------   -----------   -----------   -----------
                                                $ 2,565,823        31,626   $   843,978         4,515   $ 3,409,801        36,141
                                                ===========   ===========   ===========   ===========   ===========   ===========
Total loans serviced for others:
    Residential servicing ...................   $29,383,554       314,552   $ 1,350,123        21,481   $30,733,677       336,033
    Commercial servicing ....................            --            --     1,335,686           645     1,335,686           645
                                                -----------   -----------   -----------   -----------   -----------   -----------
                                                $29,383,554       314,552   $ 2,685,809        22,126   $32,069,363       336,678
                                                ===========   ===========   ===========   ===========   ===========   ===========

(1) Subprime loans represent loans we service which were made by others to borrowers who did not qualify under guidelines of the Fannie Mae and Freddie Mac ("nonconforming loans").

(2) Non-performing loans serviced for others have been delinquent for 90 days of more. Performing loans serviced for others are current or have been delinquent for less than 90 days.

         Loss on Interest Earning Assets, Net. Losses for 2002 of $(2,773) resulted primarily from $(2,454) of losses on sales of residential discount loans.

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

                                                                     Three Months                          Six Months
                                                           --------------------------------      -------------------------------
For the period ended June 30,                                  2003               2002               2003              2002
-------------------------------------------------------    -------------      -------------      -------------     -------------
Unrealized gain (loss):
  Trading securities...................................    $       3,310      $         663      $       3,013     $      (1,191)
  Match funded securities..............................             (122)                96               (248)              273
                                                           -------------      -------------      -------------     -------------
                                                                   3,188                759              2,765              (918)
                                                           -------------      -------------      -------------     -------------
Realized gain (loss):
  Trading securities...................................               --               (598)                --             3,871
                                                           -------------      -------------      -------------     -------------
                                                           $       3,188      $         161      $       2,765     $       2,953
                                                           =============      =============      =============     =============

         Gain (Loss) on Real Estate Owned, Net. The following table sets forth the results of our real estate owned (which does not include investments in real estate that are discussed below), during the periods indicated:

                                                                     Three Months                          Six Months
                                                           --------------------------------      -------------------------------
For the period ended June 30,                                  2003               2002               2003              2002
-------------------------------------------------------    --------------     -------------      -------------     -------------
Gains on sales.........................................    $           13     $       1,002      $          92     $       2,563
Provision for losses in fair value.....................              (781)          (12,954)              (484)          (19,076)
Operating income (expense), net (1)....................               489                94                369               543
                                                           --------------     -------------      -------------     -------------
                                                           $         (279)    $     (11,858)     $         (23)    $     (15,970)
                                                           ==============     =============      =============     =============

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

         Net Operating Gains (Losses) on Investments in Real Estate. The following table sets forth the results of our investment in real estate operations during the periods indicated:

                                                                     Three Months                          Six Months
                                                           -------------------------------      -------------------------------
For the period ended June 30,                                  2003               2002               2003              2002
-------------------------------------------------------    -------------     -------------      -------------     -------------
Operating income, net (1)..............................    $         938     $         833      $       1,478     $       2,069
Equity in earnings of loans accounted
    for as investments in real estate (2)..............               (7)              491                346             3,909
Impairment charges.....................................           (5,526)          (15,317)            (5,526)          (15,317)
                                                           -------------     -------------      -------------     -------------
                                                           $      (4,595)    $     (13,993)     $      (3,702)    $      (9,339)
                                                           =============     =============      =============     =============

(1) The decline in operating income for 2003 as compared to 2002 is primarily the result of our sale of our shopping center located in Bradenton, Florida during 2002. See "Changes in Financial Condition - Investments in Real Estate."

(2) The decrease in equity in earnings during 2003 related to certain loans accounted for as investments in real estate is primarily the result of significant resolution gains earned in connection with the repayment of loans during the first quarter of 2002.

(3) Impairment charges during 2003 and 2002 included write-downs totaling $5,526 and $14,549, respectively, of the carrying value of our remaining properties held for investment to our estimate of their realizable values. See "Changes in Financial Condition - Investments in Real Estate".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Other Income. The following table sets forth the principal components of other income for the periods indicated:

                                                                  Three Months                      Six Months
                                                          ---------------------------      ---------------------------
For the periods ended June 30,                               2003             2002            2003             2002
-------------------------------------------------------   ----------       ----------      ----------       ----------
  Collections of credit card receivables...............   $      689       $    1,083      $    1,546       $    2,490
  Consulting fees (1)..................................           48               --             142            1,398
  Software revenue (2).................................        2,555              529           5,027            1,002
  Brokerage commissions (3)............................          527              633             941            1,251
  Other................................................          217              123             382            1,259
                                                          ----------       ----------      ----------       ----------
                                                          $    4,036       $    2,368      $    8,038       $    7,400
                                                          ==========       ==========      ==========       ==========

(1) For 2002, these fees consisted principally of consulting fees earned during the first quarter as advisor to Jamaica's Financial Sector Adjustment Company in the resolution or liquidation of non-performing loans and real estate assets.

(2) Software revenues earned by OTX from unaffiliated customers. These amounts exclude revenues earned from other consolidated affiliates, which have been eliminated in consolidation. See Note 7 to the Interim Consolidated Financial Statements included in Item 1 herein.

(3)      Commissions earned from sales of real estate owned properties.

         Non-Interest Expense. The following table sets forth the principal components of our non-interest expense during the periods indicated:

                                                                  Three Months                      Six Months
                                                          ---------------------------      ---------------------------
For the periods ended June 30,                               2003             2002            2003             2002
-------------------------------------------------------   ----------       ----------      ----------       ----------
  Compensation and employee benefits...................   $   17,130       $   19,708      $   34,838       $   40,781
  Occupancy and equipment..............................        2,685            3,331           5,515            6,045
  Technology and communication costs...................        4,497            6,009           8,994           11,061
  Loan expenses........................................        3,465            3,436           7,000            7,371
  Net operating losses on investments in affordable
    housing properties.................................          226            6,228             883           21,910
  Professional services and regulatory fees............        4,060            3,172          19,344            7,768
  Other operating expenses.............................        2,554            2,615           4,851            4,602
                                                          ----------       ----------      ----------       ----------
                                                          $   34,617       $   44,499      $   81,425       $   99,538
                                                          ==========       ==========      ==========       ==========

         Compensation and Employee Benefits. The following table presents the principal components of compensation and benefits we incurred for the periods indicated:

                                                                  Three Months                      Six Months
                                                           --------------------------       --------------------------
For the periods ended June 30,                                2003             2002            2003             2002
-------------------------------------------------------    ---------        ---------       ---------        ---------
Salaries (1)...........................................    $  11,655        $  13,765       $  23,630        $  27,847
Bonuses (2)............................................        2,374            2,187           5,243            4,582
Payroll taxes..........................................          792            1,092           2,026            2,609
Commissions............................................          410            1,148             801            2,022
Insurance..............................................          553              718           1,073            1,386
Severance..............................................          736               93             817              601
Contract programmers...................................           55              144              60              389
Relocation.............................................           60              129             289              248
Other..................................................          495              432             899            1,097
                                                           ---------        ---------       ---------        ---------
                                                           $  17,130        $  19,708       $  34,838        $  40,781
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Salary expense has declined during 2003 as compared to 2002 in spite of an increase in the average number of total employees. This is due in large part to our ongoing globalization initiative to reduce labor costs through the migration of certain functions (primarily in support of Residential Loan Servicing and OTX) to our offices in Bangalore and Mumbai, India. This initiative has resulted in a significant increase in the concentration of our workforce in India. During the second quarter of 2003, we had an average of 1,990 total employees, including an average of 1,062 in our India offices. For the second quarter of 2002, our total number of employees averaged 1,794 and included an average of 443 employees in our India locations. During the first six months of 2003, we had average total employment of 1,915, including 969 in India, as compared to 1,729 in total and 367 in India during the first six months of 2002. We may experience additional growth in our India staff during the remainder of 2003, dependent upon the growth of our new business initiatives, primarily Global Outsourcing. The decline in salaries, in spite of the increase in the number of employees, is also the result of a change in the mix of our workforce in the United States to a greater concentration of clerical level employees. This change in mix has occurred as we have exited capital-intensive businesses in favor of fee-based businesses, primarily Residential Loan Servicing.

         Occupancy and Equipment. Occupancy and equipment costs consist principally of rents, depreciation, building maintenance, mail and delivery expenses and other costs of our office operations.

         Technology and Communication Costs. Technology and communication costs consist primarily of depreciation on our computer hardware and software, technology-related consulting fees (primarily OTX), telephone expenses and amortization of capitalized software development costs. The decline in technology and communication costs during the three and six months ended June 30, 2003 as compared to the same periods of 2002 is primarily due to declines in consulting fees incurred by OTX and declines in other miscellaneous technology costs of our Residential Loan Servicing business segment.

         Loan Expenses. Loan expenses are largely comprised of appraisal fees incurred in connection with property valuation services we provided through ORA. See "Segment Profitability - Ocwen Realty Advisors" for additional discussion of these costs. Loan expenses also include other miscellaneous expenses incurred in connection with loans we own and those we service for others. See "Changes in Financial Condition - Loans, Net."

         Net Operating Losses on Investments in Affordable Housing Properties. Net operating losses on our investments in affordable housing properties have declined significantly during 2003 as compared to 2002. This decline is primarily the result of lower charges that we recorded for expected losses from the sale of properties. These charges reflect revisions to completion cost estimates and modifications to projected sales results and amounted to $5,998 and $21,294 during the three and six months ended June 30, 2002, respectively. For 2003, $432 of such charges were recorded during the first quarter. See "Changes in Financial Condition - Affordable Housing Properties".

         Professional Services and Regulatory Fees. Professional services and regulatory fees are primarily comprised of legal fees and settlements, non-technology related consulting fees, audit fees and insurance. The increase in professional services and regulatory fees in the second quarter of 2003 as compared to 2002 was primarily due to an increase in legal fees and settlements offset by a decline in consulting fees. Professional services and regulatory fees increased by $11,576 during the first six months of 2003 as compared to 2002. This increase was largely due to a $12,468 increase in legal fees and settlements resulting primarily from the $10,000 reserve, plus related legal fees, established in the first quarter of 2003 in connection with the arbitration award to the former owners of Admiral Home Loan. See Note 8 to the Interim Consolidated Financial Statements included in Item 1 for additional information regarding this award.

         Other Operating Expenses. Other operating expenses primarily include travel costs, check processing and other deposit related costs, amortization of deferred costs and provisions for uncollectible receivables.

         Distributions on Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. Cash distributions on the Capital Securities are payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 10.875%. We recorded $1,529 and $1,566 of distributions to holders of the Capital Securities during the three months ended June 30, 2003 and 2002, respectively. For the six-month periods, these distributions amounted to $3,058 and $3,229 during 2003 and 2002, respectively. The decline in distributions is the result of repurchases during 2002. See Note 3 to the Interim Consolidated Financial Statements included in Item 1 and "Changes in Financial Condition - Company-Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Income Tax Expense (Benefit). The following table provides details of our income tax expense (benefit) for the periods indicated:

                                                                    Three Months                        Six Months
                                                           --------------------------------   -------------------------------
For the period ended June 30,                                   2003             2002             2003              2002
--------------------------------------------------------   --------------    --------------   --------------   --------------
Income tax benefit on loss before taxes and effect of
   change in accounting principle.......................   $       (1,918)  $       (18,197)  $       (1,992)         (25,879)
Provision for valuation allowance on current year's
   deferred tax asset...................................            2,223            18,197            2,604           27,045
                                                           --------------    --------------   --------------   --------------
   Income tax expense...................................              305                --              612            1,166
Income tax benefit on effect of change in accounting
   principle............................................               --                --               --           (1,166)
                                                           --------------    --------------   --------------   --------------

Total income tax expense................................   $          305    $           --   $          612   $           --
                                                           ==============    ==============   ==============   ==============

         Total income tax expense of $305 and $612 for the three and six months ended June 30, 2003 represents tax payments related to our investment in non-economic tax residual securities that have no book value. Excluding the effect of these tax payments, our effective tax rate was 0% for the six months ended June 30, 2003 and 2002. Income tax expense includes the effects of tax credits of $598 and $628 during the three ended June 30, 2003 and 2002, respectively, and $1,777 and $1,487, respectively during the six months ended June 30, 2003 and 2002, resulting from our investment in affordable housing properties.

         For the six months of 2002, our effective tax rate was 0% as income tax expense of $1,166 offset the benefit of $1,166 related to the effect of the change in accounting principle recorded during the second quarter.

         The provision for deferred tax asset valuation allowance is a non-cash charge increasing the aggregate valuation allowance based on our estimate under the applicable accounting rules of the amount of the deferred tax asset that we are more likely than not to realize.

Changes in Financial Condition

         Trading Securities. The following table sets forth the fair value of our trading securities at the dates indicated:

                                                                                                June 30,         December 31,
                                                                                                  2003              2002
                                                                                              ------------       ------------
Collateralized mortgage obligations and U.S. Treasury securities:
   Collateralized mortgage obligations (AAA-rated) (1)..................................      $      4,982       $     20,540
   U.S. Treasury securities.............................................................             3,847              1,016
                                                                                              ------------       ------------
                                                                                              $      8,829       $     21,556
                                                                                              ============       ============
Subordinates and residuals:
   Single family residential
     BB-rated subordinates..............................................................      $        587       $        599
     B-rated subordinates...............................................................               596                606
     Unrated subordinates ..............................................................               287                344
     Unrated subprime residuals (2).....................................................            38,960             33,213
                                                                                              ------------       ------------
                                                                                                    40,430             34,762
   Commercial unrated subordinates......................................................             2,577              2,577
                                                                                              ------------       ------------
                                                                                              $     43,007       $     37,339
                                                                                              ============       ============

(1) During the six months ended June 30, 2003, CMO trading securities declined $15,558. This decline was primarily due to maturities and principal repayments.

(2) During the six months ended June 30, 2003, unrated subprime residual trading securities increased by $5,747. This increase was primarily due to due to the transfer of securities formerly classified as "Match Funded Assets" to "Trading Securities" during the second quarter as a result of the repurchase and retirement of the associated match funded debt. These securities had a fair

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         value of $5,926 at June 30, 2003. See "Changes in Financial Condition - Match Funded Assets". Principal repayments received during the first six months of 2003 were offset almost entirely by increases in fair value.

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

         The following table presents information regarding our subordinate and residual trading securities summarized by classification and rating at June 30, 2003:

                                                                         Anticipated   Anticipated              Anticipated
                                                                           Yield to      Yield to                 Weighted
                                                             Percent     Maturity at   Maturity at                Average
                                                              Owned       Purchase       06/30/03                Remaining
           Rating/Description (1)              Fair Value    by Ocwen      (2)(3)         (2)(4)      Coupon    Life (2)(5)
-------------------------------------------    ----------   ---------    -----------   -----------   --------   -----------
Residential:
    BB-rated subordinates..................    $      587     100.00%      16.80%          8.60%         6.16%     3.10
    B-rated subordinates...................           596     100.00       17.41          25.22          6.34      1.91
    Unrated subordinates...................           287     100.00       14.77          27.44          6.95      0.04
    Unrated subprime residuals.............        38,960     100.00       17.15           5.30          N/A       5.48
                                               ----------
                                                   40,430
Commercial:
    Unrated subordinates...................         2,577     100.00       22.15          12.10          7.37      1.35
                                               ----------
                                               $   43,007
                                               ==========

(1) Refers to the credit rating designated by the rating agency for each securitization transaction. Classes designated "A" have a superior claim on payment to those rated "B", which are superior to those rated "C." Additionally, multiple letters have a superior claim to designations with fewer letters. Thus, for example, "BBB" is superior to "BB," which in turn is superior to "B." The lower class designations in any securitization will receive interest payments after senior classes and will experience losses before any

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         senior class. The lowest potential class designation is "unrated" which, if included in a securitization, will always receive interest last and experience losses first.

(2) Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. Because they do not have a stated maturity, we disclose the weighted average life of these securities.

(3) Represents the effective yield from inception to maturity based on the purchase price and anticipated future cash flows under pricing assumptions.

(4) Represents the effective yield based on the purchase price, actual cash flows received from inception until the respective date, and the then current estimate of future cash flows under the assumptions at the respective date. Changes in the June 30, 2003 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and loss assumptions.

(5) Represents the weighted average life in years based on the June 30, 2003 book value.

         The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie our subordinate and residual trading securities at June 30, 2003:

Description                          U.K.      California     New York      Florida     New Jersey    Other (1)       Total
-----------                        --------    ----------     ---------    ---------    ----------    ----------    ----------
Single family residential.....     $ 76,490    $   45,496     $  31,345    $  30,786    $   29,547    $  253,741    $  467,405
Commercial....................           --        12,874            --           --            --        40,961        53,835
Multi-family residential......           --           832           381          247           686         2,308         4,454
                                   --------    ----------     ---------    ---------    ----------    ----------    ----------
Total ........................     $ 76,490    $   59,202     $  31,726    $  31,033    $   30,233    $  297,010    $  525,694
                                   ========    ==========     =========    =========    ==========    ==========    ==========

Percentage of total...........        14.55%        11.26%         6.04%        5.90%         5.75%        56.50%       100.00%
                                   ========    ==========     =========    =========    ==========    ==========    ==========

(1) Consists of properties located in 46 other states, none of which aggregated over $28,411 in any one state.

         Investments in Real Estate. Our investments in real estate totaled $55,453 or 4.4% of total assets at June 30, 2003 and consisted of the following at the dates indicated:

                                                                                             June 30,           December 31,
                                                                                               2003                 2002
                                                                                           -------------       -------------
Properties held for investment:
   Office building..................................................................       $      21,438       $      27,602
   Retail shopping center...........................................................              10,746               9,090
   Building improvements............................................................              17,743              17,387
   Tenant improvements and lease commissions........................................               4,727               2,795
   Furniture and fixtures...........................................................                  34                  30
                                                                                           -------------       -------------
                                                                                                  54,688              56,904
   Accumulated depreciation.........................................................              (6,362)             (5,316)
                                                                                           -------------       -------------
                                                                                                  48,326              51,588

Commercial loans accounted for as investments in real estate........................               2,094               2,188

Investment in real estate partnerships..............................................               5,033               4,900
                                                                                           -------------       -------------
                                                                                           $      55,453       $      58,676
                                                                                           =============       =============

         Properties Held for Investment. Properties held for investment at June 30, 2003 and December 31, 2002 consisted of one office building located in Jacksonville, Florida and one shopping center located in Halifax, Nova Scotia. At June 30, 2003 the office building was approximately 63.3% leased and the shopping center was approximately 68.6% leased. The $2,216 decline in the aggregate gross carrying value of our properties held for investment during the first six months of 2003 was primarily due to an impairment charge of $5,526

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

recorded during the second quarter on our office building investment, offset in part by capitalized improvements of $2,961.

         Loans Accounted for as Investments in Real Estate. We acquired certain acquisition, development and construction loans in January 2000 in which we participate in the expected residual profits of the underlying real estate, and where the borrower has not contributed substantial equity to the project. As such, we account for these loans under the equity method of accounting as though we have an investment in a real estate limited partnership. Our investment at June 30, 2003 and December 31, 2002 consisted of one loan.

         Investments in Real Estate Partnerships. Our investment at June 30, 2003 and December 31, 2002 consisted of interests in two limited partnerships operating as real estate ventures, consisting of multi-family type properties.

         Affordable Housing Properties. Historically, we invested in multi-family residential projects that have been allocated low-income housing tax credits under Section 42 of the Internal Revenue Code of 1986, as amended, by a state tax credit allocating agency. We ceased making new investments in 2000 as part of our shift in strategy to fee-based businesses and because the volume of tax credits being generated was exceeding our ability to utilize them effectively. Since that time, we have been marketing each of these properties for sale. As a result, our investment in affordable housing properties has been declining and consisted of only six investments at June 30, 2003. The carrying values of our affordable housing investments amounted to $12,182 or 1.0% of total assets at June 30, 2003 and were comprised of the following at the dates indicated:

                                                        June 30,    December 31,
                                                          2003          2002
                                                      -----------   -----------
Properties subject to sales agreements (1).........   $     2,770   $     4,458
Properties not yet sold............................         9,412        10,861
                                                      -----------   -----------
     Total.........................................   $    12,182   $    15,319
                                                      ===========   ===========

(1) These sales agreements have not yet met all the accounting criteria to qualify for sales treatment.

         The $3,137 decline in the balances during the six months ended June 30, 2003 was primarily due to sales of projects with a combined book value of approximately $1,597 and increased reserves for estimated losses from future sales.

         The qualified affordable housing projects underlying our investments in low-income housing tax credit interests are geographically located throughout the United States. At June 30, 2003, our largest single investment was $5,519, which relates to a project located in N. Wildwood, New Jersey.

         Low-income housing tax credit partnerships in which we invest both as a limited and, through a subsidiary, as general partner are presented on a consolidated basis and totaled $2,645 and $3,357 at June 30, 2003 and December 31, 2002, respectively. Our investment in partnerships in which we invest only as a limited partner amounted to $9,537 and $11,962 at June 30, 2003 and December 31, 2002, respectively, and are accounted for using the equity method. We recorded a loss from operations after depreciation of $226 and $6,228 for the three months ended June 30, 2003 and 2002, respectively and $883 and $21,910 for the six months ended June 30, 2003 and 2002, respectively. For the three and six months ended June 30, 2002, these losses from operations included $5,998 and $21,294 of provisions for estimated losses on properties. In both periods, these provisions included a charge of $3,944 to record a discount on a long-term receivable that arose from the sale of seven properties. In the six months ended June 30, 2003, the loss from operations includes $432 of provisions for estimated losses. There was no provision for estimated loss in the three months ended June 30, 2003. See "Results of Operations - Non-Interest Expense - Net Operating Losses on Investments in Affordable Housing Properties".

         Loans, Net. Our total net investment in loans of $35,922 at June 30, 2003 represents 2.8% of total assets. Originations in the second quarters of 2003 and 2002 represent loans we made to facilitate sales of real estate assets we owned and fundings of pre-existing commitments on construction loans. Otherwise, we have not originated or acquired any new loans since 2000. This reflects our strategy to dispose of assets associated with non-core business lines.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Composition of Loans, Net. The following table sets forth the composition of our loans by business segment and type of loan at the dates indicated:

                                                                                                  June 30,        December 31,
                                                                                                    2003              2002
                                                                                                -------------    -------------
Residential Discount Loans: (1)
   Unpaid principal balance
     Single family residential loans......................................................      $          --    $       2,163
   Unaccreted discount and deferred fees..................................................                 --             (579)
   Allowance for loan losses..............................................................                 --             (154)
                                                                                                -------------    -------------
                                                                                                           --            1,430
                                                                                                -------------    -------------
Affordable Housing:
   Unpaid principal balance
     Multi-family residential loans.......................................................             10,850           11,003
   Undisbursed loan funds.................................................................                 --             (346)
   Allowance for loan losses..............................................................             (4,576)          (4,428)
                                                                                                -------------    -------------
                                                                                                        6,274            6,229
                                                                                                -------------    -------------
Commercial Finance:
   Unpaid principal balance
     Office buildings.....................................................................                 --           41,215
     Hotels...............................................................................             17,668           11,668
     Retail properties....................................................................                 --           27,500
     Multifamily residential loans........................................................             15,965           15,215
     Other properties.....................................................................                150            1,188
                                                                                                 ------------     ------------
                                                                                                       33,783           96,786
   Unaccreted discount and deferred fees..................................................               (837)         (11,409)
   Allowance for loan losses..............................................................             (4,210)         (16,179)
                                                                                                -------------    -------------
                                                                                                       28,736           69,198
                                                                                                -------------    -------------
Corporate Items and Other:
   Unpaid principal balance
     Single family residential loans......................................................              1,603               --
   Unaccreted discount and deferred fees..................................................               (568)              --
   Allowance for loan losses..............................................................               (123)              --
                                                                                                -------------    -------------
                                                                                                          912               --
                                                                                                -------------    -------------
Loans, net................................................................................      $      35,922    $      76,857
                                                                                                =============    =============

(1) Loans and all other assets of the Residential Discount Loans segment were transferred to the Corporate Items and Other segment, effective January 1, 2003.

         Loans are secured by mortgages on property located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing our loans were located at June 30, 2003:

                                                     Corporate
                                                     Items and           Affordable           Commercial
                                                       Other               Housing              Finance              Total
                                                    ------------        ------------         ------------        ------------
Florida......................................       $         --        $        774         $      6,360        $      7,134
Michigan.....................................                 --                  --                5,850               5,850
New Jersey...................................                 --               5,500                   --               5,500
Texas........................................                 --                  --                4,772               4,772
Pennsylvania.................................                188                  --                4,005               4,193
Other (1)....................................                724                  --                7,749               8,473
                                                    ------------        ------------         ------------        ------------
   Total.....................................       $        912        $      6,274         $     28,736        $     35,922
                                                    ============        ============         ============        ============

(1) Consists of properties located in 10 other states, none of which aggregated over $4,021 in any one state.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Activity in Loans. The following table sets forth our loan activity during the periods indicated:

                                                              Three Months                              Six Months
                                                   ----------------------------------       ---------------------------------
For the period ended June30,                            2003                2002                 2003                2002
-----------------------------------------------    --------------      -------------        -------------       -------------
Balance at beginning of period.................    $       80,891      $     150,557        $      76,857       $     185,293
Originations (1)
  Commercial Finance...........................                --                 --                6,000              16,569
  Corporate Items and Other....................               108                879                  420                 879
                                                   --------------      -------------        -------------       -------------
                                                              108                879                6,420              17,448
                                                   --------------      -------------        -------------       -------------

Resolutions and repayments (2).................           (26,893)            (2,700)             (27,936)            (21,692)
Loans transferred to real estate owned.........               (63)            (5,877)                (157)            (13,215)
Sales..........................................           (42,042)           (14,172)             (42,042)            (64,002)
Decrease in undisbursed loan proceeds..........                --              1,066                  346               1,762
(Increase) decrease in discount and deferred
  fees.........................................            12,019              2,909               10,582              24,531
(Increase) decrease in allowance for loan
  losses.......................................            11,902            (10,653)              11,852              (8,116)
                                                   --------------      -------------        -------------       -------------
Balance at end of period.......................    $       35,922      $     122,009        $      35,922       $     122,009
                                                   ==============      =============        =============       =============

(1) Commercial Finance originations represent loans made to facilitate sales of our own assets and fundings of construction loans we originated in prior years. Commercial originations during the six months ended June 30, 2003 represents a single loan made during the first quarter to facilitate the sale of a hotel REO property. Commercial originations during the six months ended June 30, 2002 included a loan of $9,153 that we made during the first quarter to facilitate the sale of three assisted living facilities. Originations in the Corporate Items and Other segment represent repurchases of single family loans previously sold.

(2) Resolutions and repayments consists of loans that were resolved in a manner that resulted in partial or full repayment of the loan to us, as well as principal payments on loans that have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans that have not been resolved.

         The following table sets forth certain information relating to our non-performing loans at the dates indicated:

                                                                                         June 30,            December 31,
                                                                                          2003                   2002
                                                                                      ------------           ------------
Non-performing loans: (1)
 Corporate Items and Other..................................................          $      1,035           $         --
 Residential Discount Loans.................................................                    --                  1,345
 Affordable Housing.........................................................                10,329                  9,798
 Commercial Finance.........................................................                10,573                 64,406
                                                                                      ------------           ------------
                                                                                      $     21,937           $     75,549
                                                                                      ============           ============

Non-performing loans as a percentage of: (1)
 Total loans (2)............................................................                48.9%                  77.4%
 Total assets...............................................................                 1.7%                   6.2%

Allowance for loan losses as a percentage of:
 Total loans (2)............................................................                19.9%                  21.3%
 Non-performing loans (1)...................................................                40.6%                  27.5%

(1) Loans which are contractually past due 90 days or more in accordance with the original terms of the loan agreement. We do not accrue interest on loans past due 90 days or more. The decline in non-performing loans held in our Commercial Finance Segment occurred because of sales during the second quarter.

(2) Total loans are net of unaccreted discount, unamortized deferred fees and undisbursed loan funds.

         See "Changes in Financial Condition - Allowance for Loan Losses" below for additional information regarding the allowance for loan losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Match Funded Assets. Match funded assets are comprised of the following at the dates indicated:

                                                                                               June 30,        December 31,
                                                                                                 2003              2002
                                                                                             -------------    -------------
Single family residential loans (1)...................................................       $      31,551    $      38,129
Allowance for loan losses.............................................................                (148)            (144)
                                                                                             -------------    -------------
Match funded loans, net...............................................................              31,403           37,985
                                                                                             -------------    -------------

Match funded securities...............................................................                  --            8,057
                                                                                             -------------    -------------

Match funded advances on loans serviced for others
 Principal and interest...............................................................              61,660           66,524
 Taxes and insurance..................................................................              33,479           30,301
 Other................................................................................              26,426           24,877
                                                                                             -------------    -------------
                                                                                                   121,565          121,702
                                                                                             -------------    -------------
                                                                                             $     152,968    $     167,744
                                                                                             =============    =============

(1) Includes $2,386 and $3,120 of non-performing loans at June 30, 2003 and December 31, 2002, respectively.

         We acquired single family residential match funded loans in connection with our acquisition of OAC. OAC had previously securitized these loans and transferred them to a real estate mortgage investment conduit on November 13, 1998. The transfer did not qualify as a sale for accounting purposes since we retained effective control of the loans transferred. Accordingly, we recorded the proceeds that we received from the transfer as a liability (bonds-match funded agreements). The $6,582 decline in the balance during the first six months of 2003 was largely due to repayment of loan principal.

         The match funded loans are secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing our loans were located at June 30, 2003:


Michigan......................................................     $       4,344
Texas.........................................................             2,987
California....................................................             2,494
Florida.......................................................             1,963
Massachusetts.................................................             1,949
Other (1).....................................................            17,814
                                                                   -------------
                                                                   $      31,551
                                                                   =============

(1) Consists of properties located in 35 other states, none of which aggregated over $1,741 in any one state.

         Match funded securities resulted from our transfer of four unrated residual securities to a trust on December 16, 1999 in exchange for non-recourse notes. The transfer did not qualify as a sale for accounting purposes since we retained effective control over the securities transferred. Accordingly, we reported the amount of proceeds we received from the transfer as a secured borrowing with pledge of collateral (bonds-match funded agreements). In June 2003, the Ocwen NIM Trust 1999 - OAC1 adopted a plan of complete liquidation, which caused the early redemption of the related bonds-match funded agreements. The match funded securities, which had a fair value of $5,926, were transferred to trading securities. See "Changes in Financial Conditions - Trading Securities" and - "Bonds - Match Funded Agreements."

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

         Allowances for Loan Losses. As discussed in the "Results of Operations
- Provision for Loan Losses" section, we maintain an allowance for loan losses for each of our loans at a level that we consider adequate to provide for probable losses based upon an evaluation of known and inherent risks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table sets forth the breakdown of the allowance for loan losses on our loans and match funded loans and the percentage of allowance and loans in each segment to totals in the respective portfolios at the dates indicated:

                                                     June 30, 2003                                December 31, 2002
                                      --------------------------------------------    --------------------------------------------
                                            Allowance             Loan Balance              Allowance             Loan Balance
                                      --------------------    --------------------    --------------------    --------------------
                                       Amount      Percent     Amount      Percent     Amount      Percent     Amount      Percent
                                      --------    --------    --------    --------    --------    --------    --------    --------
Loans:
   Residential Discount loans .....   $     --          --%   $     --          --%   $    154           1%   $  1,584           2%
   Affordable Housing .............      4,576          51%     10,850          24%      4,428          21%     10,657          11%
   Commercial Finance .............      4,210          47%     32,946          74%     16,179          78%     85,377          87%
   Corporate Items and Other ......        123           2%      1,035           2%         --          --%         --          --%
                                      --------    --------    --------    --------    --------    --------    --------    --------
                                      $  8,909         100%   $ 44,831         100%   $ 20,761         100%   $ 97,618         100%
                                      ========    ========    ========    ========    ========    ========    ========    ========

Match funded loans:
   Corporate Items and Other ......   $    148         100%   $ 31,551         100%   $    144         100%   $ 38,129         100%
                                      ========    ========    ========    ========    ========    ========    ========    ========

       The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict use of the allowance to absorb losses in any other category.

       The following table sets forth an analysis of activity in the allowance for loan losses relating to our loans during the three and six months ended June 30, 2003:

                                                                  Three Months                      Six Months
                                                           --------------------------       --------------------------
For the period ended June 30,                                 2003            2002             2003            2002
-------------------------------------------------------    ----------      ----------       ----------      ----------
Balance at beginning of period.........................    $   20,810      $    7,877       $   20,761      $   10,414
Provision for loan losses..............................        (3,261)         10,664           (3,088)         11,363
Charge-offs:
    Residential Discount Loans.........................            --              23               --            (875)
    Commercial Finance.................................        (8,505)           (380)          (8,512)         (2,782)
    Corporate Items and Other..........................          (135)             --             (252)             --
                                                           ----------      ----------       ----------      ----------
       Total charge-offs...............................        (8,640)           (357)          (8,764)         (3,657)

Recoveries:
    Residential Discount Loans.........................            --             187               --             251
    Commercial Finance.................................            --             157               --             157
                                                           ----------      ----------       ----------      ----------
       Net charge-offs.................................        (8,640)            (13)          (8,764)         (3,249)
                                                           ----------      ----------       ----------      ----------
Balance at end of period...............................    $    8,909      $   18,528       $    8,909      $   18,528
                                                           ==========      ==========       ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Real Estate Owned, Net. REO, net, has been declining since 1998 as sales have more than offset loan foreclosures. At June 30, 2003 our portfolio of REO consisted of only 32 properties, including four commercial properties, and totaled $53,781, or 4.3% of total assets. The absence of loan acquisitions since 2000 is the principal reason for the decline in foreclosures. Our REO consists almost entirely of properties we acquired by foreclosure or deed-in-lieu thereof on loans we previously acquired at a discount.

      The following table sets forth the composition of our REO at the dates indicated:

                                                     June 30,      December 31,
                                                       2003            2002
                                                   ------------    ------------
Residential Discount Loans.....................    $         --    $      1,887
Commercial Finance.............................          52,429          60,152
Corporate Items and Other......................           1,352              --
                                                   ------------    ------------
                                                   $     53,781    $     62,039
                                                   ============    ============

         The following table sets forth certain geographical information at June 30, 2003 related to our REO:

                                                          Corporate
                                                          Items and                Commercial
                                                            Other                    Finance                   Total
                                                     ---------------------     ---------------------    ---------------------
                                                                  No. of                    No. of                   No. of
                                                       Amount   Properties      Amount    Properties     Amount    Properties
                                                     ---------  ----------     --------   ----------    --------   ----------
Florida........................................      $      --          --       40,948            1    $ 40,948           1
Michigan.......................................             --          --       10,946            2      10,946           2
California.....................................             --          --          535            1         535           1
New York.......................................            358           2           --           --         358           2
Pennsylvania...................................            321           4           --           --         321           4
Other (1)......................................            673          22           --           --         673          22
                                                     ---------    --------     --------    ---------    --------    --------
                                                     $   1,352          28     $ 52,429            4    $ 53,781          32
                                                     =========    ========     ========    =========    ========    ========

(1) Consists of properties located in 14 other states, none of which aggregated over $131 in any one state.

         The following tables set forth the activity in REO during the periods indicated:

                                                                      Three Months                      Six Months
                                                              ----------------------------     ----------------------------
For the period ended June 30,                                     2003            2002             2003            2002
----------------------------------------------------------    ------------    ------------     ------------    ------------
Amount
Balance at beginning of period............................    $     55,816    $    100,490     $     62,039    $    110,465
Properties acquired through foreclosure or deed-in-lieu
thereof:
  Loans...................................................              62           5,877              157          13,215
  Less discount transferred...............................             (14)         (2,596)             (29)         (5,854)
  Add advances transferred................................              14              42               26             211
                                                              ------------    ------------     ------------    ------------
                                                                        62           3,323              154           7,572
                                                              ------------    ------------     ------------    ------------
Capital improvements......................................             639             806            1,058           1,592
Sales.....................................................          (3,038)         (9,821)         (10,604)        (20,857)
Decrease (increase) in valuation allowance................             302         (10,697)           1,134         (14,671)
                                                              ------------    ------------     ------------    ------------
Balance at end of period..................................    $     53,781    $     84,101     $     53,781    $     84,101
                                                              ============    ============     ============    ============

                                                                      Three Months                       Six Months
                                                              ----------------------------     ----------------------------
For the period ended June 30,                                     2003            2002             2003            2002
----------------------------------------------------------    ------------    ------------     ------------    ------------
Number of Properties
Balance at beginning of period............................              42             232               55             389
Properties acquired through foreclosure or deed-in-lieu                  1               4                2              19
thereof...................................................
Sales.....................................................             (11)           (104)             (25)           (276)
                                                              ------------    ------------     ------------    ------------
Balance at end of period..................................              32             132               32             132
                                                              ============    ============     ============    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following tables set forth the amount of time that we have held our REO at the dates indicated:

                                                    Commercial              Corporate Items
June 30, 2003                                        Finance                   and Other                   Total
----------------------------------------       ---------------------     ----------------------     ---------------------
                                               Net Book                   Net Book                  Net Book
Holding Period:                                 Value        Count         Value        Count         Value       Count
                                               --------     --------     ---------     --------     ---------    --------
   One to six months....................       $     --           --     $     152            2     $     152           2
   Seven to 12 months...................             --           --            --           --            --          --
   13 to 24 months......................             --           --           178            5           178           5
   Over 24 months.......................         52,429            4         1,022           21        53,451          25
                                               --------     --------     ---------     --------     ---------    --------
                                               $ 52,429            4     $   1,352           28     $  53,781          32
                                               ========     ========     =========     ========     =========    ========

                                                   Commercial                Residential
December 31, 2002                                    Finance                Discount Loans                 Total
----------------------------------------       ---------------------     ----------------------     ---------------------
                                               Net Book                   Net Book                  Net Book
Holding Period:                                 Value        Count         Value        Count         Value       Count
                                               --------     --------     ---------     --------     ---------    --------
   One to six months....................       $     --           --     $      --           --     $      --          --
   Seven to 12 months...................             --           --           176            3           176           3
   13 to 24 months......................         18,616            4           609           19        19,225          23
   Over 24 months.......................         41,536            2         1,102           27        42,638          29
                                               --------     --------     ---------     --------     ---------    --------
                                               $ 60,152            6     $   1,887           49     $  62,039          55
                                               ========     ========     =========     ========     =========    ========

         Our sales of REO resulted in losses, net of the provision for loss, of $(768) and $(11,952) during the second quarter of 2003 and 2002, respectively, which are included in determining our total net gain (loss) on REO. We recorded losses of $(392) and $(16,513), net of provision for loss, for the first six months of 2003 and 2002, respectively. Commercial REO that we have held in excess of 24 months at June 30, 2003 consisted primarily of a single large retail shopping mall with a carrying value of $40,948 and two hotels with a combined carrying value of $10,946. As anticipated, the shopping mall property migrated into the over 24 month category in 2000 because it was being repositioned for sale. Commercial properties held for 13 to 24 months as of December 31, 2002 consisted of four hotels, two of which we sold during 2003. The average period during which we held the REO which was sold during the quarters ended June 30, 2003 and 2002, was 31 months and 12 months, respectively.

         We value properties acquired through foreclosure or by deed-in-lieu thereof at the lower of amortized cost or fair value less costs of disposition. We periodically reevaluate properties included in the our REO portfolio to determine that we are carrying them at the lower of cost or fair value less estimated costs to sell. We record holding and maintenance costs we incur related to properties as expenses in the period incurred. We recognize decreases in value in REO after acquisition as a valuation allowance. We reflect subsequent increases related to the valuation of REO as a reduction in the valuation allowance, but not below zero. We charge or credit to income increases and decreases in the valuation allowance, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         The following table sets forth the activity, in aggregate, in the valuation allowances on real estate owned during the periods indicated:

                                                                     Three Months                          Six Months
                                                            --------------------------------      -------------------------------
For the period ended June 30,                                   2003               2002               2003              2002
-------------------------------------------------------     -------------      -------------      -------------     -------------
Balance at beginning of period.........................     $      24,812      $      23,072      $      25,644     $      19,098
Provisions for losses .................................               781             12,954                484            19,076
Sales..................................................              (188)            (1,192)              (490)           (2,349)
Charge-offs............................................              (895)            (1,065)            (1,128)           (2,056)
                                                            -------------      -------------      -------------     -------------
Balance at end of period...............................     $      24,510      $      33,769      $      24,510     $      33,769
                                                            =============      =============      =============     =============

Valuation allowance as a percentage of total gross
   real estate owned (1)...............................        31.3%              28.6%              31.3%             28.6%

(1) The valuation allowance has not declined proportionately to the decline in the balance of gross REO primarily because of the large retail shopping mall that we are repositioning for sale, as discussed above, which had a valuation allowance of $22,120 at June 30, 2003. Therefore, this ratio has increased in 2003 as compared to 2002. At December 31, 2002, the valuation allowance as a percentage of total gross real estate owned was 29.3%.

         Advances on Loans and Loans Serviced for Others. Advances related to our loan portfolios and loans we serviced for others consisted of the following at the dates indicated:

                                                June 30,          December 31,
                                                  2003                2002
                                             --------------      --------------
Loans:
     Taxes and insurance...............      $          118      $          136
     Other.............................                 327                 502
                                             --------------      --------------
                                                        445                 638
                                             --------------      --------------
Loans serviced for others:
     Principal and interest............              65,414              63,326
     Taxes and insurance...............             136,386             117,937
     Other.............................             102,444              84,455
                                              -------------      --------------
                                                    304,244             265,718
                                             --------------      --------------
                                             $      304,689      $      266,356
                                             ==============      ==============

         During any period in which the borrower is not making payments, we are required under certain servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for certain investors, pay property taxes and insurance premiums and process foreclosures. We generally recover such advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record a charge to servicing income to the extent that we estimate that advances are uncollectible under provisions of the servicing contracts, taking into consideration historical loss and delinquency experience, length of delinquency and amount of the advance. The balances of advances on loans serviced for others do not include match funded advances that are transferred to a third party in a transaction that does not qualify as a sale for accounting purposes and that we account for as a secured borrowing. See "Changes in Financial Condition - Match Funded Assets".

         Mortgage Servicing Rights. The unamortized balance of our mortgage servicing rights is predominantly residential and increased by $9,178 during the six months ended June 30, 2003 as purchases exceeded amortization. The following table sets forth the activity in our mortgage servicing rights during the periods indicated:

                                                                Three Months                            Six Months
                                                       ---------------------------------      ---------------------------------
For the periods ended June 30,                             2003                2002               2003                2002
--------------------------------------------------     -------------       -------------      -------------       -------------
Balance at beginning of period....................     $     166,855       $     112,032      $     171,611       $     101,107
Purchases ........................................            36,160              35,104             52,583              56,997
Amortization .....................................           (21,839)            (13,459)           (43,018)            (24,193)
Impairment........................................              (387)                 --               (387)                 --
Sales.............................................                --                  --                 --                (234)
                                                       -------------       -------------      -------------       -------------
Balance at end of period..........................     $     180,789       $     133,677      $     180,789       $     133,677
                                                       =============       =============      =============       =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         At June 30, 2003, we serviced loans under approximately 363 servicing agreements for 21 clients. Purchases during the first six months of 2003 were all residential, and $23,269 were acquired under flow agreements with third party lenders whereby we have committed to purchase newly originated mortgage servicing rights up to an agreed upon amount.

         Receivables. Receivables consisted of the following at the dates indicated:

                                                     June 30,       December 31,
                                                       2003             2002
                                                   ------------     ------------
Affordable housing sales, net (1)..............    $     35,687     $     40,299
Income taxes...................................          21,312           20,841
Trade, net (2).................................          11,382           10,819
Rent...........................................           1,665            1,586
Accrued interest ..............................             652              734
Other..........................................           6,401            4,665
                                                   ------------     ------------
                                                   $     77,099     $     78,944
                                                   ============     ============

(1) Represents uncollected proceeds from the sale of affordable housing properties. See "Changes in Financial Conditions - Affordable Housing Properties." Includes reserves for doubtful accounts of $2,373 and $1,340 as of June 30, 2003 and December 31, 2003, respectively, and unaccreted discount of $2,840 and $3,400, respectively.

(2) Trade receivables are principally generated by the operations of our Loan Servicing, OTX, Ocwen Realty Advisors and Unsecured Collections business segments. Includes reserves for doubtful accounts of $2,122 and $2,032 as of June 30, 2003 and December 31, 2003, respectively.

         Other Assets. Other assets consisted of the following at the dates indicated:

                                                     June 30,       December 31,
                                                       2003             2002
                                                   ------------     ------------
Capitalized software development costs, net....    $      3,258     $      4,010
Interest earning collateral deposits...........           8,769               --
Goodwill, net..................................           1,618            1,618
Deferred debt issuance costs, net..............           4,025            2,946
Investment securities, at cost.................           4,293            5,361
Deferred tax asset, net (1)....................           7,954            8,387
Other..........................................           5,925            6,964
                                                   ------------     ------------
                                                   $     35,842     $     29,286
                                                   ============     ============

(1) Deferred tax assets are net of valuation allowances. See "results of Operations - Income Tax Expense (Benefit)."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Deposits. The following table sets forth information related to our deposits at the dates indicated:

                                                          June 30, 2003                          December 31, 2002
                                               ------------------------------------     ------------------------------------
                                                            Weighted                                 Weighted
                                                             Average     % of Total                  Average      % of Total
                                                Amount        Rate        Deposits      Amount         Rate        Deposits
                                               ---------   ----------    ----------     ---------   ----------    ----------
Non-interest bearing checking accounts.....    $   3,764         --%            0.9%    $   4,378         --%            1.0%
NOW and money market checking accounts.....       18,290       1.16%            4.7        17,720       1.20%            4.2
Savings accounts...........................        1,440       1.00%            0.4         1,592       1.00%            0.4
                                               ---------                 ----------     ---------                 ----------
                                                  23,494                        6.0        23,690                        5.6
                                               ---------                                ---------
Certificates of deposit....................      368,220                                  402,917
Unamortized deferred fees..................         (343)                                    (637)
                                               ---------                                ---------
Total certificates of deposit..............      367,877       4.04%           94.0       402,280       4.89%           94.4
                                               ---------                 ----------     ---------                 ----------
   Total deposits..........................    $ 391,371                      100.0%    $ 425,970                      100.0%
                                               =========                 ==========     =========                 ==========

         Certificates of deposit included $126,874 and $198,248 at June 30, 2003 and December 31, 2002, respectively, of brokered deposits originated through national, regional and local investment banking firms that solicit deposits from their customers, all of which are non-cancelable at June 30, 2003. During the second quarter of 2003, we exercised our right to call brokered certificates of deposit with a face value of $18,194, that carried an interest rate of 6%, in order to further reduce interest expense. We have not issued any new brokered certificates of deposit since 2000 and, at this time, do not intend to issue any such deposits in the foreseeable future. We do however plan to retain non-brokered deposits as a source of financing our operations.

         At June 30, 2003 and December 31, 2002, certificates of deposit with outstanding balances of $100 or more amounted to $149,440 and $125,451, respectively. Of those deposits at June 30, 2003, $63,160 were from political subdivisions in New Jersey and were secured or collateralized as required under state law. The following table sets forth the remaining maturities of our time deposits with balances of $100 or more at June 30, 2003:

Matures within three months....................................     $     52,916
Matures after three months through six months..................           41,613
Matures after six months through twelve months.................           33,642
Matures after twelve months....................................           21,269
                                                                    ------------
                                                                    $    149,440
                                                                    ============

         Escrow Deposits on Loans and Loans Serviced for Others. Escrow deposits on our loans and loans we serviced for others amounted to $105,395 and $84,986 at June 30, 2003 and December 31, 2002, respectively. The balance consisted principally of custodial deposit balances representing collections that we made from borrowers for the payment of taxes and insurance premiums on mortgage properties underlying loans that we serviced for others. See "Results of Operations - Non-Interest Income - Servicing and Other Fees."

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

                                                                                                June 30,        December 31,
Collateral (Interest Rate)                                                                        2003              2002
----------------------------------------------------------------------------------------       ------------     ------------
Single family loans (LIBOR plus 65-70 basis points) (1).................................       $     26,651     $     32,217
Unrated residual securities (9.50%) (2).................................................                 --            8,057
Advances on loans serviced for others (LIBOR plus 160 basis points) (3).................            103,459          106,797
                                                                                               ------------     ------------
                                                                                               $    130,110     $    147,071
                                                                                               ============     ============

(1) The decline in the balance outstanding during the six months ended June 30, 2003 was due to principal repayments, offset by amortization of discount.

(2) During the second quarter of 2003, the Ocwen NIM Trust 1999 - OAC1 adopted a plan of complete liquidation and, thereby, caused the early redemption of the bonds-match funded agreements that were secured by residual securities. See "Changes in Financial Condition - Match Funded Assets."

(3) Under the terms of the agreement, we are eligible to sell additional advances on loans serviced for others up to a maximum balance of $200,000.

         Lines of Credit and Other Secured Borrowings. We have obtained secured borrowings from unaffiliated financial institutions as follows:

                                                         June 30,   December 31,
      Borrowing Type                 Collateral            2003         2002       Maturity         Interest Rate (1)
--------------------------   -------------------------  ---------   ------------  -----------   --------------------------
Line of credit               Advances on loans
                               serviced for others (2)  $  97,427    $  78,511     April 2004   LIBOR + 200 basis points
Mortgage note                Investment in real
                               estate - office
                               building,                                                        LIBOR + 350 basis
                               Jacksonville, Florida       20,000           --     May 2005     points, floor of 5.75%
Secured loan                 Trading securities -
                               unrated subprime
                               residuals (UK)              18,846           --     June 2004    LIBOR + 275 basis points
Senior secured credit        Purchased mortgage
agreement                      servicing rights and
                               advances on loans                                                LIBOR + 162.5 or 225
                               serviced for others (3)     15,896           --     April 2004   basis points
Installment note             Purchased mortgage
                               servicing rights             4,994           --     June 2004    2.81%
Term loan                                                                          September    LIBOR + 250 basis
                             Loan receivable                4,235        4,235     2003         points, floor of 8.00%
                                                        ---------    ---------
                                                        $ 161,398    $  82,746
                                                        =========    =========

(1) 1-month LIBOR was 1.12% and 1.38% at June 30, 2003 and December 31, 2002, respectively.

(2)      Maximum amount of borrowing under this facility is $100,000.

(3)      Maximum amount of borrowing under this facility is $60,000.

         During 2003, we have entered in to a number of additional secured borrowing agreements. These actions are consistent with the strategic plan that we adopted in 2000, which included, among other things, a commitment to reduce our reliance on brokered deposits and long-term debt as sources of financing for our operations. See "Liquidity, Commitments and Off-Balance Sheet Risks."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Notes and Debentures. Notes and debentures mature as follows:

                                                       June 30,     December 31,
                                                         2003          2002
                                                      -----------   -----------
2003:
11.875% Notes due October 1........................   $    43,475   $    43,475
2005:
12% Subordinated Debentures due September 15 (1)...        33,065        33,500
                                                      -----------   -----------
                                                      $    76,540   $    76,975
                                                      ===========   ===========

(1) During the second quarter of 2003 we repurchased $435 of our Subordinated Debentures in the open market resulting in a loss of $(4).

         Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. The outstanding balance of the 10.875% Capital Securities due August 1, 2027 of $56,249 at June 30, 2003 is unchanged from December 31, 2002. See Note 3 to the Interim Consolidated Financial Statements included in Item 1 hereof.

         Minority Interest in Subsidiary. Minority interest of $1,442 and $1,778 at June 30, 2003 and December 31, 2002, respectively, represents the investment by others in GSS, which we formed during the third quarter of 2002 to establish, license and operate distressed asset management servicing companies in various countries around the world. The minority interest represents 38% of the investment in these companies as of June 30, 2003.

         Stockholders' Equity. Stockholders' equity decreased $5,966 or 1.9% during the six months ended June 30, 2003. The decrease was primarily due to the net loss of $(4,297) for the first half of 2003 and our repurchase of 494,500 shares of our common stock for $2,235 during the second quarter. See Consolidated Statements of Changes in Stockholders' Equity of the Interim Consolidated Financial Statements included in Item 1 herein.

Liquidity, Commitments and Off-Balance Sheet Risks

         Our primary sources of funds for liquidity are:

         o   Deposits                                       o   Payments received on loans and securities

         o   Lines of credit and other secured borrowings   o   Proceeds from sales of assets

         o   Match funded debt                              o   Servicing fees

         o   Securities sold under agreements to
             repurchase

         We plan to retain non-brokered deposits as a source of financing our operations while at the same time reducing our reliance on brokered deposits. We plan to reduce this reliance by using proceeds from the sale of non-core assets to pay off maturing brokered deposits and by diversifying our funding sources through obtaining credit facilities for servicing rights and advances. Our ability to continue to attract new non-brokered deposits and rollover existing non-brokered deposits depends largely on our ability to compete with interest rates offered by other banks in the northern New Jersey area. In 2002 and during the first half of 2003, we were able to increase the amount of non-brokered deposits outstanding. If we are unable to maintain the amount of non-brokered deposits outstanding and must replace them with alternative sources of funds, it is likely that we would have to incur higher interest costs to fund our assets.

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

         Our ability to continue to expand our servicing business depends in part on our ability to obtain additional financing to purchase new servicing rights and to fund servicing advances. We currently use a variety of sources of debt to finance these assets, including deposits, credit facilities and other seller financing. Our credit facilities provide financing to us at amounts that are less than the full value of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

the related servicing advances that serve as the collateral for the credit facilities. If we cannot replace or renew these sources as they mature or obtain additional sources of financing, we may unable to acquire new servicing rights and make the associated advances.

         Under a match funding agreement that we entered into on December 20, 2001, we are eligible to sell advances on loans serviced for others up to a maximum debt balance of $200,000 at any one time. At June 30, 2003 we had $103,459 of bonds-match funded agreements outstanding under this facility, which, if not renewed, will mature in December 2003. The sales of advances did not qualify as sales for accounting purposes; therefore, we report them as secured borrowings with pledges of collateral. We have accounted for additional sales under this facility in the same manner.

         Under a revolving credit facility executed in April 2001 we have the right to pledge servicing advances as collateral for a loan up to $100,000. The facility, if not renewed, will mature in April 2004. The balance outstanding under this facility at June 30, 2003 was $97,427.

         In April 2003, we also entered into a $60,000 secured credit agreement that may be used to fund servicing advances and acquisitions of servicing rights. The amount of this agreement may be increased to a maximum of $200,000 if increased commitments from existing lenders or new commitments from prospective lenders can be obtained. The agreement matures April 2004 and bears interest at LIBOR plus 162.5 basis points for funding of servicing advances or 225 basis points for funding of acquisitions of servicing rights. As of June 30, 2003, we had a balance outstanding under this agreement of $15,896.

         In June 2003, we entered, for the first time, into an agreement for seller financing of purchased mortgage servicing rights. As of June 30, 2003, we had $4,994 outstanding under such an agreement with an interest rate of 2.81%.

         Also in June, we entered into a secured loan agreement under which we borrowed $18,846. This agreement, which is secured by the assignment of our interest in certain unrated subprime residual securities, matures June 2004 and bears interest at LIBOR plus 275 basis points.

         In addition, at June 30, 2003, we had $250,006 of unrestricted cash and cash equivalents and $4,982 of short duration CMOs that we could use to secure additional borrowings. At June 30, 2003, we were eligible to borrow up to an aggregate of $50,000 from the FHLB of New York (based on the availability of acceptable collateral). We had no outstanding FHLB advances or securities we sold under agreements to repurchase from the FHLB at June 30, 2003 or December 31, 2002.

         We closely monitor our liquidity position and ongoing funding requirements. Among the risks and challenges associated with our funding activities are the following:

o Scheduled maturities of all certificates of deposit for the twelve months ending June 30, 2004, the twelve months ending June 30, 2005 and thereafter amount to $265,983, $84,893 and $17,001, respectively.

o    Expiration of an existing collateralized line of credit in April 2004.

o Maturity of our match funded servicing advance funding facility in December 2003, as discussed above.

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

         Our operating activities provided $22,180 and $162,822 of cash flows during the six months ended June 30, 2003 and 2002, respectively. During the foregoing periods, cash was generated from operating activities, despite the net losses recorded, for two reasons. First, the net losses included non-cash reserves and impairment charges, depreciation of premises and equipment and amortization of purchased mortgage-servicing rights in both years. Second, our securities portfolio generated positive cash flow through sales, interest and principal payments. The decline in cash flows provided by operating activities in the first six months of 2003 was primarily the result of a decline in cash provided by our trading securities and an increase in advances on loans we serviced for others.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (Dollars in thousands, except share data)
--------------------------------------------------------------------------------

         Our investing activities provided cash flows totaling $735 and $66,302 during the six months ended June 30, 2003 and 2002, respectively. During the foregoing periods, cash flows from our investing activities were provided primarily from principal payments on our loans and proceeds from sales of loans and real estate. We used cash flows from our investing activities primarily to purchase mortgage servicing rights and fund loans made to facilitate the sales of real estate assets. The decline in net cash provided by investing activities in the first six months of 2003 is primarily due to a decline in proceeds from sales of loans, real estate and affordable housing properties.

         Our financing activities provided (used) cash flows of $44,838 and $(245,405) during the six months ended 2003 and 2002, respectively. Cash flows related to our financing activities primarily resulted from changes in deposits, proceeds from lines of credit and other secured borrowings and repayment of match funded debt. The increase in cash provided by financing activities in the first six months of 2003 as compared to the same period of 2002 resulted primarily from a decline in maturing deposits and an increase in proceeds from lines of credit and other secured borrowings as a result of new credit facilities entered into during the second quarter of 2003. Deposits totaling $199,807 matured during the first six months of 2002 as compared to $14,190 during the first six months of 2003.

         Commitments. At June 30, 2003, we had $149 of commitments related to the funding of construction loans. We believe that we have adequate resources to fund all such unfunded commitments to the extent required and that substantially all of such unfunded commitments will be funded during 2003. See Note 8 to our Interim Consolidated Financial Statements.

         Off-Balance Sheet Risks. In addition to commitments to extend credit, we are party to various off-balance sheet financial instruments in the normal course of our business to manage our interest rate risk and foreign currency exchange rate risk. See Note 4 to our Interim Consolidated Financial Statements and "Asset and Liability Management".

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         (Dollars in thousands)
--------------------------------------------------------------------------------

Asset and Liability Management

         Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. Our objective is to attempt to control risks associated with interest rate and foreign currency exchange rate movements. In general, our strategy is to match asset and liability balances within maturity categories and to manage foreign currency rate exposure related to our investments in non-U.S. dollar functional currency operations in order to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates and foreign currency exchange rates change over time. Our Asset/Liability Management Committee (the "Committee"), which is composed of OCN's directors and officers, formulates and monitors our asset and liability management in accordance with policies approved by OCN's Board of Directors. The Committee meets to review, among other things, the sensitivity of our assets and liabilities to interest rate changes and foreign currency exchange rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities of investments and borrowings. The Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition.

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

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2003. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except:

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

         o Mortgage servicing rights reflect estimated prepayment and delinquency rates that are projected at the individual loan level.

         o NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on our detailed studies of each such category of deposit and

         o Escrow deposits and other non-interest bearing checking accounts, which amounted to $109,159 at June 30, 2003, are excluded.

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

                                                                                  June 30, 2003
                                                     ------------------------------------------------------------------------
                                                                      Four to       More Than
                                                     Within Three      Twelve       One Year to    Three Years
                                                        Months         Months       Three Years     and Over        Total
                                                     ------------  -------------   ------------   ------------  -------------
Rate-Sensitive Assets
  Interest-earning deposits......................    $    124,164   $         --   $         --   $         --   $    124,164
  Federal funds sold and repurchase agreements...          70,000             --             --             --         70,000
  Trading securities.............................           8,782          9,142         16,276         17,636         51,836
  Loans, net (1).................................           5,782         10,120         13,654          6,366         35,922
  Investment securities, net.....................           4,293             --             --             --          4,293
  Match funded loans (1).........................             780         20,326          4,453          5,844         31,403
  Mortgage servicing rights......................          20,038         46,894         64,544         49,313        180,789
                                                     ------------  -------------   ------------   ------------  -------------
   Total rate-sensitive assets...................         233,839         86,482         98,927         79,159        498,407
                                                     ------------   ------------   ------------   ------------   ------------
Rate-Sensitive Liabilities
  NOW and money market checking deposits.........          16,566            198            424          1,102         18,290
  Savings deposits...............................             104            206            407            723          1,440
  Certificates of deposit........................          72,627        193,360         93,709          8,181        367,877
                                                     ------------   ------------   ------------   ------------   ------------
  Total interest-bearing deposits................          89,297        193,764         94,540         10,006        387,607
  Bond-match funded loan agreements..............         130,110             --             --             --        130,110
  Lines of credit and other secured borrowings...         161,398             --             --             --        161,398
  Notes and debentures...........................              --         43,475         33,065             --         76,540
                                                     ------------   ------------   ------------   ------------   ------------
   Total rate-sensitive liabilities..............         380,805        237,239        127,605         10,006        755,655
                                                     ------------   ------------   ------------   ------------   ------------
Interest rate sensitivity gap excluding
  financial instruments..........................        (146,966)      (150,757)       (28,678)        69,153       (257,248)
Financial Instruments
Interest rate floors.............................              --           (287)            --             --           (287)
                                                    -------------  -------------   ------------  -------------   ------------
Total rate-sensitive financial instruments.......              --           (287)            --             --           (287)
                                                    -------------  -------------   ------------  -------------   ------------
Interest rate sensitivity gap including
  financial instruments..........................    $   (146,966)  $   (151,044)  $    (28,678)  $     69,153   $   (257,535)
                                                     ============   ============   ============   ============   ============

Cumulative interest rate sensitivity gap.........    $   (146,966)  $   (298,010)  $   (326,688)  $   (257,535)
                                                     ============   ============   ============   ============
Cumulative interest rate sensitivity gap as a
  percentage of total rate-sensitive assets......          (29.49)%       (59.79)%       (65.55)%       (51.67)%

(1)      Balances have not been reduced for non-performing loans.

         We have experienced a large negative interest rate sensitivity gap in recent years. This change has been the result of both our acquisition of OAC and our change in strategic focus away from capital-intensive businesses and into fee-based sources of income. The result has been an increase in the relative amount of noninterest-earning assets, such as real estate assets and loan servicing assets that are funded by interest-bearing liabilities. Consequently, the amount of the interest rate sensitivity gap may continue to be negative as we continue the transition to fee-based businesses.

         The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates and hypothetical interest rate scenarios. An institution's NPV Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in that scenario by the present value of the institution's assets in that same scenario. In the current, low interest rate environment the hypothetical scenarios are represented by immediate, permanent, parallel movements (shocks) in the term structure of interest rates of plus 100, 200 and 300 basis points and minus 100 basis points from the actual term structure observed at quarter end.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         (Dollars in thousands)
--------------------------------------------------------------------------------

The current NPV Ratio for each of the seven rate scenarios and the corresponding limits approved by OCN's Board of Directors, and as applied to OCN, are as follows at June 30, 2003:

                                    Board Limits                  Current
Rate Shock in basis points      (minimum NPV Ratios)            NPV Ratios
--------------------------   --------------------------   ----------------------
           +300                         5.00%                     32.39%
           +200                         6.00%                     31.21%
           +100                         7.00%                     29.92%
            0                           8.00%                     28.53%
           -100                         7.00%                     27.27%

         The Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and NPV and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by OCN's Board of Directors, and as applied to OCN. The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 or 100 basis points, respectively, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with loans and securities are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the assets. When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. Changes in prepayment rates and delinquency rates under different interest rate shocks for mortgage servicing rights are calculated using third party and proprietary models. Prepayment and delinquency rates are projected at the individual loan level based on characteristics such as borrower credit score, note interest rate and prepayment penalty and aggregated into stratifications of the portfolio based on loan type (Subprime, Alt A, High LTV and 2nd Mortgage) and by year of origination. The base interest rate scenario assumes interest rates at June 30, 2003. Actual results could differ significantly from the OCN results estimated in the following table:

                                             Estimated Changes in
                             ---------------------------------------------------
Rate Shock in basis points         Net Interest                    NPV
--------------------------   --------------------------   ----------------------
           +300                        20.79%                     18.68%
           +200                        13.86%                     12.81%
           +100                         6.93%                      6.54%
            0                           0.00%                      0.00%
           -100                        -6.93%                     -5.72%

         The Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. These techniques include interest rate caps and floors and foreign currency futures contracts.

         Interest Rate Risk Management. We have purchased amortizing caps and floors to hedge our interest rate exposure relating to match funded loans and securities. Those caps and floors had an aggregate notional amount of $105,290 and $28,729, respectively, at June 30, 2003, as compared with an aggregate notional amount of $111,799 and $30,563, respectively, at December 31, 2002.

         See the "Interest Rate Management" section of Note 4 to the Interim Consolidated Financial Statements included in Item 1 herein for additional disclosures regarding our interest rate derivative financial instruments.

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

Item 4.  Controls and Procedures.
--------------------------------------------------------------------------------

Evaluation of disclosure controls and procedures


         As of the end of the period covered by this report and pursuant to Rule 13a - 15 of the Securities Exchange Act of 1934 (the "Exchange Act"), management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rules 13a - 15(e) and 15d - 15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed by us, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in internal controls

         In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a - 15(f) and 15d - 15(f) of the Exchange Act) during the quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to discussions of the future availability of funds, beliefs regarding regulatory compliance, expectations as to resolution of our non-core assets, predictions on loan yield and the adequacy of our funding needs, our intentions with regard to the issuance of brokered deposits, our estimates for loan losses and carrying values, and plans for growth in India. Forward-looking statements are not guarantees of future performance, and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially.

Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following: general economic and market conditions, prevailing interest or currency exchange rates, governmental regulations and policies, international political and economic uncertainty, availability of adequate and timely sources of liquidity, uncertainty related to dispute resolution and litigation, and real estate market conditions and trends, as well as other risks detailed in OCN's reports and filings with the Securities and Exchange Commission, including its periodic reports on Form 10-Q for the quarter ended March 31, 2003 and Form 10-K for the year ended December 31, 2002. The forward-looking statements speak only as of the date they are made and should not be relied upon. OCN undertakes no obligation to update or revise the forward-looking statements.

Part II - Other Information


Item 1. Legal Proceedings.

         See "Note 8 Commitments and Contingencies" of Ocwen Financial Corporation's Interim Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

         At OCN's Annual Meeting of Shareholders held on May 15, 2003, the following individuals were elected to the Board of Directors:

                                                   Votes For      Votes Withheld
                                                --------------    --------------
William C. Erbey..............................     58,593,021        2,338,982
Ronald M. Faris...............................     58,778,821        2,153,182
William H. Lacy...............................     55,645,350        5,286,653
W. Michael Linn...............................     58,778,992        2,153,011
W.C. Martin...................................     55,645,346        5,286,657
Herbert B. Tasker.............................     58,778,992        2,153,011
Barry N. Wish.................................     58,778,821        2,153,182

         Amendments to the 1998 Annual Incentive Plan were also voted on and approved. The votes were as follows:

Votes for.....................................................      60,523,434
Votes against.................................................         352,018
Abstentions...................................................          56,551

         Ratification of PricewaterhouseCoopers LLP as the independent auditors of OCN for the fiscal year ending December 31, 2003 was also voted on and approved by the shareholders. The votes were as follows:

Votes for.....................................................      56,278,687
Votes against.................................................       4,644,753
Abstentions...................................................           8,563

Item 6.  Exhibits and Reports on Form 8-K.

(a)3      Exhibits.

     2.1 Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
     3.1        Amended and Restated Articles of Incorporation (2)
     3.2        Amended and Restated Bylaws (3)
     4.0        Form of Certificate of Common Stock (2)
     4.1        Form of Indenture between OCN and Bank One, Columbus, NA as
                Trustee (2)
     4.2        Form of Note due 2003 (Included in Exhibit 4.1) (2)
     4.3        Certificate of Trust of Ocwen Capital Trust I (4)
     4.4        Amended and Restated Declaration of Trust of Ocwen Capital
                Trust I (4)
     4.5        Form of Capital Security of Ocwen Capital Trust I (Included in
                Exhibit 4.4) (4)
     4.6 Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (4)
     4.7 Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (Included in Exhibit 4.6) (4)
     4.8 Form of Guarantee of the OCN relating to the Capital Securities of Ocwen Capital Trust I (4)
     4.9 Form of Indenture between Ocwen Federal Bank FSB and The Bank of New York as Trustee (5)
     4.10       Form of Subordinated Debentures due 2005 (5)
    10.1 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (6)
    10.2        Ocwen Financial Corporation 1998 Annual Incentive Plan (7)
    10.3 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors (8)
    10.4 Indemnity agreement, dated August 24, 1999, among OCN and OAC's Board of Directors (9)

Part II - Other Information


    10.5 Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (9)
    10.6 First Amendment to Agreement, dated March 31, 2000, between HCT Investments, Inc. and OAIC Partnership I, L. P. (9)
    10.7 Form of Employment Agreement dated as of April 1, 2001, by and between Ocwen Financial Corporation and Arthur D. Ringwald (10)
    31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
    31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
    32.1        Certification of the Chief Executive Officer pursuant to U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
    32.2        Certification of the Chief Financial Officer pursuant to U.S.C.
                Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

         (7) Incorporated by reference from the similarly described exhibit to Ocwen Financial Corporation's Definitive Proxy Statement with respect to Ocwen Financial Corporation's 1998 Annual Meeting of Shareholders filed with the Commission on March 31, 1998.

         (8) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

         (9) Incorporated by reference from the similarly described exhibit included with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

         (10) Incorporated by reference from the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(b)      Reports on Form 8-K Filed during the Quarter Ended June 30, 2003.

         (1) A Form 8-K was filed by OCN on May 6, 2003 that contained a news release announcing Ocwen Financial Corporation's financial results for the first quarter ended March 31, 2003.

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

Date:      August 14, 2003