Form 10-Q
period 2003-09-30
OCWEN FINANCIAL CORP
filed 2003-11-14
CIK 873860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-13219

                           Ocwen Financial Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Florida                                 65-0039856
---------------------------------------   --------------------------------------
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

Number of shares of Common Stock, $.01 par value, outstanding as of November 12, 2003: 67,178,785 shares

================================================================================

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                          Page
                                                                                                                        ----
Item 1.  Interim Consolidated Financial Statements (Unaudited).........................................................    3

         Consolidated Statements of Financial Condition at September 30, 2003 and December 31, 2002....................    3

         Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002.........    4

         Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2003     5
         and 2002......................................................................................................

         Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2003........    6

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002...................    7

         Notes to Consolidated Financial Statements....................................................................    9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................   19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................   59

Item 4.  Controls and Procedures.......................................................................................   62

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................................   64

Item 6.  Exhibits and Reports on Form 8-K..............................................................................   64

Signature..............................................................................................................   66

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                                         September 30,    December 31,
                                                                                             2003             2002
                                                                                        --------------   --------------
Assets
  Cash and amounts due from depository institutions..................................   $      118,820   $       76,598
  Interest earning deposits..........................................................           28,112           30,649
  Federal funds sold and repurchase agreements.......................................          100,000           85,000
  Trading securities, at fair value:
     Collateralized mortgage obligations (AAA-rated) and U.S. Treasury securities....            6,696           21,556
     Subordinates, residuals and other securities....................................           41,793           37,339
  Investments in real estate.........................................................           55,631           58,676
  Affordable housing properties......................................................            9,578           15,319
  Loans, net.........................................................................           28,196           76,857
  Match funded assets................................................................          133,767          167,744
  Real estate owned, net.............................................................           53,380           62,039
  Premises and equipment, net........................................................           42,938           44,268
  Advances on loans and loans serviced for others....................................          390,952          266,356
  Mortgage servicing rights..........................................................          181,905          171,611
  Receivables........................................................................           71,565           78,944
  Other assets.......................................................................           36,991           29,286
                                                                                        --------------   --------------
    Total assets.....................................................................   $    1,300,324   $    1,222,242
                                                                                        ==============   ==============

Liabilities and Stockholders' Equity
  Liabilities
    Deposits.........................................................................   $      430,460   $      425,970
    Escrow deposits on loans and loans serviced for others...........................          129,457           84,986
    Bonds - match funded agreements..................................................          113,785          147,071
    Lines of credit and other secured borrowings.....................................          176,746           82,746
    Notes and debentures.............................................................           99,724           76,975
    Accrued interest payable.........................................................            6,825            7,435
    Accrued expenses, payables and other liabilities.................................           31,834           28,314
                                                                                        --------------   --------------
     Total liabilities...............................................................          988,831          853,497
                                                                                        --------------   --------------

  Minority interest in subsidiaries..................................................            1,470            1,778

  Company obligated, mandatorily redeemable securities of subsidiary trust holding
   solely junior subordinated debentures of the Company..............................               --           56,249

Commitments and Contingencies (Note 8)

  Stockholders' equity
   Preferred stock, $.01 par value; 20,000,000 shares authorized; 0 shares issued and
    outstanding......................................................................               --               --
   Common stock, $.01 par value; 200,000,000 shares authorized; 67,100,113 and
    67,339,773 shares issued and outstanding at September 30, 2003 and December 31,
    2002, respectively...............................................................              671              673

   Additional paid-in capital........................................................          223,222          224,454
   Retained earnings.................................................................           85,955           85,637
   Accumulated other comprehensive income (loss), net of taxes
     Net unrealized foreign currency translation gain (loss).........................              175              (46)
                                                                                        --------------   --------------
       Total stockholders' equity....................................................          310,023          310,718
                                                                                        --------------   --------------
         Total liabilities and stockholders' equity..................................   $    1,300,324   $    1,222,242
                                                                                        ==============   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                                             Three Months                   Nine Months
                                                                    ----------------------------    ---------------------------
For the periods ended September 30,                                     2003            2002            2003            2002
------------------------------------------------------------------  ------------    ------------    ------------    -----------
Net interest expense
  Income .........................................................  $      4,071    $      8,612    $     17,826    $    30,132
  Expense.........................................................        10,823          12,925          29,554         44,035
                                                                    ------------    ------------    ------------    -----------
    Net interest income (expense) before provision for loan
     losses ......................................................        (6,752)         (4,313)        (11,728)       (13,903)
  Provision for loan losses.......................................           415            (901)         (2,670)        10,510
                                                                    ------------    ------------    ------------    -----------
    Net interest income (expense) after provision for loan losses         (7,167)         (3,412)         (9,058)       (24,413)
                                                                    ------------    ------------    ------------    -----------

Non-interest income
  Servicing and other fees........................................        40,339          34,024         115,117        105,598
  Gain (loss) on interest earning assets, net.....................            --              --              27         (2,773)
  Gain (loss) on trading and match funded securities, net.........           159             944           2,924          3,897
  Gain (loss) on real estate owned, net...........................           147            (337)            124        (16,307)
  Gain (loss) on other non-interest earning assets, net...........           150             508             624           (333)
  Net operating gains (losses) on investments in real estate......           702             495          (3,000)        (8,844)
  Gain (loss) on repurchase of debt...............................          (441)            (35)           (445)         1,039
  Other income....................................................         6,008           2,411          14,046          9,815
                                                                    ------------    ------------    ------------    -----------
    Non-interest income...........................................        47,064          38,010         129,417         92,092
                                                                    ------------    ------------    ------------    -----------

Non-interest expense
  Compensation and employee benefits..............................        17,667          19,594          52,505         60,375
  Occupancy and equipment.........................................         3,254           2,914           8,769          8,959
  Technology and communication costs..............................         5,583           6,899          14,577         17,960
  Loan expenses...................................................         3,835           2,437          10,835          9,808
  Net operating losses on investments in affordable housing
   properties.....................................................           226             225           1,109         22,135
  Professional services and regulatory fees.......................         2,511           2,573          21,855         10,341
  Other operating expenses........................................         2,172           2,434           7,023          7,040
                                                                    ------------    ------------    ------------    -----------
    Non-interest expense..........................................        35,248          37,076         116,673        136,618
                                                                    ------------    ------------    ------------    -----------

Distributions on Company-obligated, mandatorily redeemable
 securities of subsidiary trust holding solely junior
 subordinated debentures of the Company...........................            --           1,529           3,058          4,758
                                                                    ------------    ------------     ------------   -----------
Income (loss) before minority interest, income taxes and effect
 of change in accounting principle................................         4,649          (4,007)            628        (73,697)
Minority interest in net income (loss) of subsidiaries............            28              --            (308)            --
Income tax expense................................................             6              --             618          1,166
                                                                    ------------    ------------    ------------    -----------
  Net income (loss) before effect of change in accounting
   principle......................................................         4,615          (4,007)            318        (74,863)
Effect of change in accounting principle, net of taxes............            --              --              --         16,166
                                                                    ------------    -------------   ------------    -----------
  Net income (loss)...............................................  $      4,615    $     (4,007)   $        318    $   (58,697)
                                                                    ============    =============   ============    ===========

Earnings (loss) per share
  Basic
    Net income (loss) before effect of change in accounting
     principle....................................................  $       0.07    $      (0.06)   $      0.005    $     (1.11)
    Effect of change in accounting principle, net of taxes........            --              --              --            .24
                                                                    -------------   -------------   -------------   -----------
      Net income (loss)..........................................   $       0.07    $      (0.06)   $      0.005 $        (0.87)
                                                                    ============    =============   ============    ===========

  Diluted
    Net income (loss) before effect of change in accounting
     principle..................................................... $       0.07    $      (0.06)   $      0.005    $     (1.11)
    Effect of change in accounting principle, net of taxes........            --              --              --            .24
                                                                    ------------    ------------    ------------    -----------
       Net income (loss)..........................................  $       0.07    $      (0.06)   $      0.005    $     (0.87)
                                                                    ============    ============    ============    ===========

Weighted average common shares outstanding
   Basic..........................................................    66,865,412      67,336,246      67,148,447     67,315,913
   Diluted........................................................    67,880,310      67,336,246      67,864,096     67,315,913

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)

                                                                Three Months                       Nine Months
                                                        ----------------------------    ----------------------------
For the periods ended September 30,                         2003             2002           2003             2002
-------------------------------------------------       ------------    ------------    ------------    ------------
Net income (loss)................................       $      4,615    $     (4,007)   $        318    $    (58,697)
Other comprehensive income (loss), net of taxes:
Change in unrealized foreign currency translation
 adjustment arising during the period (1)........               (294)            (34)            221             (33)
                                                        ------------    ------------    ------------    ------------
Comprehensive income (loss)......................       $      4,321    $     (4,041)   $        539    $    (58,730)
                                                        ============    ============    ============    ============

        (1) Net of tax benefit (expense) of $(149) and $21 for the three months ended September 30, 2003 and 2002, respectively, and $(201) and $36 for the nine months ended September 30, 2003 and 2002, respectively.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                             (Dollars in thousands)

                                                                                                         Accumulated
                                                                                                            Other
                                                    Common Stock             Additional                 Comprehensive
                                              ---------------------------      Paid-in      Retained    Income (loss),
                                                  Shares         Amount        Capital      Earnings     Net of Taxes       Total
                                              -------------    ----------    ----------    ----------   --------------   ----------

Balances at December 31, 2002 ................   67,339,773    $      673    $  224,454    $   85,637   $          (46)  $  310,718
Net income ...................................           --            --            --           318               --          318
Issuance of common stock .....................      236,461             2           932            --               --          934
Repurchase of common stock ...................     (500,000)           (5)       (2,257)           --               --       (2,262)
Directors' compensation ......................       19,085             1            70            --               --           71
Exercise of common stock options .............        4,794            --            23            --               --           23
Other comprehensive loss, net of taxes
  Change in unrealized foreign currency
   translation adjustment ....................           --            --            --            --              221          221
                                              -------------    ----------    ----------    ----------   --------------   ----------
Balances at September 30, 2003 ...............   67,100,113    $      671    $  223,222    $   85,955   $      175        $ 310,023
                                              =============    ==========    ==========    ==========   ==============   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   OCWEN FINANCIAL COPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

For the nine months ended September 30,                                                                2003          2002
---------------------------------------------------------------------------------------------      -----------    -----------
Cash flows from operating activities
Net income (loss)............................................................................      $       318    $   (58,697)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
  Net cash provided by trading activities....................................................           20,474        151,145
  Premium amortization on securities, net....................................................            1,847          1,044
  Depreciation and amortization..............................................................           78,359         49,061
  Provision for loan losses..................................................................           (2,670)        10,510
  Provision for losses on real estate owned..................................................            1,169         19,859
  (Gain) loss on interest-earning assets, net................................................              (27)         2,773
  (Gain) loss on trading and match funded securities.........................................           (2,924)        (3,897)
  (Gain) loss on sale of other non-interest earning assets...................................             (624)           333
  Provisions for losses on affordable housing properties.....................................              432         21,294
  Impairment charges on investments in real estate...........................................            5,526         15,317
  Gain on sale of real estate owned..........................................................             (358)        (2,835)
  (Gain) loss on repurchase of long-term debt................................................              445         (1,039)
  Effect of change in accounting principle before taxes......................................               --        (15,000)
  (Increase) decrease in advances and match funded advances on loans and loans serviced for           (109,808)         9,699
    others...................................................................................
  (Increase) decrease in receivables and other assets, net...................................            4,114         21,929
  Increase (decrease) in accrued expenses, interest payable and other liabilities............            2,904           (928)
                                                                                                   -----------    -----------
Net cash provided (used) by operating activities.............................................             (823)       220,568
                                                                                                   -----------    -----------

Cash flows from investing activities
  Principal payments received on match funded loans..........................................           10,991         13,416
  Investment in affordable housing properties................................................               --         (3,563)
  Proceeds from sales of affordable housing properties.......................................            2,245         14,757
  Purchase of mortgage servicing rights......................................................          (78,971)      (106,360)
  Proceeds from sales of loans...............................................................           30,347         46,893
  Proceeds from sale of real estate held for sale............................................               --         13,932
  Proceeds from sales of real estate held for investment.....................................              312         47,711
  Purchase, originations and funded commitments of loans, net of undisbursed loan funds......           (6,225)       (20,393)
  Capital improvements to real estate held for investment....................................           (3,666)        (8,399)
  Principal payments received on loans.......................................................           28,166         34,663
  Proceeds from sale of real estate owned....................................................            9,712         38,895
  Capital improvements to real estate owned..................................................           (1,691)        (2,085)
  Additions to premises and equipment........................................................           (9,195)       (10,932)
                                                                                                   -----------    -----------
Net cash provided (used) by investing activities.............................................          (17,975)        58,535
                                                                                                   -----------    -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (Dollars in thousands)

For the nine months ended September 30,                                                             2003         2002
-----------------------------------------------------------------------------------------------   ---------    ---------
Cash flows from financing activities
  Increase (decrease) in deposits and escrow deposits on loans and loans serviced for
   others .....................................................................................      48,961     (169,201)
  Proceeds from (repayment of) securities sold under agreements to repurchase .................          --      (79,405)
  Proceeds from (repayment of) lines of credit and other secured borrowings, net ..............      94,000        8,263
  Proceeds from (repayment of) bonds-match funded agreements, net .............................     (33,286)     (15,326)
  Repurchase of Capital Securities ............................................................          --       (3,796)
  Repurchase of common stock ..................................................................      (2,262)          --
  Repurchase of notes and subordinated debentures .............................................     (33,945)      (3,585)
  Repayment of other interest bearing obligations, net ........................................          --       (1,197)
  Exercise of stock options ...................................................................          15          171
                                                                                                  ---------    ---------
Net cash provided (used) by financing activities ..............................................      73,483     (264,076)
                                                                                                  ---------    ---------

Net increase in cash and cash equivalents .....................................................      54,685       15,027
Cash and cash equivalents at beginning of period ..............................................     192,247      260,655
                                                                                                  ---------    ---------
Cash and cash equivalents at end of period ....................................................   $ 246,932    $ 275,682
                                                                                                  =========    =========

Reconciliation of cash and cash equivalents at end of period
  Cash and amounts due from depository institutions ...........................................   $ 118,820    $  11,799
  Interest-earning deposits ...................................................................      28,112       43,883
  Federal funds sold and repurchase agreements ................................................     100,000      220,000
                                                                                                  ---------    ---------
                                                                                                  $ 246,932    $ 275,682
                                                                                                  =========    =========

Supplemental disclosure of cash flow information
  Interest paid ...............................................................................   $  30,164    $  43,907
                                                                                                  =========    =========
  Income tax (payments) refunds ...............................................................   $    (688)   $     582
                                                                                                  =========    =========

Supplemental schedule of non-cash investing and financing activities
  Real estate owned acquired through foreclosure ..............................................   $     128    $   9,578
                                                                                                  =========    =========
  Exchange of real estate held for sale for loans .............................................   $      --    $   9,153
                                                                                                  =========    =========
  Accounts receivable from sale of affordable housing properties ..............................   $   3,309    $  38,824
                                                                                                  =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                             (Dollars in thousands)

NOTE 1 BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. Ocwen Financial Corporation's ("OCN") interim consolidated financial statements include the accounts of OCN and its subsidiaries. OCN owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank"), Investors Mortgage Insurance Holding Company, Ocwen Technology Xchange, Inc. ("OTX"), Ocwen Asset Investment Corp. ("OAC") and Ocwen Financial Solutions, Private Limited ("India"). OCN also owns 70% of Global Servicing Solutions, LLC ("GSS") with the remaining 30% held by Merrill Lynch. As of December 31, 2002, OCN owned 99.6% of Ocwen Financial Services, Inc. ("OFS"), with the remaining 0.4% owned by the shareholders of Admiral Home Loan. As part of the arbitration settlement with the former owners of Admiral Home Loan on April 24, 2003, OCN gained title to the remaining shares of OFS, which increased our ownership to 100%. See Note 8 for additional information regarding this settlement. We have eliminated all significant intercompany transactions and balances in consolidation.

        The Bank is a federally chartered savings bank regulated by the Office of Thrift Supervision ("OTS"). OCN is a registered savings and loan holding company under the Home Owner's Loan Act and as such is also regulated by the OTS.

        In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our financial condition at September 30, 2003 and December 31, 2002, the results of our operations for the three and nine months ended September 30, 2003 and 2002, our comprehensive loss for the three and nine months ended September 30, 2003 and 2002, our changes in stockholders' equity for the nine months ended September 30, 2003 and our cash flows for the nine months ended September 30, 2003 and 2002, respectively. The results of operations and other data for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2003. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to the prior periods' interim consolidated financial statements to conform to the September 30, 2003 presentation.

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

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure requirements of the Interpretation as of December 31, 2002, the date upon which they became effective. These provisions of the Interpretation require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of the Interpretation were effective January 1, 2003. The implementation of the recognition requirements of the Interpretation did not have a significant effect on our consolidated results of operations.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2003
                             (Dollars in thousands)

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation provides guidance with respect to the identification of variable interest entities and when assets, liabilities, noncontrolling interests, and the results of operations of a variable interest entity need to be included in a company's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in certain cases. The factors to be considered in making this determination include the adequacy of the equity of the entity and the nature of the risks, rights and rewards of the equity investors in the entity. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003 the FASB decided to defer the implementation date of FIN 46 to the first reporting period ending after December 15, 2003 for variable interest entities that existed prior to February 1, 2003. We are a limited partner in three partnerships that developed low-income housing properties that may be subject to the provisions of FIN 46. We do not consolidate these partnerships but rather record our investment in them using the equity method of accounting. As of September 30, 2003, our investment in such limited partnerships amounted to $6,580. In addition, we had loans to these partnerships with a net book value of $5,645 at September 30, 2003. We are evaluating the potential effect of FIN 46 on our accounting for our investment in the low-income housing partnerships and our Company obligated, mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures of the Company ("Capital Securities"). At this time we don't anticipate that our adoption of FIN 46 in the fourth quarter of 2003 will have a significant effect on our consolidated financial statements. See the discussion below regarding our adoption of SFAS No. 150 and its effect on the reporting of our Capital Securities.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of both liabilities and equity. The statement requires that certain securities, such as our Capital Securities, which are classified between liabilities and equity in the statement of financial condition, be classified as liabilities. Further, the distributions on such securities are to be classified as interest cost. No restatement of periods prior to the adoption of SFAS No. 150 is permitted. At the time this statement was originally issued in May 2003, the provisions for SFAS No. 150 were effective immediately for financial instruments entered into or modified after May 31, 2003, and for the first interim period beginning after June 15, 2003, for all other financial instruments. On October 29, 2003, the FASB decided to defer the provisions of paragraphs 9 and 10 of SFAS No. 150 as they apply to mandatorily redeemable noncontrollable interests. This deferral does not apply to OCN and the Capital Securities. The impact from our adoption of SFAS No. 150 effective for the quarter beginning July 1, 2003 was to reclassify our Capital Securities as liabilities (included with notes and debentures) and begin reporting distributions on our Capital Securities as interest expense. Our adoption of SFAS No. 150 had no other effect on our financial statements.

NOTE 3 COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

        In August 1997, the Ocwen Capital Trust ("OCT") issued $125,000 of 10.875% Capital Securities. Proceeds from the issuance of the Capital Securities were invested in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. To date, OCN has repurchased $68,751 of the Capital Securities, although none were repurchased during the nine months ended September 30, 2003.

        Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1,000 per Capital Security. Payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, are guaranteed by OCN to the extent OCT has funds available. If OCN does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Accumulated distributions payable on the Capital Securities amounted to $1,020 at September 30, 2003 and $2,549 at December 31, 2002, and are included in accrued interest payable. Distributions amounted to $1,529 for both the third quarter of 2003 and 2002. For the nine month periods, distributions amounted to $4,587 and $4,758 for 2003 and 2002, respectively.

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

                 OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2003
                             (Dollars in thousands)

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

        For financial reporting purposes, OCT is treated as a subsidiary of OCN and, accordingly, the accounts of OCT are included in the consolidated financial statements of OCN. Intercompany transactions between OCT and OCN, including the Junior Subordinated Debentures, are eliminated in the consolidated financial statements of OCN. Prior to our adoption of SFAS No. 150 effective July 1, 2003, the Capital Securities were presented as a separate caption between liabilities and stockholders' equity in the consolidated statement of financial condition of OCN as "Company-obligated, mandatorily redeemable securities of subsidiary trust holding solely Junior Subordinated Debentures of the Company" and distributions were reported as a separate caption immediately following non-interest expense in the consolidated statements of operations of OCN. As discussed in Note 2, effective with our adoption of SFAS No. 150 on July 1, 2003, the Capital Securities are presented as a liability in the consolidated statement of financial condition with notes and debentures. At the same time, we began reporting distributions on our Capital Securities as interest expense in the consolidated statement of operations.

        In connection with the issuance of the Capital Securities, we incurred certain costs, which have been capitalized and are being amortized over the term of the Capital Securities. The unamortized balance of these issuance costs amounted to $1,785 and $1,841 at September 30, 2003 and December 31, 2002, respectively, and is included in other assets.

NOTE 4 DERIVATIVE FINANCIAL INSTRUMENTS

        We use derivative financial instruments for the purpose of managing our exposure to adverse fluctuations in interest and foreign currency exchange rates.

Interest Rate Management

        We have purchased amortizing caps and floors to hedge our interest rate exposure relating to our match funded loans and securities. These caps and floors do not qualify for hedge accounting; therefore, changes in fair value are recorded in the income statement. The terms of these outstanding caps and floors at September 30, 2003 and December 31, 2002 are as follows at the dates indicated.

                                       Notional
                                        Amount         Maturity             Index          Strike Rate    Fair Value
                                      ----------    --------------    -----------------    -----------    ----------
September 30, 2003
Caps ..............................   $  102,164     October 2003      LIBOR 1 - Month            7.00%   $       --
Floors ............................   $   27,850     October 2003        CMT 2 - Year             4.35            66
                                                                                                          ----------
                                                                                                          $       66
                                                                                                          ==========
December 31, 2002
Caps ..............................   $  111,799     October 2003      LIBOR 1-Month              7.00%   $       --
Floors ............................   $   30,563     October 2003        CMT 2-Year               4.35           592
                                                                                                          ----------
                                                                                                          $      592
                                                                                                          ==========

               OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2003
                             (Dollars in thousands)

Foreign Currency Management

        We enter into foreign currency derivatives to hedge our investments in foreign subsidiaries that own residual interests backed by residential loans originated in the UK ("UK residuals") and in our shopping center located in Halifax, Nova Scotia (the "Nova Scotia Shopping Center"). It is our policy to periodically adjust the amount of foreign currency derivative contracts we have entered into in response to changes in our investments in these assets. We have determined that the local currency of our investment in UK residuals and the Nova Scotia Shopping Center is the functional currency. Our foreign currency derivative financial instruments qualify for hedge accounting. Accordingly, we include the gains or losses in the net unrealized foreign currency translation in accumulated other comprehensive income in stockholders' equity. The following table sets forth the terms and values of these foreign currency financial instruments at September 30, 2003 and December 31, 2002:

                                                                                            Strike
                                            Position      Maturity       Notional Amount     Rate     Fair Value
                                            --------    -------------    ---------------    ------    ----------
September 30, 2003
Canadian Dollar currency futures.........   Short       December 2003    C$       13,900    0.7256    $     (168)
British Pound currency futures...........   Short       December 2003    (pound)  19,188    1.5768        (1,474)
                                                                                                      ----------
                                                                                                      $   (1,642)
                                                                                                      ==========
December 31, 2002
Canadian Dollar currency futures.........   Short          March 2003    C$       11,400    0.6390    $       78
British Pound currency futures...........   Short          March 2003    (pound)  18,750    1.5599          (793)
                                                                                                      ----------
                                                                                                      $     (715)
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

        At September 30, 2003 the Bank was "well capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be categorized as "well capitalized," the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the table below. The Bank's capital amounts and classification are subject to review by federal regulators regarding components, risk-weightings and other factors. There are no conditions or events since September 30, 2003 that we believe have changed the Bank's category.

        Since 1997, the Bank has committed to the OTS to maintain a core capital (leverage) ratio and a total risk-based capital ratio of at least 9.00% and 13.00%, respectively. The Bank continues to be in compliance with this commitment as well as with the regulatory capital requirements of general applicability (as indicated in the table below). In addition, we have recently committed to maintain our investment in mortgage servicing rights at approximately 60% of core capital (before any deduction thereto for mortgage servicing rights) at the Bank and 50% of stockholders' equity on a consolidated basis. We regularly review actual results, which currently exceed these committed levels of investment in mortgage servicing rights, with the OTS.

        Following the completion of the annual safety and soundness examination of the OTS in 2000, we submitted a written business plan and budget to the OTS regarding our plans for the business, primarily that of the Bank, over the next several years. The OTS approved the initial plan in February 2001, and also approved the revised plan submitted to them in April of 2002. The Plan included as its primary focus the reduction of risk through the sale or resolution of our non-core assets and the reduction of our reliance on brokered certificates of deposit as a source of funding. This plan will formally conclude on December 31, 2003.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2003
                             (Dollars in thousands)

        The following table summarizes the Bank's actual and required regulatory capital at September 30, 2003:

                                                                                         To be Well Capitalized
                                                                                                 for
                                                                  Minimum for Capital      Prompt Corrective      Committed Capital
                                             Actual                Adequacy Purposes       Action Provisions         Requirements
                                       ---------------------      -------------------    ----------------------   -----------------
                                        Ratio      Amount         Ratio      Amount      Ratio       Amount            Ratio
                                       -------   -----------      -----    ----------    -----    -------------   -----------------

Stockholders' equity, and ratio to
 total assets.........................   16.77%  $   176,358
Disallowed mortgage servicing rights..               (11,053)
Disallowed deferred tax assets........               (22,427)
Non-includable subsidiary.............                  (848)
Intangible assets (1).................                (2,489)
                                                 -----------
Tier 1 (core) capital and ratio to
 adjusted total assets................   13.75%      139,541       4.00%   $   40,591     5.00%   $      50,739          9.00%
                                                                           ==========             =============
Non-mortgage servicing rights.........                (2,095)
                                                 -----------
Tangible capital and ratio to
 tangible assets......................   13.57%  $   137,446       1.50%   $   15,190
                                                 ===========               ==========

Tier 1 capital and ratio to
 risk-weighted assets.................   18.15%  $   139,541                              6.00%   $      46,132
                                                 -----------                                      =============

Allowance for loan losses.............                 6,617
Qualifying subordinated debentures
 (2) .................................                    --
                                                 -----------
Tier 2 capital.........................                6,617
                                                 -----------
Real estate owned required to be
 deducted (3)..........................              (40,948)
                                                 -----------
Total risk-based capital and ratio to
 risk-weighted assets..................  13.68%  $   105,210       8.00%   $   61,510    10.00%   $      76,887         13.00%
                                                 ===========               ==========             =============

Total regulatory assets...............           $ 1,051,611
                                                 ===========

Adjusted total assets.................           $ 1,014,778
                                                 ===========

Tangible assets.......................           $ 1,012,683
                                                 ===========

Risk-weighted assets..................           $   768,872
                                                 ===========

        (1)     Unamortized balance of capitalized computer software.

        (2) On September 30, 2003 we redeemed the remaining $33,065 of our 12% subordinated debentures at a price of 101.333%.

        (3) Large retail shopping mall property, which we originally acquired in satisfaction of a debt and have held in excess of five years.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2003
                             (Dollars in thousands)

NOTE 6 INTEREST INCOME AND EXPENSE BEFORE PROVISION FOR LOAN LOSSES

                                                                    Three Months                 Nine Months
                                                              ------------------------    ------------------------
For the periods ended September 30,                              2003          2002          2003          2002
-----------------------------------------------------------   ----------    ----------    ----------    ----------
(Dollars in thousands)
Interest income
  Interest earning cash and other .........................   $       79    $       59    $      225    $      220
  Federal funds sold and repurchase agreements ............          341           783         1,078         2,055
  Trading securities ......................................        2,749         3,507        12,371        12,024
  Loans ...................................................          212         3,075         1,321        10,588
  Match funded loans and securities .......................          690         1,188         2,831         5,245
                                                              ----------    ----------    ----------    ----------
                                                                   4,071         8,612        17,826        30,132
                                                              ----------    ----------    ----------    ----------
Interest expense
  Deposits ................................................        4,008         5,990        13,408        21,689
  Securities sold under agreements to repurchase ..........           --            32             3           230
  Bonds - match funded agreements .........................        1,076         1,445         3,640         5,161
  Lines of credit and other secured borrowings ............        1,927           925         4,103         3,257
  Notes and debentures ....................................        3,812         4,533         8,400        13,698
                                                              ----------    ----------    ----------    ----------
                                                                  10,823        12,925        29,554        44,035
                                                              ----------    ----------    ----------    ----------

  Net interest expense before provision for loan losses ...   $   (6,752)   $   (4,313)   $  (11,728)   $  (13,903)
                                                              ==========    ==========    ==========    ==========

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

        For the past several years, we have been undergoing a fundamental transition in the nature of our business. In late 1999 and early 2000, we began to execute a strategic plan to shift our business activities away from capital-intensive businesses involving the purchase or origination of loans, real estate and related assets toward less capital-intensive businesses that generate fee-based revenues. As a result, we generally ceased to originate loans or invest in assets in certain of our business segments ("non-core businesses") unless we were contractually committed to do so. However, we continue actively to manage and resolve the remaining assets in these segments. A brief description of our segments follows:

        Core Businesses
        . Residential Loan Servicing. Through this business we provide loan servicing including asset management and resolution services to third party owners of subprime residential mortgage and high loan-to-value loans for a fee. We acquire the rights to service loans and obtain such rights by purchasing them outright or by entering into sub-servicing contracts.

        . OTX. Through this segment we provide technology solutions for the mortgage and real estate industries. OTX products include a residential loan servicing system (REALServicing(TM)), a commercial loan servicing system (REALSynergy(TM)) and an Internet based mortgage loan processing application and vendor management system (REALTrans(SM)).

        . Ocwen Realty Advisors (ORA). Through ORA we provide residential property valuation services.

        . Unsecured Collections. This core business conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired at a discount in 1999 and 2000.

        . Global Outsourcing. This new business segment began operations in December 2002. Global Outsourcing provides business process outsourcing services to third parties and leverages the operational capacity of our facilities in India.

        . International Operations. This segment is being reported as a business segment for the first time this year. In 2003, this segment primarily represents the results of operations of Global Servicing Solutions, LLC, our new joint servicing venture with Merrill Lynch for the servicing of assets in various countries. Results for 2002 primarily reflect a one time consulting project for the government of Jamaica as well as other precedent ventures.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2003
                             (Dollars in thousands)

        Non-Core Businesses
        . Residential Discount Loans. This segment consisted of operations to acquire at a discount and subsequently resolve sub-performing and non-performing residential mortgage loans. We completed our last acquisition of residential loans in 2000. Based on the relative insignificance of the non-core assets remaining in this segment, the remaining assets of this business and any related income or loss arising from their resolution have been included in the Corporate Items and Other segment beginning January 1, 2003.

        . Commercial Finance. This segment comprised operations to acquire sub-performing commercial loans at a discount, as well as operations to invest in and reposition under-performing real estate assets. No assets have been acquired since 2000; since that time, this business has consisted of the repositioning, management and resolution of the remaining loan and real estate assets.

        . Affordable Housing. Includes our investments, primarily through limited partnerships, in qualified low-income rental housing for the purpose of obtaining Federal income tax credits pursuant to
                Section 42 of the Code. Except to complete those projects in which an investment had already been made, we ceased making investments in properties in 2000.

        . Subprime Finance. In August 1999, we closed our domestic subprime origination business, which had been conducted primarily through OFS. Previously, activities of this segment included our acquisition and origination of single family residential loans to non-conforming borrowers. We have continued to manage and resolve the remaining non-core assets, which consist primarily of unrated single family subprime residual securities.

        Corporate Items and Other
        This segment includes business activities that are individually insignificant, interest income on cash and cash equivalents, interest expense on corporate assets, gains and losses from debt repurchases and general corporate expenses.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2003
                             (Dollars in thousands)

         Financial information for our segments is as follows for the dates indicated:

                                                        Net Interest   Provision                              Pre-Tax
                                                           Income      for Loan   Non-Interest  Non-Interest   Income      Total
                                                         (Expense)      Losses       Income        Expense    (Loss)(1)    Assets
                                                        ------------  ----------  ------------  ------------  ---------  -----------
At or for the three months ended September 30, 2003
Core businesses
Residential Loan Servicing............................  $     (5,300) $       --  $     30,292  $     16,832  $   8,159  $   699,423
OTX...................................................            --          --         2,891         5,244     (2,353)       6,257
Ocwen Realty Advisors.................................            (5)         --         4,687         3,526      1,157          814
Unsecured Collections.................................            --          --         2,952         1,812      1,141          426
Global Outsourcing....................................            (2)         --         1,877           872      1,003        1,814
International Operations..............................           (17)         --         1,294         1,615       (337)       4,907
                                                        ------------  ----------  ------------  ------------  ---------  -----------
                                                              (5,324)         --        43,993        29,901      8,770      713,641
                                                        ------------  ----------  ------------  ------------  ---------  -----------
Non-core businesses
Commercial Finance....................................        (1,853)        393         1,347         1,899     (2,798)     138,531
Affordable Housing....................................          (630)          1         1,606           979         (4)      52,528
Subprime Finance......................................         2,008          --           107           395      1,720       38,235
                                                        ------------  ----------  ------------  ------------  ---------  -----------
                                                                (475)        394         3,060         3,273     (1,082)     229,294
                                                        ------------  ----------  ------------  ------------  ---------  -----------

Corporate Items and Other.............................          (953)         21            11         2,074     (3,039)     357,389
                                                        ------------  ----------  ------------  ------------  ---------  -----------
                                                        $     (6,752) $      415  $     47,064  $     35,248  $   4,649  $ 1,300,324
                                                        ============  ==========  ============  ============  =========  ===========

At or for the three months ended September 30, 2002
Core businesses
Residential Loan Servicing............................  $     (4,724) $       --  $     28,664  $     16,783  $   7,157  $   559,523
OTX (2)...............................................            --          --         1,780         7,773     (5,993)       8,950
Ocwen Realty Advisors.................................            --          --         3,232         2,330        902          216
Unsecured Collections.................................            --         (28)        2,777         1,747      1,057          131
Global Outsourcing....................................            --          --            --            --         --           --
International Operations..............................           (10)         --            64           452       (399)       5,250
                                                        ------------  ----------  ------------  ------------  ---------  -----------
                                                              (4,734)        (28)       36,517        29,085      2,724      574,070
                                                        ------------  ----------  ------------  ------------  ---------  -----------
Non-core businesses
Residential Discount Loans............................         1,254          (2)         (442)        1,380       (565)      49,331
Commercial Finance....................................        (1,249)       (879)        1,259         2,259     (1,370)     222,009
Affordable Housing....................................        (1,054)          8           491           757     (1,329)      79,313
Subprime Finance......................................         3,222          --         1,443         1,202      3,464       44,566
                                                        ------------  ----------  ------------  ------------  ---------  -----------
                                                               2,173        (873)        2,751         5,598        200      395,219
                                                        ------------  ----------  ------------  ------------  ---------  -----------

Corporate Items and Other.............................        (1,752)         --        (1,258)        2,393     (6,931)     399,763
                                                        ------------  ----------  ------------  ------------  ---------  -----------
                                                        $     (4,313) $     (901) $     38,010  $     37,076  $  (4,007) $ 1,369,052
                                                        ============  ==========  ============  ============  =========  ===========

        (1) Income (loss) before minority interest, income taxes and effect of change in accounting principle.

        (2) For the three months ended September 30, 2002, non-interest income of OTX includes $1,101 of revenues earned from other business segments.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2003
                             (Dollars in thousands)

                                                            Net
                                                          Interest    Provision                                Pre-Tax
                                                           Income      for Loan   Non-Interest  Non-Interest    Income      Total
                                                         (Expense)      Losses       Income       Expense     (Loss)(1)    Assets
                                                        ------------  ----------  ------------  ------------  ---------  -----------
At or for the nine months ended September 30, 2003
Core businesses
Residential Loan Servicing...........................   $    (15,125) $       --  $     89,685  $     48,752  $  25,808  $   699,423
OTX..................................................             --          --         7,898        16,222     (8,325)       6,257
Ocwen Realty Advisors................................            (14)         --        13,414         9,634      3,766          814
Unsecured Collections................................             --          --         8,457         5,035      3,422          426
Global Outsourcing...................................             (2)         --         2,629         1,620      1,007        1,814
International Operations.............................            (50)         --         2,521         4,716     (2,245)       4,907
                                                        ------------  ----------  ------------  ------------  ---------  -----------
                                                             (15,191)         --       124,604        85,979     23,433      713,641
                                                        ------------  ----------  ------------  ------------  ---------  -----------
Non-core businesses
Commercial Finance...................................         (6,250)     (3,065)         (364)        6,173     (9,723)     138,531
Affordable Housing...................................         (2,278)        149         2,320         3,500     (3,608)      52,528
Subprime Finance.....................................         10,867          --         2,570        13,417         20       38,235
                                                        ------------  ----------  ------------  ------------  ---------  -----------
                                                               2,339      (2,916)        4,526        23,090    (13,311)     229,294
                                                        ------------  ----------  ------------  ------------  ---------  -----------

Corporate Items and Other............................          1,124         246           287         7,604     (9,494)     357,389
                                                        ------------  ----------  ------------  ------------  ---------  -----------
                                                        $    (11,728) $   (2,670) $    129,417  $    116,673  $     628  $ 1,300,324
                                                        ============  ==========  ============  ============  =========  ===========

At or for the nine months ended September 30, 2002
Core businesses
Residential Loan Servicing...........................   $    (13,461) $       --  $     89,251  $     53,001  $  22,788  $   559,523
OTX (2)..............................................             --          --         4,924        21,102    (16,179)       8,950
Ocwen Realty Advisors................................             --          --        10,860         8,939      1,921          216
Unsecured Collections................................             --        (279)        8,242         5,381      3,140          131
Global Outsourcing...................................             --          --            --            --         --           --
International Operations.............................            (10)         --         1,443         1,769       (336)       5,250
                                                        ------------  ----------  ------------  ------------  ---------  -----------
                                                             (13,471)       (279)      114,720        90,192     11,334      574,070
                                                        ------------  ----------  ------------  ------------  ---------  -----------
Non-core businesses
Residential Discount Loans...........................          5,303      (2,304)       (2,210)        4,294      1,103       49,331
Commercial Finance...................................         (4,837)      9,147       (23,347)        6,782    (44,114)     222,009
Affordable Housing...................................         (3,926)      3,946           803        23,918    (30,987)      79,313
Subprime Finance.....................................          7,365          --         4,613         3,653      8,325       44,566
                                                        ------------  ----------  ------------  ------------  ---------  -----------
                                                               3,905      10,789       (20,141)       38,647    (65,673)     395,219
                                                        ------------  ----------  ------------  ------------  ---------  -----------

Corporate Items and Other............................         (4,337)         --        (2,487)        7,779    (19,358)     399,763
                                                        ------------  ----------  ------------  ------------  ---------  -----------
                                                        $    (13,903) $   10,510  $     92,092  $    136,618  $ (73,697) $ 1,369,052
                                                        ============  ==========  ============  ============  =========  ===========

        (1) Income (loss) before minority interest, income taxes and effect of change in accounting principle.

        (2) For the nine months ended September 30, 2002, non-interest income of OTX includes $3,111 of revenues earned from other business segments.

                OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2003
                             (Dollars in thousands)

NOTE 8 COMMITMENTS AND CONTINGENCIES

        At September 30, 2003, we had commitments under outstanding letters of credit in the amount of $190. Through our investment in subordinated securities and subprime residual securities, which had a fair value of $41,793 at September 30, 2003, we support senior classes of securities.

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

        The former owners of Admiral Home Loan ("Claimants") filed a Demand for Arbitration against OCN and William C. Erbey claiming damages in the amount of $21,250 arising out of OCN's acquisition in 1997 of the assets of Admiral Home Loan. An evidentiary hearing on the matter was concluded before a three-person arbitration panel on February 24, 2003. In a 2 to 1 decision issued on April 24, 2003, the arbitration panel awarded the Claimants $6,000 plus interest and costs. In the first quarter of 2003, we established a reserve in the amount of $10,000 as a result of this award. All amounts due Claimants had been paid as of September 30, 2003 thus bringing this matter to a final conclusion.

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

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    Increase (Decrease)
Selected Consolidated Financial Information                      September 30,    December 31,    -----------------------
Balance Sheet Data                                                  2003             2002             $             %
                                                                 -------------    ------------    ---------    ----------
Total assets.................................................    $   1,300,324    $  1,222,242    $  78,082             6%
  Trading securities, at fair value..........................           48,489          58,895      (10,406)         (18)%
  Investments in real estate.................................           55,631          58,676       (3,045)          (5)%
  Affordable housing properties..............................            9,578          15,319       (5,741)         (37)%
  Loans, net.................................................           28,196          76,857      (48,661)         (63)%
  Match funded assets, net...................................          133,767         167,744      (33,977)         (20)%
  Real estate owned, net.....................................           53,380          62,039       (8,659)         (14)%
  Advances on loans and loans serviced for others............          390,952         266,356      124,596           47%
  Mortgage servicing rights..................................          181,905         171,611       10,294            6%
  Receivables................................................           71,565          78,944       (7,379)          (9)%
  Other assets...............................................           36,991          29,286        7,705           26%
Total liabilities............................................          988,831         853,497      135,334           16%
  Deposits...................................................          430,460         425,970        4,490            1%
  Escrow deposits on loans and loans serviced for others.....          129,457          84,986       44,471           52%
  Bonds-match funded agreements..............................          113,785         147,071      (33,286)         (23)%
  Lines of credit and other secured borrowings...............          176,746          82,746       94,000          114%
  Notes and debentures.......................................           99,724          76,975       22,749           30%
Minority interest in subsidiary..............................            1,470           1,778         (308)         (17)%
Capital Securities (1).......................................               --          56,249      (56,249)        (100)%
Stockholders' equity.........................................          310,023         310,718         (695)          --%

                                                                       At or for the Three Months Ended September 30,
                                                                 --------------------------------------------------------
                                                                                                  Favorable/(Unfavorable)
                                                                                                  -----------------------
Operations Data                                                      2003             2002            $             %
                                                                 -------------    ------------    ---------    ----------
Net income (loss)............................................    $       4,615    $     (4,007)   $   8,622           215%
Net interest income (expense) (1)............................           (6,752)         (4,313)      (2,439)          (57)
Provision for loan losses....................................              415            (901)      (1,316)         (146)
Non-interest income..........................................           47,064          38,010        9,054            24
Non-interest expense.........................................           35,248          37,076        1,828             5
Distributions on Capital Securities (1)......................               --           1,529        1,529           100
Income tax expense...........................................                6              --           (6)           --

Per Common Share
Net income (loss)
  Basic and diluted..........................................    $        0.07    $      (0.06)   $    0.13           217%
Stock price
  High.......................................................    $        5.09    $       5.80    $   (0.71)          (12)%
  Low .......................................................             4.12            2.67         1.45            54%
  Close......................................................             4.55            2.90         1.65            57%

Key Ratios
Annualized return on average assets..........................             1.38%          (1.17)%        N/A           218%
Annualized return on average equity..........................             6.01%          (4.96)%        N/A           221%
Efficiency ratio (2).........................................            88.35%         107.16%         N/A            18%
Tier 1 (core) capital ratio..................................            13.75%          14.58%         N/A            (6)%
Total risk-based capital ratio...............................            13.68%          22.34%         N/A           (39)%

(1) Effective with our adoption of SFAS No. 150 on July 1, 2003, we reclassified our $56,249 balance of Capital Securities to notes and debentures. Distributions for the third quarter of 2003 amounted to $1,529 and are included with interest expense. See Notes 2 and 3 to the Interim Consolidated Financial Statements.

(2) The efficiency ratio represents non-interest expense divided by the sum of net interest income or expense after provision for loan losses and non-interest income.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        At or for the Nine Months Ended September 30,
                                                                 --------------------------------------------------------
                                                                                                  Favorable/(Unfavorable)
                                                                                                  -----------------------
Operations Data                                                      2003             2002            $            %
                                                                 -------------    ------------    ---------    ----------
Net income (loss)............................................    $         318    $    (58,697)   $  59,015           101%
Net interest income (expense) (1)............................          (11,728)        (13,903)       2,175            16
Provision for loan losses....................................           (2,670)         10,510       13,180           125
Non-interest income..........................................          129,417          92,092       37,325            41
Non-interest expense.........................................          116,673         136,618       19,945            15
Distributions on Capital Securities (1)......................            3,058           4,758        1,700            36
Income tax expense...........................................              618           1,166          548            47
Effect of change in accounting principle, net of taxes.......               --          16,166      (16,166)         (100)

Per Common Share
Net (income) loss
  Basic and diluted..........................................    $       0.005    $      (0.87)   $   0.875           101%
Stock price
  High.......................................................    $        5.09    $       8.48    $   (3.39)          (40)%
  Low .......................................................             2.71            2.67         0.04             1%

Key Ratios
Annualized return on average assets..........................             0.03%          (5.29)%        N/A           101%
Annualized return on average equity..........................             0.14%         (21.98)%        N/A           101%
Efficiency ratio (2).........................................            96.94%         201.86%         N/A            52%

(1) Effective with our adoption of SFAS No. 150 on July 1, 2003, we reclassified our $56,249 balance of Capital Securities to notes and debentures. Distributions for the third quarter of 2003 amounted to $1,529 and are included with interest expense. See Notes 2 and 3 to the Interim Consolidated Financial Statements.

(2) The efficiency ratio represents non-interest expense divided by the sum of net interest income or expense after provision for loan losses and non-interest income.

Overview of Risks and Related Critical Accounting Policies

        For the past several years, we have been undergoing a fundamental transition in the nature of our business. In late 1999 and early 2000, we began to execute a strategic plan to shift our business activities away from capital-intensive businesses involving the purchase or origination of loans, real estate and related assets toward less capital-intensive businesses that generate fee-based revenues. As a result, we generally ceased to originate loans or invest in assets in certain of our business segments ("non-core businesses") unless we were contractually committed to do so. However, we continue actively to manage and resolve the remaining assets in these segments. As of September 30, 2003, our core and non-core businesses were as follows:

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

        In addition to our business segments, we use our Corporate Items and Other segment to account for certain items of revenue and expense that are not directly related to a business unit. We include in our Corporate Items and Other segment interest income on cash and cash equivalents, interest expense on corporate assets, gains and losses from debt repurchases and general corporate expenses.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

        Principal Risk Factors. We included a discussion of the principal risk factors that relate to our businesses and may affect future results on pages 16 through 19 of Management's Discussion and Analysis of Operations and Financial Conditions in our Annual Report on Form 10-K for the year ended December 31, 2002.

        Critical Accounting Policies. Our strategies to exit non-core businesses and expand our core businesses are affected by risks in the marketplace. Further, our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of these risks, or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks, and an understanding of these policies is fundamental to understanding Management's Discussion and Analysis of Results of Operations and Financial Condition. We summarize our more subjective and complex accounting policies as they relate to our overall business stategy on pages 19 and 20 of Management's Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2002. We discuss our significant accounting policies in detail in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

        General. We recorded net income of $4,615 for the third quarter of 2003, as compared to a net loss of $(4,007) for the third quarter of 2002. Our earnings per share were $0.07 for the third quarter of 2003, as compared to a loss per share of $(0.06) for the third quarter of 2002. For the nine months ended September 30, 2003 we recorded net income of $318 or $0.005 per share as compared to a loss of $(58,697) or $(0.87) per share for the same period of 2002.

        Our core businesses recorded combined pre-tax income of $8,770 in the third quarter of 2003, an increase of $6,046 or 222% as compared to the third quarter of 2002. Year to date through September 30, 2003, pre-tax income for our core businesses was $23,433, an increase of $12,099 or 107% compared to the same period of 2002. The improvement in combined pre-tax income from our core business segments in 2003 as compared to 2002 is primarily due to declines in OTX losses and an increase in Residential Loan Servicing income. Our non-core business segments incurred a pre-tax loss of $(1,082) in the third quarter of 2003 as compared to pre-tax income of $200 for the third quarter of 2002. Year to date through September 30, 2003 our non-core businesses incurred a pre-tax loss of $(13,311), an improvement of $52,362 over the same period of 2002. The improvement in the combined results of our non-core segments in 2003 as compared to 2002 is largely due to a reduction in loss provisions and impairment charges on Commercial and Affordable Housing assets. Results of our Corporate Items and Other segment have also improved over 2002 as losses have continued to decline in 2003 largely due to reduced interest expense, resulting from debt repurchases in the fourth quarter of 2002 and a reduction in brokered deposits, and reduced technology expenses. We discuss these segment results in detail in our review of segment profitability, which follows.

        Segment Profitability. In general, we have ceased conducting any new business actvities related to our non-core businesses, although we are actively engaged in the sale or other resolution of the remaining non-core assets. These assets are comprised of loans, real estate owned (REO), investments in real estate, securities held in our residual and subordinate trading portfolio and affordable housing properties.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        The following tables present the income (loss) and total assets for each of our reportable segments at and for the dates indicated:

                                                                          Pre Tax Income (Loss) (1)
                                                             ----------------------------------------------------
                                                                   Three Months                Nine Months
                                                             ------------------------    ------------------------
For the periods ended September 30,                            2003           2002          2003          2002
----------------------------------------------------------   ----------    ----------    -----------   ----------
Core businesses:
  Residential Loan Servicing .............................   $    8,159    $    7,157    $    25,808   $   22,788
  OTX ....................................................       (2,353)       (5,993)        (8,325)     (16,179)
  Ocwen Realty Advisors ..................................        1,157           902          3,766        1,921
  Unsecured Collections ..................................        1,141         1,057          3,422        3,140
  Global Outsourcing .....................................        1,003            --          1,007           --
  International Operations ...............................         (337)         (399)        (2,245)        (336)
                                                             ----------    ----------    -----------   ----------
                                                                  8,770         2,724         23,433       11,334
                                                             ----------    ----------    -----------   ----------

Non-core businesses:
   Residential Discount Loans ............................           --          (565)            --        1,103
   Commercial Finance ....................................       (2,798)       (1,370)        (9,723)     (44,114)
   Affordable Housing ....................................           (4)       (1,329)        (3,608)     (30,987)
   Subprime Finance ......................................        1,720         3,464             20        8,325
                                                             ----------    ----------    -----------   ----------
                                                                 (1,082)          200        (13,311)     (65,673)
                                                             ----------    ----------    -----------   ----------

Corporate Items and Other ................................       (3,039)       (6,931)        (9,494)     (19,358)
                                                             ----------    ----------    -----------   ----------
                                                             $    4,649    $   (4,007)   $       628   $  (73,697)
                                                             ==========    ==========    ===========   ==========

        (1) Income (loss) before minority interest, income taxes and effect of change in accounting principle.

                                                                                                 Total Assets
                                                                                         ----------------------------
                                                                                         September 30,   December 31,
                                                                                             2003            2002
                                                                                         -------------   ------------
Core businesses:
  Residential Loan Servicing...........................................................  $     699,423   $    579,114
  OTX..................................................................................          6,257          6,172
  Ocwen Realty Advisors................................................................            814            532
  Unsecured Collections................................................................            426            296
  Global Outsourcing...................................................................          1,814              6
  International Operations.............................................................          4,907          5,366
                                                                                         -------------   ------------
                                                                                               713,641        591,486
                                                                                         -------------   ------------
Non-Core Businesses:
  Residential Discount Loans...........................................................             --         44,833
  Commercial Finance...................................................................        138,531        196,269
  Affordable Housing...................................................................         52,528         62,093
  Subprime Finance.....................................................................         38,235         41,949
                                                                                         -------------   ------------
                                                                                               229,294        345,144
                                                                                         -------------   ------------

Corporate Items and Other..............................................................        357,389        285,612
                                                                                         -------------   ------------
                                                                                         $   1,300,324   $  1,222,242
                                                                                         =============   ============

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        The following table summarizes our remaining investment in non-core assets, which are included in the total asset amounts presented above:

                                                                              Non-Core Assets
                                                                        -----------------------------
                                                                        September 30,    December 31,
                                                                            2003             2002
                                                                        -------------    ------------
Non-Core Businesses:
Residential Discount Loans ...........................................  $          --    $      4,633
Commercial Finance ...................................................        131,653         190,602
Affordable Housing ...................................................         15,997          21,548
Subprime Finance (1) .................................................         37,901          33,447
Corporate Items and Other ............................................          3,027              --
                                                                        -------------    ------------
                                                                        $     188,578    $    250,230
                                                                        =============    ============

        (1) The increase in non-core assets of the Subprime Finance segment in 2003 is in large part due to the transfer of securities formerly classified as "Match Funded Assets" to "Trading Securities" during the second quarter as a result of the repurchase and retirement of the associated match funded debt. See "Changes in Financial Condition - Match Funded Assets." These securities had a fair value of $5,606 and $8,057 at September 30, 2003 and December 31, 2002, respectively.

        The following is a discussion of pre-tax income (loss) before minority interest, income taxes and effect of change in accounting principle for each of our reportable business segments.

        Residential Loan Servicing. Through this core business we provide loan servicing, including asset management and resolution services, to third party owners of subprime residential mortgage and "high loan to value" loans for a fee. We acquire the rights to service loans and obtain such rights by purchasing them outright or by entering into sub-servicing contracts. Results for the third quarter and the nine months ended September 30, 2003 as compared to the same periods of 2002 reflect growth in the volume of mortgage loans serviced, as shown in the table below, and cost reduction efforts. In spite of the current low interest rate environment, pre-tax income of this segment increased by $1,002 in the third quarter of 2003 as compared to 2002. For the nine months ended September 30, 2003, pre-tax income improved to $25,808, an increase of $3,020 or 13% as compared to the same period of 2002.

                                                                                           2003           2002
                                                                                      -------------   -------------
Number of loans at September 30 ...................................................         355,181         338,349
Unpaid principal balance at September 30 ..........................................   $  37,071,916   $  29,832,033
Average unpaid principal balance for the following periods:
  Three months ended September 30 .................................................   $  35,746,464   $  28,066,309
  Nine months ended September 30 ..................................................   $  32,438,558   $  25,322,853

Selected information                                                      Three Months              Nine Months
                                                                    -----------------------   -----------------------
For the periods ended September 30,                                    2003         2002         2003         2002
-----------------------------------------------------------------   ----------   ----------   ----------   ----------
Pre-tax income (loss) ...........................................   $    8,159   $    7,157   $   25,808   $   22,788
Net interest expense ............................................        5,300        4,724       15,125       13,461
Servicing and other fees ........................................       29,213       28,234       87,723       87,700
Non-interest expense ............................................       16,832       16,783       48,752       53,001

..       Servicing fees have increased during both the three and nine months ended September 30, 2003 as compared to the same periods of 2002 as a result of volume growth. Offsetting the increase in servicing fees in 2003 was an increase in amortization of servicing rights due to increased purchases of servicing rights and increased projected prepayment volumes. Additionally, we continue to experience low earnings on float balances due to the ongoing decline in short-term interest rates. See "Non-Interest Income - Servicing and Other Fees" for a detail of the principal components of servicing and other fees.

..       The trend of increasing net interest expense in 2003 reflects increased average balances of advances and mortgage servicing rights, which do not earn interest. See "Net interest Income (Expense)" for additional information regarding average balances.

..       Year to date, non-interest expense declined $4,249 or 8% in 2003 as compared to 2002. This decline in non-interest expense occurred in spite of the fact that the number of assets we serviced actually increased during 2003. The decline in such expenses was primarily the result of cost reduction efforts in the areas of compensation and employee benefits and technology and communication costs.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

        OTX. Through this core segment we provide technology solutions for the mortgage and real estate industries. OTX products include a residential loan servicing system (REALServicing), a commercial loan servicing system (REALSynergy) and an internet-based mortgage loan processing application and vendor management system (REALTrans). The losses incurred by this segment, which began its operations in 1998, are a result of our continuing investment in the development and marketing of these technology products. For the third quarter of 2003 the pre-tax loss was $(2,353), a $3,640 or 61% improvement over the third quarter of 2002. For the year to date periods, the 2003 loss declined by $7,854 or 49% as compared to the 2002 loss. The significant declines in the losses incurred in 2003 as compared to 2002 is largely the result of ongoing cost reduction initiatives and an increase in software revenues.

  Selected information                                                         Three Months                 Nine Months
                                                                       --------------------------    --------------------------
  For the periods ended September 30,                                     2003           2002           2003           2002
  ------------------------------------------------------------------   -----------    -----------    -----------    -----------
    Pre-tax income (loss) ..........................................   $    (2,353)   $    (5,993)   $    (8,325)   $   (16,179)
    Non-interest income ............................................         2,891          1,780          7,898          4,924
    Non-interest expense ...........................................         5,244          7,773         16,222         21,102

..       The increase in non-interest income for the three and nine months ended
        September 30, 2003 as compared to the same periods of 2002 is primarily due to an increase in transaction fees resulting from an increase in REALTrans transaction volumes.

..       The $2,529 or 33% decline in non-interest expense in the third quarter of 2003 as compared to 2002 primarily reflects a $1,774 decline in technology and communication costs and a $698 decline in compensation and benefits. Year to date 2003, non-interest expense declined by $4,880 primarily due to a $2,070 decline in compensation and benefits and a $2,383 decline in technology and communication costs.

        Ocwen Realty Advisors. Through ORA we provide residential property valuation services. Results for the third quarter of 2003 reflect an improvement in pre-tax earnings of $254 or 28% over the third quarter of 2002. Year to date, pre-tax earnings improved by $1,845 or 96% in 2003 as compared to 2002.

Selected information                                                          Three Months               Nine Months
                                                                       ------------------------   -----------------------
For the periods ended September 30,                                       2003          2002         2003         2002
--------------------------------------------------------------------   -----------   ----------   ----------   ----------
  Pre-tax income (loss) ............................................   $     1,157   $      902   $    3,766   $    1,921
  Non-interest income ..............................................         4,687        3,232       13,414       10,860
  Non-interest expense:
    Valuation fees .................................................         2,865        1,886        7,697        7,391
    Other ..........................................................           661          444        1,937        1,548
  Gross margin .....................................................         1,823        1,356        5,717        3,469
  Valuation expenses as a % of revenues ............................            61%          58%          57%          68%

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

Selected information                                                        Three Months                 Nine Months
                                                                       ------------------------   -----------------------
For the periods ended September 30,                                        2003         2002         2003         2002
--------------------------------------------------------------------   -----------   ----------   ----------   ----------
  Pre-tax income (loss) ............................................   $     1,141   $    1,057   $    3,422   $    3,140
  Non-interest income:
    Third-party fees ...............................................         2,232        1,808        6,127        4,780
    Collections ....................................................           691          969        2,273        3,462
    Other ..........................................................            29           --           57           --
  Non-interest expense .............................................         1,812        1,747        5,035        5,381

        Global Outsourcing. This new business segment began operations in December 2002 and recorded pre-tax income of $1,003 in the third quarter of 2003 and $1,007 for the nine months ended September 30, 2003. These results primarily reflect the initiation of new outsourcing contracts in the third quarter. Global Outsourcing provides business process outsourcing services to third parties and leverages the operational capacity of our facilities in India.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        International Operations. This segment, which is being reported as a core business segment for the first time this year, recorded a pre-tax loss of $(337) in the second quarter and $(2,245) for the nine months ended September 30, 2003. In 2002, International Operations reported a pre-tax loss of $(399) for the third quarter and $(336) year to date. In 2003, this segment primarily represents the results of operations of Global Servicing Solutions, LLC, our new joint servicing venture with Merrill Lynch for the servicing of assets in various countries. GSS offices in Tokyo and Taiwan are now operational. Results for 2002 primarily reflect a one time consulting project for the government of Jamaica as well as other precedent ventures.

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

Selected information                                                       Three Months                 Nine Months
                                                                      -----------------------    -----------------------
For the periods ended September 30,                                      2003         2002          2003         2002
-------------------------------------------------------------------   ----------   ----------    ----------   ----------
  Pre-tax income (loss) ...........................................   $       --   $     (565)   $       --   $    1,103
  Net interest income .............................................           --        1,254            --        5,303
  Provision for loan losses .......................................           --           (2)           --       (2,304)
  Non-interest income:
    Gain (loss) on interest earning assets, net ...................           --           (1)           --       (2,437)
    Gain (loss) on REO, net .......................................           --         (113)           --          387
    Other .........................................................           --         (328)           --         (160)
  Non-interest expense ............................................           --        1,380            --        4,294

        . Loss on interest earning assets is primarily comprised of losses from the sale of loans.

        Commercial Finance. Results for this non-core segment reflect our continuing exit from loan and real estate businesses. We have not purchased any commercial assets since 2000. With the exception of loans made to facilitate the sale of our own assets, we have also not originated any loans since 2000. See "Changes in Financial Condition - Loans, Net." Since then, this business has consisted of the management, repositioning, and resolution of the remaining non-core assets. At September 30, 2003, the $131,653 of non-core assets remaining in this business consisted of 13 loan and real estate assets and an unrated subordinate security with a fair value of $2,577. These 13 assets consisted of four loans totaling $21,005, four REO properties totaling $52,440 and five investments in real estate totaling $55,631. Of the 13 remaining assets, the five largest amounted to $103,002 or 80% of the total. During the third quarter of 2003, one loan was sold with a net book value prior to sale of $6,360. While we believe that additional sales will occur during 2003, it is probable that some properties will not be sold until 2004 or later.

        We regularly assess the value of our remaining assets and provide additional loss reserves or impairment charges as appropriate. Combined reserves on our remaining commercial loans and REO balances at September 30, 2003 amounted to 28% of the book value of such assets, consistent with reserve levels of 24% at December 31, 2002.

Selected information                                                      Three Months                 Nine Months
                                                                    ------------------------    ------------------------
For the periods ended September 30,                                    2003          2002          2003          2002
-----------------------------------------------------------------   ----------    ----------    ----------    ----------
  Pre-tax income (loss) .........................................   $   (2,798)   $   (1,370)   $   (9,723)   $  (44,114)
  Net interest expense ..........................................        1,853         1,249         6,250         4,837
  Provision for loan losses .....................................          393          (879)       (3,064)        9,147
  Non-interest income:
    Gain (loss) on REO, net .....................................         (371)         (132)         (174)      (16,463)
    Servicing and other fees ....................................          303           874         2,028         2,195
    Net operating gain (loss) on investments in real estate .....          702           494        (2,999)       (8,844)
    Other .......................................................          713            23           781          (235)
  Non-interest expense ..........................................        1,899         2,259         6,173         6,782

        . The negative provision for loan losses year to date in 2003 primarily resulted from the recovery of excess reserves on loan sales during the second quarter. Reserve levels on our remaining commercial loans were 15% of book value at September 30, 2003 as compared to 19% at December 31, 2002 and 12% at September 30, 2002. See "Provision for Loan Losses."

        . The loss on REO for the third quarter of 2003 included a provision for loss in fair value of $578 as compared to $553 for the third quarter of 2002. For the year to date periods, the provision for loss in fair value amounted to $914 and $18,305 for 2003 and 2002, respectively. The provision for loss in fair value year to date 2002 reflects an increase in reserves on REO properties held for more than one year. Reserves on our four remaining commercial REO properties at September 30, 2003 amounted to 32% of book value. This compares to reserve levels of 30% of book value at both December 31, 2002 and September 30, 2002.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        . Year to date operating losses on investments in real estate for 2003 and 2002 included impairment charges of $5,526 and $15,317, respectively, recorded in the second quarter. There were no impairment charges in the third quarter of 2003 or 2002. Earnings on loans accounted for as investments in real estate declined to $371 year to date 2003 from $3,870 for the same period of 2002 as a result of sales and resolutions. See "Changes in Financial Condition - Investments in Real Estate".

        Affordable Housing. Historically, we invested in affordable housing properties primarily through a series of limited partnerships. Except to complete those projects in which an investment had already been made, we ceased making investments in properties in 2000 as part of our shift in strategy to fee-based businesses and because the volume of tax credits being generated was exceeding our ability to utilize them effectively. Since that time, we have been marketing each of these properties for sale. Primarily as a result of sales, our investment in affordable housing properties had been reduced to $9,578 at September 30, 2003 from $15,319 at December 31, 2002. In addition, this segment has $6,419 of loans outstanding including $5,645 to our limited partnership properties that we do not consolidate in our financial statements. Assets of this segment also included $27,082 and $40,299 of receivables at September 30, 2003 and December 31, 2002, respectively, arising from sales of affordable housing properties. While we cannot project sales with certainty, we believe that it is unlikely that we will sell the remaining properties before the end of 2003. However, we believe that it is possible that new sources of financing will be established to repay the remaining loan balances before the end of 2003. We regularly assess the carrying value of our remaining assets and provide additional loss reserves as appropriate. At September 30, 2003, our combined reserves associated with affordable housing properties and loans amounted to 54% of the remaining book value of such assets as compared to 48% at December 31, 2002.

Selected information                                                        Three Months                 Nine Months
                                                                      ------------------------    ------------------------
For the periods ended September 30,                                      2003          2002          2003          2002
-------------------------------------------------------------------   ----------    ----------    ----------    ----------
  Pre-tax income (loss) ...........................................   $       (4)   $   (1,329)   $   (3,608)   $  (30,987)
  Net interest expense ............................................          630         1,054         2,278         3,926
  Provision for loan losses .......................................            1             8           149         3,946
  Net operating losses on investments in certain affordable
   housing properties .............................................          226           225         1,109        22,135

        . Net interest expense has declined primarily because of a decline in the assets of this segment, most of which do not earn interest.

        . The provision for loan losses in 2002 reflects an increase in reserves during the second quarter in response to revisions in estimated permanent financing proceeds. Reserve levels on these loans were 42% of book value at both September 30, 2003 and December 31, 2002.

        . Year to date net operating losses have declined in 2003 primarily because of a decline in charges we recorded for estimated losses on the sale of the properties. These charges amounted to $21,294 during the nine months ended September 30, 2002, none during the third quarter. Losses for 2003 included $432 of such charges recorded in the first quarter. The reserves associated with our remaining properties amounted to 60% at September 30, 2003 as compared to 50% at December 31, 2002. See "Changes in Financial Condition - Affordable Housing Properties."

        Subprime Finance. We were engaged in domestic subprime residential loan origination prior to ceasing originations in August of 1999; however, we have continued to manage and resolve the remaining non-core assets. At September 30, 2003, the non-core assets remaining in this business consisted primarily of trading securities with a fair value of $37,813, including $5,606 of securities reported as match funded assets prior to the second quarter of 2003. These securities are presently generating income and return of principal through cash flows.

Selected information                                                          Three Months              Nine Months
                                                                        -----------------------   -----------------------
For the periods ended September 30,                                         2003        2002         2003        2002
---------------------------------------------------------------------   ----------   ----------   ----------   ----------
  Pre-tax income (loss) .............................................   $    1,720   $    3,464   $       20   $    8,325
  Interest income ...................................................        2,501        3,658       11,987        9,845
  Interest expense ..................................................          493          436        1,120        2,481
  Gain (loss) on trading securities, net ............................          111        1,191        2,577        4,529
  Non-interest expense ..............................................          395        1,202       13,417        3,653

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        . The increase in interest income year to date 2003 as compared to 2002 is largely the result of an increase in cash flow distributions received on unrated single family subprime residual securities. Cash flow distributions on our U.K. unrated subprime residual securities were lower in the third quarter of 2003 as compared to 2002, resulting in a $1,291 decline in interest income on those securities.

        . The year to date 2003 decline in interest expense is consistent with the decline in the average balances of loans and securities, including match funded securities and related match-funded debt.

        . Year to date gains on trading securities for 2002 included $4,406 of realized gains from sales during the second quarter.

        . The $9,764 increase in non-interest expense year to date 2003 compared to 2002 is primarily due to the $10,000 reserve related to the Admiral Home Loan arbitration recorded during the first quarter of 2003. See Note 8 to the Interim Consolidated Financial Statements for additional information regarding this litigation.

        Corporate Items and Other. Pre-tax results for this segment include business activities that are individually insignificant, interest income on cash and cash equivalents, interest expense on corporate assets, gains and losses from debt repurchases, and general corporate expenses. The table below presents the more significant amounts included in each of the periods indicated.

Selected information                                                         Three Months                Nine Months
                                                                       ------------------------    ------------------------
For the periods ended September 30,                                       2003          2002          2003          2002
--------------------------------------------------------------------   ----------    ----------    ----------    ----------
  Pre-tax income (loss) ............................................   $   (3,039)   $   (6,931)   $   (9,494)   $  (19,358)
  Net interest expense .............................................        1,817         3,876         5,338        11,232
  Technology and other corporate expenses ..........................        1,152         2,886         4,409         8,839
  Gain (loss) on debt repurchases ..................................         (441)          (35)         (445)        1,039

        . As discussed in Note 2 to the Interim Consolidated Financial Statements, distributions on our Capital Securities are reported in the consolidated statement of operations as interest expense beginning in the third quarter of 2003. For purposes of this analysis, net interest expense includes distributions on Capital Securities for all periods. These distributions amounted to $1,529 for both the third quarter of 2003 and 2002. Year to date distributions on Capital Securities were $4,587 and $4,758 for 2003 and 2002, respectively. Net interest expense declined in 2003 as compared to 2002 primarily as a result of significant debt repurchases during the fourth quarter of 2002 and the ongoing reduction in brokered deposits.

        . Corporate expenses declined in 2003 as compared to 2002 primarily as a result of a reduction in technology and other operating expenses retained in this segment. The decline in technology and other corporate expenses retained in this segment resulted primarily from cost savings initiatives that we completed in the fourth quarter of 2002.

        . The $441 loss on debt repurchases in the third quarter of 2003 resulted from our redemption of the remaining $33,065 balance of our 12% subordinated debentures on September 30, 2003 at a price of 101.333%.

        See Note 7 to the Interim Consolidated Financial Statements, for additional information related to our operating segments.

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

        Our net interest income and net interest margin began declining in 2000 and have been negative since 2001. This trend reflects a decline in the ratio of interest-earning assets to interest-bearing liabilities, which has fallen from 98% in 1999 to 37% in the third quarter of 2003 (57% in the third quarter of 2002). Both our acquisition of OAC in 1999 and our change in strategic direction from capital-intensive businesses to fee-based sources of income have contributed to an increase in the relative amount of non-interest-earning assets (such as real estate, advances on loans serviced for others and mortgage servicing rights) that are funded by interest-bearing liabilities. We expect this trend to continue as we dispose of our remaining non-core assets, a portion of which are interest-bearing, and increase non-interest-earning assets of our core businesses. While it has no impact on consolidated net income, the reclassification of our 10.875% Capital Securities to interest-bearing liabilities (notes and debentures) on July 1, 2003 as a result of our adoption of SFAS No. 150 does have a negative impact on net interest income, margin and spread. Our net interest income, spread and margin will however be positively impacted in future periods by our redemption of the remaining $33,065 balance of 12% subordinated debentures on September 30, 2003, the maturity of the remaining $43,475 of 11.875% notes on October 1, 2003 and the continuing maturity of brokered certificates of deposit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

                                                                            Three Months Ended September 30,
                                                       --------------------------------------------------------------------------
                                                                       2003                                   2002
                                                       -----------------------------------    -----------------------------------
                                                                     Interest     Average                   Interest     Average
                                                        Average      Income/      Yield/       Average      Income/      Yield/
                                                        Balance      Expense       Rate        Balance      Expense       Rate
                                                       ----------   ----------  ----------    ----------   ----------  ----------
Average Assets
Interest earning cash and other .....................  $   46,556   $       79        0.68%   $    9,864   $       59        2.39%
Federal funds sold and repurchase agreements ........     136,617          341        1.00       174,642          783        1.79
Trading securities
   U.S. Treasury Securities and CMOs (AAA-rated) ....       6,909           (4)      (0.23)       69,280           23        0.13
   Subordinates, residuals and other ................      41,663        2,753       26.43        38,055        3,484       36.62
Loans (1) ...........................................      42,974          212        1.97       127,234        3,075        9.67
Match funded loans and securities ...................      29,845          690        9.25        63,321        1,188        7.50
                                                       ----------   ----------                ----------   ----------
   Total interest earning assets ....................     304,564        4,071        5.35       482,396        8,612        7.14
                                                                    ----------                             ----------
Non-interest earning cash ...........................     100,290                                 69,203
Affordable housing properties .......................      11,963                                 37,260
Real estate owned, net ..............................      53,652                                 83,238
Investment in real estate ...........................      55,594                                 59,669
Advances on loans and loans serviced for others .....     337,463                                259,024
Mortgage servicing rights ...........................     187,848                                150,005
Match funded advances on loans serviced for others ..     124,513                                 97,983
Receivables .........................................      75,614                                 78,165
Other assets ........................................      83,805                                 49,607
                                                       ----------                             ----------
   Total assets .....................................  $1,335,306                             $1,366,550
                                                       ==========                             ==========

Average Liabilities and Stockholders Equity
Interest-bearing demand deposits ....................  $   16,788           49        1.17%   $   15,311           58        1.52%
Savings deposits ....................................       1,618            3        0.74         1,641            5        1.22
Certificates of deposit .............................     387,470        3,956        4.08       433,326        5,927        5.47
                                                       ----------   ----------                ----------   ----------
   Total interest-bearing deposits ..................     405,876        4,008        3.95       450,278        5,990        5.32
Securities sold under agreements to repurchase ......          --           --          --         6,589           32        1.94
Bonds-match funded agreements .......................     129,572        1,076        3.32       144,754        1,445        3.99
Lines of credit and other secured borrowings ........     148,573        1,927        5.19        88,308          925        4.19
Notes and debentures ................................     132,422        3,812       11.51       151,754        4,533       11.95
                                                       ----------   ----------                ----------   ----------
   Total interest-bearing liabilities ...............     816,443       10,823        5.30       841,683       12,925        6.14
                                                                    ----------                             ----------
Non-interest bearing deposits .......................       4,159                                  6,300
Escrow deposits .....................................     119,126                                 96,587
Excess of net assets acquired over purchase price ...          --                                  1,478
Other liabilities ...................................      86,944                                 39,871
                                                       ----------                             ----------
   Total liabilities ................................   1,026,672                                985,919
Capital Securities (2) ..............................          --                                 56,249
Minority interest ...................................       1,411                                  1,335
Stockholders' equity ................................     307,223                                323,047
                                                       ----------                             ----------
   Total liabilities and stockholders' equity .......  $1,335,306                             $1,366,550
                                                       ==========                             ==========

Net interest income (expense) .......................               $   (6,752)                            $   (4,313)
                                                                    ==========                             ==========

Net interest spread .................................                                 0.05%                                  1.00%

Net interest margin .................................                                (8.87)%                                (3.58)%

Ratio of interest-earning assets to interest-bearing
  liabilities ......................                        37.30%                                 57.31%

(1) The average balances include non-performing loans, interest on which is recognized on a cash basis.

(2) Effective with our adoption of SFAS No. 150 on July 1, 2003, Capital Securities are classified as an interest-bearing liability with notes and debentures. Distributions are reported as interest expense beginning in the third quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

                                                                              Nine Months Ended September 30,
                                                       --------------------------------------------------------------------------
                                                                       2003                                   2002
                                                       -----------------------------------    -----------------------------------
                                                                     Interest     Average                   Interest     Average
                                                        Average      Income/      Yield/       Average      Income/      Yield/
                                                        Balance      Expense       Rate        Balance      Expense       Rate
                                                       ----------   ----------  ----------    ----------   ----------  ----------
Average Assets
Interest earning cash and other .....................  $   29,396   $      225        1.02%   $   12,540   $      220        2.34%
Federal funds sold and repurchase agreements ........     125,697        1,078        1.14       154,407        2,055        1.77
Trading securities
   U.S. Treasury Securities and CMOs (AAA-rated) ....      11,176          (92)      (1.10)      106,554        2,168        2.71
   Subordinates, residuals and other ................      38,340       12,463       43.34        47,556        9,856       27.63
Loans (1) ...........................................      79,264        1,321        2.22       156,476       10,588        9.02
Match funded loans and securities ...................      41,319        2,831        9.14        69,607        5,245       10.05
                                                       ----------   ----------                ----------   ----------
   Total interest earning assets ....................     325,192       17,826        7.31       547,140       30,132        7.34
                                                                    ----------                             ----------
Non-interest earning cash ...........................      91,048                                 63,628
Affordable housing properties .......................      13,415                                 67,089
Real estate owned, net ..............................      55,514                                 97,268
Investment in real estate ...........................      58,104                                 86,483
Real estate held for sale ...........................          --                                  4,425
Advances on loans and loans serviced for others .....     302,718                                265,700
Mortgage servicing rights ...........................     176,972                                125,617
Match funded advances on loans serviced for others ..     121,013                                 99,432
Receivables .........................................      78,738                                 63,250
Other assets ........................................      63,448                                 59,513
                                                       ----------                             ----------
   Total assets .....................................  $1,286,162                             $1,479,545
                                                       ==========                             ==========

Average Liabilities and Stockholders Equity
Interest-bearing demand deposits ....................  $   16,808          170        1.35%   $   14,170          184        1.73%
Savings deposits ....................................       1,533            9        0.78         1,605           14        1.16
Certificates of deposit .............................     397,664       13,229        4.44       493,730       21,491        5.80
                                                       ----------   ----------                ----------   ----------
   Total interest-bearing deposits ..................     416,005       13,408        4.30       509,505       21,689        5.68
Securities sold under agreements to repurchase ......         333            3        1.20        16,476          230        1.86
Bonds-match funded agreements .......................     136,470        3,640        3.56       148,781        5,161        4.63
Lines of credit and other secured borrowings ........     121,495        4,103        4.50        95,185        3,257        4.56
Notes and debentures ................................      95,422        8,400       11.74       152,236       13,698       12.00
                                                       ----------   ----------                ----------   ----------
   Total interest-bearing liabilities ...............     769,725       29,554        5.12       922,183       44,035        6.37
                                                                    ----------                             ----------
Non-interest bearing deposits .......................       4,941                                  6,299
Escrow deposits .....................................     101,867                                 86,636
Excess of net assets acquired over purchase price ...          --                                  1,478
Other liabilities ...................................      63,198                                 48,263
                                                       ----------                             ----------
   Total liabilities ................................     939,731                              1,064,859
Capital Securities (2) ..............................      37,499                                 58,333
Minority interest ...................................       1,529                                    292
Stockholders' equity ................................     307,403                                356,061
                                                       ----------                             ----------
   Total liabilities and stockholders' equity .......  $1,286,162                             $1,479,545
                                                       ==========                             ==========

Net interest income (expense) .......................               $  (11,728)                            $  (13,903)
                                                                    ==========                             ==========

Net interest spread .................................                                 2.19%                                  0.97%

Net interest margin .................................                                (4.81)%                                (3.39)%

Ratio of interest-earning assets to interest-bearing
  liabilities ......................                        42.25%                                 59.33%

(1) The average balances include non-performing loans, interest on which is recognized on a cash basis.

(2) Effective with our adoption of SFAS No. 150 on July 1, 2003, Capital Securities are classified as an interest-bearing liability with notes and debentures. Distributions are reported as interest expense beginning in the third quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

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

                                                                Three Months                            Nine Months
                                                  --------------------------------------    --------------------------------------
For the period ended September 30,                             2003 vs. 2002                           2003 vs. 2002
-----------------------------------------------   --------------------------------------    --------------------------------------
                                                     Favorable (Unfavorable) Variance         Favorable (Unfavorable) Variance
                                                                  Due To                                    Due To
                                                  --------------------------------------    --------------------------------------
                                                    Rate          Volume        Total         Rate          Volume        Total
                                                  ----------    ----------    ----------    ----------    ----------    ----------
Interest Income from Interest-Earning Assets
Interest earning cash and other ...............   $      (68)   $       88    $       20    $     (173)   $      178    $        5
Federal funds sold and repurchase agreements ..         (296)         (146)         (442)         (642)         (335)         (977)
Trading securities:
   U.S. Treasury Securities and CMOs
    (AAA-rated) ...............................          (20)           (7)          (27)       (1,380)         (880)       (2,260)
   Subordinates, residuals and other ..........       (1,038)          307          (731)        4,793        (2,186)        2,607
Loans .........................................       (1,563)       (1,300)       (2,863)       (5,600)       (3,667)       (9,267)
Match funded loans and securities .............          231          (729)         (498)         (441)       (1,973)       (2,414)
                                                  ----------    ----------    ----------    ----------    ----------    ----------
   Total interest income from
    interest-earning assets ...................       (2,754)       (1,787)       (4,541)       (3,443)       (8,863)      (12,306)
                                                  ----------    ----------    ----------    ----------    ----------    ----------

Interest Expense on Interest-Bearing
  Liabilities
Interest-bearing demand deposits ..............           14            (5)            9            45           (31)           14
Savings deposits ..............................            2          --               2             4             1             5
Certificates of deposit .......................        1,391           580         1,971         4,526         3,736         8,262
                                                  ----------    ----------    ----------    ----------    ----------    ----------
   Total interest-bearing deposits ............        1,407           575         1,982         4,575         3,706         8,281
Securities sold under agreements to
 repurchase ...................................           --            32            32            60           167           227
Bonds-match funded agreements .................          227           142           369         1,120           401         1,521
Lines of credit and other secured borrowings ..         (259)         (743)       (1,002)           43          (889)         (846)
Notes and debentures ..........................          160           561           721           291         5,007         5,298
                                                  ----------    ----------    ----------    ----------    ----------    ----------
   Total interest expense on interest-bearing
     liabilities ..............................        1,535           567         2,102         6,089         8,392        14,481
                                                  ----------    ----------    ----------    ----------    ----------    ----------
Favorable (unfavorable) variance, net .........   $   (1,219)   $   (1,220)   $   (2,439)   $    2,646    $     (471)   $    2,175
                                                  ==========    ==========    ==========    ==========    ==========    ==========

        We incurred net interest expense before provision for loan losses of $(6,752) for the three months ended September 30, 2003 as compared to $(4,313) for the same period of the prior year, an unfavorable variance of $2,439 or 57%. This unfavorable variance was due to a decrease in the balance of our average interest-bearing assets and a decrease in the net interest spread, offset by a decrease in the balance of our average interest-bearing liabilities. The net interest spread decreased 95 basis points as a result of a 179 basis-point decrease in the weighted average yield on our interest-earning assets, offset by an 84 basis-point decline in the weighted average rate on our interest-bearing liabilities. The net impact of these rate changes was a $1,219 unfavorable variance. The average balance of our interest-earning assets decreased by $177,832 or 37% during the third quarter of 2003 and reduced interest income by $1,787. The average balance of our interest-bearing liabilities decreased by $25,240 or 3% during the third quarter of 2003 and decreased interest expense by $567. The net impact of these volume changes resulted in a $1,220 unfavorable variance.

        Year to date 2003 we incurred net interest expense before provision for loan losses of $(11,728) as compared to $(13,903) for the same period of the prior year, a favorable variance of $2,175 or 16%. This favorable variance was due to a decrease in the balance of our average interest-bearing liabilities and an increase in the net interest spread, offset by a decrease in the balance of our average interest-earning assets. The net interest spread increased 122 basis points as a result of a 125 basis-point decrease in the weighted average rate on our interest-bearing liabilities, offset by a 3 basis-point decline in the weighted average yield on our interest-earning assets. The net impact of these rate changes was a $2,646 favorable variance. The average balance of our interest-earning assets decreased by $221,948 or 41% during the nine months ended September 30, 2003 and reduced interest income by $8,863. The average balance of our interest-bearing liabilities decreased by $152,458 or 17% year to date 2003 and decreased interest expense by $8,392. The net impact of these volume changes resulted in a $471 unfavorable variance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

                                                                                                  Annualized
                                                      Average Balance         Increase           Average Yield          Increase
                                                  -----------------------    (Decrease)    ------------------------    (Decrease)
For the three months ended September 30,             2003         2002           $            2003          2002      Basis Points
-----------------------------------------------   ----------   ----------    ----------    ----------    ----------   ------------
Interest earning cash and other ...............       46,556   $    9,864    $   36,692          0.68%         2.39%         (171)
Federal funds sold and repurchase agreements ..      136,617      174,642       (38,025)         1.00%         1.79%          (79)
Trading securities:
  CMOs (AAA-rated) and U.S. Treasury
  securities ..................................        6,909       69,280       (62,371)        (0.23)%        0.13%          (36)
  Subordinates, residuals and other ...........       41,663       38,055         3,608         26.43%        36.62%       (1,019)
Loans .........................................       42,974      127,234       (84,260)         1.97%         9.67%         (770)
Match funded loans and securities .............       29,845       63,321       (33,476)         9.25%         7.50%          175
                                                  ----------   ----------    ----------
                                                  $  304,564   $  482,396    $ (177,832)         5.35%         7.14%         (179)
                                                  ==========   ==========    ==========


                                                                                                  Annualized
                                                      Average Balance         Increase           Average Yield          Increase
                                                  -----------------------    (Decrease)    ------------------------    (Decrease)
For the nine months ended September 30,              2003         2002           $            2003          2002      Basis Points
-----------------------------------------------   ----------   ----------    ----------    ----------    ----------   ------------
Interest earning cash and other ...............   $   29,396   $   12,540    $   16,856          1.02%         2.34%         (132)
Federal funds sold and repurchase agreements...      125,697      154,407       (28,710)         1.14%         1.77%          (63)
Trading securities:
  CMOs (AAA-rated) ............................       11,176      106,554       (95,378)        (1.10)%        2.71%         (381)
  Subordinates, residuals and other ...........       38,340       47,556        (9,216)        43.34%        27.63%        1,571
Loans .........................................       79,264      156,476       (77,212)         2.22%         9.02%         (680)
Match funded loans and securities .............       41,319       69,607       (28,288)         9.14%        10.05%          (91)
                                                  ----------   ----------    ----------
                                                  $  325,192   $  547,140    $ (221,948)         7.31%         7.34%           (3)
                                                  ==========   ==========    ==========

        Interest income we earned on loans decreased by $2,863 or 93% during the three months ended September 30, 2003 as compared to the same period of the prior year primarily as a result of a $84,260 or 66% decline in the average balance and a 770 basis-point decline in the average yield. Year to date 2003, interest income on loans declined $9,267 or 88% as compared to the same period of 2002 primarily as a result of a $77,212 or 49% decline in the average balance and a 680 basis point decline in the average yield. Sales, resolutions, foreclosures and the absence of acquisitions have resulted in the declines in the average balance of loans during 2003. Resolution income declined from $3,295 for the nine months ended September 30, 2002 to $57 for the same period of 2003. In addition, there was an increase in the proportion of non-performing loans in the portfolio, on which we do not accrue interest. The yield on loans is likely to fluctuate from period to period as a result of the timing of resolutions, particularly the resolution of large multi-family residential and commercial real estate loans, and the mix of the overall portfolio between performing and non-performing loans. See "Changes in Financial Condition - Loans, Net."

        Interest income we earned on match funded loans and securities decreased $498 or 42% in the third quarter of 2003 as compared to the third quarter of 2002. This decrease was due to a $33,476 or 53% decline in the average balances, offset by a 175 basis-point increase in the average yield. Year to date 2003, interest income on match funded loans and securities declined $2,414 or 46% compared to the same period of 2002 due to a $28,288 or 41% decline in the average balance and a 91 basis point decline in the average yield. The decline in the average balances during 2003 was primarily the result of principal repayments received on both the loans and securities, as well as the transfer of the match funded securities to residual trading securities during the second quarter as a result of the repurchase and retirement of the related match funded debt. See "Changes in Financial Condition - Match Funded Assets".

        Interest income we earned from our combined trading securities portfolio decreased from $3,507 during the third quarter of 2002 to $2,749 in the third quarter of 2003, a $758 or 22% decrease. Subordinates and residuals accounted for $731 of this decline in interest income as a result of a 1,019 basis-point decline in the average yield earned, offset in part by a $3,608 or 9% increase in the average balance. The decline in the average yield is largely the result of lower interest related to our U.K. unrated single family subprime residual securities. For the nine months ended September 30, 2003, interest income on trading securities increased $347 or 3% as compared to the same period of 2002. Interest income on subordinates and residuals increased $2,607 while interest income on CMOs and U.S. Treasury securities decreased by $2,260. The increase in interest income on subordinates and residuals is the result of a 1,571 basis-point increase in the average yield earned, offset in part by a $9,216 or 19% decline in the average balance. The increase in the average yield on subordinate and residual securities year to date 2003 is largely the result of sales of low-yielding unrated subprime residuals during 2002 and an increase in interest on unrated single family subprime residuals. The decline in our average investment in subordinates and residuals during 2003 is primarily the result of sales, principal repayments and amortization, offset in part by the transfer in the second quarter of securities previously reported as match funded. The decrease in interest income on CMOs and U.S. Treasury securities year to date 2003 is due to a 381 basis-point decline in the average yield earned and a $95,378 or 90% decrease in the average balance. The declines in our average investment in CMOs and U.S. Treasury securities during 2003 is primarily the result of principal maturities, principal repayments and amortization of premium related to CMOs. This trend reflects the fact that we no longer need to hold these securities to meet the Qualified Thrift Lender requirements. Our investment in CMOs declined to $0 in July 2003. See "Changes in Financial Condition - Trading Securities". The decline in the average yield on CMOs and U.S. Treasury securities is primarily the result of declining interest rates and increased prepayments of the underlying mortgages that back the CMO bonds. When prepayments occur faster than anticipated, the amortization of premiums paid when the CMO bonds were purchased is accelerated resulting in a lower or negative yield.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)


                                                          Average Balance                 Increase
                                                    -----------------------------        (Decrease)
For the three months ended September 30,                2003             2002                $
-----------------------------------------------     ------------     ------------       ------------
Interest-bearing deposits .....................     $    405,876     $    450,278       $    (44,402)
Securities sold under agreements to
 repurchase ...................................               --            6,589             (6,589)
Bonds-match funded agreements .................          129,572          144,754            (15,182)
Lines of credit and other secured borrowings ..          148,573           88,308             60,265
Notes and debentures ..........................          132,422          151,754            (19,332)
                                                    ------------     ------------       ------------
                                                    $    816,443     $    841,683       $    (25,240)
                                                    ============     ============       ============

                                                             Annualized
                                                             Average Rate                 Increase
                                                    -----------------------------        (Decrease)
For the three months ended September 30,                2003             2002           Basis Points
-----------------------------------------------     ------------     ------------       ------------
Interest-bearing deposits .....................             3.95%            5.32%              (137)
Securities sold under agreements to
 repurchase ...................................               --%            1.94%              (194)
Bonds-match funded agreements .................             3.32%            3.99%               (67)
Lines of credit and other secured borrowings ..             5.19%            4.19%               100
Notes and debentures ..........................            11.51%           11.95%               (44)

                                                            5.30%            6.14%               (84)


                                                          Average Balance                 Increase
                                                    -----------------------------        (Decrease)
For the nine months ended September 30,                 2003             2002                $
-----------------------------------------------     ------------     ------------       ------------
Interest-bearing deposits .....................     $    416,005     $    509,505       $    (93,500)
Securities sold under agreements to
 repurchase ...................................              333           16,476            (16,143)
Bonds-match funded agreements .................          136,470          148,781            (12,311)
Lines of credit and other secured borrowings ..          121,495           95,185             26,310
Notes and debentures ..........................           95,422          152,236            (56,814)
                                                    ------------     ------------       ------------
                                                    $    769,725     $    922,183       $   (152,458)
                                                    ============     ============       ============

                                                             Annualized
                                                             Average Rate                 Increase
                                                    -----------------------------        (Decrease)
For the nine months ended September 30,                 2003             2002           Basis Points
-----------------------------------------------     ------------     ------------       ------------
Interest-bearing deposits .....................             4.30%            5.68%              (138)
Securities sold under agreements to
 repurchase ...................................             1.20%            1.86%               (66)
Bonds-match funded agreements .................             3.56%            4.63%              (107)
Lines of credit and other secured borrowings ..             4.50%            4.56%                (6)
Notes and debentures ..........................            11.74%           12.00%               (26)

                                                            5.12%            6.37%              (125)

        Interest expense we incurred on our interest-bearing deposits decreased $1,982 or 33% during the three months ended September 30, 2003 as compared to the same period of the prior year due to a $44,402 or 10% decrease in the average balance and a 137 basis-point decline in the average rate. Year to date 2003, interest expense on deposits declined $8,281 or 38% as compared to the same period of 2002 as a result of a $93,500 or 18% decline in the average balance and a 138 basis point decline in the average rate. The decline in the average balance of deposits during 2003 resulted primarily from maturing brokered certificates of deposit. We have not issued any new brokered certificates of deposit since 2000 and, at this time, do not intend to issue any such deposits in the foreseeable future. We do however plan to retain non-brokered deposits as a source of financing. The declines in the average rates in 2003 reflects the replacement of maturing brokered certificates of deposit with non-brokered certificates of deposit which have a lower rate of interest. See "Changes in Financial Condition - Deposits."

        Interest expense on notes and debentures declined by $721 or 16% during the third quarter of 2003 as compared to the third quarter of 2002. This decline was primarily due to a $19,332 or 13% decline in the average outstanding balance. For the nine months ended September 30, 2003, interest expense on notes and debentures declined $5,298 or 39% as compared to the same period of 2002 primarily due to a $56,814 or 37% decline in the average balances outstanding. The declines in average balance outstanding resulted primarily from our November 2002 call redemption of $40,000 of our 11.875% notes and $33,500 of our 12% subordinated debentures. We redeemed the remaining $33,065 outstanding balance of our 12% subordinated debentures on September 30, 2003. This decline was offset in part by the transfer of our 10.875% Capital Securities to notes and debentures effective with the adoption of SFAS No. 150 on July 1, 2003. Distributions on Capital Securities amounted to $1,529 for the third quarter of 2003 and are included in interest expense on notes and debentures. See "Changes in Financial Condition - Notes and Debentures."

        Interest expense we incurred on bonds-match funded agreements declined $369 or 26% during the three months ended September 30, 2003 as compared to the same period of the prior year as a result of a 67 basis-point decline in the average rate and a $15,182 or 10% decrease in the average balance outstanding. For the nine months ended September 30, 2003 interest expense on match funded agreements declined $1,521 or 29% due to a 107 basis point decline in the average rate and a $12,311 or 8% decline in the average outstanding balance. The decline in the average rates during the 2003 is largely due to declines in LIBOR. The decrease in the average balances during 2003 is due to principal repayments, as well as the redemption of bonds-match funded agreements secured by residual securities during the second quarter. See "Changes in Financial Condition - Bonds - Match Funded Agreements."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        Provisions for Loan Losses. At September 30, 2003, our total net loan balance was $28,196 or 2.2% of total assets. Of the balance remaining at September 30, 2003, $21,005 represents four loans held in our Commercial Finance segment and $6,419 represents three multi-family loans held in our Affordable Housing segment. Because of the small number of remaining loans, we are able to perform a specific risk assessment on each Commercial Finance and Affordable Housing loan. Our risk assessment of Commercial Finance loans includes a review of the underlying loan collateral, general and local economic conditions, property type risk, borrower's capacity and willingness to pay, and projections of prospective cash flows based on property-specific events. For loans held in our Affordable Housing business, we project the amounts to be realized from the disposition of the property to determine the appropriate allowance for loan losses. We also analyze the historical trends in the gains or losses on disposition and resolution of loans as compared to the allowance for loan losses at the time of disposition and resolution. The results of this analysis are also taken into consideration in evaluating the allowance for loan losses on the remaining loans. The allowance for loan losses is management's best estimate of probable inherent loan losses incurred as of September 30, 2003. Provisions we record for losses on our loans are charged to operations to maintain an allowance for losses on our loans at a level we consider adequate based upon an evaluation of known and inherent risks in such portfolios, as described above.

        The following table presents the provisions for loan losses by business segment for the periods indicated:

                                                  Three Months                Nine Months
                                           ----------------------------------------------------
For the periods ended September 30,           2003          2002          2003           2002
---------------------------------------    ----------    ----------    ----------    ----------
Loans:
   Unsecured Collections ..............    $       --    $      (28)   $       --    $     (279)
   Residential Discount Loans .........            --            54            --        (2,296)
   Commercial Finance .................           393          (879)       (3,065)        9,147
   Affordable Housing .................             1             8           149         3,946
   Corporate Items and Other ..........            65            --           286            --
                                           ----------    ----------    ----------    ----------
                                                  459          (845)       (2,630)       10,518
Match funded loans:
   Residential Discount Loans .........            --           (56)           --            (8)
   Corporate Items and Other ..........           (44)           --           (40)           --
                                           ----------    ----------    ----------    ----------
                                           $      415    $     (901)   $   (2,670)   $   10,510
                                           ==========    ==========    ==========    ==========

        The provision we recorded on loans during the three months ended September 30, 2003 results primarily from a $450 increase in reserves on a hotel loan in our Commercial Finance segment. The negative loan loss provision for 2003 year to date resulted primarily from the recovery of reserves on sales of commercial loans, which were non-performing, during the second quarter. Our allowance for loan losses as a percentage of non-performing loans has increased from 27.5% at December 31, 2002 to 38.8% at September 30, 2003. For additional information regarding non-performing loans, see "Changes in Financial Condition
- Loans, Net." As indicated in the table below, our allowance as a percentage of loans increased from 14.6% at September 30, 2002 to 21.3% at December 31, 2002 and to 23.2% at September 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        The following table sets forth the allowance for loan losses as a percentage of the respective loan balances by business segment at the dates indicated:

                                                                                Allowance
                                                                    Loan        as a % of
                                                     Allowance     Balance        Loans
                                                     ----------   ----------    ----------
September 30, 2003
Loans:
  Commercial Finance .............................   $    3,822   $   24,827          15.4%
  Affordable Housing .............................        4,578       10,997          41.6%
  Corporate Items and Other ......................          107          879          12.2%
                                                     ----------   ----------
                                                          8,507       36,703          23.2%
Match funded loans:
  Corporate Items and Other ......................          104       27,173           0.4%
                                                     ----------   ----------
                                                     $    8,611   $   63,876          13.5%
                                                     ==========   ==========
December 31, 2002
Loans:
  Residential Discount Loans .....................   $      154   $    1,584           9.7%
  Commercial Finance .............................       16,179       85,377          19.0%
  Affordable Housing .............................        4,428       10,657          41.6%
                                                     ----------   ----------
                                                         20,761       97,618          21.3%
Match funded loans:
  Residential Discount Loans .....................          144       38,129           0.4%
                                                     ----------   ----------
                                                     $   20,905   $  135,747          15.4%
                                                     ==========   ==========
September 30, 2002
Loans:
  Residential Discount Loans .....................   $      157   $    1,467          10.7%
  Commercial Finance .............................       12,500      101,410          12.3%
  Affordable Housing .............................        4,982       17,595          28.3%
                                                     ----------   ----------
                                                         17,639      120,472          14.6%
Match funded loans:
  Residential Discount Loans .....................          162       41,174           0.4%
                                                     ----------   ----------
                                                     $   17,801   $  161,646          11.0%
                                                     ==========   ==========

        For additional information regarding our allowance for loan losses on the above portfolios, see "Changes in Financial Condition - Allowance for Loan Losses." For information relating to our valuation allowance on real estate owned, see "Changes in Financial Condition - Real Estate Owned."

        Non-Interest Income. The following table sets forth the principal components of our non-interest income during the periods indicated:

                                                                    Three Months                Nine Months
                                                              ------------------------    ------------------------
For the periods ended September 30,                              2003          2002          2003          2002
-----------------------------------------------------------   ----------    ----------    ----------    ----------
Servicing and other fees ..................................   $   40,339    $   34,024    $  115,117    $  105,598
Gain (loss) on interest earning assets, net ...............           --            --            27        (2,773)
Gain (loss) on trading and match funded securities, net ...          159           944         2,924         3,897
Gain (loss) on real estate owned, net .....................          147          (337)          124       (16,307)
Gain (loss) on other non-interest earning assets, net .....          150           508           624          (333)
Net operating gains (losses) on investments in real estate           702           495        (3,000)       (8,844)
Gain (loss) on repurchase of debt .........................         (441)          (35)         (445)        1,039
Other income ..............................................        6,008         2,411        14,046         9,815
                                                              ----------    ----------    ----------    ----------
                                                              $   47,064    $   38,010    $  129,417    $   92,092
                                                              ==========    ==========    ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        Servicing and Other Fees. Our servicing and other fees are primarily comprised of fees we earned from investors for servicing residential mortgage loans on their behalf. The following table sets forth the principal components of our servicing and other fees by segment for the periods indicated:

For the three months ended September 30,                        2003                                      2002
---------------------------------------------  ---------------------------------------   --------------------------------------
                                               Residential                               Residential
                                                  Loan          Other                       Loan          Other
                                                Servicing      Segments       Total       Servicing      Segments      Total
                                               -----------    ----------    ----------   -----------    ----------   ----------
Loan servicing and related fees:
  Loan servicing fees (1) ...................  $    44,059    $    2,666    $   46,725   $    35,394    $    1,813   $   37,207
  Late charges ..............................        9,188          (196)        8,992         6,896           370        7,266
  Interest on custodial accounts (float) (2)         3,255             1         3,256         2,109            --        2,109
  Special servicing fees ....................          434            --           434           806            --          806
  Compensating interest expense (3) .........       (8,658)           --        (8,658)       (5,552)           --       (5,552)
  Amortization of servicing rights (4) ......      (25,272)           --       (25,272)      (15,283)           --      (15,283)
  Other, net ................................         (174)        3,085         2,911           355           326          681
                                               -----------    ----------    ----------   -----------    ----------   ----------
                                                    22,832         5,556        28,388        24,725         2,509       27,234
Other fees:
  Property valuation fees (ORA) .............           --         4,688         4,688            --         3,242        3,242
  Default servicing fees ....................        1,014           205         1,219         1,052            --        1,052
  Retail banking fees .......................        1,982             2         1,984         1,084             6        1,090
  Other .....................................        3,385           675         4,060         1,373            33        1,406
                                               -----------    ----------    ----------   -----------    ----------   ----------
                                               $    29,213    $   11,126    $   40,339   $    28,234    $    5,790   $   34,024
                                               ===========    ==========    ==========   ===========    ==========   ==========

For the Nine months ended September 30,                        2003                                      2002
---------------------------------------------  --------------------------------------    --------------------------------------
                                               Residential                               Residential
                                                  Loan          Other                       Loan          Other
                                                Servicing      Segments       Total       Servicing      Segments      Total
                                               -----------    ----------   ----------    -----------   ----------    ----------
Loan servicing and related fees:
  Loan servicing fees (1) ...................   $  122,021    $    7,134   $  129,155    $   100,443   $    5,026    $  105,469
  Late charges ..............................       27,234           658       27,892         20,476          824        21,300
  Interest on custodial accounts (float) (2)         7,529             1        7,530          5,845           --         5,845
  Special servicing fees ....................        1,613            --        1,613          3,079           --         3,079
  Compensating interest expense (3) .........      (22,278)           --      (22,278)       (14,331)          --       (14,331)
  Amortization of servicing rights (4) ......      (68,290)           --      (68,290)       (39,367)        (109)      (39,476)
  Other, net ................................        3,100         4,991        8,091          1,335          877         2,212
                                                ----------    ----------   ----------    -----------   ----------    ----------
                                                    70,929        12,784       83,713         77,480        6,618        84,098
Other fees:
  Property valuation fees (ORA) .............           --        13,414       13,414             --       10,984        10,984
  Default servicing fees ....................        3,007           387        3,394          3,464           --         3,464
  Retail banking fees .......................        5,531            15        5,546          3,157           26         3,183
  Other .....................................        8,256           794        9,050          3,599          270         3,869
                                                ----------    ----------   ----------    -----------   ----------    ----------
                                                $   87,723    $   27,394   $  115,117    $    87,700   $   17,898    $  105,598
                                                ==========    ==========   ==========    ===========   ==========    ==========

(1) The increase in loan servicing fees during 2003 as compared to 2002 is largely due to the growth in residential loans we serviced for others. The average unpaid principal balance of all loans we serviced during the three months ended September 30, 2003 and 2002 amounted to $36,699,157 and $29,503,115, respectively. The average unpaid principal during the nine months ended September 30, 2003 and 2002 was $33,458,387 and $26,761,093, respectively.

(2) Interest we earned on custodial accounts during the holding period between collection of borrower payments and remittance to investors. These custodial accounts are held by an unaffiliated bank and are excluded from our statement of financial condition. The average balances held in these custodial accounts were approximately $1,142,000 and $507,000 for the third quarters of 2003 and 2002, respectively, and $890,000 and $464,000 for the nine months ended September 30, 2003 and 2002, respectively.

(3) A servicer of securitized loans is typically obligated to pay the securitization trust the difference between a full month of interest and the interest collected on loans that are repaid before the end of a calendar month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

(4) The increase in amortization expense during 2003 as compared to 2002 reflects an increase in our purchases of rights to service loans for others and an increase in our rate of amortization to reflect increased projected prepayment volumes. See "Changes in Financial Condition - Mortgage Servicing Rights".

        The following table sets forth loans we serviced at the dates indicated:

                                                Subprime Loans (1)               Other Loans                     Total
                                           ---------------------------   ---------------------------   ---------------------------
                                                            No. of                        No. of                         No. of
                                              Amount         Loans          Amount         Loans          Amount          Loans
                                           ------------   ------------   ------------   ------------   ------------   ------------
September 30, 2003
Performing: (2)
  Residential servicing ..............     $ 32,920,283        302,370   $    846,422         14,091   $ 33,766,705        316,461
  Commercial servicing ...............               --             --        529,463            496        529,463            496
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           $ 32,920,283        302,370   $  1,375,885         14,587   $ 34,296,168        316,957
                                           ============   ============   ============   ============   ============   ============
Non-performing: (2)
  Residential servicing ..............     $  3,091,154         35,115   $    214,057          3,605   $  3,305,211         38,720
  Commercial servicing ...............               --             --        362,583            281        362,583            281
                                           ============   ------------   ------------   ------------   ------------   ------------
                                           $  3,091,154         35,115   $    576,640          3,886   $  3,667,794         39,001
                                           ============   ============   ============   ============   ============   ============
Total loans serviced for others:
  Residential servicing ..............     $ 36,011,437        337,485   $  1,060,479         17,696   $ 37,071,916        355,181
  Commercial servicing ...............               --             --        892,046            777        892,046            777
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           $ 36,011,437        337,485   $  1,952,525         18,473   $ 37,963,962        355,958
                                           ============   ============   ============   ============   ============   ============

December 31, 2002
Performing: (2)
  Residential servicing ..............     $ 26,817,731        282,926   $  1,089,109         17,204   $ 27,906,840        300,130
  Commercial servicing ...............               --             --        752,722            407        752,722            407
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           $ 26,817,731        282,926   $  1,841,831         17,611   $ 28,659,562        300,537
                                           ============   ============   ============   ============   ============   ============
Non-performing: (2)
  Residential servicing ..............     $  2,565,823         31,626   $    261,014          4,277   $  2,826,837         35,903
  Commercial servicing ...............               --             --        582,964            238        582,964            238
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           $  2,565,823         31,626   $    843,978          4,515   $  3,409,801         36,141
                                           ============   ============   ============   ============   ============   ============
Total loans serviced for others:
  Residential servicing ..............     $ 29,383,554        314,552   $  1,350,123         21,481   $ 30,733,677        336,033
  Commercial servicing ...............               --             --      1,335,686            645      1,335,686            645
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           $ 29,383,554        314,552   $  2,685,809         22,126   $ 32,069,363        336,678
                                           ============   ============   ============   ============   ============   ============

(1) Subprime loans represent loans we service which were made by others to borrowers who did not qualify under guidelines of the Fannie Mae and Freddie Mac ("nonconforming loans").

(2) Non-performing loans serviced for others have been delinquent for 90 days of more. Performing loans serviced for others are current or have been delinquent for less than 90 days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

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

                                        Three Months           Nine Months
                                     -------------------   --------------------
For the periods ended September 30,    2003       2002       2003       2002
-----------------------------------  --------   --------   --------    --------
Unrealized gain (loss):
  Trading securities ..............  $    159   $    855   $  3,172    $   (336)
  Match funded securities .........        --         77       (248)        350
                                     --------   --------   --------    --------
                                          159        932      2,924          14
Realized gain (loss):
  Trading securities ..............        --         12         --       3,883
                                     --------   --------   --------    --------
                                     $    159   $    944   $  2,924    $  3,897
                                     ========   ========   ========    ========

        Gain (Loss) on Real Estate Owned, Net. The following table sets forth the results of our real estate owned (which does not include investments in real estate that are discussed below), during the periods indicated:

                                         Three Months            Nine Months
                                     --------------------    --------------------
For the periods ended September 30,    2003        2002        2003        2002
------------------------------------ --------    --------    --------    --------
Gains on sales ..................... $    266    $    272    $    358    $  2,835
Provision for losses in fair value .     (685)       (783)     (1,169)    (19,859)
Operating income (expense), net (1).      566         174         935         717
                                     --------    --------    --------    --------
                                     $    147    $   (337)   $    124    $(16,307)
                                     ========    ========    ========    ========

(1) Includes rental income and expenses associated with holding and maintaining properties.

        The results of our real estate owned for the periods presented above reflect a decline in the number of properties owned. The provision for losses in fair value in 2002 reflects an increase in reserves on commercial properties held for more then one year. See "Changes in Financial Condition - Real Estate Owned" for additional information regarding real estate owned and related reserves for losses in fair value.

        Net Operating Gains (Losses) on Investments in Real Estate. The following table sets forth the results of our investment in real estate operations during the periods indicated:

                                                 Three Months             Nine Months
                                             ---------------------    ----------------------
For the periods ended September 30,            2003        2002         2003          2002
-------------------------------------------  ---------   ---------    ---------    ---------
Operating income (expense), net (1) .......  $     677   $     534    $   2,155    $   2,603
Equity in earnings of loans accounted
    for as investments in real estate (2)..         25         (39)         371        3,870
Impairment charges (3) ....................         --          --       (5,526)     (15,317)
                                             ---------   ---------    ---------    ---------
                                             $     702   $     495    $  (3,000)   $  (8,844)
                                             =========   =========    =========    =========

(1) Includes rental income, depreciation expense and operating expenses associated with holding and maintaining our properties held for investment.

(2) The decrease in year to date equity in earnings for 2003 related to certain loans accounted for as investments in real estate is primarily the result of significant resolution gains earned in connection with the repayment of loans during the first quarter of 2002. Only one such loan remains as of September 30, 2003.

(3) Impairment charges during 2003 and 2002 included write-downs totaling $5,526 and $14,549, respectively, of the carrying value of our remaining properties held for investment to our estimate of their realizable values. See "Changes in Financial Condition - Investments in Real Estate".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        Other Income. The following table sets forth the principal components of other income for the periods indicated:

                                              Three Months          Nine Months
                                          -------------------   -------------------
For the periods ended September 30,         2003       2002       2003       2002
----------------------------------------  --------   --------   --------   --------
Software revenue (1) ...................  $  2,886   $    672   $  7,916   $  1,674
Collections of credit card receivables..       691        973      2,237      3,463
Brokerage commissions (2) ..............       695        480      1,636      1,732
Consulting fees(3) .....................        28         --        170      1,398
Other ..................................     1,708        286      2,087      1,548
                                          --------   --------   --------   --------
                                          $  6,008   $  2,411   $ 14,046   $  9,815
                                          ========   ========   ========   ========

(1) Software revenues earned by OTX from unaffiliated customers. These amounts exclude revenues earned from other consolidated affiliates, which have been eliminated in consolidation. See Note 7 to the Interim Consolidated Financial Statements.

(2)     Commissions earned from sales of REO properties.

(3) For 2002, these fees consisted principally of consulting fees earned during the first quarter as advisor to Jamaica's Financial Sector Adjustment Company in the resolution or liquidation of non-performing loans and real estate assets.

        Non-Interest Expense. The following table sets forth the principal components of our non-interest expense during the periods indicated:

                                                         Three Months             Nine Months
                                                     ---------------------   ---------------------
For the periods ended September 30,                    2003        2002         2003       2002
--------------------------------------------------   ---------   ---------   ---------   ---------
Compensation and employee benefits ...............   $  17,667   $  19,594   $  52,505   $  60,375
Occupancy and equipment ..........................       3,254       2,914       8,769       8,959
Technology and communication costs ...............       5,583       6,899      14,577      17,960
Loan expenses ....................................       3,835       2,437      10,835       9,808
Net operating losses on investments in affordable
 housing properties ..............................         226         225       1,109      22,135
Professional services and regulatory fees ........       2,511       2,573      21,855      10,341
Other operating expenses .........................       2,172       2,434       7,023       7,040
                                                     ---------   ---------   ---------   ---------
                                                     $  35,248   $  37,076   $ 116,673   $ 136,618
                                                     =========   =========   =========   =========

        Compensation and Employee Benefits. The following table presents the principal components of compensation and benefits we incurred for the periods indicated:

                                                         Three Months             Nine Months
                                                     ---------------------   ---------------------
For the periods ended September 30,                    2003        2002        2003        2002
--------------------------------------------------   ---------   ---------   ---------   ---------
Salaries (1) .....................................   $  12,487   $  13,227   $  36,116   $  41,074
Bonuses (2) ......................................       2,364       2,171       7,607       6,753
Payroll taxes ....................................         837         946       2,861       3,554
Commissions ......................................         597         780       1,398       2,802
Insurance ........................................         554         668       1,628       2,055
Severance ........................................          89       1,051         906       1,652
Other ............................................         739         751       1,989       2,485
                                                     ---------   ---------   ---------   ---------
                                                     $  17,667   $  19,594   $  52,505   $  60,375
                                                     =========   =========   =========   =========

(1)     Salaries include fees paid for the services of temporary employees.

(2) Bonus expense includes compensation related to employee incentive awards of restricted stock and stock options.

        Salary expense has declined during 2003 as compared to 2002 in spite of an increase in the average number of total employees. This is due in large part to our ongoing globalization initiative to reduce labor costs through the migration of certain functions (primarily in support of Residential Loan Servicing and OTX) to our offices in Bangalore and Mumbai, India. This initiative has resulted in a significant increase in the concentration of our workforce in India. During the third quarter of 2003, we had an average of 2,120 total employees, including an average of 1,225 in our India offices. For the third quarter of 2002, our total number of employees averaged 1,813 and included an average of 621 employees in our India locations. Year to date 2003, we had average total employment of 1,983, including 1,054 in India, as compared to 1,757 in total and 452 in India year to date 2002. We may experience additional growth in our India staff during the remainder of 2003, dependent upon the growth of our new business initiatives, primarily Global Outsourcing. The decline in salaries, in spite of the increase in the number of employees, is also the result of a change in the mix of our workforce in the United States to a greater concentration of clerical level employees. This change in mix has occurred as we have exited capital-intensive businesses in favor of fee-based businesses, primarily Residential Loan Servicing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        Occupancy and Equipment. Occupancy and equipment costs consist principally of rents, depreciation, building maintenance, mail and delivery expenses and other costs of our office operations.

        Technology and Communication Costs. Technology and communication costs consist primarily of depreciation on our computer hardware and software, telephone expenses and amortization of capitalized software development costs. The decline in technology and communication costs during the three and nine months ended September 30, 2003 as compared to the same periods of 2002 is primarily due to declines in other miscellaneous technology costs of our Residential Loan Servicing and OTX business segments.

        Loan Expenses. Loan expenses are largely comprised of appraisal fees incurred in connection with property valuation services we provided through ORA. See "Segment Profitability - Ocwen Realty Advisors" for additional discussion of these costs. Loan expenses also include other miscellaneous expenses incurred in connection with loans we own and those we service for others.

        Net Operating Losses on Investments in Affordable Housing Properties. Net operating losses on our investments in affordable housing properties have declined significantly year to date 2003 as compared to 2002. This decline is primarily the result of lower charges that we recorded for expected losses from the sale of properties. These charges reflect revisions to completion cost estimates and modifications to projected sales results and amounted to $21,294 during the nine months ended September 30, 2002. For 2003, $432 of such charges were recorded during the first quarter. See "Changes in Financial Condition - Affordable Housing Properties".

        Professional Services and Regulatory Fees. Professional services and regulatory fees are primarily comprised of legal fees and settlements; non-technology related consulting fees, audit fees and insurance. Professional services and regulatory fees increased by $11,514 year to date 2003 as compared to 2002. This increase was primarily due to a $12,564 increase in legal fees and settlements, most significantly a $10,000 reserve established in the first quarter of 2003 in connection with the arbitration award to the former owners of Admiral Home Loan. See Note 8 to the Interim Consolidated Financial Statements for additional information regarding this award. The year to date increase in legal fees and settlements in 2003 was offset in part by a $924 decline in consulting fees.

        Other Operating Expenses. Other operating expenses primarily include travel costs; check processing and other deposit related costs, amortization of deferred costs and provisions for uncollectible receivables.

        Distributions on Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. Cash distributions on the Capital Securities are payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 10.875%. We recorded $1,529 of such distributions to holders of the Capital Securities during both the three months ended September 30, 2003 and 2002. Effective July 1, 2003 with our adoption of SFAS No. 150, these distributions are reported in the consolidated statement of operations as interest expense. For the nine-month periods, these distributions amounted to $3,058 and $4,758 during 2003 and 2002, respectively. See Notes 2 and 3 to the Interim Consolidated Financial Statements and "Changes in Financial Condition - Company-Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company."

        Income Tax Expense (Benefit). The following table provides details of our income tax expense (benefit) for the periods indicated:

                                                                       Three Months                  Nine Months
                                                                  ------------------------    ------------------------
For the periods ended September 30,                                  2003          2002          2003          2002
---------------------------------------------------------------   ----------    ----------    ----------    ----------
Income tax expense (benefit) on income (loss) before
 taxes and effect of change in accounting principle ...........   $    1,035    $   (2,276)   $     (957)   $  (28,156)
Provision for valuation allowance on current year's
 deferred tax asset ...........................................       (1,029)        2,276         1,575        29,322
                                                                  ----------    ----------    ----------    ----------

Income tax expense ............................................            6            --           618         1,166
Income tax benefit on effect of change in accounting principle.           --            --            --        (1,166)
                                                                  ----------    ----------    ----------    ----------
Total income tax expense ......................................   $        6    $       --    $      618    $       --
                                                                  ==========    ==========    ==========    ==========

        Total income tax expense of $618 for the nine months ended September 30, 2003 primarily represents tax payments related to our investment in non-economic tax residual securities that have no book value. Excluding the effect of these tax payments, our effective tax rate was 0% for the nine months ended September 30, 2003 and 2002. Income tax expense includes the effects of tax credits of $598 and $599 during the three months ended September 30, 2003 and 2002, respectively, and $1,795 and $2,087, respectively during the nine months ended September 30, 2003 and 2002, resulting from our investment in affordable housing properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        Year to date 2002, our effective tax rate was 0% as income tax expense of $1,166 offset the benefit of $1,166 related to the effect of the change in accounting principle recorded during the second quarter.

        The provision for deferred tax asset valuation allowance is a non-cash charge increasing the aggregate valuation allowance based on our estimate under the applicable accounting rules of the amount of the deferred tax asset that we are more likely than not to realize.

Changes in Financial Condition

        Trading Securities. The following table sets forth the fair value of our trading securities at the dates indicated:

                                                                     September 30,   December 31,
                                                                         2003            2002
                                                                     -------------   ------------
Collateralized mortgage obligations and U.S. Treasury securities:
   Collateralized mortgage obligations (AAA-rated) (1) ...........   $          --   $     20,540
   U.S. Treasury securities ......................................           6,696          1,016
                                                                     -------------   ------------
                                                                     $       6,696   $     21,556
                                                                     =============   ============
Subordinates and residuals:
   Single family residential
      BB-rated subordinates ......................................   $         582   $        599
      B-rated subordinates .......................................             583            606
      Unrated subordinates .......................................             238            344
      Unrated subprime residuals (2) .............................          37,813         33,213
                                                                     -------------   ------------
                                                                            39,216         34,762
   Commercial unrated subordinates ...............................           2,577          2,577
                                                                     -------------   ------------
                                                                     $      41,793   $     37,339
                                                                     =============   ============

(1) During the nine months ended September 30, 2003, our investment in CMO trading securities declined to $0 as a result of maturities and principal repayments.

(2) During the nine months ended September 30, 2003, unrated subprime residual trading securities increased by $4,454. This increase was primarily due to due to the transfer of securities formerly classified as "Match Funded Assets" to "Trading Securities" during the second quarter as a result of the repurchase and retirement of the associated match funded debt. These securities had a fair value of $5,606 at September 30, 2003. See "Changes in Financial Condition - Match Funded Assets".

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

        Subordinate and residual interests are affected by the rate and timing of payments of principal (including prepayments, repurchase, defaults and liquidations) on the mortgage loans underlying a series of mortgage-related securities. The rate of principal payments may vary significantly over time depending on a variety of factors, such as the level of prevailing mortgage loan interest rates and economic, demographic, tax, legal and other factors. Prepayments on the mortgage loans underlying a series of mortgage-related securities are generally allocated to the more senior classes of mortgage-related securities. Although in the absence of defaults or interest shortfalls all subordinates receive interest, amounts otherwise allocable to residuals generally are used to make payments on more senior classes or to fund a reserve account for the protection of senior classes until over collateralization or the balance in the reserve account reaches a specified level. For residual interests in residential mortgage-backed securities, over collateralization is the amount by which the collateral balance exceeds the sum of the bond principal amounts. Over collateralization is achieved by applying monthly a portion of the interest payments of the underlying mortgages toward the reduction of the senior class certificate principal amounts, causing them to amortize more rapidly than the aggregate loan balance. Over collateralization represents the first tier of loss protection afforded to the non-residual holders. To the extent not consumed by losses on more highly rated bonds, over collateralization is remitted to the residual holders. In periods of declining interest rates, rates of prepayments on mortgage loans generally increase, and if the rate of prepayments is faster than anticipated, then the yield on subordinates will be positively affected and the yield on residuals will be negatively affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

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

        The following table presents information regarding our subordinate and residual trading securities summarized by classification and rating at September 30, 2003:

                                                                  Anticipated     Anticipated                     Anticipated
                                                                    Yield to        Yield to                        Weighted
                                                    Percent        Maturity at    Maturity at                       Average
                                                     Owned          Purchase        09/30/03                        Remaining
    Rating/Description (1)          Fair Value      by Ocwen         (2)(3)          (2)(4)         Coupon        Life (2)(5)
------------------------------     ------------   ------------    ------------    ------------    ------------    ------------
Residential:
   BB-rated subordinates ........  $        582         100.00%          16.80%           9.04%           6.07%           3.28
   B-rated subordinates .........           583         100.00           17.40           24.89            6.21            1.79
   Unrated subordinates .........           238         100.00           14.60           29.11            6.93            0.05
   Unrated subprime residuals....        37,813         100.00           17.16            6.25             N/A            5.33
                                   ------------
                                         39,216
Commercial:
   Unrated subordinates .........         2,577         100.00           22.15           12.10            7.37            1.35
                                   ------------
                                   $     41,793
                                   ============

(1) Refers to the credit rating designated by the rating agency for each securitization transaction. Classes designated "A" have a superior claim on payment to those rated "B". Additionally, multiple letters have a superior claim to designations with fewer letters. Thus, for example, "BBB" is superior to "BB", which in turn is superior to "B". The lower class designations in any securitization will receive interest payments after senior classes and will experience losses before any senior class. The lowest potential class designation is "unrated" which, if included in a securitization, will always receive interest last and experience losses first.

(2) Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. Because they do not have a stated maturity, we disclose the weighted average life of these securities.

(3) Represents the effective yield from inception to maturity based on the purchase price and anticipated future cash flows under pricing assumptions.

(4) Represents the effective yield based on the purchase price, actual cash flows received from inception until the respective date, and the then current estimate of future cash flows under the assumptions at the respective date. Changes in the September 30, 2003 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and loss assumptions.

(5) Represents the weighted average life in years based on the September 30, 2003 book value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        The following table sets forth the principal amount of mortgage loans by the geographic location of the property securing the mortgages that underlie our subordinate and residual trading securities at September 30, 2003:

                                                                                          New
Description                       U.K.       California     New York      Florida        Jersey       Other (1)      Total
--------------------------     ----------    ----------    ----------    ----------    ----------    ----------    ----------
Single family residential ...  $   68,068    $   39,099    $   29,388    $   26,674    $   27,343    $  231,645    $  422,217
Commercial ..................          --        12,765            --            --            --        40,656        53,421
Multi-family residential ....          --           594           319           244           683         2,114         3,954
                               ----------    ----------    ----------    ----------    ----------    ----------    ----------
Total .......................  $   68,068    $   52,458    $   29,707    $   26,918    $   28,026    $  274,415    $  479,592
                               ==========    ==========    ==========    ==========    ==========    ==========    ==========

Percentage of total .........       14.19%        10.94%         6.19%         5.61%         5.85%        57.22%       100.00%
                               ==========    ==========    ==========    ==========    ==========    ==========    ==========

(1) Consists of properties located in 46 other states, none of which aggregated over $28,411 in any one state.

        Investments in Real Estate. Our investments in real estate totaled $55,631 or 4.3% of total assets at September 30, 2003 and consisted of the following at the dates indicated:

                                                                  September 30,     December 31,
                                                                      2003             2002
                                                                  -------------    -------------
Properties held for investment:
  Office building ..............................................  $      21,443    $      27,602
  Retail shopping center .......................................         10,577            9,090
  Building improvements ........................................         17,749           17,387
  Tenant improvements and lease commissions ....................          5,453            2,795
  Furniture and fixtures .......................................             34               30
                                                                  -------------    -------------
                                                                         55,256           56,904
  Accumulated depreciation .....................................         (6,589)          (5,316)
                                                                  -------------    -------------
                                                                         48,667           51,588

Commercial loans accounted for as investments in real estate ...          1,878            2,188

Investment in real estate partnerships .........................          5,086            4,900
                                                                  -------------    -------------
                                                                  $      55,631    $      58,676
                                                                  =============    =============

        Properties Held for Investment. Properties held for investment at September 30, 2003 and December 31, 2002 consisted of one office building located in Jacksonville, Florida and one shopping center located in Halifax, Nova Scotia. At September 30, 2003 the office building was approximately 63.6% leased and the shopping center was approximately 76% leased. The $1,648 decline in the aggregate gross carrying value of our properties held for investment during the nine months ended September 30, 2003 was primarily due to an impairment charge of $5,526 recorded during the second quarter on our office building investment, offset in part by capitalized improvements of $3,666.

        Loans Accounted for as Investments in Real Estate. We acquired certain acquisition, development and construction loans in January 2000 in which we participated in the expected residual profits of the underlying real estate, and where the borrower had not contributed substantial equity to the project. As such, we accounted for these loans under the equity method of accounting as though we had an investment in a real estate limited partnership. Our investment at September 30, 2003 and December 31, 2002 consisted of one loan.

        Investments in Real Estate Partnerships. Our investment at September 30, 2003 and December 31, 2002 consisted of interests in two limited partnerships operating as real estate ventures, consisting of multi-family type properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        Affordable Housing Properties. Historically, we invested in multi-family residential projects that have been allocated low-income housing tax credits under Section 42 of the Internal Revenue Code of 1986, as amended, by a state tax credit allocating agency. We ceased making new investments in 2000 as part of our shift in strategy to fee-based businesses and because the volume of tax credits being generated was exceeding our ability to utilize them effectively. Since that time, we have been marketing each of these properties for sale. As a result, our investment in affordable housing properties has been declining and consisted of only six investments at September 30, 2003. The carrying values of our affordable housing investments amounted to $9,578 or 0.7% of total assets at September 30, 2003 as compared to $15,319 or 1.3% of total assets at December 31, 2003.

        The $5,741 decline in the balances during the nine months ended September 30, 2003 was primarily due to sales of projects with a combined book value at December 31, 2002 of $4,764, including one project sold during the third quarter with a book value of $3,167.

        The qualified affordable housing projects underlying our investments in low-income housing tax credit interests are geographically located throughout the United States. At September 30, 2003, our largest single investment was $5,389, which relates to a project located in N. Wildwood, New Jersey.

        Low-income housing tax credit partnerships in which we invest both as a limited and, through a subsidiary, as general partner are presented on a consolidated basis and totaled $2,998 and $3,357 at September 30, 2003 and December 31, 2002, respectively. Our investment in partnerships in which we invest only as a limited partner amounted to $6,580 and $11,962 at September 30, 2003 and December 31, 2002, respectively, and are accounted for using the equity method. We recorded a loss from operations after depreciation of $226 and $225 for the three months ended September 30, 2003 and 2002, respectively and $1,109 and $22,135 for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2002, the loss from operations included $21,294 of provisions for estimated losses on properties. The year to date 2002 provision included a charge of $3,944 to record a discount on a long-term receivable that arose from the sale of seven properties in the second quarter. For the nine months ended September 30, 2003, the loss from operations includes $432 of provisions recorded in the first quarter for estimated losses. There were no provisions for estimated losses for the third quarter of 2003 or 2002. See "Results of Operations - Non-Interest Expense - Net Operating Losses on Investments in Affordable Housing Properties".

        Loans, Net. Our total net investment in loans of $28,196 at September 30, 2003 represents 2.2% of total assets. Originations in 2003 and 2002 represent loans we made to facilitate sales of real estate assets we owned and fundings of pre-existing commitments on construction loans. Otherwise, we have not originated or acquired any new loans since 2000. This reflects our strategy to dispose of assets associated with non-core business lines.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        Composition of Loans, Net. The following table sets forth the composition of our loans by business segment and type of loan at the dates indicated:

                                                September 30,    December 31,
                                                     2003            2002
                                                -------------    ------------
Residential Discount Loans: (1)
  Unpaid principal balance
    Single family residential loans .........   $          --    $      2,163
  Unaccreted discount and deferred fees .....              --            (579)
  Allowance for loan losses ............ ....              --            (154)
                                                -------------    ------------
                                                           --           1,430
                                                -------------    ------------
Affordable Housing:
   Unpaid principal balance
     Multi-family residential loans .........          10,997          11,003
   Undisbursed loan funds ...................              --            (346)
   Allowance for loan losses ................          (4,578)         (4,428)
                                                -------------    ------------
                                                        6,419           6,229
                                                -------------    ------------
Commercial Finance:
   Unpaid principal balance
     Office buildings .......................              --          41,215
     Hotels .................................          10,600          11,668
     Retail properties ......................              --          27,500
     Multifamily residential loans ..........          14,964          15,215
     Other properties .......................             100           1,188
                                                -------------    ------------
                                                       25,664          96,786
   Unaccreted discount and deferred fees ....            (837)        (11,409)
   Allowance for loan losses ................          (3,822)        (16,179)
                                                -------------    ------------
                                                       21,005          69,198
                                                -------------    ------------
Corporate Items and Other:
   Unpaid principal balance
     Single family residential loans ........           1,423              --
   Unaccreted discount and deferred fees ....            (544)             --
   Allowance for loan losses ................            (107)             --
                                                -------------    ------------
                                                          772              --
                                                -------------    ------------

Loans, net ..................................    $     28,196    $     76,857
                                                =============    ============

(1) Loans and all other assets of the Residential Discount Loans segment were transferred to the Corporate Items and Other segment, effective January 1, 2003.

        Loans are secured by mortgages on property located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing our loans were located at September 30, 2003:

                    Corporate
                    Items and    Affordable   Commercial
                      Other        Housing      Finance      Total
                    ----------   ----------   ----------   ----------
New Jersey ......   $       --   $    5,645   $       --   $    5,645
Michigan ........           --           --        5,400        5,400
Texas ...........           --           --        4,772        4,772
Pennsylvania ....          182           --        3,567        3,749
Virginia ........           --           --        3,609        3,609
Other (1) .......          590          774        3,657        5,021
                    ----------   ----------   ----------   ----------
   Total ........   $      772   $    6,419   $   21,005   $   28,196
                    ==========   ==========   ==========   ==========

(1) Consists of properties located in 9 other states, none of which aggregated over $3,567 in any one state.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

Activity in Loans. The following table sets forth our loan activity during the periods indicated:

                                                            Three Months                    Nine Months
                                                    ----------------------------    ----------------------------
For the period ended September30,                       2003            2002            2003            2002
--------------------------------------------------- ------------    ------------    ------------    ------------
Balance at beginning of period .................... $     35,922    $    122,009    $     76,857    $    185,293
Originations (1)
   Affordable Housing .............................           --           1,146              --           1,146
   Commercial Finance .............................          148              --           6,148          16,569
   Corporate Items and Other ......................           --             118             420             997
                                                    ------------    ------------    ------------    ------------
                                                             148           1,264           6,568          18,712
                                                    ------------    ------------    ------------    ------------

Resolutions and repayments (2) ....................       (1,207)        (19,796)        (29,143)        (41,488)
Loans transferred to real estate owned ............           --          (2,864)           (157)        (16,079)
Sales .............................................       (7,068)             --         (49,110)        (64,002)
Decrease in undisbursed loan proceeds .............           --             246             346           2,008
(Increase) decrease in discount and deferred
fees ..............................................           --           1,083          10,582          25,614
(Increase) decrease in allowance for loan losses...          401             891          12,253          (7,225)
                                                    ------------    ------------    ------------    ------------
Balance at end of period .......................... $     28,196    $    102,833    $     28,196    $    102,833
                                                    ============    ============    ============    ============

(1) Commercial Finance originations represent loans made to facilitate sales of our own assets and fundings of construction loans we originated in prior years. Commercial originations during the nine months ended September 30, 2003 included a loan in the amount of $6,000 made during the first quarter to facilitate the sale of a hotel REO property. Commercial originations during the nine months ended September 30, 2002 included a loan of $9,153 that we made during the first quarter to facilitate the sale of three assisted living facilities. Originations in the Corporate Items and Other segment represent repurchases of single family loans previously sold.

(2) Resolutions and repayments consists of loans that were resolved in a manner that resulted in partial or full repayment of the loan to us, as well as principal payments on loans that have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans that have not been resolved.

        The following table sets forth certain information relating to our non-performing loans at the dates indicated:

                                                 September 30,    December 31,
                                                     2003              2002
                                                 -------------    -------------
Non-performing loans: (1)
   Corporate Items and Other .................   $         879    $          --
   Residential Discount Loans ................              --            1,345
   Affordable Housing ........................          10,477            9,798
   Commercial Finance ........................          10,573           64,406
                                                 -------------    -------------
                                                 $      21,929    $      75,549
                                                 =============    =============

Non-performing loans as a percentage of: (1)
   Total loans (2) ...........................            59.7%            77.4%
   Total assets ..............................             1.7%             6.2%

Allowance for loan losses as a percentage of:
   Total loans (2) ...........................            23.2%            21.3%
   Non-performing loans (1) ..................            38.8%            27.5%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        See "Changes in Financial Condition - Allowance for Loan Losses" below for additional information regarding the allowance for loan losses.

        Match Funded Assets. Match funded assets are comprised of the following at the dates indicated:

                                                      September 30,    December 31,
                                                          2003              2002
                                                      -------------    -------------
Single family residential loans (1) ...............   $      27,173    $      38,129
Allowance for loan losses .........................            (104)            (144)
                                                      -------------    -------------
 Match funded loans, net ..........................          27,069           37,985
                                                      -------------    -------------

Match funded securities ...........................              --            8,057
                                                      -------------    -------------

Match funded advances on loans serviced for others
 Principal and interest ...........................          51,963           66,524
 Taxes and insurance ..............................          29,177           30,301
 Other ............................................          25,558           24,877
                                                      -------------    -------------
                                                            106,698          121,702
                                                      -------------    -------------
                                                      $     133,767    $     167,744
                                                      =============    =============

(1) Includes $2,258 and $3,120 of non-performing loans at September 30, 2003 and December 31, 2002, respectively.

        We acquired single family residential match funded loans in connection with our acquisition of OAC. OAC had previously securitized these loans and transferred them to a real estate mortgage investment conduit on November 13, 1998. The transfer did not qualify as a sale for accounting purposes since we retained effective control of the loans transferred. Accordingly, we recorded the proceeds that we received from the transfer as a liability (bonds-match funded agreements). The $10,916 decline in the balance during 2003 year to date was largely due to repayment of loan principal.

        The match funded loans are secured by mortgages on properties located throughout the United States. The following table sets forth the five states in which the largest amount of properties securing our loans were located at September 30, 2003:

Michigan ............................................................   $  4,006
Texas ...............................................................      2,618
California ..........................................................      1,861
Illinois ............................................................      1,600
Florida .............................................................      1,588
Other (1) ...........................................................     15,500
                                                                        --------
                                                                        $ 27,173
                                                                        ========

(1) Consists of properties located in 35 other states, none of which aggregated over $1,533 in any one state.

        Match funded securities resulted from our transfer of four unrated residual securities to a trust on December 16, 1999 in exchange for non-recourse notes. The transfer did not qualify as a sale for accounting purposes since we retained effective control over the securities transferred. Accordingly, we reported the amount of proceeds we received from the transfer as a secured borrowing with pledge of collateral (bonds-match funded agreements). In June 2003, the Ocwen NIM Trust 1999 - OAC1 adopted a plan of complete liquidation, which caused the early redemption of the related bonds-match funded agreements. The match funded securities, which had a fair value of $5,926 at the time of transfer, were transferred to trading securities. See "Changes in Financial Conditions - Trading Securities" and - "Bonds - Match Funded Agreements."

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

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

        The following table sets forth the breakdown of the allowance for loan losses on our loans and match funded loans and the percentage of allowance and loans in each segment to totals in the respective portfolios at the dates indicated:

                                                September 30, 2003                              December 31, 2002
                                   --------------------------------------------    --------------------------------------------
                                        Allowance              Loan Balance             Allowance             Loan Balance
                                   --------------------    --------------------    --------------------    --------------------
                                    Amount     Percent      Amount     Percent      Amount     Percent      Amount     Percent
                                   --------    --------    --------    --------    --------    --------    --------    --------
Loans:
   Residential Discount loans ..   $     --          --%   $     --          --%   $    154           1%   $  1,584           2%
   Affordable Housing ..........      4,578          54%     10,997          30%      4,428          21%     10,657          11%
   Commercial Finance (1) ......      3,822          45%     24,827          68%     16,179          78%     85,377          87%
   Corporate Items and Other ...        107           1%        879           2%         --          --%         --          --%
                                   --------    --------    --------    --------    --------    --------    --------    --------
                                   $  8,507         100%   $ 36,703         100%   $ 20,761         100%   $ 97,618         100%
                                   ========    ========    ========    ========    ========    ========    ========    ========

Match funded loans:
   Corporate Items and Other ...   $    104         100%   $ 27,173         100%   $    144         100%   $ 38,129         100%
                                   ========    ========    ========    ========    ========    ========    ========    ========

(1) The decline in the allowance on Commercial Finance loans during 2003 is primarily the result of sales. The allowance as a percentage of loan value for this segment was 15.4% at September 30, 2003 as compared to 19.0% at December 31, 2002. See "Results of Operations-Provisions for Loan Losses" for additional information regarding our allowance as a percentage of loans.

        The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict use of the allowance to absorb losses in any other category.

        The following table sets forth an analysis of activity in the allowance for loan losses relating to our loans during the three and nine months ended September 30, 2003:

                                            Three Months                Nine Months
                                      ------------------------    ------------------------
For the periods ended September 30,      2003          2002          2003          2002
-----------------------------------   ----------    ----------    ----------    ----------
Balance at beginning of period        $    8,909    $   18,528    $   20,761    $   10,414
Provision for loan losses ..........         459          (845)       (2,630)       10,518
Charge-offs:
   Residential Discount Loans ......          --           (74)           --          (948)
   Commercial Finance ..............        (781)           (3)       (9,292)       (2,552)
   Corporate Items and Other .......         (80)           --          (332)           --
   Affordable Housing ..............          --            --            --          (233)
                                      ----------    ----------    ----------    ----------
      Total charge-offs ............        (861)          (77)       (9,624)       (3,733)
Recoveries:
   Residential Discount Loans ......          --            --            --            --
   Commercial Finance ..............          --             4            --           161
   Unsecured Collections ...........          --            29            --           279
                                      ----------    ----------    ----------    ----------
      Net charge-offs ..............        (861)          (44)       (9,624)       (3,293)
                                      ----------    ----------    ----------    ----------
Balance at end of period ...........  $    8,507    $   17,639    $    8,507    $   17,639
                                      ==========    ==========    ==========    ==========

        Real Estate Owned, Net. REO, net, has been declining since 1998 as sales have more than offset loan foreclosures. At September 30, 2003 our portfolio of REO consisted of only 26 properties, including four commercial properties, and totaled $53,380, or 4.1% of total assets. The absence of loan acquisitions since 2000 is the principal reason for the decline in foreclosures. Our REO consists almost entirely of properties we acquired by foreclosure or deed-in-lieu thereof on loans we previously acquired at a discount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        The following table sets forth the composition of our REO at the dates indicated:

                                                September 30,   December 31,
                                                    2003            2002
                                                -------------   -------------
Residential Discount Loans ..................   $          --   $       1,887
Commercial Finance ..........................          52,440          60,152
Corporate Items and Other ...................             940            --
                                                -------------   -------------
                                                $      53,380   $      62,039
                                                =============   =============

        The following table sets forth certain geographical information at September 30, 2003 related to our REO:

                          Corporate Items             Commercial
                             and Other                  Finance                   Total
                      -----------------------   -----------------------   -----------------------
                                     No. of                    No. of                    No. of
                        Amount     Properties     Amount     Properties     Amount     Properties
                      ----------   ----------   ----------   ----------   ----------   ----------
Florida ...........   $       --           --       40,948            1   $   40,948            1
Michigan ..........           --           --       10,957            2       10,957            2
California ........           --           --          535            1          535            1
New York ..........          353            2           --           --          353            2
North Carolina ....          132            1           --           --          132            1
Other (1) .........          455           19           --           --          455           19
                      ----------   ----------   ----------   ----------   ----------   ----------
                      $      940           22   $   52,440            4   $   53,380           26
                      ==========   ==========   ==========   ==========   ==========   ==========

(1) Consists of properties located in 14 other states, none of which aggregated over $88 in any one state.

        The following tables set forth the activity in REO during the periods indicated:

                                                                 Three Months                Nine Months
                                                           ------------------------    ------------------------
For the period ended September 30,                           2003           2002          2003          2002
--------------------------------------------------------   ----------    ----------    ----------    ----------
Amount
Balance at beginning of period .........................   $   53,781    $   84,101    $   62,039    $  110,465
Properties acquired through foreclosure or deed-in-lieu
 thereof:
  Loans ................................................           21         2,864           178        16,079
  Less discount transferred ............................          (21)         (901)          (50)       (6,755)
  Add advances transferred .............................            7            43            33           254
                                                           ----------    ----------    ----------    ----------
                                                               53,788        86,107        62,200       120,043
                                                           ----------    ----------    ----------    ----------
Capital improvements ...................................          633           493         1,691         2,085
Sales ..................................................         (449)      (27,181)      (11,053)      (48,038)
Decrease (increase) in valuation allowance .............         (592)        6,013           542        (8,658)
                                                           ----------    ----------    ----------    ----------
Balance at end of period ...............................   $   53,380    $   65,432    $   53,380    $   65,432
                                                           ==========    ==========    ==========    ==========

                                                                 Three Months                Nine Months
                                                           ------------------------    ------------------------
For the period ended September 30,                           2003           2002          2003          2002
--------------------------------------------------------   ----------    ----------    ----------    ----------
Number of Properties
Balance at beginning of period .........................           32           132            55           389
Properties acquired through foreclosure or deed-in-lieu
 thereof ...............................................            1             3             3            22
Sales ..................................................           (7)          (41)          (32)         (317)
                                                           ----------    ----------    ----------    ----------
Balance at end of period ...............................           26            94            26            94
                                                           ==========    ==========    ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        The following tables set forth the amount of time that we have held our REO at the dates indicated:

                                            Commercial              Corporate Items
September 30, 2003                           Finance                   and Other                 Total
----------------------              -----------------------   -----------------------   -----------------------
                                     Net Book                  Net Book                  Net Book
Holding Period:                       Value        Count        Value        Count        Value        Count
                                    ----------   ----------   ----------   ----------   ----------   ----------
   One to six months ............   $       --           --   $       68            2   $       68            2
   Seven to 12 months ...........           --           --           88            1           88            1
   13 to 24 months ..............           --           --          158            2          158            2
   Over 24 months ...............       52,440            4          626           17       53,066           21
                                    ----------   ----------   ----------   ----------   ----------   ----------
                                    $   52,440            4   $      940           22   $   53,380           26
                                    ==========   ==========   ==========   ==========   ==========   ==========

                                            Commercial             Residential
December 31, 2002                            Finance              Discount Loans                 Total
----------------------              -----------------------   -----------------------   -----------------------
                                     Net Book                  Net Book                  Net Book
Holding Period:                       Value        Count        Value        Count        Value        Count
                                    ----------   ----------   ----------   ----------   ----------   ----------
   One to six months ............   $       --           --   $       --           --   $       --           --
   Seven to 12 months ...........           --           --          176            3          176            3
   13 to 24 months ..............       18,616            4          609           19       19,225           23
   Over 24 months ...............       41,536            2        1,102           27       42,638           29
                                    ----------   ----------   ----------   ----------   ----------   ----------
                                    $   60,152            6   $    1,887           49   $   62,039           55
                                    ==========   ==========   ==========   ==========   ==========   ==========

        Our sales of REO resulted in losses, net of the provision for loss, of $(419) and $(511) during the third quarter of 2003 and 2002, respectively, which are included in determining our total net gain (loss) on REO. We recorded losses of $(811) and $(17,024), net of provision for loss, for the nine months ended September 30, 2003 and 2002, respectively. Commercial REO that we have held in excess of 24 months at September 30, 2003 consisted primarily of a single large retail shopping mall with a carrying value of $40,948 and two hotels with a combined carrying value of $10,957. As anticipated, the shopping mall property migrated into the over 24 month category in 2000 because it was being repositioned for sale. Commercial properties held for 13 to 24 months as of December 31, 2002 consisted of four hotels, two of which we sold during 2003. The average period during which we held the REO which was sold during the quarters ended September 30, 2003 and 2002, was 40 months and 17 months, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        The following table sets forth the activity, in aggregate, in the valuation allowances on real estate owned during the periods indicated:

                                                            Three Months                   Nine Months
                                                      -------------------------     -------------------------
For the periods ended September 30,                      2003           2002           2003           2002
---------------------------------------------------   ----------     ----------     ----------     ----------
Balance at beginning of period ....................   $   24,510     $   33,769     $   25,644     $   19,098
Provisions for losses .............................          685            783          1,169         19,859
Sales .............................................         (105)        (3,673)          (595)        (6,022)
Charge-offs .......................................           12         (3,122)        (1,116)        (5,178)
                                                      ----------     ----------     ----------     ----------
Balance at end of period ..........................   $   25,102     $   27,757     $   25,102     $   27,757
                                                      ==========     ==========     ==========     ==========

Valuation allowance as a percentage of total gross
 real estate owned (1) ............................         32.0%          29.8%          32.0%          29.8%

(1) The valuation allowance has not declined proportionately to the decline in the balance of gross REO primarily because of the large retail shopping mall that we are repositioning for sale, as discussed above, which had a valuation allowance of $22,755 at September 30, 2003. Therefore, this ratio has increased in 2003 as compared to 2002. At December 31, 2002, the valuation allowance as a percentage of total gross real estate owned was 29.3%.

        Advances on Loans and Loans Serviced for Others. Advances related to our loan portfolios and loans we serviced for others consisted of the following at the dates indicated:

                                                               September 30,   December 31,
                                                                   2003            2002
                                                               -------------   -------------
Loans:
     Taxes and insurance ...................................   $         133   $         136
     Other .................................................             284             502
                                                               -------------   -------------
                                                                         417             638
                                                               -------------   -------------
Loans serviced for others:
     Principal and interest ................................         142,926          63,326
     Taxes and insurance ...................................         139,482         117,937
     Other .................................................         108,127          84,455
                                                               -------------   -------------
                                                                     390,535         265,718
                                                               -------------   -------------
                                                               $     390,952   $     266,356
                                                               =============   =============

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

        Mortgage Servicing Rights. The unamortized balance of our mortgage servicing rights is predominantly residential and increased by $10,294 during the nine months ended September 30, 2003 as purchases exceeded amortization. The following table sets forth the activity in our mortgage servicing rights during the periods indicated:

                                              Three Months             Nine Months
                                        ----------------------    ----------------------
For the periods ended September 30,       2003         2002         2003         2002
------------------------------------    ---------    ---------    ---------    ---------
Balance at beginning of period .....    $ 180,789    $ 133,677    $ 171,611    $ 101,107
Purchases ..........................       26,388       49,363       78,971      106,360
Amortization .......................      (25,272)     (15,283)     (68,290)     (39,476)
Impairment .........................           --           --         (387)          --
Sales ..............................           --           --           --         (234)
                                        ---------    ---------    ---------    ---------
Balance at end of period ...........    $ 181,905    $ 167,757    $ 181,905    $ 167,757
                                        =========    =========    =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        At September 30, 2003, we serviced loans under approximately 400 servicing agreements for 21 clients. Purchases year to date in 2003 were all residential, and $30,037 were acquired under flow agreements with third party lenders whereby we have committed to purchase newly originated mortgage servicing rights up to an agreed upon amount.

        Receivables. Receivables consisted of the following at the dates indicated:

                                                               September 30,    December 31,
                                                                   2003             2002
                                                               -------------   -------------
Affordable housing sales, net (1) ..........................   $      27,082   $      40,299
Income taxes ...............................................          21,402          20,841
Trade, net (2) .............................................          10,691          10,819
Rent .......................................................           1,738           1,586
Accrued interest ...........................................             406             734
Other ......................................................          10,246           4,665
                                                               -------------   -------------
                                                               $      71,565   $      78,944
                                                               =============   =============

(1) Represents uncollected proceeds from the sale of affordable housing properties. See "Changes in Financial Conditions - Affordable Housing Properties." Includes reserves for doubtful accounts of $3,843 and $1,340 as of September 30, 2003 and December 31, 2002, respectively, and unaccreted discount of $3,161 and $3,400, respectively.

(2) Trade receivables are principally generated by the operations of our Loan Servicing, OTX, Global Outsourcing, Ocwen Realty Advisors and Unsecured Collections business segments. Includes reserves for doubtful accounts of $2,173 and $2,032 as of September 30, 2003 and December 31, 2002, respectively.

        Other Assets. Other assets consisted of the following at the dates indicated:

                                                               September 30,   December 31,
                                                                   2003            2002
                                                               -------------   -------------
Capitalized software development costs, net ................   $       2,956   $       4,010
Interest earning collateral deposits .......................           8,795              --
Goodwill, net ..............................................           1,618           1,618
Deferred debt issuance costs, net ..........................           3,445           2,946
Investment securities, at cost .............................           4,293           5,361
Deferred tax asset, net (1) ................................           7,805           8,387
Other ......................................................           8,079           6,964
                                                               -------------   -------------
                                                               $      36,991   $      29,286
                                                               =============   =============

(1) Deferred tax assets are net of valuation allowances. See "results of Operations - Income Tax Expense (Benefit)."

        Deposits. The following table sets forth information related to our deposits at the dates indicated:

                                                       September 30, 2003                        December 31, 2002
                                               ------------------------------------     ------------------------------------
                                                           Weighted                                 Weighted
                                                            Average     % of Total                   Average      % of Total
                                                Amount       Rate        Deposits        Amount       Rate        Deposits
                                               ---------   --------     -----------     ---------   --------     -----------
Non-interest bearing checking accounts.....    $   4,824         --%            1.1%    $   4,378         --%            1.0%
NOW and money market checking accounts.....       16,057       1.00%            3.7        17,720       1.20%            4.2
Savings accounts...........................        1,636        .75%            0.4         1,592       1.00%            0.4
                                               ---------                -----------     ---------                -----------
                                                  22,517                        5.2        23,690                        5.6
                                               ---------                                ---------
Certificates of deposit....................      408,179                                  402,917
Unamortized deferred fees..................         (236)                                    (637)
                                               ---------                                ---------
Total certificates of deposit..............      407,943       3.67%           94.8       402,280       4.89%           94.4
                                               ---------                -----------     ---------                -----------
   Total deposits..........................    $ 430,460                      100.0%    $ 425,970                      100.0%
                                               =========                ===========     =========                ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        Certificates of deposit included $119,957 and $198,248 at September 30, 2003 and December 31, 2002, respectively, of brokered deposits originated through national, regional and local investment banking firms that solicit deposits from their customers, all of which are non-cancelable at September 30, 2003. During the second quarter of 2003, we exercised our right to call brokered certificates of deposit with a face value of $18,194 that carried an interest rate of 6%, in order to further reduce interest expense. We have not issued any new brokered certificates of deposit since 2000 and, at this time, do not intend to issue any such deposits in the foreseeable future. We do however plan to retain non-brokered deposits as a source of financing our operations.

        At September 30, 2003 and December 31, 2002, certificates of deposit with outstanding balances of $100 or more amounted to $180,081 and $125,451, respectively. Of those deposits at September 30, 2003, $102,642 were from political subdivision in New Jersey and were secured or collateralized as required under state law. The following table sets forth the remaining maturities of our time deposits with balances of $100 or more at September 30, 2003:

Matures within three months .....................................   $   89,728
Matures after three months through six months ...................       43,213
Matures after six months through twelve months ..................       15,421
Matures after twelve months .....................................       31,719
                                                                    ----------
                                                                    $  180,081
                                                                    ==========

        Escrow Deposits on Loans and Loans Serviced for Others. Escrow deposits on our loans and loans we serviced for others amounted to $129,457 and $84,986 at September 30, 2003 and December 31, 2002, respectively. The balance consisted principally of custodial deposit balances representing collections that we made from borrowers for the payment of taxes and insurance premiums on mortgage properties underlying loans that we serviced for others. See "Results of Operations - Non-Interest Income - Servicing and Other Fees."

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

                                                                           September 30,    December 31,
                                                                               2003            2002
                                                                           -------------   -------------
Collateral (Interest Rate)
Single family loans (LIBOR plus 65-70 basis points) (1) .................  $      22,984   $      32,217
Unrated residual securities (9.50%) (2) .................................             --           8,057
Advances on loans serviced for others (LIBOR plus 160 basis points) (3)..         90,801         106,797
                                                                           -------------   -------------
                                                                           $     113,785   $     147,071
                                                                           =============   =============

(1) The decline in the balance outstanding during the nine months ended September 30, 2003 was due to principal repayments, offset by amortization of discount.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        Lines of Credit and Other Secured Borrowings. We have obtained secured borrowings from unaffiliated financial institutions as follows:

                                                                                           September 30,   December 31,
  Borrowing Type              Collateral           Maturity      Interest Rate (1)             2003            2002
---------------------      ---------------------   ----------    ----------------------    -------------   ------------
Line of credit             Advances on loans       March 2004    LIBOR + 200 basis         $     100,000   $     78,511
                             serviced for others                 points
                             (2)
Mortgage note              Investment in real      May 2005      LIBOR + 350 basis                20,000             --
                             estate - office                     points, floor of 5.75%
                             building,
                             Jacksonville,
                             Florida
Secured loan               Trading securities -    June 2004     LIBOR + 275 basis                15,046             --
                             unrated subprime                    points
                             residuals (UK)
Senior secured credit      Purchased mortgage      April 2004    LIBOR + 162.5 or 225             32,074             --
agreement                    servicing rights                    basis points
                             and advances on
                             loans serviced for
                             others (3)
Installment notes          Purchased mortgage      July 2004     5.19%                             6,391             --
                             servicing rights
Term loan                  Loan receivable         March 2005    LIBOR + 250 basis                 3,235          4,235
                                                                 points, floor of 8.00%
                                                                                           -------------   ------------
                                                                                           $     176,746   $     82,746
                                                                                           =============   ============

(1) 1-month LIBOR was 1.12% and 1.38% at September 30, 2003 and December 31, 2002, respectively.

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

        Notes and Debentures. Notes and debentures mature as follows:

                                                               September 30,     December 31,
                                                                   2003              2002
                                                               -------------   ---------------
2003:
11.875% Notes due October 1 ................................   $      43,475   $        43,475
2005:
12% Subordinated Debentures due September 15 (1) ...........              --            33,500
2027:
10.875% Capital Securities due August 1 (2) ................          56,249                --
                                                               -------------   ---------------
                                                               $      99,724   $        76,975
                                                               =============   ===============

(1) On September 30, 2003 we exercised our redemption option and called the remaining balance of $33,065 at a price of 101.333%, or a premium of $441. During the second quarter of 2003 we repurchased $435 in the open market resulting in a loss of $(4).

(2) Reclassified as a liability effective July 1, 2003 with our adoption of SFAS No. 150. See Notes 2 and 3 to the Interim Consolidated Financial Statements.

        Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. As indicated above, the outstanding balance of the 10.875% Capital Securities due August 1, 2027 of $56,249 has been classified as a liability ("Notes and Debentures") effective July 1, 2003 upon our adoption of SFAS No. 150. See Notes 2 and 3 to the Interim Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        Minority Interest in Subsidiary. Minority interest of $1,470 and $1,778 at September 30, 2003 and December 31, 2002, respectively, represents the investment by others in GSS, which we formed during the third quarter of 2002 to establish, license and operate distressed asset management servicing companies in various countries around the world. At September 30, 2003, the minority interest represents a 30% ownership in GSS held by Merill Lynch and a 10% ownership in a Japanese subsidiary of GSS held by an unrelated third party.

        Stockholders' Equity. Stockholders' equity decreased $695 during the nine months ended September 30, 2003. The decrease was primarily due to our repurchase of 500,000 shares of our common stock for $2,262, offset in part by the issuance of 236,461 shares in the amount of $934 as part of our annual incentive awards to employees for service in 2002 and year to date net income of $318. See Consolidated Statements of Changes in Stockholders' Equity of the Interim Consolidated Financial Statements.

Liquidity, Commitments and Off-Balance Sheet Risks

        Our primary sources of funds for liquidity are:

        .    Deposits

        .    Lines of credit and other secured borrowings

        .    Match  funded debt

        .    Securities sold under agreements to repurchase

        .    Payments received on loans and securities

        .    Proceeds from sales of assets

        .    Servicing fees

        We plan to retain non-brokered deposits as a source of financing our operations while at the same time reducing our reliance on brokered deposits. We plan to reduce this reliance by using proceeds from the sale of non-core assets to pay off maturing brokered deposits and by diversifying our funding sources through obtaining credit facilities for servicing rights and advances. Our ability to continue to attract new non-brokered deposits and rollover existing non-brokered deposits depends largely on our ability to compete with interest rates offered by other banks in the northern New Jersey area. In 2002 and year to date 2003, we were able to increase the amount of non-brokered deposits outstanding. If we are unable to maintain the amount of non-brokered deposits outstanding and must replace them with alternative sources of funds, it is likely that we would have to incur higher interest costs to fund our assets.

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

        Under a match funding agreement that we entered into on December 20, 2001, we are eligible to sell advances on loans serviced for others up to a maximum debt balance of $200,000 at any one time. At September 30, 2003 we had $90,801 of bonds-match funded agreements outstanding under this facility, which, if not renewed, will mature in December 2003. The sales of advances did not qualify as sales for accounting purposes; therefore, we report them as secured borrowings with pledges of collateral. We have accounted for additional sales under this facility in the same manner.

        Under a revolving credit facility executed in April 2001 we have the right to pledge servicing advances as collateral for a loan up to $100,000. The facility will mature in March 2004. The balance outstanding under this facility at September 30, 2003 was $100,000.

        In April 2003, we also entered into a $60,000 secured credit agreement that may be used to fund servicing advances and acquisitions of servicing rights. The amount of this agreement may be increased to a maximum of $200,000 if increased commitments from existing lenders or new commitments from prospective lenders can be obtained. The agreement matures April 2004 and bears interest at LIBOR plus 162.5 basis points for funding of servicing advances or 225 basis points for funding of acquisitions of servicing rights. As of September 30, 2003, we had a balance outstanding under this agreement of $32,074.

        In June 2003, we entered, for the first time, into an agreement for seller financing of purchased mortgage servicing rights. As of September 30, 2003, we had $6,391 outstanding under two such agreements with a weighted average interest rate of 5.19%.

        Also in June, we entered into a secured loan agreement under which we borrowed $18,846. This agreement, which is secured by the assignment of our interest in certain unrated subprime residual securities, matures in June 2004 and bears interest at LIBOR plus 275 basis points. As of September 30, 2003 the outstanding balance had been reduced to $15,046 through the assignment of principal and interest payments received on our unrated subprime residual securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        At September 30, 2003, we had $234,017 of unrestricted cash and cash equivalents.

        We closely monitor our liquidity position and ongoing funding requirements. Among the risks and challenges associated with our funding activities are the following:

     . Scheduled maturities of all certificates of deposit for the twelve months ending September 30, 2004, the twelve months ending September 30, 2005 and thereafter amount to $292,130, $104,891 and $11,158, respectively.

     . Maturity of existing collateralized lines of credit and other secured borrowings totaling $153,511 at various dates through July 2004, including $100,000 in March 2004.

     . Maturity of our match funded servicing advance funding facility in December 2003, as discussed above.

     . Maturity of our 11.875% notes on October 1, 2003 in the amount of $43,475.

     . Potential extension of resolution and sale timelines for non-core assets in the current weak economic environment.

     . Ongoing cash requirements to fund operations of our holding company and OTX.

     . Cash requirements to fund our acquisition of additional servicing rights and related advances.

        We believe that our existing sources of liquidity, including internally generated funds, will be adequate to fund our planned activities for the foreseeable future, although there can be no assurances in this regard. As discussed above, we continue to evaluate other sources of liquidity, such as lines of credit from unaffiliated parties, match funded debt and other secured borrowings.

        Our operating activities provided (used) $(823) and $220,568 of cash flows during the nine months ended September 30, 2003 and 2002, respectively. During the year to date 2002 period, cash was generated from operating activities, despite the net losses recorded, for two reasons. First, the net losses included non-cash reserves and impairment charges, depreciation of premises and equipment and amortization of purchased mortgage-servicing rights in both years. Second, our securities portfolio generated positive cash flow through sales, interest and principal payments. The decline in cash flows provided by operating activities in the first nine months of 2003 as compared to 2002 was primarily the result of a decline in cash provided by our trading securities and an increase in advances on loans we serviced for others.

        Our investing activities provided (used) cash flows totaling $(17,975) and $58,535 during the nine months ended September 30, 2003 and 2002, respectively. During the foregoing periods, cash flows from our investing activities were provided primarily from principal payments on our loans and proceeds from sales of loans and real estate. We used cash flows from our investing activities primarily to purchase mortgage servicing rights and fund loans made to facilitate the sales of real estate assets. The decline in net cash provided by investing activities year to date 2003 as compared to 2002 is primarily due to a decline in proceeds from sales of loans, real estate and affordable housing properties, offset in part by a decline in purchases of mortgage servicing rights.

        Our financing activities provided (used) cash flows of $73,483 and $(264,076) during the nine months ended September 30, 2003 and 2002, respectively. Cash flows related to our financing activities primarily resulted from changes in deposits, proceeds from lines of credit and other secured borrowings, repayment of match funded debt and repurchases of notes and debentures. The increase in cash provided by financing activities year to date 2003 as compared to the same period of 2002 resulted primarily from an increase in deposits and escrows, an increase in proceeds from lines of credit and other secured borrowings and a decline in repayments of securities sold under agreements to repurchase, offset in part by an increase in repayments of bonds-match funded agreements and the repurchase of the remaining $33,065 balance of our 12% subordinated debentures on September 30, 2003.

        See the Consolidated Statements of Cash Flows of the Interim Consolidated Financial Statements for additional details regarding cash flows during the nine months ended September 30, 2003 and 2002.

        Commitments. See Note 8 to our Interim Consolidated Financial Statements for a discussion of our commitments as of September 30, 2003. We believe that we have adequate resources to fund all such unfunded commitments to the extent required and that substantially all of such unfunded commitments will be funded during 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS - (Continued)
                    (Dollars in thousands, except share data)

        Off-Balance Sheet Risks. In addition to commitments to extend credit, we are party to various off-balance sheet financial instruments in the normal course of our business to manage our interest rate risk and foreign currency exchange rate risk. See Note 4 to our Interim Consolidated Financial Statements and "Asset and Liability Management".

        We conduct business with a variety of financial institutions and other companies in the normal course of business, including counter parties to our off-balance sheet financial instruments. We are subject to potential financial loss if the counter party is unable to complete an agreed upon transaction. We seek to limit counter party risk through financial analysis, dollar limits and other monitoring procedures.

Regulatory Capital and Other Requirements

        See Note 5 to our Interim Consolidated Financial Statements.

Recent Accounting Developments

        For information relating to the effects of our adoption of recent accounting standards, see Note 2 to our Interim Consolidated Financial Statements.

       Item 3. Quantitative and Qualitative Disclosures About Market Risk
                             (Dollars in thousands)

Asset and Liability Management

        Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. Our objective is to attempt to control risks associated with interest rate and foreign currency exchange rate movements. In general, our strategy is to match asset and liability balances within maturity categories and to manage foreign currency rate exposure related to our investments in non-U.S. dollar functional currency operations in order to limit our exposure to earnings variations and variations in the value of assets and liabilities as interest rates and foreign currency exchange rates change over time. Our Asset/Liability Management Committee (the "Committee"), which is composed of certain directors and officers, formulates and monitors our asset and liability management in accordance with policies approved by OCN's Board of Directors. The Committee meets to review, among other things, the sensitivity of our assets and liabilities to interest rate changes and foreign currency exchange rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities of investments and borrowings. The Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition.

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

        The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2003. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except:

     . Adjustable-rate loans, performing discount loans and securities are included in the period in which they are first scheduled to adjust and not in the period in which they mature,

     . Fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model that we use and empirical data,

     . Non-performing discount loans reflect the estimated timing of resolutions that result in repayment to us,

     . Mortgage servicing rights reflect estimated prepayments and delinquency rates that are projected at the individual loan level.

     . NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on our detailed studies of each such category of deposit and

     . Escrow deposits and other non-interest bearing checking accounts, which amounted to $134,281 at September 30, 2003, are excluded.

        Our management believes that these assumptions approximate actual experience and considers them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

                             (Dollars in thousands)

                                                                                 September 30, 2003
                                                     -------------------------------------------------------------------------
                                                                       Four to        More Than
                                                     Within Three      Twelve        One Year to   Three Years
                                                       Months          Months        Three Years     and Over        Total
                                                     ------------   -------------   ------------   ------------  -------------
Rate-Sensitive Assets
  Interest-earning deposits......................    $     28,112   $          --   $         --   $         --   $     28,112
  Federal funds sold and repurchase agreements...         100,000              --             --             --        100,000
  Trading securities.............................           2,785          11,505         17,164         17,035         48,489
  Loans, net (1).................................           5,244           5,781         12,842          4,329         28,196
  Investment securities, net.....................           4,293              --             --             --          4,293
  Match funded loans (1).........................             444          14,687          7,146          4,792         27,069
  Mortgage servicing rights......................          21,398          51,320         66,154         43,033        181,905
                                                     ------------   -------------   ------------   ------------  -------------
   Total rate-sensitive assets...................         162,276          83,293        103,306         69,189        418,064
                                                     ------------   -------------   ------------   ------------   ------------
Rate-Sensitive Liabilities
  NOW and money market checking deposits.........          14,343             197            421          1,096         16,057
  Savings deposits...............................             115             234            463            824          1,636
  Certificates of deposit........................         138,759         155,282        105,923          7,979        407,943
                                                     ------------   -------------   ------------   ------------   ------------
  Total interest-bearing deposits................         153,217         155,713        106,807          9,899        425,636
  Bond-match funded loan agreements..............         113,785              --             --             --        113,785
  Lines of credit and other secured borrowings...         176,746              --             --             --        176,746
  Notes and debentures...........................          43,475              --             --         56,249         99,724
                                                     ------------   -------------   ------------   ------------   ------------
   Total rate-sensitive liabilities..............         487,223         155,713        106,807         66,148        815,891
                                                     ------------   -------------   ------------   ------------   ------------
Interest rate sensitivity gap excluding financial
  instruments....................................        (324,947)        (72,420)        (3,501)         3,041       (397,827)
Financial Instruments
Interest rate floors.............................             (66)             --             --             --            (66)
                                                     ------------   -------------   ------------   ------------   ------------
Total rate-sensitive financial instruments.......             (66)             --             --             --            (66)
                                                     ------------   -------------   ------------   ------------   ------------
Interest rate sensitivity gap including financial
  instruments....................................    $   (325,013)  $     (72,420)  $     (3,501)  $      3,041   $   (397,893)
                                                     ============   =============   ============   ============   ============

Cumulative interest rate sensitivity gap.........    $   (325,013)  $    (397,433)  $   (400,934)  $   (397,893)
                                                     ============   =============   ============   ============
Cumulative interest rate sensitivity gap as a
  percentage of total rate-sensitive assets......          (77.74)%        (95.07)%       (95.90)%       (95.18)%

(1)     Balances have not been reduced for non-performing loans.

        We have experienced a large negative interest rate sensitivity gap in recent years. The negative interest rate sensitivity gap reflects the economics of our residential loan servicing business. Servicing advances, the largest asset class on our balance sheet, is not sensitive to changes in interest rates. However, we finance servicing advances with interest rate sensitive liabilities.

                             (Dollars in thousands)

        The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates and hypothetical interest rate scenarios. An institution's NPV Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in that scenario by the present value of the institution's assets in that same scenario. In the current, low interest rate environment the hypothetical scenarios are represented by immediate, permanent, parallel movements (shocks) in the term structure of interest rates of plus 100, 200 and 300 basis points and minus 100 basis points from the actual term structure observed at quarter end. The current NPV Ratio for each of the five rate scenarios and the corresponding limits approved by OCN's Board of Directors, and as applied to OCN, are as follows at September 30, 2003:

                                       Board Limits             Current
  Rate Shock in basis points       (minimum NPV Ratios)       NPV Ratios
------------------------------   ------------------------   --------------
             +300                                    5.00%           30.98%
             +200                                    6.00%           28.99%
             +100                                    7.00%           26.65%
               0                                     8.00%           24.41%
             -100                                    7.00%           21.87%

        The Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and NPV and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by OCN's Board of Directors, and as applied to OCN. The following table quantifies the potential changes in net interest income and net portfolio value should interest rates go up or down (shocked) 300 or 100 basis points, respectively, assuming the yield curves of the rate shocks will be parallel to each other. The cash flows associated with loans and securities are calculated based on prepayment and default rates that vary by asset. Projected losses, as well as prepayments, are generated based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types are used to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the assets. When interest rates are shocked, these projected loss and prepayment assumptions are further adjusted. Changes in prepayment rates and delinquency rates under different interest rate shocks for mortgage servicing rights are calculated using third part and proprietary models. Prepayment and delinquency rates are projected at the individual loan level based on characteristics such as borrower credit score, note interest rate and prepayment penalty and aggregated into stratifications of the portfolio based on loan type (Subprime, Alt A, High LTV and 2nd Mortgage) and by year of the origination. The base interest rate scenario assumes interest rates at September 30, 2003. Actual results could differ significantly from the OCN results estimated in the following table:

                                            Estimated Changes in
                                 -----------------------------------------
  Rate Shock in basis points           Net Interest               NPV
------------------------------   ------------------------   --------------
             +300                                   24.19%           34.85%
             +200                                   16.13%           23.77%
             +100                                    8.06%           11.22%
               0                                     0.00%            0.00%
             -100                                   -8.06%          -12.33%

        The Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. These techniques include interest rate caps and floors and foreign currency futures contracts.

        Interest Rate Risk Management. We have purchased amortizing caps and floors to hedge our interest rate exposure relating to match funded loans and securities. See the "Interest Rate Management" section of Note 4 to the Interim Consolidated Financial Statements for additional disclosures regarding these interest rate derivative financial instruments.

        Foreign Currency Exchange Rate Risk Management. We have entered into foreign currency futures to hedge our investments in foreign subsidiaries that own the shopping center located in Halifax, Nova Scotia and residual interests backed by residential loans originated in the UK. See the "Foreign Currency Management" section of Note 4 to the Interim Consolidated Financial Statements for additional disclosures regarding these foreign currency derivative financial instruments.

                        ITEM 4. CONTROLS AND PROCEDURES.

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

Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following: general economic and market conditions, prevailing interest or currency exchange rates, governmental regulations and policies, international political and economic uncertainty, availability of adequate and timely sources of liquidity, uncertainty related to dispute resolution and litigation, and real estate market conditions and trends, as well as other risks detailed in OCN's reports and filings with the Securities and Exchange Commission, including its periodic reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 and Form 10-K for the year ended December 31, 2002. The forward-looking statements speak only as of the date they are made and should not be relied upon. OCN undertakes no obligation to update or revise the forward-looking statements.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        See "Note 8 Commitments and Contingencies" of Ocwen Financial Coporation's Interim Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

(a)3     Exhibits.

     2.1 Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
     3.1      Amended and Restated Articles of Incorporation (2)
     3.2      Amended and Restated Bylaws (3)
     4.0      Form of Certificate of Common Stock (2)
     4.1      Form of Indenture between OCN and Bank One, Columbus, NA as
              Trustee (2)
     4.2      Form of Note due 2003 (Included in Exhibit 4.1) (2)
     4.3      Certificate of Trust of Ocwen Capital Trust I (4)
     4.4      Amended and Restated Declaration of Trust of Ocwen Capital Trust I
              (4)
     4.5      Form of Capital Security of Ocwen Capital Trust I (Included in
              Exhibit 4.4) (4)
     4.6 Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (4)
     4.7 Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (Included in Exhibit 4.6) (4)
     4.8 Form of Guarantee of the OCN relating to the Capital Securities of Ocwen Capital Trust I (4)
     4.9 Form of Indenture between Ocwen Federal Bank FSB and The Bank of New York as Trustee (5)
     4.10     Form of Subordinated Debentures due 2005 (5)
    10.1 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (6)
    10.2      Ocwen Financial Corporation 1998 Annual Incentive Plan (7)
    10.3 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors (8)
    10.4 Indemnity agreement, dated August 24, 1999, among OCN and OAC's Board of Directors (9)
    10.5 Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (9)
    10.6 First Amendment to Agreement, dated March 31, 2000, between HCT Investments, Inc. and OAIC Partnership I, L. P. (9)
    10.7 Form of Employment Agreement dated as of April 1, 2001, by and between Ocwen Financial Corporation and Arthur D. Ringwald (10)
    31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
    31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
    32.1      Certification of the Chief Executive Officer pursuant to U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
    32.2      Certification of the Chief Financial Officer pursuant to U.S.C.
              Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

                           PART II - OTHER INFORMATION

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

(b)      Reports on Form 8-K Filed during the Quarter Ended August 30, 2003.

         (1) A Form 8-K was filed by OCN on August 7, 2003 that contained a news release announcing Ocwen Financial Corporation's financial results for the second quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OCWEN FINANCIAL CORPORATION

                                        By:      /s/ Mark S. Zeidman
                                        ----------------------------
                                        Mark S. Zeidman,
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (On behalf of the Registrant and as its
                                        principal financial officer)

Date:  November 14, 2003