Form 10-K
period 2003-12-31
OCWEN FINANCIAL CORP
filed 2004-03-15
CIK 873860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from: ______________ to ______________

                           Commission File No. 1-13219

                           OCWEN FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in our charter)

                   Florida                                65-0039856
        ------------------------------               --------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

        1675 Palm Beach Lakes Boulevard
           West Palm Beach, Florida                           33401
    ---------------------------------------                -----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Aggregate market value of the Common Stock, $.01 par value, held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the NYSE as of the close of business on March 10, 2004: $384,071,251 (for purposes of this calculation affiliates include only directors and executive officers of the registrant).

Number of shares of Common Stock, $.01 par value, outstanding as of March 10, 2004: 67,960,607 shares

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareholders for fiscal year ended December 31, 2003 are incorporated by reference into Part I, Item 1 and Part II, Items 5-8 and portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 18, 2004, are incorporated by reference into Part III, Items 10-12 and 14.

================================================================================

                           OCWEN FINANCIAL CORPORATION
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.     Business........................................................   4
              General.......................................................   4
              Segments......................................................   4
                Residential Loan Servicing..................................   5
                Ocwen Technology Xchange....................................   6
                Ocwen Realty Advisors.......................................   6
                Unsecured Collections.......................................   7
                Business Process Outsourcing................................   7
                International Operations....................................   7
                Residential Discount Loans..................................   7
                Commercial Finance..........................................   8
                Affordable Housing..........................................   8
                Subprime Finance............................................   8
                Corporate Items and Other...................................   8
              Sources of Funds..............................................   9
              Risk Factors..................................................  10
              Competition...................................................  10
              Subsidiaries..................................................  10
              Employees.....................................................  10
              Regulation....................................................  11
                The Holding Company.........................................  11
                The Bank....................................................  11
              Federal Taxation..............................................  14
              State Taxation................................................  15

Item 2.     Properties......................................................  16

Item 3.     Legal Proceedings...............................................  17

Item 4.     Submission of Matters to a Vote of Security Holders.............  17

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters.............................................  17

Item 6.     Selected Consolidated Financial Data............................  18

Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................  18

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk......  18

Item 8.     Financial Statements and Supplementary Data.....................  18

                           OCWEN FINANCIAL CORPORATION
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                   (CONTINUED)
                                   -----------

                                                                            PAGE
                                                                            ----

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................  18

Item 9A     Controls and procedures.........................................  18

                                    PART III

Item 10.    Directors and Executive Officers of Registrant..................  18

Item 11.    Executive Compensation..........................................  18

Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters ................................  19

Item 13.    Certain Relationships and Related Transactions..................  19

Item 14.    Principal Accounting Fees and Services..........................  19

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K........................................................  19

Signatures..................................................................  22

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to the following:

o Estimates regarding the benefits of cost saving opportunities and quality workforce in India,
o Projections for staff reduction in the United States and growth in our India workforce,
o Predictions as to the potential business opportunities in business process outsourcing,
o Predictions regarding sales of our commercial and affordable housing assets and
o Intentions related to the issuance of brokered deposits and other sources of financing.

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

                                     PART I

ITEM 1 BUSINESS (Dollars in thousands)

GENERAL

        Ocwen Financial Corporation ("OCN" or "the Company") is a financial services company headquartered in West Palm Beach, Florida. OCN is a Florida corporation that was organized in February 1988 in connection with the acquisition of Ocwen Federal Bank FSB (the "Bank"). OCN is a registered savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"). The Bank is a wholly owned subsidiary of OCN and is also subject to regulation by the OTS, as its chartering authority, and by the Federal Deposit Insurance Corporation ("FDIC"), as a result of its membership in the Savings Association Insurance Fund, which insures the Bank's deposits to the maximum extent permitted by law. The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and currently is a member of the Federal Home Loan Bank ("FHLB") of New York, one of the 12 regional banks that comprise the FHLB System.

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (http://www.ocwen.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also posted on our website, and available in print upon request, are the charters for our Audit Committee, Compensation Committee and Governance Committee, our Governance Guidelines, Code of Ethics and Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Ethics or waiver thereto applicable to any executive officer or director. The information provided on our website is not part of this report, and is therefore not incorporated herein by reference.

SEGMENTS

        In early 2000, we began the execution of our strategic plan to shift our business activities away from capital-intensive businesses involving the purchase or origination of loans, real estate and related assets toward less capital-intensive businesses that generate fee-based revenues. As a result, we generally ceased to originate or invest in assets in certain of our business segments ("non-core businesses") unless contractually committed to do so. However, we continue to actively manage and resolve the remaining assets in these segments. Our primary fee-based business activity is servicing subprime residential mortgage loans for others. As of December 31, 2003, our core and non-core businesses were as follows:

        Core Businesses                              Non-Core Businesses
        Residential Loan Servicing                   Commercial Finance
        Ocwen Technology Xchange ("OTX")             Affordable Housing
        Ocwen Realty Advisors ("ORA")                Subprime Finance
        Unsecured Collections
        Business Process Outsourcing
        International Operations

        In addition to our core and non-core business segments, we report other items of revenue and expense in our Corporate Items and Other segment as discussed later in this section.

        Our decision to change our strategy and to focus on fee-based earnings was driven by changes in the economy and in the markets we serve and in our perception of how to maximize the long-term value of the Company. The non-core residential discount loan business and commercial finance business involved the acquisition of non-performing loans at a discount to par value. The objective was to resolve the loan and return it to performing status in order to increase its value. Once the loan was reperforming, the exit strategy was to sell or securitize the loan for a profit. As the economy continued to expand throughout the late 1990's, however, the supply of non-performing loans decreased. As a result, the prices asked for non-performing loans increased, and consequently the profit margins on the business decreased. Additionally, the earnings patterns of the businesses could be erratic as they typically depended on the consummation of a few large sales transactions. Simultaneously, new competitors that had access to large amounts of capital were entering the market.

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

        Consequently, we determined that our best course of action was to compete where we were strongest, that is, by using the technology and expertise we had developed over the years in managing our own portfolio of non-performing residential and commercial loans and in servicing our own subprime loans and offering it to other institutions on a fee for service basis, either as a mortgage servicer or as a technology provider. We believe that these activities offer a more consistent earnings stream with a more attractive risk profile. Accordingly, in late 1999 and early 2000 we embarked on our current business strategy.

        Segment results in recent years reflect growth in our residential loan servicing segment, continued investment in the development and marketing of our technology products, cessation of loan acquisition and origination activities and our continuing resolution or disposition of those assets not associated with our core businesses. To date, the Residential Loan Servicing business has been profitable. Our Unsecured Collections business and ORA are profitable but smaller contributors to the bottom line. Both earn fee income for performing services for third parties. OTX markets several products to the real estate and mortgage industries. However, although we earn some fee income from sales of these products, they have not yet been sufficient for this business line to earn a profit. Business Process Outsourcing, which began offering business process outsourcing services late in 2002, was profitable for 2003. International Operations were not profitable in 2003, reflecting start-up costs associated with expanding our asset servicing business to various other countries. Additional information regarding profitability of our business segments appears under the caption "Segment Profitability" on pages 19 to 25 and in "Note 25:
Business Segment Reporting" on pages 109 to 111 of our 2003 Annual Report to Shareholders.

        A more detailed description of each of our business segments follows.

Residential Loan Servicing

        We acquire the servicing rights to performing, sub-performing and non-performing mortgage loans. At December 31, 2003, subprime mortgages represented approximately 93% of the total unpaid principal balance of the loans we serviced. We are entitled to service the mortgages because we purchased the servicing rights from the owners of the mortgages. These rights are typically specified in an agreement between the various parties to a mortgage securitization transaction, along with the obligations that we are required to perform as the mortgage servicer. Our largest source of revenue is the servicing fees we earn pursuant to the servicing agreements. Servicing fees are usually earned as a percentage of the unpaid principal amount of the mortgages that are being serviced. Typically, this fee is approximately 0.50% per year. The servicing fees are supplemented by related income, including late fees earned from borrowers who are delinquent in remitting their monthly mortgage payments. As servicer, we also have a variety of obligations that are also specified in the servicing agreement, including the obligation to service the mortgages according to accepted standards and to make advances to the securitization trust in the event that the borrowers are delinquent on their monthly remittances. The costs incurred in connection with performing these obligations includes the cost of servicing the loans and the interest expense incurred to finance the servicing rights and servicing advances incurred in connection with conducting the business, among others.

        The servicing rights may be obtained by purchasing the mortgage servicing rights or entering into contracts to sub-service mortgage loans. The contracts may provide for a single bulk transfer of a servicing portfolio or the ongoing transfer of loans as they are originated or purchased by counterparties to the servicing contract. While the loans are transferred to us for servicing, the client retains ownership of the loans. The acquisition of servicing rights is generally structured as a two-part bid process. A preliminary bid is provided to each potential client following a preliminary due diligence review of the loan portfolio, the seller's financial status, the strategic fit of the portfolio with our servicing capabilities and the portfolio's historical performance characteristics.

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

        As of December 31, 2003, we serviced loans under approximately 420 servicing agreements for 22 clients.

        The U.S. Department of Housing and Urban Development, Freddie Mac and Fannie Mae have approved the Bank as a loan servicer. Standard & Poor's has rated the Bank as "Strong" as a Residential Subprime Servicer, Residential Special Servicer and Commercial Special Servicer. "Strong" represents Standard & Poor's highest ratings category. Moody's Investors Service has rated the Bank as "SQ2" as a Residential Subprime Servicer and as a Residential Special Servicer. "SQ2" represents Moody's Investors Services above average rating category. Fitch Ratings has rated the Bank "RPS2" for Residential Subprime Servicing, "RSS2" for Residential Special Servicing and "CSS2" for Commercial Special Servicing. These represent Fitch's second highest categories, respectively.

        We continue to grow and develop our residential servicing business as part of our change in strategic focus from capital intensive to fee-based businesses. As a result, we have seen steady growth in the average unpaid principal balance of residential loans we service for others from $8,802,444 during 1999 to $33,589,509 during 2003.

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

        On November 6, 1997, we acquired AMOS, Inc. ("AMOS"), a Connecticut-based company engaged primarily in the development of residential mortgage loan servicing software. The acquisition was accounted for as a purchase. AMOS is a wholly-owned subsidiary of OTX. Our acquisition of AMOS and its products became the basis for the REALServicing software. Our REALServicing product is a comprehensive enterprise level residential mortgage loan servicing platform, which has been used by the Bank since January 2001. The REALServicing product suite also includes REALResolutionTM, a default management platform that provides end-to-end mortgage default processing support. The target market for this platform includes both prime and sub-prime residential mortgage loan servicers. We believe the market opportunity for our REALServicing and REALResolution products is between $500,000 and $1,000,000. While a single firm currently possesses nearly a 60% share of this market, a modest market share would enable us to achieve profitability and sustain growth. Our policy is to recognize licensing fees related to our REALServicing product as revenue ratably over the life of the related licensing agreement.

        On June 2, 1999, we acquired the assets of Synergy Software, LLC ("Synergy"), a developer of commercial and multifamily mortgage servicing systems. The acquisition of Synergy's product was the basis for the REALSynergy software. Our REALSynergy product is a comprehensive enterprise level commercial mortgage loan servicing platform. The target market for this platform includes domestic and international commercial mortgage loan servicers. The market in which REALSynergy competes is served by a limited number of companies. Our primary competitor is a division of a large, diversified public company. The REALSynergy product suite includes REALSAMMTM, the REALSynergy Asset Management Module, a web-enabled platform for the asset and default management of performing and non-performing commercial loans and real estate. REALSAMM is being introduced to selected international markets through a joint venture with Merrill Lynch. We recognize licensing fees related to our REALSynergy product as revenue ratably over the life of the related licensing agreements.

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

        We accounted for collections of our unsecured credit card receivables under the cost recovery method through 2001 when we had reduced the net book value of these receivables to zero as a result of collections and reserves. Our contractual obligations to acquire these receivables expired in June 2000. We have made no purchases since that time and plan no future purchases.

Business Process Outsourcing

        This business segment began operations in December 2002. The results for 2003 primarily reflect the initiation of new outsourcing contracts in the third quarter. Business Process Outsourcing provides outsourcing services to third parties and leverages the operational capacity of our facilities in India.

International Operations

        This segment is being reported as a core business segment for the first time in 2003 and primarily represents the results of operations of Global Servicing Solutions, LLC ("GSS"). GSS is a joint servicing venture we formed with Merrill Lynch in March 2002 for the servicing of assets in various countries. We own 70% of GSS with the remaining 30% owned by Merrill Lynch. GSS offices in Tokyo, Japan and Taipei, Taiwan became fully operational during 2003. We are also in the process of establishing operations in London, England and Beijing, China, and are exploring additional international opportunities in Germany. Results for 2002 primarily reflect a one-time consulting project for the government of Jamaica as well as other precedent ventures, now concluded.

Residential Discount Loans

        This segment consisted of operations to acquire at a discount and subsequently resolve sub-performing and non-performing residential mortgage loans.

        We began our discount loan operations in 1991. Our strategy was to acquire at a discount certain mortgage loans for which the borrowers were not current as to principal and interest payments. We would work to resolve the loans by bringing them current and then selling or securitizing the loans for a profit, by structuring a settlement with the borrower or by foreclosing on the loan and liquidating the collateral.

        The last acquisition of residential discount loans was made in 2000. Based on the relative insignificance of the non-core assets remaining in this business at December 31, 2002, the remaining assets of this business and any related income or loss arising from their resolution have been included in the Corporate Items and Other segment beginning January 1, 2003.

Commercial Finance

        Effective January 1, 2002, we combined our Commercial Loan and Commercial Real Estate segments, because the assets in each had fundamentally similar attributes and had been assigned to a single management team. Commercial finance activities include both discount loans and originated loans as well as our investment in commercial real estate.

        No new commercial assets have been purchased since 2000. Since then, this business has consisted of the management, repositioning and resolution of the remaining non-core assets. At December 31, 2003, we had $126,401 of non-core assets, which consisted of nine loan and real estate assets and one unrated subordinate security. Of the nine loans and real estate assets remaining in this segment at December 31, 2003, the three largest amounted to 74% of the total. Because of the concentration of value in these assets, it is difficult to project with certainty when final sales or resolutions will be completed or whether further losses may be incurred upon resolution. While we believe that additional sales will occur during 2004, it is probable that some of the larger properties will not be sold until 2005 or later. We regularly assess the value of our remaining assets and provide additional loss reserves or impairment charges as appropriate.

        We entered the commercial real estate business largely as a result of our acquisition of OAC in 1999. At December 31, 2003, only two properties remain: one shopping center and one office building. The office building, which had a carrying value of $37,533 at December 31, 2003, was sold in January 2004 for proceeds that approximated carrying value. We also issued a loan in the amount of $15,248 to the buyer to facilitate this sale.

Affordable Housing

        Historically, we invested in affordable housing properties primarily through limited partnerships for the purpose of obtaining Federal income tax credits pursuant to Section 42 of the Internal Revenue Code of 1986, as amended.

        Beginning in 2000 we ceased making investments in these properties, except to complete those projects in which an investment had already been made. This reflects our change in strategic focus away from capital intensive lines of business and the fact that the volume of tax credits being generated was exceeding our ability to utilize them effectively. At that time, we also began the process of marketing each of these properties for sale. At December 31, 2003, we had $7,410 of investments in affordable housing properties remaining, plus an additional $6,545 of loans outstanding to limited partnerships in which we have invested but which are not consolidated into our financial statements. While we cannot project sales with certainty, we believe that it is possible that the remaining properties will be sold before the end of 2004 and that new sources of financing will be established to repay the remaining loan balances.

        We regularly assess the carrying value of our remaining assets and provide additional loss reserves as appropriate. At December 31, 2003, we had recorded reserves equal to approximately 55% of the gross book value of the assets.

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

Corporate Items and Other

        In this segment we report business activities that are individually insignificant, interest income on short term investments in cash and the related costs of financing these investments, certain technology and other corporate expenses, gains and losses from the early retirement of debt and the amortization of negative goodwill recorded in connection with our acquisition of OAC.

        Additional financial information and related discussion regarding each of our segments appears under the captions "Segment Profitability" on pages 19 to 25 and "Note 25: Business Segment Reporting" on pages 109 to 111 of our 2003 Annual Report to Shareholders.

SOURCES OF FUNDS

        General. The principal sources of funds that support our business activities are:

o       Deposits                                o       Payments received on
o       Lines of credit and other secured               loans and securities
        borrowings                              o       Proceeds from sales of
o       Match funded debt                               assets
o       Securities sold under agreements to     o       Servicing fees
        repurchase

        We closely monitor our liquidity position and ongoing funding requirements. Among the risks and challenges associated with our funding activities are the following:

o Scheduled maturities of all certificates of deposit for 2004, 2005 and thereafter amount to $272,305, $112,830 and $36,522, respectively.
o Maturity of existing collateralized lines of credit and other secured borrowings totaling $127,149 at various dates through 2004.
o Potential extension of resolution and sale timelines for non-core assets.
o       Ongoing cash requirements to fund operations of our holding company.
o Cash requirements to fund our acquisition of additional servicing rights and related advances, as discussed immediately below.

        In the last several years, our Residential Loan Servicing business has grown through the purchase of servicing rights. Servicing rights entitle the owner to earn servicing fees and other types of ancillary income and impose various obligations on the servicer. Among these are the obligation to advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance and various other items that are required to preserve the assets being serviced.

        Our ability to continue to expand our servicing business depends in part on our ability to obtain additional financing to purchase new servicing rights and to fund servicing advances. We currently use a variety of sources of debt to finance these assets, including deposits, credit facilities and seller financing. Our credit facilities provide financing to us at amounts that are less than the full value of the related servicing assets that serve as collateral for the credit facilities. If we cannot replace or renew these sources as they mature or obtain additional sources of financing, we may unable to acquire new servicing rights and make the associated advances.

        Deposits. Historically, a significant source of deposits for us had been certificates of deposit obtained primarily through national investment banking firms that, pursuant to agreements with us, solicit funds from their customers for deposit with the Bank ("brokered deposits"). Our brokered deposits, which amounted to $84,328 at December 31, 2003, are reported net of unamortized deferred fees that have been paid to investment banking firms. We have not issued any new brokered certificates of deposit since 2000.

        We plan to retain non-brokered deposits as a source of financing our operations while at the same time reducing our reliance on brokered deposits. We plan to reduce this reliance by using proceeds from the sale of non-core assets to pay off maturing brokered deposits and by diversifying our funding sources through obtaining credit facilities for servicing rights and advances. Our ability to continue to attract new non-brokered deposits and rollover existing non-brokered deposits depends largely on our ability to compete with interest rates offered by other banks in the northern New Jersey area. In 2003 and 2002, we were able to increase the amount of non-brokered deposits outstanding. If we are unable to maintain the amount of non-brokered deposits outstanding and replace them with alternative sources of funds, it is likely that we would have to incur higher interest costs to fund our assets.

        We obtain deposits from our office located in New Jersey through advertising, walk-ins and other traditional means. These deposits include non-interest bearing checking accounts, NOW and money market checking accounts and savings accounts but are primarily comprised of non-brokered certificates of deposit. At December 31, 2003, the deposits that were originated from to this office amounted to $150,903 and comprised approximately 34% of our total deposits.

        Lines of Credit and Other Secured Borrowings. In October 2003, we executed a revolving credit facility under which we have the right to borrow up to $100,000 secured by a pledge of servicing advances as collateral. At December 31, 2003, we had $9,386 outstanding under this facility, which matures in October 2004. Under a similar revolving credit facility executed in April 2001, we also had the right to pledge servicing advances as collateral for a loan up to $100,000. This facility was repaid subsequent to December 31, 2003 and will not be renewed upon maturity in March 2004. The outstanding balance as of December 31, 2003 was $68,548.

        During 2003, we also entered into a number of other borrowings secured by real estate, trading securities and loan servicing assets. Additionally, we entered into an agreement for seller financing of purchased mortgage servicing rights. These actions are consistent with our commitment to reduce our reliance on brokered deposits and long-term debt as sources of financing for our operations.

        Match Funded Debt. Under a match funding agreement that we entered into on December 20, 2001, we are eligible to sell advances on loans serviced for others up to a maximum debt balance of $200,000 at any one time. At December 31, 2003, we had $94,967 of bonds-match funded agreements outstanding under this facility, which originally matured in December 2003, but was extended with a maturity date of January 2006. The sales of advances do not qualify as sales for accounting purposes since we retained effective control of the advances. Therefore, we report them as secured borrowings with pledges of collateral.

        Securities Sold Under Agreements to Repurchase. We also obtain funds pursuant to securities sold under reverse repurchase agreements. Under these agreements, we sell securities (generally mortgage-backed and mortgage-related securities) under an agreement to repurchase such securities at a specified price at a later date. Reverse repurchase agreements have short-term maturities (typically 90 days or less) and are deemed to be financing transactions. All securities underlying reverse repurchase agreements are reflected as assets in our consolidated financial statements and are held in safekeeping by broker-dealers. We had no securities sold under agreements to repurchase at December 31, 2003.

        Other. Our long-term debt at December 31, 2003 consisted of 10.875% Capital Securities due in 2027 with an outstanding balance of $56,249. On September 30, 2003 we exercised our redemption option and called the remaining $33,065 of 12% Subordinated Debentures. Our remaining $43,475 balance of 11.875% notes matured on October 1, 2003 and was repaid. Additional information on our sources of funds appears under the captions "Liquidity, Commitments and Off-Balance Sheet Risks" on pages 62 to 64, "Deposits" on pages 53 to 54, "Note 11: Deposits" on page 95 to 96, "Note 13: Bonds - Match Funded Agreements" on pages 96 to 97, "Note 14: Lines of Credit and Other Secured Borrowings" on pages 97 to 98, "Risks Related to Financing" on page 16 and "Note 15: Notes and Debentures" on pages 98 to 99 of the 2003 Annual Report to Shareholders and is incorporated herein by reference.

RISK FACTORS

        There are a number of risk factors that relate to our business and that may directly or indirectly affect our results of operations and financial condition. A discussion of our principal risk factors appears under the caption "Overview of Risks and Related Critical Accounting Policies" on pages 14 to 18 of our 2003 Annual Report to Shareholders and is incorporated herein.

COMPETITION

        A discussion of competition as it relates to our primary core businesses appears under the captions "Risk Related to Mortgage Servicing Rights" and "Risks Associated With Technology" on page 16 and pages 16 to 17, respectively, of our 2003 Annual Report to Shareholders and is incorporated herein by reference.

SUBSIDIARIES

        A list of our significant subsidiaries is set forth in Exhibit 21.0.

EMPLOYEES

        As of December 31, 2003, we had a total of 2,472 employees, of which 1,043 were in our United States facilities and 1,429 were in our India operations centers. We have developed our India operations centers over the past three years in order to benefit from the cost savings opportunities and quality workforce available in that country.

        In the United States, our operations are concentrated in our headquarters in West Palm Beach, which had 413 employees as of December 31, 2003, and our operations center in Orlando, which had 614 staff members as of the same date. Our Orlando facility has the capacity to house 950 employees on a single shift. In addition, we had 8 employees at various other locations in the United States. At this time, we estimate that we will experience a modest reduction of our staff in the United States during 2004.

        In India, our operations are located in the cities of Bangalore and Mumbai. Of the 1,429 members of the staff in India as of December 31, 2003, 699 were in Bangalore and 730 were in Mumbai. Our India workforce can be summarized by business as follows:

o 57% are engaged in activities for our Residential Loan Servicing business,
o       14% support Business Process Outsourcing,
o       10% support OTX and Technology Services,
o       13% work in various other business units and
o 6% represent various support functions, including Human Resources and Corporate Services, Accounting and Risk Management.

        We project additional growth in our India staff during 2004. The extent of this growth is dependent upon the growth of several of our new business initiatives, primarily Business Process Outsourcing.

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

The Holding Company

        Savings and Loan Holding Company. We are a registered savings and loan holding company under the Home Owners' Loan Act ("HOLA"). As such, we have registered with the OTS and are subject to regulation, supervision and examination by the OTS. We are required to file periodic reports with the OTS on our business and activities. The OTS has the authority to review our activities and determine if any activity constitutes a serious risk to the financial soundness, safety, or stability of the Bank. If the OTS makes a determination that these risks exist, the OTS may place restrictions on our activities or the activities of our subsidiaries or affiliates. These restrictions may impact the ability of the Bank to pay dividends, to engage in transactions with us or our subsidiaries or affiliates and to engage in other banking activities.

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

        Core Capital Requirement. Core capital includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain non-withdrawable accounts and pledged deposits. Deductions from core capital include certain intangibles, disallowed servicing assets and disallowed deferred tax assets.

        Risk-Based Capital Requirement. A savings bank is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirements, provided that the amount of supplementary capital included does not exceed the savings bank's core capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, including subordinated debt that meets specified requirements and loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, as well as residual interests (including certain off-balance sheet items that are converted to on-balance sheet credit equivalents using a conversion factor of 0% to 100%), are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets currently range from 0% to 200%, depending on the type of asset. Deductions from risk-based capital include real estate acquired in satisfaction of a debt and held in excess of five years.

        Following an examination by the OTS in late 1996 and early 1997, the Bank committed to the OTS to maintain a core capital ratio and a total risk-based capital ratio of at least 9% and 13%, respectively. The Bank continues to be in compliance with this commitment.

        Prompt Corrective Action. Federal banking regulators have the authority to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The regulations establish five categories with varying degrees of regulators' powers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." At December 31, 2003, the Bank was a "well capitalized" institution under the prompt corrective action regulations of the OTS; however, this classification is for limited purposes and may not be indicative of the Bank's financial condition. The regulations also permit the appropriate Federal banking regulator to downgrade an institution to the next lower category under certain circumstances. Depending upon the capital category of an institution, the regulators' corrective powers may affect capital and stock distributions, limits on asset growth, acquisitions and new lines of business, transactions with affiliates, the ability to accept brokered deposits and changes in officers and directors, among other things.

        Qualified Thrift Lender Test. The Bank is required to meet the qualified thrift lender ("QTL") test set forth in the HOLA to avoid certain restrictions on their operations. Under the QTL test provisions, a savings institution must maintain at least 65% of portfolio assets in qualified thrift investments, which generally include loans, securities and other investments that are related to housing, small business and credit card lending. A savings bank that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations:

o The association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank,
o The branching powers of the association shall be restricted to those of a national bank; and
o Payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank.

        The Bank is currently and expects to remain in compliance with QTL standards.

        Restrictions on Capital Distributions. The Bank is required to file a notice with the OTS at least 30 days prior to paying a dividend, or making any payment to repurchase, redeem, retire or otherwise acquire debt instruments included in total risk-based capital (each a "capital distribution") if (a) it is not eligible for expedited treatment under the OTS application processing regulations, (b) the total amount of the Bank's capital distributions (including the proposed distribution) for the calendar year exceeds the Bank's net income for the year to date plus retained net income for the previous two years, (c) the Bank would not be "adequately capitalized" following the proposed capital distribution or (d) the proposed capital distribution would violate any applicable statute, regulation, or an agreement between the Bank and the OTS, or a condition imposed upon the Bank by an OTS-approved application or notice. The OTS may deny the Bank's application or disapprove the Bank's notice if the OTS determines that (a) the Bank will be "undercapitalized," "significantly undercapitalized" or "critically under capitalized," as defined in the OTS capital regulations, following the capital distribution, (b) the proposed capital distribution raises safety and soundness concerns or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation or agreement between the Bank and the OTS or a condition imposed on the Bank in an application or notice approved by the OTS. The Bank is and intends to remain in compliance with these restrictions.

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

        Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires financial institutions regulated by the federal banking agencies to ascertain and help meet the credit needs of their delineated communities, including low- to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution's CRA performance: outstanding, satisfactory, needs to improve and substantial noncompliance. The institution's regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The most recent review of the Bank's CRA performance resulted in a "satisfactory" rating from the OTS in 2002.

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

        Examinations. The most recent examination by the IRS of our Federal income tax return was of the tax return filed for 1996. The statute of limitations has run with respect to 1997 and all prior tax years. Thus, the Federal income tax returns for the years 1998 and 1999 (due to a waiver of the statute of limitations) and 2000 through 2002 are open for examination. The Internal Revenue Service currently is completing an examination of the Company's Federal income tax returns for the years 1998 and 1999 and reviewing the tax years 1995 through 1997 as result of carryback claims filed. We do not anticipate any material adjustments as a result of any examination, although there can be no assurances in this regard.

STATE TAXATION

        OCN's income is subject to tax by the States of Florida and California, which have statutory tax rates of 5.5% and 10.84%, respectively, and its taxable income in these states is determined based on certain apportionment factors. We are taxed in New Jersey on income, net of expenses, earned in New Jersey at a statutory rate of 9.0%. Currently no state return of ours is being examined, and we have received no notification from any state that intends to examine any of our tax returns. We do not anticipate any material adjustments as a result of any examination, although there can be no assurances in this regard.

ITEM 2. PROPERTIES (Dollars in thousands)

        The following table sets forth information relating to our facilities at December 31, 2003:

                                                                                         Net Book Value of
                                                                                       Property or Leasehold
                          Location                              Owned/Leased               Improvements
------------------------------------------------------------   --------------         -----------------------
Executive offices:
     1675 Palm Beach Lakes Boulevard
     West Palm Beach, FL....................................       Leased                $         1,107

Bank main office:
     2400 Lemoine Ave
     Fort Lee, NJ...........................................       Leased                $             6

Servicing center:
     12650 Ingenuity Drive
     Orlando, FL............................................        Owned                $        21,589

Software development and servicing operations center:
     Solarpuria Arena
     24 Hosur Luskar Road
     Bangalore, India.......................................       Leased                $           967

     Spectrum Towers
     Mind Space Business District
     Link Road, Malad West
     Mumbai, India..........................................       Leased                $           262

OTX offices (1):
REALTrans office:
     5050 Avenida Encinas, Suite 200
     Carlsbad, CA...........................................       Leased                $            66

GSS offices:
Taiwan office:
     Taipei World Trade Center
     333 Keelung Road
     Taipei, Taiwan.........................................       Leased                $            74

Japan office:
     SK Building
     3F 2-7-4 Nishi -Shinbashi
     Tokyo, Japan...........................................       Leased                $            28

China office
     China World Tower 1
     No. 1 Jian Guo Men Wai Avenue
     Beijing, Peoples' Republic of China....................       Leased                $            --

   (1)  OTX's main office is located in facilities provided by OCN.

ITEM 3. LEGAL PROCEEDINGS (Dollars in thousands)

        A description of material pending or recently settled legal proceedings to which OCN or its subsidiaries are a party follows:

        On April 20, 1999, a complaint was filed on behalf of a putative class of public shareholders of OCN in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida against OCN and OAC. On April 23, 1999, a complaint was filed on behalf of a putative class of public shareholders of OAC in the Circuit Court of the Fifteenth Judicial Circuit, Palm Beach County, Florida, against OAC and certain directors of OAC. The plaintiffs in both complaints sought to enjoin consummation of the acquisition of OAC by OCN. The cases were consolidated, and on September 13, 1999 a consolidated amended complaint was filed. The injunction was denied, and on October 14, 1999 OCN was dismissed as a party. Plaintiffs' remaining claims were for damages for alleged breaches of common law fiduciary duties. In October 2001, the parties reached an agreement in principle, which provides for a payment to plaintiffs in complete settlement off all claims for damages and attorney's fees and costs. On September 29, 2003, the Court approved the settlement and entered final judgment, thus bringing the litigation to a conclusion. This matter did not have any material impact on our financial statements.

        OCN and certain of its affiliates, including the Bank, have been named as defendants in a number of purported class action lawsuits challenging the Bank's mortgage servicing practices. The lawsuits allege that the defendants violated federal and state statutes, including the federal Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act and state deceptive trade practices statutes, and assert common law claims. The lawsuits seek actual and punitive damages, and injunctive and other relief. These lawsuits are at an early stage of proceedings, and no court has yet considered a motion for class certification. A petition to consolidate the lawsuits is currently pending before the United States Judicial Panel on Multi-District Litigation, under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604. We are defending and intend to continue to defend the lawsuits vigorously. While the outcome of litigation is always uncertain, we believe that we have meritorious defenses to these lawsuits.

        OCN and the Bank are also subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings will not have a material effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        Information required by this Item appears under the caption "Shareholder Information" on page 116 of our 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        Information required by this Item appears under the caption "Selected Consolidated Financial Information" on pages 10 to 13 of our 2003 Annual Report to Shareholders and is incorporated herein by reference. See Item 8 below and
Part IV, Item 15 regarding our consolidated financial statements and notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information required by this Item appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 to 65 of our 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information required by this Item appears under the captions "Asset and Liability Management" on pages 57 to 61, "Note 1: Summary of Significant Accounting Policies" on pages 74 to 83 and "Note 17: Derivative Financial Instruments" on pages 100 to 102 of our 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information required by this Item appears on pages 67 to 115 in our 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2003 our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

        The information contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 18, 2004 and as filed with the Commission on or about March 15, 2004 (the "2004 Proxy Statement") under the captions "Election of Directors - Nominees for Director," "Executive Officers Who Are Not Directors," "Board of Directors and Corporate Governance - Committees of the Board of Directors - Audit Committee," "Security Ownership of Certain Beneficial Owners - Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors and Corporate Governance - Code of Ethics" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information contained in our 2004 Proxy Statement under the captions "Executive Compensation," "Board of Directors Compensation" and "Comparison of Cumulative Total Return" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in our 2004 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Related Stockholder Matters
- Beneficial Ownership of Common Stock" and "Security Ownership of Certain Beneficial Owners and Related Stockholder Matters - Equity Compensation Plan Information" are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14. PRINCIPAL ACCONTING FEES AND SERVICES

        The information required by this item is included in our 2004 Proxy Statement under the caption "Ratification of Appointment of Independent Auditor" and is incorporated herein by reference.

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

                Report of Independent Certified Public Accountants

                Consolidated Statements of Financial Condition at December 31, 2003 and 2002

                Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003

                Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2003

                Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2003

                Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

                Notes to Consolidated Financial Statements

                Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

     (a) 3       Exhibits.

                 2.1 Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
                 3.1     Amended and Restated Articles of Incorporation (2)
                 3.2     Amended and Restated Bylaws (3)
                 4.0     Form of Certificate of Common Stock (2)
                 4.1     Certificate of Trust of Ocwen Capital Trust I (4)
                 4.2 Amended and Restated Declaration of Trust of Ocwen Capital Trust I (4)
                 4.3 Form of Capital Security of Ocwen Capital Trust I (included in Exhibit 4.4) (4)
                 4.4 Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (4)
                 4.5 Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (included in Exhibit 4.6) (4)
                 4.6     Form of Guarantee of OCN relating to the Capital
                         Securities of Ocwen Capital Trust I (4)
                10.1     Ocwen Financial Corporation 1996 Stock Plan for
                         Directors, as amended (6)
                10.2     Ocwen Financial Corporation 1998 Annual Incentive Plan
                         (7)
                10.3 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors (8)
                10.4 Indemnity agreement, dated August 24, 1999, among OCN and OAC's directors (9)
                10.5 Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (9)
                10.6 First Amendment to Agreement, dated March 30, 2000 between HCT Investments, Inc. and OAIC Partnership I, L.P. (9)
                10.7 Form of Employment Agreement, dated as of April 1, 2001, by and between Ocwen Financial Corporation and Arthur D. Ringwald (10)
                11.1     Computation of earnings per share (11)
                12.1     Ratio of earnings to fixed charges (filed herewith)
                13.1 Excerpts from the Annual Report to Shareholders for the year ended December 31, 2003 (filed herewith)
                21.0     Subsidiaries (filed herewith)
                23.0     Consent of PricewaterhouseCoopers LLP (filed herewith)
                31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
                31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
                32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
                32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002 (filed
                          herewith)

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

                (11) Incorporated by reference from "Note 16: Basic and Diluted Earnings per Share" on page 100 of our 2003 Annual Report to Shareholders.

        (b)     Reports on Form 8-K Filed during the Quarter Ended December 31,
                2003

                (1) A Form 8-K was filed by OCN on November 6, 2003 which contained a news release announcing our 2003 third quarter results and certain other information.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                            OCWEN FINANCIAL CORPORATION

                                            By: /s/ William C. Erbey
                                                --------------------------------
                                                William C. Erbey
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (duly authorized representative)

Date:   March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ WILLIAM C. ERBEY                                  Date:      March 15, 2004
----------------------------------------------
William C. Erbey, Chairman of the
Board and Chief Executive Officer
(principal executive officer)

/s/ RONALD M. FARIS                                   Date:      March 15, 2004
---------------------------------------------
Ronald M. Faris, President and Director

/s/ RONALD J. KORN                                    Date:      March 15, 2004
---------------------------------------------
Ronald J. Korn, Director

/s/ WILLIAM H. LACY                                   Date:      March 15, 2004
---------------------------------------------
Hon. William H. Lacy, Director

/s/ W. MICHAEL LINN                                   Date:      March 15, 2004
---------------------------------------------
W. Michael Linn, Director

/s/ W. C. MARTIN                                      Date:      March 15, 2004
---------------------------------------------
W.C. Martin, Director

/s/ HERBERT B. TASKER                                 Date:      March 15, 2004
---------------------------------------------
Herbert B. Tasker, Director

/s/ BARRY N. WISH                                     Date:      March 15, 2004
---------------------------------------------
Barry N. Wish, Director

/s/ MARK S. ZEIDMAN                                   Date:      March 15, 2004
---------------------------------------------
Mark S. Zeidman, Senior Vice President and
Chief Financial Officer
(principal financial officer)

/s/ ROBERT J. LEIST, JR.                              Date:      March 15, 2004
---------------------------------------------
Robert J. Leist, Jr., Vice President and
Chief Accounting Officer
(principal accounting officer)