Form 10-Q
period 2004-03-31
OCWEN FINANCIAL CORP
filed 2004-05-10
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004

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

Number of shares of Common Stock, $.01 par value, outstanding as of May 4, 2004:
68,144,623 shares

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q

                                    I N D E X

PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.  Interim Consolidated Financial Statements
         (Unaudited)......................................................    3

         Consolidated Statements of Financial Condition at
         March 31, 2004 and December 31, 2003.............................    3

         Consolidated Statements of Operations for the three
         months ended March 31, 2004 and 2003.............................    4

         Consolidated Statements of Comprehensive Income (Loss)
         for the three months ended March 31, 2004 and 2003...............    5

         Consolidated Statement of Changes in Stockholders'
         Equity for the three months ended March 31, 2004.................    6

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2004 and 2003....................................    7

         Notes to Consolidated Financial Statements.......................    8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................    15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......    42

Item 4.  Controls and Procedures..........................................    45

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................    46

Item 6.  Exhibits and Reports on Form 8-K.................................    46

Signature.................................................................    48

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                  March 31,         December 31,
                                                                    2004               2003
                                                               --------------      --------------
ASSETS
  Cash and amounts due from depository institutions.........   $      314,372      $      215,764
  Interest earning deposits.................................            3,267                 324
  Trading securities, at fair value
     U.S. government and sponsored enterprise securities....            4,020               6,679
     Subordinates and residuals.............................           42,177              42,841
  Real estate...............................................           69,464             103,943
  Affordable housing properties.............................            8,151               7,410
  Loans, net................................................           29,234              28,098
  Match funded assets.......................................          144,017             130,087
  Premises and equipment, net...............................           43,418              41,944
  Advances on loans and loans serviced for others...........          322,843             374,769
  Mortgage servicing rights.................................          152,076             166,495
  Receivables...............................................           77,002              88,157
  Other assets..............................................           40,219              33,607
                                                               --------------      --------------
     Total assets...........................................   $    1,250,260      $    1,240,118
                                                               ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES
    Deposits................................................   $      508,238      $      446,388
    Escrow deposits.........................................          120,681             116,444
    Bonds - match funded agreements.........................          128,166             115,394
    Lines of credit and other secured borrowings............           79,527             150,384
    Notes and debentures....................................           56,249              56,249
    Accrued interest payable................................            2,674               4,789
    Accrued expenses, payables and other liabilities........           25,098              31,926
                                                               --------------      --------------
         Total liabilities..................................          920,633             921,574
                                                               --------------      --------------

  Minority interest in subsidiaries.........................            1,392               1,286

COMMITMENTS AND CONTINGENCIES (NOTE 8) STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; 200,000,000 shares
     authorized; 68,123,558 and 67,467,220 shares
     issued and outstanding at March 31, 2004 and
     December 31,2003, respectively.........................              681                 675
     Additional paid-in capital.............................          229,814             225,559
     Retained earnings......................................           97,171              90,409
     Accumulated other comprehensive income (loss), net
      of taxes..............................................              569                 615
                                                               --------------      --------------
     Total stockholders' equity.............................          328,235             317,258
                                                               --------------      --------------
       Total liabilities and stockholders' equity...........   $    1,250,260      $    1,240,118
                                                               ==============      ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

For the three months ended March 31,                                         2004           2003
----------------------------------------------------------------------   ------------   -------------
REVENUE
  Servicing and related fees..........................................   $     42,121    $     33,781
  Vendor management fees..............................................         13,173           6,588
  Gain (loss) on trading and match funded securities, net.............           (643)           (423)
  Valuation gains (losses) on real estate.............................         (1,851)            298
  Gain (loss) on sales of real estate.................................           (541)             79
  Operating income (losses) from real estate..........................              8             772
  Other income........................................................          6,621           1,288
                                                                         ------------    ------------
    Non-interest revenue..............................................         58,888          42,383
                                                                         ------------    ------------

  Interest income.....................................................          4,605           6,757
  Interest expense....................................................          7,802           9,326
                                                                         ------------    ------------
    Net interest income (expense) before provision for loan losses....         (3,197)         (2,569)
  Provision for loan losses...........................................           (531)            166
                                                                         ------------    ------------
    Net interest income (expense) after provision for loan losses.....         (2,666)         (2,735)
                                                                         ------------    ------------
     Total revenue....................................................         56,222          39,648
                                                                         ------------    ------------

NON-INTEREST EXPENSE
  Compensation and employee benefits..................................         22,033          17,708
  Occupancy and equipment.............................................          3,997           2,830
  Technology and communication costs..................................          6,669           4,497
  Loan expenses.......................................................          7,927           3,535
  Loss (gain) on investments in affordable housing properties.........            (38)            370
  Professional services and regulatory fees...........................          5,825          15,284
  Other operating expenses............................................          3,057           2,297
                                                                         ------------    ------------
    Non-interest expense..............................................         49,470          46,521
                                                                         ------------    ------------

Distributions on Company-obligated, mandatorily redeemable securities of subsidiary trust holding solely junior subordinated debentures
 of the Company (Capital Securities)..................................             --           1,529
                                                                         ------------    ------------

Income (loss) before minority interest and income taxes...............          6,752          (8,402)
Minority interest in net income (loss) of subsidiaries................            (21)           (263)
Income tax expense....................................................             11             307
                                                                         ------------    ------------
    Net income (loss).................................................   $      6,762    $     (8,446)
                                                                         ============    ============

EARNINGS (LOSS) PER SHARE
  Basic...............................................................   $       0.10    $      (0.13)
  Diluted.............................................................   $       0.10    $      (0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic...............................................................     67,762,414      67,339,773
  Diluted.............................................................     69,093,785      67,339,773

                   The accompanying notes are an integral part of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)

For the three months ended March 31,                                          2004            2003
----------------------------------------------------------------------    -----------     ------------
Net income (loss).....................................................    $      6,762    $     (8,446)
Other comprehensive income (loss), net of taxes:
Change in unrealized foreign currency translation adjustment arising
during the period (1).................................................             (46)            218
                                                                          ------------    ------------
Comprehensive income (loss)...........................................    $      6,716    $     (8,228)
                                                                          ============    ============

        (1) Net of tax benefit (expense) of $1,329 and $206 for the three months ended March 31, 2004 and 2003, respectively.

                   The accompanying notes are an integral part of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                             (Dollars in thousands)

                                                                                                Accumulated
                                                                                                   Other
                                                Common Stock         Additional                Comprehensive
                                             ---------------------     Paid-in     Retained    Income (loss),
                                               Shares      Amount      Capital     Earnings     Net of Taxes      Total
                                             -----------   -------   -----------   ---------   --------------   ----------
Balances at December 31, 2003.............    67,467,220   $   675   $   225,559   $  90,409    $         615   $  317,258
Net income................................            --        --            --       6,762               --        6,762
Issuance of common stock..................       201,026         2           654          --               --          656
Exercise of common stock options..........       455,312         4         3,601          --               --        3,605
Other comprehensive loss, net of taxes
   Change in unrealized foreign currency
    translation adjustment................            --        --            --          --              (46)         (46)
                                             -----------   -------   -----------   ---------    -------------   ----------
Balances at March 31, 2004................    68,123,558   $   681   $   229,814   $  97,171    $         569   $  328,235
                                             ===========   =======   ===========   =========    =============   ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

                   OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

For the three months ended March 31,                                                                2004          2003
---------------------------------------------------------------------------------------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)............................................................................   $     6,762   $    (8,446)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
  Net cash provided by trading activities....................................................         3,179        13,948
  Premium amortization (discount accretion) on securities, net...............................          (420)           77
  Depreciation and amortization..............................................................        29,653        25,235
  Provision for loan losses..................................................................          (531)          166
  Valuation (gains) losses on real estate....................................................         1,851          (298)
  (Gain) loss on trading and match funded securities.........................................           643           423
  Provisions for losses on affordable housing properties.....................................            --           432
  (Gain) loss on sale of real estate.........................................................           541           (79)
  (Increase) decrease in advances and match funded advances on loans and loans serviced for          43,448       (14,251)
    others...................................................................................
  (Increase) decrease in other assets, net...................................................         2,282        (8,478)
  Increase (decrease) in accrued expense, interest payable and other liabilities.............        (8,943)        6,847
                                                                                                -----------   -----------
 Net cash provided (used) by operating activities............................................        78,465        15,576
                                                                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Principal payments received on match funded loans..........................................         1,676         4,054
  Acquisitions of match funded loans.........................................................        (7,119)           --
  Proceeds from sale of affordable housing properties........................................            --         2,520
  Purchase of mortgage servicing rights......................................................       (11,242)      (16,423)
  Principal payments received on loans.......................................................        11,253         2,041
  Purchases, originations and funded commitments of loans, net...............................       (15,898)       (6,204)
  Capital improvements to real estate........................................................            --        (1,311)
  Proceeds from sale of real estate..........................................................        18,910         7,300
  Additions to premises and equipment........................................................        (4,487)       (4,454)
                                                                                                -----------   -----------
Net cash provided (used) by investing activities.............................................        (6,907)      (12,477)
                                                                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in deposits and escrow deposits...................................................        66,087         6,419
  Proceeds from (repayment of) lines of credit and other secured borrowings, net.............       (50,857)       21,489
  Proceeds from (repayment of) bonds - match funded agreements, net..........................        12,772        (6,502)
  Exercise of common stock options...........................................................         1,991            --
                                                                                                -----------   -----------
Net cash provided (used) by financing activities.............................................        29,993        21,406
                                                                                                -----------   -----------

Net increase (decrease) in cash and cash equivalents.........................................       101,551        24,505
Cash and cash equivalents at beginning of period.............................................       216,088       192,247
                                                                                                -----------   -----------
Cash and cash equivalents at end of period...................................................   $   317,639   $   216,752
                                                                                                ===========   ===========

Reconciliation of cash and cash equivalents at end of period
  Cash and amounts due from depository institutions..........................................   $   314,372   $    65,087
  Interest-earning deposits..................................................................         3,267        51,665
  Federal funds sold and repurchase agreements...............................................            --       100,000
                                                                                                -----------   -----------
                                                                                                $   317,639   $   216,752
                                                                                                ===========   ===========

Supplemental disclosure of cash flow information
Cash paid during the period for
  Interest...................................................................................   $     9,917   $     8,622
                                                                                                ===========   ===========
  Income tax refunds (payments)..............................................................   $       (66)  $      (305)
                                                                                                ===========   ===========
Supplemental schedule of non-cash investing and financing activities
  Assumption of line of credit by purchaser of real estate...................................   $    20,000   $        --
                                                                                                ===========   ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                             (Dollars in thousands)

NOTE 1 BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. Ocwen Financial Corporation's ("OCN") interim consolidated financial statements include the accounts of OCN and its subsidiaries. OCN owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank"), Investors Mortgage Insurance Holding Company, Ocwen Technology Xchange, Inc. ("OTX"), Ocwen Asset Investment Corp. ("OAC") and Ocwen Financial Solutions, Private Limited ("India"). OCN also owns 70% of Global Servicing Solutions, LLC ("GSS") with the remaining 30% minority interest held by Merrill Lynch. We have eliminated all significant intercompany transactions and balances in consolidation.

        In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our financial condition at March 31, 2004 and December 31, 2003, the results of our operations for the three months ended March 31, 2004 and 2003, our comprehensive income (loss) for the three months ended March 31, 2004 and 2003, our changes in stockholders' equity for the three months ended March 31, 2004 and our cash flows for the three months ended March 31, 2004 and 2003. The results of operations and other data for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2004. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to the prior periods' interim consolidated financial statements to conform to the March 31, 2004 presentation.

        In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Material estimates that are particularly significant in the near or medium term relate to our determination of allowances for loans, servicing advances, and receivables, as well as our valuation of securities, real estate, affordable housing properties, servicing rights, intangibles and the deferred tax asset. Actual results could differ from those estimates and assumptions.

NOTE 2 CURRENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation provides guidance with respect to the identification of variable interest entities and when assets, liabilities, noncontrolling interests, and the results of operations of a variable interest entity need to be included in a company's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in certain cases. The factors to be considered in making this determination include the adequacy of the equity of the entity and the nature of the risks, rights and rewards of the equity investors in the entity. The Interpretation applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Due to significant implementation concerns, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities ("SPEs") until financial statements are issued for periods ending after March 15, 2004. SPEs are subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. This Interpretation does not have a material impact on our financial statements.

NOTE 3 COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

        In August 1997, Ocwen Capital Trust ("OCT") issued $125,000 of 10.875% Capital Securities (the "Capital Securities"). OCT invested the proceeds from issuance of the Capital Securities in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. Prior to our adoption of SFAS No. 150 on July 1, 2003, we presented the Capital Securities in a separate caption between liabilities and stockholders' equity in our consolidated statement of financial condition as "Company-obligated, mandatorily redeemable securities of subsidiary trust holding solely Junior Subordinated Debentures of the Company", and distributions on the Capital Securities were reported in a separate caption immediately following non-interest expense in our consolidated statement of operations. Effective with our adoption of SFAS No. 150, the Capital Securities are presented as a liability in the consolidated statement of financial condition as a component of notes and debentures. At the same time, we began reporting distributions on the Capital Securities as a component of interest expense in the consolidated statement of operations.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2004
                             (Dollars in thousands)

        Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1,000 per Capital Security. OCN guarantees payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, to the extent OCT has funds available. If Ocwen Financial Corporation does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Distributions on Capital Securities amounted to $1,529 in both the first quarter of 2004 and 2003. Accumulated distributions payable on the Capital Securities amounted to $1,020 and $2,549 at March 31, 2004 and December 31, 2003, respectively, and are included in accrued interest payable.

        We have the right to defer payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 10 consecutive semiannual periods with respect to each deferral period, provided that no extension period may extend beyond the stated maturity of the Junior Subordinated Debentures. Upon the termination of any such extension period and the payment of all amounts then due on any interest payment date, we may elect to begin a new extension period. Accordingly, there could be multiple extension periods of varying lengths throughout the term of the Junior Subordinated Debentures. If we defer interest payments on the Junior Subordinated Debentures, distributions on the Capital Securities will also be deferred, and we may not, nor may any of our subsidiaries, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, their capital stock or (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. During an extension period, interest on the Junior Subordinated Debentures will continue to accrue at the rate of 10.875% per annum, compounded semiannually.

        We may redeem the Junior Subordinated Debentures before maturity at our option, subject to the receipt of any necessary prior regulatory approval, (i) in whole or in part on or after August 1, 2007, at a redemption price equal to 105.438% of the principal amount thereof on August 1, 2007, declining ratably on each August 1 thereafter to 100% on or after August 1, 2017, plus accrued interest thereon, or (ii) at any time, in whole (but not in part), upon the occurrence and continuation of a special event (defined as a tax event, regulatory capital event or an investment company event) at a redemption price equal to the greater of (a) 100% of the principal amount thereof or (b) the sum of the present values of the principal amount and premium payable with respect to an optional redemption of such Junior Subordinated Debentures on August 1, 2007, together with scheduled payments of interest from the prepayment date to August 1, 2007, discounted to the prepayment date on a semiannual basis at the adjusted Treasury rate plus accrued interest thereon to the date of prepayment. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption, in an amount equal to the amount of the related Junior Subordinated Debentures maturing or being redeemed and at a redemption price equal to the redemption price of the Junior Subordinated Debentures, plus accumulated and unpaid distributions thereon to the date of redemption.

        For financial reporting purposes, we treat OCT as a subsidiary and, accordingly, the accounts of OCT are included in our consolidated financial statements. We eliminate intercompany balances and transactions with OCT, including the balance of Junior Subordinated Debentures outstanding, in our consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2004
                             (Dollars in thousands)

NOTE 4 FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

        We have entered into foreign currency derivatives to hedge our investments in foreign subsidiaries that own residual interests backed by residential loans originated in the UK ("UK residuals") and in our shopping center located in Halifax, Nova Scotia (the "Nova Scotia Shopping Center"). It is our policy to periodically adjust the amount of foreign currency derivative contracts we have entered into in response to changes in our investments in these assets. Currency futures are commitments to either purchase or sell foreign currency at a future date for a specified price. We have determined that the local currency of our investment in UK residuals and the Nova Scotia Shopping Center is the functional currency. Our foreign currency derivative financial instruments qualify for hedge accounting. Accordingly, we include the gains or losses in the net unrealized foreign currency translation in accumulated other comprehensive income in stockholders' equity. The following table sets forth the terms and values of these foreign currency financial instruments at March 31, 2004 and December 31, 2003:

                                                                                      Strike
                                            Position    Maturity    Notional Amount    Rate     Fair Value
                                            --------   ----------   ---------------   -------   ----------
March 31, 2004:
Canadian Dollar currency futures.........   Short      June 2004    C$       13,900    0.7516   $     (133)
British Pound currency futures...........   Short      June 2004    (pound)  18,000    1.8239         (139)
                                                                                                ----------
                                                                                                $     (272)
December 31, 2003:
Canadian Dollar currency futures.........   Short      March 2004   C$       10,000    0.7660   $      (34)
British Pound currency futures...........   Short      March 2004   (pound)  16,500    1.7292         (737)
                                                                                                ----------
                                                                                                $     (771)
                                                                                                ==========

        Because foreign currency futures contracts are exchange traded, holders of these instruments look to the exchange for performance under these contracts and not the entity holding the offsetting futures contract, thereby minimizing the risk of nonperformance under these contracts. We are exposed to credit loss in the event of nonperformance by the counterparty to the interest rate and currency swaps and control this risk through credit monitoring procedures. The notional principal amount does not represent our exposure to credit loss.

NOTE 5 REGULATORY REQUIREMENTS

        The Bank, as a federal savings bank organized under Home Owners' Loan Act, and OCN, as a registered savings and loan holding company under that Act, are subject to extensive federal and state regulation under that Act and other federal and state laws, as described on pages 11 through 14 under the Regulation section of Part I in our Annual Report on Form 10-K for the year ended December 31, 2003. Our primary regulatory authority is the U.S. Office of Thrift Supervision ("OTS"). As such, the OTS periodically conducts an examination of the Bank and its business practices and we otherwise maintain an active, ongoing dialogue with the OTS. Recently, this dialogue has included communications between the Bank and the OTS with respect to some of the Bank's mortgage servicing practices.

        On April 19, 2004, the Bank and the OTS entered into a Supervisory Agreement (the "Agreement"). We believe the Agreement evidences the common goal of the Bank and the OTS to ensure that the Bank adopts and implements appropriate and fair loan servicing practices and our continuing commitment to the development and implementation of a "best practices" approach to our loan servicing and customer service activities. Accordingly, the Agreement memorializes various loan servicing and customer service practices, some of which the Bank had previously adopted and some of which it has implemented on a going-forward basis. Under the Agreement, the Bank will continue to maintain and further develop its Office of Consumer Ombudsman, an initiative implemented effective January 1, 2004. The Agreement acknowledges that the Bank no longer assesses delinquent borrowers attorneys' fees for issuing notices of default. Beginning with the effective date of the Agreement, the Bank will no longer charge delinquent borrowers a fee for providing forbearance plans in lieu of foreclosures. The Agreement also establishes the procedures to be followed to determine whether appropriate hazard insurance is in place before placing insurance on behalf of the borrower. The procedures include some already implemented by the Bank, as well as new requirements, including that the second notice shall be sent to borrowers by certified mail. The Bank will not place the borrower's loan in default, assess fees or initiate foreclosure proceedings solely due to the borrower's nonpayment of insurance premiums. The Agreement further commits the Bank to adopting a Borrower-Oriented Customer Service Plan, A Dispute Resolution Initiative Plan and to take other initiatives that are designed to improve the Bank's ability to respond to borrower issues in a timely and effective manner. The Agreement also provides that the Bank agrees "to utilize best efforts" to provide borrowers or their agents pay-off quotes within five business days and set forth new guidelines regarding documentation of charges on such pay-off quotes.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2004
                             (Dollars in thousands)

        We continue our ongoing dialogue with the OTS, including in respect of the matters that are the subject of the Agreement and our other recent communications. The Bank also is required to meet a number of deadlines and submit reports relating to its implementation of the Agreement. While we do not expect that compliance with the Agreement will have a material adverse impact on our financial condition, results of operations or cash flows, we do not know whether the OTS or other regulatory agencies will seek to implement additional measures relating to the Bank's servicing practices, including with respect to the matters that are the subject of the Agreement, other matters on which we have had recent communications with the OTS or otherwise. Accordingly, there can be no assurance that any such measures, if so implemented, would not have a material adverse effect on our financial condition, results of operations or cash flows.

        The Financial Institutions Reform, Recovery and Enforcement Act of 1989 and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to regulation by the OTS. As a federally chartered savings bank regulated by the OTS, the Bank must follow specific capital guidelines stipulated by the OTS. These guidelines involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations.

        At March 31, 2004, the Bank was "well capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be categorized as "well capitalized," the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the following table. The Bank's capital amounts and classification are subject to review by federal regulators regarding components, risk-weightings and other factors. There are no conditions or events since March 31, 2004 that we believe have changed the Bank's category.

        Since 1997, the Bank has committed to the OTS to maintain a core capital (leverage) ratio and a total risk-based capital ratio of at least 9.00% and 13.00%, respectively. The Bank continues to be in compliance with this commitment as well as with the regulatory capital requirements of general applicability (as indicated in the table below). In addition during 2002, we committed to maintain our investment in mortgage servicing rights at approximately 50% of stockholders' equity on a consolidated basis and 60% of core capital (before any deduction thereto for mortgage servicing rights) at the Bank. On a consolidated basis, our investment in mortgage servicing rights is below the committed level and represented 46% of stockholder's equity at March 31, 2004. At the Bank, mortgage servicing rights remain slightly above the committed level, amounting to 65% of core capital at March 31, 2004. We regularly review actual results with the OTS.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2004
                             (Dollars in thousands)

        The following table summarizes the Bank's actual and required regulatory capital at March 31, 2004:

                                                                                         To be Well
                                                                                       Capitalized for      Committed
                                                               Minimum for Capital    Prompt Corrective      Capital
                                               Actual           Adequacy Purposes     Action Provisions    Requirements
                                         ------------------   -------------------    -------------------   ------------
                                         Ratio     Amount     Ratio       Amount      Ratio      Amount        Ratio
                                         -----   ----------   ------    ---------    -------   ---------   ------------
Stockholders' equity, and ratio to
   total assets.......................   18.08%  $  188,800
Disallowed mortgage servicing rights..              (10,311)
Disallowed deferred tax assets........              (25,508)
Non-includable subsidiary.............                 (838)
Intangible assets (1).................               (3,110)
                                                 ----------
Tier 1 (core) capital and ratio to
   adjusted total assets..............   14.84%     149,033     4.00%   $  40,181      5.00%   $  50,227       9.00%
Non-mortgage servicing rights.........               (1,622)
                                                 ----------
Tangible capital and ratio to
   tangible assets....................   14.70%  $  147,411     1.50%   $  15,044
                                                 ==========

   Tier 1 capital and ratio to
   risk-weighted assets...............   22.37%  $  149,033                            6.00%   $  39,976

Tier 2 capital - Allowance for loan                   4,911
losses................................
Real estate required to be deducted                 (44,126)
                                                 ----------
   (2)................................
Total risk-based capital and ratio to
   risk- weighted assets..............   16.48%  $  109,818     8.00%   $  53,302     10.00%   $  66,627      13.00%
                                                 ==========

Total regulatory assets...............           $1,044,316
                                                 ==========

Adjusted total assets.................           $1,004,533
                                                 ==========

Tangible assets.......................           $1,002,911
                                                 ==========

 Risk-weighted assets..................          $  666,269
                                                 ==========

(1)     Unamortized balance of computer software.

(2) Retail shopping mall, which we originally acquired in satisfaction of a debt and have held in excess of five years.

NOTE 6 NET INTEREST INCOME (EXPENSE) BEFORE PROVISION FOR LOAN LOSSES

For the three months ended March 31,                                         2004            2003
---------------------------------------------------------------------   -------------    ------------
Interest income:
  Interest earning cash and other....................................    $        114    $         50
  Federal funds sold and repurchase agreements.......................             392             318
  Trading securities.................................................           3,238           4,865
  Loans..............................................................             460             372
  Match funded loans and securities..................................             401           1,152
                                                                         ------------    ------------
                                                                                4,605           6,757
                                                                         ------------    ------------
Interest expense:
  Deposits...........................................................           4,038           4,865
  Securities sold under agreements to repurchase.....................              --               3
  Bonds - match funded agreements....................................           1,027           1,306
  Lines of credit and other secured borrowings.......................           1,208             856
  Notes and debentures...............................................           1,529           2,296
                                                                         ------------    ------------
                                                                                7,802           9,326
                                                                         ------------    ------------

  Net interest income (expense) before provision for loan losses ....    $     (3,197)   $     (2,569)
                                                                         ============    ============

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2004
                             (Dollars in thousands)

NOTE 7 BUSINESS SEGMENT REPORTING

        An operating segment is defined as a component of an enterprise (a) that engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (c) for which discrete financial information is available. A brief description of our segments follows.

        Core Businesses
        . Residential Loan Servicing. Through this business, we provide for a fee, loan servicing, including asset management and resolution services, to third party owners of subprime residential mortgage and "high loan-to-value loans". We acquire the rights to service loans by purchasing them outright or by entering into sub-servicing contracts.

        . OTX. Through this segment we provide technology solutions for the mortgage and real estate industries. OTX products include a residential loan servicing system (REALServicing(TM)), a commercial loan servicing system (REALSynergy(TM)) and an internet-based mortgage loan processing application and vendor management system (REALTransSM).

        . Ocwen Realty Advisors (ORA). Through ORA we provide residential property valuation services.

        . Unsecured Collections. This business conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired at a discount in 1999 and 2000.

        . Business Process Outsourcing. This business segment began operations in December 2002. Business Process Outsourcing provides outsourcing services to third parties and leverages the operational capacity of our facilities in India.

        . Commercial Servicing. This segment now includes the results of both our domestic and international servicing of commercial assets. Previously, domestic commercial servicing was included as a component of the Commercial Finance segment, and the results of our international operations were reported as a separate segment. International servicing is conducted through GSS, our joint servicing venture with Merrill Lynch.

        Non-Core Businesses
        . Commercial Assets. This segment comprised operations to acquire sub-performing commercial loans at a discount, as well as operations to invest in and reposition under-performing real estate assets. No assets have been acquired since 2000. Since then, this business has consisted of the management, repositioning and resolution of the remaining loan and real estate assets.

        . Affordable Housing. Includes our investments, primarily through limited partnerships, in qualified low-income rental housing for the purpose of obtaining Federal income tax credits pursuant to
                Section 42 of the Code. Except to complete those projects in which an investment had already been made, we ceased making investments in properties in 2000.

        . Subprime Finance. In August 1999, we closed our domestic subprime origination business. Previously, activities of this segment included our acquisition and origination of single family residential loans to non-conforming borrowers. We have continued to manage and resolve the remaining non-core assets, which consist primarily of unrated single family subprime residual securities.

        Corporate Items and Other
                This segment includes business activities that are individually insignificant, interest income on cash and cash equivalents, interest expense on corporate assets, gains and losses from debt repurchases and general corporate expenses.

         We allocate interest income and expense to each business segment for the investment of funds raised or funding of investments made. We also make allocations of non-interest expense generated by corporate support services to each business segment.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2004
                             (Dollars in thousands)

         Financial information for our segments is as follows for the dates indicated:

                                                                       Net
                                                                     Interest    Provision        Non-     Pre-Tax
                                                     Non-Interest     Income     for Loan      Interest    Income         Total
                                                       Revenue      (Expense)     Losses        Expense   (Loss) (1)      Assets
                                                     ------------   ---------    ---------    ----------  ----------   -----------
AT OR FOR THE THREE MONTHS ENDED MARCH 31, 2004
CORE BUSINESSES:
  Residential Loan Servicing......................   $     35,274   $  (5,272)   $      --    $   24,255  $    5,747   $   620,443
  OTX.............................................          3,198          --           --         4,969      (1,771)        5,709
  Ocwen Realty Advisors...........................          9,195          (6)          --         7,231       1,958         3,180
  Unsecured Collections...........................          3,479          --           --         2,077       1,401           330
  Business Process Outsourcing....................          2,155          (3)          --         1,755         397         1,565
  Commercial Servicing............................          3,531          --           --         3,306         224        13,181
                                                     ------------   ---------    ---------    ----------  ----------   -----------
                                                           56,832      (5,281)          --        43,593       7,956       644,408
                                                     ------------   ---------    ---------    ----------  ----------   -----------
Non-core businesses:
  Commercial Assets...............................        (2,295)        (293)        (509)        1,162      (3,241)       99,104
  Affordable Housing..............................            --         (411)         (29)          592        (973)       44,551
  Subprime Finance................................           171        2,741           --           408       2,504        41,123
                                                     -----------    ---------    ---------    ----------  ----------   -----------
                                                          (2,124)       2,037         (538)        2,162      (1,710)      184,778
                                                     -----------    ---------    ---------    ----------  ----------   -----------

Corporate Items and Other.........................         4,180           47            7         3,715         506       421,074
                                                     -----------    ---------    ---------    ----------  ----------   -----------
                                                     $    58,888    $  (3,197)   $    (531)   $   49,470  $    6,752   $ 1,250,260
                                                     ===========    =========    =========    ==========  ==========   ===========

At or for the three months ended March 31, 2003 Core businesses:

  Residential Loan Servicing......................   $     30,583   $  (4,887)   $      --    $  16,449   $    9,248   $   590,105
  OTX.............................................          2,473          --           --        5,774       (3,301)        6,826
  Ocwen Realty Advisors...........................          3,821          (3)          --        2,803        1,015           869
  Unsecured Collections...........................          2,852          --           --        1,535        1,317           178
  Business Process Outsourcing....................            350          --           --          269           81           214
  Commercial Servicing............................          1,506         (22)          --        2,864       (1,381)       10,717
                                                     ------------   ---------    ---------    ---------   ----------   -----------
                                                           41,585      (4,912)          --       29,694        6,979       608,909
                                                     ------------   ---------    ---------    ---------   ----------   -----------
Non-core businesses:
  Commercial Assets...............................          1,165      (2,300)         (84)       1,378       (2,428)      195,964
  Affordable Housing..............................             63        (837)         145        1,361       (2,280)       67,799
  Subprime Finance................................           (605)      4,487           --       11,367       (7,485)       37,425
                                                     ------------   ---------    ---------    ---------   ----------   -----------
                                                              623       1,350           61       14,106      (12,193)      301,188
                                                     ------------   ---------    ---------    ---------   ----------   -----------

Corporate Items and Other.........................            175         993          105        2,721       (3,188)      331,950
                                                     ------------   ---------    ---------    ---------   ----------   -----------
                                                     $     42,383   $  (2,569)   $     166    $  46,521   $   (8,402)  $ 1,242,047
                                                     ============   =========    =========    =========   ===========  ===========

(1)      Income (loss) before minority interest and income taxes.

NOTE 8 COMMITMENTS AND CONTINGENCIES

        OCN and certain of its affiliates, including the Bank, have been named as defendants in a number of purported class action lawsuits challenging the Bank's mortgage servicing practices. The lawsuits allege that the defendants violated federal and state statutes, including the federal Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act and state deceptive trade practices statutes, and assert common law claims. The lawsuits seek actual and punitive damages, and injunctive and other relief. These lawsuits have been consolidated into a single proceeding before the United States District Court for the Northern District of Illinois, under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604. The consolidated action is at an early stage of proceedings and the court has not yet considered a motion for class certification. We are defending and intend to continue to defend the consolidated action vigorously. While the outcome of litigation is always uncertain, we believe that we have meritorious legal and factual defenses to all of the claims in the consolidated action.

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

OVERVIEW OF RISKS AND RELATED CRITICAL ACCOUNTING POLICIES

        For the past several years, we have been undergoing a fundamental transition in the nature of our business. In late 1999 and early 2000, we began to execute a strategic plan to shift our business activities away from capital-intensive businesses involving the purchase or origination of loans, real estate and related assets toward less capital-intensive businesses that generate fee-based revenues. As a result, we generally ceased to originate loans or invest in assets in certain of our business segments ("non-core businesses") unless we were contractually committed to do so. However, we continue actively to manage and resolve the remaining assets in these segments. As of March 31, 2004, our core and non-core businesses were as follows:

          Core Businesses                      Non-Core Businesses
          ---------------                      -------------------
          Residential Loan Servicing           Commercial Assets
          Ocwen Technology Xchange ("OTX")     Affordable Housing
          Ocwen Realty Advisors ("ORA")        Subprime Finance
          Unsecured Collections
          Business Process Outsourcing
          Commercial Servicing

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

        Principal Risk Factors. We included a discussion of the principal risk factors that relate to our businesses and may affect future results on pages 14 through 17 of Management's Discussion and Analysis of Operations and Financial Conditions in our Annual Report on Form 10-K for the year ended December 31, 2003.

        Critical Accounting Policies. Our strategies to exit non-core businesses and expand our core businesses are affected by risks in the marketplace. Further, our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of these risks, or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks, and an understanding of these policies is fundamental to understanding Management's Discussion and Analysis of Results of Operations and Financial Condition. We summarize our more subjective and complex accounting policies as they relate to our overall business strategy on pages 17 and 18 of Management's Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2003. We discuss our significant accounting policies in detail in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

BANKING OPERATIONS

        The Bank operates one bank branch in Fort Lee, New Jersey. This location, which provides most of our retail banking services, is primarily focused on the issuance of retail certificates of deposit that serve as a supplementary source of financing for us. We do not conduct loan origination activities in the Fort Lee branch. In prior years, we had also issued brokered certificates of deposit from our offices in West Palm Beach, Florida. However, we ceased the issuance of brokered deposits in the summer of 2000 and have since paid off our maturing brokered deposits as they have come due.

        We currently operate several of our core businesses primarily in the
Bank: Residential Loan Servicing, ORA and portions of Unsecured Collections. In addition, our non-core Affordable Housing business operates in the Bank, as does a portion of our non-core Commercial Finance business. Despite the reduction in our reliance on brokered certificates of deposit as a funding source, the retail deposits issued by our banking operation continue to provide an important source of financing for these business activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)
        (Dollars in thousands, except share data)

        The following discussion of our consolidated financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

        The following tables present selected consolidated financial information at the dates and for the periods indicated.

                                                                                               Increase (Decrease)
                                                                March 31,      December 31,   ---------------------
                                                                  2004             2003            $              %
                                                              -------------   --------------   --------   ----------
Financial Condition Data
Total assets..............................................    $   1,250,260   $  1,240,118     $ 10,142            1%
   Trading securities, at fair value......................    $      46,197   $     49,520     $ (3,323)          (7)%
   Real estate............................................    $      69,464   $    103,943     $(34,479)         (33)%
   Loans, net.............................................    $      29,234   $     28,098     $  1,136            4%
   Match funded assets, net...............................    $     144,017   $    130,087     $ 13,930           11%
   Advances on loans and loans serviced for others........    $     322,843   $    374,769     $(51,926)         (14)%
   Mortgage servicing rights..............................    $     152,076   $    166,495     $(14,419)          (9)%
   Receivables............................................    $      77,002   $     88,157     $(11,155)         (13)%
   Other assets...........................................    $      40,219   $     33,607     $  6,612           20%
Total liabilities.........................................    $     920,633   $    921,574     $   (941)          --%
   Deposits...............................................    $     508,238   $    446,388     $ 61,850           14%
   Escrow deposits........................................    $     120,681   $    116,444     $  4,237            4%
   Bonds-match funded agreements..........................    $     128,166   $    115,394     $ 12,772           11%
   Lines of credit and other secured borrowings...........    $      79,527   $    150,384     $(70,857)         (47)%
   Notes and debentures (1)...............................    $      56,249   $     56,249     $     --           --%
Stockholders' equity......................................    $     328,235   $    317,258     $ 10,977            3%

                                                                   At or for the Three Months Ended March 31,
                                                              ---------------------------------------------------
                                                                                          Favorable/(Unfavorable)
                                                                                          -----------------------
                                                                 2004           2003          $             %
                                                              ----------   -----------    ---------   -----------
Operations Data
Net income (loss).........................................    $    6,762   $    (8,446)   $  15,208           180%
Non-interest revenue......................................    $   58,888   $    42,383    $  16,505            39%
Net interest income (expense) (1).........................    $   (3,197)  $    (2,569)   $    (628)          (24)%
Provision for loan losses.................................    $     (531)  $       166    $     697           420%
Non-interest expense......................................    $   49,470   $    46,521    $  (2,949)           (6)%
Distributions on Capital Securities (1)...................    $       --   $     1,529    $   1,529           100%
Income tax expense........................................    $       11   $       307    $     296            96%

Net income (loss) per share:
 Basic and diluted........................................    $     0.10   $     (0.13)   $    0.23           177%

Key Ratios
Annualized return on average assets.......................          2.18%        (2.72)%        N/A           180%
Annualized return on average equity.......................          8.39%       (10.92)%        N/A           177%
Efficiency ratio (2)......................................         87.99%       117.34%         N/A            25%
Tier 1 (core) capital ratio...............................         14.84%        13.46%         N/A            10%
Total risk-based capital ratio............................         16.48%        19.61%         N/A            16%

(1) Effective with our adoption of SFAS No. 150 on July 1, 2003, we reclassified our $56,249 balance of 10.875% Capital Securities to notes and debentures. Distributions for the first quarter of 2004 amounted to $1,529 and are included with interest expense.

(2) The efficiency ratio represents non-interest expense divided by the sum of net interest income or expense after provision for loan losses and non-interest revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)
        (Dollars in thousands, except share data)

RESULTS OF OPERATIONS

        General. We recorded net income of $6,762 for the first quarter of 2004, as compared to a net loss of $(8,446) for the first quarter of 2003. Our earnings per share were $0.10 for the first quarter of 2004, as compared to a loss per share of $(0.13) for the first quarter of 2003.

        Our core businesses recorded combined pre-tax income of $7,956 in the first quarter of 2004, an increase of $977 or 14% as compared to the first quarter of 2003. The decline in Residential Loan Servicing income was more than offset by improvements in our other core businesses. Our non-core business segments incurred a pre-tax loss of $(1,710) in the first quarter of 2004 as compared to a pre-tax loss of $(12,193) for the first quarter of 2003. This improvement in the combined results of our non-core segments is largely due to the $10,000 charge in the first quarter of 2003 related to settlement of the Admiral Home Loan arbitration. Results of our Corporate Items and Other segment for the first quarter of 2004 also improved over 2003 and include $3,675 of interest income on a federal tax refund claim. We discuss these segment results in detail in our review of segment profitability, which follows.

        Segment Profitability. In general, we have ceased conducting any new business activities related to our non-core businesses, although we are actively engaged in the sale or other resolution of the remaining non-core assets. These assets are comprised of loans, real estate, securities held in our residual and subordinate trading portfolio and affordable housing properties.

        The following tables present the income (loss) and total assets for each of our reportable segments at and for the dates indicated:

                                                  Pre Tax Income (Loss) (1)
                                                  -------------------------
For the three months ended March 31,                 2004           2003
-----------------------------------------------   ----------     ----------
Core businesses:
    Residential Loan Servicing.................   $    5,747     $    9,248
    OTX........................................       (1,771)        (3,301)
    Ocwen Realty Advisors......................        1,958          1,015
    Unsecured Collections......................        1,401          1,317
    Business Process Outsourcing...............          397             81
    Commercial Servicing.......................          224         (1,381)
                                                  ----------     -----------
                                                       7,956          6,979
                                                  ----------     ----------
Non-core businesses:
    Commercial Assets..........................       (3,241)        (2,428)
    Affordable Housing.........................         (973)        (2,280)
    Subprime Finance...........................        2,504         (7,485)
                                                  ----------     ----------
                                                      (1,710)       (12,193)
                                                 -----------     ----------

Corporate Items and Other......................          506         (3,188)
                                                  ----------     ----------
                                                  $    6,752     $   (8,402)
                                                  ==========     ==========

(1)     Income (loss) before minority interest and income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)
        (Dollars in thousands, except share data)

                                                            Total Assets
                                                     ---------------------------
                                                       March 31,    December 31,
                                                         2004           2003
                                                     -----------    ------------
Core businesses:
    Residential Loan Servicing...................    $   620,443    $    672,779
    OTX..........................................          5,709           5,290
    Ocwen Realty Advisors........................          3,180           1,056
    Unsecured Collections........................            330             323
    Business Process Outsourcing.................          1,565           1,010
    Commercial Servicing.........................         13,181           5,241
                                                     -----------    ------------
                                                         644,408         685,699
                                                     -----------    ------------
Non-core businesses:
    Commercial Assets............................         99,104         133,015
    Affordable Housing...........................         44,551          48,974
    Subprime Finance.............................         41,123          39,162
                                                     -----------    ------------
                                                         184,778         221,151
                                                     -----------    ------------
Corporate Items and Other........................        421,074         333,268
                                                     -----------    ------------
                                                     $ 1,250,260    $  1,240,118
                                                     ===========    ============

        The following table summarizes our remaining investment in non-core assets, which are included in the total asset amounts presented above:

                                                          Non-Core Assets
                                                    --------------------------
                                                      March 31,   December 31,
                                                         2004         2003
                                                    -----------   ------------
Non-core businesses:
    Commercial Assets............................   $    96,033   $    126,401
    Affordable Housing ..........................        11,763         13,955
    Subprime Finance.............................        38,307         38,973
    Corporate Items and Other....................         2,924          2,963
                                                    -----------   ------------
                                                    $   149,027   $    182,292
                                                    ===========   ============

        The following is a discussion of pre-tax income (loss) before minority interest, income taxes and effect of change in accounting principle for each of our reportable business segments.

        Residential Loan Servicing. Through this core business, we provide for a fee, loan servicing, including asset management and resolution services, to third party owners of subprime residential mortgage and "high loan to value" loans. We acquire the rights to service loans by purchasing them outright or by entering into sub-servicing contracts. Results for the first quarter of 2004 as compared to the same period of 2003 reflect growth in the volume of mortgage loans serviced, as shown in the table below, continuing earnings pressure from current low interest rates and rising prepayments in our servicing portfolio.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)
        (Dollars in thousands, except share data)

Selected information

                                                                             2004           2003
                                                                         ------------   ------------
Number of loans at March 31...........................................        352,078        325,408
Unpaid principal balance at March 31..................................   $ 36,577,269   $ 30,208,128
Average unpaid principal balance for the three months ended March 31..   $ 36,882,231   $ 30,335,450

For the three months ended March 31,
Pre-tax income (loss).................................................   $      5,747   $      9,248
Net interest expense..................................................   $      5,272   $      4,887
Servicing and related fees:
   Fees...............................................................   $     67,905   $     57,350
   Amortization of servicing rights...................................   $    (25,661)  $    (21,179)
   Compensating interest expense......................................   $     (8,211)  $     (5,964)
Non-interest expense..................................................   $     24,255   $     16,449

        . The increase in fees during the first quarter of 2004, as compared to the same period of 2003, is primarily the result of volume growth. Earnings on float balances have increased as a result of volume growth, but these earnings remain low due to low short-term interest rates. The yield we earned on float balances averaged 1.11% and 1.13% during the first quarter of 2004 and 2003, respectively. See "Non-Interest Income - Servicing and Related Fees" for a detail of the principal components of servicing and related fees.

        . The rate of amortization on servicing rights has increased in response to increased projected prepayment volumes. The balance of mortgage servicing rights declined during the first quarter of 2004 as amortization exceeded purchases by $14,419.

        . The increase in compensating interest expense on loans repaid before the end of a calendar month reflect higher prepayments in our servicing portfolio.

        . The increase in non-interest expense is primarily the result of an increase in the average number of employees assigned to this segment (both in the U.S. and India) and our reassumption of certain collection activities which were previously outsourced to a third-party vendor. The average number of employees increased from 1,281 in the first quarter of 2003 to 1,439 in the first quarter of 2004. Our workforce in India assigned to this segment averaged 729 and 634 during the first quarter of 2004 and 2003, respectively.

        . The increase in other operating expenses is due in large part to a $1,393 increase in the provision for uncollectible advances and other servicing related receivables.

        OTX. Through this core segment we provide technology solutions for the mortgage and real estate industries. OTX products include a residential loan servicing system (REALServicing), a commercial loan servicing system (REALSynergy) and an internet-based mortgage loan processing application and vendor management system (REALTrans).

Selected information

For the three months ended March 31,                       2004         2003
------------------------------------------------------  ----------   ----------
Pre-tax income (loss).................................  $   (1,771)  $   (3,301)
Non-interest income...................................  $    3,198   $    2,473
Non-interest expense..................................  $    4,969   $    5,774

        . Our REALServicing product accounted for $1,417 of the $1,530 decline in pre-tax loss for the first quarter of 2004. The loss from REALSynergy declined by $376, while the loss from REALTrans increased by $310.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)
        (Dollars in thousands, except share data)

        Ocwen Realty Advisors. Through ORA we provide residential property valuation services.

Selected information

For the three months ended March 31,                       2004          2003
-----------------------------------------------------   ----------    ----------
Pre-tax income (loss)................................   $    1,958    $    1,015
Property valuation fees..............................   $    9,195    $    3,821
Non-interest expense:
    Appraisal expenses...............................   $    7,095    $    2,136
    Other............................................   $      136    $      667
Gross margin.........................................   $    2,101    $    1,685

        . The increase in property valuation fees and appraisal expenses reflects a significant increase in the volume of property valuation services performed, primarily as a result of the contract we entered into in September 2003 to service residential REO properties for The U.S. Department of Veterans Affairs (the "VA").

        Unsecured Collections. This core business conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired at a discount in 1999 and 2000. We accounted for our collections of our unsecured credit card receivables portfolio under the cost recovery method through the end of 2001 when we reduced the net book value of our unsecured receivables to zero as a result of collections and additional reserves. Beginning in 2002, income on that portfolio is recognized as cash is collected.

Selected information

For the three months ended March 31,                                   2004         2003
---------------------------------------------------------------   ----------    ----------
 Pre-tax income (loss).........................................   $    1,401    $    1,317
 Non-interest income:
     Third-party collection fees...............................   $    2,978    $    1,959
     Recoveries of unsecured credit card receivables owned.....   $      473    $      856
     Other.....................................................   $       28    $       37
 Non-interest expense..........................................   $    2,077    $    1,535

        Business Process Outsourcing. Business Process Outsourcing provides outsourcing services to third parties and leverages the operational capacity of our facilities in India. This business segment began operations in December 2002. Results reflect the initiation of new outsourcing contracts in the third quarter of 2003.

Selected information

For the three months ended March 31,                         2004     2003
----------------------------------------------------   ----------   ----------
Pre-tax income (loss)...............................   $      397   $       81
Non-interest income.................................   $    2,155   $      350
Non-interest expense................................   $    1,755   $      269

        Commercial Servicing. This segment now includes the results of both our domestic and international servicing of commercial assets. Previously, domestic commercial servicing was included as a component of the Commercial Finance segment, and the results of our international operations was reported as a separate segment. International servicing is conducted through GSS, our joint servicing venture with Merrill Lynch. As of the end of 2003, our two offices in Tokyo, Japan and Taipei, Taiwan were fully operational. We are also in the process of establishing offices in other locations, including the United Kingdom, China, Germany and Canada.

Selected information

For the three months ended March 31,                       2004         2003
Pre-tax income (loss)...............................   $      224   $   (1,381)
Servicing and related fees..........................   $    3,498   $    1,333
Non-interest expense................................   $    3,306   $    2,864

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)
        (Dollars in thousands, except share data)

        Commercial Assets. Results for this non-core segment reflect our continuing exit from our loan and real estate businesses. We have not purchased any commercial assets since 2000. With the exception of loans made to facilitate the sale of our own assets, we have also not originated any loans since 2000. See "Changes in Financial Condition - Loans, Net." Since then, this business has consisted of the management, repositioning and resolution of the remaining non-core assets. At March 31, 2004, the $96,033 of non-core assets remaining in this business consisted of eight loan and real estate assets and an unrated subordinate security with a fair value of $2,577. These eight assets consisted of three loans totaling $24,677 and five real estate assets totaling $68,779. In January 2004, we sold the office building, which had a carrying value of $37,553 at December 31, 2003. We also issued a mezzanine loan to the buyer in the amount of $15,500 in order to facilitate this sale. While we believe that additional sales will occur during 2004, it is probable that some properties will not be sold until 2005 or later.

Selected information

For the three months ended March 31,                         2004         2003
Pre-tax income (loss)...............................   $   (3,241)   $   (2,428)
Net interest expense................................   $      293    $    2,300
Provision for loan losses...........................   $     (509)   $      (84)
Non-interest income.................................   $   (2,295)   $    1,165
Non-interest expense................................   $    1,162    $    1,378

        . The decline in net interest expense reflects a decline in real estate assets, which do not earn interest but are financed with interest-bearing liabilities, and an overall decline in corporate interest expense.

        . Non-interest income for the first quarter of 2004 includes a $1,900 impairment charge on our shopping center in Halifax, Nova Scotia and a $591 loss on the sale of our office building in Jacksonville, Florida.

        . The negative provision for loan losses in the first quarter of 2004 primarily resulted from a decline in non-performing loans. See "Provision for Loan Losses".

        Affordable Housing. Historically, we invested in affordable housing properties primarily through a series of limited partnerships. Except to complete those projects in which an investment had already been made, we ceased making investments in properties in 2000 as part of our shift in strategy to fee-based businesses and because the volume of tax credits being generated was exceeding our ability to utilize them effectively. Since that time, we have been marketing these properties for sale. Our investment in affordable housing properties consists of four properties and amounted to $8,151 and $7,410 at March 31, 2004 and December 31, 2003, respectively. In addition, this segment has $3,612 of loans outstanding to limited partnership properties that we do not consolidate in our financial statements. Subsequent to March 31, 2004, we entered into a contract to sell three of the four remaining properties. This transaction is in the due diligence phase and has not yet closed. We anticipate that new sources of financing will be established to repay the remaining loan balances. We regularly assess the carrying value of our remaining assets and provide additional loss reserves as appropriate. At March 31, 2004, our combined reserves associated with affordable housing properties and loans amounted to 57% of the remaining book value of such assets as compared to 55% at December 31, 2003.

Selected information

For the three months ended March 31,                                    2004        2003
---------------------------------------------------------------   ----------   ----------
Pre-tax income (loss)..........................................   $     (973)  $   (2,280)
Net interest expense...........................................   $      411   $      837
Provision for loan losses......................................   $      (29)  $      145
Loss (gain) on investments in affordable housing properties....   $      (38)  $      370

        . Net interest expense has declined primarily because of a decline in the assets of this segment, most of which do not earn interest.

        . The loss on investments in affordable housing properties for the first quarter of 2003 includes $432 of charges for estimated losses from the future sales of properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)
        (Dollars in thousands, except share data)

        Subprime Finance. We were engaged in domestic subprime residential lending prior to ceasing originations in August of 1999; however, we have continued to manage and resolve the remaining non-core assets. At March 31, 2004, the non-core assets remaining in this business consisted primarily of unrated single family subprime residual trading securities with a fair value of $38,218. These securities are presently generating income and return of principal through cash flows. See "Changes in Financial Condition - Trading Securities."

Selected information

For the three months ended March 31,                        2004        2003
------------------------------------------------------   ---------   ----------
Pre-tax income (loss).................................   $   2,504   $   (7,485)
Interest income.......................................   $   3,072   $    4,831
Interest expense......................................   $     331   $      344
Gain (loss) on trading securities, net................   $    (784)  $     (605)
Non-interest expense..................................   $     408   $   11,367

        . The decrease in interest income is largely the result of a decline in cash flow distributions received on single family unrated subprime residual securities.

        . The $10,959 decline in non-interest expense in the first quarter of 2004 compared to 2003 is primarily due to the $10,000 charge recorded during the first quarter of 2003 related to the conclusion of the Admiral Home Loan arbitration.

        Corporate Items and Other. Pre-tax results for this segment include business activities that are individually insignificant, interest income on cash and cash equivalents, interest expense on corporate assets, gains and losses from debt repurchases, and general corporate expenses. The table below presents the more significant amounts included in each of the periods indicated.

Selected information

For the three months ended March 31,                         2004         2003
Pre-tax income (loss).................................   $     506   $   (3,188)
Net interest expense..................................   $     324   $      695
Corporate and technology expenses.....................   $   3,084   $    2,876
Other income..........................................   $   3,914   $      383

        . Effective with our adoption of SFAS No. 150 effective July 1, 2003, distributions on our Capital Securities are reported in the consolidated statement of operations as interest expense beginning in the third quarter of 2003. For purposes of this analysis, net interest expense includes distributions on Capital Securities for all periods. Distributions on Capital Securities were $1,529 for the first quarter of both 2004 and 2003.

        . Other income for the first quarter of 2004 includes $3,675 of interest income on a federal income tax refund claim. See "Changes in Financial Condition - Receivables" for additional information regarding this claim.

        See Note 7 to the Interim Consolidated Financial Statements, for additional information related to our operating segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)
       (Dollars in thousands, except share data)

         Non-Interest Revenue. The following table sets forth the principal components of our non-interest income during the periods indicated:

For the three months ended March 31,                                  2004                2003
--------------------------------------------------------------  ---------------      ------------
Servicing and related fees..................................... $        42,121      $     33,781
Vendor management fees.........................................          13,173             6,588
Gain (loss) on trading and match funded securities, net........            (643)             (423)
Valuation gains (losses) on real estate........................          (1,851)              298
Gain (loss) on sales of real estate............................            (541)               79
Operating income (losses) from real estate.....................               8               772
Other income...................................................           6,621             1,288
                                                                ---------------      ------------
                                                                $        58,888      $     42,383
                                                                ===============      ============

        Servicing and Related Fees. Our servicing and related fees are primarily comprised of fees we earned from investors for servicing residential mortgage loans on their behalf. The following table sets forth the principal components of our servicing and related fees by segment for the periods indicated:

For the three months ended March 31,                 2004          2003
---------------------------------------------    ------------   ------------
Residential Loan Servicing:
Loan servicing and related fees:
   Loan servicing fees (1)....................   $     45,947   $     39,610
   Late charges...............................         11,369          8,890
   Interest on custodial accounts (2).........          3,013          1,839
   Compensating interest expense (3)..........         (8,211)        (5,964)
   Amortization of servicing rights (4).......        (25,661)       (21,179)
   Other, net.................................          1,301          1,857
                                                 ------------   ------------
                                                       27,758         25,053
Other fees:
   Default servicing fees.....................            945            973
   Retail banking fees........................          2,085          1,726
   Other......................................          3,245          2,455
                                                 ------------   ------------
                                                       34,033         30,207
                                                 ------------   ------------
Other Segments:
Loan servicing and related fees:
   Loan servicing fees (1)....................          3,345          2,317
   Late charges...............................            295            319
   Other, net (5).............................          3,469            842
                                                 ------------   ------------
                                                        7,109          3,478

Other fees....................................            979             96
                                                 ------------   ------------
                                                        8,088          3,574
                                                 ------------   ------------
                                                 $     42,121   $     33,781
                                                 ============   ============

(1) The increase in loan servicing fees during 2004 as compared to 2003 is largely due to the growth in residential loans we serviced for others. The average unpaid principal balance of all loans we serviced during the three months ended March 31, 2004 and 2003 amounted to $37,591,241 and $31,423,966, respectively.

(2) Interest we earned on custodial accounts during the holding period between collection of borrower payments and remittance to investors. These custodial accounts are held by an unaffiliated bank and are excluded from our statement of financial condition. The average balances held in these custodial accounts were approximately $1,081,718 and $653,145 for the first quarters of 2004 and 2003, respectively.

(3) A servicer of securitized loans is typically obligated to pay the securitization trust the difference between a full month of interest and the interest collected on loans that are repaid before the end of a calendar month. The increase in compensating interest expense reflects volume growth and an increase in loan prepayments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)
       (Dollars in thousands, except share data)

(4) The increase in amortization expense during 2004 as compared to 2003 reflects an increase in the rate of amortization to reflect projected prepayment volumes on subprime residential mortgage loans. See "Changes in Financial Condition - Mortgage Servicing Rights".

(5) Includes $2,155 and $350 of fees earned by our Business Process Outsourcing segment for the first quarter of 2004 and 2003, respectively.

        The following table sets forth loans we serviced at the dates indicated:


                                                            Loans (1)                   REO (2)                      Total
                                                   -------------------------   -------------------------   -------------------------
                                                     Amount         Count        Amount         Count        Amount         Count
                                                   -----------   -----------   -----------   -----------   -----------   -----------
Residential Loan Servicing
--------------------------

March 31, 2004:
   Performing (3) ...............................  $30,805,084       278,948   $        --            --   $30,805,084       278,948
   Non-performing (3) ...........................    4,364,941        52,346     1,407,244        20,784     5,772,185        73,130
                                                   -----------   -----------   -----------   -----------   -----------   -----------
                                                   $35,170,025       331,294   $ 1,407,244        20,784   $36,577,269       352,078
                                                   ===========   ===========   ===========   ===========   ===========   ===========
December 31, 2003:
   Performing (3) ...............................  $32,413,747       293,007   $        --            --   $32,413,747       293,007
   Non-performing (3) ...........................    4,306,047        52,585       977,564        14,000     5,283,611        66,585
                                                   -----------   -----------   -----------   -----------   -----------   -----------
                                                   $36,719,794       345,592   $   977,564        14,000   $37,697,358       359,592
                                                   ===========   ===========   ===========   ===========   ===========   ===========
Commercial Servicing
--------------------

March 31, 2004:
   Performing (3) ...............................  $   385,463           231   $        --            --   $   385,463           231
   Non-performing (3) ...........................       99,436           167        83,118            37       182,554           204
                                                   -----------   -----------   -----------   -----------   -----------   -----------
                                                   $   484,899           398   $    83,118            37   $   568,017           435
                                                   ===========   ===========   ===========   ===========   ===========   ===========
December 31, 2003:
   Performing (3) ...............................  $   437,011           262   $        --            --   $   437,011           262
   Non-performing (3) ...........................      293,856           240        85,290            40       379,146           280
                                                   -----------   -----------   -----------   -----------   -----------   -----------
                                                   $   730,867           502   $    85,290            40   $   816,157           542
                                                   ===========   ===========   ===========   ===========   ===========   ===========

(1) Subprime loans represent residential loans we service which were made by others to borrowers who generally did not qualify under guidelines of the Fannie Mae and Freddie Mac ("nonconforming loans"). At March 31, 2004 we serviced 249,953 subprime loans with a total unpaid principal balance of $29,337,626, as compared to 257,089 subprime loans with an unpaid principal balance of $30,563,123 at December 31, 2003.

(2) Included $915,948 and $480,388 of residential REO properties serviced for the VA at March 31, 2004 and December 31, 2003, respectively.

(3) Non-performing loans serviced for others have been delinquent for 90 days of more. Performing loans serviced for others are current or have been delinquent for less than 90 days.

        Vendor Management Fees. Vendor management fees are primarily comprised of property valuation fees earned by our ORA segment, as well as fees earned from vendors in the REALTrans network. The increase in vendor management fees primarily reflects an increase in the volume of valuation services performed by ORA, primarily as a result of the VA contract. See "Segment Profitability - Ocwen Realty Advisors".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)
       (Dollars in thousands, except share data)

        Gain (Loss) on Trading and Match Funded Securities, Net. Gain (loss) on trading and match funded securities, net, includes both unrealized gains (losses) on securities and realized gains (losses) resulting from sales thereof. For the first quarter of 2004 and 2003, we recorded a net loss of $(643) and $(423), respectively. These losses were primarily the result of net unrealized losses on unrated subprime residual and subordinate securities.

        Valuation Gains (Losses) on Real Estate. We regularly assess the value of our remaining real estate assets and provide additional loss reserves or impairment charges as appropriate. Valuation gains (losses) on real estate amounted to $(1,851) and $298 for the first quarter of 2004 and 2003, respectively. During the first quarter of 2004, we recorded a $1,900 charge to reflect a loss in fair value on our retail shopping center located in Halifax, Nova Scotia.

        Gain (Loss) on Sales of Real Estate. Net gains (losses) we recorded on sales of our real estate amounted to ($541) and $79 for the first quarter of 2004 and 2003, respectively. The loss in the first quarter of 2004 is primarily the result of a ($591) loss on the sale of our office building located in Jacksonville, Florida.

        Operating Income (Loss) from Real Estate. Operating results of our real estate include rental income, depreciation expense, and operating expenses associated with holding and maintaining the properties. The decline in operating income in the first quarter of 2004 as compared to 2003 is partly due to sales of commercial real estate properties. Only three commercial properties remain at March 31, 2004. Operating income for the first quarter of 2003 also included $353 of equity in earnings of loans accounted for as investments in real estate, which were fully repaid as of December 31, 2003.

        Other Income. The following table sets forth the principal components of other income by segment for the periods indicated:

For the three months ended March 31,                  2004           2003
------------------------------------------------   ----------     ----------
Residential Loan Servicing......................   $      315     $        3
OTX                                                       911            167
Unsecured Collections (1).......................          503            896
Commercial Servicing............................           33            172
Commercial Assets...............................           45             21
Subprime Finance................................          956             --
Corporate Items and Other (2)...................        3,858             29
                                                   ----------     ----------
                                                   $    6,621     $    1,288
                                                   ==========     ==========

(1) Primarily comprised of collections of credit card receivables accounted for under the cost recovery method, which amounted to $473 and $856 during the first quarter of 2004 and 2003, respectively.

(2) Includes $3,675 of interest income recorded during the first quarter of 2004 on a federal tax refund claim due from the Internal Revenue Service ("IRS"). Our policy is to recognize interest income on income tax receivable balances upon receipt of a written finding from the IRS agent that validates our claim. See "Changes in Financial Condition - Receivables".

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

        Our net interest income and net interest margin began declining in 2000. This trend reflects a decline in the ratio of interest-earning assets to interest-bearing liabilities, which has fallen from 98% for 1999 to 41% for the first quarter of 2004. Both our acquisition of OAC in 1999 and our change in strategic direction from capital-intensive businesses to fee-based sources of income have contributed to an increase in the relative amount of non-interest-earning assets (such as real estate, advances on loans serviced for others and mortgage servicing rights) that are funded by interest-bearing liabilities. We expect this trend to continue as we dispose of our remaining non-core assets, a portion of which are interest-bearing, and increase non-interest-earning assets of our core businesses. While it has no impact on consolidated net income, the reclassification of our 10.875% Capital Securities to interest-bearing liabilities on July 1, 2003 as a result of our adoption of SFAS No. 150 does have a negative impact on net interest income, margin and spread. At the same time, our redemption of the remaining $33,065 balance of 12% subordinated debentures on September 30, 2003, the repayment of the remaining $43,475 of 11.875% notes on October 1, 2003 (the maturity date) and the continuing reduction in brokered certificates of deposit all have a positive impact on net interest income, spread and margin.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. - (Continued)
       (Dollars in thousands, except share data)

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

For the three months ended March 31,                                 2004                                    2003
--------------------------------------------------   -----------------------------------    -------------------------  -------
                                                                   Interest      Average                    Interest   Average
                                                       Average      Income/      Yield/       Average        Income/    Yield/
                                                       Balance      Expense       Rate        Balance       Expense     Rate
                                                     -----------   ---------    --------    -----------    ----------  -------
Average Assets:
Interest earning cash and other....................  $    35,552   $     114        1.28%   $    11,951    $       50     1.67%
Federal funds sold and repurchase agreements.......      156,119         392        1.00%       104,680           318     1.22%
Trading securities.................................       48,413       3,238       26.75%        52,973         4,865    36.74%
Loans (1)..........................................       44,715         460        4.11%       101,320           372     1.47%
Match funded loans and securities..................       23,912         401        6.71%        50,048         1,152     9.21%
                                                     -----------   ---------                -----------    ----------
   Total interest earning assets...................      308,711       4,605        5.97%       320,972         6,757     8.42%
                                                                   ---------                               ----------
Advances on loans and loans serviced for others....      355,334                                281,887
Mortgage servicing rights..........................      162,229                                170,818
Match funded advances on loans serviced for others.      102,118                                119,980
Other non-interest earning assets..................      310,905                                349,424
                                                     -----------                            -----------
   Total assets....................................  $ 1,239,297                            $ 1,243,081
                                                     ===========                            ===========

Average Liabilities and Stockholders Equity:
Interest-bearing demand deposits...................  $    24,160          58        0.96%   $    16,630            60     1.44%
Savings deposits...................................        1,719           3        0.70%         1,557             3     0.77%
Certificates of deposit............................      457,104       3,977        3.48%       401,190         4,802     4.79%
                                                     -----------   ---------                -----------    ----------
   Total interest-bearing deposits.................      482,983       4,038        3.34%       419,377         4,865     4.64%
Securities sold under agreements to repurchase.....           --          --          --%         1,000             3     1.20%
Bonds-match funded agreements......................      114,217       1,027        3.60%       143,733         1,306     3.63%
Lines of credit and other secured borrowings.......      102,910       1,208        4.70%        94,738           856     3.61%
Notes and debentures (2)...........................       56,249       1,529       10.87%        76,975         2,296    11.93%
                                                     -----------   ---------                -----------    ----------
   Total interest-bearing liabilities..............      756,359       7,802        4.13%       735,823         9,326     5.07%
                                                                   ---------                               ----------
Escrow deposits....................................      120,889                                 89,779
Other non-interest bearing liabilities.............       38,339                                 50,241
                                                     -----------                            ----------
   Total liabilities...............................      915,587                                875,843
Capital Securities (2).............................           --                                 56,249
Minority interest..................................        1,340                                  1,616
Stockholders' equity...............................      322,370                                309,373
                                                     -----------                            -----------
   Total liabilities and stockholders' equity......  $ 1,239,297                            $ 1,243,081
                                                     ===========                            ===========

Net interest income (expense)......................                $  (3,197)                              $   (2,569)
                                                                   =========                               ==========

Net interest spread................................                                 1.84%                                 3.35%

Net interest margin................................                                (4.14)%                               (3.20)%

Ratio of interest-earning assets to
  interest-bearing liabilities.....................           41%                                    44%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousands, except share data)


For the three months ended March 31,                                                            2004 vs. 2003
--------------------------------------------------------------------------------   -----------------------------------
                                                                                     Favorable (Unfavorable) Variance
                                                                                   -----------------------------------
                                                                                     Rate         Volume       Total
                                                                                   ---------    ---------    ---------
Interest Income from Interest-Earning Assets
Interest earning cash and other ................................................   $     (14)   $      78    $      64
Federal funds sold and repurchase agreements ...................................         (65)         139           74
Trading securities:
   U.S. government and sponsored enterprise securities and CMOs (AAA-rated) ....          83           38          121
   Subordinates and residuals ..................................................      (2,490)         742       (1,748)
Loans ..........................................................................         386         (298)          88
Match funded loans and securities ..............................................        (257)        (494)        (751)
                                                                                   ---------    ---------    ---------
   Total interest income from interest-earning assets ..........................      (2,357)         205       (2,152)
                                                                                   ---------    ---------    ---------
Interest Expense on Interest-Bearing Liabilities
Interest-bearing demand deposits ...............................................          24          (22)           2
Savings deposits ...............................................................          --           --           --
Certificates of deposit ........................................................       1,434         (609)         825
                                                                                   ---------    ---------    ---------
   Total interest-bearing deposits .............................................       1,458         (631)         827
Securities sold under agreements to repurchase .................................          --            3            3
Bonds-match funded agreements ..................................................          14          265          279
Lines of credit and other secured borrowings ...................................        (272)         (80)        (352)
Notes and debentures ...........................................................         187          580          767
                                                                                   ---------    ---------    ---------
   Total interest expense on interest-bearing liabilities ......................       1,387          137        1,524
                                                                                   ---------    ---------    ---------
Favorable (unfavorable) variance, net ..........................................   $    (970)   $     342    $    (628)
                                                                                   =========    =========    =========

        The following table presents a summary of the change in average balances and yields for the first quarters of 2004 and 2003 for each of our interest-earning asset categories:

                                                                                           Annualized
                                                   Average Balance       Increase         Average Yield         Increase
                                                 -------------------    (Decrease)     ------------------      (Decrease)
For the three months ended March 31,               2004       2003           $          2004        2003      Basis Points
----------------------------------------------  ---------  ---------    ----------     -------    -------     ------------
Interest earning cash and other ..............  $ 35,552   $  11,951    $   23,601        1.28%      1.67%             (39)
Federal funds sold and repurchase agreements      156,119    104,680        51,439        1.00%      1.22%             (22)
Trading securities:
  U.S. government and sponsored enterprise
   securities and CMOs (AAA-rated) ...........      5,281     16,119       (10,838)       1.21%     (2.61)%            382
  Subordinates and residuals .................     43,132     36,854         6,278       29.88%     53.94%          (2,406)
Loans, net ...................................     44,715    101,320       (56,605)       4.11%      1.47%             264
Match funded loans and securities ............     23,912     50,048       (26,136)       6.71%      9.21%            (250)
                                                ---------  ---------    ----------
                                                $ 308,711  $ 320,972    $  (12,261)       5.97%      8.42%            (245)
                                                =========  =========    ==========

        o The decline in the average balance of match funded loans and securities was primarily the result of principal repayments received on the loans and the transfer of the match funded securities to residual trading securities during the second quarter of 2003 as a result of the repurchase and retirement of the related match funded debt.
        o The decline in the average yield on subordinates and residual securities is largely the result of lower interest on our U.K. unrated single family subprime residual securities. The increase in our average investment in subordinates and residuals is primarily due to the transfer in the second quarter of 2003 of securities previously reported as match funded, as noted above.

        The following table presents a summary of the change in average balances and rates for the first quarters of 2004 and 2003 for each of our interest-bearing liability categories:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousands, except share data)

                                                                                                    Annualized
                                                            Average Balance       Increase         Average Rate          Increase
                                                       -----------------------   (Decrease)     ------------------      (Decrease)
For the three months ended March 31,                      2004         2003          $            2004      2003       Basis Points
----------------------------------------------------   ----------   ----------   ----------     -------    -------     ------------
Interest-bearing deposits ..........................   $  482,983   $  419,377   $   63,606        3.34%      4.64%            (130)
Securities sold under agreements to repurchase .....         --          1,000       (1,000)       0.00%      1.20%            (120)
Bonds-match funded agreements ......................      114,217      143,733      (29,516)       3.60%      3.63%              (3)
Obligations outstanding under lines of credit ......      102,910       94,738        8,172        4.70%      3.61%             109
Notes and debentures ...............................       56,249       76,975      (20,726)      10.87%     11.93%            (106)
                                                       ----------   ----------   ----------
                                                       $  756,359   $  735,823   $   20,536        4.13%      5.07%             (94)
                                                       ==========   ==========   ==========

    . The increase in the average balance of deposits resulted primarily from an increase in non-brokered certificates of deposit, offset in part by maturing brokered certificates of deposit. We have not issued any new brokered certificates of deposit since 2000 and, at this time, do not intend to issue any such deposits in the foreseeable future. We do however plan to continue to rely on non-brokered deposits as a source of financing. The decline in the average rate earned on deposits reflects the replacement of maturing brokered certificates of deposit with non-brokered certificates of deposit, which have lower rates of interest. See "Changes in Financial Condition - Deposits."

    . The decline in the average balance of notes and debentures outstanding resulted primarily from repurchases and maturities of notes and debentures during 2003, offset in part by the transfer of our $56,249 of 10.875% Capital Securities to notes and debentures effective with the adoption of SFAS No. 150 on July 1, 2003. Distributions on Capital Securities amounted to $1,529 for the first quarter of 2004 and are included in interest expense on notes and debentures. See "Changes in Financial Condition - Notes and Debentures."

        Provisions for Loan Losses. At March 31, 2004, our total net loan balance was $29,234 or 2.3% of total assets. Of this balance, $24,677 represents three non-residential loans held in our Commercial Assets segment and $3,612 represents three multi-family loans held in our Affordable Housing segment. Because of the small number of remaining loans, we are able to perform a specific risk assessment on each loan in the Commercial Assets and Affordable Housing segments. Our risk assessment of loans in the Commercial Assets segment includes a review of the underlying loan collateral, general and local economic conditions, property type risk, borrower's capacity and willingness to pay, and projections of prospective cash flows based on property-specific events. For loans held in our Affordable Housing business, we project the amounts to be realized from the disposition of the property to determine the appropriate allowance for loan losses. We also analyze the historical trends in the gains or losses on disposition and resolution of loans as compared to the allowance for loan losses at the time of disposition and resolution. The results of this analysis are also taken into consideration in evaluating the allowance for loan losses on the remaining loans. The allowance for loan losses is management's best estimate of probable inherent loan losses incurred as of March 31, 2004.

        The following table presents the provisions for loan losses by business segment for the periods indicated:

For the three months ended March 31,         2004        2003
----------------------------------------   --------    --------
Loans:
   Commercial Assets ...................   $   (509)   $    (84)
   Affordable Housing ..................        (29)        145
   Corporate Items and Other ...........          3         113
                                           --------    --------
                                               (535)        174
Match funded loans:
   Corporate Items and Other ...........          4          (8)
                                           --------    --------
                                           $   (531)   $    166
                                           ========    ========

        The negative loan loss provision for the first quarter of 2004 primarily reflects a reduction in non-performing loans in the Commercial Assets segment. Our allowance for loan losses as a percentage of non-performing loans has increased from 38.7% at December 31, 2003 to 68.2% at March 31, 2004. Overall, our allowance as a percentage of loans declined from 23.2% at December 31, 2003 to 16.9% at March 31, 2004. For additional information, see "Changes in Financial Condition - Loans, Net" and "- Allowance for Loan Losses."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousands, except share data)

        Non-Interest Expense. The following table sets forth the principal components of our non-interest expense during the periods indicated:

For the three months ended March 31,                                 2004        2003
----------------------------------------------------------------   --------    --------
Compensation and employee benefits .............................   $ 22,033    $ 17,708
Occupancy and equipment ........................................      3,997       2,830
Technology and communication costs .............................      6,669       4,497
Loan expenses ..................................................      7,927       3,535
Loss (gain) on investments in affordable housing properties ....        (38)        370
Professional services and regulatory fees ......................      5,825      15,284
Other operating expenses .......................................      3,057       2,297
                                                                   --------    --------
                                                                   $ 49,470    $ 46,521
                                                                   ========    ========

        Compensation and Employee Benefits. The following table presents the principal components of compensation and benefits we incurred for the periods indicated:

For the three months ended March 31,     2004       2003
------------------------------------  ---------   ---------
Salaries (1) ......................   $  14,104   $  11,975
Bonuses (2) .......................       2,694       2,870
Payroll taxes .....................       1,734       1,234
Commissions .......................       1,240         392
Insurance .........................         525         520
Severance .........................         908          81
Other (3) .........................         828         636
                                      ---------   ---------
                                      $  22,033   $  17,708
                                      =========   =========

(1)     Salaries include fees paid for the services of temporary employees.

(2) Bonus expense includes compensation related to employee incentive awards of restricted stock and stock options.

(3) Other consists primarily of recruiting expenses, matching contributions to our 401(K) plan and fees paid to directors.

        The increase in compensation and benefits in the first quarter of 2004 was primarily due to increases in salaries, commissions and severance. The increase in salaries and commissions has occurred primarily because of an increase in the average number of our full-time employees, both in the U.S. and our India offices. Our total combined workforce (domestic and international) averaged 2,474 employees in the first quarter of 2004 as compared to 1,839 for the first quarter of 2003. An average of approximately 1,481 and 876 employees were based in our India locations during the first quarter of 2004 and 2003, respectively. Our reassumption of certain collection activities in the Residential Loan Servicing segment which were previously outsourced to a third-party vendor contributed to the growth in headcount and resulting increase in salaries and commissions. Severance for the first quarter of 2004 includes a one-time payment of $750 to the former president of OTX in accordance with the terms of his employment agreement.

        Occupancy and Equipment. The following table presents the principal components of occupancy and equipment costs for the periods indicated:

For the three months ended March 31,          2004        2003
----------------------------------------   ---------    ---------
Postage and mailing ....................   $   1,558    $     999
Rent ...................................         709        1,017
Depreciation ...........................         696          701
Other (1) ..............................       1,034          113
                                           ---------    ---------
                                           $   3,997    $   2,830
                                           =========    =========

(1) The increase in other occupancy and equipment costs is primarily the result of our reassuming certain collection activities in our Residential Loan Servicing segment during the fourth quarter of 2003 that were previously performed by a third party vendor.

        Technology and Communication Costs. The following table presents the principle components of technology and communication costs for the years indicated:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousands, except share data)

For the three months ended March 31,         2004       2003
----------------------------------------   --------   --------
Depreciation expense:
   Hardware ............................   $  1,574   $  1,860
   Software ............................        706        695
   Other ...............................        141         82
                                           --------   --------
                                              2,421      2,637
                                           --------   --------
Telecommunications expense .............      1,486      1,458
Consulting fees (technology) ...........        891         97
Other (1) ..............................      1,871        305
                                           --------   --------
                                           $  6,669   $  4,497
                                           ========   ========

(1) The increase in other technology and communication costs is largely due to our reassuming certain collection activities in our Residential Loan Servicing segment during the fourth quarter of 2003 that were previously performed by a third party vendor.

        Loan Expenses. Loan expenses are primarily comprised of appraisal fees incurred in connection with property valuation services we provided through ORA, which amounted to $7,095 and $2,136 for the three months ended March 31, 2004 and 2003, respectively. The increase in ORA appraisal fees in the first quarter of 2004 reflects an increase in the volume of property appraisals completed, primarily in connection with the VA contract. See "Segment Profitability - Ocwen Realty Advisors" for additional discussion of these costs. Loan expenses also include other miscellaneous expenses incurred in connection with loans we own and those we service for others.

        Loss (Gain) on Investments in Affordable Housing Properties. We recorded a gain of $(38) in the first quarter of 2004 on our investments in affordable housing properties. This compares to a loss of $370 in the first quarter of 2003. The results for the first quarter of 2004 reflect the absence of charges for expected losses from the sale of properties, which amounted to $432 in the first quarter of 2003.

        Professional Services and Regulatory Fees. The following table presents the principal components of professional services and regulatory fees for the periods indicated:

For the three months ended March 31,         2004        2003
----------------------------------------   ---------   ---------
Legal fees and settlements (1) .........   $   3,333   $  13,013
Consulting fees (non-technology) .......         602         684
Audit and accounting fees ..............         554         608
Corporate insurance ....................         356         351
Other ..................................         980         628
                                           ---------   ---------
                                           $   5,825   $  15,284
                                           =========   =========

(1) The $9,680 decline in legal fees and settlements in the first quarter of 2004 is primarily the result of a $10,000 charge recorded during the first quarter of 2003 in connection with the arbitration award to the former owners of Admiral Home Loan.

        Other Operating Expenses. The following table presents the principal components of other operating expenses for the periods indicated:

For the three months ended March 31,                   2004       2003
--------------------------------------------------   --------   --------
Bad debt expense (1) .............................   $  1,650   $    133
Travel, lodging, meals and entertainment .........        662        656
Amortization of deferred costs ...................        264        355
Deposit related expense ..........................        197        243
Other ............................................        284        910
                                                     --------   --------
                                                     $  3,057   $  2,297
                                                     ========   ========

(1) Bad debt expense for the first quarter of 2004 includes a $1,393 provision for estimated uncollectible servicing advances and other receivables related to our Residential Loan Servicing segment.

        Distributions on Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. Cash distributions on the Capital Securities are payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 10.875%. We recorded $1,529 of such distributions to holders of the Capital Securities during both the three months ended March 31, 2004 and 2003. Effective July 1, 2003 with our adoption of SFAS No. 150, these distributions are reported in the consolidated statement of operations as interest expense. See Note 3 to the Interim Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousands, except share data)

        Income Tax Expense (Benefit). The following table provides details of our income tax expense (benefit) for the periods indicated:

For the three months ended March 31,                                            2004          2003
---------------------------------------------------------------------------   ---------    ---------
Income tax expense (benefit) on income (loss) before taxes ................   $   2,476    $  (2,851)
Provision for valuation allowance on current year's deferred tax asset ....      (2,465)       3,158
                                                                              ---------    ---------
Total income tax expense ..................................................   $      11    $     307
                                                                              =========    =========

        Total income tax expense of $11 for the three months ended March 31, 2004 represents taxes related to our foreign subsidiaries. Income tax expense of $307 for the three months ended March 31, 2003 included $2 of taxes related to our foreign subsidiaries and $305 of tax payments related to our investment in non-economic tax residual securities that have no book value. Excluding these items, our effective tax rate was 0% for the three months ended March 31, 2004 and 2003.

        The provision for deferred tax asset valuation allowance is a non-cash charge that we recorded to increase the aggregate valuation allowance. We estimated this valuation allowance based on our assessment of the portion of the deferred tax asset that will more likely than not be realized. Reversal of all or a portion of the valuation allowance may occur in the future based on the results of our operations.

Changes in Financial Condition

        Trading Securities. The following table sets forth the fair value of our trading securities at the dates indicated:

                                                          March 31,    December 31,
                                                            2004          2003
                                                          ---------   -------------

U.S. government and sponsored enterprise securities ...   $   4,020   $       6,679
                                                          =========   =============
Subordinates and residuals:
   Single family residential
     BB-rated subordinates ............................   $     574   $         579
     B-rated subordinates .............................         503             580
     Unrated subordinates .............................         305             222
     Unrated subprime residuals .......................      38,218          38,883
                                                          ---------   -------------
                                                             39,600          40,264
   Commercial unrated subordinates ....................       2,577           2,577
                                                          ---------   -------------
                                                          $  42,177   $      42,841
                                                          =========   =============

        Subordinate and residual interests in mortgage-related securities provide credit support to the more senior classes of the mortgage-related securities. Principal from the underlying mortgage loans generally is allocated first to the senior classes, with the most senior class having a priority right to the cash flow from the mortgage loans until its payment requirements are satisfied. To the extent that there are defaults and unrecoverable losses on the underlying mortgage loans, resulting in reduced cash flows, the most subordinate security will be the first to bear this loss. Because subordinate and residual interests generally have no credit support, to the extent there are realized losses on the mortgage loans comprising the mortgage collateral for such securities, we may not recover the full amount or, indeed, any of our remaining investment in such subordinate and residual interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousands, except share data)

        The following table presents information regarding our subordinate and residual trading securities summarized by classification and rating at March 31, 2004:

                                                    Anticipated      Anticipated               Anticipated
                                                      Yield to        Yield to                  Weighted
                                       Percent       Maturity at     Maturity at                 Average
                                        Owned         Purchase        03/31/04                  Remaining
      Rating/Description (1)           by Ocwen        (2)(3)          (2)(4)       Coupon     Life (2)(5)
-----------------------------------   ----------    ------------    ------------    ------    ------------
Residential:
    BB-rated subordinates .........       100.00%          16.74%          10.38%     5.97%           3.81
    B-rated subordinates ..........       100.00%          17.29           21.87      5.88            1.94
    Unrated subordinates ..........       100.00%          14.25           34.87      6.82            0.08
    Unrated subprime residuals ....       100.00%          17.20            9.46       N/A            4.58

Commercial:
    Unrated subordinates ..........        25.00%          22.15           12.10       N/A            1.35

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

(4) Represents the effective yield based on the purchase price, actual cash flows received from inception until the respective date, and the then current estimate of future cash flows under the assumptions at the respective date. Changes in the March 31, 2004 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and loss assumptions. (5) Represents the weighted average life in years based on the March 31, 2004 book value.

        The mortgages that underlie our trading subordinate and residual securities, which totaled $393,900 at March 31, 2004, are secured by properties located in fifty states and the United Kingdom. The aggregate value of mortgages in any one state or country did not exceed $62,892.

        Real Estate. Our real estate totaled $69,464 or 5.6% of total assets at March 31, 2004 and consisted of the following at the dates indicated:

                                                  March 31,     December 31,
                                                    2004            2003
                                                ------------    ------------
Properties:
   Office building ..........................   $         --    $     41,467
   Retail ...................................         55,970          57,321
   Hotel ....................................          6,175           6,171
   Single family residential ................            686             882
                                                ------------    ------------
                                                      62,831         105,841
   Accumulated depreciation .................         (3,402)         (7,118)
                                                ------------    ------------
                                                      59,429          98,723

Investment in real estate partnerships ......         10,035           5,220
                                                ------------    ------------
                                                $     69,464    $    103,943
                                                ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousands, except share data)

        Properties. Properties at March 31, 2004 consisted primarily of one shopping center located in Halifax, Nova Scotia, one shopping mall located in Florida and one hotel located in Michigan. The shopping mall, which had a carrying value of $44,126 at March 31, 2004, and the hotel were originally acquired as a result of loan foreclosures. The $39,294 decline in the carrying value of our properties during the three months ended March 31, 2004 was primarily due to the sale of our office building, which had a carrying value of $37,553 at December 31, 2003, and a $1,900 charge we recorded to reflect a decline in the fair value of our shopping center in Nova Scotia.

        Investment in Real Estate Partnerships. Our investment at both March 31, 2004 and December 31, 2003 consisted of interests in two limited partnerships operating as real estate ventures, consisting of multi-family type properties. At December 31, 2003 we also had loans with a combined net book value of $4,771 ($6,811 before discount and allowance for loan losses) due from one of the real estate ventures. During the first quarter of 2004 our loans to the venture were converted to an increased investment in the partnership. This accounts for the $4,815 increase in our investment during the first quarter of 2004. See "Loans, Net" below.

        Loans, Net. Our total net investment in loans of $29,234 at March 31, 2004 represents 2.3% of total assets. Originations in 2004 represent loans we made to facilitate sales of real estate assets we owned. Except for loans to facilitate sales of real estate, we have not originated any new loans since 2000. This reflects our strategy to dispose of assets associated with non-core business lines.

        Composition of Loans, Net. The following table sets forth the composition of our loans by business segment and type of loan at the dates indicated:

                                                  March 31,     December 31,
                                                    2004            2003
                                                ------------    ------------
Commercial Assets:
   Hotels ...................................   $      2,550    $     10,600
   Multifamily residential ..................          8,153          14,964
   Unsecured (1) ............................         15,500              --
                                                ------------    ------------
                                                      26,203          25,564
   Unaccreted discount and deferred fees ....           (252)         (1,015)
   Allowance for loan losses ................         (1,274)         (3,786)
                                                ------------    ------------
                                                      24,677          20,763
                                                ------------    ------------
Affordable Housing:
   Multi-family residential (2) .............          7,962          10,924
   Unsecured ................................            200             200
                                                ------------    ------------
                                                       8,162          11,124
   Allowance for loan losses ................         (4,550)         (4,579)
                                                ------------    ------------
                                                       3,612           6,545
                                                ------------    ------------

Corporate Items and Other:
   Single family residential ................          1,464           1,307
   Unaccreted discount and deferred fees ....           (411)           (412)
   Allowance for loan losses ................           (108)           (105)
                                                ------------    ------------
                                                         945             790
                                                ------------    ------------

Loans, net ..................................   $     29,234    $     28,098
                                                ============    ============

(1) We provided a mezzanine loan in the amount of $15,500 in order to facilitate the sale of our office building located in Jacksonville, Florida. This loan is secured by an assignment of the partnership in the entity that owns the building. The stated maturity date of the loan is February 1, 2006.

(2) Loans we made to affordable housing properties in which we have invested as a limited partner but do not consolidate in our financial statements.

        Our mortgage loans at March 31, 2004 are secured by mortgages on property located in 14 states throughout the United States, none of which aggregated over $3,751 in any one state.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousands, except share data)

        Activity in Loans. The following table sets forth our loan activity during the three months ended March 31, 2004:

Balance at December 31, 2003 ..........................   $  28,098
Originations and repurchases (1) ......................      15,898
Resolutions and repayments (2) ........................     (11,253)
Other (3) .............................................      (6,811)
Decrease (increase) in discount and deferred fees .....         764
Decrease (increase) in allowance for loan losses ......       2,538
                                                          ---------
Balance at March 31, 2004 .............................   $  29,234
                                                          =========

(1) Originations represent loans made to facilitate sales of our own assets and fundings of construction loans we originated in prior years. Originations during the three months ended March 31, 2004 included a loan in the amount of $15,500 made to facilitate the sale of our office building in Jacksonville, Florida. See "Real Estate". Repurchases represent acquisitions of single-family residential discount loans previously sold.

(2) Resolutions and repayments consists of loans that were resolved in a manner which resulted in partial or full repayment of the loan to us, as well as principal payments on loans which have been brought current in accordance with their original or modified terms (whether pursuant to forbearance agreements or otherwise) or on other loans that have not been resolved.

(3) As discussed in the "Real Estate" section, our loans to a real estate partnership in which we also had an equity ownership interest were converted to an increased investment in the partnership.

        The following table sets forth certain information relating to our non-performing loans at the dates indicated:

                                                     March 31,     December 31,
                                                       2004           2003
                                                   ------------    ------------
Non-performing loans (1) ......................... $      8,699    $     21,898

Non-performing loans as a percentage of: (1)
 Total loans (2) .................................         24.7%           59.9%
 Total assets ....................................          0.7%            1.8%

Allowance for loan losses as a percentage of:
 Total loans (2) .................................         16.9%           23.2%
 Non-performing loans (1) ........................         68.2%           38.7%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousands, except share data)

        Allowances for Loan Losses. As discussed in the "Results of Operations - Provision for Loan Losses" section, we maintain an allowance for loan losses for each of our loans at a level that we consider adequate to provide for probable losses based upon an evaluation of known and inherent risks. The following table sets forth (a) the breakdown of the allowance for loan losses and loan balance in each segment and (b) the percentage of allowance and loans in each segment to totals in the respective segments at the dates indicated:

                                               March 31, 2004                              December 31, 2003
                                 -----------------------------------------    ----------------------------------------
                                      Allowance             Loan Balance           Allowance           Loan Balance
                                 ------------------     ------------------    ------------------    ------------------
                                  Amount    Percent       Amount   Percent      Amount   Percent      Amount   Percent
                                 ---------  -------     ---------  -------    ---------  -------    ---------  -------
Loans:
   Commercial Assets..........   $   1,274     21.5%    $  25,951     73.8%   $   3,786     44.7%   $  24,549    67.1%
   Affordable Housing.........       4,550     76.7%        8,162     23.2%       4,579     54.1%      11,124    30.4%
   Corporate Items and Other..         108      1.8%        1,053      3.0%         105      1.2%         895     2.5%
                                 ---------  -------     ---------  -------    ---------  -------    ---------  ------
                                 $   5,932    100.0%    $  35,166    100.0%   $   8,470    100.0%   $  36,568   100.0%
                                 =========  =======     =========  =======    =========  =======    =========  ======

Match funded loans:
   Corporate Items and Other..   $      98    100.0%    $  22,730     76.1%   $      94    100.0%   $  24,393   100.0%
   Commercial Servicing.......          --       --        7,119      23.9%          --       --           --      --
                                 ---------  -------     ---------  -------    ---------  -------    ---------  ------
                                 $      98    100.0%    $  29,849    100.0%   $      94    100.0%   $  24,393   100.0%
                                 =========  =======     =========  =======    =========  =======    =========  ======

        The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict use of the allowance to absorb losses in any other category.

        The following table sets forth an analysis of activity in the allowance for losses relating to our loans and match funded loans during the three months ended March 31, 2004:

Balance at December 31, 2003.........................    $    8,564
Provision for loan losses............................          (531)
Charge-offs..........................................        (2,003)
                                                         ----------
Balance at March 31, 2004............................    $    6,030
                                                         ==========

        Match Funded Assets. Match funded assets are comprised of the following at the dates indicated:

                                                              March 31,      December 31,
                                                                2004              2003
                                                            -------------    -------------
Single family residential loans (1).....................    $      22,731    $      24,393
Commercial loans........................................            7,118               --
Allowance for loan losses...............................              (98)             (94)
                                                            -------------    -------------
 Match funded loans, net................................           29,751           24,299
                                                            -------------    -------------

Match funded advances on loans serviced for others:
 Principal and interest.................................           61,659           54,516
 Taxes and insurance....................................           30,498           30,176
 Other..................................................           22,109           21,096
                                                            -------------    -------------
                                                                  114,266          105,788
                                                            -------------    -------------
                                                            $     144,017    $     130,087
                                                            =============    =============

(1) Includes $1,923 and $2,321 of non-performing loans at March 31, 2004 and December 31, 2003, respectively.

        We acquired single family residential match funded loans in connection with our acquisition of OAC. OAC had previously securitized these loans and transferred them to a real estate mortgage investment conduit on November 13, 1998. The transfer did not qualify as a sale for accounting purposes since we retained effective control of the loans transferred. Accordingly, we report the proceeds that we received from the transfer as a liability (bonds-match funded agreements). The $1,662 decline in the balance during the first quarter of 2004 was largely due to repayment of loan principal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousands, except share data)

        The single family residential match funded loans at March 31, 2004 are secured by mortgages on properties located in 38 states, none of which aggregated over $3,608 in any one state.

        Commercial match funded loans held by our GSS subsidiary in Japan resulted from the transfer, on a non-recourse basis, of an undivided 100% participation interest in certain real estate loans to a Japanese subsidiary of Merrill Lynch on March 30, 2004 in exchange for cash. The transfer did not qualify as a sale for accounting purposes as we did not meet all of the conditions for surrender of control over the transferred loans. Accordingly, we report the amount of proceeds we received from the transfer as a secured borrowing with pledge of collateral (bonds-match funded agreements).

        Match funded advances on loans serviced for others resulted from the transfer of certain residential loan servicing related advances to a third party in exchange for cash. The original and subsequent transfers did not qualify as a sale for accounting purposes since we retained effective control of the advances. Accordingly, we report the amount of proceeds we received from the transfers as a secured borrowing with pledge of collateral (bonds-match funded agreements.) See "Bonds-Match Funded Agreements."

        Advances on Loans and Loans Serviced for Others. Advances consisted of the following at the dates indicated:

                                             March 31,       December 31,
                                               2004              2003
                                          --------------    --------------
Loans.................................    $          395    $          436
Loans serviced for others.............           322,448           374,333
                                          --------------    --------------
                                          $      322,843    $      374,769
                                          ==============    ==============

        During any period in which the borrower is not making payments, we are required under certain servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for certain investors, pay property taxes and insurance premiums and process foreclosures. We generally recover such advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record a charge to the extent that we estimate that advances are uncollectible, taking into consideration the age and nature of the advance and our historical loss experience, among other factors. The balances of advances on loans serviced for others do not include match funded advances that are transferred to a third party in a transaction that does not qualify as a sale for accounting purposes and that we account for as a secured borrowing. See "Match Funded Assets".

        Mortgage Servicing Rights. The unamortized balance of our mortgage servicing rights is predominantly residential. Our investment decreased by $14,419 during the three months ended March 31, 2004 as amortization exceeded purchases. The rate of amortization reflects increased projected prepayment volumes on subprime residential mortgage loans. The following table sets forth the activity in our mortgage servicing rights during the three months ended March 31, 2004:

Balance at December 31, 2003..............   $   166,495
Purchases ................................        11,242
Amortization .............................       (25,661)
                                             -----------
Balance at March 31, 2004.................   $   152,076
                                             ===========

         At March 31, 2004, we serviced loans under approximately 329 servicing agreements for 22 investors. Purchases during the three months ended March 31, 2004 were all residential.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousands, except share data)

        Receivables. Receivables consisted of the following at the dates indicated:

                                                     March 31,     December 31,
                                                       2004            2003
                                                  ------------    ------------
Residential Loan Servicing (1)...............     $     16,682    $     18,564
OTX..........................................            2,165           1,442
Ocwen Realty Advisors........................            3,094             962
Unsecured Collections........................              283             260
Business Process Outsourcing.................            1,522             969
Commercial Servicing.........................            2,028           1,324
Commercial Assets............................            1,328           2,848
Affordable Housing (2).......................           23,134          25,581
Corporate Items and Other (3)................           26,766          36,207
                                                  ------------    ------------
                                                  $     77,002    $     88,157
                                                  ============    ============

(1) Consist principally of fees earned and reimbursable expenses due from investors.

(2) Primarily represents future payments of proceeds from the sale of investments in affordable housing properties, net of an unaccreted discount of $2,638 and $2,901 at March 31, 2004 and December 31, 2003, respectively. Balances are net of reserves for doubtful accounts.

(3) Primarily comprised of federal tax refund claims, which are pending completion of IRS examination that is required by the Joint Committee on Taxation of the U.S. Congress before the claims can be paid. The claims amounted to $21,869 and $21,465 at March 31, 2004 and December 31 2003, respectively. We have received a written finding from the IRS agent that validates our claim for $14,966 of the amounts due to us. This claim has been sent to the Joint Committee for final review and approval of the payment to us. At December 31, 2003, the receivables balance for this segment also included amounts related to our overnight collection account activities.

        Other Assets. Other assets consisted of the following at the dates indicated:

                                                          March 31,    December 31,
                                                            2004           2003
                                                       ------------   ------------
Deferred tax asset, net (1)..........................  $      8,876   $      7,547
Interest earning insurance collateral deposits (2)...         8,830          8,813
Investments (3) .....................................         6,793          4,293
Deferred debt related costs, net.....................         3,530          3,114
Deposits on purchases of mortgage servicing rights...         2,425             --
Capitalized software development costs, net..........         2,215          2,599
Goodwill, net........................................         1,618          1,618
Other................................................         5,932          5,623
                                                       ------------   ------------
                                                       $     40,219   $     33,607
                                                       ============   ============

(1) Deferred tax assets are net of valuation allowances of $193,592 and $201,445 at March 31, 2004 and December 31, 2003, respectively. See "Results of Operations - Income Tax Expense (Benefit)".

(2) These deposits were required in order to obtain surety bonds for affordable housing properties that we sold before the end of the fifteen-year tax credit amortization period, and on which we have previously claimed tax credits on our income tax returns. The surety bond is necessary in order to avoid the recapture of those tax credits previously claimed.

(3) The $2,500 increase in the balance during the three months ended March 31, 2004 represents an investment by the Bank in a mutual fund that invests in assets that meet the requirements under the Community Reinvestment Act.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousands, except share data)

        Deposits. The following table sets forth information related to our deposits at the dates indicated:

                                                          March 31, 2004                           December 31, 2003
                                             ----------------------------------------    -------------------------------------
                                                             Weighted                                  Weighted
                                                              Average      % of Total                   Average     % of Total
                                               Amount          Rate         Deposits       Amount        Rate        Deposits
                                             ----------     ----------     ----------    ----------   ----------    ----------
Non-interest bearing checking accounts ...   $    5,786             --%           1.1%   $    4,879           --%          1.1%
NOW and money market checking accounts ...       26,739           0.96%           5.3%       18,313         0.90%          4.1%
Savings accounts .........................        1,654           0.75%           0.3%        1,657         1.00%          0.4%
                                             ----------                    ----------    ----------                 ----------
                                                 34,179                           6.7%       24,849                        5.6%
                                             ----------                                  ----------
Certificates of deposit (1) (2) ..........      474,100                                     421,657
Unamortized deferred fees ................          (41)                                       (118)
                                             ----------                                  ----------
Total certificates of deposit ............      474,059           3.12%          93.3%      421,539         3.41%         94.4%
                                             ----------                    ----------    ----------                 ----------
                                             $  508,238                         100.0%   $  446,388                      100.0%
                                             ==========                    ==========    ==========                 ==========

(1)     Included $68,183 and $84,328 at March 31, 2004 and December 31, 2003,
        respectively, of brokered deposits originated through national, regional and local investment banking firms that solicit deposits from their customers, all of which are non-cancelable.

(2) At March 31, 2004 and December 31, 2003, certificates of deposit with outstanding balances of $100 or more amounted to $218,562 and $142,408, respectively. Of those deposits at March 31, 2004, $38,571 were from political subdivisions in New Jersey and were secured or collateralized as required under state law. The basic insured amount of a depositor is $100. Deposits maintained in different categories of legal ownership are separately insured.

        The following table sets forth the remaining maturities of our time deposits with balances of $100 or more at March 31, 2004:

Matures within three months............................    $     46,006
Matures after three months through six months..........          43,499
Matures after six months through twelve months.........          89,067
Matures after twelve months............................          39,990
                                                           ------------
                                                           $    218,562
                                                           ============

        Escrow Deposits. Escrow deposits on our loans and loans we serviced for others amounted to $120,681 and $116,444 at March 31, 2004 and December 31, 2003, respectively. The balance consisted principally of custodial deposit balances representing collections that we made from borrowers for the payment of taxes and insurance premiums on mortgage properties underlying loans that we serviced for others. Such balances amounted to $95,480 and $96,924 at March 31, 2004 and December 31, 2003, respectively. See "Results of Operations - Non-Interest Income - Servicing and Related Fees."

        Bonds-Match Funded Agreements. Bonds-match funded agreements represent proceeds received from transfers of loans and advances on loans serviced for others. Because we retained effective control over the assets transferred, these transfers did not qualify as sales for accounting purposes, and therefore we report them as secured borrowings with pledges of collateral. See "Match Funded Assets" for additional details regarding these transactions. Bonds-match funded agreements were comprised of the following at the dates indicated:

                                                                                         March 31,      December 31,
Collateral (Interest Rate)                                Interest Rate                    2004             2003
-----------------------------------------       --------------------------------       ------------     ------------
Single family loans (1)                         LIBOR plus 65-70 basis points          $     18,508     $     20,427
Commercial loans                                                                              7,118               --
Advances on loans serviced for others (2)       LIBOR plus 160 basis points                 102,540           94,967
                                                                                       ------------     ------------
                                                                                       $    128,166     $    115,394
                                                                                       ============     ============

   (1) The decline in the balance outstanding during the three months ended March 31, 2004 was due to principal repayments.

   (2) Under the terms of the agreement, we are eligible to sell additional advances on loans serviced for others up to a maximum balance of $200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousands, except share data)

        Lines of Credit and Other Secured Borrowings. We have obtained secured borrowings from unaffiliated financial institutions as follows:

                                                                                          March 31,     December 31,
  Borrowing Type               Collateral           Maturity       Interest Rate (1)        2004            2003
-------------------      ---------------------    ------------    --------------------    ---------     ------------
Line of credit           Advances on loans         March 2004     LIBOR + 200 basis       $      --     $     68,548
                           serviced for others                    points
                           (2)
Secured loan             Trading securities -       June 2004     LIBOR + 275 basis           9,311           11,562
                           unrated subprime                       points
                           residuals (UK)
Installment notes        Purchased mortgage         July 2004     2.81%                       1,132            2,332
                           servicing rights
Line of credit           Advances on loans        October 2004    LIBOR + 200 basis          10,150            9,386
                           serviced for others                    points
                           (3)
Term loan                Loan receivable               (4)        LIBOR + 250 basis              --            3,235
                                                                  points, floor of
                                                                  8.00%
Senior secured           Purchased mortgage        April 2005     LIBOR + 162.5 or 225       46,434           35,321
credit agreement           servicing rights                       basis points
                           and advances on
                           loans serviced for
                           others (5)
Mortgage note                                          (6)        LIBOR + 350 basis              --           20,000
                         Real estate - office                     points, floor of
                           building (6)                           5.75%
Senior secured           Purchased mortgage       December 2005   LIBOR + 250 basis
credit agreement           servicing rights                       points                     12,500               --
                                                                                          ---------     ------------
                                                                                          $  79,527     $    150,384
                                                                                          =========     ============

(1) 1-month LIBOR was 1.09% and 1.12% at March 31, 2004 and December 31, 2003, respectively.

(2) This line was fully repaid during the first quarter of 2004 and was not renewed upon maturity.

(3) Maximum amount of borrowing under this facility is $100,000. These lines were entered into to fund advances purchased in connection with our acquisition of rights to service loans for others.

(4) The contractual maturity of this loan was March 2005, however we repaid the loan during the first quarter of 2004.

(5) Subsequent to December 31, 2003, the original maturity date of April 2004 was extended to April 2005 and the maximum amount of borrowing under this facility was increased from $60,000 to $70,000.

(6) We sold our office building in January 2004, and the buyer assumed this note at that time.

        Each of our credit facilities provides qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and liquidity, and restrictions on future indebtedness, as well as, the monitoring and reporting of various specified transactions or events.

        Notes and Debentures. Notes and debentures consist of our 10.875% Capital Securities due August 1, 2027 and amounted to $56,249 at both March 31, 2004 and December 31, 2003.

         Stockholders' Equity. Stockholders' equity increased $10,977 during the three months ended March 31, 2004. The increase was primarily due to net income of $6,762, the issuance of common stock resulting from exercises of stock options and the issuance of restricted common stock to employees as part of our annual incentive awards. See the Consolidated Statements of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousands, except share data)

Liquidity, Commitments and Off-Balance Sheet Risks

        Our primary sources of funds for liquidity are:

        .  Deposits                             .  Payments received on loans
                                                   and securities
        .  Lines of credit and other secured    .  Proceeds from sales of assets
           borrowings
        .  Match funded debt                    .  Servicing fees

        At March 31, 2004, we had $308,413 of unrestricted cash and cash equivalents. Under certain of our credit facilities we are required to maintain minimum liquidity levels. We closely monitor our liquidity position and ongoing funding requirements. Among the risks and challenges associated with our funding activities are the following:

    . Scheduled maturities of all certificates of deposit for the twelve months ending March 31, 2005, the twelve months ending March 31, 2006 and thereafter amount to $322,472, $10,552 and $141,076, respectively.

    . Maturity of existing collateralized lines of credit and other secured borrowings totaling $20,593 at various dates in 2004.

    . Potential extension of resolution and sale timelines for non-core assets.

    .   Ongoing cash requirements to fund operations of our holding company.

    . Cash requirements to fund our acquisition of additional servicing rights and related advances.

        We continue to rely on non-brokered deposits as a source of financing our operations while at the same time reducing our reliance on brokered deposits. We plan to reduce this reliance by using proceeds from the sale of non-core assets to pay off maturing brokered deposits and by diversifying our funding sources through obtaining credit facilities for servicing rights and advances. Our ability to continue to attract new non-brokered deposits and rollover existing non-brokered deposits depends largely on our ability to compete with interest rates offered by other banks in the northern New Jersey area. In 2003 and 2002, we were able to increase the amount of non-brokered deposits outstanding. If we are unable to maintain the amount of non-brokered deposits outstanding and must replace them with alternative sources of funds, it is likely that we would incur higher interest costs to fund our assets.

        In the last several years, our Residential Loan Servicing business has grown through the purchase of servicing rights. Servicing rights entitle the owner to earn servicing fees and other types of ancillary income and impose various obligations on the servicer. Among these are the obligations to advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance and various other items that are required to preserve the assets being serviced.

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

        Under a match funding agreement that we entered into on December 20, 2001, we are eligible to sell advances on loans serviced for others up to a maximum debt balance of $200,000 at any one time. At March 31, 2004 we had $102,540 of bonds-match funded agreements outstanding under this facility, which will mature in January 2006. The sales of advances do not qualify as sales for accounting purposes; therefore, we report them as secured borrowings with pledges of collateral.

        Under a revolving credit facility executed in October, 2003 we have the right to borrow up to $100,000 secured by a pledge of servicing advances as collateral. The facility will mature in October 2004. The balance outstanding under this facility at March 31, 2004 was $10,150.

        In April 2003, we also entered into a $60,000 secured credit agreement that may be used to fund servicing advances and acquisitions of servicing rights. The agreement matured April 2004 that was renewed to April 2005 and the size of the facility was increased to $70,000. At March 31, 2004, we had a balance outstanding under this agreement of $46,434.

        In June 2003, we entered into an agreement for seller financing of purchased mortgage servicing rights. At March 31, 2004, we had $1,132 outstanding under this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousands, except share data)

        Also in June 2003, we entered into a secured loan agreement under which we borrowed $18,846. This agreement, which is secured by the assignment of our interest in U.K. unrated subprime residual securities, matures in June 2004. As of March 31, 2004 the outstanding balance had been reduced to $9,311 through the assignment of principal and interest payments received on our unrated subprime residual securities.

        In December 2003, we entered into a $12,500 secured credit agreement under which any borrowings are collateralized by mortgage servicing rights. In January 2004, we borrowed $12,500 under this facility, and as of March 31, 2004, there was $12,500 outstanding.

        We believe that our existing sources of liquidity, including internally generated funds, will be adequate to fund our planned activities for the foreseeable future, although there can be no assurances in this regard. As discussed above, we continue to evaluate other sources of liquidity, such as lines of credit from unaffiliated parties, match funded debt and other secured borrowings.

        Our operating activities provided $78,465 and $15,576 of cash flows during the three months ended March 31, 2004 and 2003, respectively. The improvement in operating cash flows primarily relates to advances on loans serviced for others, as collections exceeded new advances during the first quarter of 2004. During the first quarter of 2003, new advances exceeded collections.

        Our investing activities used cash flows totaling $6,907 and $12,477 during the three months ended March 31, 2004 and 2003, respectively. During the foregoing periods, cash flows from our investing activities were provided primarily from principal payments on our loans and proceeds from sales of real estate. We used cash flows from our investing activities primarily to purchase mortgage servicing rights and fund loans to facilitate the sales of real estate assets, including a $15,500,000 loan in the first quarter of 2004 to finance the sale of our office building.

        Our financing activities provided cash flows of $29,993 and $21,406 during the three months ended March 31, 2004 and 2003, respectively. Cash flows related to our financing activities in the first quarter of 2004 primarily resulted from net increases in deposits and match funded debt, offset in part by the net repayment of lines of credit. The increase in deposits was primarily due to certificates of deposit, as new non-brokered deposits exceeded maturing brokered deposits. The repayment of lines of credit is primarily due to the maturity of a revolving line collateralized by servicing advances. The financing cash flows for the first quarter of 2003 primarily represent proceeds from lines of credit.

        See the Consolidated Statements of Cash Flows in the Interim Consolidated Financial Statements for additional details regarding cash flows during the three months ended March 31, 2004 and 2003.

        Commitments. We believe that we have adequate resources to meet our contractual obligations as they come due. Such contractual obligations include our Capital Trust Securities, lines of credit and other secured borrowings, certificates of deposit and operating leases. See Note 8 to our Interim Consolidated Financial Statements regarding our commitments and contingencies.

        Off-Balance Sheet Risks. We are party to off-balance sheet financial instruments in the normal course of our business to manage our foreign currency exchange rate risk. See Note 4 to our Interim Consolidated Financial Statements and "Asset and Liability Management".

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

Asset and Liability Management

        Asset and liability management is concerned with the timing and magnitude of the repricing of assets and liabilities. Our objective is to control risks associated with interest rate and foreign currency exchange rate movements. Our Asset/Liability Management Committee (the "Committee"), which is composed of certain of our officers, formulates and monitors our asset and liability management strategy in accordance with policies approved by our Board of Directors. The Committee meets to review, among other things, the sensitivity of our assets and liabilities to interest rate changes and foreign currency exchange rate changes, the book and market values of assets and liabilities, unrealized gains and losses, including those attributable to hedging transactions, purchase and sale activity, and maturities of investments and borrowings. The Committee also approves and establishes pricing and funding decisions with respect to overall asset and liability composition.

        The Committee's methods for evaluating interest rate risk include an analysis of the our interest rate sensitivity "gap," which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

        The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2004. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except:

..       Securities are included in the period in which they are first scheduled to adjust and not in the period in which they mature,

..       Fixed-rate mortgage-related securities reflect prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model we use and empirical data,

..       NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on our detailed studies of each such category of deposit and,

..       Escrow deposits and other non interest-bearing checking accounts, which amounted to $126,467 at March 31, 2004, are excluded.

        (Dollars in thousands)

                                                                                     March 31, 2004
                                                       ----------------------------------------------------------------------------
                                                                         Four to        More Than
                                                       Within Three       Twelve       One Year to      Three Years
                                                          Months          Months       Three Years        and Over          Total
                                                       ------------     ----------     -----------      ------------     ----------
Rate-Sensitive Assets:
  Interest-earning deposits ........................   $      3,267     $       --     $        --      $         --     $    3,267
  Trading securities ...............................          2,643         12,106          15,045            16,403         46,197
  Investments ......................................          6,793             --              --                --          6,793
  Loans, net (1) ...................................         15,597          9,709           1,528             2,400         29,234
  Match funded loans (1)(2) ........................            309         19,016           5,398             5,028         29,751
                                                       ------------     ----------     -----------      ------------     ----------
    Total rate-sensitive assets ....................         28,609         40,831          21,971            23,831        115,242
                                                       ------------     ----------     -----------      ------------     ----------
Rate-Sensitive Liabilities:
  NOW and money market checking deposits ...........         25,080            190             407             1,062         26,739
  Savings deposits .................................          1,654             --              --                --          1,654
  Certificates of deposit ..........................         65,131        257,314         141,063            10,551        474,059
                                                       ------------     ----------     -----------      ------------     ----------
  Total interest-bearing deposits ..................         91,865        257,504         141,470            11,613        502,452
  Bonds-match funded agreements ....................        128,166             --              --                --        128,166
  Lines of credit and other secured borrowings .....         79,527             --              --                --         79,527
  Notes and debentures .............................             --             --              --            56,249         56,249
                                                       ------------     ----------     -----------      ------------     ----------
    Total rate-sensitive liabilities ...............        299,558        257,504         141,470            67,862        766,394
                                                       ------------     ----------     -----------      ------------     ----------
Interest rate sensitivity gap (4) ..................   $   (270,949)    $ (216,673)    $  (119,499)     $    (44,031)    $ (651,152)
                                                       ============     ==========     ===========      ============     ==========
Cumulative interest rate sensitivity gap (3) .......   $   (270,949)    $ (487,622)    $  (607,121)     $   (651,152)
                                                       ============     ==========     ===========      ============
Cumulative interest rate sensitivity gap as a
 percentage of total rate-sensitive assets .........        (235.11)%       (423.13)%        (526.82)%      (565.03)%

As of December 31, 2003:
Cumulative interest rate sensitivity gap (3) .......   $   (372,312)    $ (505,845)    $  (615,111)     $   (657,002)
                                                       ============     ==========     ===========      ============
Cumulative interest rate sensitivity gap on a
 percentage of total rate-sensitive assets .........        (349.48)%       (474.82)%        (577.38)%      (616.71)%

(1)     We have not reduced balances for non-performing loans.

(2) Excludes match funded advances on loans serviced for others, which do not earn interest, of $114,266 at March 31, 2004.

(3) We have experienced a large negative interest rate sensitivity gap in recent years. The negative interest rate sensitivity gap reflects the economics of our residential loan servicing business. Servicing advances, the largest asset class on our balance sheet, is not sensitive to changes in interest rates. However, we finance servicing advances with interest rate sensitive liabilities.

(4) We had no rate-sensitive financial instruments outstanding at March 31, 2004.

        The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates and hypothetical interest rate scenarios. An institution's NPV Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in that scenario by the present value of the institution's assets in that same scenario. The hypothetical scenarios are represented by immediate, permanent, parallel movements (shocks) in the term structure of interest rates of plus 100, 200 and 300 basis points and minus 100 basis points from the actual term structure observed at quarter end. The current NPV Ratio for each of the five rate scenarios and the corresponding limits approved by the Board of Directors, as applied to Ocwen Financial Corporation and its subsidiaries, are as follows at March 31, 2004:

        (Dollars in thousands)

                                           Board Limits           Current
       Rate Shock in basis points      (minimum NPV Ratios)     NPV Ratios
       --------------------------      --------------------     ----------
                  +300                        5.00%               35.55%
                  +200                        6.00%               33.02%
                  +100                        7.00%               30.35%
                    0                         8.00%               27.46%
                  -100                        7.00%               24.58%

        The Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income or expense and NPV and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by the Board of Directors, as applied to Ocwen Financial Corporation and its subsidiaries. The following table quantifies the potential changes in net interest expense and net portfolio value should interest rates go up or down (shocked) 300 or 100 basis points, respectively, assuming the yield curves of the rate shocks will be parallel to each other. We calculate the cash flows associated with the loan portfolios and securities available for sale based on prepayment and default rates that vary by asset. We generate projected losses, as well as prepayments, based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, we use loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. When we shock interest rates we further adjust these projected loss and prepayment assumptions. The base interest rate scenario assumes interest rates at March 31, 2004. Actual results of Ocwen Financial Corporation and its subsidiaries could differ significantly from the results estimated in the following table:

                                               Estimated Changes in
                                      --------------------------------------
       Rate Shock in basis points     Net Interest             NPV
       --------------------------     ------------     ---------------------
                  +300                   85.34%               41.53%
                  +200                   56.89%               27.62%
                  +100                   28.45%               13.89%
                   0                      0.00%                0.00%
                  -100                  (28.45)%             (12.95)%

        The Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk and foreign currency exchange rate risk. These techniques include interest rate caps and floors and foreign currency futures contracts.

        Foreign Currency Exchange Rate Risk Management. We have entered into foreign currency futures to hedge our net investments in foreign subsidiaries that own residual interests backed by residential loans originated in the UK and the shopping center located in Halifax, Nova Scotia. Our principal exposure to foreign currency exchange rates exists with the British Pound versus the U.S. dollar and the Canadian Dollar versus the U.S. dollar. Our policy is to periodically adjust the amount of foreign currency derivative contracts that we have entered into in response to changes in our recorded investment in these foreign entities as well as to changes in our assets denominated in a foreign currency. Our net exposures are subject to gain or loss if foreign currency exchange rates fluctuate. See Note 4 to our Interim Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES.

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act) as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004 our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to discussions of the future availability of funds, beliefs regarding regulatory compliance and litigation resolution, expectations as to resolution of our non-core assets, predictions on loan yield and the adequacy of our funding needs, resource assumptions and beliefs, intentions with regard to the issuance of brokered deposits, estimates for loan losses and carrying values, and plans for growth in India. Forward-looking statements are not guarantees of future performance, and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially.

        Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following: general economic and market conditions, prevailing interest or currency exchange rates, governmental regulations and policies, international political and economic uncertainty, availability of adequate and timely sources of liquidity, uncertainty related to dispute resolution and litigation, and real estate market conditions and trends, as well as other risks detailed in OCN's reports and filings with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2003. The forward-looking statements speak only as of the date they are made and should not be relied upon. OCN undertakes no obligation to update or revise the forward-looking statements.

                           PART II - OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS.

        See "Note 8 Commitments and Contingencies" of Ocwen Financial Coporation's Interim Consolidated Financial Statements.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)3     Exhibits.

     2.1 Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1) 3.1 Amended and Restated Articles of Incorporation (2)
     3.2       Amended and Restated Bylaws (3)
     4.0       Form of Certificate of Common Stock (2)
     4.1       Certificate of Trust of Ocwen Capital Trust I (4)
     4.2       Amended and Restated Declaration of Trust of Ocwen Capital Trust
               I (4)
     4.3       Form of Capital Security of Ocwen Capital Trust I (Included in
               Exhibit 4.2) (4)
     4.4 Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (4)
     4.5 Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (Included in Exhibit 4.4) (4)
     4.6 Form of Guarantee of the OCN relating to the Capital Securities of Ocwen Capital Trust I (4)
    10.1 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (5)
    10.2       Ocwen Financial Corporation 1998 Annual Incentive Plan (6)
    10.3 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors (7)
    10.4 Indemnity agreement, dated August 24, 1999, among OCN and OAC's Board of Directors (8)
    10.5 Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (8)
    10.6 First Amendment to Agreement, dated March 31, 2000, between HCT Investments, Inc. and OAIC Partnership I, L. P. (8)
    10.7 Form of Employment Agreement dated as of April 1, 2001, by and between Ocwen Financial Corporation and Arthur D. Ringwald (9)
    31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
    31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
    32.1       Certification of the Chief Executive Officer pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
    32.2       Certification of the Chief Financial Officer pursuant to U.S.C.
               Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

                           PART II - OTHER INFORMATION

(6) Incorporated by reference from the similarly described exhibit to Ocwen Financial Corporation's Definitive Proxy Statement with respect to Ocwen Financial Corporation's 1998 Annual Meeting of Shareholders filed with the Commission on March 31, 1998.

(7) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

(8) Incorporated by reference from the similarly described exhibit included with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(9) Incorporated by reference from the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(b)     Reports on Form 8-K Filed during the Quarter Ended March 31, 2004.

(1) A Form 8-K was filed by OCN on February 3, 2004 that contained a news release announcing Ocwen Financial Corporation's financial results for the fourth quarter ended December 31, 2003.

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

Date:   May 10, 2004