Form 10-Q
period 2004-06-30
OCWEN FINANCIAL CORP
filed 2004-08-09
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-13219

                           Ocwen Financial Corporation
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                Florida                                 65-0039856
               ---------                               ------------
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

Number of shares of Common Stock, $0.01 par value, outstanding as of August 5, 2004: 63,296,552 shares.

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX

--------------------------------------------------------------------------------

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited).............   3

        Consolidated Statements of Financial Condition at
         June 30, 2004 and December 31, 2003..............................   3

        Consolidated Statements of Operations for the Three and
         Six Months Ended June 30, 2004 and 2003..........................   4

        Consolidated Statements of Comprehensive Income (Loss) for
         the Three and Six Months Ended June 30, 2004 and 2003 ...........   5

        Consolidated Statement of Changes in Stockholders'
         Equity for the Six Months Ended June 30, 2004....................   6

        Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 2004 and 2003..............................   7

        Notes to Consolidated Financial Statements........................   8

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................  18

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  45

Item 4. Controls and Procedures...........................................  48

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................  49

Item 6. Exhibits and Reports on Form 8-K..................................  49

Signature.................................................................  51

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                 June 30,     December 31,
                                                                   2004          2003
                                                               ------------   ------------
Assets
  Cash and amounts due from depository institutions ........   $    282,099   $    215,764
  Interest earning deposits ................................              7            324
  Trading securities, at fair value
    U.S. government and sponsored enterprise securities ....          4,652          6,679
    Subordinates and residuals .............................         42,280         42,841
  Real estate ..............................................         68,080        103,943
  Affordable housing properties ............................          8,198          7,410
  Loans, net ...............................................         11,520         28,098
  Match funded assets ......................................        132,775        130,087
  Premises and equipment, net ..............................         41,633         41,944
  Advances on loans and loans serviced for others ..........        337,320        374,769
  Mortgage servicing rights ................................        136,174        166,495
  Receivables ..............................................         74,291         88,157
  Other assets .............................................         50,140         33,607
                                                               ------------   ------------
    Total assets ...........................................   $  1,189,169   $  1,240,118
                                                               ============   ============

Liabilities and Stockholders' Equity
  Liabilities
    Deposits ...............................................   $    455,669   $    446,388
    Escrow deposits ........................................        138,661        116,444
    Bonds - match funded agreements ........................        117,745        115,394
    Lines of credit and other secured borrowings ...........         50,582        150,384
    Notes and debentures ...................................         56,249         56,249
    Accrued interest payable ...............................          4,099          4,789
    Accrued expenses, payables and other liabilities .......         27,871         31,926
                                                               ------------   ------------
      Total liabilities ....................................        850,876        921,574
                                                               ------------   ------------

  Minority interest in subsidiaries ........................          1,294          1,286

  Commitments and Contingencies (Note 8)

  Stockholders' equity
    Common stock, $.01 per value; 200,000,000 shares
     authorized; 68,201,948 and 67,467,220 shares
     issued and outstanding at June 30, 2004 and
     December 31, 2003, respectively .......................            682            675
    Additional paid-in capital .............................        230,440        225,559
    Retained earnings ......................................        106,263         90,409
    Accumulated other comprehensive income (loss),
     net of taxes ..........................................           (386)           615
                                                               ------------   ------------
    Total stockholders' equity .............................        336,999        317,258
                                                               ------------   ------------
      Total liabilities and stockholders' equity ...........   $  1,189,169   $  1,240,118
                                                               ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                                                Three Months                   Six Months
                                                                         ---------------------------   ---------------------------
For the periods ended June 30,                                               2004           2003           2004           2003
----------------------------------------------------------------------   ------------   ------------   ------------   ------------
Revenue
  Servicing and related fees .........................................   $     38,602   $     32,224   $     80,723   $     66,052
  Vendor management fees .............................................         13,654          7,458         26,827         13,999
  Gain (loss) on trading and match funded securities, net ............          2,503          3,188          1,860          2,765
  Valuation gains (losses) on real estate ............................         (1,974)        (6,308)        (3,825)        (6,009)
  Gain (loss) on sales of real estate ................................             81             13           (460)            92
  Operating income (losses) from real estate .........................            565          1,421            573          2,192
  Gain (loss) on debt repurchases ....................................             --             (4)            --             (4)
  Other income .......................................................          4,984          1,409         11,604          2,697
                                                                         ------------   ------------   ------------   ------------
    Non-interest revenue .............................................         58,415         39,401        117,302         81,784
                                                                         ------------   ------------   ------------   ------------

  Interest income ....................................................          5,962          6,998         10,567         13,755
  Interest expense ...................................................          7,096          9,404         14,898         18,731
                                                                         ------------   ------------   ------------   ------------
    Net interest income (expense) before provision for loan losses ...         (1,134)        (2,406)        (4,331)        (4,976)
  Provision for loan losses ..........................................           (287)        (3,250)          (819)        (3,085)
                                                                         ------------   ------------   ------------   ------------
    Net interest income (expense) after provision for loan losses ....           (847)           844         (3,512)        (1,891)
                                                                         ------------   ------------   ------------   ------------
      Total revenue ..................................................         57,568         40,245        113,790         79,893
                                                                         ------------   ------------   ------------   ------------

Non-interest expense
  Compensation and employee benefits .................................         20,897         17,130         42,930         34,838
  Occupancy and equipment ............................................          4,021          2,685          8,018          5,515
  Technology and communication costs .................................          6,616          4,497         13,285          8,994
  Loan expenses ......................................................          7,460          3,465         15,387          7,000
  Loss (gain) on investments in affordable housing properties ........            (41)           (56)           (79)           314
  Professional services and regulatory fees ..........................          7,316          4,060         13,141         19,344
  Other operating expenses ...........................................          2,199          2,554          5,256          4,850
                                                                         ------------   ------------   ------------   ------------
    Non-interest expense .............................................         48,468         34,335         97,938         80,855
                                                                         ------------   ------------   ------------   ------------

  Distributions on Capital Securities ................................             --          1,529             --          3,059
                                                                         ------------   ------------   ------------   ------------
  Income (loss) before minority interest and income taxes ............          9,100          4,381         15,852         (4,021)
  Minority interest in net income (loss) of subsidiaries .............            (47)           (73)           (68)          (336)
  Income tax expense .................................................             55            305             66            612
                                                                         ------------   ------------   ------------   ------------
    Net income (loss) ................................................   $      9,092   $      4,149   $     15,854   $     (4,297)
                                                                         ============   ============   ============   ============

Earnings (loss) per share
  Basic ..............................................................   $       0.13   $       0.06   $       0.23   $      (0.06)
  Diluted ............................................................   $       0.13   $       0.06   $       0.23   $      (0.06)

Weighted average common shares outstanding
  Basic ..............................................................     68,160,020     67,240,155     67,961,217     67,289,964
  Diluted ............................................................     69,534,999     68,372,204     69,314,392     67,289,964

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)

                                                                    Three Months               Six Months
                                                               ----------------------    ----------------------
For the periods ended June 30,                                   2004         2003         2004         2003
-----------------------------------------------------------    ---------    ---------    ---------    ---------
Net income (loss)..........................................    $   9,092    $   4,149    $  15,854    $  (4,297)
Other comprehensive income (loss), net of taxes:
Change in unrealized foreign currency translation
 adjustment arising during the period (1)..................         (954)         297       (1,001)         515
                                                               ---------    ---------    ---------    ---------
Comprehensive income (loss)................................    $   8,138    $   4,446    $  14,853    $  (3,782)
                                                               =========    =========    =========    =========

(1) Net of tax benefit (expense) of $(560) and $(174) for the three months ended June 30, 2004 and 2003, respectively, and $588 and $(302) for the six months ended June 30, 2004 and 2003, respectively.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                             (Dollars in thousands)

                                                                                                  Accumulated
                                                                                                     Other
                                                  Common Stock         Additional                Comprehensive
                                             -----------------------    Paid-in      Retained    Income (loss),
                                               Shares       Amount      Capital      Earnings     Net of Taxes      Total
                                             ----------   ----------   ----------   ----------   --------------   ----------
Balances at December 31, 2003 ............   67,467,220   $      675   $  225,559   $   90,409   $          615   $  317,258
Net income ...............................           --           --           --       15,854               --       15,854
Issuance of restricted common stock to
 directors and employees .................      211,394            2          687           --               --          689
Exercise of common stock options .........      523,334            5        4,194           --               --        4,199
Other comprehensive loss, net of taxes
  Change in unrealized foreign
   currency translation adjustment .......           --           --           --           --           (1,001)      (1,001)
                                             ----------   ----------   ----------   ----------   --------------   ----------
Balances at June 30, 2004 ................   68,201,948   $      682   $  230,440   $  106,263   $         (386)  $  336,999
                                             ==========   ==========   ==========   ==========   ==============   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

For the six months ended June 30,                                                        2004         2003
-----------------------------------------------------------------------------------   ----------   ----------
Cash flows from operating activities
Net income (loss) .................................................................   $   15,854   $   (4,297)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
  Net cash provided by trading activities .........................................        5,887       17,917
  Premium amortization (discount accretion) on securities, net ....................       (2,122)         733
  Amortization of servicing rights ................................................       48,669       43,405
  Depreciation and other amortization .............................................        7,067        7,034
  Provision for loan losses .......................................................         (819)      (3,085)
  Valuation (gains) losses on real estate .........................................        3,825        6,009
  (Gain) loss on trading and match funded securities ..............................       (1,860)      (2,765)
  (Gain) loss on sale of real estate ..............................................          460         (566)
  (Gain) loss on investments in affordable housing properties .....................          (79)         314
  (Gain) loss on repurchase of debt ...............................................           --            4
  (Increase) decrease in advances and match funded advances on loans and loans
    serviced for others ...........................................................       36,559      (38,403)
  (Increase) decrease in receivables and other assets, net ........................       (5,634)      (4,032)
  Increase (decrease) in accrued expense, interest payable and
    other liabilities, net ........................................................       (4,745)         (88)
                                                                                      ----------   ----------
Net cash provided (used) by operating activities ..................................      103,062       22,180
                                                                                      ----------   ----------
Cash flows from investing activities
  Principal payments received on match funded loans ...............................        5,031        5,656
  Acquisitions of match funded loans ..............................................       (7,119)          --
  Proceeds from sale of affordable housing properties .............................          327        2,340
  Purchase of mortgage servicing rights ...........................................      (18,348)     (52,583)
  Proceeds from sale of loans .....................................................           --       24,047
  Principal payments received on loans ............................................       29,521       27,166
  Purchases, originations and funded commitments of loans, net ....................      (15,975)      (6,225)
  Capital improvements to real estate .............................................           --       (4,019)
  Proceeds from sale of real estate ...............................................       18,910        9,190
  Additions to premises and equipment .............................................       (5,755)      (4,837)
                                                                                      ----------   ----------
Net cash provided (used) by investing activities ..................................        6,592          735
                                                                                      ----------   ----------
Cash flows from financing activities
  Increase (decrease) in deposits and escrow deposits .............................       31,498      (14,190)
  Proceeds from (repayment of) lines of credit and other secured borrowings, net ..      (79,802)      78,652
  Proceeds from (repayment of) bonds - match funded agreements, net ...............        2,351      (16,961)
  Repurchase and repayment of notes and subordinated debentures ...................           --         (439)
  Exercise of common stock options ................................................        2,317           11
  Repurchase of common stock ......................................................           --       (2,235)
                                                                                      ----------   ----------
Net cash provided (used) by financing activities ..................................      (43,636)      44,838
                                                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents ..............................       66,018       67,753
Cash and cash equivalents at beginning of period ..................................      216,088      192,247
                                                                                      ----------   ----------
Cash and cash equivalents at end of period ........................................   $  282,106   $  260,000
                                                                                      ==========   ==========
  Cash and cash equivalents at end of period
  Cash and amounts due from depository institutions ...............................   $  282,099   $   65,836
  Interest-earning deposits .......................................................            7      124,164
  Federal funds sold and repurchase agreements ....................................           --       70,000
                                                                                      ----------   ----------
                                                                                      $  282,106   $  260,000
                                                                                      ==========   ==========
Supplemental disclosure of cash flow information
Cash paid during the period for
  Interest ........................................................................   $   15,588   $   19,639
                                                                                      ==========   ==========
  Income tax refunds (payments) ...................................................   $   47,809   $     (585)
                                                                                      ==========   ==========
Supplemental schedule of non-cash investing and financing activities
  Assumption of line of credit by purchaser of real estate ........................   $   20,000   $       --
                                                                                      ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                             (Dollars in thousands)
--------------------------------------------------------------------------------

NOTE 1  BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. Ocwen Financial Corporation's ("OCN") interim consolidated financial statements include the accounts of OCN and its subsidiaries. OCN owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank"), Investors Mortgage Insurance Holding Company, Ocwen Technology Xchange, Inc. ("OTX"), Ocwen Asset Investment Corp. ("OAC") and Ocwen Financial Solutions, Private Limited ("India"). OCN also owns 70% of Global Servicing Solutions, LLC ("GSS") with the remaining 30% minority interest held by ML IBK Positions, Inc. ("Merrill Lynch"). We have eliminated all significant intercompany transactions and balances in consolidation.

        In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our financial condition at June 30, 2004 and December 31, 2003, the results of our operations for the three and six months ended June 30, 2004 and 2003, our comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003, our changes in stockholders' equity for the six months ended June 30, 2004 and our cash flows for the six months ended June 30, 2004 and 2003. The results of operations and other data for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2004. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to the prior periods' interim consolidated financial statements to conform to the June 30, 2004 presentation.

        In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Material estimates that are particularly significant in the near or medium term relate to our determination of allowances for loans, servicing advances, and receivables, as well as our valuation of securities, real estate, affordable housing properties, servicing rights, intangibles and deferred tax assets. Actual results could differ from those estimates and assumptions.

NOTE 2  CURRENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation provides guidance with respect to the identification of variable interest entities and when assets, liabilities, noncontrolling interests and the results of operations of a variable interest entity need to be included in a company's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in certain cases. The factors to be considered in making this determination include the adequacy of the equity of the entity and the nature of the risks, rights and rewards of the equity investors in the entity. The Interpretation applied immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. Due to significant implementation concerns, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities ("SPEs") until financial statements are issued for periods ending after March 15, 2004. SPEs are subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. This Interpretation does not have a material impact on our financial statements.

NOTE 3 COMPANY OBLIGATED, MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY

        In August 1997, Ocwen Capital Trust ("OCT") issued $125,000 of 10.875% Capital Securities (the "Capital Securities"). OCT invested the proceeds from issuance of the Capital Securities in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. Prior to our adoption of SFAS No. 150 on July 1, 2003, we presented the Capital Securities in a separate caption between liabilities and stockholders' equity in or consolidated statement of financial condition as "Company-obligated, mandatorily redeemable securities of subsidiary trust holding solely Junior Subordinated Debentures of the Company", and distributions on the Capital Securities were reported in a separate caption immediately following non-interest expense in our consolidated statement of operations. Effective with our adoption of SFAS No. 150, the Capital Securities are presented as a liability in the consolidated statement of financial condition as a component of notes and debentures. At the

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2004
                             (Dollars in thousands)
--------------------------------------------------------------------------------

same time, we began reporting distributions of the Capital Securities as a component of interest expense in the consolidated statement of operations.

        Holders of the Capital securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1 per Capital Security. OCN guarantees payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, to the extent OCT has funds available. If Ocwen Financial Corporation does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Distributions on Capital Securities amounted to $1,529 in both the second quarter of 2004 and 2003 ($3,059 for the year to date periods). Accumulated distributions payable on the Capital Securities amounted to $2,549 at both June 30, 2004 and December 31, 2003 and are included in accrued interest payable.

        We have the right to defer payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 10 consecutive semiannual periods with respect to each deferral period, provided that no extension period may extend beyond the stated maturity of the Junior Subordinated Debentures. Upon the termination of any such extension period and the payment of all amounts then due on any interest payment date, we may elect to begin a new extension period. Accordingly, there could be multiple extension periods of varying lengths throughout the term of the Junior Subordinated Debentures. If we defer interest payments on the Junior Subordinated Debentures, distributions on the Capital Securities will also be deferred, and we may not, nor may any of our subsidiaries, (i) declare or pay and dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, their capital stock of (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. During an extension period, interest on the Junior Subordinated Debentures will continue to accrue at the rate of 10.875% per annum, compounded semiannually.

        We may redeem the Junior Subordinated Debentures before maturity at our option, subject to the receipt of any necessary prior regulatory approval, (i) in whole or in part on or after August 1, 2007, at a redemption price equal to 105.438% of the principal amount or (ii) at any time, in whole (but not in part), upon the occurrence and continuation of a special event (defined as a tax event, regulatory capital event or an investment company event) at a redemption price equal to the greater of (a) 100% of the principal amount thereof or (b) the sum of the present values of the principal amount and premium payable with respect to an optional redemption of such Junior Subordinated Debentures on August 1, 2007, together with scheduled payments of interest from the prepayment date to August 1, 2007, discounted to the prepayment date on a semiannual basis at the adjusted Treasury rate plus accrued interest thereon to the date of prepayment. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption, in an amount equal to the amount of the related Junior Subordinated Debentures maturing or being redeemed and at a redemption price equal to the redemption price of the Junior Subordinated Debentures, plus accumulated and unpaid distributions thereon to the date of redemption.

        For financial reporting purposes, we treat OCT as a subsidiary and, accordingly, the accounts of OCT are included in our consolidated financial statements. We eliminate intercompany balances and transactions with OCT, including the balance of Junior Subordinated Debentures outstanding, in our consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2004
                             (Dollars in thousands)
--------------------------------------------------------------------------------

NOTE 4  FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

        We have entered into foreign currency derivatives to hedge our investments in foreign subsidiaries that own residual interests backed by residential loans originated in the UK ("UK residuals") and a shopping center located in Halifax, Nova Scotia (the "Nova Scotia Shopping Center"). It is our policy to periodically adjust the amount of foreign currency derivative contracts we have entered into in response to changes in our investments in these assets. Currency futures are commitments to either purchase or sell foreign currency at a future date for a specified price. We have determined that the local currency of our investment in UK residuals and the Nova Scotia Shopping Center is the functional currency. Our foreign currency derivative financial instruments qualify for hedge accounting. Accordingly, we include the gains or losses in the net unrealized foreign currency translation in accumulated other comprehensive income in stockholders' equity. The following table sets forth the terms and values of these foreign currency financial instruments at June 30, 2004 and December 31, 2003:

                                       Position    Maturity    Notional Amount   Strike Rate    Fair Value
                                       --------   ----------   ----------------  -----------    -----------
June 30, 2004
-----------------------------------
Canadian Dollar currency futures...      Short    Sept. 2004        C$   13,000     0.7414      $      (104)
British Pound currency futures.....      Short    Sept. 2004   (pound)   17,500     1.8242              323
                                                                                                -----------
                                                                                                $       219
                                                                                                ===========
December 31, 2003
-----------------------------------
Canadian Dollar currency futures...      Short    June 2004         C$   10,000     0.7660      $       (34)
British Pound currency futures.....      Short    June 2004    (pound)   16,500     1.7292             (737)
                                                                                                -----------
                                                                                                $      (771)
                                                                                                ===========

        Because foreign currency futures contracts are exchange traded, holders of these instruments look to the exchange for performance under these contracts and not the entity holding the offsetting futures contract, thereby minimizing the risk of nonperformance under these contracts. The notional principal amount does not represent our exposure to credit loss.

NOTE 5 REGULATORY REQUIREMENTS

        The Bank, as a federal savings bank organized under the Home Owners' Loan Act, and OCN, as a registered savings and loan holding company under the Act, are subject to extensive federal and state regulation under the Act and other federal and state laws, as described on pages 11 through 14 under the Regulation section of Part I in our Annual Report on Form 10-K for the year ended December 31, 2003. Our primary regulatory authority is the U.S. Office of Thrift Supervision ("OTS"). As such, the OTS periodically conducts an examination of the Bank and its business practices.

        On April 19, 2004, the Bank and the OTS entered into a Supervisory Agreement (the "Agreement"). The Agreement memorializes various loan servicing and customer service practices, some of which the Bank had previously adopted and some of which it has implemented on a going-forward basis. Under the Agreement, the Bank will continue to maintain and further develop its Office of Consumer Ombudsman, an initiative implemented effective January 1, 2004. The Agreement acknowledges that the Bank no longer assesses delinquent borrowers attorneys' fees for issuing notices of default. Beginning with the effective date of the Agreement, the Bank will no longer charge delinquent borrowers a fee for providing forbearance plans in lieu of foreclosures. The Agreement also establishes the procedures to be followed to determine whether appropriate hazard insurance is in place before placing insurance on behalf of the borrower. Those procedures include some already implemented by the Bank, as well as new requirements, including that the second notice shall be sent to borrowers by certified mail. The Bank will not place the borrower's loan in default, assess fees or initiate foreclosure proceedings solely due to the borrower's nonpayment of insurance premiums. The Agreement also provides that the Bank agrees "to utilize best efforts" to provide borrowers or their agents pay-off quotes within five business days and sets forth new guidelines regarding documentation of charges on such pay-off quotes.

        The Bank also is required to meet a number of deadlines and submit reports relating to its implementation of the Agreement. While we do not expect that compliance with the Agreement will have a material adverse impact on our financial condition, results of operations or cash flows, we do not know whether the OTS or other regulatory agencies will seek to implement additional measures relating to the Bank's servicing practices, including with respect to the matters that are the subject of the Agreement. Accordingly, there can be no assurance that any such measures, if implemented, would not have a material adverse effect on our financial condition, results of operations or cash flows.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2004
                             (Dollars in thousands)
--------------------------------------------------------------------------------

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

        At June 30, 2004, the Bank was "well capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be categorized as "well capitalized", the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the following table. The Bank's capital amounts and classification are subject to review by federal regulators regarding components, risk-weightings and other factors. There are no conditions or events since June 30, 2004 that we believe have changed the Bank's category.

        Since 1997, the Bank has committed to the OTS to maintain a core capital (leverage) ratio and a total risk-based capital ratio of at least 9.00% and 13.00%, respectively. The Bank continues to be in compliance with this commitment as well as with the regulatory capital requirements of general applicability (as indicated in the table below). In addition during 2002, we committed to maintain our investment in mortgage servicing rights at approximately 50% of stockholders' equity on a consolidated basis and 60% of core capital (before any deduction thereto for mortgage servicing rights) at the Bank. On a consolidated basis, our investment in mortgage servicing rights is below the committed level and represented 40% of stockholder's equity at June 30, 2004. At the Bank, mortgage servicing rights are also below the committed level, amounting to 53% of core capital at June 30, 2004.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2004
                             (Dollars in thousands)
--------------------------------------------------------------------------------

        The following table summarized the Bank's actual and required regulatory capital at June 30, 2004:

                                                                                             To be Well Capitalized   Committed
                                                                      Minimum for Capital    for Prompt Corrective     Capital
                                                     Actual            Adequacy Purposes       Action Provisions     Requirements
                                              -------------------     -------------------    ----------------------  ------------
                                               Ratio     Amount        Ratio     Amount        Ratio       Amount       Ratio
                                              -------  ----------     -------   ---------    --------    ----------  ------------
Shareholders' equity, and ratio to total
 assets ...................................    19.08%  $  191,559
Disallowed mortgage servicing rights.......                (8,876)
Disallowed deferred tax assets.............               (21,295)
Non-includable subsidiary..................                  (807)
Intangible assets (1)......................                (3,239)
                                                       ----------
Tier 1 (core) capital and ratio to
 adjusted total assets.....................    16.22%     157,342      4.00%    $  38,795       5.00%    $   48,494      9.00%
Non-mortgage servicing rights..............                (1,419)
                                                       ----------
Tangible capital and ratio to tangible
 assets....................................    16.10%  $  155,923      1.50%    $  14,527
                                                       ==========
Tier 1 capital and ratio to risk-weighted
 assets....................................    24.38%  $  157,342                               6.00%    $   38,725
Tier 2 capital - Allowance for loan losses.                 4,660
Real estate required to be deducted (2)....               (44,000)
                                                       ----------
Total risk-based capital and ratio to
 risk-weighted assets......................    18.28%  $  118,002      8.00%    $  51,633      10.00%    $   64,541     13.00%
                                                       ==========
Total regulatory assets....................            $1,004,015
                                                       ==========
Adjusted total assets......................            $  969,873
                                                       ==========
Tangible assets............................            $  968,454
                                                       ==========
Risk-weighted assets.......................            $  645,410
                                                       ==========

(1)     Unamortized balance of computer software.

(2) Retail shopping mall, which we originally acquired in satisfaction of a debt and have held in excess of five years.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2004
                             (Dollars in thousands)
--------------------------------------------------------------------------------

NOTE 6  NET INTEREST INCOME (EXPENSE) BEFORE PROVISION FOR LOAN LOSSES

                                                              Three Months              Six Months
                                                         ---------------------    ---------------------
For the periods ended June 30,                              2004        2003         2004        2003
-----------------------------------------------------    ---------   ---------    ---------   ---------
Interest income:
----------------
  Interest earning cash and other....................    $     225   $      96    $     339   $     146
  Federal funds sold and repurchase agreements.......          350         419          742         737
  Trading securities.................................        4,315       4,757        7,553       9,622
  Loans..............................................          710         737        1,170       1,109
  Match funded loans and securities..................          362         989          763       2,141
                                                         ---------   ---------    ---------   ---------
                                                             5,962       6,998       10,567      13,755
                                                         ---------   ---------    ---------   ---------
Interest expense:
-----------------
  Deposits...........................................        3,678       4,534        7,715       9,400
  Securities sold under agreements to repurchase.....           --          --           --           3
  Bonds - match funded agreements....................        1,069       1,258        2,096       2,564
  Lines of credit and other secured borrowings.......          820       1,319        2,028       2,176
  Notes and debentures...............................        1,529       2,293        3,059       4,588
                                                         ---------   ---------    ---------   ---------
                                                             7,096       9,404       14,898      18,731
                                                         ---------   ---------    ---------   ---------
  Net interest income (expense) before provision
   for loan losses...................................     $ (1,134)  $  (2,406)   $  (4,331)  $  (4,976)
                                                         =========   =========    =========   =========

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

        Core Businesses
        ---------------
        . Residential Loan Servicing. Through this business, we provide for a fee, loan servicing, including asset management and resolution services, to third party owners of subprime residential mortgage and "high loan-to-value loans". We acquire the rights to service loans by purchasing them outright or by entering into sub-servicing contracts.

        . OTX. Through this segment we provide technology solutions for the mortgage and real estate industries. OTX products include a residential loan servicing system (REALServicing(TM)), a commercial loan servicing system (REALSynergy(TM)) and an internet-based mortgage loan processing application and vendor management system (REALTrans(TM)).

        . Ocwen Realty Advisors (ORA). Through ORA we provide residential property valuation services to external customers in the wholesale lending community as well as for our own residential real estate transactions.

        . Ocwen Recovery Group (formerly Unsecured Collections). This business conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired at a discount in 1999 and 2000.

        . Business Process Outsourcing. This business segment began operation in December 2002. Business Process Outsourcing provides outsourcing services, including data processing, call center maintenance, mortgage research and others, to third parties and leverages the operational capacity of our facilities in India.

        . Commercial Servicing. This segment now includes the results of both our domestic and international servicing of commercial assets, including commercial real estate loans, corporate loans and unsecured loans. Previously, domestic commercial servicing was included as a component of the Commercial Finance Segment, and the results of our international operations were reported as a separate segment. International servicing is conducted through GSS, our joint servicing venture with Merrill Lynch.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2004
                             (Dollars in thousands)
--------------------------------------------------------------------------------

        Non-Core Businesses
        -------------------
        . Commercial Assets. This segment comprised operations to acquire sub-performing commercial loans at a discount, as well as operations to invest in and reposition under-performing real estate assets. No assets have been acquired since 2000. Since then, this business has consisted of the management, repositioning and resolution of the remaining loan and real estate assets.

        . Affordable Housing. Includes our investments, primarily through limited partnerships, in qualified low-income rental housing for the purpose of obtaining Federal income tax credits pursuant to Section 42 of the Internal Revenue Code of 1986, as amended. Except to complete those projects in which an investment had already been made, we ceased making investments in properties in 2000.

        . Subprime Finance. In August 1999, we closed our domestic subprime origination business. Previously, activities of this segment included our acquisition and origination of single-family residential loans to non-conforming borrowers. We have continued to manage and resolve the remaining non-core assets, which consist primarily of unrated single-family subprime residual securities.

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

        Financial information for our segments is as follows for the dates indicated:

                                                            Total Assets
                                                     --------------------------
                                                       June 30,    December 31,
                                                         2004          2003
                                                     -----------   ------------
Core businesses:
  Residential Loan Servicing.....................    $   612,424   $    672,779
  OTX............................................          6,161          5,290
  Ocwen Realty Advisors..........................          3,010          1,056
  Ocwen Recovery Group...........................            342            323
  Business Process Outsourcing...................          1,623          1,010
  Commercial Servicing...........................         11,009          5,241
                                                     -----------   ------------
                                                         634,569        685,699
                                                     -----------   ------------
Non-core businesses:
  Commercial Assets..............................         81,056        133,015
  Affordable Housing.............................         44,613         48,974
  Subprime Finance...............................         36,960         39,162
                                                     -----------   ------------
                                                         162,629        221,151
                                                     -----------   ------------
Corporate Items and Other........................        391,971        333,268
                                                     -----------   ------------
                                                     $ 1,189,169    $ 1,240,118
                                                     ===========   ============

        The following table summarizes our remaining investment in non-core assets, which are included in the total asset amounts presented above:

                                                         Non-Core Assets
                                                  --------------------------
                                                    June 30,    December 31,
                                                      2004         2003
                                                  -----------   ------------
Non-core businesses:
  Commercial Assets............................   $    78,543   $   126,401
  Affordable Housing...........................        11,833        13,955
  Subprime Finance.............................        37,119        38,973
  Corporate Items and Other....................         2,583         2,963
                                                  -----------   -----------
                                                  $   130,078   $   182,292
                                                  ===========   ===========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2004
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                  Net Interest     Provision                      Pre-Tax
                                                  Non-Interest       Income        for Loan     Non-Interest       Income
                                                     Revenue       (Expense)         Loses         Expense       (Loss) (1)
                                                  ------------    ------------     ---------    ------------     ----------
At or for the three months ended June 30, 2004
----------------------------------------------
Core businesses:
  Residential Loan Servicing..................      $  33,566      $  (5,267)      $      --      $  23,663      $   4,637
  OTX.........................................          6,688             --              --          5,154          1,534
  Ocwen Realty Advisors.......................          7,401            (19)             --          5,806          1,576
  Ocwen Recovery Group........................          3,180             --              --          2,291            889
  Business Process Outsourcing................          2,193             (5)             --          1,481            707
  Commercial Servicing........................          3,437             (1)             --          3,662           (226)
                                                    ---------      ----------      ---------      ---------      ---------
                                                       56,465         (5,292)             --         42,057          9,117
                                                    ---------      ---------       ---------      ---------      ---------
Non-core businesses:
  Commercial Assets...........................            252            512            (255)           829            190
  Affordable Housing..........................             17           (472)             --            731         (1,186)
  Subprime Finance............................          1,112          3,249              --            739          3,623
                                                    ---------      ---------       ---------      ---------      ---------
                                                        1,381          3,289            (255)         2,299          2,627
                                                    ---------      ---------       ---------      ---------      ---------

Corporate Items and Other.....................            569            869             (32)         4,112         (2,644)
                                                    ---------      ---------       ---------      ---------      ---------
                                                    $  58,415      $  (1,134)      $    (287)     $  48,468      $   9,100
                                                    =========      =========       =========      =========      =========

At or for the three months ended June 30, 2003
----------------------------------------------
Core businesses:
  Residential Loan Servicing..................      $  28,810      $  (4,937)      $      --      $  15,472      $   8,401
  OTX.........................................          2,534             --              --          5,179         (2,645)
  Ocwen Realty Advisors.......................          4,905             (6)             --          3,305          1,594
  Ocwen Recovery Group........................          2,653             --              --          1,688            964
  Business Process Outsourcing................            401             --              --            478            (77)
  Commercial Servicing........................          1,430            (11)             --          2,203           (784)
                                                    ---------      ---------       ---------      ---------      ---------
                                                       40,733         (4,954)             --         28,325          7,453
                                                    ---------      ---------       ---------      ---------      ---------
Non-core businesses:
  Commercial Assets...........................         (4,586)        (2,096)         (3,373)           930         (4,239)
  Affordable Housing..........................             82           (811)              3            592         (1,324)
  Subprime Finance............................          3,067          4,372              --          1,655          5,785
                                                    ---------      ---------       ---------      ---------      ---------
                                                       (1,437)         1,465          (3,370)         3,177            222
                                                    ---------      ---------       ---------      ---------      ---------

Corporate Items and Other.....................            105          1,083             120          2,833         (3,294)
                                                    ---------      ---------       ---------      ---------      ---------
                                                    $  39,401      $  (2,406)      $  (3,250)     $  34,335      $   4,381
                                                    =========      =========       =========      =========      =========

(1)     Income (loss) before minority interest and income taxes.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2004
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                  Net Interest     Provision                      Pre-Tax
                                                  Non-Interest       Income        for Loan     Non-Interest       Income
                                                    Revenue        (Expense)         Loses         Expense       (Loss) (1)
                                                  ------------    ------------     ---------    ------------     ----------
For the six months ended June 30, 2004
-----------------------------------------------
Core businesses:
  Residential Loan Servicing...................     $  68,840      $ (10,539)      $      --      $  47,918      $  10,383
  OTX..........................................         9,887             --              --         10,123           (237)
  Ocwen Realty Advisors........................        16,597            (25)             --         13,037          3,535
  Ocwen Recovery Group.........................         6,658             --              --          4,368          2,290
  Business Process Outsourcing.................         4,348             (8)             --          3,236          1,104
  Commercial Servicing.........................         6,968             (2)             --          6,968             (3)
                                                    ---------      ----------      ---------      ---------      ---------
                                                      113,298        (10,574)             --         85,650         17,072
                                                    ---------      ----------      ---------      ---------      ---------
Non-core businesses:
  Commercial Assets............................        (2,043)           219            (764)         1,990         (3,050)
  Affordable Housing...........................            17           (882)            (29)         1,323         (2,159)
  Subprime Finance.............................         1,284          5,991              --          1,148          6,127
                                                    ---------      ---------       ---------      ---------      ---------
                                                         (742)         5,328            (793)         4,461            918
                                                    ---------      ---------       ---------      ---------      ---------

Corporate Items and Other......................         4,746            915             (26)         7,827         (2,138)
                                                    ---------      ---------       ----------     ---------      ---------
                                                    $ 117,302      $  (4,331)      $    (819)     $  97,938      $  15,852
                                                    =========      =========       =========      =========      =========

For the six months ended June 30, 2003
-----------------------------------------------
Core businesses:
  Residential Loan Servicing...................     $  59,393      $  (9,824)      $      --      $  31,920      $  17,649
  OTX..........................................         5,007             --              --         10,979         (5,972)
  Ocwen Realty Advisors........................         8,726             (9)             --          6,108          2,609
  Ocwen Recovery Group.........................         5,505             --              --          3,224          2,281
  Business Process Outsourcing.................           752             --              --            748              4
  Commercial Servicing.........................         2,936            (34)             --          5,067         (2,165)
                                                    ---------      ---------       ---------      ---------      ---------
                                                       82,319         (9,867)             --         58,046         14,406
                                                    ---------      ---------       ---------      ---------      ---------
Non-core businesses:
  Commercial Assets............................        (3,420)        (4,397)         (3,458)         2,308         (6,668)
  Affordable Housing...........................           145         (1,648)            148          1,953         (3,604)
  Subprime Finance.............................         2,463          8,859              --         13,022         (1,700)
                                                    ---------      ---------       ---------      ---------      ---------
                                                         (812)         2,814          (3,310)        17,283        (11,972)
                                                    ---------      ---------       ---------      ---------      ---------

Corporate Items and Other........................         277          2,077             225          5,526         (6,455)
                                                    ---------      ---------       ---------      ---------      ---------
                                                    $  81,784      $  (4,976)      $  (3,085)     $  80,855      $  (4,021)
                                                    =========      =========       =========      =========      =========

(1)     Income (loss) before minority interest and income taxes.

NOTE 8 COMMITMENTS AND CONTINGENCIES

        OCN and certain of its affiliates, including the Bank, have been named as defendants in a number of purported class action lawsuits challenging the Bank's mortgage servicing practices. The lawsuits allege that the defendants violated federal and state statutes, including the federal Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act and state deceptive trade practices statutes, and assert common law claims. The lawsuits seek actual and punitive damages, and injunctive and other relief. These lawsuits have been consolidated into a single proceeding before the United States District Court for the Northern District of Illinois, under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604. The consolidated action is at an early stage of proceedings, and the court has not yet considered a motion for class certification. We are defending and intend to continue to defend the consolidated action vigorously. While the outcome of litigation is always uncertain, we believe that we have meritorious legal and factual defenses to all of the claims in the consolidated action.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2004
                             (Dollars in thousands)
--------------------------------------------------------------------------------

        The Bank is also a defendant in a purported class action proceeding in state court in Alabama that challenges the Bank's mortgage servicing practices, and particularly certain fees charged to borrowers. In the proceeding, which relates to loans that were part of a portfolio that we acquired from a third party, plaintiffs alleged common law and Alabama state law claims against the Bank and other defendants. We recently concluded an agreement with counsel for the plaintiffs to settle the case on a non-class basis and to dismiss all claims with prejudice. Pursuant to this settlement agreement, on August 6, 2004, the parties jointly filed a Joint Motion to Vacate and to Dismiss the case with the Court. The settlement agreement will not have a material effect on our financial condition, results of operations or cash flows.

        On July 9, 2004, a jury rendered a verdict of $9,320, which included both actual and punitive components, against Ocwen, the Bank and OTX in litigation brought by Cartel Asset Management, Inc. ("Cartel") in federal court in Denver, Colorado. Cartel alleged trade secret and contract-related claims arising out of real estate valuation services performed from 1997 through the first quarter of 2001, at which time we ceased doing business with Cartel. On July 16, 2004, the judge in the Cartel litigation ordered a new trial on damages on the ground that the testimony of plaintiff's damages expert should have been, but was not, excluded. The lawsuit does not involve challenges to our core Residential Loan Servicing business practices. We will continue to defend this litigation vigorously and, if necessary, take an appeal to the U.S. Court of Appeals for the Tenth Circuit.

        OCN and the Bank are also subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings will not have a material effect on our financial condition, results of operations or cash flows.

NOTE 9 SUBSEQUENT EVENT

        On July 28, 2004, OCN issued $175,000 aggregate principal amount of 3.25% Contingent Convertible Senior Unsecured Notes due 2024 ("Convertible Notes") in a private placement under Securities Act of 1933, as amended. The Convertible Notes are senior unsecured obligations of Ocwen Financial Corporation and bear interest at the rate of 3.25% per year. Interest is payable on February 1 and August 1 of each year, beginning on February 1, 2005. The Convertible Notes will mature on August 1, 2024.

        The Convertible Notes will be convertible at the option of the holder thereof under certain circumstances into shares of our common stock at an initial conversion rate of 82.1693 shares per $1 principal amount of the Convertible Notes, subject to adjustment. Upon conversion, OCN may at its option choose to deliver, in lieu of common stock, cash or a combination of cash and common stock.

        In privately negotiated transactions concurrent with the private placement of the Convertible Notes, we have used 25% of the gross proceeds from the sale of the Convertible Notes to repurchase 4,850,000 shares of our common stock at a price of $9.02 per share. We intend to use the remaining proceeds, net of underwriting discount and other expenses, for general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

General

        OCN is a diversified financial services company with headquarters in West Palm Beach, Florida, and a presence in Canada, China, Germany, India, Japan and Taiwan. We are engaged in a variety of businesses related to residential and commercial mortgage servicing, real estate asset management, asset recovery, global outsourcing and the marketing and sales of technology solutions to third parties.

Overview of Risks and Related Critical Accounting Policies

        For the past several years, we have been undergoing a fundamental transition in the nature of our business. In late 1999 and early 2000, we began to execute a strategic plan to shift our business activities away from capital-intensive businesses involving the purchase or origination of loans, real estate and related assets toward less capital-intensive businesses that generate fee-based revenues. As a result, we generally ceased to invest in assets in certain of our business segments ("non-core businesses") unless we were contractually committed to do so. However, we continue actively to manage and resolve the remaining assets in these segments. As of June 30, 2004, or core and non-core businesses were as follows:

       Core Businesses                                 Non-Core Businesses
       ---------------                                 -------------------
       Residential Loan Servicing                      Commercial Assets
       Ocwen Technology Xchange ("OTX")                Affordable Housing
       Ocwen Realty Advisors ("ORA")                   Subprime Finance
       Ocwen Recovery Group (formerly Unsecured
        Collections)
       Business Process Outsourcing
       Commercial Servicing

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

Banking Operations

        The Bank operates one bank branch in Fort Lee, New Jersey. This location, which provides most of our retail banking services, is primarily focused on the issuance of retail certificates of deposit that currently serve as a source of financing for us. We do not conduct loan origination activities in the Fort Lee branch.

        We currently operate several of our core businesses primarily in the
Bank: Residential Loan Servicing, ORA, the domestic operations of Commercial Servicing and portions of Ocwen Recovery Group. In addition, our non-core Affordable Housing business operates in the Bank, as does a portion of our non-core Commercial Assets business.

        As described in Note 5 to our Interim Consolidated Financial Statements, we have committed to the OTS to maintain our investment in mortgage servicing rights at approximately 60% of core capital at the Bank (before any deduction thereto for mortgage servicing rights) and 50% of stockholders' equity on a consolidated basis. These commitments effectively limit the size of our Residential Loan Servicing business. Consistent with our strategy of growing that business, we are currently exploring the possibility of the Bank

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

terminating its status as a federal savings bank under OTS and FDIC supervision, which would, among other things, eliminate these restrictions on our growth. If we were to go forward with this process, which we refer to as "debanking," we would dissolve the Bank and continue its non-depositary businesses, including its mortgage servicing business, under another subsidiary of our company, which would be licensed where necessary at the state level. Should debanking occur, we would no longer be a savings-and-loan holding company and would no longer be able to take deposits in the United States or benefit from federal preemption.

        No final determination has yet been made with respect to whether we will pursue this strategy. Were we to decide to do so, our ability to debank would be subject to a number of contingencies, many of which are beyond our control, including approvals by the OTS with respect to applications for a voluntary dissolution as well as sales of the Bank's deposits to third parties. There can be no assurance that we ultimately would be successful in debanking.

        The following discussion of our consolidated financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1.

Selected Consolidated Financial Information

        The following tables present selected consolidated financial information at the dates and for the periods indicated.

                                                                                       Increase (Decrease)
                                                       June 30,       December 31,    ------------------------
                                                         2004            2003              $             %
                                                      -----------     -----------     -----------    ---------
Financial Condition Data
------------------------
Total assets.......................................   $ 1,189,169     $ 1,240,118     $   (50,949)      (4)%
  Trading securities, at fair value................   $    46,932     $    49,520     $    (2,588)      (5)%
  Real estate......................................   $    68,080     $   103,943     $   (35,863)     (35)%
  Loans, net.......................................   $    11,520     $    28,098     $   (16,578)     (59)%
  Match funded assets, net.........................   $   132,775     $   130,087     $     2,688        2%
  Advances on loans and loans serviced for others..   $   337,320     $   374,769     $   (37,449)     (10)%
  Mortgage servicing rights........................   $   136,174     $   166,495     $   (30,321)     (18)%
  Receivables......................................   $    74,291     $    88,157     $   (13,866)     (16)%
  Other assets.....................................   $    50,140     $    33,607     $    16,533       49%
Total liabilities..................................   $   850,876     $   921,574     $   (70,698)      (8)%
  Deposits.........................................   $   455,669     $   446,388     $     9,281        2%
  Escrow deposits..................................   $   138,661     $   116,444     $    22,217       19%
  Bonds-match funded agreements....................   $   117,745     $   115,394     $     2,351        2%
  Lines of credit and other secured borrowings.....   $    50,582     $   150,384     $   (99,802)     (66)%
  Notes and debentures (1).........................   $    56,249     $    56,249     $        --       --%
Stockholders' equity...............................   $   336,999     $   317,258     $    19,741        6%

                                                                For the Three Months Ended June 30,
                                                      --------------------------------------------------------
                                                                                       Favorable/(Unfavorable)
                                                                                      ------------------------
                                                         2004            2003              $             %
                                                      -----------     -----------     -----------    ---------
Operations Data
---------------
Net income (loss)..................................   $     9,092     $     4,149     $     4,943      119%
Non-interest revenue...............................   $    58,415     $    39,401     $    19,014       48%
Net interest income (expense) (1)..................   $    (1,134)    $    (2,406)    $     1,272       53%
Provision for loan losses..........................   $      (287)    $    (3,250)    $    (2,963)     (91)%
Non-interest expense...............................   $    48,468     $    34,335     $   (14,133)     (41)%
Distributions on Capital Securities (1)............   $        --     $     1,529     $     1,529       100%
Income tax expense.................................   $        55     $       305     $       250       82%

Net income (loss) per share:
  Basic and diluted................................   $      0.13     $      0.06     $      0.07      117%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

                                                                  For the Six Months Ended June 30,
                                                      --------------------------------------------------------
                                                                                       Favorable/(Unfavorable)
                                                                                      ------------------------
                                                         2004            2003             $              %
                                                      -----------     -----------     -----------    ---------
Operations Data
---------------
Net income (loss)..................................   $    15,854     $    (4,297)    $    20,151      469%
Non-interest revenue...............................   $   117,302     $    81,784     $    35,518       43%
Net interest income (expense) (1)..................   $    (4,331)    $    (4,976)    $       645       13%
Provision for loan losses..........................   $      (819)    $    (3,085)    $    (2,266)     (73)%
Non-interest expense...............................   $    97,938     $    80,855     $   (17,083)     (21)%
Distributions on Capital Securities (1)............   $        --     $     3,059     $     3,059       100%
Income tax expense.................................   $        66     $       612     $       546       89%

Net income (loss) per share:
  Basic and diluted................................   $      0.23     $     (0.06)    $       .29      483%

(1) Effective with our adoption of SFAS No. 150 on July 1, 2003, we reclassified our $56,249 balance of 10.875% Capital Securities to notes and debentures. Distributions for the three and six months ended June 30, 2004 amounted to $1,529 and $3,059, respectively, and are included with interest expense.

Results of Operations

        General. We recorded net income of $9,092 for the second quarter of 2004, as compared to $4,149 for the second quarter of 2003. Our earnings per share were $0.13 and $0.06 for the second quarter of 2004 and 2003, respectively. For the first six months of 2004 we recorded net income of $15,854 or $0.23 per share as compared to a net loss of $(4,297) or $(0.06) per share for the same period of 2003.

        Our core businesses recorded combined pre-tax income of $9,117 in the second quarter of 2004, an increase of $1,664 or 22% as compared to the second quarter of 2003. Year to date, pre-tax income from our core businesses amounted to $17,072, an increase of $2,666 or 19% compared to the same period of 2003. Declines in Residential Loan Servicing income during the 2004 periods were more than offset by improvements in the operating results of OTX and our other core businesses. Our non-core business segments recorded pre-tax income of $2,627 in the second quarter of 2004 as compared to $222 for the second quarter of 2003.Year to date, our non-core businesses recorded pre-tax income of $918, an improvement of $12,890 over the loss incurred for the same period in 2003. The improvement in the combined results of our year-to-date non-core segments is largely due to the $10,000 charge in the first quarter of 2003, related to settlement of the Admiral Home Loan arbitration. Losses from our Corporate Items and Other segment declined in the 2004 periods. We discuss these segment results in detail in our review of segment profitability, which follow.

        Segment Profitability. In general, we have ceased conducting any new business activities related to our non-core businesses, although we are actively engaged in the sale or other resolution of the remaining non-core assets. These assets are comprised of loans, real estate, securities held in our residual and subordinate trading portfolio and affordable housing properties.

        The following is a discussion of pre-tax income (loss) before minority interest, income taxes and effect on change in accounting principle for each of our core and non-core reportable business segments.

Core Businesses
---------------

        Residential Loan Servicing. Through this business, we provide for a fee, loan servicing, including asset management and resolution services, to third party owners of subprime residential mortgage and "high loan to value" loans. Subprime residential mortgages comprise the vast majority of loans we service. We acquire the rights to service loans by purchasing them outright or by entering into sub-servicing contracts. Results for the three and six months ended June 30, 2004 as compared to the same periods of 2003 reflect growth in the average volume of mortgage loans serviced, as shown in the table below, continuing earnings pressure from current low interest rates and rising prepayments in our servicing portfolio. Not only do prepayments result in the loss of future servicing fees, they also result in increases to the rate at which we amortize our servicing rights. Prepayments also create an obligation for us to remit a final month of interest to the investor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

Selected information
--------------------

                                                                       2004            2003
                                                                  -------------   -------------
Number of loans at June 30.....................................         333,722         339,902
Unpaid principal balance at June 30............................   $  34,768,367   $  33,713,494
Average unpaid principal balance for the following periods:
  Three months ended June 30...................................   $  35,676,776   $  30,994,887
  Six months ended June 30.....................................   $  36,370,943   $  30,730,460

                                                         Three Months                 Six Months
                                                  -------------------------    -------------------------
For the periods ended June 30,                        2004          2003           2004          2003
-----------------------------------------------   -----------   -----------    -----------   -----------
Pre-tax income (loss)..........................   $     4,637   $     8,401    $    10,383   $    17,649
Net interest expense...........................   $     5,267   $     4,937    $    10,539   $     9,824
Servicing and related fees:
  Fees.........................................   $    62,476   $    57,801    $   130,377   $   115,537
  Amortization of servicing rights.............   $   (23,009)  $   (21,840)   $   (48,669)  $   (43,405)
  Compensating interest expense................   $    (8,899)  $    (7,657)   $   (17,111)  $   (13,621)
Non-interest expense...........................   $    23,663   $    15,472    $    47,918   $    31,920

     . The increase in fees in 2004, as compared to the same periods of 2003, is primarily the result of average volume growth. Earnings on float balances have increased as a result of volume growth, but these earnings remain low due to low short-term interest rates. The yield we earned on float balances averaged 0.85% and 1.16% during the second quarter of 2004 and 2003, respectively, and 0.90% and 1.15% for the first six months of 2004 and 2003, respectively. See "Non-interest Revenue - Servicing and Related Fees" for a detail of the principal components of servicing and related fees.

     . The rate of amortization on servicing rights has increased in response to increased projected prepayment volumes. The balance of mortgage servicing rights declined during the first six months of 2004 as amortization exceeded purchases by $30,321. See "Changes in Financial Condition - Mortgage Servicing Rights."

     . The increase in compensating interest expense on loans repaid before the end of a calendar month reflect higher prepayments in our servicing portfolio.

     . The increase in non-interest expense reflects costs associated with the property management contract we entered into with The U.S. Department of Veteran's Affairs ("the VA") in September 2003 and our reassumption in the fourth quarter of 2003 of certain collection activities which were previously outsourced to a third-party vendor. The total number of employees in this business segment averaged 1,499 and 1,252 during the second quarter of 2004 and 2003, respectively, and 1,469 and 1,267 for the first six months of 2004 and 2003, respectively. Our workforce in India assigned to this segment averaged 801 and 663 during the second quarter of 2004 and 2003, respectively, and 765 and 649 for the year to date periods of 2004 and 2003, respectively.

     . Non-interest expense for 2004 also reflects a $1,393 increase in the provision for uncollectible advances and other servicing related receivables recorded during the first quarter.

        OTX. Through this core segment we provide technology solutions for the mortgage and real estate industries. OTX products include a residential loan servicing system (REALServicing), a commercial loan servicing system (REALSynergy) and an internet-based mortgage loan processing application and vendor management system (REALTrans).

Selected information
--------------------

                                                         Three Months                  Six Months
                                                  -------------------------    -------------------------
For the periods ended June 30,                       2004           2003           2004          2003
-----------------------------------------------   -----------   -----------    -----------   -----------
Pre-tax income (loss)..........................   $     1,534   $    (2,645)   $      (237)  $    (5,972)
Non-interest revenue...........................   $     6,688   $     2,534    $     9,887   $     5,007
Non-interest expense...........................   $     5,154   $     5,179    $    10,123   $    10,979

        The improvement in pre-tax results in the 2004 periods as compared to 2003 is primarily due to our REALServicing product. Pre-tax results for REALServicing improved by $4,451 in the second quarter of 2004 as compared to 2003, and $5,868 year to date 2004 as compared to 2003. Non-interest revenue for the second quarter of 2004 includes $2,900 of one-time fees (primarily documentation fees) associated with a service contract for the use of our REALServicing system.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

        Ocwen Realty Advisors. Through ORA we provide residential property valuation services to external customers in the wholesale lending community as well as our own residential real estate transactions.

Selected information
--------------------

                                                         Three Months                  Six Months
                                                  -------------------------    -------------------------
For the periods ended June 30,                       2004           2003           2004          2003
-----------------------------------------------   -----------   -----------    -----------   -----------
Pre-tax income (loss)..........................   $     1,576   $     1,594    $     3,535   $     2,609
Property valuation fees........................   $     7,401   $     4,906    $    16,597   $     8,726
Non-interest expense:
  Appraisal expenses...........................   $     5,015   $     2,696    $    12,110   $     4,832
  Other........................................   $       791   $       609    $       927   $     1,276
Gross margin...................................   $     2,386   $     2,210    $     4,487   $     3,894

    . The increase in property valuation fees and appraisal expenses reflects a significant increase in the volume of property valuation services performed, primarily as a result of the contract we entered into in September 2003 to service residential REO properties for the VA.

        Ocwen Recovery Group. This core business conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired at a discount in 1999 and 2000. On collections for third party owners, we generally earn a fee based upon a percentage of the amount collected. We accounted for our collections of our unsecured credit card receivables portfolio under the cost recovery method through the end of 2001 when we reduced the net book value of our unsecured receivables to zero as a result of collections and additional reserves. Beginning in 2002, income on that portfolio is recognized as cash is collected.

Selected information
--------------------

                                                         Three Months                  Six Months
                                                  -------------------------    -------------------------
For the periods ended June 30,                       2004           2003           2004          2003
-----------------------------------------------   -----------   -----------    -----------   -----------
Pre-tax income (loss)..........................   $       889   $       964    $     2,290   $     2,281
Non-interest revenue:
  Third-party collection fees..................   $     2,625   $     1,942    $     5,604   $     3,902
  Recoveries of unsecured credit
  card receivables owned.......................   $       492   $       689    $       965   $     1,546
  Other........................................   $        63   $        22    $        89   $        57
Non-interest expense...........................   $     2,291   $     1,688    $     4,368   $     3,224

        Business Process Outsourcing. Business Process Outsourcing provides outsourcing services, including data processing, call center maintenance, mortgage research and others, to third parties and leverages the operational capacity of our facilities in India. This Business segment began operations in December 2002. Results reflect the initiation of new outsourcing contracts in the third quarter of 2003.

Selected information
--------------------

                                                         Three Months                  Six Months
                                                  -------------------------    -------------------------
For the periods ended June 30,                       2004           2003           2004          2003
-----------------------------------------------   -----------   -----------    -----------   -----------
Pre-tax income (loss)..........................   $       707   $       (77)   $     1,104   $         4
Non-interest revenue...........................   $     2,193   $       401    $     4,348   $       752
Non-interest expense...........................   $     1,481   $       478    $     3,236   $       748

        Commercial Servicing. This segment now includes the results of both our domestic and international servicing of commercial assets. Previously, domestic commercial servicing was included as a component of the Commercial Finance segment, and the results of our international operations was reported as a separate segment. International servicing is conducted through GSS, our joint servicing venture with Merrill Lynch. As of the end of 2003, our two offices in Tokyo, Japan and Taipei, Taiwan were fully operational. We are also in the process of establishing servicing offices in other locations, including Canada and Germany. We have established consulting operations in the United Kingdom and China. At June 30, 2004, this segment serviced a total of 9,060 loans with an aggregate unpaid principal balance of $12,466,252, the majority of which were serviced by our office in Japan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

Selected information
--------------------

                                                         Three Months                  Six Months
                                                  -------------------------    -------------------------
For the periods ended June 30,                       2004           2003           2004          2003
-----------------------------------------------   -----------   -----------    -----------   -----------
Pre-tax income (loss)..........................   $      (226)  $      (784)   $        (3)  $    (2,165)
Servicing and related fees.....................   $     3,413   $     1,296    $     6,911   $     2,630
Non-interest expense...........................   $     3,662   $     2,203    $     6,968   $     5,067

     . The results for the 2004 periods as compared to 2003 primarily reflect growth in our international servicing of commercial assets through GSS. See "Non-Interest Revenue - Servicing and Related Fees."

Non-Core Businesses
-------------------

        Commercial Assets. Results for this non-core segment reflect our continuing exit from our loan and real estate businesses. We have not purchased any commercial assets since 2000. See "Changes in Financial Condition - Loans, Net". Since then, this business has consisted of the management, repositioning and resolution of the remaining non-core assets. At June 30, 2004 the non-core assets remaining in this business consisted of six loan and real estate assets and one unrated subordinate security with a fair value of $3,943. These six assets consisted of one loan totaling $7,134 and five real estate assets totaling $67,466.

Selected information
--------------------

                                                         Three Months                  Six Months
                                                  -------------------------    -------------------------
For the periods ended June 30,                       2004           2003           2004          2003
-----------------------------------------------   -----------   -----------    -----------   -----------
Pre-tax income (loss)..........................   $       190   $    (4,239)   $    (3,050)  $    (6,668)
Net interest income (expense)..................   $       512   $    (2,096)   $       219   $    (4,397)
Provision for loan losses......................   $      (255)  $    (3,373)   $      (764)  $    (3,458)
Non-interest revenue...........................   $       252   $    (4,586)   $    (2,043)  $    (3,420)
Non-interest expense...........................   $       829   $       930    $     1,990   $     2,308

     . The improvement in net interest income reflects a decline in real estate assets, which do not earn interest but are financed with interest-bearing liabilities. Also, in the second quarter of 2004 we recorded $601 of interest income on our unrated subordinate security, reflecting the first cash flow received from this security.

     . Non-interest revenue includes impairment charges on our real estate assets of $1,877 and $5,526 during the second quarter of 2004 and 2003, respectively. For the first six months of 2004 and 2003, impairment charges were $3,777 and $5,526, respectively.

     . Non-interest revenue for 2004 also includes a $1,366 unrealized gain in the second quarter on the unrated subordinate security, reflecting the probability of receiving additional cash flows in the future.

     . The negative provision for loan losses in 2003 primarily resulted from the recovery of reserves on loan sales during the second quarter. See "Provisions for Loan Losses".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

        Affordable Housing. Historically, we invested in affordable housing properties primarily through a series of limited partnerships. Except to complete those projects in which an investment had already been made, we ceased making investments in properties in 2000 as part of our shift in strategy to fee-based businesses and because the volume of tax credits being generated was exceeding our ability to utilize them effectively. Since that time, we have been marketing these properties for sale. Our investment in affordable housing properties consists of four properties and amounted to $8,198 and $7,410 at June 30, 2004 and December 31, 2003, respectively. In addition, this segment has $3,635 of loans outstanding to limited partnership properties that we do not consolidate in our financial statements. During the second quarter, we entered into a contract to sell three of the four remaining properties. This transaction is in the due diligence phase and has not yet closed. We anticipate that new sources of financing will be established to repay the remaining loan balances. We regularly assess the carrying value of our remaining assets and provide additional loss reserves as appropriate. At June 30, 2004, our combined reserves associated with affordable housing properties and loans amount to 56% of the remaining book value of such assets as compared to 55% at December 31, 2003.

        Subprime Finance. We were engaged in domestic subprime residential lending prior to ceasing originations in August of 1999; however, we have continued to manage and resolve the remaining non-core assets. At June 30, 2004, the non-core assets remaining in this business consisted primarily of unrated single family subprime residual trading securities with a fair value of $37,044. These securities are presently generating income and return of principal through cash flows. See "Changes in Financial Condition - Trading Securities".

Selected information
--------------------

                                                         Three Months                  Six Months
                                                  -------------------------    -------------------------
For the periods ended June 30,                       2004           2003           2004          2003
-----------------------------------------------   -----------   -----------    -----------   -----------
Pre-tax income (loss)..........................   $     3,623   $     5,785    $     6,127   $    (1,700)
Interest income................................   $     3,572   $     4,656    $     6,644   $     9,486
Interest expense...............................   $       323   $       284    $       653   $       627
Gain (loss) on trading securities, net.........   $     1,109   $     3,071    $       325   $     2,466
Non-interest expense...........................   $       739   $     1,655    $     1,148   $    13,022

     . The decrease in interest income is largely the result of a decline in cash flow distributions received on single-family unrated subprime residual securities.

     . The $11,874 decline in non-interest expense year to date 2004 compared to 2003 is primarily due to the $10,000 charge recorded during the first quarter of 2003 related to the conclusion of the Admiral Home Loan arbitration.

        Corporate Items and Other. Pre-tax results for this segment include business activities that are individually insignificant, interest income on cash and cash equivalents, interest expense on corporate assets, gains and losses from debt repurchases, and general corporate expenses. The table below presents the more significant amounts included in each of the periods indicated.

Selected information
--------------------

                                                         Three Months                  Six Months
                                                  -------------------------    -------------------------
For the periods ended June 30,                       2004           2003           2004          2003
-----------------------------------------------   -----------   -----------    -----------   -----------
Pre-tax income (loss)..........................   $    (2,644)  $    (3,294)   $    (2,138)  $    (6,455)
Net interest expense...........................   $       352   $       704    $       676   $     1,399
Corporate and technology expenses..............   $     2,545   $     2,635    $     5,628   $     5,484
Other income...................................   $       253   $        45    $     4,166   $       428

     . Effective with our adoption of SFAS No. 150 effective July 1, 2003, distributions on our Capital securities are reported in the consolidated statement of operations as interest expense beginning in the third quarter of 2003. For purposes of this analysis, net interest expense includes distributions on Capital Securities for all periods.

     . Other income for 2004 includes $3,675 of interest income recognized during the first quarter on a federal income tax refund claim. See "Changes in Financial Condition - Receivables" for additional information regarding this claim.

        See Note 7 to the Interim Consolidated Financial Statements, for additional information related to our operating segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

        Non-Interest Revenue. The following table sets forth the principal components of our non-interest income during the periods indicated:

                                                         Three Months                  Six Months
                                                  -------------------------    -------------------------
For the periods ended June 30,                       2004           2003           2004          2003
-----------------------------------------------   -----------   -----------    -----------   -----------
Servicing and related fees.....................   $    38,602   $    32,224    $    80,723   $    66,052
Vendor management fees.........................        13,654         7,458         26,827        13,999
Gain (loss) on trading and match funded
 securities, net...............................         2,503         3,188          1,860         2,765
Valuation gains (losses) on real estate........        (1,974)       (6,308)        (3,825)       (6,009)
Gain (loss) on sales of real estate............            81            13           (460)           92
Operating income (losses) from real estate.....           565         1,421            573         2,192
Gain (loss) on debt repurchases................            --            (4)            --            (4)
Other income...................................         4,984         1,409         11,604         2,697
                                                  -----------   -----------    -----------   -----------
                                                  $    58,415   $    39,401    $   117,302   $    81,784
                                                  ===========   ===========    ===========   ===========

        Servicing and Related Fees. Our servicing and related fees are primarily comprised of fees we earned from investors for servicing residential mortgage loans on their behalf. The following table sets forth the principal components of our servicing and related fees by segment for the periods indicated:

                                                         Three Months                  Six Months
                                                  -------------------------    -------------------------
For the periods ended June 30,                       2004           2003           2004          2003
-----------------------------------------------   -----------   -----------    -----------   -----------
Residential Loan Servicing:
--------------------------
Loan servicing and related fees:
  Loan servicing fees (1)......................   $    43,354   $    38,352    $    89,301   $    77,962
  Late charges.................................        10,179         9,155         21,548        18,046
  Interest on custodial accounts (2)...........         2,750         2,434          5,763         4,274
  Compensating interest expense (3)............        (8,899)       (7,657)       (17,111)      (13,621)
  Amortization of servicing rights (4).........       (23,009)      (21,840)       (48,669)      (43,405)
  Other, net...................................         2,288         2,599          4,146         4,836
                                                  -----------   -----------    -----------   -----------
                                                       26,663        23,043         54,978        48,092
Other fees:
  Default servicing fees.......................           392         1,020          1,337         1,993
  Retail banking fees..........................         2,078         1,825          3,950         3,551
  Other........................................         1,435         2,416          4,332         4,871
                                                  -----------   -----------    -----------   -----------
                                                       30,568        28,304         64,597        58,507
                                                  -----------   -----------    -----------   -----------
Other Segments (5):
------------------
Loan servicing and related fees:
  Loan servicing fees..........................         3,047         2,151          6,392         4,468
  Late charges.................................           158           537            453           854
  Other, net (6)...............................         3,491         1,063          7,048         1,906
                                                  -----------   -----------    -----------   -----------
                                                        6,696         3,751         13,893         7,228

Other fees.....................................         1,338           169          2,233           317
                                                  -----------   -----------    -----------   -----------

                                                  $    38,602   $    32,224    $    80,723   $    66,052
                                                  ===========   ===========    ===========   ===========

(1) The increase in residential loan servicing fees during 2004 as compared to 2003 is largely due to the growth in the average balance of residential loans we serviced for others. The average unpaid principal balance of loans serviced by our Residential Loan Servicing segment during the three months ended June 30, 2004 and 2003 amounted to $35,676,776 and $30,994,887, respectively. For the first six months of 2004 and 2003, the average balance of loans serviced was $36,370,943 and $30,730,460, respectively. See "Segment Results - Residential Loan Servicing".

(2) Interest we earned on custodial accounts during the holding period between collection of borrower payments and remittance to investors. These custodial accounts are held by an unaffiliated bank and are excluded from our statement of financial condition. The average balances held in these custodial accounts were approximately $1,336,700 and $870,400 for the second quarter of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

        2004 and 2003, respectively. Year to date, the balances in these accounts averaged $1,208,300 and $762,400 for 2004 and 2003, respectively.

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

(5) Other segments primarily includes Commercial Servicing, Ocwen Recovery Group and Business Process Outsourcing. See "Segment Results" for additional discussion regarding loan servicing and related fees for these segments.

(6) Includes $2,193 and $401 of fees earned by our Business Process Outsourcing segment for the second quarter of 2004 and 2003, respectively. Year to date, these fees amounted to $4,348 and $752 for 2004 and 2003, respectively. See "Segment Results - Business Process Outsourcing".

        The following table sets forth loans we serviced at the dates indicated. Non-performing loans serviced for others have been delinquent for 90 days or more. Performing loans serviced for others are current or have been delinquent for less than 90 days.

                                            Loans (1)                         REO (2)                           Total
                                  ------------------------------   ------------------------------   ------------------------------
                                     Amount            Count          Amount            Count          Amount            Count
                                  -------------    -------------   -------------    -------------   -------------    -------------
Residential Loan Servicing
--------------------------
June 30, 2004:
  Performing...................   $  29,141,730          262,170   $          --               --   $  29,141,730          262,170
  Non-performing...............       4,111,232           49,838       1,515,405           21,714       5,626,637           71,552
                                  -------------    -------------   -------------    -------------   -------------    -------------
                                  $  33,252,962          312,008   $   1,515,405           21,714   $  34,768,367          333,722
                                  =============    =============   =============    =============   =============    =============
December 31, 2003:
  Performing...................   $  32,413,747          293,007   $          --               --   $  32,413,747          293,007
  Non-performing...............       4,306,047           52,585         977,564           14,000       5,283,611           66,585
                                  -------------    -------------   -------------    -------------   -------------    -------------
                                  $  36,719,794          345,592   $     977,564           14,000   $  37,697,358          359,592
                                  =============    =============   =============    =============   =============    =============
Commercial Servicing
--------------------
June 30, 2004:
  Performing...................   $     622,924              247   $          --               --   $     622,924              247
  Non-performing...............      11,782,519            8,783          60,809               30      11,843,328            8,813
                                  -------------    -------------   -------------    -------------   -------------    -------------
                                  $  12,405,443            9,030   $      60,809               30   $  12,466,252            9,060
                                  =============    =============   =============    =============   =============    =============
December 31, 2003:
  Performing...................   $     461,276              264   $          --               --   $     461,276              264
  Non-performing...............      12,148,555            7,434          85,290               40      12,233,845            7,474
                                  -------------    -------------   -------------    -------------   -------------    -------------
                                  $  12,609,831            7,698   $      85,290               40   $  12,695,121            7,738
                                  =============    =============   =============    =============   =============    =============

(1) At June 30, 2004 we serviced 234,485 subprime loans with a total unpaid principal balance of $27,613,286, as compared to 257,089 subprime loans with an unpaid principal balance of $30,563,123 at December 31, 2003. Subprime loans represent residential loans we service which were made by others to borrowers who generally did not qualify under guidelines of the Fannie Mae and Freddie Mac ("nonconforming loans"). The decline in residential loans serviced at June 30, 2004 as compared to December 31, 2003 is the result of high prepayment rates and reduced purchases of servicing rights.

(2) Included $1,034,212 and $480,388 of residential REO properties serviced for the VA at June 30, 2004 and December 31, 2003, respectively.

        Vendor Management Fees. Vendor management fees are primarily comprised of property valuation fees earned by our ORA segment, fees earned from vendors in the REALTrans network and commissions on real estate sales. The increase in vendor management fees in 2004 as compared to 2003 primarily reflects an increase in the volume of valuation services performed by ORA, primarily as a result of the VA contract. See "Segment Profitability - Ocwen Realty Advisors".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

        Gain (Loss) on Trading and Match Funded Securities, Net. Gain (loss) on trading and match funded securities, net, includes both unrealized gains (losses) on securities and realized gains (losses) resulting from sales thereof. The gains for 2004 include a $1,366 unrealized gain on our commercial unrated subordinate security. The gains for 2003 were primarily the result of net unrealized gains on our unrated subprime residual and subordinate securities.

        Valuation Gains (Losses) on Real Estate. We regularly assess the value of our remaining real estate assets and provide additional loss reserves or impairment charges as appropriate. During the second quarter of 2004 and 2003, we recorded $1,877 and $5,526 of such charges, respectively. The year to date loss for 2004 also includes a $1,900 charge we recorded in the first quarter to reflect a loss in value on our retail shopping center located in Halifax, Nova Scotia. See "Changes in Financial Condition - Real Estate."

        Gain (Loss) on Sales of Real Estate. The loss for the first six months of 2004 is primarily the result of a $(591) loss on the sale of our office building located in Jacksonville, Florida during the first quarter.

        Operating Income (Loss) from Real Estate. Operating results of our real estate include rental income, depreciation expense and operating expenses associated with holding and maintaining the properties. The decline in operating income in 2004 as compared to 2003 is largely due to sales of commercial real estate properties. Only three commercial properties remain at June 30, 2004. Operating income for 2003 also included $346 of equity in earnings of loans accounted for as investments in real estate which were fully repaid as of December 31, 2003.

        Other Income. The following table sets forth the principal components of other income by segment for the periods indicated:

                                                         Three Months                 Six Months
                                                  -------------------------    -------------------------
For the periods ended June 30,                        2004          2003           2004          2003
-----------------------------------------------   -----------   -----------    -----------   -----------
Residential Loan Servicing.....................   $         2   $        --    $       317   $         4
OTX (1)........................................         4,467           508          5,378           675
Unsecured Collections (2)......................           524           714          1,028         1,610
Commercial Servicing...........................            (2)          134             30           306
Commercial Assets..............................            26            49             71            69
Affordable Housing.............................            --            82             --            82
Subprime Finance...............................             5            --            961             1
Corporate Items and Other (3)..................           (38)          (78)         3,819           (50)
                                                  -----------   -----------    -----------   -----------
                                                  $     4,984   $     1,409    $    11,604   $     2,697
                                                  ===========   ===========    ===========   ===========

(1) Includes $2,900 of one-time fees earned during the second quarter, primarily documentation fees, associated with a service contract for the use of our REALServicing system. See "Segment Results - OTX".

(2) Primarily comprised of collections of credit card receivables accounted for under the cost recovery method. See "Segment Results - Ocwen Recovery Group".

(3) Includes $3,675 of interest income recorded during the first quarter of 2004 on a federal tax refund claim due from the Internal Revenue Service ("IRS"). Our policy is to recognize interest income on income tax receivable balances upon receipt of a written finding from the IRS agent that validates our claim. See "Changes in Financial Condition - Receivables".

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

         In addition to interest income reported in this caption, we also earn interest on the balance of custodial accounts we hold in connection with our Residential Loan Servicing business. These amounts are reported as a component of servicing fees and are not included in the following information.

        Our net interest income and net interest margin began declining in 2000 and have been negative since 2001. This trend reflects a decline in the ratio of interest-earning assets to interest-bearing liabilities, which has fallen from 98% for 1999 to 46% for both the second quarter of 2004 and 2003. Both our acquisition of OAC in 1999 and our change in strategic direction from capital-intensive businesses to fee-based sources of income have contributed to an increase in the relative amount of non-interest-earning assets (such as real estate, advances on loans serviced for others and mortgage servicing rights) that are funded by interest-bearing liabilities. We expect the trend of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

net interest expense and negative net interest margin to continue as we dispose of our remaining non-core assets, a portion of which are interest-bearing, and increase non-interest-earning assets of our core businesses. While it has no impact on consolidated net income, the reclassification of our 10.875% Capital Securities to interest-bearing liabilities on July 1, 2003 as a result of our adoption of SFAS No. 150 has also had a negative impact on net interest income, margin and spread. At the same time, our redemption of the remaining $33,065 balance of 12% subordinated debentures on September 30, 2003, the repayment of the remaining $43,475 of 11.875% notes on October 1, 2003 (the maturity date) and the continuing reduction in brokered certificates of deposit all have had a positive impact on net interest income, spread and margin.

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

For the three months ended June 30,                                   2004                                    2003
--------------------------------------------------  ---------------------------------------   ------------------------------------
                                                                     Interest      Average                  Interest     Average
                                                       Average       Income/       Yield/       Average      Income/      Yield/
                                                       Balance       Expense        Rate        Balance      Expense       Rate
                                                    ------------    ----------   ----------   ----------   ----------   ----------
Average Assets:
--------------
Interest-earning cash and other ..................  $     96,732    $      225         0.93%  $   29,679   $       96         1.29%
Federal funds sold and repurchase agreements .....       137,928           350         1.02%     135,794          419         1.23%
Trading securities (1):
  U.S. government and sponsored enterprise
   securities and CMOs (AAA-rated) ...............         4,610            15         1.21%      10,500           14         0.65%
  Subordinates and residuals .....................        41,650         4,300        41.31%      36,503        4,743        51.94%
Loans (2) ........................................        27,719           710        10.25%      93,499          737         3.15%
Match funded loans and securities (3) ............        21,756           362         6.66%      44,063          989         8.98%
                                                    ------------    ----------                ----------   ----------
  Total interest earning assets ..................       330,395         5,962         7.22%     350,038        6,998         8.00%
                                                                    ----------                             ----------
Advances on loans and loans serviced for others ..       330,815                                 288,805
Mortgage servicing rights ........................       146,373                                 172,251
Match funded advances on loans serviced for others       108,642                                 118,546
Other non-interest earning assets ................       304,491                                 350,460
                                                    ------------                              ----------
  Total assets .................................    $  1,220,716                              $1,280,100
                                                    ============                              ==========
Average Liabilities and Stockholders Equity:
-------------------------------------------
Interest-bearing demand deposits .................  $     20,550            41         0.80%  $   17,005           61         1.43%
Savings deposits .................................         1,604             3         0.75%       1,423            3         0.84%
Certificates of deposit (4) ......................       461,572         3,634         3.15%     404,334        4,470         4.42%
                                                    ------------    ----------                ----------   ----------
  Total interest-bearing deposits ................       483,726         3,678         3.04%     422,762        4,534         4.29%
Bonds-match funded agreements (5) ................       116,905         1,069         3.66%     136,106        1,258         3.70%
Lines of credit and other secured borrowings (6)..        60,745           820         5.40%     121,173        1,319         4.35%
Notes and debentures (7) .........................        56,249         1,529        10.87%      76,869        2,293        11.93%
                                                    ------------    ----------                ----------   ----------
  Total interest-bearing liabilities .............       717,625         7,096         3.96%     756,910        9,404         4.97%
                                                                    ----------                             ----------
Escrow deposits ..................................       131,418                                  96,695
Other non-interest bearing liabilities ...........        37,931                                  64,958
                                                    ------------                              ----------
  Total liabilities ..............................       886,974                                 918,563
Capital Securities (7) ...........................            --                                  56,249
Minority interest ................................         1,318                                   1,561
Stockholders' equity .............................       332,424                                 303,727
                                                    ------------                              ----------
  Total liabilities and stockholders' equity .....  $  1,220,716                              $1,280,100
                                                    ============                              ==========
Net interest income (expense) ....................                  $   (1,134)                            $   (2,406)
                                                                    ==========                             ==========
Net interest spread ..............................                                     3.26%                                  3.03%
Net interest margin ..............................                                    (1.37)%                                (2.75)%
Ratio of interest-earning assets to
 interest-bearing liabilities ....................            46%                                     46%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

For the six months ended June 30,                                    2004                                   2003
--------------------------------------------------   --------------------------------------   ------------------------------------
                                                                     Interest      Average                  Interest      Average
                                                       Average       Income/       Yield/       Average     Income/       Yield/
                                                       Balance       Expense        Rate        Balance     Expense        Rate
                                                     -----------    ----------   ----------   ----------   ----------   ----------
Average Assets:
--------------
Interest-earning cash and other ..................   $    66,142    $      339         1.03%  $   20,815   $      146         1.40%
Federal funds sold and repurchase agreements .....       147,024           742         1.01%     120,237          737         1.23%
Trading securities (1):
  U.S. government and sponsored enterprise
   securities and CMOs (AAA-rated) ...............         4,946            30         1.21%      13,310          (91)       (1.32)%
  Subordinates and residuals .....................        42,391         7,523        35.49%      36,679        9,713        52.95%
Loans (2) ........................................        36,217         1,170         6.46%      97,409        1,109         2.28%
Match funded loans and securities (3) ............        22,834           763         6.68%      47,056        2,141         9.10%
                                                     -----------    ----------                ----------   ----------
  Total interest earning assets ..................       319,554        10,567         6.61%     335,506       13,755         8.20%
                                                                    ----------                             ----------
Advances on loans and loans serviced for others ..       343,074                                 285,346
Mortgage servicing rights ........................       154,301                                 171,535
Match funded advances on loans serviced for others       105,380                                 119,263
Other non-interest earning assets ................       307,698                                 349,942
                                                     -----------                              ----------
  Total assets ...................................   $ 1,230,007                              $1,261,592
                                                     ===========                              ==========
Average Liabilities and Stockholders Equity:
-------------------------------------------
Interest-bearing demand deposits .................   $    22,355            99         0.89%  $   16,818          121         1.44%
Savings deposits .................................         1,661             6         0.72%       1,490            6         0.81%
Certificates of deposit (4) ......................       459,338         7,610         3.31%     402,762        9,273         4.60%
                                                     -----------    ----------                ----------   ----------
  Total interest-bearing deposits ................       483,354         7,715         3.19%     421,070        9,400         4.46%
Securities sold under agreements to repurchase ...            --            --           --%         500            3         1.20%
Bonds-match funded agreements (5) ................       115,561         2,096         3.63%     139,919        2,564         3.66%
Lines of credit and other secured borrowings (6)          81,828         2,028         4.96%     107,955        2,176         4.03%
Notes and debentures (7) .........................        56,249         3,059        10.88%      76,922        4,588        11.93%
                                                     -----------    ----------   ----------   ----------   ----------   ----------
  Total interest-bearing liabilities.. ...........       736,992        14,898         4.04%     746,366       18,731         5.02%
                                                                    ----------                             ----------
Escrow deposits ..................................       126,153                                  93,237
Other non-interest bearing liabilities ...........        38,542                                  57,023
                                                     -----------                              ----------
  Total liabilities ..............................       901,687                                 896,626
Capital Securities (7) ...........................            --                                  56,249
Minority interest ................................         1,329                                   1,589
Stockholders' equity .............................       326,991                                 307,128
                                                     -----------                              ----------
  Total liabilities and stockholders' equity .....   $ 1,230,007                              $1,261,592
                                                     ===========                              ==========
Net interest income (expense) ....................                  $   (4,331)                            $   (4,976)
                                                                    ==========                             ==========
Net interest spread ..............................                                     2.57%                                  3.18%
Net interest margin ..............................                                    (2.71)%                                (2.97)%
Ratio of interest-earning assets to
 interest-bearing liabilities ....................            43%                                     45%

(1) The decline in the average yield on subordinates and residual securities is largely the result of lower interest on our U.K. unrated single-family subprime residual securities. The increase in our average investment in subordinates and residuals is primarily due to the transfer in the second quarter of 2003 of securities previously reported as match funded, as noted in (3) below.

(2) The decline in the average balance of loans is a result of sales, resolutions and repayments, coupled with minimal acquisitions and originations. This reflects our strategic decision to exit non-core businesses and dispose of the related assets. The average balances include non-performing loans, interest on which is recognized on a cash basis.

(3) The decline in the average balance of match funded loans and securities was primarily the result of principal repayments received on the loans and the transfer of the match funded securities to residual trading securities during the second quarter of 2003 as a result of the repurchase and retirement of the related match funded debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

(4) The increase in the average balance of certificates of deposits resulted primarily from an increase in non-brokered certificates of deposit, offset in part by maturing brokered certificates of deposit. We have not issued any new brokered certificates of deposit since 2000. The decline in the average rate earned on deposits reflects the replacement of maturing brokered certificates of deposit with non-brokered certificates of deposit, that have lower rates of interest because of the current interest rate environment. See "Changes in Financial Condition - Deposits".

(5) The decline in the average balance of bonds match funded agreements is principally due to principal repayments, offset by amortization. In addition, in the second quarter of 2003 the match funded debt related to the match funded unrated residual securities was repurchased and retired as noted above.

(6) The decline in the average balance of lines of credit and other secured borrowings is due to repayments and maturities. See "Changes in Financial Condition - Lines of Credit and Other Secured Borrowings".

(7) The decline in the average balance of notes and debentures outstanding resulted primarily from repurchases and maturities of notes and debentures during 2003, offset in part by the transfer of our $56,249 of 10.875% Capital Securities to notes and debentures effective with the adoption of SFAS No. 150 on July 1, 2003. Distributions on Capital Securities are included in interest expense on notes and debentures effective with the adoption of SFAS No. 150. See "Changes in Financial Condition - Notes and Debentures".

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

                                                                Three Months                                Six Months
                                                     ------------------------------------   ------------------------------------
                                                                2004 vs. 2003                             2004 vs. 2003
                                                     ------------------------------------   ------------------------------------
For the periods ended June 30,                        Favorable (Unfavorable) Variance        Favorable (Unfavorable) Variance
--------------------------------------------------   ------------------------------------   ------------------------------------
                                                        Rate        Volume       Total        Rate          Volume         Total
                                                     ----------   ----------   ----------   ----------   ----------   ----------
Interest Income from Interest-Earning Assets
--------------------------------------------
Interest earning cash and other ..................   $      (34)  $      163   $      129   $      (48)  $      241   $      193
Federal funds sold and repurchase agreements .....          (75)           6          (69)        (144)         149            5
Trading securities:
  U.S. government and sponsored enterprise
   securities and CMOs (AAA-rated) ...............           10          (13)          (3)          89           29          118
  Subordinates and residuals .....................       (1,052)         613         (439)      (3,540)       1,353       (2,187)
Loans ............................................          769         (796)         (27)       1,085       (1,024)          61
Match funded loans and securities ................         (212)        (415)        (627)        (469)        (909)      (1,378)
                                                     ----------   ----------   ----------   ----------   ----------   ----------
  Total interest income from interest-earning
   assets ........................................         (594)        (442)      (1,036)      (3,027)        (161)      (3,188)
                                                     ----------   ----------   ----------   ----------   ----------   ----------

Interest Expense on Interest-Bearing Liabilities
------------------------------------------------
Interest-bearing demand deposits .................           31          (11)          20           55          (33)          22
Savings deposits .................................           --           --           --            1           (1)          --
Certificates of deposit ..........................        1,409         (573)         836        2,842       (1,179)       1,663
                                                     ----------   ----------   ----------   ----------   ----------   ----------
  Total interest-bearing deposits ................        1,440         (584)         856        2,898       (1,213)       1,685
Securities sold under agreements to repurchase ...           --           --           --           --            3            3
Bonds-match funded agreements ....................           13          176          189           21          447          468
Lines of credit and other secured borrowings .....         (265)         764          499         (442)         590          148
Notes and debentures .............................          190          574          764          377        1,152        1,529
                                                     ----------   ----------   ----------   ----------   ----------   ----------
  Total interest expense on interest-bearing
   liabilities ...................................        1,378          930        2,308        2,854          979        3,833
                                                     ----------   ----------   ----------   ----------   ----------   ----------

Favorable (unfavorable) variance, net ............   $      784   $      488   $    1,272   $     (173)  $      818   $      645
                                                     ==========   ==========   ==========   ==========   ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

        Provisions for Loan Losses. At June 30, 2004, our total net loan balance was $11,520 or 1% of total assets. Of this balance, $7,134 represents one non-residential loan held in our Commercial Assets segment and $3,635 represents three multi-family loans held in our Affordable Housing segment. Because of the small number of remaining loans, we are able to perform a specific risk assessment on each loan in the Commercial Assets and affordable Housing segments. Our risk assessment of loans in the Commercial Assets segment includes a review of the underlying loan collateral, general and local economic conditions, property type risk, borrower's capacity and willingness to pay, and projections of prospective cash flows based on property-specific events. For loans held in our affordable Housing business, we project the amounts to be realized from the disposition of the property to determine the appropriate allowance for loan losses. We also analyze the historical trends in the gains or losses on disposition and resolution of loans as compared to the allowance for loan losses at the time of disposition and resolution. The results of this analysis are also taken into consideration in evaluating the allowance for loan losses on the remaining loans. The allowance for loan losses is management's best estimate of probable inherent loan losses incurred as of June 30, 2004.

        The following table presents the provisions for loan losses by business segment for the periods indicated:

                                                            Three Months               Six Months
                                                       -----------------------   -----------------------
For the periods ended June 30,                            2004         2003         2004         2003
-----------------------------------------------------  ----------   ----------   ----------   ----------
Loans:
  Commercial Assets .................................  $     (255)  $   (3,373)  $     (764)  $   (3,458)
  Affordable Housing ................................          --            3          (29)         148
  Corporate Items and Other .........................         (23)         109          (21)         222
                                                       ----------   ----------   ----------   ----------
                                                             (278)      (3,261)        (814)      (3,088)
Match funded loans:
  Corporate Items and Other .........................          (9)          11           (5)           3
                                                       ----------   ----------   ----------   ----------
                                                       $     (287)  $   (3,250)  $     (819)  $   (3,085)
                                                       ==========   ==========   ==========   ==========

        The negative loan loss provision for 2004 primarily reflects a reduction in non-performing loans in the Commercial Assets segment. Our allowance for loan losses as a percentage of non-performing loans has increased from 38.7% at December 31, 2003 to 66.5% at June 30, 2004. Overall, our allowance as a percentage of loans increased from 23.2% at December 31, 2003 to 32.9% at June 30, 2004. The negative provision that we recorded during 2003 results primarily from the recovery of reserves on sales of loans in the Commercial Assets segment during the second quarter. For additional information, see "Changes in Financial Condition - Loans, Net" and "Allowance for Loan Losses".

        Non-Interest Expense. The following table sets forth the principal components of our non-interest expense during the periods indicated:

                                                            Three Months               Six Months
                                                       -----------------------   -----------------------
For the periods ended June 30,                            2004         2003         2004         2003
-----------------------------------------------------  ----------   ----------   ----------   ----------
Compensation and employee benefits ..................  $   20,897   $   17,130   $   42,930   $   34,838
Occupancy and equipment .............................       4,021        2,685        8,018        5,515
Technology and communication costs ..................       6,616        4,497       13,285        8,994
Loan expenses .......................................       7,460        3,465       15,387        7,000
Loss (gain) on investments in affordable housing
 properties .........................................         (41)         (56)         (79)         314
Professional services and regulatory fees ...........       7,316        4,060       13,141       19,344
Other operating expenses ............................       2,199        2,554        5,256        4,850
                                                       ----------   ----------   ----------   ----------
                                                       $   48,468   $   34,335   $   97,938   $   80,855
                                                       ==========   ==========   ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

        Compensation and Employee Benefits. The following table presents the principal components of compensation and benefits we incurred for the periods indicated:

                                                            Three Months               Six Months
                                                       -----------------------   -----------------------
For the periods ended June 30,                            2004         2003         2004         2003
-----------------------------------------------------  ----------   ----------   ----------   ----------
Salaries (1) ........................................  $   14,592   $   11,655   $   28,697   $   23,630
Bonuses (2) .........................................       2,514        2,374        5,209        5,243
Payroll taxes .......................................         968          792        2,702        2,026
Commissions .........................................       1,328          410        2,567          801
Insurance ...........................................         702          553        1,227        1,073
Severance ...........................................          70          736          978          817
Other (3) ...........................................         723          610        1,550        1,248
                                                       ----------   ----------   ----------   ----------
                                                       $   20,897   $   17,130   $   42,930   $   34,838
                                                       ==========   ==========   ==========   ==========

(1)     Salaries include fees paid for the services of temporary employees.

(2) Bonus expense includes compensation related to employee incentive awards of restricted stock and stock options.

(3) Other consists primarily of recruiting expenses, matching contributions to our 401(K) plan and fees paid to directors.

        The increase in compensation and benefits in the 2004 periods as compared to the 2003 periods is primarily due to increases in salaries and commissions. The increase in salaries and commissions has occurred primarily because of an increase in the average number of our full-time employees, both in the U.S. and our India offices. Our total combined workforce (domestic and international) averaged 2,852 employees in the second quarter of 2004 as compared to 1,990 for the second quarter of 2003. For the year to date periods, our total number of employees averaged 2,663 and 1,915 in 2004 and 2003, respectively. An average of approximately 1,624 and 1,062 employees were based in our India locations during the second quarter of 2004 and 2003, respectively. For the first six months of 2004 and 2003, our India workforce averaged 1,553 and 969, respectively. Our reassumption of certain collection activities in the Residential Loan Servicing segment which were previously outsourced to a third-party vendor contributed to the growth in headcount and resulting increase in salaries and commissions. Severance for 2004 includes a one-time payment of $750 during the first quarter to the former president of OTX in accordance with the terms of his employment agreement.

        Occupancy and Equipment. The following table presents the principal components of occupancy and equipment costs for the periods indicated:

                                                            Three Months               Six Months
                                                       -----------------------   -----------------------
For the periods ended June 30,                            2004         2003         2004         2003
-----------------------------------------------------  ----------   ----------   ----------   ----------
Postage and mailing .................................  $    1,284   $    1,077   $    2,843   $    2,076
Rent ................................................         679          719        1,388        1,736
Depreciation ........................................         671          692        1,368        1,393
Other (1) ...........................................       1,387          197        2,419          310
                                                       ----------   ----------   ----------   ----------
                                                       $    4,021   $    2,685   $    8,018   $    5,515
                                                       ==========   ==========   ==========   ==========

(1) The increase in other occupancy and equipment costs is primarily the result of our reassuming certain collection activities in our Residential Loan Servicing segment during the fourth quarter of 2003 that were previously performed by a third party vendor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

        Technology and Communication Costs. The following table presents the principle components of technology and communication costs for the years indicated:

                                                            Three Months               Six Months
                                                       -----------------------   -----------------------
For the periods ended June 30,                            2004         2003         2004         2003
-----------------------------------------------------  ----------   ----------   ----------   ----------
Depreciation:
  Hardware ..........................................  $    1,522   $    1,787   $    3,095   $    3,646
  Software ..........................................         728          538        1,434        1,234
  Other .............................................         146          132          288          214
                                                       ----------   ----------   ----------   ----------
                                                            2,396        2,457        4,817        5,094
                                                       ----------   ----------   ----------   ----------
Telecommunications ..................................       1,803        1,308        3,290        2,765
Contract service and maintenance ....................       1,123          675        1,621        1,332
Other (1) ...........................................       1,294           57        3,557         (197)
                                                       ----------   ----------   ----------   ----------
                                                       $    6,616   $    4,497   $   13,285   $    8,994
                                                       ==========   ==========   ==========   ==========

(1) The increase in other technology and communication costs is largely due to our reassuming certain collection activities in our Residential Loan Servicing segment during the fourth quarter of 2003 that were previously performed by a third party vendor.

        Loan Expenses. Loan expenses are primarily comprised of appraisal fees incurred in connection with property valuation services we provided through ORA, which amounted to $5,015 and $2,696 for the three months ended June 30, 2004 and 2003, respectively. For the first six months of 2004 and 2003, these appraisal fees were $12,110 and $4,832, respectively. The increase in ORA appraisal fees in the 2004 periods reflects an increase in the volume of property appraisals completed, primarily in connection with the VA contract. See "Segment Profitability - Ocwen Realty Advisors" for additional discussion of these costs. Loan expenses also include other miscellaneous expenses incurred in connection with loans we own and those we service for others.

        Professional Services and Regulatory Fees. The following table presents the principal components of professional services and regulatory fees for the periods indicated:

                                                            Three Months               Six Months
                                                       -----------------------   -----------------------
For the periods ended June 30,                            2004         2003         2004         2003
-----------------------------------------------------  ----------   ----------   ----------   ----------
Legal fees and settlements (1) ......................  $    4,995   $    2,201   $    8,329   $   15,209
Consulting fees (non-technology) ....................         656          538        1,258        1,222
Audit and accounting fees ...........................         578          309        1,132          917
Corporate insurance .................................         446          483          800          835
Other ...............................................         641          529        1,622        1,161
                                                       ----------   ----------   ----------   ----------
                                                       $    7,316   $    4,060   $   13,141   $   19,344
                                                       ==========   ==========   ==========   ==========

(1) The $6,880 decline in legal fees and settlements in the first six months of 2004 as compared to 2003 is primarily the result of a $10,000 charge recorded during the first quarter of 2003 in connection with the arbitration award to the former owners of Admiral Home Loan.

        Other Operating Expenses. The following table presents the principal components of other operating expenses for the periods indicated:

                                                            Three Months               Six Months
                                                       -----------------------   -----------------------
For the periods ended June 30,                            2004         2003         2004         2003
-----------------------------------------------------  ----------   ----------   ----------   ----------
Bad debt expense (1) ................................  $      119   $       65   $    1,769   $      198
Travel, lodging, meals and entertainment ............         955          661        1,617        1,315
Amortization of deferred costs ......................         160          323          424          678
Deposit related expense .............................         127          154          324          397
Other ...............................................         838        1,351        1,122        2,262
                                                       ----------   ----------   ----------   ----------
                                                       $    2,199   $    2,554   $    5,256   $    4,850
                                                       ==========   ==========   ==========   ==========

(1) Bad debt expense for 2004 includes a provision of $1,393 recorded during the first quarter for estimated uncollectible servicing advances and other receivables related to our Residential Loan Servicing segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

        Distributions on Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. Cash distributions on the Capital Securities are payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 10.875%. We recorded $1,529 of such distributions to holders of the Capital Securities during both the three months ended June 30, 2004 and 2003, and distributions of $3,059 during both the first six months of 2004 and 2003. Effective July 1, 2003 with our adoption of SFAS No. 150, these distributions are reported in the consolidated statement of operations as interest expense. See Note 3 to the Interim Consolidated Financial Statements.

        Income Tax Expense (Benefit). The following table provides details of our income tax expense (benefit) for the periods indicated:

                                                            Three Months               Six Months
                                                       -----------------------   -----------------------
For the periods ended June 30,                            2004         2003         2004         2003
-----------------------------------------------------  ----------   ----------   ----------   ----------
Income tax expense (benefit) on income (loss)
 before taxes .......................................  $    2,642   $   (1,918)  $    4,417   $   (1,992)
Provision for valuation allowance on current
 year's deferred tax asset ..........................      (2,587)       2,223       (4,351)       2,604
                                                       ----------   ----------   ----------   ----------
Total income tax expense ............................  $       55   $      305   $       66   $      612
                                                       ==========   ==========   ==========   ==========

        Total income tax expense of $55 and $66 for the three and six months ended June 30, 2004 represents taxes related to our foreign subsidiaries. Income tax expense of $305 and $612 for the three and six months ended June 30, 2003 included $25 and $26 of taxes related to our foreign subsidiaries and $280 and $585 of tax payments related to our investment in non-economic tax residual securities that have no book value. Excluding these items, our effective tax rate was 35% for the three and six months ended June 30, 2004 and 2003.

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

Changes in Financial Condition

        Trading Securities. The following table sets forth the fair value of our trading securities at the dates indicated:

                                                        June 30,    December 31,
                                                          2004         2003
                                                       ----------   ------------
U.S. government and sponsored enterprise securities..  $    4,652   $      6,679
                                                       ==========   ============
Subordinates and residuals:
  Single family residential
    BB-rated subordinates............................  $      568   $        579
    B-rated subordinates.............................         457            580
    Unrated subordinates.............................         268            222
    Unrated subprime residuals.......................      37,044         38,883
                                                       ----------   ------------
                                                           38,337         40,264
  Commercial unrated subordinates....................       3,943          2,577
                                                       ----------   ------------
                                                       $   42,280   $     42,841
                                                       ==========   ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

        The following table presents information regarding our subordinate and residual trading securities summarized by classification and rating at June 30, 2004:

                                            Anticipated   Anticipated              Anticipated
                                              Yield to     Yield to                 Weighted
                                  Percent   Maturity at   Maturity at                Average
                                   Owned      Purchase    06/30/2004                Remaining
     Rating/Description (1)      by Ocwen     (2) (3)       (2) (4)     Coupon    Life (2) (5)
------------------------------   --------   -----------   -----------   -------   ------------
Residential:
  BB-rated subordinates.......     100.00%        16.70%        10.90%     5.91%      4.01
  B-rated subordinates........     100.00%        17.17%        18.28%     5.84%      1.69
  Unrated subordinates........     100.00%        14.05%        38.31%     6.73%      0.10
  Unrated subprime residuals..     100.00%        17.23%         9.85%      N/A       4.45

Commercial:
  Unrated Subordinates........      25.00%        22.15%        12.10%      N/A       1.35

(1) Refers to the credit rating designated by the rating agency for each securitization transaction. Classes designated "A" have a superior claim on payment to those rated "B." Additionally, multiple letters have a superior claim to designations with fewer letters. Thus, for example, "BBB" is superior to "BB," which in turn is superior to "B." The lower class designations in any securitization will receive interest payments after senior classes and will experience losses before any senior class. The lowest potential class designation is "unrated" which, if included in a securitization, will always receive interest last and experience losses first.

(2) Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. Because they do not have a stated maturity, we disclose the weighted average life of these securities.

(3) Represents the effective yield from inception to maturity based on the purchase price and anticipated future cash flows under pricing assumptions.

(4) Represents the effective yield based on the purchase price, actual cash flows received from inception until the respective date, and the then current estimate of future cash flows under the assumptions at the respective date. Changes in the June 30, 2004 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and loss assumptions.

(5) Represents the weighted average life in years based on the June 30, 2004 book value.

        The mortgages that underlie our trading subordinate and residual securities, which totaled $336,386 at June 30, 2004, are secured by properties located in forty-nine states and the United Kingdom. The aggregate value of mortgages in any one state or country did not exceed $58,315.

        Real Estate. Our real estate totaled $68,080 or 5.7% of total assets at June 30, 2004 and consisted of the following at the dates indicated:

                                              June 30,    December 31,
                                                2004         2003
                                            -----------   ------------
Properties:
  Office building........................   $        --   $     41,467
  Retail.................................        56,011         57,321
  Hotel..................................         6,187          6,171
  Single family residential..............           615            882
                                            -----------   ------------
                                                 62,813        105,841
  Accumulated depreciation...............        (3,592)        (7,118)
                                            -----------   ------------
                                                 59,221         98,723
Investment in real estate partnerships...         8,859          5,220
                                            -----------   ------------
                                            $    68,080   $    103,943
                                            ===========   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

        Properties. Properties at June 30, 2004 consisted primarily of one shopping center located in Halifax, Nova Scotia, one shopping mall located in Florida and one hotel located in Michigan. The shopping mall, which had a carrying value of $44,000 at June 30, 2004, and the hotel were originally acquired as a result of loan foreclosures. The $39,502 decline in the carrying value of our properties during the six months ended June 30, 2004 was primarily due to the sale of our office building, which had a carrying value of $37,553 at December 31, 2003, and $2,793 of charges we recorded to reflect declines in fair value.

        Investment in Real Estate Partnerships. Our investment at both June 30, 2004 and December 31, 2003 consisted of interests in two limited partnerships operating as real estate ventures, consisting of multi-family type properties. At December 31, 2003 we also had loans with combined net book value of $4,771 ($6,811 before discount and allowance for loan losses) due from one of the real estate ventures. During the first quarter of 2004 our loans to the venture were forgiven in exchange for an increased investment in the partnership. During the second quarter of 2004, we recorded an impairment charge of $984 related to one of our partnership interests. See "Loans, Net" below.

        Loans, Net. Our total net investment in loans of $11,520 at June 30, 2004 represents 1.0% of total assets. Originations in 2004 represent loans we made to facilitate sales of real estate assets we owned. The decline in our investment reflects our strategy to dispose of these non-core assets.

        Composition of Loans, Net. The following table sets forth the composition of our loans by business segment and type of loan at the dates indicated:

                                              June 30,     December 31,
                                                2004          2003
                                            -----------   -------------
Commercial Assets:
------------------
  Hotels.................................   $        --   $      10,600
  Multifamily residential................         8,153          14,964
                                            -----------   -------------
                                                  8,153          25,564
  Unaccreted discount and deferred fees..            --          (1,015)
  Allowance for loan losses..............        (1,019)         (3,786)
                                            -----------   -------------
                                                  7,134          20,763
                                            -----------   -------------
Affordable Housing:
-------------------
  Multifamily residential (1)............         7,985          10,924
  Unsecured..............................           200             200
                                            -----------   -------------
                                                  8,185          11,124
  Allowance for loan losses..............        (4,550)         (4,579)
                                            -----------   -------------
                                                  3,635           6,545
                                            -----------   -------------
Corporate Items and Other:
--------------------------
  Single family residential..............         1,272           1,307
  Unaccreted discount and deferred fees..          (437)           (412)
  Allowance for loan losses..............           (84)           (105)
                                            -----------   -------------
                                                    751             790
                                            -----------   -------------
Loans, net...............................   $    11,520   $      28,098
                                            ===========   =============

(1) Loans we made to affordable housing properties in which we have invested as a limited partner but do not consolidate in our financial statements.

        Our mortgage loans at June 30, 2004 are secured by mortgages on property located in 14 states throughout the United States, none of which aggregated over $3,750 in any one state.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

        Activity in Loans. The following table sets forth our loan activity at the dates indicated:

Balance at December 31, 2003.................................   $       28,098
Originations and repurchases (1).............................           15,975
Resolutions and repayments (2)...............................          (29,521)
Other (3)....................................................           (6,841)
Decrease (increase) in discount and deferred fees............              991
Decrease (increase) in allowance for loan losses.............            2,818
                                                                --------------
Balance at June 30, 2004.....................................   $       11,520
                                                                ==============

(1) Originations represent loans made to facilitate sales of our own assets and fundings of construction loans we originated in prior years. Originations include a loan in the amount of $15,500 made during the first quarter to facilitate the sale of our office building in Jacksonville, Florida. This loan was repaid during the second quarter. See "Real Estate". Repurchases represent acquisitions of single-family residential discount loans previously sold.

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

        The following table sets forth certain information related to our non-performing loans at the dates indicated:

                                                    June 30,    December 31,
                                                      2004          2003
                                                   ----------   ------------
Non-performing loans (1)........................   $    8,506   $     21,898

Non-performing loans as a percentage of: (1)
  Total loans (2)...............................         49.5%          59.9%
  Total assets..................................          0.7%           1.8%
Allowance for loan losses as a percentage of:
  Total loans (2)...............................         32.9%          23.2%
  Non-performing loans (1)......................         66.5%          38.7%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

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

                                                 June 30, 2004                              December 31, 2003
                                  ------------------------------------------   -----------------------------------------
                                        Allowance             Loan Balance           Allowance           Loan Balance
                                  --------------------   -------------------   -------------------   -------------------
                                    Amount     Percent     Amount    Percent     Amount    Percent    Amount     Percent
                                  ----------   -------   ---------   -------   ---------   -------   ---------   -------
Loans:
  Commercial Assets............   $    1,019      18.0%  $   8,153     47.5%   $   3,786      44.7%  $  24,549      67.1%
  Affordable Housing...........        4,550      80.5%      8,185     47.7%       4,579      54.1%     11,124      30.4%
  Corporate Items and Other....           84       1.5%        835      4.8%         105       1.2%        895       2.5%
                                  ----------   -------   ---------   -------   ---------   -------   ---------   -------
                                  $    5,653     100.0%  $  17,173    100.0%   $   8,470     100.0%  $  36,568     100.0%
                                  ==========   =======   =========   =======   =========   =======   =========   =======
Match funded loans:
  Corporate Items and Other....   $       --        --%  $  21,416      81.8%  $      94     100.0%  $  24,393     100.0%
  Commercial Servicing.........           89     100.0%      4,770      18.2%         --        --%         --        --%
                                  ----------   -------   ---------   -------   ---------   -------   ---------   -------
                                  $       89     100.0%  $  26,186     100.0%  $      94     100.0%  $  24,393     100.0%
                                  ==========   =======   =========   =======   =========   =======   =========   =======

        The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict use of the allowance to absorb losses in any other category.

        The following table sets forth an analysis of activity in the allowance for losses relating to our loans and match funded loans at the dates indicated:

Balance at December 31, 2003..................................   $        8,564
Provision for loan losses.....................................             (819)
Charge-offs...................................................           (2,003)
                                                                 --------------
Balance at June 30, 2004......................................   $        5,742
                                                                 ==============

        Match Funded Assets. Match funded assets are comprised of the following at the dates indicated:

                                                        June 30,    December 31,
                                                          2004          2003
                                                      -----------   -----------
Single family residential loans (1)................   $    21,416   $    24,393
Commercial loans...................................         4,770            --
Allowance for loan losses..........................          (89)           (94)
                                                      -----------   -----------
    Match funded loans, net........................        26,097        24,299
                                                      -----------   -----------
Match funded advances on loans serviced for others:
    Principal and interest.........................        56,950        54,516
    Taxes and insurance............................        28,353        30,176
    Other..........................................        21,375        21,096
                                                      -----------   -----------
                                                          106,678       105,788
                                                      -----------   -----------
                                                      $   132,775   $   130,087
                                                      ===========   ===========

(1) Includes $1,814 and $2,321 of non-performing loans at June 30, 2004 and December 31, 2003, respectively.

        We acquired single-family residential match funded loans in connection with our acquisition of OAC. OAC had previously securitized these loans and transferred them to a real estate mortgage investment conduit on November 13, 1998. The transfer did not qualify as a sale for accounting purposes since we retained effective control of the loans transferred. Accordingly, we report the proceeds that we received from the transfer as a liability (bonds-match funded agreements). The $2,977 decline during the first six months of 2004 was largely due to repayment of loan principal.

        The single-family residential match funded loans at June 30, 2004 are secured by mortgages on properties located in 38 states, none of which aggregated over $3,517 in any one state.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

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

        Match funded advances on loans serviced for others resulted from the transfer of certain residential loan servicing related advances to a third party in exchange for cash. The original and subsequent transfers did not qualify as a sale for accounting purposes since we retained effective control of the advances. Accordingly, we report the amount of proceeds we received from the transfers as a secured borrowing with pledge of collateral (bonds-match funded agreements). See "Bonds-Match Funded Agreements".

        Advances on Loans and Loans Serviced for Others. Advances consisted of the following at the dates indicated:

                                                        June 30,    December 31,
                                                          2004          2003
                                                      -----------   ------------
Loans .............................................   $       341   $        436
Loans serviced for others..........................       336,979        374,333
                                                      -----------   ------------
                                                      $   337,320   $    374,769
                                                      ===========   ============

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

        Mortgage Servicing Rights. The unamortized balance of our mortgage servicing rights is primarily related to residential assets. Our investment decreased by $30,321 during the six months ended June 30, 2004 as amortization exceeded purchases. The rate of amortization reflects increased projected prepayment volumes on subprime residential mortgage loans. The following table sets forth the activity in our mortgage servicing rights at the dates indicated:

Balance at December 31, 2003...................................   $     166,495
Purchases......................................................          18,348
Amortization...................................................         (48,669)
                                                                  -------------
Balance at June 30, 2004.......................................   $     136,174
                                                                  =============

        At June 30, 2004, we serviced loans under approximately 330 servicing agreements for 22 investors. Purchases during the six months ended June 30, 2004 were all for residential assets.

        Receivables. Receivables consisted of the following at the dates indicated:

                                                        June 30,    December 31,
                                                          2004          2003
                                                      -----------   ------------
Residential Loan Servicing (1).....................   $    10,849   $     18,564
OTX                                                         3,080          1,442
Ocwen Realty Advisors..............................         2,933            962
Unsecured Collections..............................           209            260
Business Process Outsourcing.......................         1,587            969
Commercial Servicing...............................         2,097          1,324
Commercial Assets..................................         1,134          2,848
Affordable Housing (2).............................        23,116         25,581
Corporate Items and Other (3)......................        29,286         36,207
                                                      -----------   ------------
                                                      $    74,291   $     88,157
                                                      ===========   ============

(1) Consist principally of fees earned and reimbursable expenses due from investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

(2) Primarily represents future payments of proceeds from the sale of investments in affordable housing properties, net of an unaccreted discount of $2,371 and $2,901 at June 30, 2004 and December 31, 2003, respectively. Balances are net of reserves for doubtful accounts. In July 2004, approximately $7,544 of installment payments were received related to the balance outstanding at June 30, 2004.

(3)     Includes $22,008 and $21,465 at June 30, 2004 and December 31, 2003,
        respectively, of federal tax refund claims, which are pending completion of IRS examination that is required by the Joint Committee on taxation of the U.S. Congress before the claims can be paid. We have received a written finding from the IRS agent that validates our claim for $14,966 of the amounts due to us. This claim has been sent to the Joint Committee for final review and approval of the payment to us. At December 31, 2003, the receivables balance for this segment also included amounts related to our overnight collection account activities.

        Other Assets. Other assets consisted of the following at the dates indicated:

                                                        June 30,    December 31,
                                                          2004          2003
                                                      -----------   ------------
Loans held for resale (1)..........................   $    11,124   $         --
Interest earning insurance collateral deposits (2).         8,844          8,813
Deferred tax assets, net (3).......................         8,141          7,547
Investments (4)....................................         6,719          4,293
Deposits on purchases of mortgage servicing rights.         3,372             --
Deferred debt related costs, net...................         2,717          3,114
Capitalized software development costs, net........         1,830          2,599
Goodwill, net......................................         1,618          1,618
Other..............................................         5,775          5,623
                                                      -----------   ------------
                                                      $    50,140   $     33,607
                                                      ===========   ============

(1) Loans originated in response to requests from Residential Loan Servicing customers to refinance their mortgage. Only loans with sales commitments prior to closing are originated under this program. During July 2004, approximately $9,400 of these loans were sold.

(2) These deposits were required in order to obtain surety bonds for affordable housing properties that we sold before the end of the fifteen-year tax credit amortization period, and on which we have previously claimed tax credits on our income tax returns. The surety bond is necessary in order to avoid the recapture of those tax credits previously claimed.

(3) Deferred tax assets are net of valuation allowances of $191,005 and $201,445 at June 30, 2004 and December 31, 2003, respectively. See "Results of Operations - Income Tax Expense (Benefit)". (4) The $2,426 increase in the balance during the six months ended June 30, 2004 represents an investment by the Bank in a mutual fund that invests in assets that meet the requirements under the Community Reinvestment Act.

        Deposits. The following table sets forth information related to our deposits at the dates indicated:

                                                               June 30, 2004                        December 31, 2003
                                                    ------------------------------------   ------------------------------------
                                                                  Weighted                               Weighted
                                                                  Average     % of Total                 Average     % of Total
                                                      Amount        Rate       Deposits      Amount        Rate       Deposits
                                                    ----------   ----------   ----------   ----------   ----------   ----------
Non-interest bearing checking accounts ...........  $    6,805           --%         1.5%  $    4,879           --%         1.1%
NOW and money market checking accounts ...........      20,093         0.74%         4.4%      18,313         0.90%         4.1%
Savings accounts .................................       1,574         0.75%         0.3%       1,657         1.00%         0.4%
                                                    ----------                ----------   ----------                ----------
                                                        28,472                       6.2%      24,849                       5.6%
                                                    ----------                             ----------
Certificates of deposit (1) (2) ..................     427,197                                421,657
Unamortized deferred fees ........................          --                                   (118)
                                                    ----------                             ----------
Total certificates of deposit ....................     427,197         3.04%        93.8%     421,539         3.41%        94.4%
                                                    ----------                ----------   ----------                ----------
                                                    $  455,669                     100.0%  $  446,388                     100.0%
                                                    ==========                ==========   ==========                ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

(1)     Included $48,192 and $84,328 at June 30, 2004 and December 31, 2003,
        respectively, of brokered deposits originated through national, regional and local investment banking firms that solicit deposits from their customers, all of which are non-cancelable.

(2) At June 30, 2004 and December 31, 2003, certificates of deposit with outstanding balances of $100 or more amounted to $138,657 and $142,408, respectively. Of those deposits at June 30, 2004, $37,680 were from political subdivisions in New Jersey and were secured or collateralized as required under state law. The basic insured amount of a depositor is $100. Deposits maintained in different categories of legal ownership are separately insured.

        The following table sets forth the remaining maturities of our time deposits with balances of $100 or more at June 30, 2004:

Matures within three months..................................    $       40,214
Matures after three months through six months................            30,343
Matures after six months through twelve months...............            33,690
Matures after twelve months..................................            34,410
                                                                 --------------
                                                                 $      138,657
                                                                 ==============

        Escrow Deposits. Escrow deposits on our loans and loans we serviced for others amounted to $138,661 and $116,444 at June 30, 2004 and December 31, 2003, respectively. The balance consisted principally of custodial deposit balances representing collections that we made from borrowers for the payment of taxes and insurance premiums on mortgage properties underlying loans that we serviced for others. Such balances amounted to $115,227 and $96,924 at June 30, 2004 and December 31, 2003, respectively. See "Results of Operations - Non-Interest Income - Servicing and Related Fees".

        Bonds-Match Funded Agreements. Bonds-match funded agreements represent proceeds received from transfers of loans and advances on loans serviced for others. Because we retained effective control over the assets transferred, these transfers did not qualify as sales for accounting purposes, and therefore we report them as secured borrowing with pledges of collateral. See "Match Funded Assets" for additional details regarding these transactions. Bonds-match funded agreements were comprised of the following at the dates indicated:

                                                                               June 30,      December 31,
Collateral (Interest Rate)                         Interest Rate                 2004            2004
-----------------------------------------   -----------------------------   -------------   --------------
Single family loans (1)                     LIBOR plus 65-70 basis points   $      16,965   $      20,427
Commercial loans                                                                    4,770              --
Advances on loans serviced for others (2)   LIBOR plus 175 basis points            96,010          94,967
                                                                            -------------   -------------
                                                                            $     117,745   $     115,394
                                                                            =============   =============

(1) The decline in the balance outstanding during the six months ended June 30, 2004 was due to principal repayments.

(2) Under the terms of the agreement, we are eligible to sell additional advances on loans serviced for others up to a maximum balance of $200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

        Lines of Credit and Other Secured Borrowings. We have obtained secured borrowings from unaffiliated financial institutions as follows:

                                                                                                  June 30,      December 31,
   Borrowing Type             Collateral                 Maturity         Interest Rate (1)        2004            2003
---------------------   ----------------------------   -------------   ----------------------   -------------   ------------
Line of credit          Advances on loans serviced      March 2004     LIBOR + 200 basis        $          --   $     68,548
                         for others (2)                                points
Secured loan            Trading securities - unrated    August 2004    LIBOR + 275 basis                6,615         11,562
                         subprime residuals (UK)                       points
Installment notes       Purchased mortgage              July 2004      2.81%                               --          2,332
                         servicing rights
Line of credit          Advances on loans serviced     October 2004    LIBOR + 200 basis                8,994          9,386
                         for others (3)                                points
Term loan               Loan receivable                    (4)         LIBOR + 250 basis                   --          3,235
                                                                       points
Senior secured credit   Purchased mortgage              April 2005     LIBOR + 162.5 or 225            22,473         35,321
agreement                servicing rights and                          basis points
                         advances on loans
                         serviced for others (5)
Mortgage note           Real estate - office               (6)         LIBOR + 350 basis                   --         20,000
                         building                                      points, floor of 5.75%
Senior secured credit   Purchased mortgage            December 2005    LIBOR + 250 basis
agreement                servicing rights                              points                          12,500             --
                                                                                                -------------   ------------
                                                                                                $      50,582   $    150,384
                                                                                                =============   ============

(1) 1-month LIBOR was 1.37% and 1.12% at June 30, 2004 and December 31, 2003, respectively.

(2) This line was fully repaid during the first quarter of 2004 and was not renewed upon maturity.

(3)     Maximum amount of borrowing under this facility is $100,000.

(4) The contractual maturity of the loan was March 2005; however, we repaid the loan during the first quarter of 2004.

(5) Subsequent to December 31, 2003, the original maturity date of April 2004 was extended to April 2005, and the maximum amount of borrowing under this facility was increased from $60,000 to $70,000.

(6) We sold our office building in January 2004, and the buyer assumed this note at that time.

        Each of our credit facilities provides qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and liquidity, and restrictions on future indebtedness, as well as the monitoring and reporting of various specified transactions or events.

        Notes and Debentures. Notes and debentures consist of our 10.875% Capital Securities due August 1, 2007 and amounted to $56,249 at both June 30, 2004 and December 31, 2003.

        Stockholders' Equity. Stockholders' equity increased $19,741 during the six months ended June 30, 2004. The increase was primarily due to net income of $15,854, the issuance of common stock resulting from exercises of stock options, and the issuance of restricted common stock to employees as part of our annual incentive awards. See the Consolidated Statements of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

Liquidity, Commitments and Off-Balance Sheet Risks

        Our primary sources of funds for liquidity are:

        .    Lines of credit and other secured borrowings
        .    Match funded debt
        .    Notes
        .    Servicing fees
        .    Payments received on loans and securities
        .    Proceeds from sales of assets
        .    Deposits

        At June 30, 2004, we had $269,698 of unrestricted cash and cash equivalents. Under certain of our credit facilities we are required to maintain minimum liquidity levels. We closely monitor our liquidity position and ongoing funding requirements. Among the risks and challenges associated with our funding activities are the following:

   . Scheduled maturities of all certificates of deposit for the twelve months ending June 30, 2005, the twelve months ending June 30, 2006 and thereafter amount to $282,464, $93,120 and $51,613, respectively.
   . Maturity of existing collateralized lines of credit and other secured borrowings totaling $38,082 during the next twelve months, including $15,609 during the remainder of 2004.
   .    Potential extension of resolution and sale timelines for non-core assets.
   .    Ongoing cash requirements to fund operations of our holding company.
   . Cash requirements to fund our acquisition of additional servicing rights and related advances.

        While we have not issued brokered deposits since mid-2000, which amounted to $48,192 at June 30, 2004, we continue to use non-brokered deposits as a source of funding. Our reliance on deposits has been reduced through sales of non-core assets, and by diversifying our funding sources, including obtaining credit facilities for servicing rights and advances. If, as described under "Banking Operations," we cease to control a federal savings bank, we would no longer be able to rely on non-brokered deposits obtained through the Bank as a source of funding.

        As described in Note 9 to the Interim Consolidated Financial Statements, on July 28, 2004 we issued $175,000 aggregate principal amount of 3.25% Convertible Notes due 2024. The notes are convertible at the option of the holders, if certain conditions are met, into shares of our common stock. We have used 25% of the gross proceeds of the sale of the Convertible Notes to repurchase, in privately negotiated transactions concurrent with the private placement of the Convertible Notes, 4,850,000 shares of our common stock at a price of $9.02 per share. We intend to use the remaining proceeds, net of underwriting discount and other expenses, for general corporate purposes.

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

        Our ability to continue to expand our servicing business depends in part on our ability to obtain additional financing to purchase new servicing rights and to fund servicing advances. We currently use a variety of sources of debt to finance these assets, including deposits, credit facilities and seller financing. Our credit facilities provide financing to us at amounts that are less than the full value of the related servicing assets that serve as collateral for the credit facilities. If we cannot replace or renew these sources as they mature or obtain additional sources of financing, we may be unable to acquire new servicing rights or make the associated advances.

        Under a match funding agreement that we entered into on December 20, 2001, we are eligible to sell advances on loans serviced for others up to a maximum debt balance of $200,000 ant any one time. At June 30, 2004, we had $96,010 of bonds-match funded agreements outstanding under this facility, which will mature in January 2006. The sales of advances do not qualify as sales for accounting purposes; therefore, we report them as secured borrowings with pledges of collateral.

        Under a revolving credit facility executed in October 2003, we have the right to borrow up to $100,000 secured by a pledge of servicing advances as collateral. The facility will mature in October 2004. The balance outstanding under this facility at June 30, 2004 was $8,994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)
--------------------------------------------------------------------------------

        In April 2003, we also entered into a $60,000 secured credit agreement that may be used to fund servicing advances and acquisitions of servicing rights. The agreement matured April 2004 and was renewed to April 2005. The size of the facility was increased to $70,000. At June 30, 2004, we had a balance outstanding under this agreement of $22,473.

        In June 2003, we entered into a secured loan agreement under which we borrowed $18,846. This agreement, which is secured by the assignment of our interest in U.K. unrated subprime residual securities, matured in June 2004 and was renewed to August 2004. As of June 30, 2004, the outstanding balance had been reduced to $6,615 through the assignment of principal and interest payments received on our unrated subprime residual securities.

        In December 2003, we entered into a $12,500 secured credit agreement under which any borrowings are collateralized by mortgage servicing rights. In January 2004, we borrowed $12,500 under this facility, which is the balance outstanding as of June 30, 2004.

        We believe that our existing sources of liquidity, including internally generated funds, will be adequate to fund our planned activities for the foreseeable future, although there can be no assurances in this regard. As discussed above, we continue to evaluate other sources of liquidity, such as lines of credit from unaffiliated parties, match funded debt and other secured borrowings.

        Our operating activities provided $103,062 and $22,180 of cash flows during the six months ended June 30, 2004 and 2003, respectively. The improvement in operating cash flows primarily relates to advances on loans serviced for others, as collections exceeded new advances during the first six months of 2004. During the first six months of 2003, new advances exceeded collections.

        Our investing activities provided cash flows totaling $6,592 and $735 during the six months ended June 30, 2004 and 2003, respectively. During the foregoing periods, cash flows from our investing activities were provided primarily from principal payments on loans and proceeds from sales of loans and real estate. We used cash flows from our investing activities primarily to purchase mortgage servicing rights and fund loans to facilitate the sales of real estate assets.

        Our financing activities provided (used) cash flows of $(43,636) and $44,838 during the six months ended June 30, 2004 and 2003, respectively. Cash flows related to our financing activities in 2004 primarily resulted from repayment and maturities of lines of credit, offset in part by net increases in deposits and match funded debt. The increase in deposits was primarily due to certificates of deposit, as new non-brokered deposits exceeded maturing brokered deposits. The repayment of lines of credit is primarily due to the maturity of a revolving line collateralized by servicing advances. The financing cash flows for 2003 primarily represent proceeds from lines of credit, offset in part by net declines in deposits and match funded debt.

        See the Consolidated Statements of Cash Flows in the Interim Consolidated Financial Statements for additional details regarding cash flows during the six months ended June 30, 2004 and 2003.

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

        We conduct business with a variety of financial institutions and other companies in the normal course of business, including counter parties to our off-balance sheet financial instruments. We are subject to potential financial loss if the counter party is unable to complete an agreed upon transaction. We seek to limit counter party risk through financial analysis, dollar limits and monitoring procedures.

Regulatory Capital and Other Requirements

        See Note 5 to our Interim Consolidated Financial Statements.

Recent Accounting developments

        For information relating to the effects of our adoption of recent accounting standards, see Note 2 to our Interim Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        (Dollars in thousands)
--------------------------------------------------------------------------------

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

        The Committee's methods for evaluating interest rate risk include an analysis of the our interest rate sensitivity "gap", which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of failing interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

        The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at June 30, 2004. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except:

   . Securities are included in the period in which they are first scheduled to adjust and not in the period in which the mature,
   . Fixed-rate mortgage-related securities reflect prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model we use and empirical data,
   . NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on our detailed studies of each such category of deposit and,
   . Escrow deposits and other non interest-bearing checking accounts, which amounted to $145,466 at June 30, 2004, are excluded.

        (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                               June 30, 2004
                                                 -------------------------------------------------------------------------
                                                                   Four to       More Than
                                                 Within Three      Twelve       One Year to     Three Years
                                                    Months         Months       Three Years       and Over        Total
                                                 ------------    -----------   -------------   -------------   -----------
Rate-Sensitive Assets (1):
--------------------------
  Interest-earning deposits.................     $          7    $        --   $          --   $          --   $         7
  Trading securities........................            6,584          9,063          15,936          15,349        46,932
  Investments...............................            4,288          2,431              --              --         6,719
  Loans, net (2)............................              785          7,468           1,327           1,940        11,520
  Match funded loans (2) (3)................            6,881         14,303           1,632           3,281        26,097
                                                 ------------    -----------   -------------   -------------   -----------
    Total rate-sensitive assets.............           18,545         33,265          18,895          20,570        91,275
                                                 ------------    -----------   -------------   -------------   -----------
Rate-Sensitive Liabilities:
---------------------------
  NOW and money market checking deposits....           18,199            217             465           1,212        20,093
  Savings deposits..........................              108            226             447             793         1,574
  Certificates of deposit...................           62,992        219,541         136,375           8,289       427,197
                                                 ------------    -----------   -------------   -------------   -----------
    Total interest-bearing deposits.........           81,299        219,984         137,287          10,294       448,864
  Bonds-match funded agreements.............          117,745             --              --              --       117,745
  Lines of credit and other secured
   borrowings ..............................           50,582             --              --              --        50,582
  Notes and debentures......................               --             --              --          56,249        56,249
                                                 ------------    -----------   -------------   -------------   -----------
    Total rate-sensitive liabilities........          249,626        219,984         137,287          66,543       673,440
                                                 ------------    -----------   -------------   -------------   -----------
Interest rate sensitivity gap (4)...........     $   (231,081)   $  (186,719)  $    (118,392)  $     (45,973)  $  (582,165)
                                                 ============    ===========   =============   =============   ===========
Cumulative interest rate sensitivity
 gap (5) ...................................     $   (231,081)   $  (417,800)  $    (536,192)  $    (582,165)
                                                 ============    ===========   =============   =============
Cumulative interest rate sensitivity gap
 as a percentage of total rate-sensitive
 assets ....................................          (253.17)%      (457.74)%       (587.45)%       (637.81)%

As of December 31, 2003:
------------------------
Cumulative interest rate sensitivity
 gap (5) ...................................     $   (372,312)   $  (505,845)  $    (615,111)  $    (657,002)
                                                 ============    ===========   =============   =============
Cumulative interest rate sensitivity gap
 as a percentage of total rate-sensitive
 assets ....................................          (349.48)%      (474.82)%       (577.38)%       (616.71)%

(1) Excludes balances in the collection accounts of our Residential Loan Servicing business. These balances, which totaled approximately $1,025,900 at June 30, 2004, are not included in our statements of financial condition and earn interest at short term rates. This interest is included as a component of servicing fees. See "Segment Results - Residential Loan Servicing".

(2)     We have not reduced balances for non-performing loans.

(3) Excludes match funded advances on loans serviced for others, which do not earn interest, of $106,678 at June 30, 2004.

(4) We had no rate -sensitive derivative financial instruments outstanding at June 30, 2004.

(5) We have experienced a large negative interest rate sensitivity gap in recent years. The negative interest rate sensitivity gap reflects the economics of our Residential Loan Servicing business. Servicing advances, the largest asset class on our balance sheet, is not sensitive to changes in interest rates. However, we finance servicing advances with interest rate sensitive liabilities.

        The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates and hypothetical interest rate scenarios. An institution's NVP Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in that scenario by the present value of the institution's assets in that same scenario. The hypothetical scenarios are represented by immediate, permanent, parallel movements (shocks) in the term structured of interest rates of plus 100, 200 and 300 basis points and minus 100 basis points from the actual term structure observed at quarter end. The current NPV Ratio for each of the five rate scenarios and the corresponding limits approved by the Board of Directors, as applied to Ocwen Financial Corporation and its subsidiaries, are as follows at June 30, 2004:

        (Dollars in thousands)
--------------------------------------------------------------------------------

                                   Board Limits            Current
 Rate Shock in basis pints     (minimum NPV Ratios)       NPV Ratios
--------------------------   ------------------------   --------------
            +300                      5.00%                 35.76%
            +200                      6.00%                 33.69%
            +100                      7.00%                 31.53%
             0                        8.00%                 29.16%
            -100                      7.00%                 26.65%

        The Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income or expense and NPV and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by the Board of Directors, as applied to Ocwen Financial Corporation and its subsidiaries. The following table quantifies the potential changes in net interest expense and net portfolio value should interest rates go up or down (shocked) 300 or 100 basis points, respectively, assuming the yield curves of the rate shocks will be parallel to each other. We calculate the cash flows associated with the loan portfolios and securities available for sale based on prepayment and default rates that vary by asset. We generate projected losses, as well as prepayments, based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, we use loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. When we shock interest rates we further adjust these projected loss and prepayment assumptions. The base interest rate scenario assumes interest rates at June 30, 2004. Actual results of Ocwen Financial Corporation and its subsidiaries could differ significantly from the results estimated in the following table:

                                      Estimated Changes in
                             -------------------------------------
 Rate Shock in basis pints       Net Interest              NPV
--------------------------   --------------------       ----------
            +300                   207.17%                31.55%
            +200                   138.12%                21.11%
            +100                    69.06%                10.75%
             0                         --%                   --%
            -100                   (69.06)%              (10.77)%

        The Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist in the management of interest rate risk and foreign currency exchange rate risk. These techniques include interest rate caps and floors and foreign currency futures contracts.

        Foreign Currency Exchange Rate Risk Management. We have entered into foreign currency futures to hedge our net investments in foreign subsidiaries that own residual interests backed by residential loans originated in the UK and the shopping center located in Halifax, Nova Scotia. Our principal exposure to foreign currency exchange rates with the British Pound versus the U.S. dollar and the Canadian Dollar versus the U.S. dollar. Our policy is to periodically adjust the amount of foreign currency derivative contracts that we have entered into in response to changes in our recorded investment in these foreign entities as well as to changes in our assets denominated in a foreign currency. Our net exposures are subject to gain or loss if foreign currency exchange rates fluctuate. See Note 4 to our Interim Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES.
--------------------------------------------------------------------------------

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the securities Exchange Act) as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004 our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to discussions of the future availability of funds, beliefs regarding regulatory compliance and litigation resolution, expectations as to resolution of our non-core assets, predictions on loan yield and the adequacy of our finding needs, resource assumptions and beliefs, intentions with regard to the issuance of brokered deposits, estimates for loan losses and carrying values, and plans for growth in India. Forward-looking statements are not guarantees of future performance, and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially.

        Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following: general economic and market conditions, prevailing interest or currency exchange rates, governmental regulations and policies, international political and economic uncertainty, availability of adequate and timely sources of liquidity, uncertainty related to dispute resolution and litigation, and real estate market conditions and trends, as well as other risks detailed in OCN's reports and filing with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2003 and our Form 10-Q for the quarter ended March 31, 2004. The forward-looking statements speak only as of the date they are made and should not be relied upon. OCN undertakes no obligation to update or revise the forward-looking statements.

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

                           ITEM 1. LEGAL PROCEEDINGS.

   See "Note 8 Commitments and Contingencies" of Ocwen Financial Corporation's
                   Interim Consolidated Financial Statements.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)3        Exhibits.

        2.1 Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
        3.1     Amended and Restated Articles of Incorporation (2)
        3.2     Amended and Restated Bylaws (3)
        4.0     Form of Certificate of Common Stock (2)
        4.1     Certificate of Trust of Ocwen Capital Trust I (4)
        4.2     Amended and Restated Declaration of Trust to Ocwen Capital Trust
                I (4)
        4.3     Form of Capital Security of Ocwen Capital Trust I (Included in
                Exhibit 4.2)(4)
        4.4 Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (4)
        4.5 Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (Included in Exhibit 4.4) (4)
        4.6 Form of Guarantee of the OCN relating to the Capital Securities of Ocwen Capital Trust I (4)
        4.7     Form of Registration Rights Agreement dated as of July 28, 2004, between OCN and Jeffries & Company Inc. (filed herewith)
        4.8     Form of Indenture dated as of July 28, 2004, between OCN and the
                Bank of New York Trust Company, N.A., as trustee (filed
                herewith)
        10.1 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (5)
        10.2    Ocwen Financial Corporation 1998 Annual Incentive Plan (6)
        10.3 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors (7)
        10.4 Indemnity agreement, dated August 24, 1999, among OCN and OAC's Board of Directors (8)
        10.5 Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (8)
        10.6 First Amendment to Agreement, dated March 31, 2000, between HCT Investments, Inc. and OAIC Partnership I, L.P. (8)
        10.7 Form of Employment Agreement dated as of April 1, 2001, by and between Ocwen Financial Corporation and Arthur D. Ringwald (9)
        31.1    Certification of the Chief Executive Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
        31.2    Certification of the Chief Financial Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
        32.1    Certification of the Chief Executive Officer pursuant to U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002 (filed herewith)
        32.2    Certification of the Chief Financial Officer pursuant to U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1) Incorporated by reference from the similarly described exhibit included with the Registrant's Current Report on Form 8-K filed with the Commission on July 26, 1999.

(2) Incorporated by reference from the similarly described exhibit in connection with the Registrant's Registration Statement on Form S-1 (File No. 333-5153), as amended, declared effective by the Commission on September 25, 1996.

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

(7) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

(8) Incorporated by reference from the similarly described exhibit included with Registrant's Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2000.

(9) Incorporated by reference from the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(b)  Reports on Form 8-K Filed during the Quarter Ended June 30, 3004.

(1) A Form 8-K was filed by OCN on May 7, 2004 reporting, under Item 12, a news release announcing Ocwen Financial Corporation's financial results for the first quarter ended March 31, 2004.

(2) A Form 8-K was filed by OCN on April 20, 2004 reporting, under Item 5, a news release announcing that Ocwen Federal Bank FSB had entered into a supervisory agreement with the Office of Thrift Supervision.

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

Date:  August 9, 2004