Form 10-Q/A
period 2004-06-30
OCWEN FINANCIAL CORP
filed 2004-08-13
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A


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


                                Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Ocwen Financial Corporation for the quarter ended June 30, 2004 is being filed for the purpose of amending and revising Item 1 of Part 1. This Form 10-Q/A is being filed in order to correct data input errors within the Consolidated Statements of Cash Flows. These revisions did not affect net cash from operating activities, net cash from investing activities, net cash from financing activities or cash and cash equivalents.

                           OCWEN FINANCIAL CORPORATION
                                   FORM 10-Q/A


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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


For the six months ended June 30,                                                        2004         2003
-----------------------------------------------------------------------------------   ----------   ----------
Cash flows from operating activities
Net income (loss) .................................................................   $   15,854   $   (4,297)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
  Net cash provided by trading activities .........................................        5,887       17,917
  Premium amortization (discount accretion) on securities, net ....................       (2,122)         733
  Amortization of servicing rights ................................................       48,669       43,405
  Depreciation and other amortization .............................................        7,067        7,034
  Provision for loan losses .......................................................         (819)      (3,085)
  Valuation (gains) losses on real estate .........................................        3,825        6,009
  (Gain) loss on trading and match funded securities ..............................       (1,860)      (2,765)
  (Gain) loss on sale of real estate ..............................................          460          (92)
  (Gain) loss on investments in affordable housing properties .....................          (79)         314
  (Gain) loss on repurchase of debt ...............................................           --            4
  (Increase) decrease in advances and match funded advances on loans and loans
    serviced for others ...........................................................       36,559      (38,403)
  (Increase) decrease in receivables and other assets, net ........................       (5,634)      (4,506)
  Increase (decrease) in accrued expense, interest payable and
    other liabilities, net ........................................................       (4,745)         (88)
                                                                                      ----------   ----------
Net cash provided (used) by operating activities ..................................      103,062       22,180
                                                                                      ----------   ----------
Cash flows from investing activities
  Principal payments received on match funded loans ...............................        5,031        5,656
  Acquisitions of match funded loans ..............................................       (7,119)          --
  Proceeds from sale of affordable housing properties .............................          327        2,340
  Purchase of mortgage servicing rights ...........................................      (18,348)     (52,583)
  Proceeds from sale of loans .....................................................           --       24,047
  Principal payments received on loans ............................................       29,521       27,166
  Purchases, originations and funded commitments of loans, net ....................      (15,975)      (6,225)
  Capital improvements to real estate .............................................           --       (4,019)
  Proceeds from sale of real estate ...............................................       18,910        9,190
  Additions to premises and equipment .............................................       (5,755)      (4,837)
                                                                                      ----------   ----------
Net cash provided (used) by investing activities ..................................        6,592          735
                                                                                      ----------   ----------
Cash flows from financing activities
  Increase (decrease) in deposits and escrow deposits .............................       31,498      (14,190)
  Proceeds from (repayment of) lines of credit and other secured borrowings, net ..      (79,802)      78,652
  Proceeds from (repayment of) bonds - match funded agreements, net ...............        2,351      (16,961)
  Repurchase and repayment of notes and subordinated debentures ...................           --         (439)
  Exercise of common stock options ................................................        2,317           11
  Repurchase of common stock ......................................................           --       (2,235)
                                                                                      ----------   ----------
Net cash provided (used) by financing activities ..................................      (43,636)      44,838
                                                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents ..............................       66,018       67,753
Cash and cash equivalents at beginning of period ..................................      216,088      192,247
                                                                                      ----------   ----------
Cash and cash equivalents at end of period ........................................   $  282,106   $  260,000
                                                                                      ==========   ==========
  Cash and cash equivalents at end of period
  Cash and amounts due from depository institutions ...............................   $  282,099   $   65,836
  Interest-earning deposits .......................................................            7      124,164
  Federal funds sold and repurchase agreements ....................................           48       70,000
                                                                                      ----------   ----------
                                                                                      $  282,106   $  260,000
                                                                                      ==========   ==========
Supplemental disclosure of cash flow information
Cash paid during the period for
  Interest ........................................................................   $   15,588   $   19,639
                                                                                      ==========   ==========
  Income tax refunds (payments) ...................................................   $       48   $     (585)
                                                                                      ==========   ==========
Supplemental schedule of non-cash investing and financing activities
  Assumption of line of credit by purchaser of real estate ........................   $   20,000   $       --
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

Forward-Looking Statements


        This quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to discussions of the future availability of funds, beliefs regarding regulatory compliance and litigation resolution, expectations as to resolution of our non-core assets, predictions on loan yield and the adequacy of our finding needs, resource assumptions and beliefs, intentions with regard to the issuance of brokered deposits, estimates for loan losses and carrying values, and plans for growth in India. Forward-looking statements are not guarantees of future performance, and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially.


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

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

                           ITEM 1. LEGAL PROCEEDINGS.

   See "Note 8 Commitments and Contingencies" of Ocwen Financial Corporation's
                   Interim Consolidated Financial Statements.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)3        Exhibits.


        2.1 Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
        3.1     Amended and Restated Articles of Incorporation (2)
        3.2     Amended and Restated Bylaws (3)
        4.0     Form of Certificate of Common Stock (2)
        4.1     Certificate of Trust of Ocwen Capital Trust I (4)
        4.2     Amended and Restated Declaration of Trust to Ocwen Capital Trust
                I (4)
        4.3     Form of Capital Security of Ocwen Capital Trust I (Included in
                Exhibit 4.2)(4)
        4.4 Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (4)
        4.5 Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (Included in Exhibit 4.4) (4)
        4.6 Form of Guarantee of the OCN relating to the Capital Securities of Ocwen Capital Trust I (4)
        4.7 Form of Registration Rights Agreement dated as of July 28, 2004, between OCN and Jeffries & Company Inc. (10)
        4.8 Form of Indenture dated as of July 28, 2004, between OCN and the Bank of New York Trust Company, N.A., as trustee (10)
        10.1 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (5)
        10.2    Ocwen Financial Corporation 1998 Annual Incentive Plan (6)
        10.3 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors (7)
        10.4 Indemnity agreement, dated August 24, 1999, among OCN and OAC's Board of Directors (8)
        10.5 Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (8)
        10.6 First Amendment to Agreement, dated March 31, 2000, between HCT Investments, Inc. and OAIC Partnership I, L.P. (8)
        10.7 Form of Employment Agreement dated as of April 1, 2001, by and between Ocwen Financial Corporation and Arthur D. Ringwald (9)
        31.1    Certification of the Chief Executive Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
        31.2    Certification of the Chief Financial Officer pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
        32.1    Certification of the Chief Executive Officer pursuant to U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002 (filed herewith)
        32.2    Certification of the Chief Financial Officer pursuant to U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


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


(10) Incorporated by reference from the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.


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


Date:  August 13, 2004