Form 10-Q
period 2004-09-30
OCWEN FINANCIAL CORP
filed 2004-11-09
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-13219

                           OCWEN FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                               65-0039856
- ---------------------------------                            -------------------
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

Number of shares of Common Stock, $0.01 par value, outstanding as of November 5, 2004: 62,735,478 shares.

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX

- --------------------------------------------------------------------------------

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited).............................  3

        Consolidated Statements of Financial Condition at September 30, 2004 and
        December 31, 2003.................................................................  3

        Consolidated Statements of Operations for the Three and Nine Months Ended
        September 30, 2004 and 2003.......................................................  4

        Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine
        Months Ended September 30, 2004 and 2003..........................................  5

        Consolidated Statement of Changes in Stockholders' Equity for the Nine Months
        Ended September 30, 2004..........................................................  6

        Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
        2004 and 2003.....................................................................  7

        Notes to Consolidated Financial Statements........................................  9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations........................................................................ 21

Item 3. Quantitative and Qualitative Disclosures About Market Risk........................ 50

Item 4. Controls and Procedures........................................................... 53

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................................. 54

Item 6. Exhibits and Reports on Form 8-K.................................................. 54

Signature................................................................................. 56

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                                  September 30,    December 31,
                                                                                      2004            2003
                                                                                  -------------   -------------
ASSETS
  Cash and amounts due from depository institutions ...........................   $     189,446   $     215,764
  Interest earning deposits ...................................................          52,541             324
  Trading securities, at fair value
    Investment grade securities ...............................................          98,179           6,679
    Subordinates and residuals ................................................          40,310          42,841
  Real estate .................................................................          68,480         103,943
  Affordable housing properties ...............................................           8,356           7,410
  Loans, net ..................................................................          11,459          28,098
  Match funded assets .........................................................         108,328         130,087
  Premises and equipment, net .................................................          39,000          41,944
  Advances on loans and loans serviced for others .............................         345,945         374,769
  Mortgage servicing rights ...................................................         135,319         166,495
  Receivables .................................................................         114,500          88,157
  Other assets ................................................................          73,623          33,607
                                                                                  -------------   -------------
    Total assets ..............................................................   $   1,285,486   $   1,240,118
                                                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
    Deposits ..................................................................   $     412,117   $     446,388
    Escrow deposits ...........................................................         146,074         116,444
    Bonds - match funded agreements ...........................................          97,712         115,394
    Lines of credit and other secured borrowings ..............................          35,502         150,384
    Debt securities ...........................................................         231,249          56,249
    Accrued interest payable ..................................................           3,083           4,789
    Accrued expenses, payables and other liabilities ..........................          31,529          31,926
                                                                                  -------------   -------------
      Total liabilities .......................................................         957,266         921,574
                                                                                  -------------   -------------
    Minority interest in subsidiaries .........................................           1,296           1,286

  COMMITMENTS AND CONTINGENCIES (Note 10)

  STOCKHOLDERS' EQUITY
    Common stock, $.01 per value; 200,000,000 shares authorized; 62,719,552 and 67,467,220 shares issued and outstanding at September 30, 2004 and
     December 31, 2003, respectively ..........................................             627             675
    Additional paid-in capital ................................................         181,071         225,559
    Retained earnings .........................................................         145,568          90,409
    Accumulated other comprehensive income (loss), net of taxes ...............            (342)            615
                                                                                  -------------   -------------
    Total stockholders' equity ................................................         326,924         317,258
                                                                                  -------------   -------------
      Total liabilities and stockholders' equity ..............................   $   1,285,486   $   1,240,118
                                                                                  =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                                                Three Months                  Nine Months
                                                                        ---------------------------   ---------------------------
For the periods ended September 30,                                         2004           2003           2004           2003
- ----------------------------------------------------------------------  ------------   ------------   ------------   ------------
REVENUE
  Servicing and related fees .........................................  $     34,587   $     35,651   $    115,310   $    101,703
  Vendor management fees .............................................        13,614          7,722         40,442         21,721
  Gain (loss) on trading and match funded securities, net ............          (171)           159          1,688          2,924
  Valuation gains (losses) on real estate ............................          (165)          (686)        (3,990)        (6,695)
  Gain (loss) on sales of real estate ................................           311            316           (149)           408
  Operating income (losses) from real estate .........................           444          1,269          1,017          3,461
  Gain (loss) on debt repurchases ....................................            --           (441)            --           (445)
  Other income .......................................................         4,995          2,852         16,599          5,550
                                                                        ------------   ------------   ------------   ------------
      Non-interest revenue ...........................................        53,615         46,842        170,917        128,627
                                                                        ------------   ------------   ------------   ------------

  Interest income ....................................................         4,988          4,071         15,555         17,826
  Interest expense ...................................................         7,141         10,823         22,040         29,554
                                                                        ------------   ------------   ------------   ------------
      Net interest income (expense) before provision for loan losses..        (2,153)        (6,752)        (6,485)       (11,728)
  Provision for loan losses ..........................................           (94)           415           (913)        (2,670)
                                                                        ------------   ------------   ------------   ------------
      Net interest income (expense) after provision for loan losses...        (2,059)        (7,167)        (5,572)        (9,058)
                                                                        ------------   ------------   ------------   ------------
         Total revenue ...............................................        51,556         39,675        165,345        119,569
                                                                        ------------   ------------   ------------   ------------

NON-INTEREST EXPENSE
  Compensation and employee benefits .................................        21,300         17,667         64,229         52,505
  Occupancy and equipment ............................................         3,981          3,254         11,999          8,769
  Technology and communication costs .................................         6,190          5,583         19,476         14,577
  Loan expenses ......................................................         6,885          3,835         22,272         10,836
  Loss (gain) on investments in affordable housing properties ........          (100)             4           (179)           319
  Professional services and regulatory fees ..........................         3,187          2,510         16,328         21,854
  Other operating expenses ...........................................         2,635          2,173          7,890          7,023
                                                                        ------------   ------------   ------------   ------------
      Non-interest expense ...........................................        44,078         35,026        142,015        115,883
                                                                        ------------   ------------   ------------   ------------

Distributions on Capital Securities ..................................            --             --             --          3,058
                                                                        ------------   ------------   ------------   ------------
Income (loss) before minority interest and income taxes ..............         7,478          4,649         23,330            628
Minority interest in net income (loss) of subsidiaries ...............            18             28            (50)          (308)
Income tax expense (benefit) .........................................       (31,845)             6        (31,779)           618
                                                                        ------------   ------------   ------------   ------------
  Net income (loss) ..................................................  $     39,305   $      4,615   $     55,159   $        318
                                                                        ============   ============   ============   ============

EARNINGS (LOSS) PER SHARE
  Basic ..............................................................  $       0.61   $       0.07   $       0.83   $      0.005
  Diluted ............................................................  $       0.60   $       0.07   $       0.81   $      0.005

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic ..............................................................    64,637,454     66,865,412     66,853,296     67,148,447
  Diluted ............................................................    65,813,457     67,880,310     68,146,122     67,864,096

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)

                                                                                  Three Months           Nine Months
                                                                              -------------------    -------------------
For the periods ended September 30,                                             2004       2003        2004       2003
- ---------------------------------------------------------------------------   --------   --------    --------   --------
Net income (loss) .........................................................   $ 39,305   $  4,615    $ 55,159   $    318
Other comprehensive income (loss), net of taxes:
Change in unrealized foreign currency translation adjustment arising
 during the period (1) ....................................................         43       (294)       (957)       221
                                                                              --------   --------    --------   --------
Comprehensive income (loss) ...............................................   $ 39,348   $  4,321    $ 54,202   $    539
                                                                              ========   ========    ========   ========

(1) Net of tax benefit (expense) of $181 and $(149) for the three months ended September 30, 2004 and 2003, respectively, and $769 and $(201) for the nine months ended September 30, 2004 and 2003, respectively.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                             (Dollars in thousands)

                                                                                                      Accumulated
                                                                                                         Other
                                                          Common Stock       Additional              Comprehensive
                                                     ----------------------    Paid-in    Retained   Income (loss),
                                                       Shares      Amount      Capital    Earnings    Net of Taxes     Total
                                                     ----------  ----------  ----------  ---------  ---------------  ---------
Balances at December 31, 2003 ....................   67,467,220  $      675  $  225,559  $  90,409  $           615  $ 317,258
Net income .......................................           --          --          --     55,159               --     55,159
Issuance of restricted common stock to
 directors and employees .........................      210,098           2         712         --               --        714
Exercise of common stock options .................      523,334           5       4,194         --               --      4,199
Repurchase of common stock .......................   (5,481,100)        (55)    (49,394)        --               --    (49,449)
Other comprehensive loss, net of taxes ...........           --          --          --         --             (957)      (957)
                                                     ----------  ----------  ----------  ---------  ---------------  ---------
Balances at September 30, 2004 ...................   62,719,552  $      627  $  181,071  $ 145,568  $          (342) $ 326,924
                                                     ==========  ==========  ==========  =========  ===============  =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

For the nine months ended September 30,                                                             2004              2003
- --------------------------------------------------------------------------------------------   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..........................................................................   $       55,159    $          318
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
    Net cash provided by trading activities ................................................          (87,084)           20,474
    Premium amortization (discount accretion) on securities, net ...........................           (1,608)            1,847
    Amortization of servicing rights .......................................................           71,173            68,677
    Depreciation and other amortization ....................................................           10,354            10,069
    Provision for loan losses ..............................................................             (913)           (2,670)
    Valuation (gains) losses on real estate ................................................            3,990             6,695
    (Gain) loss on trading and match funded securities .....................................           (1,688)           (2,924)
    (Gain) loss on sale of real estate .....................................................              149              (408)
    (Gain) loss on repurchases of debt .....................................................               --               445
    (Increase) decrease in advances and match funded advances on loans
     and loans serviced for other ..........................................................           28,457          (109,808)
    (Increase) decrease in receivables and other assets, net ...............................          (66,359)             (326)
    Increase (decrease) in accrued expense, interest payable and other liabilities, net ....           (2,103)            2,910
    Other, net .............................................................................           (1,891)            3,878
                                                                                               --------------    --------------
Net cash provided (used) by operating activities ...........................................            7,636              (823)
                                                                                               --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Principal payments received on match funded loans ......................................            7,559            10,991
    Acquisitions of match funded loans .....................................................           (7,119)               --
    Proceeds from sale of match funded loans ...............................................           21,592                --
    Proceeds from sale of affordable housing properties ....................................              327             2,245
    Proceeds from sale of loans ............................................................               --            30,347
    Purchase of mortgage servicing rights ..................................................          (39,997)          (78,971)
    Principal payments received on loans ...................................................           29,661            28,166
    Purchases, originations and funded commitments of loans, net ...........................          (16,007)           (6,225)
    Capital improvements to real estate ....................................................           (2,536)           (5,357)
    Proceeds from sale of real estate ......................................................           18,910            10,024
    Additions to premises and equipment ....................................................           (6,166)           (9,195)
    Acquisition of subsidiary ..............................................................            1,376                --
                                                                                               --------------    --------------
Net cash provided (used) by investing activities ...........................................            7,600           (17,975)
                                                                                               --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in deposits and escrow deposits ....................................           (4,641)           48,961
    Proceeds from (repayment of) lines of credit and other secured borrowings, net .........          (94,882)           94,000
    Proceeds from (repayment of) bonds - match funded agreements, net ......................          (17,682)          (33,286)
    Issuance of notes ......................................................................          175,000                --
    Repurchase and repayment of notes and subordinated debentures ..........................               --           (33,945)
    Exercise of common stock options .......................................................            2,317                15
    Repurchase of common stock .............................................................          (49,449)           (2,262)
                                                                                               --------------    --------------
Net cash provided (used) by financing activities ...........................................           10,663            73,483
                                                                                               --------------    --------------

Net increase (decrease) in cash and cash equivalents .......................................           25,899            54,685
Cash and cash equivalents at beginning of period ...........................................          216,088           192,247
                                                                                               --------------    --------------
Cash and cash equivalents at end of period .................................................   $      241,987    $      246,932
                                                                                               ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)

For the nine months ended September 30,                                                 2004             2003
- --------------------------------------------------------------------------------   --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD
    Cash and amounts due from depository institutions ..........................   $      189,446   $      118,820
    Interest-earning deposits ..................................................           52,541           28,112
    Federal funds sold and repurchase agreements ...............................               --          100,000
                                                                                   --------------   --------------
                                                                                   $      241,987   $      246,932
                                                                                   ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
    Interest ...................................................................   $       23,746   $       30,164
                                                                                   ==============   ==============
    Income tax refunds (payments) ..............................................   $            1   $         (688)
                                                                                   ==============   ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Assumption of line of credit by purchaser of real estate ...................   $       20,000   $           --
                                                                                   ==============   ==============

ACQUISITION OF BUSINESSES
    Estimated fair value of assets acquired (1) ................................   $      (20,986)  $           --
    Estimated fair value of liabilities assumed ................................           10,743               --
                                                                                   --------------   --------------
    Cash paid ..................................................................          (10,243)              --
    Less cash acquired .........................................................           11,619               --
                                                                                   --------------   --------------
    Net cash acquired (paid) for assets ........................................   $        1,376   $           --
                                                                                   ==============   ==============

(1) Including goodwill of approximately $6,100 resulting from the acquisition. See Note 9.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                             (Dollars in thousands)

- --------------------------------------------------------------------------------
NOTE 1 BASIS OF PRESENTATION

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

        In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our financial condition at September 30, 2004 and December 31, 2003, the results of our operations for the three and nine months ended September 30, 2004 and 2003, our comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003, our changes in stockholders' equity for the nine months ended September 30, 2004 and our cash flows for the nine months ended September 30, 2004 and 2003. The results of operations and other data for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2004. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to the prior periods' interim consolidated financial statements to conform to the September 30, 2004 presentation.

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

        On September 30, 2004, the Emerging Issues Task Force ("EITF") approved Issue 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." EITF Issue 04-8 provides guidance as to when the dilutive effect of contingently convertible debt should be included in diluted earnings per share. The EITF reached the conclusion that the potential shares of stock associated with contingently convertible debt should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. EITF Issue 04-8 is effective for all periods ending after December 15, 2004 and is to be applied by restating previously reported diluted earnings per share.

        EITF Issue 04-8 will have an impact on our diluted earnings per share computations because of the $175,000 of 3.25% Contingent Convertible Senior Unsecured Notes we issued on July 28, 2004 (see Note 3 below). Beginning with our 2004 annual financial statements, we will include the potential shares of stock associated with our contingently convertible debt in diluted earnings per share computations (if dilutive) using the if-converted method regardless of whether any of the contingent features have been met. For the three and nine months ended September 30, 2004, we have excluded the potential shares of stock associated with our contingently convertible debt from diluted earnings per share computations in accordance with accounting guidance currently in effect. Had we included the potential shares of stock associated with our contingently convertible debt, diluted earnings per share for the three and nine months ended September 30, 2004 would have been $0.53 and $0.79, respectively, a decrease of $0.07 and $0.02, respectively, from reported diluted earnings per share.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2004
                             (Dollars in thousands)

- --------------------------------------------------------------------------------
NOTE 3 DEBT SECURITIES

        Convertible Notes. On July 28, 2004, OCN issued $175,000 aggregate principal amount of 3.25% Contingent Convertible Senior Unsecured Notes due 2024 ("Convertible Notes") in a private placement under the Securities Act of 1933, as amended. The Convertible Notes are senior unsecured obligations of Ocwen Financial Corporation and bear interest at the rate of 3.25% per year. Interest is payable on February 1 and August 1 of each year, beginning on February 1, 2005. The Convertible Notes will mature on August 1, 2024.

        Holders may convert all or a portion of their notes into shares of our common stock under the following circumstances: (1) at any time during any calendar quarter commencing after September 30, 2004, if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the calendar quarter prior to such quarter is greater than 125% of the conversion price per share of common stock on such last day; (2) subject to certain exceptions, during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the notes for each day of the five-consecutive-trading-day period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1 principal amount of the notes; (3) if the notes have been called for redemption; (4) upon the occurrence of specified corporate transactions; or (5) if we elect at our sole discretion to permit conversion following the implementation of EITF Issue 04-8.

        The conversion rate will be 82.1693 shares of our common stock per $1 principal amount of the notes, subject to adjustment. Events that may cause the conversion rate to be adjusted, as more fully described in the related indenture agreement, primarily relate to cash dividends or other distributions to holders of our common stock. Upon conversion, we may at our option choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock as described herein.

        Beginning August 1, 2009, we may redeem all or a portion of the notes for cash for a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any.

        Holders may require us to repurchase all or a portion of their notes for cash on August 1, 2009, August 1, 2014, and August 1, 2019 or upon the occurrence of a "fundamental change" at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. A "fundamental change", as further defined in the indenture agreement, is deemed to have occurred upon a change of control or a termination of trading in our common stock.

        In connection with our issuance of the Convertible Notes, we incurred certain costs that we capitalized and are amortizing over the period from the date of issuance to August 1, 2009, the first date at which holders may require us to repurchase their notes. The unamortized balance of these issuance costs amounted to approximately $5,800 at September 30, 2004.

        In privately negotiated transactions concurrent with the private placement of the Convertible Notes, we used 25% of the gross proceeds from the sale of the Convertible Notes to repurchase 4,850,000 shares of our common stock at a price of $9.02 per share. We used the remaining proceeds, net of underwriting discount and other expenses, primarily to repay maturing deposits and other liabilities, to increase our cash and to invest in short-term AAA-rated securities.

        Capital Securities. In August 1997, Ocwen Capital Trust ("OCT") issued $125,000 of 10.875% Capital Securities (the "Capital Securities"). OCT invested the proceeds from issuance of the Capital Securities in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. Prior to our adoption of SFAS No. 150 on July 1, 2003, we presented the Capital Securities in a separate caption between liabilities and stockholders' equity in our consolidated statement of financial condition as "Company-obligated, mandatorily redeemable securities of subsidiary trust holding solely Junior Subordinated Debentures of the Company", and distributions on the Capital Securities were reported in a separate caption immediately following non-interest expense in our consolidated statement of operations. Effective with our adoption of SFAS No. 150, the Capital Securities are presented as a liability in the consolidated statement of financial condition as a component of notes. At the same time, we began reporting distributions of the Capital Securities as a component of interest expense in the consolidated statement of operations.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2004
                             (Dollars in thousands)

- --------------------------------------------------------------------------------
        Holders of the Capital securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1 per Capital Security. OCN guarantees payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, to the extent OCT has funds available. If Ocwen Financial
Corporation does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Distributions on Capital Securities amounted to $1,529 in the third quarter of both 2004 and 2003 ($4,587 for the year to date periods). Accumulated distributions payable on the Capital Securities amounted to $1,020 and $2,549 at September 30, 2004 and December 31, 2003, respectively, and are included in accrued interest payable.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2004
                             (Dollars in thousands)

- --------------------------------------------------------------------------------
NOTE 4 FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

        We have entered into foreign currency derivatives to hedge our investments in foreign subsidiaries that own residual interests backed by residential loans originated in the UK ("UK residuals") and a shopping center located in Halifax, Nova Scotia (the "Nova Scotia Shopping Center"). It is our policy to periodically adjust the amount of foreign currency derivative contracts we have entered into in response to changes in our investments in these assets. Currency futures are commitments to either purchase or sell foreign currency at a future date for a specified price. We have determined that the local currency of our investment in UK residuals and the Nova Scotia Shopping Center is the functional currency. Our foreign currency derivative financial instruments were designated as hedges. Accordingly, we include the gains or losses in the net unrealized foreign currency translation in accumulated other comprehensive income in stockholders' equity. The following table sets forth the terms and values of these foreign currency financial instruments at September 30, 2004 and December 31, 2003:

                                                 Position       Maturity         Notional Amount      Strike Rate     Fair Value
                                                -----------   -------------   ---------------------   -----------    -----------
September 30, 2004
- --------------------------------------------
Canadian Dollar currency futures ............      Short      December 2004        C$        13,000        0.7713    $      (269)
British Pound currency futures ..............      Short      December 2004        (POUND)   17,500        1.7690           (583)
                                                                                                                     -----------
                                                                                                                     $      (852)
                                                                                                                     ===========
December 31, 2003
- --------------------------------------------
Canadian Dollar currency futures ............      Short        June 2004          C$        10,000        0.7660    $       (34)
British Pound currency futures ..............      Short        June 2004          (POUND)   16,500        1.7292           (737)
                                                                                                                     -----------
                                                                                                                     $      (771)
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

NOTE 5 REGULATORY REQUIREMENTS

        The Bank, as a federal savings bank organized under the Home Owners' Loan Act, and OCN, as a registered savings and loan holding company under the Act, are subject to extensive federal and state regulation under the Act and other federal and state laws. Our primary regulatory authority is the U.S. Office of Thrift Supervision ("OTS"). As such, the OTS periodically conducts an examination of the Bank and its business practices.

        On April 19, 2004, the Bank and the OTS entered into a Supervisory Agreement (the "Agreement"). The Agreement memorializes various loan servicing and customer service practices, some of which the Bank had previously adopted and some of which it has implemented on a going-forward basis. Under the Agreement, the Bank will continue to maintain and further develop its Office of Consumer Ombudsman, an initiative implemented effective January 1, 2004. The Agreement acknowledges that the Bank no longer assesses delinquent borrower attorneys' fees for issuing notices of default. Beginning with the effective date of the Agreement, the Bank will no longer charge delinquent borrowers a fee for providing forbearance plans in lieu of foreclosures. The Agreement also establishes the procedures to be followed to determine whether appropriate hazard insurance is in place before placing insurance on behalf of the borrower. Those procedures include some already implemented by the Bank, as well as new requirements, including that the second notice shall be sent to borrowers by certified mail. The Bank will not place the borrower's loan in default, assess fees or initiate foreclosure proceedings solely due to the borrower's nonpayment of insurance premiums. The Agreement also provides that the Bank agrees "to utilize best efforts" to provide borrowers or their agents pay-off quotes within five business days and sets forth new guidelines regarding documentation of charges on such pay-off quotes.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2004
                             (Dollars in thousands)

- --------------------------------------------------------------------------------
        The Financial Institutions Reform, Recovery and Enforcement Act of 1989 and the regulations promulgated thereunder established certain minimum levels of regulatory capital for savings institutions subject to regulation by the OTS. As a federally chartered savings bank regulated by the OTS, the bank must follow specific capital guidelines stipulated by the OTS. These guidelines involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations.

        At September 30, 2004, the Bank was "well capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be categorized as "well capitalized", the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the following table. The Bank's capital amounts and classification are subject to review by federal regulators regarding components, risk-weightings and other factors. There are no conditions or events since September 30, 2004 that we believe have changed the Bank's category.

        Since 1997, the Bank has committed to the OTS to maintain a core capital (leverage) ratio and a total risk-based capital ratio of at least 9.00% and 13.00%, respectively. The Bank continues to be in compliance with this commitment as well as with the regulatory capital requirements of general applicability (as indicated in the table below). In addition during 2002, we committed to maintain our investment in mortgage servicing rights at approximately 50% of stockholders' equity on a consolidated basis and 60% of core capital (before any deduction thereto for mortgage servicing rights) at the Bank. On a consolidated basis, our investment in mortgage servicing rights is below the committed level and represented 41% of stockholder's equity at September 30, 2004. At the Bank, mortgage servicing rights are also below the committed level, amounting to 46% of core capital at September 30, 2004.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2004
                             (Dollars in thousands)

- --------------------------------------------------------------------------------
        The following table summarized the Bank's actual and required regulatory capital at September 30, 2004:

                                                                                              To be Well Capitalized   Committed
                                                                         Minimum for Capital   for Prompt Corrective    Capital
                                                          Actual          Adequacy Purposes      Action Provisions    Requirements
                                                    -------------------  -------------------  ----------------------  ------------
                                                     Ratio     Amount     Ratio     Amount      Ratio       Amount        Ratio
                                                    ------   ----------  ------   ----------  ---------   ----------  ------------
Shareholders' equity, and ratio to total
 assets ..........................................   21.97%  $  200,987
Disallowed mortgage servicing rights .............               (8,117)
Disallowed deferred tax assets ...................              (21,639)
Non-includable subsidiary ........................                 (807)
Intangible assets (1) ............................               (2,866)
                                                             ----------
Tier 1 (core) capital and ratio to
 adjusted  total assets ..........................   19.01%     167,558    4.00%  $   35,258       5.00%  $   44,072       9.00%
Non-mortgage servicing rights ....................               (1,217)
                                                             ----------
Tangible capital and ratio to tangible assets.....   18.90%  $  166,341    1.50%  $   13,203
                                                             ==========
Tier 1 capital and ratio to risk-weighted
 assets...........................................   25.44%  $  167,558                            6.00%  $   39,524
Tier 2 capital - Allowance for loan losses .......                4,653
Real estate required to be deducted (2) ..........              (44,169)
                                                             ----------
Total risk-based capital and ratio to
 risk-weighted assets ............................   19.44%  $  128,042    8.00%  $   52,698      10.00%  $   65,873      13.00%
                                                             ==========
Total regulatory assets ..........................           $  914,889
                                                             ==========
Adjusted total assets ............................           $  881,444
                                                             ==========
Tangible assets ..................................           $  880,227
                                                             ==========
Risk-weighted assets .............................           $  658,728
                                                             ==========

(1)     Unamortized balance of computer software.

(2) Retail shopping mall, which we originally acquired in satisfaction of a debt and have held in excess of five years. This property was subsequently sold in a transaction which closed in November 2004.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2004
                             (Dollars in thousands)

- --------------------------------------------------------------------------------
NOTE 6 NET INTEREST INCOME (EXPENSE) BEFORE PROVISION FOR LOAN LOSSES

                                                                                  Three Months             Nine Months
                                                                              --------------------    --------------------
For the periods ended September 30,                                             2004        2003        2004        2003
- ---------------------------------------------------------------------------   --------    --------    --------    --------
Interest income:
- ----------------
    Interest earning cash and other .......................................   $    371    $     79    $    709    $    224
    Federal funds sold and repurchase agreements ..........................        677         341       1,420       1,078
    Trading securities ....................................................      3,447       2,748      11,000      12,372
    Loans .................................................................        221         213       1,391       1,321
    Match funded loans and securities .....................................        272         690       1,035       2,831
                                                                              --------    --------    --------    --------
                                                                                 4,988       4,071      15,555      17,826
                                                                              --------    --------    --------    --------

Interest expense:
- -----------------
    Deposits ..............................................................      3,124       4,009      10,839      13,408
    Securities sold under agreements to repurchase ........................         --          --          --           3
    Bonds - match funded agreements .......................................      1,143       1,075       3,239       3,640
    Lines of credit and other secured borrowings ..........................        148       1,927       2,178       4,103
    Notes and debentures ..................................................      2,726       3,812       5,784       8,400
                                                                              --------    --------    --------    --------
                                                                                 7,141      10,823      22,040      29,554
                                                                              --------    --------    --------    --------

    Net interest income (expense) before provision for loan losses ........   $ (2,153)   $ (6,752)   $ (6,485)   $(11,728)
                                                                              ========    ========    ========    ========

NOTE 7 INCOME TAX EXPENSE (BENEFIT)

        The following table provides details of our income tax expense (benefit) for the periods indicated:

                                                                                  Three Months             Nine Months
                                                                              ---------------------   ---------------------
For the periods ended September 30,                                              2004        2003        2004        2003
- ---------------------------------------------------------------------------   ---------   ---------   ---------   ---------
Income tax expense (benefit) on income (loss) before taxes ................   $   3,074   $   1,035   $   7,350   $    (957)
Provision for valuation allowance on current year's deferred tax asset ....       2,066      (1,029)     (2,144)      1,575
                                                                              ---------   ---------   ---------   ---------
                                                                                  5,140           6       5,206         618
Partial reversal of valuation allowance on prior year's deferred
 tax asset ................................................................     (36,985)         --     (36,985)         --
                                                                              ---------   ---------   ---------   ---------
Total income tax expense (benefit) ........................................   $ (31,845)  $       6   $ (31,779)  $     618
                                                                              =========   =========   =========   =========

        The $36,985 reduction in the valuation allowance on the prior year's deferred tax asset is a result of refund claims filed with the IRS that reduced our gross deferred tax asset and increased our income tax receivable balance by the same amount. These refund claims, which were affirmed in writing by the IRS agent during the third quarter of 2004, arose because of changes in the tax law that allowed us to carry back net operating losses from 2001 and 2002 to taxes paid in earlier years. Reversal of all or a portion of the remaining valuation allowance, which amounted to $162,314 at September 30, 2004, may occur in the future based on the results of our operations. The provision for deferred tax asset valuation allowance is a non-cash charge that we recorded to increase the aggregate valuation allowance. We estimated this valuation allowance based on our assessment of the portion of the deferred tax asset that will more likely than not be realized.

        Excluding foreign taxes, non-economic tax residual payments and the valuation allowance reduction, our federal effective tax rate was 20% and (162)% for the year to date periods of 2004 and 2003, respectively, and reflected tax credits of $3,507 and $1,795, respectively. Although we have substantial unused tax credits available to reduce the liability arising from income taxes on our current year income, tax credits can be used to reduce income tax expense only to the corporate alternative minimum tax rate of 20% of taxable income.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2004
                             (Dollars in thousands)

- --------------------------------------------------------------------------------
NOTE 8 BUSINESS SEGMENT REPORTING

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2004
                             (Dollars in thousands)

- --------------------------------------------------------------------------------
        Financial information for our segments is as follows for the dates indicated:

                                                          Total Assets
                                                  ----------------------------
                                                  September 30,   December 31,
                                                      2004            2003
                                                  -------------   ------------
Core businesses:
  Residential Loan Servicing ..................   $     641,186   $    672,779
  OTX .........................................           5,636          5,290
  Ocwen Realty Advisors .......................           3,540          1,056
  Ocwen Recovery Group ........................             425            323
  Business Process Outsourcing ................           2,161          1,010
  Commercial Servicing ........................           9,232          5,241
                                                  -------------   ------------
                                                        662,180        685,699
                                                  -------------   ------------
Non-core businesses:
  Commercial Assets ...........................          81,219        133,015
  Affordable Housing ..........................          37,382         48,974
  Subprime Finance ............................          35,927         39,162
                                                  -------------   ------------
                                                        154,528        221,151
                                                  -------------   ------------
Corporate Items and Other .....................         468,778        333,268
                                                  -------------   ------------
                                                  $   1,285,486   $  1,240,118
                                                  =============   ============

        The following table summarizes our remaining investment in non-core assets, which are included in the total asset amounts presented above:

                                                         Non-Core Assets
                                                  ----------------------------
                                                  September 30,   December 31,
                                                      2004            2003
                                                  -------------   ------------
Non-core businesses:
  Commercial Assets ...........................   $      78,627   $    126,401
  Affordable Housing ..........................          12,020         13,955
  Subprime Finance ............................          35,909         38,973
  Corporate Items and Other ...................           2,049          2,963
                                                  -------------   ------------
                                                  $     128,605   $    182,292
                                                  =============   ============

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2004
                             (Dollars in thousands)

- --------------------------------------------------------------------------------

                                                               Net Interest    Provision                      Pre-Tax
                                                Non-Interest      Income        for Loan     Non-Interest      Income
                                                   Revenue       (Expense)       Loses         Expense       (Loss) (1)
                                                ------------   ------------   ------------   ------------   ------------
For the three months ended September 30, 2004
- ---------------------------------------------
Core businesses:
  Residential Loan Servicing ................   $     29,438   $     (4,238)  $         --   $     21,820   $      3,380
  OTX .......................................          2,959             --             --          5,092         (2,133)
  Ocwen Realty Advisors .....................          7,042            (21)            --          5,542          1,478
  Ocwen Recovery Group ......................          3,299             --             --          2,591            708
  Business Process Outsourcing ..............          2,551             (6)            --          1,858            687
  Commercial Servicing ......................          3,334             (4)            --          3,267             63
                                                ------------   ------------   ------------   ------------   ------------
                                                      48,623         (4,269)            --         40,170          4,183
                                                ------------   ------------   ------------   ------------   ------------
Non-core businesses:
  Commercial Assets .........................           (259)          (378)            --          1,208         (1,845)
  Affordable Housing ........................             --           (356)             1            531           (888)
  Subprime Finance ..........................           (241)         2,818             --            462          2,116
                                                ------------   ------------   ------------   ------------   ------------
                                                        (500)         2,084              1          2,201           (617)
                                                ------------   ------------   ------------   ------------   ------------

Corporate Items and Other ...................          5,492             32            (95)         1,707          3,912
                                                ------------   ------------   ------------   ------------   ------------
                                                $     53,615   $     (2,153)  $        (94)  $     44,078   $      7,478
                                                ============   ============   ============   ============   ============

For the three months ended September 30, 2003
- ---------------------------------------------
Core businesses:
  Residential Loan Servicing ................   $     30,292   $     (5,300)  $         --   $     16,832   $      8,159
  OTX .......................................          2,891             --             --          5,244         (2,353)
  Ocwen Realty Advisors .....................          4,687             (5)            --          3,526          1,156
  Ocwen Recovery Group ......................          2,952             --             --          1,812          1,140
  Business Process Outsourcing ..............          1,877             (2)            --            872          1,004
  Commercial Servicing ......................          1,477            (17)            --          2,571         (1,111)
                                                ------------   ------------   ------------   ------------   ------------
                                                      44,176         (5,324)            --         30,857          7,995
                                                ------------   ------------   ------------   ------------   ------------
Non-core businesses:
  Commercial Assets .........................          1,165         (1,853)           393            943         (2,025)
  Affordable Housing ........................          1,385           (630)             1            757             (3)
  Subprime Finance ..........................            107          2,007             --            395          1,720
                                                ------------   ------------   ------------   ------------   ------------
                                                       2,657           (476)           394          2,095           (308)
                                                ------------   ------------   ------------   ------------   ------------

Corporate Items and Other ...................              9           (952)            21          2,074         (3,038)
                                                ------------   ------------   ------------   ------------   ------------
                                                $     46,842   $     (6,752)  $        415   $     35,026   $      4,649
                                                ============   ============   ============   ============   ============

(1)     Income (loss) before minority interest and income taxes.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2004
                             (Dollars in thousands)

- --------------------------------------------------------------------------------

                                                                Net Interest     Provision                        Pre-Tax
                                                Non-Interest       Income         for Loan      Non-Interest       Income
                                                  Revenue         (Expense)         Loses         Expense        (Loss) (1)
                                                ------------    ------------    ------------    ------------    ------------
For the three months ended September 30, 2004
- ---------------------------------------------
Core businesses:
  Residential Loan Servicing ................   $     98,278    $    (14,777)   $         --    $     69,738    $     13,763
  OTX .......................................         12,846              --              --          15,216          (2,370)
  Ocwen Realty Advisors .....................         23,638             (46)             --          18,580           5,013
  Ocwen Recovery Group ......................          9,958              --              --           6,959           2,998
  Business Process Outsourcing ..............          6,899             (14)             --           5,094           1,791
  Commercial Servicing ......................         10,302              (6)             --          10,236              60
                                                ------------    ------------    ------------    ------------    ------------
                                                     161,921         (14,843)             --         125,823          21,255
                                                ------------    ------------    ------------    ------------    ------------
Non-core businesses:
  Commercial Assets .........................         (2,302)           (159)           (764)          3,198          (4,895)
  Affordable Housing ........................             17          (1,238)            (28)          1,853          (3,047)
  Subprime Finance ..........................          1,043           8,809              --           1,610           8,243
                                                ------------    ------------    ------------    ------------    ------------
                                                      (1,242)          7,412            (792)          6,661             301
                                                ------------    ------------    ------------    ------------    ------------

Corporate Items and Other ...................         10,238             946            (121)          9,531           1,774
                                                ------------    ------------    ------------    ------------    ------------
                                                $    170,917    $     (6,485)   $       (913)   $    142,015    $     23,330
                                                ============    ============    ============    ============    ============

For the nine months ended September 30, 2003
- --------------------------------------------
Core businesses:
  Residential Loan Servicing ................   $     89,685    $    (15,125)   $         --    $     48,752    $     25,808
  OTX .......................................          7,898              --              --          16,224          (8,327)
  Ocwen Realty Advisors .....................         13,414             (14)             --           9,634           3,766
  Ocwen Recovery Group ......................          8,457              --              --           5,035           3,422
  Business Process Outsourcing ..............          2,629              (2)             --           1,620           1,007
  Commercial Servicing ......................          4,412             (50)             --           7,638          (3,276)
                                                ------------    ------------    ------------    ------------    ------------
                                                     126,495         (15,191)             --          88,903          22,400
                                                ------------    ------------    ------------    ------------    ------------
Non-core businesses:
  Commercial Assets .........................         (2,256)         (6,250)         (3,064)          3,251          (8,692)
  Affordable Housing ........................          1,530          (2,278)            149           2,710          (3,608)
  Subprime Finance ..........................          2,570          10,867              --          13,417              20
                                                ------------    ------------    ------------    ------------    ------------
                                                       1,844           2,339          (2,915)         19,378         (12,280)
                                                ------------    ------------    ------------    ------------    ------------

Corporate Items and Other ...................            288           1,124             245           7,602          (9,492)
                                                ------------    ------------    ------------    ------------    ------------
                                                $    128,627    $    (11,728)   $     (2,670)   $    115,883    $        628
                                                ============    ============    ============    ============    ============

(1)     Income (loss) before minority interest and income taxes.

NOTE 9 ACQUISITION

        On September 30, 2004, we acquired Bankhaus Oswald Kruber KG ("BOK") for the U.S. dollar equivalent of $9,015 (7,250 euros), plus acquisition costs. The initial purchase price is subject to final adjustment. BOK holds a universal banking license issued by the German Federal Financial Supervisory Agency and is a member of the German Deposit Protection Fund and the Association of Private German Banks. BOK, which is headquartered in Berlin, with a branch office in Frankfurt, was established in 1924. Our preliminary estimate of the excess of the purchase price over the fair value of the net assets acquired (goodwill) related to this transaction is approximately $6,100. The purchase price information as disclosed may subsequently be adjusted to reflect changes in the purchase price and allocations thereof. The net assets acquired consisted primarily of cash and cash equivalents and receivables, net of customer deposits.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2004
                             (Dollars in thousands)

- --------------------------------------------------------------------------------
NOTE 10 COMMITMENTS AND CONTINGENCIES

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

        On July 9, 2004, a jury rendered a verdict of $9,320, which included both actual and punitive components, against Ocwen, the Bank and OTX in litigation brought by Cartel Asset Management, Inc. ("Cartel") in federal court in Denver, Colorado. Cartel alleged trade secret and contract-related claims arising out of real estate valuation services performed from 1997 through the first quarter of 2001, at which time we ceased doing business with Cartel. On July 16, 2004, the judge in the Cartel litigation ordered a new trial on damages on the ground that the testimony of plaintiff's damages expert should have been, but was not, excluded. On November 3, 2004, the judge reversed his prior order requiring a new trial on damages and instead entered a final judgment with a reduced damage award to Cartel of $520. The judge also reduced Cartel's request for attorneys' fees from $570 to $170. It is not known whether Cartel intends to appeal the trial judge's rulings. We are currently considering issues for a possible appeal or cross-appeal. The lawsuit does not involve challenges to our core Residential Loan Servicing business practices.

        OCN and the Bank are also subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings will not have a material effect on our financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
GENERAL

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

OVERVIEW OF RISKS AND RELATED CRITICAL ACCOUNTING POLICIES

        For the past several years, we have been undergoing a fundamental transition in the nature of our business. In late 1999 and early 2000, we began to execute a strategic plan to shift our business activities away from capital-intensive businesses involving the purchase or origination of loans, real estate and related assets toward less capital-intensive businesses that generate fee-based revenues. As a result, we generally ceased to invest in assets in certain of our business segments ("non-core businesses") unless we were contractually committed to do so. However, we continue actively to manage and resolve the remaining assets in these segments. As of September 30, 2004, our core and non-core businesses were as follows:

        Core Businesses                               Non-Core Businesses
        ----------------------------------------      -------------------
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

        As described in Note 5 to our Interim Consolidated Financial Statements, we have committed to the OTS to maintain our investment in mortgage servicing rights at approximately 60% of core capital at the Bank (before any deduction thereto for mortgage servicing rights) and 50% of stockholders' equity on a consolidated basis. These commitments effectively limit the size of our Residential Loan Servicing business. Consistent with our strategy of growing that business, we are currently exploring the possibility of the Bank terminating its status as a federal savings bank under OTS and FDIC supervision, which would, among other things, eliminate these restrictions on our growth. If we were to go forward with this process, which we refer to as "debanking," we would dissolve the Bank and continue its non-depositary businesses, including its mortgage servicing business, under another subsidiary of our company, which would be licensed where necessary at the state level. Should debanking occur, we would no longer be a savings-and-loan holding company and would no longer be able to take deposits in the United States or benefit from federal preemption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
        No final determination has yet been made with respect to whether we will pursue this strategy. Were we to decide to do so, our ability to debank would be subject to a number of contingencies, many of which are beyond our control, including approvals by the OTS with respect to applications for a voluntary dissolution as well as sales of the Bank's deposits to third parties. There can be no assurance that we ultimately would be successful in debanking.

        The following discussion of our consolidated financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes included in Item 1.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

        The following tables present selected consolidated financial information at the dates and for the periods indicated.

                                                                                        Increase (Decrease)
                                                        September 30,   December 31,    -------------------
                                                             2004           2003            $           %
                                                        -------------   -------------   ----------    -----
Financial Condition Data
- ------------------------
Total assets ........................................   $   1,285,486   $   1,240,118   $   45,368        4%
  Trading securities, at fair value .................   $     138,489   $      49,520   $   88,969      180%
  Real estate .......................................   $      68,480   $     103,943   $  (35,463)     (34)%
  Loans, net ........................................   $      11,459   $      28,098   $  (16,639)     (59)%
  Match funded assets, net ..........................   $     108,328   $     130,087   $  (21,759)     (17)%
  Advances on loans and loans serviced for others ...   $     345,945   $     374,769   $  (28,824)      (8)%
  Mortgage servicing rights .........................   $     135,319   $     166,495   $  (31,176)     (19)%
  Receivables .......................................   $     114,500   $      88,157   $   26,343       30%
  Other assets ......................................   $      73,623   $      33,607   $   40,016      119%
Total liabilities ...................................   $     957,266   $     921,574   $   35,692        4%
  Deposits ..........................................   $     412,117   $     446,388   $  (34,271)      (8)%
  Escrow deposits ...................................   $     146,074   $     116,444   $   29,630       25%
  Bonds-match funded agreements .....................   $      97,712   $     115,394   $  (17,682)     (15)%
  Lines of credit and other secured borrowings ......   $      35,502   $     150,384   $ (114,882)     (76)%
  Notes and debentures (1) ..........................   $     231,249   $      56,249   $  175,000      311%
Stockholders' equity ................................   $     326,924   $     317,258   $    9,666        3%

                                                             For the Three Months Ended September 30,
                                                        ---------------------------------------------------
                                                                                    Favorable/(Unfavorable)
                                                                                    -----------------------
                                                           2004          2003           $             %
                                                        ----------    ----------    ----------    ---------
Operations Data
- ---------------
Net income (loss) ...................................   $   39,305    $    4,615    $   34,690          752%
Non-interest revenue ................................   $   53,615    $   46,842    $    6,773           14%
Net interest income (expense) (1) ...................   $   (2,153)   $   (6,752)   $    4,599           68%
Provision for loan losses ...........................   $      (94)   $      415    $      509          123%
Non-interest expense ................................   $   44,078    $   35,026    $   (9,052)         (26)%
Income tax expense (benefit) ........................   $  (31,845)   $        6    $   31,851      530,850%

Net income (loss) per share:
  Basic .............................................   $     0.61    $     0.07    $     0.54          771%
  Diluted ...........................................   $     0.60    $     0.07    $     0.53          757%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------

                                                        For the Nine Months Ended
                                                              September 30,           Favorable/(Unfavorable)
                                                        -------------------------    ------------------------
                                                           2004           2003           $             %
                                                        ----------     ----------    ----------    ----------
Operations Data
- ---------------
Net income (loss) ...................................   $   55,159     $      318    $   54,841        17,246%
Non-interest revenue ................................   $  170,917     $  128,627    $   42,290            33%
Net interest income (expense) (1) ...................   $   (6,485)    $  (11,728)   $    5,243            45%
Provision for loan losses ...........................   $     (913)    $   (2,670)   $   (1,757)          (66)%
Non-interest expense ................................   $  142,015     $  115,883    $  (26,132)          (23)%
Distributions on Capital Securities (1) .............   $       --     $    3,058    $    3,058           100%
Income tax expense (benefit) ........................   $  (31,779)    $      618    $   32,397         5,242%

Net income (loss) per share:
  Basic .............................................   $     0.83     $    0.005    $    0.825        16,500%
  Diluted ...........................................   $     0.81     $    0.005    $    0.805        16,100%

(1) Effective with our adoption of SFAS No. 150 on July 1, 2003, we reclassified our $56,249 balance of 10.875% Capital Securities to notes. Distributions for the three and nine months ended September 30, 2004 amounted to $1,529 and $4,587, respectively, and are included with interest expense. Distributions for the three months ended September 30, 2003 were $1,529 and are also included with interest expense.

RESULTS OF OPERATIONS

        General. We recorded net income of $39,305 for the third quarter of 2004, as compared to $4,615 for the third quarter of 2003. Year to date, we recorded net income of $55,159 for 2004 as compared to $318 for the same period of 2003. Net income for 2004 reflects an income tax benefit of $31,845 for the third quarter resulting primarily from the partial reversal of the valuation allowance we had established on our deferred tax asset in prior years. See "Results of Operations - Income Tax Expense (Benefit)" for a detailed discussion of our income taxes.

        Our core businesses recorded combined pre-tax income of $4,183 in the third quarter of 2004, a decrease of $3,812 or 48% as compared to the third quarter of 2003. Year to date, pre-tax income from our core businesses amounted to $21,255, a decrease of $1,145 or 5% compared to the same period of 2003. Declines in Residential Loan Servicing income during the 2004 periods were partially offset by improvements in the operating results of OTX and other core businesses. Our non-core business segments recorded a pre-tax loss of $(617) in the third quarter of 2004 as compared to $(308) for the third quarter of 2003.Year to date, our non-core businesses recorded pre-tax income of $301, an improvement of $12,581 over the loss incurred for the same period in 2003. The improvement in the combined results of our year-to-date non-core segments is largely due to the $10,000 charge in the first quarter of 2003, related to settlement of the Admiral Home Loan arbitration. Results of our Corporate Items and Other segment for the 2004 periods improved over the 2003 periods and included $2,730 and $6,476 of interest income on federal tax refund claims for the three and nine months ended September 30, 2004, respectively. We discuss these segment results in detail in our review of segment profitability, which follows.

        Segment Profitability. In general, we have ceased conducting any new business activities related to our non-core businesses, although we are actively engaged in the sale or other resolution of the remaining non-core assets. These assets are comprised of loans, real estate, securities held in our residual and subordinate trading portfolio and affordable housing properties.

        The following is a discussion of pre-tax income (loss) before minority interest and income taxes for each of our core and non-core reportable business segments.

CORE BUSINESSES

        Residential Loan Servicing. Through this business, we provide for a fee, loan servicing, including asset management and resolution services, to third party owners of subprime and "high loan to value" residential mortgage loans. Subprime residential mortgages comprise the vast majority of loans we service. We acquire the rights to service loans by purchasing them outright or by entering into sub-servicing contracts. As shown in the table below, results reflect a decline in the average volume of mortgage loans serviced during the third quarter of 2004 as compared to 2003, and an increase in the average volume serviced year to date 2004 as compared to 2003. In addition we have continued to experience earnings pressure resulting from low interest rates and high prepayments in our servicing portfolio. Not only do prepayments result in the loss of future servicing fees, they also result in increases to the rate at which we amortize our servicing rights. Prepayments also create an obligation for us to remit a final month of interest to the investor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
Selected information

                                                                     2004           2003
                                                                 ------------   ------------
Number of loans at September 30 ..............................        327,562        355,446
Unpaid principal balance at September 30 .....................   $ 34,365,953   $ 37,109,678
Average unpaid principal balance for the following periods:
  Three months ended September 30 ............................   $ 34,347,201   $ 36,436,563
  Nine months ended September 30 .............................   $ 35,696,362   $ 32,632,084

                                             Three Months                Nine Months
                                         ----------------------    ------------------------
For the periods ended September 30,         2004        2003          2004          2003
- --------------------------------------   ---------    ---------    ----------    ----------
Pre-tax income (loss) ................   $   3,380    $   8,159    $   13,763    $   25,808
Net interest expense .................   $   4,238    $   5,300    $   14,777    $   15,125
Servicing and related fees:
  Fees ...............................   $  57,479    $  63,143    $  187,859    $  178,678
  Amortization of servicing rights ...   $ (22,504)   $ (25,272)   $  (71,173)   $  (68,677)
  Compensating interest expense ......   $  (8,728)   $  (8,658)   $  (25,839)   $  (22,278)
Non-interest expense .................   $  21,820    $  16,832    $   69,738    $   48,752

     . The decline in the unpaid principal balance and number of loans we service for others in the period since September 30, 2003 is the result of a continued high level of runoff due to prepayments, and a more cautious acquisition strategy we adopted given the uncertainty of prepayment speeds in the current environment.

     . The decline in fees in the third quarter of 2004, as compared to the third quarter of 2003, is primarily the result of a decline in the average volume of loans serviced for others and a greater concentration of sub-servicing business. Sub-servicing contracts provide for lower servicing fees but do not require the purchase of servicing rights. This decline in average volume is the result of high prepayment rates and reduced purchases of servicing rights. Year to date 2004, fees have increased as compared to 2003 primarily due to the increase in the average volume of loans serviced. For the three and nine month periods of 2004, earnings on float balances have increased as compared to the 2003 periods due to higher average collection account balances, but these earnings remain low due to low short-term interest rates. The yield we earned on float balances averaged 1.57% and 1.14% during the third quarter of 2004 and 2003, respectively, and 1.08% and 1.13% for the year to date periods of 2004 and 2003, respectively. See "Non-interest Revenue - Servicing and Related Fees" for a detail of the principal components of servicing and related fees.

     . Although the rate of amortization on servicing rights has been increasing in response to increased actual and projected prepayment volumes, amortization expense declined during the third quarter of 2004 as compared to 2003, primarily as a result of a reduction in purchases of servicing rights in recent periods. The balance of mortgage servicing rights declined $31,176 during the nine months ended September 30, 2004 as amortization exceeded purchases. See "Changes in Financial Condition
        - Mortgage Servicing Rights."

     . The increase in compensating interest expense on loans repaid before the end of a calendar month reflect higher prepayments in our servicing portfolio.

     . The increase in non-interest expense reflects costs associated with the property management contract we entered into with The U.S. Department of Veteran's Affairs ("the VA") in September 2003 and our reassumption in the fourth quarter of 2003 of certain collection activities, which were previously outsourced to a third-party vendor. The total number of employees in this business segment averaged 1,519 and 1,266 during the third quarter of 2004 and 2003, respectively, and 1,486 and 1,267 for the year to date periods of 2004 and 2003, respectively. Our workforce in India assigned to this segment averaged 857 and 675 during the third quarter of 2004 and 2003, respectively, and 796 and 658 for the year to date periods of 2004 and 2003, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
Selected information

                                              Three Months               Nine Months
                                         ----------------------    ------------------------
For the periods ended September 30,        2004          2003         2004          2003
- --------------------------------------   ---------    ---------    ----------    ----------
Pre-tax income (loss) ................   $  (2,133)   $  (2,353)   $   (2,370)   $   (8,327)
Non-interest revenue .................   $   2,959    $   2,891    $   12,846    $    7,898
Non-interest expense .................   $   5,092    $   5,244    $   15,216    $   16,224

        Non-interest revenue for 2004 includes $2,900 of one-time fees (primarily documentation fees) earned during the second quarter associated with a service contract for the use of our REALServicing system.

        Ocwen Realty Advisors. Through ORA we provide residential property valuation services to external customers in the wholesale lending community as well as our own residential real estate transactions.

Selected information

                                              Three Months             Nine Months
                                         ---------------------   -----------------------
For the periods ended September 30,        2004        2003         2004         2003
- --------------------------------------   ---------   ---------   ----------   ----------
Pre-tax income (loss) ................   $   1,478   $   1,156   $    5,013   $    3,766
Property valuation fees ..............   $   7,042   $   4,688   $   23,638   $   13,414
Non-interest expense:
  Appraisal expenses .................   $   4,415   $   2,865   $   16,525   $    7,697
  Other ..............................   $   1,127   $     661   $    2,055   $    1,937
Gross margin .........................   $   2,627   $   1,823   $    7,113   $    5,717

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

Selected information

                                                                  Three Months              Nine Months
                                                              ---------------------   -----------------------
For the periods ended September 30,                             2004        2003         2004         2003
- -----------------------------------------------------------   ---------   ---------   ----------   ----------
Pre-tax income (loss) .....................................   $     708   $   1,140   $    2,998   $    3,422
Non-interest revenue:
  Third-party collection fees .............................   $   2,660   $   2,236   $    8,264   $    6,138
  Recoveries of unsecured credit card receivables owned ...   $     492   $     691   $    1,457   $    2,237
  Other ...................................................   $     147   $      25   $      237   $       82
Non-interest expense ......................................   $   2,591   $   1,812   $    6,959   $    5,035

     - Recoveries of unsecured credit card receivables owned have declined in 2004 as these portfolios have declined in size and have not been replaced. We have not purchased any portfolios of unsecured credit card receivables since 2000.

     - The increase in non-interest expense in 2004 reflects an increase in staffing levels, primarily in India.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
Selected information

                                           Three Months           Nine Months
                                      ---------------------   ---------------------
For the periods ended September 30,     2004        2003        2004        2003
- -----------------------------------   ---------   ---------   ---------   ---------
Pre-tax income (loss) .............   $     687   $   1,004   $   1,791   $   1,007
Non-interest revenue ..............   $   2,551   $   1,877   $   6,899   $   2,629
Non-interest expense ..............   $   1,858   $     872   $   5,094   $   1,620

        Commercial Servicing. This segment now includes the results of both our domestic and international servicing of commercial assets. Previously, domestic commercial servicing was included as a component of the Commercial Finance segment, and the results of our international operations were reported as a separate segment. Results for the prior periods have been restated to conform to this presentation. International servicing is conducted through GSS, our joint servicing venture with Merrill Lynch. As of the end of 2003, our two offices in Tokyo, Japan and Taipei, Taiwan were fully operational. We are also in the process of establishing servicing offices in other locations, including Canada and Germany. We have established consulting operations in the United Kingdom and China. At September 30, 2004, this segment serviced a total of 9,190 loans with an aggregate unpaid principal balance of $12,379,390, the majority of which were serviced by our office in Japan.

Selected information

                                          Three Months            Nine Months
                                      ---------------------   ---------------------
For the periods ended September 30,     2004        2003        2004        2003
- -----------------------------------   ---------   ---------   ---------   ---------
Pre-tax income (loss) .............   $      63   $  (1,111)  $      60   $  (3,276)
Servicing and related fees ........   $   3,178   $   1,371   $  10,089   $   4,001
Non-interest expense ..............   $   3,267   $   2,571   $  10,236   $   7,638

     . The results for the 2004 periods as compared to 2003 primarily reflect growth in our international servicing of commercial assets through GSS. See "Non-Interest Revenue - Servicing and Related Fees."

Non-Core Businesses

        Commercial Assets. Results for this non-core segment reflect our continuing exit from our loan and real estate businesses. We have not purchased any commercial assets since 2000. See "Changes in Financial Condition - Loans, Net". Since then, this business has consisted of the management, repositioning and resolution of the remaining non-core assets. At September 30, 2004 the non-core assets remaining in this business consisted of six loan and real estate assets and one unrated subordinate security with a fair value of $3,525. These six assets consisted of one loan with a carrying value of $7,134 and five real estate assets totaling $67,968. We have entered into contracts to sell three of the remaining real estate assets. One of these transactions involves the sale of our shopping mall located in Florida, which had a carrying value of $44,169 at September 30, 2004, and closed in November 2004. The other two transactions have not yet closed and involve the sales of our shopping center in Nova Scotia and our hotel in Michigan, which had an aggregate carrying value of $15,075 at September 30, 2004. These transactions are subject to due diligence and other contingencies.

Selected information

                                             Three Months             Nine Months
                                         ---------------------   ---------------------
For the periods ended September 30,        2004        2003        2004        2003
- --------------------------------------   ---------   ---------   ---------   ---------
Pre-tax income (loss) ................   $  (1,845)  $  (2,025)  $  (4,895)  $  (8,692)
Net interest income (expense) ........   $    (378)  $  (1,853)  $    (159)  $  (6,250)
Provision for loan losses ............   $      --   $     393   $    (764)  $  (3,064)
Non-interest revenue .................   $    (259)  $   1,165   $  (2,302)  $  (2,256)
Non-interest expense .................   $   1,208   $     943   $   3,198   $   3,251

     . The decline in net interest expense reflects a decline in real estate assets, which do not earn interest but are financed with interest-bearing liabilities. Also, for the nine months ended September 30, 2004 we recorded $719 of interest income on our unrated subordinate security. We first began receiving cash flow from this security in the second quarter of 2004.

     . Non-interest revenue for 2004 includes impairment charges on our real estate assets of $175 and $3,952 for the three and nine month periods, respectively. Year to date impairment charges for 2003 were $5,526, all of which was recorded in the second quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
     . Year to date non-interest revenue for 2004 also includes a $948 unrealized gain on the unrated subordinate security, reflecting the probability of receiving additional cash flows in the future.

     . The negative provision for loan losses in 2003 primarily resulted from the recovery of reserves on loan sales during the second quarter. See "Provisions for Loan Losses".

        Affordable Housing. Historically, we invested in affordable housing properties primarily through a series of limited partnerships. Except to complete those projects in which an investment had already been made, we ceased making investments in properties in 2000 as part of our shift in strategy to fee-based businesses and because the volume of tax credits being generated was exceeding our ability to utilize them effectively. Since that time, we have been marketing these properties for sale. Our investment in affordable housing properties consists of four properties and amounted to $8,356 and $7,410 at September 30, 2004 and December 31, 2003, respectively. In addition, this segment has $3,664 of loans outstanding to limited partnership properties that we do not consolidate in our financial statements. During the second quarter we entered into a contract to sell three of the remaining properties, which had an aggregate net carrying value of $2,434 at September 30, 2004. This transaction closed in October 2004. We anticipate that new sources of financing will be established to repay the remaining loan balances. We regularly assess the carrying value of our remaining assets and provide additional loss reserves as appropriate. Our combined reserves associated with affordable housing properties and loans amounted to 55% of the remaining book value of such assets at both September 30, 2004 and December 31, 2003.

        Subprime Finance. We were engaged in domestic subprime residential lending prior to ceasing originations in August of 1999; however, we have continued to manage and resolve the remaining non-core assets. At September 30, 2004, the non-core assets remaining in this business consisted primarily of unrated single-family subprime residual trading securities with a fair value of $35,834. These securities are presently generating income and return of principal through cash flows. See "Changes in Financial Condition - Trading Securities".

Selected information

                                                 Three Months            Nine Months
                                            ---------------------   ---------------------
For the periods ended September 30,           2004        2003        2004        2003
- -----------------------------------------   ---------   ---------   ---------   ---------
Pre-tax income (loss) ...................   $   2,116   $   1,720   $   8,243   $      20
Interest income .........................   $   3,030   $   2,500   $   9,674   $  11,987
Interest expense ........................   $     211   $     493   $     865   $   1,120
Gain (loss) on trading securities, net ..   $    (278)  $     111   $      47   $   2,577
Non-interest expense ....................   $     462   $     395   $   1,610   $  13,417

     . The decrease in interest income year to date 2004 as compared to 2003 is largely the result of a decline in cash flow distributions received on our U.K. unrated single-family subprime residual securities.

     . The $11,807 decline in non-interest expense year to date 2004 as compared to 2003 is primarily due to the $10,000 charge recorded during the first quarter of 2003 related to the conclusion of the Admiral Home Loan arbitration.

        Corporate Items and Other. Pre-tax results for this segment include business activities that are individually insignificant, interest income on cash and cash equivalents, interest income on our income tax refund receivable, interest expense on corporate assets, gains and losses from debt repurchases, and general corporate expenses. The table below presents the more significant amounts included in each of the periods indicated.

Selected information

                                                Three Months             Nine Months
                                            ---------------------    ---------------------
For the periods ended September 30,           2004        2003         2004        2003
- -----------------------------------------   ---------   ---------    ---------   ---------
Pre-tax income (loss) ...................   $   3,912   $  (3,038)   $   1,774   $  (9,492)
Net interest income (expense)............   $      32   $    (952)   $     946   $  (1,935)
Non-interest expense.....................   $   1,707   $   2,074    $   9,531   $   7,602
Non-interest revenue.....................   $   5,492   $       9    $  10,238   $     288

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
     . Non-interest revenue includes $2,730 and $6,476 of interest income recognized during the three and nine month periods of 2004, respectively, on federal income tax refund claims. See "Changes in Financial Condition - Receivables" for additional information regarding these claims.

        See Note 8 to the Interim Consolidated Financial Statements, for additional information related to our operating segments.

        Non-Interest Revenue. The following table sets forth the principal components of our non-interest income during the periods indicated:

                                                                    Three Months              Nine Months
                                                              -----------------------   -----------------------
For the periods ended September 30,                              2004         2003         2004         2003
- -----------------------------------------------------------   ----------   ----------   ----------   ----------
Servicing and related fees ................................   $   34,587   $   35,651   $  115,310   $  101,703
Vendor management fees ....................................       13,614        7,722       40,442       21,721
Gain (loss) on trading and match funded securities, net ...         (171)         159        1,688        2,924
Valuation gains (losses) on real estate ...................         (165)        (686)      (3,990)      (6,695)
Gain (loss) on sales of real estate .......................          311          316         (149)         408
Operating income (losses) from real estate ................          444        1,269        1,017        3,461
Gain (loss) on debt repurchases ...........................           --         (441)          --         (445)
Other income ..............................................        4,995        2,852       16,599        5,550
                                                              ----------   ----------   ----------   ----------
                                                              $   53,615   $   46,842   $  170,917   $  128,627
                                                              ==========   ==========   ==========   ==========

        Servicing and Related Fees. Our servicing and related fees are primarily comprised of fees we earned from investors for servicing residential mortgage loans on their behalf. The following table sets forth the principal components of our servicing and related fees by segment for the periods indicated:

                                                   Three Months             Nine Months
                                             -----------------------   -----------------------
For the periods ended September 30,             2004         2003         2004         2003
- ------------------------------------------   ----------   ----------   ----------   ----------
Residential Loan Servicing:
- ---------------------------
Loan servicing and related fees:
  Loan servicing fees (1) ................   $   38,991   $   44,059   $  128,292   $  122,021
  Late charges ...........................        9,653        9,188       31,200       27,234
  Interest on custodial accounts (2) .....        4,958        3,255       10,721        7,529
  Compensating interest expense (3) ......       (8,728)      (8,658)     (25,839)     (22,278)
  Amortization of servicing rights (4) ...      (22,504)     (25,272)     (71,173)     (68,677)
  Other, net .............................       (1,780)         260        1,808        5,100
                                             ----------   ----------   ----------   ----------
                                                 20,590       22,832       75,009       70,929

Other fees:
- -----------
  Default servicing fees .................          291        1,014        1,629        3,007
  Retail banking fees ....................        2,102        1,979        6,551        5,531
  Other ..................................        3,264        3,388        7,658        8,256
                                             ----------   ----------   ----------   ----------
                                                 26,247       29,213       90,847       87,723
                                             ----------   ----------   ----------   ----------

Other Segments (5):
- -------------------
Loan servicing and related fees:
  Loan servicing fees ....................        3,026        2,666        9,419        7,134
  Other, net (6) .........................        4,197        2,890       11,494        5,650
                                             ----------   ----------   ----------   ----------
                                                  7,223        5,556       20,913       12,784

Other fees ...............................        1,117          882        3,550        1,196
                                             ----------   ----------   ----------   ----------
                                                  8,340        6,438       24,463       13,980
                                             ----------   ----------   ----------   ----------
                                             $   34,587   $   35,651   $  115,310   $  101,703
                                             ==========   ==========   ==========   ==========

(1) The decline in residential loan servicing fees during the third quarter of 2004 as compared to 2003 primarily reflects a decline in the average balance of residential loans we serviced for others and a greater proportion of subservicing contracts, which generate lower servicing fees. The average unpaid principal balance of loans serviced by our Residential Loan Servicing segment declined from $36,436,563 during the third quarter of 2003 to $34,347,201 for the third quarter of 2004. On a year to date basis, residential loan servicing fees increased as the average balance of loans serviced increased from $32,632,084 for the nine months ended September 30, 2003 to $35,696,362 for the same period of 2004. See "Segment Results - Residential Loan Servicing".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
(2) Interest we earned on custodial accounts during the holding period between collection of borrower payments and remittance to investors.
        These custodial accounts are held by an unaffiliated bank and are excluded from our statement of financial condition. The average balances held in these custodial accounts were approximately $1,259,700 and $1,142,200 for the third quarter of 2004 and 2003, respectively. Year to date, the balances in these accounts averaged $1,322,200 and $890,400 for 2004 and 2003, respectively.

(3) A servicer of securitized loans is typically obligated to pay the securitization trust the difference between a full month of interest and the interest collected on loans that are repaid before the end of a calendar month. The increase in compensating interest expense reflects an increase in loan prepayments.

(4) The increase in amortization expense year to date 2004 as compared to 2003 reflects an increase in the rate of amortization due to the increase in actual and projected prepayment rates on subprime residential mortgage loans. In spite of the increased rate of amortization, the amount of amortization expense recorded during the third quarter of 2004 declined as compared to 2003 as a result of a decline in purchases of servicing rights. See "Changes in Financial Condition - Mortgage Servicing Rights".

(5) Other segments primarily includes Commercial Servicing, Ocwen Recovery Group and Business Process Outsourcing. See "Segment Results" for additional discussion regarding loan servicing and related fees for these segments.

(6) Includes $2,551 and $1,877 of fees earned by our Business Process Outsourcing segment for the third quarter of 2004 and 2003, respectively. Year to date, these fees amounted to $6,899 and $2,629 for 2004 and 2003, respectively. See "Segment Results - Business Process Outsourcing".

        The following table sets forth loans we serviced at the dates indicated. Non-performing loans serviced for others have been delinquent for 90 days or more. Performing loans serviced for others are current or have been delinquent for less than 90 days.

                                                    Loans (1)                    REO (2)                        Total
                                           --------------------------   --------------------------   -------------------------
                                              Amount         Count        Amount         Count          Amount        Count
                                           ------------   -----------   -----------   ------------   ------------   ----------
Residential Loan Servicing
- --------------------------
September 30, 2004:
    Performing..........................   $ 28,793,177       257,094   $        --             --   $ 28,793,177      257,094
    Non-performing .....................      4,091,480        49,865     1,481,295         20,603      5,572,775       70,468
                                           ------------   -----------   -----------   ------------   ------------   ----------
                                           $ 32,884,657       306,959   $ 1,481,295         20,603   $ 34,365,952      327,562
                                           ============   ===========   ===========   ============   ============   ==========
December 31, 2003:
    Performing..........................   $ 32,413,747       293,007   $        --             --   $ 32,413,747      293,007
    Non-performing .....................      4,306,047        52,585       977,564         14,000      5,283,611       66,585
                                           ------------   -----------   -----------   ------------   ------------   ----------
                                           $ 36,719,794       345,592   $   977,564         14,000   $ 37,697,358      359,592
                                           ============   ===========   ===========   ============   ============   ==========
Commercial Servicing
- --------------------
September 30, 2004:
    Performing..........................   $    698,378           360   $        --             --   $    698,378          360
    Non-performing .....................     11,533,634         8,782       147,378             48     11,681,012        8,830
                                           ------------   -----------   -----------   ------------   ------------   ----------
                                           $ 12,232,012         9,142   $   147,378             48   $ 12,379,390        9,190
                                           ============   ===========   ===========   ============   ============   ==========
December 31, 2003:
    Performing..........................   $    461,276           264   $        --             --   $    461,276          264
    Non-performing .....................     12,148,555         7,434        85,290             40     12,233,845        7,474
                                           ------------   -----------   -----------   ------------   ------------   ----------
                                           $ 12,609,831         7,698   $    85,290             40   $ 12,695,121        7,738
                                           ============   ===========   ===========   ============   ============   ==========

(1) At September 30, 2004 we serviced 241,473 subprime loans with a total unpaid principal balance of $28,372,285, as compared to 257,089 subprime loans with an unpaid principal balance of $30,563,123 at December 31, 2003. Subprime loans represent residential loans we service which were made by others to borrowers who generally did not qualify under guidelines of the Fannie Mae and Freddie Mac ("nonconforming loans"). The decline in residential loans serviced at September 30, 2004 as compared to December 31, 2003 is the result of high prepayment rates and reduced purchases of servicing rights.

(2) Includes $984,956 and $480,388 of residential REO properties serviced for the VA at September 30, 2004 and December 31, 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
        Vendor Management Fees. Vendor management fees are primarily comprised of property valuation fees earned by our ORA segment, fees earned from vendors in the REALTrans network and commissions on real estate sales. The increase in vendor management fees in 2004 as compared to 2003 primarily reflects an increase in the volume of valuation services performed by ORA, primarily as a result of the VA contract. See "Segment Profitability - Ocwen Realty Advisors".

        Gain (Loss) on Trading and Match Funded Securities, Net. Gain (loss) on trading and match funded securities, net, includes both unrealized gains (losses) on securities and realized gains (losses) resulting from sales thereof. The year to date gains for 2004 include an unrealized gain of $948 on our commercial unrated subordinate security. The year to date gains for 2003 were primarily the result of net unrealized gains of $2,577 on our unrated subprime residual and subordinate securities.

        Valuation Gains (Losses) on Real Estate. We regularly assess the value of our remaining real estate assets and provide additional loss reserves or impairment charges as appropriate. The losses for the three and nine months ended September 30, 2004, included impairment charges of $175 and $3,952, respectively. Year to date 2003, such charges were $5,526 and were recognized during the second quarter. See "Changes in Financial Condition - Real Estate."

        Operating Income (Loss) from Real Estate. Operating results of our real estate include rental income, depreciation expense and operating expenses associated with holding and maintaining the properties. The decline in operating income in 2004 as compared to 2003 is largely due to sales of commercial real estate properties. Only five commercial real estate assets remain at September 30, 2004. See "Changes in Financial Condition-Real Estate."

        Other Income. The following table sets forth the principal components of other income by segment for the periods indicated:

                                               Three Months             Nine Months
                                           ---------------------   ---------------------
For the periods ended September 30,          2004        2003         2004        2003
- ----------------------------------------   ---------   ---------   ---------   ---------
Residential Loan Servicing .............   $       2   $      --   $     320   $       4
OTX (1) ................................       1,101         551       6,480       1,226
Ocwen Recovery Group (2) ...............         514         721       1,542       2,331
Commercial Servicing ...................         140         105         170         412
Commercial Assets ......................          26         662          96         731
Affordable Housing .....................          --         730          --         812
Subprime Finance .......................          38          (3)        999          (3)
Corporate Items and Other (3) ..........       3,174          86       6,992          37
                                           ---------   ---------   ---------   ---------
                                           $   4,995   $   2,852   $  16,599   $   5,550
                                           =========   =========   =========   =========

(1) Includes $2,900 of one-time fees earned during the second quarter, primarily documentation fees, associated with a service contract for the use of our REALServicing system. See "Segment Results - OTX".

(2) Primarily comprised of collections of credit card receivables accounted for under the cost recovery method. See "Segment Results - Ocwen Recovery Group".

(3) Includes $2,730 and $6,476 of interest income recorded during the three and nine months ended September 30, 2004, respectively, on federal tax refund claims due from the Internal Revenue Service ("IRS"). Our policy is to recognize interest income on income tax receivable balances upon receipt of a written finding from the IRS agent that validates our claim. See "Changes in Financial Condition - Receivables".

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

        Our net interest income and net interest margin began declining in 2000 and have been negative since 2001. This trend reflects a decline in the ratio of interest-earning assets to interest-bearing liabilities, which has fallen from 98% for 1999 to 57% for the third quarter of 2004. Both our acquisition of OAC in 1999 and our change in strategic direction from capital-intensive businesses to fee-based sources of income have contributed to an increase in the relative amount of non-interest-earning assets (such as real estate, advances on loans serviced for others and mortgage servicing rights) that are funded by interest-bearing liabilities. We expect the trend of net interest expense and negative net interest margin to continue as we dispose of our remaining non-core assets, a portion of which are interest-bearing, and increase non-interest-earning assets of our core businesses. While it has no impact on consolidated net income, the reclassification of our 10.875% Capital Securities to interest-bearing liabilities on July 1, 2003 as a result of our adoption of SFAS No. 150 has also had a negative impact on net interest income, margin and spread. At the same time, our redemption of the remaining $33,065 balance of 12% subordinated debentures on September 30, 2003, the repayment of the remaining $43,475 of 11.875% notes on October 1, 2003 (the maturity date) and the continuing reduction in brokered certificates of deposit all have had a positive impact on net interest income, spread and margin.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
        The following table sets forth, for the periods indicated, information regarding the total amount of income from our interest-earning assets and the resultant average yields, the interest expense associated with our interest-bearing liabilities, expressed in dollars and rates, and the net interest spread and net interest margin. Information is based on average daily balances during the indicated periods:

                                                                2004                                      2003
                                               ---------------------------------------   ---------------------------------------
                                                               Interest      Average                     Interest      Average
                                                 Average       Income/        Yield/       Average       Income/        Yield/
For the three months ended September 30,         Balance       Expense        Rate         Balance       Expense        Rate
- --------------------------------------------   -----------   -----------   -----------   -----------   -----------   -----------
Average Assets:
- ---------------
Interest-earning cash and other ............   $   100,819   $       371          1.47%  $    46,556   $        79          0.68%
Federal funds sold and repurchase
 agreements ................................       196,827           677          1.38%      136,617           341          1.00%
Trading securities (1):
  Investment grade securities ..............        54,627           145          1.06%        6,909            (4)        (0.23)%
  Subordinates and residuals ...............        41,814         3,302         31.59%       41,663         2,752         26.42%
Loans (2) ..................................        17,161           221          5.15%       42,974           213          1.98%
Match funded loans and securities (3) ......        18,178           272          5.99%       29,845           690          9.25%
                                               -----------   -----------                 -----------   -----------
  Total interest earning assets ............       429,426         4,988          4.65%      304,564         4,071          5.35%
                                                             -----------                               -----------
Advances on loans and loans serviced
 for others ................................       338,364                                   337,463
Mortgage servicing rights ..................       133,807                                   187,848
Match funded advances on loans
 serviced for others .......................       104,481                                   124,513
Other non-interest earning assets ..........       264,848                                   380,917
                                               -----------                               -----------
  Total assets .............................   $ 1,270,926                               $ 1,335,305
                                               ===========                               ===========

Average Liabilities and Stockholders Equity:
- --------------------------------------------
Interest-bearing demand deposits ...........   $    19,537            31          0.63%  $    16,788            49          1.17%
Savings deposits ...........................         1,602             3          0.75%        1,618             3          0.74%
Certificates of deposit (4) ................       396,652         3,090          3.12%      387,470         3,957          4.08%
                                               -----------   -----------                 -----------   -----------
  Total interest-bearing deposits ..........       417,791         3,124          2.99%      405,876         4,009          3.95%
Bonds-match funded agreements (5) ..........       110,426         1,143          4.14%      129,572         1,075          3.32%
Lines of credit and other secured
  borrowings (6) ...........................        41,204           148          4.88%      148,573         1,927          5.19%
Debt securities (7) ........................       180,443         2,726          6.04%      132,422         3,812         11.51%
                                               -----------   -----------                 -----------   -----------
  Total interest-bearing liabilities .......       749,864         7,141          4.00%      816,443        10,823          5.30%
                                                             -----------                               -----------
Escrow deposits ............................       142,451                                   119,126
Other non-interest bearing liabilities              63,928                                    91,102
                                               -----------                               -----------
  Total liabilities ........................       956,243                                 1,026,671
Minority interest ..........................         1,280                                     1,411
Stockholders' equity .......................       313,403                                   307,223
                                               -----------                               -----------
  Total liabilities and stockholders'
   equity ..................................   $ 1,270,926                               $ 1,335,305
                                               ===========                               ===========
Net interest income (expense) ..............                 $    (2,153)                              $    (6,752)
                                                             ===========                               ===========
Net interest spread ........................                                      0.65%                                     0.05%
Net interest margin ........................                                     (2.01)%                                   (8.87)%
Ratio of interest-earning assets to
 interest-bearing liabilities ..............            57%                                       37%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------

                                                                2004                                      2003
                                               ---------------------------------------   ---------------------------------------
                                                               Interest      Average                     Interest      Average
                                                 Average       Income/        Yield/       Average       Income/        Yield/
For the nine months ended September 30,          Balance       Expense        Rate         Balance       Expense        Rate
- --------------------------------------------   -----------   -----------   -----------   -----------   -----------   -----------
Average Assets:
- ---------------
Interest-earning cash and other ............   $    77,701   $       709          1.22%  $    29,396   $       224          1.02%
Federal funds sold and repurchase
 agreements ................................       163,625         1,420          1.16%      125,697         1,078          1.14%
Trading securities (1):
  Investment grade securities ..............        21,506           176          1.09%       11,176           (92)        (1.10)%
  Subordinates and residuals ...............        42,199        10,824         34.20%       38,340        12,464         43.35%
Loans (2) ..................................        29,865         1,391          6.21%       79,264         1,321          2.22%
Match funded loans and securities (3) ......        21,282         1,035          6.48%       41,319         2,831          9.14%
                                               -----------   -----------                 -----------   -----------
  Total interest earning assets ............       356,178        15,555          5.82%      325,192        17,826          7.31%
                                                             -----------                               -----------
Advances on loans and loans serviced
 for others ................................       341,504                                   302,718
Mortgage servicing rights ..................       147,470                                   176,972
Match funded advances on loans
 serviced for others .......................       105,080                                   121,013
Other non-interest earning assets ..........       293,415                                   360,267
                                               -----------                               -----------
  Total assets .............................   $ 1,243,647                               $ 1,286,162
                                               ===========                               ===========

Average Liabilities and Stockholders Equity:
- --------------------------------------------
Interest-bearing demand deposits ...........   $    21,416           130          0.81%  $    16,808           170          1.35%
Savings deposits ...........................         1,641             9          0.73%        1,533             9          0.78%
Certificates of deposit (4) ................       438,442        10,700          3.25%      397,664        13,229          4.44%
                                               -----------   -----------                 -----------   -----------
  Total interest-bearing deposits ..........       461,499        10,839          3.13%      416,005        13,408          4.30%
Securities sold under agreements to
 repurchase ................................            --            --            --%          333             3          1.20%
Bonds-match funded agreements (5) ..........       113,849         3,239          3.79%      136,470         3,640          3.56%
Lines of credit and other secured
 borrowings (6) ............................        68,286         2,178          4.25%      121,495         4,103          4.50%
Debt securities (7) ........................        97,647         5,784          7.90%       95,422         8,400         11.74%
                                               -----------   -----------                 -----------   -----------
  Total interest-bearing liabilities .......       741,281        22,040          3.96%      769,725        29,554          5.12%
                                                             -----------                               -----------
Escrow deposits ............................       131,586                                   101,867
Other non-interest bearing liabilities              48,912                                    68,139
                                               -----------                               -----------
  Total liabilities ........................       921,779                                   939,731
Capital Securities (7) .....................            --                                    37,499
Minority interest ..........................         1,313                                     1,529
Stockholders' equity .......................       320,555                                   307,403
                                               -----------                               -----------
  Total liabilities and stockholders'
   equity ..................................   $ 1,243,647                               $ 1,286,162
                                               ===========                               ===========
Net interest income (expense) ..............                 $    (6,485)                              $   (11,728)
                                                             ===========                               ===========
Net interest spread ........................                                      1.86%                                     2.19%
Net interest margin ........................                                     (2.43)%                                   (4.81)%
Ratio of interest-earning assets to
 interest-bearing liabilities ..............            48%                                       42%

(1) The increase in the average yield on subordinates and residual securities in the third quarter of 2004 is largely the result of higher interest on our U.K. unrated single-family subprime residual securities. Year to date 2004, interest on these securities was less than the year to date 2003 period, resulting in a lower average yield. The increase in our average investment in subordinates and residuals is primarily due to the transfer in the second quarter of 2003 of securities previously reported as match funded, as noted in (3) below, offset in part by principal repayments.

(2) The decline in the average balance of loans is a result of sales, resolutions and repayments; (primarily commercial loans) coupled with minimal acquisitions and originations. This reflects our strategic decision to exit non-core businesses and dispose of the related assets. The average balances include non-performing loans, interest on which is recognized on a cash basis. The increase in yields for the 2004 periods reflects a decline in non-performing loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
(3) The decline in the average balance of match funded loans and securities was primarily the result of principal repayments received on the loans and the sale of the remaining single family loans at the end of the third quarter of 2004 in connection with the redemption of the related match funded debt. In addition we transferred the match funded securities to residual trading securities during the second quarter of 2003 as a result of the repurchase and retirement of the related match funded debt.

(4) The increase in the average balance of certificates of deposits resulted primarily from an increase in non-brokered certificates of deposit, offset in part by maturing brokered certificates of deposit. We have not issued any new brokered certificates of deposit since 2000. The decline in the average rate earned on deposits reflects the replacement of maturing brokered certificates of deposit with non-brokered certificates of deposit that have lower rates of interest because of the current interest rate environment. See "Changes in Financial Condition - Deposits".

(5) The decline in the average balance of bonds-match funded agreements is due primarily to principal repayments, and the redemption at the end of the third quarter 2004 of the match funded debt secured by single family loans (as noted in (3) above). In addition, in the second quarter of 2003 the match funded debt related to the match funded unrated residual securities was repurchased and retired as noted above.

(6) The decline in the average balance of lines of credit and other secured borrowings is due to repayments and maturities. See "Changes in Financial Condition - Lines of Credit and Other Secured Borrowings".

(7) The increase in the average balance of debt securities outstanding resulted in part from the transfer of our $56,249 of 10.875% Capital Securities to debt securities effective with the adoption of SFAS No. 150 on July 1, 2003, offset in part by repurchases and maturities of debt securities during September and October of 2003. Distributions on Capital Securities are included in interest expense on debt securities effective with the adoption of SFAS No. 150. In addition, on July 28, 2004, we issued $175,000 of 3.25% Contingent Convertible Senior Unsecured Notes due 2024. See "Changes in Financial Condition - Debt Securities" and Note 3 to the Interim Consolidated Financial Statements. The declines in average rates for the 2004 periods are primarily the result of our issuance of the $175,000 of 3.25% Convertible Notes referred to above.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------

                                                               Three Months                            Nine Months
                                                  ---------------------------------------   ---------------------------------------
                                                               2004 vs. 2003                          2004 vs. 2003
                                                  ---------------------------------------   ---------------------------------------
                                                     Favorable (Unfavorable) Variance        Favorable (Unfavorable) Variance
                                                  ---------------------------------------   ---------------------------------------
For the periods ended September 30,                  Rate         Volume         Total         Rate         Volume        Total
- ------------------------------------------------  -----------   -----------   -----------   -----------   -----------   -----------
Interest Income from Interest-Earning Assets
- ------------------------------------------------
Interest earning cash and other ................  $       146   $       146   $       292   $        52   $       433   $       485
Federal funds sold and repurchase agreements ...          155           181           336            19           323           342
Trading securities:
Investment grade securities ....................           91            58           149           299           (31)          268
  Subordinates and residuals ...................          540            10           550        (2,810)        1,170        (1,640)
Loans ..........................................          192          (184)            8         1,273        (1,203)           70
Match funded loans and securities ..............         (198)         (220)         (418)         (674)       (1,122)       (1,796)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
  Total  interest  income  from
   interest-earning assets .....................          926            (9)          917        (1,841)         (430)       (2,271)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Interest Expense on Interest-Bearing Liabilities
- ------------------------------------------------
Interest-bearing demand deposits ...............           25            (7)           18            79           (39)           40
Savings deposits ...............................           --            --            --             1            (1)           --
Certificates of deposit ........................          959           (92)          867         3,793        (1,264)        2,529
                                                  -----------   -----------   -----------   -----------   -----------   -----------
  Total interest-bearing deposits ..............          984           (99)          885         3,873        (1,304)        2,569
Securities sold under agreements to
 repurchase ....................................           --            --            --            --             3             3
Bonds-match funded agreements ..................         (242)          174           (68)         (226)          627           401
Lines of credit and other secured borrowings ...          136         1,643         1,779           217         1,708         1,925
Notes and debentures ...........................        2,184        (1,098)        1,086         2,808          (192)        2,616
                                                  -----------   -----------   -----------   -----------   -----------   -----------
  Total interest expense on
   interest-bearing liabilities ................        3,062           620         3,682         6,672           842         7,514
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Favorable (unfavorable) variance, net ..........  $     3,988   $       611   $     4,599   $     4,831   $       412   $     5,243
                                                  ===========   ===========   ===========   ===========   ===========   ===========

        Provisions for Loan Losses. At September 30, 2004, our total net loan balance was $11,459 or 0.9% of total assets. Of this balance, $7,134 represents one non-residential loan held in our Commercial Assets segment and $3,664 represents three multi-family loans held in our Affordable Housing segment. Because of the small number of remaining loans, we are able to perform a specific risk assessment on each loan in the Commercial Assets and Affordable Housing segments. Our risk assessment of loans in the Commercial Assets segment includes a review of the underlying loan collateral, general and local economic conditions, property type risk, borrower's capacity and willingness to pay, and projections of prospective cash flows based on property-specific events. For loans held in our Affordable Housing business, we project the amounts to be realized from the disposition of the property to determine the appropriate allowance for loan losses. We also analyze the historical trends in the gains or losses on disposition and resolution of loans as compared to the allowance for loan losses at the time of disposition and resolution. The results of this analysis are also taken into consideration in evaluating the allowance for loan losses on the remaining loans. The allowance for loan losses is management's best estimate of probable inherent loan losses incurred as of September 30, 2004.

        The following table presents the provisions for loan losses by business segment for the periods indicated:

                                         Three Months           Nine Months
                                      -------------------   -------------------
For the periods ended September 30,     2004       2003       2004       2003
- -----------------------------------   --------   --------   --------   --------
Loans:
  Commercial Assets ...............   $     --   $    393   $   (764)  $ (3,064)
  Affordable Housing ..............          1          1        (28)       149
  Corporate Items and Other .......         (6)        65        (27)       286
                                      --------   --------   --------   --------
                                            (5)       459       (819)    (2,629)
Match funded loans:
  Corporate Items and Other .......        (89)       (44)       (94)       (41)
                                      --------   --------   --------   --------
                                      $    (94)  $    415   $   (913)  $ (2,670)
                                      ========   ========   ========   ========

        The negative loan loss provision for 2004 primarily reflects a reduction in non-performing loans in the Commercial Assets segment. Our allowance for loan losses as a percentage of non-performing loans has increased from 38.7% at December 31, 2003 to 66.9% at September 30, 2004. Overall, our allowance as a percentage of loans increased from 23.2% at December 31, 2003 to 33.0% at September 30, 2004. The negative provision that we recorded during 2003 results primarily from the recovery of reserves on sales of loans in the Commercial Assets segment during the second quarter. For additional information, see "Changes in Financial Condition - Loans, Net" and "Allowance for Loan Losses".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
        Non-Interest Expense. The following table sets forth the principal components of our non-interest expense during the periods indicated:

                                                     Three Months               Nine Months
                                                ----------------------   -----------------------
For the periods ended September 30,               2004         2003         2004          2003
- ---------------------------------------------   ---------    ---------   ----------    ---------
Compensation and employee benefits ..........   $  21,300    $  17,667   $   64,229    $  52,505
Occupancy and equipment .....................       3,981        3,254       11,999        8,769
Technology and communication costs ..........       6,190        5,583       19,476       14,577
Loan expenses ...............................       6,885        3,835       22,272       10,836
Loss (gain) on investments in
 affordable housing properties ..............        (100)           4         (179)         319
Professional services and regulatory fees ...       3,187        2,510       16,328       21,854
Other operating expenses ....................       2,635        2,173        7,890        7,023
                                                ---------    ---------   ----------    ---------
                                                $  44,078    $  35,026   $  142,015    $ 115,883
                                                =========    =========   ==========    =========

        Compensation and Employee Benefits. The following table presents the principal components of compensation and benefits we incurred for the periods indicated:

                                                  Three Months                Nine Months
                                            -------------------------   -------------------------
For the periods ended September 30,             2004          2003          2004          2003
- -----------------------------------------   -----------   -----------   -----------   -----------
Salaries (1) ............................   $    14,643   $    12,487   $    43,339   $    36,116
Bonuses (2) .............................         2,673         2,364         7,882         7,607
Payroll taxes ...........................           899           837         3,601         2,861
Commissions .............................         1,374           597         3,941         1,398
Insurance ...............................           556           554         1,784         1,628
Severance ...............................            33            89         1,012           906
Other (3) ...............................         1,122           739         2,670         1,989
                                            -----------   -----------   -----------   -----------
                                            $    21,300   $    17,667   $    64,229   $    52,505
                                            ===========   ===========   ===========   ===========

(1)     Salaries include fees paid for the services of temporary employees.

(2) Bonus expense includes compensation related to employee incentive awards of restricted stock and stock options.

(3) Other consists primarily of recruiting expenses, matching contributions to our 401(K) plan and fees paid to directors.

        The increase in compensation and benefits in the 2004 periods as compared to the 2003 periods is primarily due to increases in salaries and commissions. The increase in salaries and commissions has occurred primarily because of an increase in the average number of our full-time employees, both in the U.S. and our India offices. Our total combined workforce (domestic and international) averaged 2,935 employees in the third quarter of 2004 as compared to 2,120 for the third quarter of 2003. For the year to date periods, our total number of employees averaged 2,754 and 1,983 in 2004 and 2003, respectively. An average of approximately 1,822 and 1,225 employees were based in our India locations during the third quarter of 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, our India workforce averaged 1,642 and 1,054, respectively. Our reassumption of certain collection activities in the Residential Loan Servicing segment, which were previously outsourced to a third-party vendor, contributed to the growth in headcount and resulting increase in salaries and commissions. Severance for 2004 includes a one-time payment of $750 during the first quarter to the former president of OTX in accordance with the terms of his employment agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
        Occupancy and Equipment. The following table presents the principal components of occupancy and equipment costs for the periods indicated:

                                                  Three Months                 Nine Months
                                            -------------------------   -------------------------
For the periods ended September 30,            2004          2003          2004          2003
- -----------------------------------------   -----------   -----------   -----------   -----------
Postage and mailing .....................   $     1,491   $     1,304   $     4,332   $     3,380
Rent ....................................           691           904         2,079         2,640
Depreciation ............................           649           687         2,017         2,080
Other (1) ...............................         1,150           359         3,571           669
                                            -----------   -----------   -----------   -----------
                                            $     3,981   $     3,254   $    11,999   $     8,769
                                            ===========   ===========   ===========   ===========

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

        Technology and Communication Costs. The following table presents the principle components of technology and communication costs for the years indicated:

                                                  Three Months                 Nine Months
                                            -------------------------   -------------------------
For the periods ended September 30,            2004          2003          2004          2003
- -----------------------------------------   -----------   -----------   -----------   -----------
Depreciation:
  Hardware ..............................   $     1,469   $     1,545   $     4,564   $     5,191
  Software ..............................           716           597         2,150         1,830
  Other .................................           215           135           504           348
                                            -----------   -----------   -----------   -----------
                                                  2,400         2,277         7,218         7,369
                                            -----------   -----------   -----------   -----------
Telecommunications ......................         1,725         1,506         5,013         4,272
Contract service and maintenance ........           761         1,030         2,381         2,362
Other (1) ...............................         1,304           770         4,864           574
                                            -----------   -----------   -----------   -----------
                                            $     6,190   $     5,583   $    19,476   $    14,577
                                            ===========   ===========   ===========   ===========

(1) The increase in other technology and communication costs is largely due to our reassuming certain collection activities in our Residential Loan Servicing segment during the fourth quarter of 2003 that were previously performed by a third party vendor.

        Loan Expenses. Loan expenses are primarily comprised of appraisal fees incurred in connection with property valuation services we provided through ORA, which amounted to $4,415 and $2,865 for the three months ended September 30, 2004 and 2003, respectively. For the nine month periods of 2004 and 2003, these appraisal fees were $16,525 and $7,697, respectively. The increase in ORA appraisal fees in the 2004 periods reflects an increase in the volume of property appraisals completed, primarily in connection with the VA contract. See "Segment Profitability - Ocwen Realty Advisors" for additional discussion of these costs. Loan expenses also include other miscellaneous expenses incurred in connection with loans we own and those we service for others.

        Professional Services and Regulatory Fees. The following table presents the principal components of professional services and regulatory fees for the periods indicated:

                                                  Three Months                 Nine Months
                                            -------------------------   -------------------------
For the periods ended September 30,            2004          2003          2004          2003
- -----------------------------------------   -----------   -----------   -----------   -----------
Legal fees and settlements (1) ..........   $     1,109   $     1,143   $     9,437   $    16,351
Consulting fees (non-technology) ........           547           433         1,805         1,655
Audit and accounting fees ...............           610            65         1,742           982
Corporate insurance .....................           380           289         1,178         1,125
Other ...................................           541           580         2,166         1,741
                                            -----------   -----------   -----------   -----------
                                            $     3,187   $     2,510   $    16,328   $    21,854
                                            ===========   ===========   ===========   ===========

(1) The $6,914 decline in legal fees and settlements in the nine months ended September 30, 2004 as compared to 2003 is primarily the result of a $10,000 charge recorded during the first quarter of 2003 in connection with the arbitration award to the former owners of Admiral Home Loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
        Other Operating Expenses. The following table presents the principal components of other operating expenses for the periods indicated:

                                                    Three Months                 Nine Months
                                              -------------------------   -------------------------
For the periods ended September 30,              2004          2003          2004          2003
- -------------------------------------------   -----------   -----------   -----------   -----------
Bad debt expense (1) ......................   $       850   $        59   $     2,619   $       256
Travel, lodging, meals and entertainment ..           815           695         2,430         2,010
Amortization of deferred costs ............           325           223           749           900
Deposit related expense ...................           224           303           548           700
Other .....................................           421           893         1,544         3,157
                                              -----------   -----------   -----------   -----------
                                              $     2,635   $     2,173   $     7,890   $     7,023
                                              ===========   ===========   ===========   ===========

(1) Bad debt expense for 2004 includes a provision of $1,393 recorded during the first quarter for estimated uncollectible servicing advances and other receivables related to our Residential Loan Servicing segment.

        Distributions on Company Obligated, Mandatorily Redeemable Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. Cash distributions on the Capital Securities are payable semi-annually in arrears on February 1 and August 1 of each year at an annual rate of 10.875%. We recorded $1,529 of such distributions to holders of the Capital Securities during the three months ended September 30, 2004 and 2003, and distributions of $4,587 during the nine months ended September 30, 2004 and 2003. Effective July 1, 2003 with our adoption of SFAS No. 150, these distributions are reported in the consolidated statement of operations as interest expense. See Note 3 to the Interim Consolidated Financial Statements.

        Income Tax Expense (Benefit). The following table provides details of our income tax expense (benefit) for the periods indicated:

                                                  Three Months                 Nine Months
                                            -------------------------   -------------------------
For the periods ended September 30,            2004          2003          2004          2003
- -----------------------------------------   -----------   -----------   -----------   -----------
Income tax expense (benefit) on income
 (loss) before taxes ....................   $     3,074   $     1,035   $     7,350   $      (957)
Provision for valuation allowance on
 current year's deferred tax asset ......         2,066        (1,029)       (2,144)        1,575
                                            -----------   -----------   -----------   -----------
                                                  5,140             6         5,206           618
Partial reversal of valuation allowance
 on prior year's deferred tax asset .....       (36,985)           --       (36,985)           --
                                            -----------   -----------   -----------   -----------
Total income tax expense (benefit) ......   $   (31,845)  $         6   $   (31,779)  $       618
                                            ===========   ===========   ===========   ===========

        The $36,985 reduction in the valuation allowance on the prior year's deferred tax asset is a result of refund claims filed with the IRS that reduced our gross deferred tax asset and increased our income tax receivable balance by the same amount. These refund claims, which were affirmed in writing by the IRS agent during the third quarter of 2004, arose because of changes in the tax law that allowed us to carry back net operating losses from 2001 and 2002 to taxes paid in earlier years. See "Receivables" for additional information regarding our refund claims and related income taxes receivable. Reversal of all or a portion of the remaining valuation allowance, which amounted to $162,314 at September 30, 2004, may occur in the future based on the results of our operations. The provision for deferred tax asset valuation allowance is a non-cash charge that we recorded to increase the aggregate valuation allowance. We estimated this valuation allowance based on our assessment of the portion of the deferred tax asset that will more likely than not be realized.

        Excluding foreign taxes, non-economic tax residual payments and the valuation allowance reduction, our federal effective tax rate was 20% and (162)% for the year to date periods of 2004 and 2003, respectively, and reflected tax credits of $3,507 and $1,795, respectively. Although we have substantial unused tax credits available to reduce the liability arising from income taxes on our current year income, tax credits can be used to reduce income tax expense only to the corporate alternative minimum tax rate of 20% of taxable income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
CHANGES IN FINANCIAL CONDITION

        Trading Securities. The following table sets forth the fair value of our trading securities at the dates indicated:

                                                September 30,   December 31,
                                                    2004             2003
                                                -------------   -------------
Investment grade securities:
  U.S. government and sponsored enterprise
   securities ...............................   $       1,651   $       6,679
  Auction rate securities (AAA-rated) .......          96,528              --
                                                -------------   -------------
                                                $      98,179   $       6,679
                                                =============   =============

Subordinates and residuals:
  Single family residential
    BB-rated subordinates ...................   $         259   $         579
    B-rated subordinates ....................             460             580
    Unrated subordinates ....................             232             222
    Unrated subprime residuals ..............          35,834          38,883
                                                -------------   -------------
                                                       36,785          40,264
  Commercial unrated subordinates ...........           3,525           2,577
                                                -------------   -------------
                                                $      40,310   $      42,841
                                                =============   =============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
        The following table presents information regarding our subordinate and residual trading securities summarized by classification and rating at September 30, 2004:

                                                    ANTICIPATED    ANTICIPATED                ANTICIPATED
                                                     YIELD TO       YIELD TO                   WEIGHTED
                                        PERCENT     MATURITY AT    MATURITY AT                  AVERAGE
                                          OWNED      PURCHASE      09/30/2004                  REMAINING
      RATING/DESCRIPTION (1)            BY OCWEN      (2) (3)        (2) (4)       COUPON     LIFE (2) (5)
- -------------------------------------   --------    -----------    -----------    --------    ------------
Residential:
    BB-rated subordinates ...........    100.00%       19.23%         10.75%        6.75%         3.53
    B-rated subordinates ............    100.00%       17.14%         18.14%        5.86%         1.85
    Unrated subordinates ............    100.00%       13.97%         40.33%        6.64%         0.15
    Unrated subprime residuals ......    100.00%       17.23%         10.40%         N/A          4.32

Commercial:
    Unrated subordinates ............     25.00%       22.15%         14.23%         N/A          1.83

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

(4) Represents the effective yield based on the purchase price, actual cash flows received from inception until the respective date, and the then current estimate of future cash flows under the assumptions at the respective date. Changes in the September 30, 2004 anticipated yield to maturity from that originally anticipated are primarily the result of changes in prepayment assumptions and loss assumptions.

(5) Represents the weighted average life in years based on the September 30, 2004 book value.

        The mortgages that underlie our trading subordinate and residual securities, which totaled $305,344 at September 30, 2004, are secured by properties located in forty-nine states and the United Kingdom. The aggregate value of mortgages in any one state or country did not exceed $52,078.

        Real Estate. Our real estate totaled $68,480 or 5.3% of total assets at September 30, 2004 and consisted of the following at the dates indicated:

                                                September 30,     December 31,
                                                    2004             2003
                                                -------------    -------------
Properties:
  Office building ...........................   $          --    $      41,467
  Retail ....................................          57,002           57,321
  Hotel .....................................           6,206            6,171
  Single family residential .................             512              882
                                                -------------    -------------
                                                       63,720          105,841
  Accumulated depreciation ..................          (3,964)          (7,118)
                                                -------------    -------------
                                                       59,756           98,723

Investment in real estate partnerships ......           8,724            5,220
                                                -------------    -------------
                                                $      68,480    $     103,943
                                                =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
        Properties. Properties at September 30, 2004 consisted primarily of one shopping center located in Halifax, Nova Scotia, one shopping mall located in Florida and one hotel located in Michigan. The shopping mall, which had a carrying value of $44,169 at September 30, 2004, and the hotel were originally acquired as a result of loan foreclosures. The $38,967 decline in the carrying value of our properties during the nine months ended September 30, 2004 was primarily due to the sale of our office building, which had a carrying value of $37,553 at December 31, 2003, and $2,847 of charges we recorded to reflect declines in fair value. We have entered into contracts to sell all three of our commercial properties. The sale of our shopping mall in Florida closed in November 2004, while the sales of our other two properties have not yet closed and are subject to due diligence and other contingencies.

        Investment in Real Estate Partnerships. Our investment at both September 30, 2004 and December 31, 2003 consisted of interests in two limited partnerships operating as real estate ventures, consisting of multi-family type properties. At December 31, 2003 we also had loans with combined net book value of $4,771 ($6,811 before discount and allowance for loan losses) due from one of the real estate ventures. During the first quarter of 2004 our loans to the venture were forgiven in exchange for an increased investment in the partnership. During the three and nine months ended September 30, 2004, we recorded impairment charges of $121 and $1,105, respectively, related to one of our partnership interests. See "Loans, Net" below.

        Loans, Net. Our total net investment in loans of $11,459 at September 30, 2004 represents 0.9% of total assets. Originations in 2004 represent loans we made to facilitate sales of real estate assets we owned. The decline in our investment reflects our strategy to dispose of these non-core assets.

        Composition of Loans, Net. The following table sets forth the composition of our loans by business segment and type of loan at the dates indicated:

                                                September 30,   December 31,
                                                     2004           2003
                                                -------------   -------------
Commercial Assets:
- ------------------
  Hotels ....................................   $          --   $      10,600
  Multifamily residential ...................           8,153          14,964
                                                -------------   -------------
                                                        8,153          25,564
  Unaccreted discount and deferred fees .....              --          (1,015)
  Allowance for loan losses .................          (1,019)         (3,786)
                                                -------------   -------------
                                                        7,134          20,763
                                                -------------   -------------
Affordable Housing:
- -------------------
  Multifamily residential (1) ...............           8,016          10,924
  Unsecured .................................             200             200
                                                -------------   -------------
                                                        8,216          11,124
  Allowance for loan losses .................          (4,552)         (4,579)
                                                -------------   -------------
                                                        3,664           6,545
                                                -------------   -------------
Corporate Items and Other:
- --------------------------
  Single family residential .................           1,158           1,307
  Unaccreted discount and deferred fees .....            (422)           (412)
  Allowance for loan losses .................             (75)           (105)
                                                -------------   -------------
                                                          661             790
                                                -------------   -------------
Loans, net ..................................   $      11,459   $      28,098
                                                =============   =============

(1) Loans we made to affordable housing properties in which we have invested as a limited partner but do not consolidate in our financial statements.

        Our mortgage loans at September 30, 2004 are secured by mortgages on property located in 14 states throughout the United States, none of which aggregated over $3,773 in any one state.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
        Activity in Loans. The following table sets forth our loan activity at the dates indicated:

Balance at December 31, 2003 ..........................   $    28,098
Originations and repurchases (1) ......................        16,033
Resolutions and repayments (2) ........................       (29,662)
Other (3) .............................................        (6,841)
Decrease (increase) in discount and deferred fees .....         1,005
Decrease (increase) in allowance for loan losses ......         2,826
                                                          -----------
Balance at September 30, 2004 .........................   $    11,459
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

        The following table sets forth certain information related to our non-performing loans at the dates indicated:

                                                September 30,    December 31,
                                                    2004             2003
                                                -------------    -------------
Non-performing loans (1) ....................   $       8,439    $      21,898

Non-performing loans as a percentage of: (1)
  Total loans (2) ...........................            49.3%            59.9%
  Total assets ..............................             0.7%             1.8%

Allowance for loan losses as a percentage of:
  Total loans (2) ...........................            33.0%            23.2%
  Non-performing loans (1) ..................            66.9%            38.7%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
        Allowances for Loan Losses. As discussed in the "Results of Operations - Provision for Loan Losses" section, we maintain an allowance for loan losses for each of our loans at a level that we consider adequate to provide for probable losses based upon an evaluation of known and inherent risks. The following table sets forth (a) the breakdown of the allowance for loan losses and loan balance in each segment and (b) the percentage of allowance and loans in each segment to totals in the respective segments at the dates indicated:

                                            September 30, 2004                           December 31, 2003
                                 -----------------------------------------   -----------------------------------------
                                       Allowance           Loan Balance           Allowance            Loan Balance
                                 -------------------   -------------------   -------------------   -------------------
                                  Amount     Percent    Amount     Percent    Amount    Percent     Amount     Percent
                                 --------   --------   --------   --------   --------   --------   --------   --------
Loans:
  Commercial Assets ..........   $  1,019       18.1%  $  8,153       47.7%  $  3,786       44.7%  $ 24,549       67.1%
  Affordable Housing .........      4,552       80.6%     8,216       48.0%     4,579       54.1%    11,124       30.4%
  Corporate Items and Other ..         75        1.3%       736        4.3%       105        1.2%       895        2.5%
                                 --------   --------   --------   --------   --------   --------   --------   --------
                                 $  5,646      100.0%  $ 17,105      100.0%  $  8,470      100.0%  $ 36,568      100.0%
                                 ========   ========   ========   ========   ========   ========   ========   ========
Match funded loans:
  Corporate Items and Other ..   $     --         --%  $     --         --%  $     94      100.0%  $ 24,393      100.0%
  Commercial Servicing .......         --         --%     2,173      100.0%        --         --%        --         --%
                                 --------   --------   --------   --------   --------   --------   --------   --------
                                 $     --         --%  $  2,173      100.0%  $     94      100.0%  $ 24,393      100.0%
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

        The following table sets forth an analysis of activity in the allowance for losses relating to our loans and match funded loans at the dates indicated:

Balance at December 31, 2003 ..........................   $     8,564
Provision for loan losses .............................          (913)
Charge-offs ...........................................        (2,005)
                                                          -----------
Balance at September 30, 2004 .........................   $     5,646
                                                          ===========

        Match Funded Assets. Match funded assets are comprised of the following at the dates indicated:

                                                September 30,    December 31,
                                                    2004            2003
                                                -------------   -------------
Match funded advances on loans serviced for
 others:
  Principal and interest ....................   $      54,678   $      54,516
  Taxes and insurance .......................          30,598          30,176
  Other .....................................          20,879          21,096
                                                -------------   -------------
                                                      106,155         105,788
                                                -------------   -------------
Commercial loans ............................           2,173              --
Single family residential loans .............              --          24,393
Allowance for loan losses ...................              --             (94)
                                                -------------   -------------
  Match funded loans, net ...................           2,173          24,299
                                                -------------   -------------
                                                $     108,328   $     130,087
                                                =============   =============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
        During the third quarter of 2004, we exercised our option to redeem the notes (bonds-match funded agreements) thereby causing the termination and liquidation of the trust. Upon redemption of the notes, the loans were released from the Trust and were sold by us to a third party. We acquired these single-family residential match funded loans in connection with our acquisition of OAC. OAC had previously securitized these loans in 1998 and transferred them to a real estate mortgage investment conduit (the "Trust") which then issued two classes of notes secured by the loans. The transfer did not qualify as a sale for accounting purposes since we retained effective control of the loans transferred. Accordingly, we have reported the proceeds that we received from the transfer as a liability (bonds-match funded agreements). Each class of the notes was subject to redemption at our option when the remaining aggregate principal balance of the loans had declined to less than 20% of the initial aggregate principal balance of the loans at the transfer date.

        Advances on Loans and Loans Serviced for Others. Advances consisted of the following at the dates indicated:

                                                  September 30,    December 31,
                                                      2004            2003
                                                  -------------   -------------
Loans .........................................   $         352   $         436
Loans serviced for others .....................         345,593         374,333
                                                  -------------   -------------
                                                  $     345,945   $     374,769
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

        Mortgage Servicing Rights. The unamortized balance of our mortgage servicing rights is primarily related to residential assets. Our investment decreased by $31,176 during the nine months ended September 30, 2004 as amortization exceeded purchases. The rate of amortization reflects increased projected prepayment volumes on subprime residential mortgage loans. The following table sets forth the activity in our mortgage servicing rights at the dates indicated:

Balance at December 31, 2003 ..........................   $   166,495
Purchases (1) .........................................        39,997
Amortization ..........................................       (71,173)
                                                          -----------
Balance at September 30, 2004 .........................   $   135,319
                                                          ===========

(1) Purchases for the nine months ended September 30, 2003 totaled $78,971. The decline in the 2004 period reflects the more cautious acquisition strategy that we adopted given the uncertainty of prepayment speeds in the current environment. In addition, we have commitments with the OTS to maintain our investment in mortgage servicing rights at certain levels. See Note 5 to the Interim Consolidated Financial Statements and "General - Banking Operations" for additional information regarding these commitments.

        At September 30, 2004, we serviced loans under approximately 338 servicing agreements for 22 investors. Purchases during the nine months ended September 30, 2004 were all for residential assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
        Receivables. Receivables consisted of the following at the dates indicated:

                                                September 30,   December 31,
                                                    2004            2003
                                                -------------   -------------
Residential Loan Servicing (1) ..............   $      19,738   $      18,564
OTX .........................................           3,033           1,442
Ocwen Realty Advisors .......................           3,469             962
Ocwen Recovery Group ........................             289             260
Business Process Outsourcing ................           2,131             969
Commercial Servicing ........................           2,120           1,324
Commercial Assets ...........................             507           2,848
Affordable Housing (2) ......................          15,767          25,581
Corporate Items and Other (3) ...............          67,446          36,207
                                                -------------   -------------
                                                $     114,500   $      88,157
                                                =============   =============

(1) Consist principally of fees earned and reimbursable expenses due from investors.

(2) Primarily represents payments in future years of proceeds from the sale of investments in affordable housing properties, net of an unaccreted discount of $2,171 and $2,901 at September 30, 2004 and December 31, 2003, respectively. Balances are net of reserves for doubtful accounts. The decline in the balance during 2004 is primarily due to scheduled installment payments received.

(3) Includes $55,526 and $21,465 at September 30, 2004 and December 31, 2003, respectively, of federal tax refund claims, which are pending approval that is required by the Joint Committee on taxation of the U.S. Congress before the claims can be paid. We have received written findings from the IRS agent that validate the $55,526 of claims due to us. These claims have been sent to the Joint Committee for final review and approval of the payment to us. The receivables balance at September 30, 2004 also includes accrued interest of $6,476 on the federal tax refund claims. At December 31, 2003, the receivables balance for this segment also included amounts related to our overnight collection account activities.

        Other Assets. Other assets consisted of the following at the dates indicated:

                                                      September 30,    December 31,
                                                          2004            2003
                                                      -------------   -------------
Loans held for resale (1) ..........................  $      12,060   $          --
Interest earning insurance collateral deposits (2)..          8,865           8,813
Deferred debt related costs, net (3) ...............          8,609           3,114
Deferred tax assets, net (4) .......................          8,209           7,547
Goodwill, net (5) ..................................          7,732           1,618
Investments (6) ....................................          7,079           4,293
Deposits on purchases of mortgage servicing rights..          1,716              --
Capitalized software development costs, net ........          1,446           2,599
Other (7) ..........................................         17,907           5,623
                                                      -------------   -------------
                                                      $      73,623   $      33,607
                                                      =============   =============

(1) Loans originated in response to requests from Residential Loan Servicing customers to refinance their mortgage. Only loans with sales commitments prior to closing are originated under this program. During October 2004, approximately $10,900 of these loans were sold.

(2) These deposits were required in order to obtain surety bonds for affordable housing properties that we sold before the end of the fifteen-year tax credit amortization period, and on which we have previously claimed tax credits on our income tax returns. The surety bond is necessary in order to avoid the recapture of those tax credits previously claimed.

(3) The $5,495 increase in net deferred debt related costs during the nine months ended September 30, 2004 is primarily the result of capitalized costs directly related to our issuance of the $175,000 Convertible Notes on July 28, 2004. The unamortized balance of these issuance costs amounted to $5,832 at September 30, 2004. See Note 3 to our Interim Consolidated Financial Statements for additional information regarding the Convertible Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
(4) Deferred tax assets are net of valuation allowances of $162,314 and $201,445 at September 30, 2004 and December 31, 2003, respectively. See "Results of Operations - Income Tax Expense (Benefit)".

(5) The increase in goodwill during 2004 is the result of our acquisition on September 30, 2004 of Bankhaus Oswald Kruber KG, a bank located in Germany. The purchase price, plus acquisition costs, exceeded the net assets acquired by approximately $6,100. For additional information regarding this acquisition, see Note 9 to our Interim Consolidated Financial Statements.

(6) The $2,786 increase in the balance during the nine months ended September 30, 2004 primarily represents an investment by the Bank in a mutual fund that invests in assets that meet the requirements under the Community Reinvestment Act.

(7) Includes $13,961 and $1,128 of miscellaneous other assets and prepaid expenses of the Residential Loan Servicing segment at September 30, 2004 and December 31, 2003, respectively.

        Deposits. The following table sets forth information related to our deposits at the dates indicated:

                                                       September 30, 2004                          December 31, 2003
                                           -----------------------------------------    ----------------------------------------
                                                           Weighted                                    Weighted
                                                            Average      % of Total                     Average      % of Total
                                             Amount          Rate         Deposits        Amount         Rate          Deposits
                                           -----------    -----------    -----------    -----------   -----------    -----------
Non-interest bearing checking accounts..   $    16,007             --%           3.9%   $     4,879            --%           1.1%
NOW and money market checking accounts..        20,835           0.75%           5.0%        18,313          0.90%           4.1%
Savings accounts .......................         1,645           0.75%           0.4%         1,657          1.00%           0.4%
                                           -----------                   -----------    -----------                  -----------
                                                38,487                           9.3%        24,849                          5.6%
                                           -----------                                  -----------
Certificates of deposit (1) (2) ........       373,630                                      421,657
Unamortized deferred fees ..............            --                                         (118)
                                           -----------                                  -----------
Total certificates of deposit ..........       373,630           3.09%          90.7%       421,539          3.41%          94.4%
                                           -----------                   -----------    -----------                  -----------
                                           $   412,117                         100.0%   $   446,388                        100.0%
                                           ===========                   ===========    ===========                  ===========

(1) Included $40,114 and $84,393 at September 30, 2004 and December 31, 2003, respectively, of brokered deposits originated through national, regional and local investment banking firms that solicit deposits from their customers, all of which are non-cancelable.

(2) At September 30, 2004 and December 31, 2003, certificates of deposit with outstanding balances of $100 or more amounted to $144,724 and $142,408, respectively. Of those deposits at September 30, 2004, $8,800 were from political subdivisions in New Jersey and were secured or collateralized as required under state law. The basic insured amount of a depositor is $100. Deposits maintained in different categories of legal ownership are separately insured.

        The following table sets forth the remaining maturities of our time deposits with balances of $100 or more at September 30, 2004:

Matures within three months ...................................   $    47,907
Matures after three months through six months .................        51,076
Matures after six months through twelve months ................        10,139
Matures after twelve months ...................................        35,602
                                                                  -----------
                                                                  $   144,724
                                                                  ===========

        Escrow Deposits. Escrow deposits on our loans and loans we serviced for others amounted to $146,074 and $116,444 at September 30, 2004 and December 31, 2003, respectively. The balance consisted principally of custodial deposit balances representing collections that we made from borrowers for the payment of taxes and insurance premiums on mortgage properties underlying loans that we serviced for others. Such balances amounted to $124,337 and $96,924 at September 30, 2004 and December 31, 2003, respectively. See "Results of Operations - Non-Interest Income - Servicing and Related Fees".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
        Bonds-Match Funded Agreements. Bonds-match funded agreements represent proceeds received from transfers of loans and advances on loans serviced for others. Because we retained effective control over the assets transferred, these transfers did not qualify as sales for accounting purposes, and therefore we report them as secured borrowing with pledges of collateral. See "Match Funded Assets" for additional details regarding these transactions. Bonds-match funded agreements were comprised of the following at the dates indicated:

                                                                            September 30,    December 31,
Collateral (Interest Rate)                         Interest Rate                2004             2003
- -----------------------------------------   -----------------------------   -------------    -------------
Advances on loans serviced for others (1)   LIBOR plus 175 basis points     $      95,539    $      94,967
Commercial loans                                                                    2,173               --
Single family loans (2)                     LIBOR plus 65-70 basis points              --           20,427
                                                                            -------------    -------------
                                                                            $      97,712    $     115,394
                                                                            =============    =============

(1) Under the terms of the agreement, we are eligible to sell additional advances on loans serviced for others up to a maximum balance of $200,000.

(2) During the third quarter of 2004, we exercised our option to redeem the bonds-match funded agreements that were secured by single family loans. See "Match Funded Assets".

        Lines of Credit and Other Secured Borrowings. We have obtained secured borrowings from unaffiliated financial institutions as follows:

                                                                                                September 30,     December 31,
    Borrowing Type                Collateral             Maturity        Interest Rate (1)          2004              2003
- ---------------------     --------------------------   -------------  ----------------------    -------------   --------------
Line of credit            Advances on loans serviced    March 2004     LIBOR + 200 basis        $          --   $       68,548
                           for others (2)                              points
Secured loan              Trading securities - UK      November 2004   LIBOR + 275 basis                3,888           11,562
                          unrated subprime residual                    points
                          securities (3)
Installment notes         Purchased mortgage             July 2004     2.81%                               --            2,332
                           servicing rights
Line of credit            Advances on loans serviced        (4)        LIBOR + 200 basis                   --            9,386
                           for others                                  points
Term loan                 Loan receivable                   (4)        LIBOR + 250 basis                   --            3,235
                                                                       points
Senior secured credit     Purchased mortgage            April 2005     LIBOR + 162.5 or 225            19,114           35,321
agreement                  servicing rights and                        basis points
                           advances on loans
                           serviced for others (5)
Mortgage note             Real estate - office              (6)        LIBOR + 350 basis                   --           20,000
                          building                                     points, floor of 5.75%
Senior secured credit     Purchased mortgage           December 2005   LIBOR + 250 basis
agreement                  servicing rights                            points                          12,500               --
                                                                                                -------------   --------------
                                                                                                $      35,502   $      150,384
                                                                                                =============   ==============

(1) 1-month LIBOR was 1.84% and 1.12% at September 30, 2004 and December 31, 2003, respectively.

(2) This line was fully repaid during the first quarter of 2004 and was not renewed upon maturity.

(3) The outstanding principal balance has been reduced through the assignment of principal and interest payments received on the unrated subprime residual securities.

(4)     This borrowing was repaid prior to its contractual maturity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
        Each of our credit facilities provides qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and liquidity, and restrictions on future indebtedness, as well as the monitoring and reporting of various specified transactions or events.

        Debt Securities. Notes consist of the following at the dates indicated:

                                                       September 30, 2004   December 31, 2003
                                                       ------------------   ------------------
3.25% Contingent Convertible Senior Unsecured
 Notes due August 1, 2024 ..........................   $          175,000   $               --
10.875% Capital Securities due August 1, 2027 (1)...               56,249               56,249
                                                       ------------------   ------------------
                                                       $          231,249   $           56,249
                                                       ==================   ==================

        On July 28, 2004, OCN issued $175,000 aggregate principal amount of 3.25% Contingent Convertible Senior Unsecured Notes due 2024 ("Convertible Notes") in a private placement under the Securities Act of 1933, as amended. The Convertible Notes are senior unsecured obligations and bear interest at the rate of 3.25% per year. Interest is payable on February 1 and August 1 of each year, beginning on February 1, 2005. The Convertible Notes will be convertible at the option of the holder thereof under certain circumstances into shares of our common stock at an initial conversion rate of 82.1693 shares per $1 principal amount of the Convertible Notes, subject to adjustment. Upon conversion, we may at our option choose to deliver, in lieu of common stock, cash or a combination of cash and common stock. See Note 3 to our Interim Consolidated Financial Statements for additional details regarding the Convertible Notes.

(1) See Note 3 to our Interim Consolidated Financial Statements for additional details regarding the Capital Securities.

        Stockholders' Equity. Stockholders' equity increased $9,666 during the nine months ended September 30, 2004. The increase was primarily due to net income of $55,159 and the issuance of common stock resulting from exercises of stock options, offset by our repurchase of 5,481,100 shares of common stock in the amount of $49,449 during the third quarter. See the Consolidated Statements of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements.

        Information regarding purchases of our own securities during the nine months ended September 30, 2004 is as follows:

                                                                    Total Number of Shares     Maximum Number of
                                                                     Purchased as Part of    Shares That May Yet Be
                                                   Average Share      Publicly Announced      Purchased under The
         Period               Number of Shares       Price Paid          Plans (1) (2)               Plans
         ------               ----------------       ----------         --------------        ---------------------
   July 28 - 30, 2004               4,876,300        $      9.02             4,876,300                173,700
   August 2 - 31, 2004                275,300        $      8.67               173,700                     --
 September 1 - 23, 2004               329,500        $      9.34                    --                     --
                              ---------------                           --------------
     Total                          5,481,100                                5,050,000
                              ===============                           ==============

(1)     Shares were repurchased under the following plans:
        (a) A plan was announced July 27, 2004 to repurchase 4,850,000 shares of common stock using 25% of the gross proceeds from the sale of our Convertible Notes. See Note 3 to our Interim Consolidated Financial Statements. As of September 30, 2004, no shares remain to be repurchased under this plan.
        (b) A plan was announced May 16, 2003 to repurchase up to 700,000 shares of common stock to be used in connection with our annual incentive awards to employees. As of September 30, 2004, no shares remain to be repurchased under this plan.

(2) We repurchased 431,100 shares under an unannounced plan to repurchase up to 1,000,000 shares of common stock. These purchases were made in open market transactions.

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

        Our primary sources of funds for liquidity are:

     .  Lines of credit and other secured borrowings
     .  Match funded debt
     .  Debt securities
     .  Servicing fees
     .  Payments received on loans and securities
     .  Proceeds from sales of assets
     .  Deposits

        At September 30, 2004, we had $228,819 of unrestricted cash and cash equivalents and $98,179 of short-term investment grade securities. Unrestricted cash and cash equivalents and short-term investment grade securities combined represented 25% of total assets at September 30, 2004. Under certain of our credit facilities we are required to maintain minimum liquidity levels. We closely monitor our liquidity position and ongoing funding requirements. Among the risks and challenges associated with our funding activities are the following:

     . Scheduled maturities of all certificates of deposit for the twelve months ending September 30, 2005, the twelve months ending September 30, 2006 and thereafter amount to $248,337, $79,560 and $45,733, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
    .   Potential extension of resolution and sale timelines for non-core assets.
    .   Ongoing cash requirements to fund operations of our holding company.
    . Cash to fund our acquisition of additional servicing rights and related advances.

        While we have not issued brokered deposits since mid-2000, which amounted to $40,114 at September 30, 2004, we continue to use non-brokered deposits as a source of funding. Our reliance on deposits has been reduced through sales of non-core assets, and by diversifying our funding sources, including obtaining credit facilities for servicing rights and advances. If, as described under "Banking Operations," we cease to control a federal savings bank, we would no longer be able to rely on non-brokered deposits obtained through the Bank as a source of funding.

        Alternative sources of corporate funding that have been secured in recent months include the following:

     . On July 28, 2004 we issued $175,000 aggregate principal amount of 3.25% Convertible Notes due 2024. The notes are convertible at the option of the holders, if certain conditions are met, into shares of our common stock. We have used 25% of the gross proceeds of the sale of the Convertible Notes to repurchase, in privately negotiated transactions concurrent with the private placement of the Convertible Notes, 4,850,000 shares of our common stock at a price of $9.02 per share. We have used the remaining proceeds, net of underwriting discount and other expenses, primarily to repay maturing deposits and other liabilities, increase our cash and invest in short-term AAA-rated securities.

     . In October 2004, we obtained a mortgage on our call center in Orlando, Florida in the amount of $15,000. The note matures in October 2014 and interest accrues at an annual fixed rate of 5.62%.

        In the last several years, our Residential Loan Servicing business has grown primarily through the purchase of servicing rights. Servicing rights entitle the owner to earn servicing fees and other types of ancillary income and impose various obligations on the servicer. Among these are the obligations to advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance and various other items that are required to preserve the assets being serviced.

        Our ability to continue to expand our Residential Loan Servicing business depends in part on our ability to obtain additional financing to purchase new servicing rights and to fund servicing advances. We currently use a variety of sources of debt to finance these assets, including deposits, credit facilities and seller financing. Our credit facilities provide financing to us at amounts that are less than the full value of the related servicing assets that serve as collateral for the credit facilities. If we cannot replace or renew these sources as they mature or obtain additional sources of financing, we may be unable to acquire new servicing rights or make the associated advances. Credit facilities directly related to our Residential Loan Servicing business are summarized as follows:

     . Under a match funding agreement that we entered into on December 20, 2001, we are eligible to sell advances on loans serviced for others up to a maximum debt balance of $200,000 ant any one time. At September 30, 2004, we had $95,539 of bonds-match funded agreements outstanding under this facility, which will mature in January 2006. The sales of advances do not qualify as sales for accounting purposes; therefore, we report them as secured borrowings with pledges of collateral.

     . In April 2003, we also entered into a $60,000 secured credit agreement that may be used to fund servicing advances and acquisitions of servicing rights. The agreement matured in April 2004 and was renewed through April 2005. The size of the facility was increased to $70,000. At September 30, 2004, we had a balance outstanding under this agreement of $19,114.

     . In December 2003, we entered into a $12,500 secured credit agreement under which any borrowings are collateralized by mortgage servicing rights. In January 2004, we borrowed $12,500 under this facility, which is the balance outstanding as of September 30, 2004.

     . In addition to the credit agreements above, we are currently in the process of closing a securitization transaction involving approximately $100,000 of our servicing advances.

        We believe that our existing sources of liquidity, including internally generated funds, will be adequate to fund our planned activities for the foreseeable future, although there can be no assurances in this regard. As discussed above, we continue to evaluate other sources of liquidity, such as notes, lines of credit from unaffiliated parties, match funded debt and other secured borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
        (Dollars in thousand, except share data)

- --------------------------------------------------------------------------------
        Our operating activities provided (used) $7,636 and $(823) of cash flows during the nine months ended September 30, 2004 and 2003, respectively. The improvement in operating cash flows in 2004 primarily relates to advances on loans serviced for others, as collections exceeded new advances, offset in large part by a decline in cash related to trading activities that largely resulted from our purchases of short term AAA-rated auction rate securities during the third quarter. During the nine month period of 2003, new advances on loans serviced for others exceeded collections.

        Our investing activities provided (used) cash flows totaling $7,600 and $(17,975) during the nine months ended September 30, 2004 and 2003, respectively. During the foregoing periods, cash flows from our investing activities were provided primarily from principal payments on loans and match funded loans, as well as proceeds from sales of loans and real estate. We used cash flows from our investing activities primarily to purchase mortgage servicing rights and fund loans to facilitate the sales of real estate assets. Purchases of mortgage servicing rights during the nine month period of 2004 have declined as compared to the same period of 2003 thereby reducing the amount of cash used for investing activities.

        Our financing activities provided cash flows of $10,663 and $73,483 during the nine months ended September 30, 2004 and 2003, respectively. Proceeds from our issuance of the $175,000 Convertible Notes in 2004 was largely offset by repayment of credit lines and match funded debt and our repurchase of 5,481,100 shares of our common stock. The financing cash flows for 2003 primarily represent proceeds from lines of credit and an increase in deposits, offset in part by repayments of match funded debt and repurchases of notes and debentures.

        See the Consolidated Statements of Cash Flows in the Interim Consolidated Financial Statements for additional details regarding cash flows during the nine months ended September 30, 2004 and 2003.

        Commitments. We believe that we have adequate resources to meet our contractual obligations as they come due. Such contractual obligations include our Convertible Notes, Capital Trust Securities, lines of credit and other secured borrowings, certificates of deposit and operating leases. See Note 10 to our Interim Consolidated Financial Statements regarding our commitments and contingencies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

- --------------------------------------------------------------------------------
ASSET AND LIABILITY MANAGEMENT

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

        The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at September 30, 2004. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except:

     . Securities are included in the period in which they are first scheduled to adjust and not in the period in which they mature,
     . Fixed-rate mortgage-related reflect prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model we use and empirical data,
     . NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on our detailed studies of each such category of deposit and,
     . Escrow deposits and other non interest-bearing checking accounts, which amounted to $162,081 at September 30, 2004, are excluded.

        (Dollars in thousands)

- --------------------------------------------------------------------------------

                                                                            September 30, 2004
                                                 ------------------------------------------------------------------------
                                                                  Four to       More Than
                                                 Within Three      Twelve       One Year to    Three Years
                                                    Months         Months       Three Years     and Over        Total
                                                 ------------   ------------   ------------   ------------   ------------
Rate-Sensitive Assets (1):
- --------------------------
  Interest-earning deposits ..................   $     52,541   $         --    $        --   $         --   $     52,541
  Trading securities .........................        102,816          6,400         14,843         14,430        138,489
  Investments ................................          4,288          2,519             --             --          6,807
  Loans, net (2) .............................          1,060          7,566          1,159          1,674         11,459
  Match funded loans (2) (3) .................          2,173             --             --             --          2,173
                                                 ------------   ------------   ------------   ------------   ------------
    Total rate-sensitive assets ..............        162,878         16,485         16,002         16,104        211,469
                                                 ------------   ------------   ------------   ------------   ------------
Rate-Sensitive Liabilities:
- ---------------------------
  NOW and money market checking deposits .....         18,913            221            472          1,229         20,835
  Savings deposits ...........................            112            236            467            830          1,645
  Certificates of deposit ....................        110,653        137,735        118,141          7,101        373,630
                                                 ------------   ------------   ------------   ------------   ------------
    Total interest-bearing deposits ..........        129,678        138,192        119,080          9,160        396,110
  Bonds-match funded agreements ..............         97,712             --             --             --         97,712
  Lines of credit and other secured borrowings         35,502             --             --             --         35,502
  Notes and debentures .......................             --             --             --        231,249        231,249
                                                 ------------   ------------   ------------   ------------   ------------
    Total rate-sensitive liabilities .........        262,892        138,192        119,080        240,409        760,573
                                                 ------------   ------------   ------------   ------------   ------------
Interest rate sensitivity gap (4) ............   $   (100,014)  $   (121,707)  $   (103,078)  $   (224,305)  $   (549,104)
                                                 ============   ============   ============   ============   ============
Cumulative interest rate sensitivity gap (5) .   $   (100,014)  $   (221,721)  $   (324,799)  $   (549,104)
                                                 ============   ============   ============   ============
Cumulative interest rate sensitivity gap as a
 percentage of total rate-sensitive assets ...         (47.29)%      (104.85)%      (153.59)%      (259.66)%

As of December 31, 2003:
- ------------------------
Cumulative interest rate sensitivity gap (5) .   $   (372,312)  $   (505,845)  $   (615,111)  $   (657,002)
                                                 ============   ============   ============   ============
Cumulative interest rate sensitivity gap as a
 percentage of total rate-sensitive assets ...        (349.48)%      (474.82)%      (577.38)%      (616.71)%

(1) Excludes balances in the collection accounts of our Residential Loan Servicing business. These balances, which totaled approximately $946,000 at September 30, 2004, are not included in our statements of financial condition and earn interest at short term rates. This interest is included as a component of servicing fees. See "Segment Results - Residential Loan Servicing".

(2)     We have not reduced balances for any non-performing loans.

(3) Excludes match funded advances on loans serviced for others, which do not earn interest, of $106,155 at September 30, 2004.

(4) We had no rate -sensitive derivative financial instruments outstanding at September 30, 2004.

(5) We have experienced a large negative interest rate sensitivity gap in recent years. The negative interest rate sensitivity gap reflects the economics of our Residential Loan Servicing business. Servicing advances, the largest asset class on our balance sheet, is not sensitive to changes in interest rates. However, we finance servicing advances with interest rate sensitive liabilities.

        The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value ("NPV"), which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. These limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates and hypothetical interest rate scenarios. An institution's NVP Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in that scenario by the present value of the institution's assets in that same scenario. The hypothetical scenarios are represented by immediate, permanent, parallel movements (shocks) in the term structured of interest rates of plus 100, 200 and 300 basis points and minus 100 basis points from the actual term structure observed at quarter end. The current NPV Ratio for each of the five rate scenarios and the corresponding limits approved by the Board of Directors, as applied to Ocwen Financial Corporation and its subsidiaries, are as follows at September 30, 2004:

        (Dollars in thousands)

- --------------------------------------------------------------------------------

                                 Board Limits           Current
Rate Shock in basis points   (minimum NPV Ratios)      NPV Ratios
- --------------------------   --------------------      ----------
           +300                     5.00%                33.89%
           +200                     6.00%                31.95%
           +100                     7.00%                29.82%
              0                     8.00%                27.43%
           -100                     7.00%                24.60%

        The Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income or expense and NPV and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by the Board of Directors, as applied to Ocwen Financial Corporation and its subsidiaries. The following table quantifies the potential changes in net interest expense and net portfolio value should interest rates go up or down (shocked) 300 or 100 basis points, respectively, assuming the yield curves of the rate shocks will be parallel to each other. We calculate the cash flows associated with the loan portfolios and securities available for sale based on prepayment and default rates that vary by asset. We generate projected losses, as well as prepayments, based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, we use loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. When we shock interest rates we further adjust these projected loss and prepayment assumptions. The base interest rate scenario assumes interest rates at September 30, 2004. Actual results of Ocwen Financial Corporation and its subsidiaries could differ significantly from the results estimated in the following table:

                                     Estimated Changes in
                             ------------------------------------
Rate Shock in basis points       Net Interest              NPV
- --------------------------   --------------------      ----------
          +300                    (181.52)%              29.33%
          +200                    (121.01)%              20.21%
          +100                     (60.51)%              10.55%
             0                       0.00%                0.00%
          -100                      60.51%              (12.23)%

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

ITEM 4. CONTROLS AND PROCEDURES.

- --------------------------------------------------------------------------------
        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the securities Exchange Act) as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September
30, 2004 our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following: general economic and market conditions, prevailing interest or currency exchange rates, governmental regulations and policies, international political and economic uncertainty, availability of adequate and timely sources of liquidity, uncertainty related to dispute resolution and litigation, and real estate market conditions and trends, as well as other risks detailed in OCN's reports and filing with the Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2003 and our Form 10-Q for the quarter ended June 30, 2004. The forward-looking statements speak only as of the date they are made and should not be relied upon. OCN undertakes no obligation to update or revise the forward-looking statements.

                           PART II - OTHER INFORMATION

- --------------------------------------------------------------------------------

                           ITEM 1. LEGAL PROCEEDINGS.

        See "Note 9 Commitments and Contingencies" of Ocwen Financial Corporation's Interim Consolidated Financial Statements.

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

(7) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.

                          PART II - OTHER INFORMATION

- --------------------------------------------------------------------------------

(8) Incorporated by reference from the similarly described exhibit included with Registrant's Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2000.

(9) Incorporated by reference from the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(10) Incorporated by reference from the similarly described exhibit included with Registrant's Quarterly Report on Form10-Q for the quarterly period ended June 30, 2004.

(b)     REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED SEPTEMBER 30, 2004.

(1) A Form 8-K was filed by OCN on July 19, 2004 reporting, under Item 12, a news release announcing Ocwen Financial Corporation's financial results for the second quarter ended June 30, 2004.

(2) A Form 8-K was filed by OCN on July 20, 2004 reporting, under Item 5, a news release announcing the order of a federal judge vacating a jury award of $9.3 million against two of the Registrant's subsidiaries, Ocwen Federal Bank, FSB and Ocwen Technology Xchange, and ordering a new trial and reporting, under Item 12, a news release announcing increased second quarter 2004 net income.

(3) A form 8-K was filed by OCN on July 21, 2004 reporting, under Item 5, a news release clarifying certain statements about its subsidiary, Ocwen Federal Bank FSB, appearing in a trade press sidebar and a news release announcing the private placement of $125 million of convertible senior unsecured notes.

(4) A form 8-K was filed by OCN on July 23, 2004 reporting, under Item 5, a news release announcing the pricing of its convertible senior unsecured notes.

(5) A form 8-K was filed by OCN on July 27, 2004 reporting, under Item 5, a news release announcing the repurchase of 4,850,000 shares of common stock and the exercise of an option to purchase additional notes.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OCWEN FINANCIAL CORPORATION

                                        By: /s/ Mark S. Zeidman
                                        -----------------------
                                        Mark S. Zeidman,
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (On behalf of the Registrant and as its
                                        principal financial officer)

Date: November 9, 2004