Form 10-K
period 2004-12-31
OCWEN FINANCIAL CORP
filed 2005-03-16
CIK 873860

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the fiscal year ended December 31, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the transition period from: ________________to ________________

                           Commission File No. 1-13219

                           OCWEN FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in our charter)

                   FLORIDA                                    65-0039856
       -------------------------------                   -------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

      1675 Palm Beach Lakes Boulevard
          West Palm Beach, Florida                               33401
    --------------------------------------                    ----------
    (Address of principal executive office)                   (Zip Code)

                                 (561) 682-8000
              (Registrant's telephone number, including area code)

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

Aggregate market value of the Common Stock, $0.01 par value, held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the NYSE as of the close of business on March 10, 2005:
$284,147,823 (for purposes of this calculation affiliates include only directors and executive officers of the registrant).

Number of shares of Common Stock, $0.01 par value, outstanding as of March 10, 2005: 62,750,904 shares

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Annual Report to Shareholders for fiscal year ended December 31, 2004 are incorporated by reference into Part I, Item 1 and Part II, Items 5-8 and portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 17, 2005, are incorporated by reference into Part III, Items 10 - 12 and 14.

================================================================================

                           OCWEN FINANCIAL CORPORATION
                          2004 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
                                                     PART I

Item 1.    Business............................................................................................      4
             General...........................................................................................      4
             Segments..........................................................................................      5
               Residential Loan Servicing......................................................................      6
               Ocwen Technology Xchange........................................................................      6
               Ocwen Realty Advisors...........................................................................      7
               Ocwen Recovery Group............................................................................      7
               Business Process Outsourcing....................................................................      7
               Commercial Servicing............................................................................      7
               Residential Discount Loans......................................................................      8
               Commercial Assets...............................................................................      8
               Affordable Housing..............................................................................      8
               Subprime Finance................................................................................      8
               Corporate Items and Other.......................................................................      9
             Sources of Funds..................................................................................      9
             Risk Factors......................................................................................     10
             Competition.......................................................................................     10
             Subsidiaries......................................................................................     10
             Employees.........................................................................................     10
             Regulation........................................................................................     11
             Federal Taxation..................................................................................     15
             State Taxation....................................................................................     16

Item 2.    Properties..........................................................................................     17

Item 3.    Legal Proceedings...................................................................................     18

Item 4.    Submission of Matters to a Vote of Security Holders.................................................     19

                                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters...........................     19

Item 6.    Selected Consolidated Financial Data................................................................     19

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............     19

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk..........................................     20

Item 8.    Financial Statements and Supplementary Data.........................................................     20

OCWEN FINANCIAL CORPORATION

                          2004 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                   (CONTINUED)

                                                                                                                  PAGE
                                                                                                                  ----
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................     20

Item 9A    Controls and procedures.............................................................................     20

Item 9B    Other Information...................................................................................     21

                                                    PART III

Item 10.   Directors and Executive Officers of Registrant......................................................     21

Item 11.   Executive Compensation..............................................................................     21

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters......     21

Item 13.   Certain Relationships and Related Transactions......................................................     21

Item 14.   Principal Accounting Fees and Services..............................................................     21

                                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................................     22

Signatures.....................................................................................................     24

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to the following:

..   Estimates regarding the benefits of cost saving opportunities and quality workforce in India,
..   Projections for staff reduction in the United States and growth in our India workforce,
..   Predictions as to the potential business opportunities in business process outsourcing,
..   Predictions regarding sales of our commercial and affordable housing assets
    and
..   Intentions related to the issuance of brokered deposits and other sources of financing.

Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following:

..   General economic and market conditions,
..   Prevailing interest or currency exchange rates,
..   Availability of servicing rights for purchase,
..   Governmental regulations and policies,
..   International political and economic uncertainty,
..   Availability of adequate and timely sources of liquidity,
..   Uncertainty related to dispute resolution and litigation and
..   Real estate market conditions and trends.

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

                                     PART I

ITEM 1 BUSINESS (Dollars in thousands)

GENERAL

        Ocwen Financial Corporation ("OCN" or "the Company") is a diversified financial services holding company with headquarters in West Palm Beach, Florida and operations in Canada, China, Germany, India, Japan and Taiwan. We are engaged in a variety of businesses related to residential and commercial mortgage servicing, real estate asset management, asset recovery, business process outsourcing and the marketing and sales of technology solutions to third parties. OCN is a Florida corporation that was organized in February 1988 in connection with the acquisition of Ocwen Federal Bank FSB (the "Bank"). OCN is a registered savings and loan holding company subject to regulation by the Office of Thrift Supervision ("OTS"). The Bank is a wholly owned subsidiary of OCN and is also subject to regulation by the OTS, as its chartering authority, and by the Federal Deposit Insurance Corporation ("FDIC"), as a result of its membership in the Savings Association Insurance Fund, which insures the Bank's deposits to the maximum extent permitted by law. The Bank is also subject to regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and currently is a member of the Federal Home Loan Bank ("FHLB") of New York, one of the 12 regional banks that comprise the FHLB System.

        We have recently begun the process of having the Bank terminate its status as a federal savings bank under OTS and FDIC supervision, which would, among other things, eliminate certain restrictions on our growth. If this process, which we refer to as "debanking," is completed, we would dissolve the Bank and continue its non-depository businesses, including its mortgage servicing business, under another subsidiary of our Company, which would be licensed where necessary at the state or territory level. Should debanking be completed, Ocwen Financial Corporation would no longer be a savings and loan holding company and would no longer be able to take deposits in the United States or benefit from federal preemption. Our ability to debank is subject to a number of contingencies, many of which are beyond our control, including approvals by the OTS with respect to the Application for a Voluntary Dissolution (which we filed with the OTS on November 24, 2004) and sales of the Bank's deposits to third parties. There can be no assurance that we ultimately will be successful in debanking.

        In connection with our debanking process, on February 4, 2005, we entered into a Branch Purchase and Deposit Assumption Agreement (the "Branch Purchase Agreement") with Marathon National Bank of New York ("Marathon"). Pursuant to the Branch Purchase Agreement, Marathon agreed to assume the deposit liabilities of the accounts associated with the Bank branch facility in Fort Lee, New Jersey. In addition, Marathon will take over the lease and other contracts and acquire assets related to the branch. In connection with that closing, Ocwen will make a cash payment to Marathon, which payment is calculated based upon, among other things, the amount of those deposit account liabilities as of the closing. As of February 28, 2005, the amount of the deposit liabilities of the accounts subject to the Branch Purchase Agreement was approximately $193,000. The transaction is subject to regulatory and other customary approvals and conditions.

        On September 30, 2004, we acquired Bankhaus Oswald Kruber KG ("BOK") a German bank, for $9,737, including acquisition costs. Our primary objectives in acquiring BOK were to diversify our funding sources and to establish a platform to provide services to our multinational client base. The results of operations of BOK are included in our consolidated income statement beginning on October 1, 2004. The excess of the purchase price over the fair value of the net assets acquired (goodwill) related to this transaction is $3,694. We also recorded $1,741 of intangible assets, none of which are subject to amortization. As of December 31, 2004 BOK had assets of $23,043, of which $10,699 were interest earning deposits, and total liabilities of $10,919.

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (http://www.ocwen.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also posted on our website, and available in print upon request, are the charters for our Audit Committee, Compensation Committee and Governance Committee, our Governance Guidelines, and Code of Ethics and Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Ethics or waiver thereto applicable to any executive officer or director. The information provided on our website is not part of this report, and is therefore not incorporated herein by reference.

SEGMENTS

        In early 2000, we began the execution of our strategic plan to shift our business activities away from capital-intensive businesses involving the purchase or origination of loans, real estate and related assets toward less capital-intensive businesses that generate fee-based revenues. As a result, we generally ceased to originate or invest in assets in certain of our business segments ("non-core businesses") unless contractually committed to do so. However, we continue to actively manage and resolve the remaining assets in these segments. Our primary fee-based business activity is servicing subprime residential mortgage loans for others. As of December 31, 2004, our core and non-core businesses were as follows:

           CORE BUSINESSES                       NON-CORE BUSINESSES
           Residential Loan Servicing            Commercial Assets
           Ocwen Technology Xchange ("OTX")      Affordable Housing
           Ocwen Realty Advisors ("ORA")         Subprime Finance
           Ocwen Recovery Group
           Business Process Outsourcing
           Commercial Servicing

        In addition to our core and non-core business segments, we report other items of revenue and expense in our Corporate Items and Other segment as discussed later in this section.

        Our decision to change our strategy and to focus on fee-based earnings was driven by changes in the economy and in the markets we serve and in our perception of how to maximize the long-term value of the Company. The non-core residential discount loan business and commercial finance business involved the acquisition of non-performing loans at a discount to par value. The objective was to resolve the loan and return it to performing status in order to increase its value. Once the loan was reperforming, the exit strategy was to sell or securitize the loan for a profit. As the economy continued to expand throughout the late 1990s, however, the supply of non-performing loans decreased. As a result, the prices asked for non-performing loans increased, and consequently the profit margins on the business decreased. Additionally, the earnings patterns of the businesses could be erratic as they typically depended on the consummation of a few large sales transactions. Simultaneously, new competitors that had access to large amounts of capital were entering the market.

        In the late 1990s we also began to originate subprime residential mortgage loans. However, the business attracted a substantial amount of new capital and competition increased. The competition from larger, better-capitalized companies put pressure on pricing relative to the rates and terms offered to subprime borrowers in general, and, as a result, profit margins declined. Simultaneously, interest rates began to decrease and the assumptions concerning prepayment speeds that had been used to price new loans turned out to be overly optimistic as mortgages prepaid more quickly than expected, adding additional risk to investments in this business line. Consequently, we determined that our best course of action was to compete where we were strongest, that is, by using the technology and expertise we had developed over the years in managing our own portfolio of non-performing residential and commercial loans and in servicing our own subprime loans and offering it to other institutions on a fee for service basis, either as a mortgage servicer or as a technology provider. We believe that these activities offer a more consistent earnings stream with a more attractive risk profile. Accordingly, in late 1999 and early 2000 we embarked on our current business strategy.

Segment results in recent years reflect growth in our residential loan servicing segment, continued investment in the development and marketing of our technology products, cessation of loan acquisition and origination activities and our continuing resolution or disposition of those assets not associated with our core businesses. To date, the Residential Loan Servicing business has been profitable. Our Ocwen Recovery Group business and ORA are profitable but smaller contributors to the bottom line. Both earn fee income for performing services for third parties. OTX markets several products to the real estate and mortgage industries. However, although we earn some fee income from sales of these products, they have not yet been sufficient for this business line to earn a profit. Business Process Outsourcing, which began offering business process outsourcing services late in 2002, improved its profitability in 2003 and 2004. Commercial Servicing was not profitable in 2003 and 2002, reflecting start-up costs associated with expanding our asset servicing business to various other countries, but achieved a small profit in 2004. Additional information regarding profitability of our business segments appears under the caption "Segment Results" on pages 23 to 29 and in "Note 26: Business Segment Reporting" on pages 105 to 107 of our 2004 Annual Report to Shareholders.

        A more detailed description of each of our business segments follows.

RESIDENTIAL LOAN SERVICING

        We service performing, sub-performing and non-performing residential mortgage loans. Subprime mortgages comprised the vast majority of the $37,697,318 in total unpaid principal balance of the loans we serviced at December 31, 2004. We serviced loans under approximately 345 servicing agreements for 22 clients as of December 31, 2004. These clients include well capitalized mortgage originators, such as New Century and Delta Funding, Wall Street firms with mortgage securitization platforms, such as Lehman Brothers, Credit Suisse First Boston and Morgan Stanley, and governmental agencies, such as the United States Department of Veterans Affairs.

        We are entitled to service mortgages because we purchased the servicing rights from the owners of the mortgages or have entered into a subservicing agreement with an entity that owns the servicing rights. The rights and obligations of servicing rights are typically specified in an agreement between the various parties to a mortgage securitization transaction. Our largest source of revenue with respect to servicing rights is the servicing fees we earn pursuant to servicing and subservicing agreements. Servicing fees are usually earned as a percentage of the unpaid principal amount of the mortgages that are being serviced. A typical servicing fee is approximately 0.50% per year and a typical subservicing fee ranges from approximately 0.17% to 0.19% per year. The servicing and subservicing fees are supplemented by related income, including late fees from borrowers who are delinquent in remitting their monthly mortgage payments and interest earned on payments made to us but not yet remitted to the owner of the mortgage.

        As servicer or subservicer, we also have a variety of obligations that are also specified in the servicing or subservicing agreement, including the obligation to service the mortgages according to certain contractual standards and to advance funds to securitization trusts in the event that borrowers are delinquent on their monthly mortgage payments. The costs incurred in connection with meeting these obligations includes, but is not limited to, the cost of servicing the loans and the interest expense incurred to finance the servicing rights and servicing advances incurred in connection with conducting the business.

        The contracts for servicing may provide for a single bulk transfer of a servicing portfolio or the ongoing transfer of loans as they are originated or purchased by counterparties to the servicing contract. While the loan data are transferred to us for servicing, the client retains ownership of the loans.

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

        The U.S. Department of Housing and Urban Development, Freddie Mac and Fannie Mae have approved the Bank as a loan servicer. Standard & Poor's has rated the Bank as "Strong" as a Residential Subprime Servicer and Residential Special Servicer. "Strong" represents Standard & Poor's highest ratings category. On April 23, 2004, Standard & Poor's placed these ratings on watch with negative implications. Moody's has rated the Bank as "SQ2" as a Residential Subprime Servicer and as a Residential Special Servicer. "SQ2" represents Moody's above average rating category. Fitch has rated us "RPS2" for Residential Subprime Servicing and "RSS2" for Residential Special Servicing. These represent Fitch's second highest categories, respectively. On March 1, 2004, Fitch placed our "RPS2" rating for Residential Subprime Servicing and our "RSS2" rating for Residential Special Servicing on negative watch. On December 29, 2004, Fitch removed our Residential Subprime Servicing and Residential Special Servicing ratings from negative watch.

OCWEN TECHNOLOGY XCHANGE (OTX)

        The OTX segment consists of the following three product lines:
REALTrans(SM), REALServicing(TM) and REALSynergy(TM). Each of these product lines serves a different market need, and each is at a different stage of maturity and commercial use.

        Our REALTrans product is a web-based vendor management platform that facilitates the electronic fulfillment of real estate products and services necessary to process, approve and close residential mortgage loans, as well as to service them. We market this product to residential lenders and servicers and their associated vendors. By connecting these two parties through the REALTrans platform, we allow them to conduct business more effectively and efficiently. We earn transaction fee revenues from the vendors based on the products and services they provide to their lenders through this platform. We also earn revenues through annual membership fees. The transaction fees are recognized as revenue as incurred. The membership fees are deferred and recognized as revenue over the twelve-month membership period. Among our customer base on the REALTrans platform are several of the top 35 residential mortgage lenders and over 4,000 vendors. These lenders account for a significant portion of the mortgage origination market.

        Our REALServicing product is a comprehensive enterprise-level residential mortgage loan servicing platform, which has been used by the Bank since January 2001. The REALServicing product suite also includes
REALResolution(TM), a default management platform that provides end-to-end mortgage default processing support. The target market for this platform includes both prime and sub-prime residential mortgage loan servicers.

        On May 3, 2004, OTX entered into a Service and License Agreement with Aegis Mortgage Corporation regarding the REALServicing product. Pursuant to that agreement, OTX has agreed to operate the REALServicing system for use in Aegis's residential mortgage loan servicing business in exchange for a one-time documentation fee and a commitment to pay monthly fees. The initial term of the agreement is for four years with an option for Aegis to renew for one additional three-year term.

        Our REALSynergy product is a comprehensive enterprise-level commercial mortgage loan servicing platform. The target market for this platform includes domestic and international commercial mortgage loan servicers. The market in which REALSynergy competes is served by a limited number of companies. Our primary competitor is a division of a large, diversified public company. The REALSynergy product suite includes REALSAMM(TM), the REALSynergy Asset Management Module, a web-enabled platform for the asset and default management of performing and non-performing commercial loans and real estate. REALSAMM is being introduced to selected international markets through GSS, our joint venture with Merrill Lynch.

OCWEN REALTY ADVISORS (ORA)

        As part of our strategic focus on fee-based businesses, we established ORA in 1999 as a new segment. ORA provides valuation services to external customers in the wholesale lending community as well as for our own residential real estate transactions.

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

OCWEN RECOVERY GROUP

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

        We accounted for collections of our unsecured credit card receivables under the cost recovery method through 2001 by which time we had reduced the net book value of these receivables to zero as a result of collections and reserves. Our contractual obligations to acquire these receivables expired in June 2000. We have made no purchases since that time and plan no future purchases.

BUSINESS PROCESS OUTSOURCING

        This business segment began operations in December 2002. The results for 2004 and 2003 primarily reflect the initiation of new outsourcing contracts in the third quarter of 2003. Business Process Outsourcing provides outsourcing services to third parties, including mortgage underwriting, data entry, call center services and mortgage research.

COMMERCIAL SERVICING

        This segment includes the results of operations of both domestic and international servicing. International servicing is conducted through Global Servicing Solutions, LLC ("GSS"), a joint servicing venture we formed with Merrill Lynch in March 2002 for the servicing of assets in various countries. Prior to 2004, domestic commercial servicing was reported as a component of the Commercial Finance segment (re-named Commercial Assets), and the results of our international operations were reported as a separate segment. Results for prior years have been restated to conform to this presentation. We own 70% of GSS with the remaining 30% owned by Merrill Lynch. GSS offices in Tokyo, Japan and Taipei, Taiwan became fully operational during 2003. We also established servicing offices in Toronto, Canada and Mainz, Germany in 2004. We have established consulting operations in the United Kingdom and China.

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

COMMERCIAL ASSETS

        Effective January 1, 2002, we combined our Commercial Loan and Commercial Real Estate segments, because the assets in each had fundamentally similar attributes and had been assigned to a single management team. Commercial activities include both discount loans and originated loans as well as our investment in commercial real estate.

        No new commercial assets have been purchased since 2000. Since then, this business has consisted of the management, repositioning and resolution of the remaining non-core assets. Other than loans made to facilitate sales of our own assets, we also have not originated any commercial loans since 2000. At December 31, 2004, we had $21,560 of non-core assets in this segment, which consisted of four real estate assets (a shopping center, parcel of land and two partnership interests) and one unrated subordinate security. In February 2005, we sold the subsidiary that held our investment in our shopping center located in Halifax, Nova Scotia. It is difficult to project with certainty when final sales or resolutions will be completed or whether further losses may be incurred upon resolution. We regularly assess the value of our remaining assets and provide additional loss reserves or impairment charges as appropriate.

AFFORDABLE HOUSING

        Historically, we invested in affordable housing properties primarily through limited partnerships for the purpose of obtaining Federal income tax credits pursuant to Section 42 of the Internal Revenue Code of 1986, as amended.

        Beginning in 2000 we ceased making investments in these properties, except to complete those projects in which an investment had already been made. This reflects our change in strategic focus away from capital intensive lines of business and the fact that the volume of tax credits being generated was exceeding our ability to utilize them effectively. At that time, we also began the process of marketing each of these properties for sale. At December 31, 2004, our investment of $5,641 represents a 99.9% limited partnership interest in one affordable housing property. We also have $3,198 loan outstanding to the limited partnership. This limited partnership is not consolidated into our financial statements. While we cannot project sales with certainty, we believe that it is possible that this property will be sold before the end of 2005 and that new sources of financing will be established to repay the remaining loan balance. We regularly assess the carrying value of our remaining assets and provide additional loss reserves as appropriate.

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

SUBPRIME FINANCE

        We were engaged in subprime residential loan origination prior to ceasing originations in August of 1999; however, we have continued to manage and resolve the remaining non-core assets. Effective January 2002, the remaining business was renamed Subprime Finance from Subprime Residential Lending to better depict the current nature of the business activity. The remaining assets of this segment consist primarily of subprime residual securities issued in the United Kingdom. These securities are presently generating income and return of principal through cash flows.

CORPORATE ITEMS AND OTHER

        In this segment we report business activities that are individually insignificant (including BOK), interest income on cash and cash equivalents, interest expense on corporate assets, general corporate expenses and gains and losses from the early retirement of debt.

        Additional financial information and related discussion regarding each of our segments appears under the captions "Segment Results" on pages 23 to 29 and "Note 26: Business Segment Reporting" on pages 105 to 107 of our 2004 Annual Report to Shareholders.

SOURCES OF FUNDS

        General. The principal sources of funds that support our business activities have historically been:

    .   Lines of credit and other secured borrowings
    .   Match funded debt
    .   Debt securities
    .   Securities sold under agreements to repurchase
    .   Deposits
    .   Servicing fees
    .   Payments received on loans and securities
    .   Proceeds from sales of assets

        We closely monitor our liquidity position and ongoing funding requirements. Among the risks and challenges associated with our funding activities are the following:

    . Scheduled maturities of certificates of deposit for 2005, 2006 and thereafter amount to $201,934, $47,006 and $28,731, respectively.
    . Maturity of existing collateralized lines of credit and other secured borrowings totaling $35,676 at various dates through 2005.
    .   Potential extension of resolution and sale timelines for non-core assets.
    .   Ongoing cash requirements to fund operations of our holding company.
    . Cash requirements to fund our acquisition of additional servicing rights and related advances, as discussed immediately below.

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

        Our ability to continue to expand our servicing business depends in part on our ability to obtain additional financing to purchase new servicing rights and to fund servicing advances. We currently use a variety of sources of debt to finance these assets, including match funded agreements, deposits, credit facilities and seller financing. Our credit facilities provide financing to us at amounts that are less than the full value of the related servicing assets that serve as collateral for the credit facilities. If we cannot replace or renew these sources as they mature or obtain additional sources of financing, we may unable to acquire new servicing rights and make the associated advances.

        Deposits. Historically, a significant source of funds for us had been certificates of deposit obtained primarily through national investment banking firms and our branch office located in New Jersey. If, as described under "GENERAL", we cease to control a federal savings bank as a result of debanking, we would no longer be able to rely on U.S. deposits obtained through the Bank as a source of funds. Our total deposits amounted to $301,299 at December 31, 2004, including $290,507 at the Bank and $10,792 at BOK.

        Lines of Credit and Other Secured Borrowings. In April 2003, we entered into a $60,000 secured credit agreement that may be used to fund servicing advances and acquisitions of servicing rights. The agreement matured in April 2004 and was renewed through April 2005. The size of the facility was increased to $70,000. At December 31, 2004, we had a balance outstanding under this agreement of $24,218.

        In December 2003, we entered into a $12,500 secured credit agreement under which any borrowings are collateralized by mortgage servicing rights. In January 2004, we borrowed $12,500 under this facility and the balance outstanding as of December 31, 2004 was $11,458.

        In October 2004, we obtained a mortgage on our call center in Orlando, Florida in the amount of $15,000. The note matures in October 2014 and interest accrues at an annual fixed rate of 5.62%. The balance outstanding at December 31, 2004 was $14,936.

        Match Funded Liabilities. On November 17, 2004, we entered into a match funded agreement under which we transferred certain of our advances on loans serviced for others. As of December 31, 2004, proceeds received in connection with this transfer of advances were $149,342. As of December 31, 2004, there was $25,658 of capacity available under this facility. The $100,000 term note under this facility has a stated maturity of October 2013. The variable funding note has a stated maturity of November 2010. Under a match funding agreement that we entered into on December 20, 2001, we are eligible to finance advances on loans serviced for others up to a maximum debt balance of $200,000 at any one time. At December 31, 2004, we had $90,851 of match funded liabilities outstanding under this facility, which will mature in January 2006. The transfers of advances under these agreements did not qualify as sales for accounting purposes because we retain effective control of the advances. Accordingly, we report the advances transferred as match funded assets and the amount of proceeds we receive from the transfers as a secured borrowing with pledge of collateral.

        Securities Sold Under Agreements to Repurchase. We also obtain funds pursuant to securities sold under reverse repurchase agreements. Under these agreements, we sell securities (generally mortgage-backed and mortgage-related securities) under an agreement to repurchase such securities at a specified price at a later date. Reverse repurchase agreements have short-term maturities (typically 90 days or less) and are deemed to be financing transactions. All securities underlying reverse repurchase agreements are reflected as assets in our consolidated financial statements and are held in safekeeping by broker-dealers. We had no securities sold under agreements to repurchase at December 31, 2004.

        Debt Securities. Our debt securities at December 31, 2004 consisted of 10.875% Capital Securities due in 2027 with an outstanding balance of $56,249 and 3.25% Convertible Notes due in 2024 with an outstanding balance of $175,000.

        In July 2004 we issued the $175,000 of 3.25% Convertible Notes due 2024. The notes are convertible at the option of the holders, if certain conditions are met, into shares of our common stock. We have used 25% of the gross proceeds of the sale of the Convertible Notes to repurchase, in privately negotiated transactions concurrent with the private placement of the Convertible Notes, 4,850,000 shares of our common stock at a price of $9.02 per share. We have used the remaining proceeds, net of underwriting discount and other expenses, primarily to repay maturing deposits and other liabilities, increase our cash and invest in short-term AAA-rated securities.

RISK FACTORS

        There are a number of risk factors that relate to our business and that may directly or indirectly affect our results of operations and financial condition. A discussion of our principal risk factors appears under the caption "Overview of Risks and Related Critical Accounting Policies" on pages 13 to 21 of our 2004 Annual Report to Shareholders and is incorporated herein.

COMPETITION

        A discussion of competition as it relates to our primary core businesses appears under the caption "Risk Relating to Our Business" on pages 13 to 18 of our 2004 Annual Report to Shareholders and is incorporated herein by reference.

SUBSIDIARIES

        A list of our significant subsidiaries is set forth in Exhibit 21.0.

EMPLOYEES

        As of December 31, 2004, we had a total of 3,120 employees, of which 1,032 were in our United States facilities and 2,026 were in our India operations centers. We have developed our India operations centers over the past three years in order to benefit from the cost savings opportunities and quality workforce available in that country. We also had 62 employees in other countries at December 31, 2004.

        In the United States, our operations are concentrated in our headquarters in West Palm Beach, which had 357 employees as of December 31, 2004, and our operations center in Orlando, which had 645 staff members as of the same date. Our Orlando facility has the capacity to house 1,154 employees on a single shift. In addition, we had 30 employees at various other locations in the United States.

        In India, our operations are located in the cities of Bangalore and Mumbai. Of the 2,026 members of the staff in India as of December 31, 2004, 1,201 were in Bangalore and 825 were in Mumbai. Our India workforce can be summarized by business as follows:

    .   43% are engaged in activities for our Residential Loan Servicing business,
    .   22% support Business Process Outsourcing,
    .   14% support OTX and Technology Services,
    .   17% work in various other business units and
    . 4% represent various support functions, including Human Resources and Corporate Services, Accounting and Risk Management. Our employees are not represented by a collective bargaining agreement. We consider our employee relations to be satisfactory.

REGULATION

        U.S. financial institutions and their holding companies are extensively regulated under federal and state laws. The Bank is regulated and examined primarily by the OTS, which has substantial enforcement authority over the Bank. Because the Bank accepts deposits that are insured by the FDIC, the FDIC serves as a secondary federal banking regulator of the Bank. As such, it also has substantial enforcement authority over the Bank. These Federal banking regulators have the ability to assess civil monetary penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions for violations of laws and regulations and unsafe or unsound practices. As a result, our business can be materially affected by changes in our regulatory environment.

        If, as described under "General" we were to no longer control a federal savings bank, we would no longer be subject to federal banking regulations but would remain subject to certain federal, state and local consumer protection provisions. We also would become subject to regulation in a number of states as a mortgage service provider and/or as a debt collector. We have not previously operated our residential loan servicing business under such regulatory regimes and there can be no assurance that this transition would not result in additional costs or uncertainties that would have a material adverse effect on the profitability of our residential loan servicing business.

        Although not significant to current operations, BOK is licensed as a credit institution under the laws of the Federal Republic of Germany and is subject to supervision and regulation in that country.

THE HOLDING COMPANY

        Savings and Loan Holding Company. Ocwen Financial Corporation is a registered savings and loan holding company under the Home Owners' Loan Act ("HOLA"). As such, we have registered with the OTS and are subject to regulation, supervision and examination by the OTS. We are required to file periodic reports with the OTS on our business and activities. The OTS has the authority to review our activities and determine if any activity constitutes a serious risk to the financial soundness, safety, or stability of the Bank. If the OTS makes a determination that these risks exist, the OTS may place restrictions on our activities or the activities of our subsidiaries or affiliates. These restrictions may impact the ability of the Bank to pay dividends, to engage in transactions with us or our subsidiaries or affiliates and to engage in other banking activities.

        Restrictions on Acquisitions. Savings and loan holding companies and their affiliates are prohibited from acquiring more than 5% of the voting shares, or from acquiring control, of any other savings association or savings and loan holding company, without prior approval of the OTS. No person or entity can acquire a controlling interest in Ocwen Financial Corporation without receiving the approval of the OTS. Moreover, no other savings and loan holding company can acquire more than 5% of Ocwen's voting shares without the prior approval of the OTS.

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

        FDIC. The FDIC may terminate the deposit insurance of the Bank if the Bank engages in unsafe or unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the OTS or the FDIC. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Other than in connection with the completion of debanking as described in "General", we are aware of no existing circumstances that would result in termination of the Bank's deposit insurance.

        Regulatory Capital Requirements. Federal savings banks are subject to minimum capital requirements set forth by the OTS. The three capital requirements applicable to the Bank are discussed below.

        Leverage Capital Requirement. The minimum leverage capital requirement for most savings associations is a ratio of core capital to adjusted total assets of 4%. Core capital includes common shareholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain non-withdrawable accounts and pledged deposits. Deductions from core capital include certain intangibles, disallowed servicing assets and disallowed deferred tax assets. Adjusted total assets of a savings association are total assets as reported for consolidated entities on period-end reports in accordance with GAAP plus the prorated assets of any includible subsidiary in which the savings association has a minority ownership interest that is not consolidated under GAAP and any remaining qualifying supervisory goodwill, minus certain assets not includible in the applicable capital standard, investments in any includible subsidiary in which a savings association has minority interests investments in a subsidiary subject to consolidation.

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

        Prompt Corrective Action. Federal banking regulators have the authority to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The regulations establish five categories with varying degrees of regulators' powers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." At December 31, 2004, the Bank was a "well capitalized" institution under the prompt corrective action regulations of the OTS; however, this classification is for limited purposes and may not be indicative of the Bank's financial condition. The regulations also permit the appropriate Federal banking regulator to downgrade an institution to the next lower category under certain circumstances. Depending upon the capital category of an institution, the regulators' corrective powers may affect capital and stock distributions, limits on asset growth, acquisitions and new lines of business, transactions with affiliates, the ability to accept brokered deposits and changes in officers and directors, among other things.

        Qualified Thrift Lender Test. The Bank is required to meet the qualified thrift lender ("QTL") test set forth in the HOLA to avoid certain restrictions on their operations. Under the QTL test provisions, a savings institution must maintain at least 65% of portfolio assets in qualified thrift investments, which generally include loans, securities and other investments that are related to housing, small business and credit card lending. A savings bank that does not meet the QTL test must either convert to a bank charter or comply with the following restrictions on its operations:

    . The association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank,
    . The branching powers of the association shall be restricted to those of a national bank; and
    . Payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank.

        The Bank is currently and expects to remain in compliance with QTL standards.

        Restrictions on Capital Distributions. The Bank is required to file a notice with the OTS at least 30 days prior to paying a dividend, or making any payment to repurchase, redeem, retire or otherwise acquire debt instruments included in total risk-based capital (each a "capital distribution") if (a) it is not eligible for expedited treatment under the OTS application processing regulations, (b) the total amount of the Bank's capital distributions (including the proposed distribution) for the calendar year exceeds the Bank's net income for the year to date plus retained net income for the previous two years, (c) the Bank would not be "adequately capitalized" following the proposed capital distribution or (d) the proposed capital distribution would violate any applicable statute, regulation, or an agreement between the Bank and the OTS, or a condition imposed upon the Bank by an OTS-approved application or notice. The OTS may deny the Bank's application or disapprove the Bank's notice if the OTS determines that (a) the Bank will be "undercapitalized," "significantly undercapitalized" or "critically under capitalized," as defined in the OTS capital regulations, following the capital distribution, (b) the proposed capital distribution raises safety and soundness concerns or (c) the proposed capital distribution violates a prohibition contained in any statute, regulation or agreement between the Bank and the OTS or a condition imposed on the Bank in an application or notice approved by the OTS. The Bank is in compliance with these restrictions.

        Loan-To-One Borrower. The amount of loans and extensions of credit that may be extended by the Bank to any one borrower, including related entities, generally may not exceed 15% of the unimpaired capital and unimpaired surplus of the institution. Loans in an amount equal to an additional 10% of unimpaired capital and unimpaired surplus may be made to a borrower if the loans are fully secured by readily marketable collateral, which does not include real estate collateral. An institution's "unimpaired capital and unimpaired surplus" includes, among other things, the amount of its core capital and supplementary capital included in its total capital under OTS regulations. The Bank is currently in compliance with the loan-to-one borrower limitation.

        Affiliate Transactions and Tying. Transactions between the Bank and Ocwen Financial Corporation, OAC, OTX and their non-bank subsidiaries are subject to quantitative and qualitative restrictions. Such transactions with any one affiliate may not exceed 10% of the Bank's capital and surplus and with all affiliates in the aggregate may not exceed 20% of the Bank's capital and surplus. Certain such transactions (e.g., loans and guarantees) must meet collateralization requirements. A transaction between the Bank and its affiliate must be on terms and conditions at least as favorable to the Bank as those prevailing at the time for comparable transactions with non-affiliated companies. Savings banks are required to make and retain detailed records of transactions with affiliates. Additionally, the Bank is not permitted to make a loan or extension of credit to any affiliate unless the affiliate is engaged only in activities the Federal Reserve Board has determined to be permissible for bank holding companies. The Bank is also prohibited from purchasing or investing in securities issued by an affiliate, other than shares of a subsidiary. The Bank is currently and expects to remain in compliance with the affiliate transaction provisions.

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

        Insider Loans. Savings banks are also subject to various limitations and reporting requirements on loans to insiders. These limitations require, among other things, that all loans or extensions of credit to insiders (generally executive officers, directors or 10% stockholders of the institution) or their "related interests" be made on substantially the same terms (including interest rates and collateral) as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with the general public and not involve more than the normal risk of repayment or present other unfavorable features. The Bank currently has no insider loans.

        Gramm-Leach-Bliley Act. Title V of the Gramm-Leach-Bliley Act imposes consumer financial privacy restrictions on savings banks. These restrictions require a savings bank to safeguard non-public personal information of consumers; provide notices to consumers about an institution's privacy policies and practices and the about the right of consumers to opt-out of certain information sharing by savings banks. Also, these laws provide consumers a right to prevent a savings bank from disclosing non-public personal information about the consumer to non-affiliated third parties, with exceptions. The Bank currently is and expects to remain in compliance with applicable privacy provisions.

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

        Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires financial institutions regulated by the federal banking agencies to ascertain and help meet the credit needs of their delineated communities, including low- to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency assigns one of four possible ratings to an institution's CRA performance: outstanding, satisfactory, needs to improve and substantial noncompliance. The institution's regulator must consider its financial capacity and size, legal impediments, local economic conditions and demographics, including the competitive environment in which it operates. The most recent review of the Bank's CRA performance resulted in a "Satisfactory" rating from the OTS in 2002. Since 2002 the Bank has been evaluated as a wholesale institution. Wholesale institutions are a type of federal savings bank that is not in the business of extending home mortgage, small business, small farmer or consumer loans to retail customers and for which a designation as a wholesale savings association is in effect. As a wholesale institution for purposes of the CRA, the OTS assesses our record of helping to meet the credit needs of our assessment area through its community development lending, qualified investments, or community development services.

        USA PATRIOT Act. Among other requirements, the USA PATRIOT Act requires savings banks to establish an anti-money laundering program and imposes limitations and due diligence requirements on private banking accounts and correspondent accounts with certain foreign nationals and foreign institutions. Pursuant to the USA PATRIOT Act, the OTS has adopted regulations requiring depository institutions, such as the Bank, to adopt customer identification programs. The Bank has adopted an anti-money laundering program as well as a customer identification program and currently is and expects to remain in compliance with these laws.

        Supervisory Agreement with the OTS. On April 19, 2004, the Bank and the OTS entered into the Supervisory Agreement regarding various mortgage loan servicing and customer service practices. The Supervisory Agreement, among other things, requires that the Bank:

    . continue to maintain and further develop an Office of Consumer Ombudsman to address borrower issues in a timely and effective manner;
    . develop a "Borrower-Oriented Customer Service Plan" to set standards and goals for customer services, with input from one or more consumer-interest groups;
    . develop a "Consumer Dispute Resolution Initiative," to improve and expedite the resolution of consumer issues;
    . implement procedures regarding force-placed hazard insurance, by providing borrowers/customers the opportunity to respond to a notice that hazard insurance will be obtained on their behalf and at their expense if the customer does not have appropriate hazard insurance already in place;
    .   not impose fees relating to notice-of-default letters;
    . agree not to charge fees to delinquent borrowers for entering into forbearance agreements (i.e., formally agree to make certain payments on loan balances in lieu of foreclosure); and
    . provide borrowers and/or their attorneys/agents with itemized and complete written loan pay-off quotes within five business days, and ensuring that all fees and charges for the quotes are verified by the Bank prior to issuance, and if a payoff quote, exclusive of principal and interest, exceeds $1,000, to include conspicuous disclosure that a borrower may contact the Bank's Consumer Ombudsman or the OTS if a borrower has reason to dispute any of the charges.

        As required under the Supervisory Agreement, the Bank has established a compliance committee of three directors, all of whom are outside directors, to monitor and coordinate the Bank's compliance with the Supervisory Agreement as well as adherence with the practices adopted and implemented under the Supervisory Agreement. Each quarter the compliance committee will report to the Bank's board of directors with written progress reports detailing actions taken to comply with the provisions of the Supervisory Agreement and the results of those actions, and the Bank's board of directors will provide such reports to the OTS. Messrs. Lacy (Chairman), Korn and Wish serve as members of the compliance committee. The Bank also is providing the OTS with monthly reports summarizing information about the aggregate number and nature of any unresolved consumer complaints outstanding for 30 or more calendar days as of the last day of the preceding month. To date, the Bank has complied fully with each of its obligations under the Supervisory Agreement and is not aware of any reason why it would not be able to comply with the terms and conditions of the Supervisory Agreement in the future. The OTS continues to supervise and examine our compliance with the Supervisory Agreement and our mortgage loan servicing and customer service practices generally. If the OTS were to determine that we failed to comply with the Supervisory Agreement or otherwise were to find deficiencies in our mortgage servicing practices, the OTS could initiate an enforcement proceeding against the Bank, which could result in civil money penalties or the imposition of further requirements on the Bank's business practices.

BOK

        Bankhaus Oswald Kruber GmbH & Co. KG, or BOK, our German banking subsidiary, is licensed as a credit institution (Kreditinstitut) under the laws of the Federal Republic of Germany and is supervised and regulated in Germany by the German Federal Financial Supervisory Authority (Bundesanstalt fur Finanzdienstleistungsaufsicht - BaFin), the German Central Bank (Deutsche Bundesbank) and, in respect of minimum reserves on deposits, the European Central Bank.

        Under its license, BOK may engage in a number of traditional banking activities such as deposit and lending business, but also in investment banking, underwriting and securities trading transactions, both for its own account and for customers. BOK must conduct its banking activities in particular in accordance with the German Banking Act (Kreditwesengesetz), the German Securities Trading Act (Wertpapierhandelsgesetz) and the rules and regulations adopted thereunder. This legal framework reflects certain recommendations of the Basel Committee on Banking Regulations and Supervisory Practices at the Bank for International Settlements, as well as legislative acts adopted by the European Community.

        German regulatory requirements applicable to BOK concern in particular the maintenance of adequate regulatory capital and liquidity, the monitoring of, and limitations on, large credit exposures, limitations on equity and equity-like participations in other companies, the protection of depositors and the adoption of certain accounting standards and business practices. The German Federal Financial Supervisory Authority and the German Central Bank monitor the compliance of German banks such as BOK with the applicable German banking laws, rules and regulations largely upon the basis of extensive reporting requirements as well as through general and specific audits. BOK is in compliance in all material respects with the German regulatory requirements that are applicable to its business.

        The German Federal Financial Supervisory Authority has a wide range of means to investigate and enforce a bank's compliance with the German regulatory requirements. It may conduct audits on a random basis or for cause (even outside Germany, if the other jurisdiction permits the audit), it may require banks to furnish information and documents, and it may attend meetings of a bank's supervisory board or shareholders. If the German Federal Financial Supervisory Authority discovers any irregularities, it may remove a bank's managers from office or prohibit them from exercising their duties, it may prohibit a bank from distributing profits or extending credit, and, as an ultimate measure, it may revoke a bank's license and order the closure of the bank. The German Banking Act also entitles the German Federal Financial Supervisory Authority to take certain emergency measures if a bank is in danger of defaulting on its obligations to creditors or to avoid the insolvency of a bank.

SARBANES-OXLEY ACT OF 2002

        In response to the recent series of regulatory enactments in furtherance of the provisions of the Sarbanes-Oxley Act, we have taken actions including, but not limited to:

    .   Review of the responsibilities and reporting practices of our auditors,
    .   Development of questionnaires to identify potential conflicts of interest,
    .   Establishment of Disclosure Review and Nomination/Governance Committees,
    . Review of our procedures and policies with regard to independence of our board members serving on the Audit Committee and Audit Committee responsibilities consistent with Section 301 of the Act,
    .   Establishment of a Whistleblower Policy,
    .   Development of CEO and CFO certifications to accompany audit reports,
    . Review of procedures in place to avoid any improper influence on conduct of audits,
    . Update disclosures in periodic reports to conform with Section 401 of the Act,
    . Establishment of ethics policies identifying prohibited activities under the Act,
    .   Expedite insider reporting of transactions,
    .   Review of internal controls by management,
    .   Development of practices for real time disclosure of material events and
    .   Establishment of procedures for document retention and control.

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

        Examinations. The Internal Revenue Service agent has completed an examination of the Company's Federal income tax returns for the years 1998 through 2001 and has reviewed the tax years 1995 through 1997 and 2002 as result of carryback claims filed. The statute of limitations has run with respect to 1997 and all prior tax years. Thus, the Federal income tax returns for the years 1998 through 2000 (due to a waiver of the statute of limitations) and 2001 through 2003 are open for examination. We do not anticipate any material adjustments as a result of any examination, although there can be no assurances in this regard.

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

ITEM 2. PROPERTIES (Dollars in thousands)

        The following table sets forth information relating to our facilities at December 31, 2004:

                                                                                         Net Book Value of Property or
                                 Location                              Owned/Leased         Leasehold Improvements
        ----------------------------------------------------------     ------------      -----------------------------
        EXECUTIVE OFFICES:
            1675 Palm Beach Lakes Boulevard
            West Palm Beach, FL...................................        Leased                   $      1,367

        BANK MAIN OFFICE:
            2400 Lemoine Ave
            Fort Lee, NJ..........................................        Leased                   $          4

        SERVICING CENTERS:
            12650 Ingenuity Drive
            Orlando, FL...........................................        Owned                    $     21,087

            2650 Warrenville Road
            Chicago, IL...........................................        Leased                   $         --

        SOFTWARE DEVELOPMENT AND SERVICING OPERATIONS CENTER:
            Salarpuria Arena
            24 Hosur Luskar Road
            Bangalore, India......................................        Leased                   $        891

            Salarpuria Adonis
            3/1 Kolar Road, Sarvagna Nagar, Ward No. 85
            Binnamangala, Bangalore, India........................        Leased                   $         --

            Spectrum Towers
            Mind Space Business District
            Link Road, Malad West
            Mumbai, India.........................................        Leased                   $         61

        GSS OFFICES:
        Taiwan office:
            Taipei World Trade Center
            333 Keelung Road
            Taipei, Taiwan........................................        Leased                   $         36

        Japan office:
            SK Building
            3F 2-7-4 Nishi-Shinbashi
            Tokyo, Japan..........................................        Leased                   $         12

        China office:
            China World Tower 1
            No. 1 Jian Guo Men Wai Avenue
            Beijing, Peoples' Republic of China...................        Leased                   $         19

        Canada office:
            111 Richmond Street West, Suite 1202
            Toronto, Ontario, Canada..............................        Leased                   $          5

        Germany office:
            Bonifaziusturm B, 21st Floor, Erthalstrasse 1
            D-55118 Mainz, Germany................................        Leased                   $         --

        BOK OFFICES:
        Berlin office:
            Bondickstrasse 22
            13469 Berlin, Germany.................................        Leased                   $         --

        Frankfurt office:
            Mainzer Landstrasse 16
            60325 Frankfurt, Germany..............................        Leased                   $         --

ITEM 3. LEGAL PROCEEDINGS (Dollars in thousands)

        A description of material pending or recently settled legal proceedings to which OCN or its subsidiaries are a party follows:

        OCN and certain of its affiliates, including the Bank, have been named as defendants in purported class action lawsuits brought in various federal and state courts challenging the Bank's mortgage servicing practices. On April 13, 2004 the United States Judicial Panel on Multi-District Litigation granted our petition to transfer and consolidate a number of the lawsuits into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the "MDL Proceeding"). Additional similar lawsuits have been brought in other courts, some of which have been or may be transferred and consolidated in the MDL Proceeding.

        The MDL Proceeding currently includes the following actions in which OCN and/or the Bank are defendants:

(1) Patricia Antoine, et al v. Ocwen Federal Bank FSB, et al., case No. C-03-5503 (N.D.Cal.)
(2)     Deborah Bush v. Ocwen Federal Bank FSB, et al.,
        Case No. 7:04-cv-02827 (N.D.Ala.)
(3)     Carolyn P. Calhoun v. Ocwen Federal Bank FSB, et al.,
        Case No. 4:04-cv-00293 (N.D.Miss.)
(4)     Ralph Carreon Jr., et al. v. Ocwen Federal Bank FSB,
        Case No. 5:03-5151 (Bankr. W.D.Tex.)
(5)     Stevie Cooper, et al. v. Ocwen Federal Bank FSB, et al.,
        Case No. 1:04-cv-00639 (S.D.Ala.)
(6)     Mary Crosby v. Ocwen Federal Bank FSB, et al.,
        Case No. 5:04-cv-02828 (N.D.Ala.)
(7)     Billy M. Dockery, et al. v. Ocwen Federal Bank FSB, et al.,
        Case No. 7:04-cv-02830 (N.D.Ala.)
(8)     Thomas B. Doherty v. Ocwen Federal Bank FSB, et al.,
        Case No. 04-cv-04880 (D.Minn.)
(9) Unnatiben Gandabhai, et al. v. Ocwen Federal Bank FSB, et al., Case No. 3:04-2582 (N.D.Cal.)
(10)    Lizzie Hannah, et al. v. Ocwen Federal Bank FSB, et al.,
        Case No. 7:04-cv-02833 (N.D.Ala.)
(11)    Kweku Hanson, et al v. Ocwen Federal Bank FSB, et al.,
        Case No. 02-CV-860 (D.Conn.)
(12)    William Hearn, et al v. Ocwen Federal Bank FSB, et al.,
        Case No. C-04-0291 (E.D.Cal.)
(13)    Stephanie Hunter, et al. v. Ocwen Federal Bank FSB, et al.,
        Case No. 2:04-cv-02864 (N.D.Ala.)
(14)    Lula M. Jackson, et al v. Ocwen Federal Bank FSB, et al.,
        Case No. C-03-0743 (N.D.Cal.)
(15)    Freddie Jones v. Ocwen Federal Bank FSB, et al.,
        Case No. 4:04-cv-00294 (N.D.Miss.)
(16)    Marion Long v. Ocwen Federal Bank FSB, et al.,
        Case No. 7:04-cv-02852 (N.D.Ala.)
(17)    Allie M. Maddox, et al v. Ocwen Federal Bank FSB, et al.,
        Case No. CV-03-9515 (C.D.Cal.)
(18)    Jeannette E. Martinez v. Ocwen Federal Savings Bank FSB,
        Case No. 1:04-296 (D.N.M.)
(19) Michele McAuliffe, et al. v. U.S. Bank, N.A. as Trustee., et al., Case No. 03-C-1103 (N.D. Ill.)
(20)    George McDonald v. Ocwen Financial Corp., et al.,
        Case No. 1:04-03673 (N.D.Cal.)
(21)    Al McZeal v. Ocwen Federal Bank FSB, et al.,
        Case No. 4:04-1576 (S.D.Tex.)
(22)    Delores B. Moore v. Ocwen Federal Bank FSB, et al.,
        Case No. 2:04-2612 (E.D. Pa.)
(23)    Timothy Napier, et al. v. Ocwen Federal Bank FSB, et al.,
        Case No. 2:03-174 (E.D.Wash.)
(24)    William A. Soto, et al v. Ocwen Federal Bank FSB, et al.,
        Case No. 02-C-6818 (N.D.Ill.).
(25) Geneva Spires, et al v. Ocwen Financial Services, Inc., et al., Case No. C-03-5600 (N.D.Cal.)
(26)    Maggie Williams, et al. v. Ocwen Federal Bank FSB, et al.,
        Case No. 4:04-cv-02869 (N.D.Ala.)
(27)    Thomas Wright, et al. v. Ocwen Federal Bank FSB, et al.,
        Case No. 1:04-cv-00638 (S.D.Ala.)

        On August 23, 2004, plaintiffs filed a Consolidated Complaint, setting forth claims contained in lawsuits consolidated in the MDL Proceeding. Those claims variously involve alleged violations of federal statutes, including the Real Estate Settlement Procedures Act and Fair Debt Collection Practices Act, and state deceptive trade practices statutes, and assert common law claims. The claims are based on various allegations of improper servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees and property inspection fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While some of the individual lawsuits had set forth specific damage allegations (e.g., the Gandabhai complaint (item 9 above) claimed actual damages of $61; the Hanson complaint (item 11 above) claimed actual damages of $150,000 and punitive and exemplary damages of $1,500,000; the various Alabama and Mississippi cases generally alleged damages less than $75 (items 2, 3, 5, 6, 7, 10, 13, 15, 16, 26 and 27 above)), the Consolidated Complaint in the MDL Proceeding does not set forth any specific amounts of claimed damages. The absense of any specification of damages in the Consolidated Complaint does not, however, preclude plaintiffs in the MDL Proceeding from requesting leave from the court to amend the Consolidated Complaint or from otherwise seeking damages should the matter proceed to trial.

        On September 30, 2004, the Ocwen defendants filed various motions to dismiss, for summary judgment, to strike class allegations and to stay discovery. Briefing on these motions has recently closed. Discovery in the MDL Proceeding has been stayed pending resolution of the motions. No motion for class certification has been submitted by plaintiffs, and the Court has not indicated when any such motion would be permitted to be filed.

        We cannot currently determine the ultimate outcome of the MDL Proceeding or the other matters described above and have not established a reserve in respect thereof. We believe the allegations in the MDL Proceeding and the other matters described above are without merit and will continue to vigorously defend against them.

        On November 3, 2004, the trial judge in litigation brought by Cartel Asset Management, Inc. ("Cartel") against OCN, the Bank and OTX in federal court in Denver, Colorado entered final judgment in the amount of $520 against OTX and nominal damages of two dollars against the Bank. No damages were entered against OCN. By the November 3, 2004 order, the judge reduced a prior jury verdict in the amount of $9,320 after trial on this matter involving allegations of misappropriation of trade secrets and contract-related claims brought by a former vendor. The litigation does not relate to our core Residential Loan Servicing business practices. Notwithstanding the nominal damage award against the Bank, it was assessed a statutory award to Cartel of attorneys' fees in an additional amount of $170, and the Bank and OTX were further assessed costs in the amount of $9. Cartel and defendants are pursuing cross-appeals in the United States Court of Appeals for the Tenth Circuit. A reserve of $1,000 had been established for this matter. We intend to continue to vigorously defend this matter.

        On February 8, 2005, a jury in Circuit Court for Palm Beach County, Florida returned verdicts of $1,000 and $1,056 in compensatory damages in favor of two former employees of the Bank in a lawsuit against OCN and the Bank. The jury rejected plaintiffs' request for punitive damages. The plaintiffs brought claims under the Florida Civil Rights Act, the Florida Whistleblower Act and state tort law, arising out of an alleged invasion of privacy and related incidents allegedly committed by other former employees of the Bank in 1998 for which plaintiffs sought to hold the Ocwen defendants vicariously liable. We believe the verdicts, which have not yet been reduced to final judgments, are against the weight of evidence and contrary to law. Defendants have filed motions for a new trial and/or remittitur and, if necessary, will take an appeal to the Florida Court of Appeals for the Fourth District. We intend to continue to vigorously defend this matter.

        On February 28, 2005, a jury in County Court for Nueces County, Texas, returned a verdict of $140 in compensatory and statutory damages in favor of two borrowers whose mortgage loan was serviced by the Bank in a lawsuit arising out of a disputed foreclosure. The jury rejected plaintiffs' request for punitive damages. The verdict included $2,900 for plaintiffs' attorneys' fees, an amount, which we believe is unsupported by the evidence and impermissibly excessive under the controlling legal authorities. The verdict has not yet been reduced to a final judgment. We are pursuing post-trial motions seeking to set aside or substantially reduce the attorneys' fees award and, if necessary, will take an appeal on that issue and perhaps other issues to the Texas Court of Appeals for the Thirteenth Judicial District. We intend to continue to vigorously defend this matter.

        In light of the above-referenced developments in the Florida and Texas matters, we have established a reserve of $3,000 in 2004.

        On March 9, 2005, the Bank was served with a complaint filed in Superior Court for Los Angeles County, California, by Banco Popular North America, successor by merger to Quaker City Bank ("Banco Popular"), which claims to be a holder of residual interest in two mortgage loan trusts for which the Bank provides loan servicing. In this lawsuit, Banco Popular challenges the Bank's fee charges for recoveries on charged-off loans. The complaint variously alleges breach of contract, conversion, breach of fiduciary duty and fraud, and seeks declaratory and equitable relief, along with claimed compensatory damages in excess of $3,000 and punitive damages in an unspecified amount. We believe the allegations are without merit and will vigorously defend this matter.

        OCN and the Bank are also subject to various other pending legal proceedings. In our opinion, the resolution of these other proceedings will not have a material effect on our financial condition, results of operations or cash flows.

        We continuously monitor the status of our litigation, including advice from external legal counsel, and perform periodic assessments of our litigation for potential accrual of litigation reserves and disclosure. We accrue a litigation reserve when it is probable that a liability had been incurred and the amount of loss can be reasonably estimated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        Information required by this Item appears under the caption "Shareholder Information" on page 115 of our 2004 Annual Report to Shareholders and under the caption "Security Ownership of Certain Beneficial Owners and Related Stockholder Matters - Equity Compensation Plan Information" in our 2005 Proxy Statement and is incorporated herein by reference.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        Information required by this Item appears under the caption "Selected Consolidated Financial Information" on pages 10 to 12 of our 2004 Annual Report to Shareholders and is incorporated herein by reference. See Item 8 below and
Part IV, Item 15 regarding our consolidated financial statements and notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Information required by this Item appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 to 64 of our 2004 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information required by this Item appears under the captions "Asset and Liability Management" on pages 56 to 60, "Note 1: Summary of Significant Accounting Policies" on pages 73 to 82 and "Note 18: Derivative Financial Instruments" on pages 96 to 97 of our 2004 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Information required by this Item appears on pages 66 to 114 in our 2004 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures. The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective and are reasonably designed to ensure that all material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

        Status of Management's Report on Internal Control over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company is in the process of conducting an evaluation of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        The Company's evaluation of its internal control over financial reporting has not yet been completed. In connection with this process, the Company has identified certain significant deficiencies that have been or are being remediated. There can be no assurance that as a result of the ongoing evaluation of internal control over financial reporting, additional deficiencies will not be identified or that any deficiencies identified, either alone or in combination with others, will not be considered a material weakness.

        Pursuant to Securities and Exchange Commission Release No. 34-50754, which, subject to certain conditions, provides up to 45 additional days beyond the due date of this Form 10-K for the filing of management's annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K, and the related attestation report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K, management's report on internal control over financial reporting and the associated report on the audit of management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, are not filed herein and are expected to be filed no later than May 2, 2005.

        Changes in Internal Control over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

        Limitations on the Effectiveness of Controls. The Company's management, including the Chief Executive Officer and Acting Chief Financial Officer, does not expect that the Company's disclosure controls or the Company's internal control over financial reporting will prevent all errors and all fraud.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER

        There was no information required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K that was not so reported.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 17, 2005 and as filed with the Commission on or about March 16, 2005 (the "2005 Proxy Statement") under the captions "Election of Directors - Nominees for Director," "Executive Officers Who Are Not Directors," "Board of Directors and Corporate Governance - Committees of the Board of Directors - Audit committee", "Security Ownership of Certain Beneficial Owners and Related Stockholder Matters - Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors and Corporate Governance - Code of Ethics" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information contained in our 2005 Proxy Statement under the captions "Executive Compensation," "Board of Directors Compensation" and "Comparison of Cumulative Total Return" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information contained in our 2005 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Related Stockholder Matters
- Beneficial Ownership of Common Stock" and "Security Ownership of Certain Beneficial Owners and Related Stockholder Matters - Equity Compensation Plan Information" are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is included in our 2005 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Certified Public Accounting Firm" and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES and REPORTS ON FORM 8-K

(a) 1 & 2 Financial Statements and Schedules. The following Consolidated Financial Statements of Ocwen Financial Corporation and Report of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm, are incorporated herein by reference from pages 66 to 114 of our Annual Report to Shareholders:

          Report of Independent Registered Certified Public Accounting Firm

          Consolidated Statements of Financial Condition at December 31, 2004 and 2003

          Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004

          Consolidated Statements of Changes in Shareholders' Equity for each of the three years in the period ended December 31, 2004

          Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2004

          Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

          Notes to Consolidated Financial Statements

          Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(a) 3     EXHIBITS.

          2.1 Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
          3.1  Amended and Restated Articles of Incorporation (2)
          3.2  Amended and Restated Bylaws (3)
          4.0  Form of Certificate of Common Stock (2)
          4.1  Certificate of Trust of Ocwen Capital Trust I (4)
          4.2  Amended and Restated Declaration of Trust of Ocwen Capital
                Trust I (4)
          4.3  Form of Capital Security of Ocwen Capital Trust I (included in
                Exhibit 4.4) (4)
          4.4 Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (4)
          4.5 Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (included in Exhibit 4.6) (4)
          4.6 Form of Guarantee of OCN relating to the Capital Securities of Ocwen Capital Trust I (4)
          4.7 Registration Rights Agreement dated as of July 28, 2004, between OCN and Jeffries & Company Inc. (5)
          4.8 Indenture dated as of July 28, 2004, between OCN and the Bank of New York Trust Company, N.A., as trustee (5)
          10.1 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (6)
          10.2 Ocwen Financial Corporation 1998 Annual Incentive Plan (7)
          10.3 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors (8)
          10.4 Indemnity agreement, dated August 24, 1999, among OCN and OAC's directors (9)
          10.5 Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (9)
          10.6 First Amendment to Agreement, dated March 30, 2000 between HCT Investments, Inc. and OAIC Partnership I, L.P. (9)
          10.7 Ocwen Financial Corporation Deferral Plan for Directors dated March 7, 2005 (filed herewith)
          11.1 Computation of earnings per share (10)
          12.1 Ratio of earnings to fixed charges (filed herewith)
          13.1 Excerpts from the Annual Report to Shareholders for the year ended December 31, 2004 (filed herewith)
          21.0 Subsidiaries (filed herewith)
          23.0 Consent of PricewaterhouseCoopers LLP (filed herewith)
          31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
          31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

 (5) Incorporated by reference from the similarly described exhibit included with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

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

(10) Incorporated by reference from "Note 17: Basic and Diluted Earnings per Share" on page 95 of our 2004 Annual Report to Shareholders.

(b)       REPORTS ON FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 2004

 (1) A Form 8-K was filed by OCN on October 21, 2004, which contained a news release announcing our 2004 third quarter results and certain other information.

 (2) A Form 8-K was filed by OCN on November 30, 2004, which announced the application by Ocwen Federal Bank to the OTS for Voluntary Dissolution pursuant to 12 C.F.R. Section 546.4.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                             OCWEN FINANCIAL CORPORATION

                                             By: /s/ WILLIAM C. ERBEY
                                             -----------------------------------
                                             William C. Erbey
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (duly authorized representative)

Date:   March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/  WILLIAM C. ERBEY                                    Date: March 16, 2005
-------------------------------------------------
     William C. Erbey, Chairman of the
     Board and Chief Executive Officer
     (principal executive officer)

/s/  RONALD M. FARIS                                     Date: March 16, 2005
-------------------------------------------------
     Ronald M. Faris, President and Director

/s/  RONALD J. KORN                                      Date: March 16, 2005
-------------------------------------------------
     Ronald J. Korn, Director

/s/  WILLIAM H. LACY                                     Date: March 16, 2005
-------------------------------------------------
     William H. Lacy, Director

/s/  W. MICHAEL LINN                                     Date: March 16, 2005
-------------------------------------------------
     W. Michael Linn, Executive Vice President
     and Director

/s/  W.C. MARTIN                                         Date: March 16, 2005
-------------------------------------------------
     W.C. Martin, Director

/s/  BARRY N. WISH                                       Date: March 16, 2005
-------------------------------------------------
     Barry N. Wish, Director

/s/  ROBERT J. LEIST, JR.                                Date: March 16, 2005
-------------------------------------------------
     Robert J. Leist, Jr., Vice President &
     Chief Accounting Officer and
     Acting Chief Financial Officer
     (principal financial and accounting officer)