Form 10-K/A
period 2004-12-31
OCWEN FINANCIAL CORP
filed 2005-05-02
CIK 873860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from: _____________ to _____________


                           Commission File No. 1-13219


                           OCWEN FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in our charter)


            Florida                                             65-0039856
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


  1661 Worthington Road, Suite 100
      West Palm Beach, Florida                                    33409
---------------------------------------                         ----------
(Address of principal executive office)                         (Zip Code)


                                 (561) 682-8000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


      Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value               New York Stock Exchange (NYSE)
----------------------------         ------------------------------------------
    (Title of each class)            (Name of each exchange on which registered)


  Securities registered pursuant to Section 12 (g) of the Act: Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No[ ]

Aggregate market value of the Common Stock, $0.01 par value, held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the NYSE as of the close of business on June 30, 2004: $489,840,417 (for purposes of this calculation affiliates include only directors and executive officers of the registrant).

Number of shares of Common Stock, $0.01 par value, outstanding as of March 10, 2005: 62,750,904 shares

DOCUMENTS INCORPORATED BY REFERENCE:  None.

================================================================================

                           OCWEN FINANCIAL CORPORATION
                         2004 FORM 10-K/A ANNUAL REPORT
                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                                                            ----

Item 9A   Controls and Procedures............................................ 2

Signatures................................................................... 5

Item 15.  Exhibits .......................................................... 6

                                EXPLANATORY NOTE

         Ocwen Financial Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to amend Item 9A (Controls and Procedures) pursuant to Securities and Exchange Commission ("SEC") Release No. 34-50754. SEC Release No. 34-50754, subject to certain conditions, provides up to forty-five additional days beyond the due date of the original Form 10-K filing for the filing of Management's Report on Internal Control Over Financial Reporting and the related report of the Company's independent registered certified public accounting firm. In addition, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the consent of the Company's independent registered certified public accounting firm, filed as exhibits to our original filing, have been updated and re-filed in this Form 10-K/A.

         Except for the amendments described above, this Form 10-K/A does not modify or update disclosures in, or exhibits to, the original Form 10-K filing.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective and are reasonably designed to ensure that all material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management's Report on Internal Control over Financial Reporting

         The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

         Under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer and Acting Chief Financial Officer, the Company has conducted an evaluation of its internal control over financial reporting as of December 31, 2004, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on that evaluation, the Company's management concluded that, as of December 31, 2004, its internal control over financial reporting is effective based on criteria established in Internal Control-Integrated Framework issued by the COSO.

         Management has excluded Bankhaus Oswald Kruber KG ("BOK") and Ocwen Fulfillment Operations LLC ("OFO") from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired through purchase business combinations during 2004. BOK and OFO are wholly-owned subsidiaries whose combined total assets and total revenues represent 1.8% and 0.07%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

         Management's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers, LLP, an independent registered certified public accounting firm, as stated in their report which appears herein.

Limitations on the Effectiveness of Controls

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

Changes in Internal Control over Financial Reporting

         There have not been any changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

[GRAPHIC OMITTED]
PricewaterhouseCoopers
--------------------------------------------------------------------------------
                                                  PricewaterhouseCoopers LLP
                                                  222 Lakeview Avenue
                                                  Suite 360
                                                  West Palm Beach, FL 33401-6136
                                                  Telephone (561) 832 0038
                                                  Facsimile (561) 805 8181

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Ocwen Financial Corporation:

In our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that Ocwen Financial Corporation (the "Company") maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Bankhaus Oswald Kruber KG ("BOK") and Ocwen Fulfillment Operations LLC ("OFO") from its assessment of internal control over financial reporting as of December 31, 2004 because BOK and OFO were acquired by the Company in purchase business combinations during 2004. We have also excluded BOK and OFO from our audit of internal control over financial reporting. BOK and OFO are wholly-owned subsidiaries whose total combined assets and total revenues represent 1.8% and 0.07%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Ocwen Financial Corporation at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, and in our report, which contains an explanatory paragraph relating to the Company's change in its method of accounting for goodwill and intangible assets and its classification of Capital Securities as described in Note 1 to the consolidated financial statements, dated March 15, 2005, we expressed an unqualified opinion thereon.

PricewaterhouseCoopers LLP
West Palm Beach, Florida
May 2, 2005

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.


                                       OCWEN FINANCIAL CORPORATION

                                       By: /s/ WILLIAM C. ERBEY
                                           -------------------------------------
                                           William C. Erbey
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Duly authorized representative)

Date:  May 2, 2005

                                 EXHIBIT INDEX



Exhibit No.     Document
-----------     --------

23.0            Consent of PricewaterhouseCoopers LLP
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002