Form 10-Q
period 2005-03-31
OCWEN FINANCIAL CORP
filed 2005-05-10
CIK 873860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-13219

                           Ocwen Financial Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Florida                                                65-0039856
---------------------------------                           ------------------
  (State or other jurisdiction                               (I.R.S. Employer
Of incorporation or organization)                           Identification No.)

        1661 Worthington Road, Suite 100, West Palm Beach, Florida 33409
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Number of shares of Common Stock, $0.01 par value, outstanding as of May 5, 2005: 62,750,904 shares.

================================================================================

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)..............   3

        Consolidated Statements of Financial Condition at
        March 31, 2005 and December 31, 2004...............................   3

        Consolidated Statements of Operations for the Three Months Ended
        March 31, 2005 and 2004............................................   4

        Consolidated Statements of Comprehensive Income (Loss) for the
        Three Months Ended March 31, 2005 and 2004.........................   5

        Consolidated Statement of Changes in Stockholders' Equity
        for the Three Months Ended March 31, 2005..........................   6

        Consolidated Statements of Cash Flows for the Three Months Ended
        March 31, 2005 and 2004............................................   7

        Notes to Consolidated Financial Statements.........................   9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................  21

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........  46

Item 4. Controls and Procedures............................................  50

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................  51

Item 6. Exhibits...........................................................  51

Signature..................................................................  53

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Dollars in thousands, except share data)

                                                                                               March 31,    December 31,
                                                                                                 2005          2004
                                                                                             ------------   ------------
ASSETS
    Cash and amounts due from depository institutions ....................................   $    107,227   $    168,799
    Interest earning deposits ............................................................        113,306        119,052
    Trading securities, at fair value
      Investment grade ...................................................................         75,104         86,215
      Subordinates and residuals .........................................................         37,363         39,527
    Match funded assets (including advances on loans serviced for others of $266,281
     and $276,626) .......................................................................        269,959        280,760
    Advances on loans and loans serviced for others ......................................        232,261        240,430
    Mortgage servicing rights ............................................................        135,274        131,409
    Receivables ..........................................................................        135,468        126,719
    Real estate ..........................................................................          9,450         18,732
    Affordable housing properties ........................................................          4,968          5,641
    Loans (net of allowance for loan losses of $4,350 and $4,546) ........................          8,575          3,792
    Premises and equipment ...............................................................         39,066         37,440
    Other assets .........................................................................         66,568         68,977
                                                                                             ------------   ------------
      Total assets .......................................................................   $  1,234,589   $  1,327,493
                                                                                             ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES
      Deposits ...........................................................................   $    199,530   $    301,299
      Escrow deposits ....................................................................        121,499        125,977
      Match funded liabilities ...........................................................        222,437        244,327
      Lines of credit and other secured borrowings .......................................         91,089         50,612
      Debt securities ....................................................................        231,249        231,249
      Accrued liabilities ................................................................         34,278         42,391
                                                                                             ------------   ------------
        Total liabilities ................................................................        900,082        995,855
                                                                                             ------------   ------------
    Minority interest in subsidiaries ....................................................          1,581          1,530

    COMMITMENTS AND CONTINGENCIES (NOTE 8)

    STOCKHOLDERS' EQUITY
      Common stock, $.01 per value; 200,000,000 shares authorized; 62,750,904 and
       62,739,478 shares issued and outstanding ..........................................            628            627
      Additional paid-in capital .........................................................        181,464        181,336
      Retained earnings ..................................................................        150,520        148,133
      Accumulated other comprehensive income (loss), net of taxes ........................            314             12
                                                                                             ------------   ------------
      Total stockholders' equity .........................................................        332,926        330,108
                                                                                             ------------   ------------
        Total liabilities and stockholders' equity .......................................   $  1,234,589   $  1,327,493
                                                                                             ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

For the three months ended March 31,                                                             2005           2004
------------------------------------------------------------------------------------------   ------------   ------------
REVENUE
    Servicing and related fees ...........................................................   $     45,389   $     42,291
    Vendor management fees ...............................................................         10,881         13,003
    Gain (loss) on trading securities, net ...............................................         (1,397)          (643)
    Valuation gains (losses) on real estate ..............................................             89         (1,851)
    Gain (loss) on sales of real estate ..................................................             34           (541)
    Operating income (losses) from real estate ...........................................           (174)             8
    Other income .........................................................................          1,884          6,621
                                                                                             ------------   ------------
        Non-interest revenue .............................................................         56,706         58,888
                                                                                             ------------   ------------
    Interest income ......................................................................          6,332          4,605
    Interest expense .....................................................................          8,440          7,802
                                                                                             ------------   ------------
        Net interest income (expense) before provision for loan losses ...................         (2,108)        (3,197)
    Provision for loan losses ............................................................              4           (531)
                                                                                             ------------   ------------
        Net interest income (expense) after provision for loan losses ....................         (2,112)        (2,666)
                                                                                             ------------   ------------
           Total revenue .................................................................         54,594         56,222
                                                                                             ------------   ------------
NON-INTEREST EXPENSE
    Compensation and employee benefits ...................................................         24,371         22,033
    Occupancy and equipment ..............................................................          4,242          3,997
    Technology and communication costs ...................................................          7,399          6,669
    Loan expenses ........................................................................          5,712          7,927
    Loss (gain) on investments in affordable housing properties ..........................            642            (38)
    Professional services and regulatory fees ............................................          4,721          5,825
    Other operating expenses .............................................................          4,570          3,036
                                                                                             ------------   ------------
        Non-interest expense .............................................................         51,657         49,449
                                                                                             ------------   ------------
Income (loss) before income taxes ........................................................          2,937          6,773
Income tax expense (benefit) .............................................................            550             11
                                                                                             ------------   ------------
    Net income (loss) ....................................................................   $      2,387   $      6,762
                                                                                             ============   ============
EARNINGS (LOSS) PER SHARE
    Basic ................................................................................   $       0.04   $       0.10
    Diluted ..............................................................................   $       0.04   $       0.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic ................................................................................     62,743,287     67,762,414
    Diluted ..............................................................................     64,018,882     69,093,785

        The accompanying notes are an integral part of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in Thousands)

For the three months ended March 31,                                                             2005           2004
------------------------------------------------------------------------------------------   ------------   ------------
Net income (loss) ........................................................................   $      2,387   $      6,762
Other comprehensive income (loss), net of taxes:
Change in unrealized foreign currency translation adjustment arising during
 the period (1) ..........................................................................            302            (46)
                                                                                             ------------   ------------
Comprehensive income (loss) ..............................................................   $      2,689   $      6,716
                                                                                             ============   ============

(1) Net of tax benefit (expense) of $(178) and $1,329 for the three months ended March 31, 2005 and 2004, respectively.

        The accompanying notes are an integral part of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005
                             (Dollars in thousands)

                                                                                                         Accumulated
                                                                                                            Other
                                                          Common Stock       Additional                 Comprehensive
                                                     ---------------------    Paid-in      Retained    Income (Loss),
                                                       Shares      Amount     Capital      Earnings     Net of Taxes       Total
                                                     ----------   --------   ----------   ----------   ---------------   ----------
Balances at December 31, 2004 ....................   62,739,478   $    627   $  181,336   $  148,133   $            12   $  330,108
Net income .......................................           --         --           --        2,387                --        2,387
Issuance of restricted common stock
 awards to employees and directors ...............        2,195         --           46           --                --           46
Exercise of common stock options .................        9,231          1           82           --                --           83
Other comprehensive income (loss), net of taxes...           --         --           --           --               302          302
                                                     ----------   --------   ----------   ----------   ---------------   ----------
Balances at March 31, 2005 .......................   62,750,904   $    628   $  181,464   $  150,520   $           314   $  332,926
                                                     ==========   ========   ==========   ==========   ===============   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

For the three months ended March 31,                                                             2005           2004
------------------------------------------------------------------------------------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ........................................................................   $      2,387   $      6,762
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
    Net cash provided by trading activities ..............................................         12,010          3,179
    Premium amortization (discount accretion) on securities, net .........................            167           (420)
    Amortization of servicing rights .....................................................         25,115         25,661
    Depreciation and other amortization ..................................................          3,269          3,992
    Provision for loan losses ............................................................              4           (531)
    Valuation (gains) losses on real estate ..............................................            (89)         1,851
    (Gain) loss on trading and match funded securities ...................................          1,397            643
    Provision for losses on affordable housing properties ................................            721             --
    (Gain) loss on sale of real estate ...................................................            (34)           541
    (Increase) decrease in advances and match funded advances on loans and loans
     serviced for other ..................................................................         18,514         43,448
    (Increase) decrease in receivables and other assets, net .............................         (3,908)        (9,298)
    Increase (decrease) in accrued liabilities, net ......................................        (10,082)        (8,943)
    Other ................................................................................            923         (2,259)
                                                                                             ------------   ------------
Net cash provided (used) by operating activities .........................................         50,394         64,626
                                                                                             ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Principal payments received on match funded loans ....................................            289          1,676
    Acquisitions of match funded loans ...................................................             --         (7,119)
    Purchase of mortgage servicing rights ................................................        (28,980)       (11,242)
    Principal payments received on loans .................................................            296         11,253
    Purchases, originations and funded commitments of loans, net .........................           (146)       (15,898)
    Capital improvements to real estate ..................................................
    Proceeds from sale of real estate ....................................................             --         18,910
    Additions to premises and equipment ..................................................         (3,457)        (4,487)
    Proceeds from the sale of subsidiary .................................................          1,905             --
                                                                                             ------------   ------------
Net cash provided (used) by investing activities .........................................        (30,093)        (6,907)
                                                                                             ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in deposits and escrow deposits ..................................       (106,247)        66,087
    Proceeds from (repayment of) lines of credit and other secured borrowings, net .......         40,477        (50,857)
    Proceeds from (repayment of) match funded liabilities, net ...........................        (21,891)        12,772
    Exercise of common stock options .....................................................             42          1,988
                                                                                             ------------   ------------
Net cash provided (used) by financing activities .........................................        (87,619)        29,990
                                                                                             ------------   ------------
Net increase (decrease) in cash and cash equivalents .....................................        (67,318)        87,709
Cash and cash equivalents at beginning of period .........................................        287,851        229,930
                                                                                             ------------   ------------
Cash and cash equivalents at end of period ...............................................   $    220,533   $    317,639
                                                                                             ============   ============
CASH AND CASH EQUIVALENTS AT END OF PERIOD
Cash and amounts due from depository institutions ........................................   $    107,227   $    311,655
Interest-earning deposits ................................................................        113,306          5,984
                                                                                             ------------   ------------
                                                                                             $    220,533   $    317,639
                                                                                             ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)

For the three months ended March 31,                                                             2005           2004
------------------------------------------------------------------------------------------   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
    Interest .............................................................................   $     11,908   $      9,917
    Income tax refunds (payments) ........................................................            (24)           (66)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Assumption of line of credit by purchaser of real estate .............................   $         --   $     20,000
    Equipment acquired through capital leases ............................................          1,312             --
SALE OF SUBSIDIARY
    Fair value of subsidiary sold ........................................................   $      9,200   $         --
    Financing to buyer ...................................................................         (4,863)            --
    Due from buyer for hold back .........................................................         (2,432)            --
                                                                                             ------------   ------------
    Net cash received for subsidiary sold ................................................   $      1,905   $
                                                                                             ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                             (Dollars in thousands)

NOTE 1 BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The interim consolidated financial statements of Ocwen Financial Corporation ("OCN") include the accounts of OCN and its subsidiaries. OCN owns directly and indirectly all of the outstanding common and preferred stock of its primary subsidiaries, Ocwen Federal Bank FSB (the "Bank"), Investors Mortgage Insurance Holding Company, Ocwen Technology Xchange, Inc. ("OTX"), Ocwen Asset Investment Corp. ("OAC") and Ocwen Financial Solutions, Private Limited ("India"). OCN also owns 70% of Global Servicing Solutions, LLC ("GSS") with the remaining 30% minority interest held by ML IBK Positions, Inc. ("Merrill Lynch"). We have eliminated all significant intercompany transactions and balances in consolidation.

         In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our financial condition at March 31, 2005 and December 31, 2004, the results of our operations for the three months ended March 31, 2005 and 2004, our comprehensive income (loss) for the three months ended March 31, 2005 and 2004, our changes in stockholders' equity for the three months ended March 31, 2005 and our cash flows for the three months ended March 31, 2005 and 2004. The results of operations and other data for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2005. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to the prior periods' interim consolidated financial statements to conform to the March 31, 2005 presentation.

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

NOTE 2   CURRENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 123 (R), "Share-Based Payment". This Statement was issued by the Financial Accounting Standards Board ("FASB") on December 16, 2004 and is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". This Statement also supersedes Accounting Principles Board ("APB") Opinion No. 25 and its related implementation guidance.

         SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The fair value of an award is not re-measured after its initial estimation on the grant date (except in the case of a liability award or if the award is subsequently modified). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). The notes to financial statements will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

         SFAS No. 123 (R) eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under APB Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost, except with respect to options that were granted with an exercise price that was less than fair value of the stock at the date of grant.

         On April 14, 2005, the Securities and Exchange Commission ("SEC") approved a new rule that delays the effective date of SFAS 123 (R) for public companies. Under the SEC's rule, SFAS 123 (R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. SFAS 123 (R) applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2005
                             (Dollars in thousands)

         As of the required effective date, all public entities will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, public entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123.

         We have not yet determined which transition method we will apply or the cumulative effect of initially adopting this Statement. We have determined that awards we have granted to date will be classified as equity awards (versus liability awards) because their terms contain service conditions. Therefore, the fair value of these awards will not be re-measured after our initial estimation on the grant date. We currently account for our stock option plans based on the intrinsic value method set forth in APB Opinion No. 25. Therefore, we anticipate that the amount of compensation expense we recognize in connection with our stock option awards will increase under the fair value based method of SFAS No. 123 and 123(R).

         Earnings Per Share - An Amendment of SFAS No. 128. The FASB has decided to defer the issuance of a final standard on EPS until the third quarter of 2005. When issued, the provisions of the final standard will require retrospective application for all prior periods presented. When computing diluted EPS for year-to-date periods, companies will be required to use the year-to-date average stock price to compute the number of treasury shares that could theoretically be purchased with the proceeds from exercise of share contracts such as options or warrants. The year-to-date computation would be performed independently from the quarterly computations. The old method required companies to calculate an average of the potential incremental common shares computed for each quarter when computing year-to-date incremental shares. This amendment will apply to Ocwen as we use the treasury stock method to determine the number of incremental shares from the assumed exercise of stock options to be included in the denominator of diluted EPS computations. Under the treasury stock method, the proceeds from the assumed exercise of options are assumed to be used to purchase common stock at the average market price during the period. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) are included in the denominator of the diluted EPS computation.

         Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"), which was issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants in December 2003, requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of expected cash flows. Under SOP 03-3, it is not appropriate to create or carry over a valuation allowance at the time of acquisition. SOP 03-3 was issued in December 2003 and is effective for loans acquired on or after January 1, 2005. Our total net investment in loans at March 31, 2005 amounted to $8,575 and other than to repurchase single family residential loans previously sold, we have not acquired any loans since 2000; therefore, the application of SOP 03-3 did not have a significant impact on our consolidated financial statements.

NOTE 3 BASIC AND DILUTED EARNINGS PER SHARE

         Basic EPS excludes common stock equivalents and is calculated by dividing net income by the weighted average number of common shares outstanding during the year. We calculate diluted EPS by dividing net income, as adjusted to add back interest expense on the 3.25% Convertible Notes (if dilutive), by the weighted average number of common shares outstanding, including the dilutive potential common shares related to outstanding stock options, restricted stock awards and the Convertible Notes.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2005
                             (Dollars in thousands)

         The following is a reconciliation of the calculation of basic EPS to diluted EPS for the periods ended:

For the three months ended March 31,                        2005           2004
----------------------------------------------------    ------------   ------------
Basic EPS:
Net income (loss) ..................................    $      2,387   $      6,762
                                                        ============   ============
Weighted average shares of common stock ............      62,743,287     67,762,414
                                                        ============   ============
Basic EPS ..........................................    $       0.04   $       0.10
                                                        ============   ============
Diluted EPS:
Net income (loss) ..................................    $      2,387   $      6,762
                                                        ============   ============
Weighted average shares of common stock ............      62,743,287     67,762,414
Effect of dilutive elements:
  Convertible Notes (1) ............................              --             --
  Stock options (2) ................................         915,196      1,054,433
  Restricted stock awards ..........................         360,399        276,938
                                                        ------------   ------------
Dilutive weighted average shares of common stock ...      64,018,882     69,093,785
                                                        ============   ============
Diluted EPS ........................................    $       0.04   $       0.10
                                                        ============   ============

(1) Conversion of the Convertible Notes into shares of common stock is not assumed for purposes of computing diluted EPS for the first quarter of 2005 because the effect would be anti-dilutive. The effect is anti-dilutive whenever interest expense on the Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS.

(2) Excludes the effect of an average of 1,632,039 and 1,006,205 of options that were antidilutive for the first quarter of 2005 and 2004, respectively, because their exercise price was greater than the average market price of our stock.

NOTE 4 FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

         We entered into foreign currency derivatives to hedge our net investments in foreign subsidiaries that own residual securities backed by subprime residential loans originated in the U.K. and that owned a shopping center located in Halifax, Nova Scotia. During the first quarter of 2005, we sold our foreign subsidiary that owned the shopping center. However, in connection with the sale, OCN extended a short-term Canadian Dollar loan in the amount of C$6,000 ($4,957 U.S. Dollar equivalent at March 31, 2005) to the buyer. We are managing our exposure to foreign currency exchange rate risk related to this foreign currency-denominated transaction through the use of currency futures. Our principal exposure to foreign currency exchange rates exists with the British Pound versus the U.S. dollar and the Canadian Dollar versus the U.S. dollar. Our policy is to periodically adjust the amount of foreign currency derivative contracts we have entered into in response to changes in our recorded investment as well as to changes in our assets denominated in a foreign currency. Our net exposures are subject to gain or loss if foreign currency exchange rates fluctuate. Currency futures are commitments to either purchase or sell foreign currency at a future date for a specified price. We have determined that the local currency of our investment in U.K. residuals is the functional currency. The foreign currency derivative financial instrument related to our foreign subsidiary that owns the residual securities was designated as a hedge. Accordingly, for this instrument we include the gains or losses in the net unrealized foreign currency translation in accumulated other comprehensive income in stockholders' equity. The foreign currency derivative financial instrument related to our Canadian Dollar-denominated loan was not designated as a hedge. Gains and losses from this instrument are included in earnings as an offset to the related foreign currency transaction gain or loss arising from remeasurement of the loan.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2005
                             (Dollars in thousands)

         The following table sets forth the terms and values of these foreign currency financial instruments at the dates indicated:

                                                                      Notional
                                           Position    Maturity       Amount(1)      Strike Rate   Fair Value
                                           --------   ----------   ---------------  ------------   ----------
March 31, 2005:
Canadian Dollar currency futures .......     Short     June 2005   C$        6,000        0.8147   $      (73)
British Pound currency futures .........     Short     June 2005   (pound)  15,750        1.9040          337
                                                                                                   ----------
                                                                                                   $      264
                                                                                                   ==========
December 31, 2004:
Canadian Dollar currency futures .......     Short    March 2005   C$       11,500        0.8416   $      109
British Pound currency futures .........     Short    March 2005   (pound)  17,000        1.9248          301
                                                                                                   ----------
                                                                                                   $      410
                                                                                                   ==========

(1) The U.S. Dollar equivalent notional amounts of the Canadian Dollar currency futures and British Pound currency futures at March 31, 2005 were $4,957 and $29,774, respectively. At December 31, 2004, the U.S. Dollar equivalent notional amounts were $9,570 and $32,609, respectively.

         Foreign currency futures contracts are exchange traded. Holders of these instruments look to the exchange for performance under these contracts and not the entity holding the offsetting futures contract, thereby minimizing the risk of nonperformance. Accordingly, the notional principal amount does not represent our exposure to credit loss.

NOTE 5 REGULATORY REQUIREMENTS

         The Bank, as a federal savings bank organized under the Home Owners' Loan Act (the "Act"), and OCN, as a registered savings and loan holding company under the Act, are subject to extensive federal and state regulation under the Act and other U.S. federal and state laws. Our primary regulatory authority is the U.S. Office of Thrift Supervision ("OTS"). As such, the OTS periodically conducts an examination of the Bank and its business practices.

         On April 19, 2004, the Bank and the OTS entered into a Supervisory Agreement (the "Agreement"). The Agreement memorializes various loan servicing and customer service practices, some of which the Bank had previously adopted and some of which it implemented on a going-forward basis. Under the Agreement, the Bank will continue to maintain and further develop its Office of Consumer Ombudsman, an initiative implemented effective January 1, 2004. The Agreement acknowledges that the Bank no longer assesses attorneys' fees for issuing notices of default (breach fees) to delinquent borrowers. Beginning with the effective date of the Agreement, the Bank will no longer charge delinquent borrowers a fee for providing forbearance plans in lieu of foreclosures (forbearance fees). The Agreement also establishes the procedures to be followed to determine whether appropriate hazard insurance is in place before placing insurance on behalf of the borrower. Those procedures include some already implemented by the Bank, as well as new requirements, including that the second notice shall be sent to borrowers by certified mail. Consistent with practices in place prior to the date of the Agreement, the Bank will not place the borrower's loan in default, assess fees or initiate foreclosure proceedings solely due to the borrower's nonpayment of insurance premiums. The Agreement also provides that the Bank agrees "to utilize best efforts" to provide borrowers or their agents pay-off quotes within five business days and sets forth new guidelines regarding documentation of charges on such pay-off quotes.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2005
                             (Dollars in thousands)

         At March 31, 2005, the Bank was "well capitalized" under the prompt corrective action regulations adopted by the OTS pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991. To be categorized as "well capitalized", the Bank must maintain minimum core capital, Tier 1 risk-based capital and risk-based capital ratios as set forth in the following table. The Bank's capital amounts and classification are subject to review by federal regulators regarding components, risk-weightings and other factors. There are no conditions or events since March 31, 2005 that we believe have changed the Bank's category.

         Since 1997, the Bank has committed to the OTS to maintain a core capital (leverage) ratio and a total risk-based capital ratio of at least 9.00% and 13.00%, respectively. The Bank continues to be in compliance with this commitment as well as with the regulatory capital requirements of general applicability (as indicated in the table below). In addition during 2002, we committed to limit our investment in mortgage servicing rights to an amount no greater than 50% of stockholders' equity on a consolidated basis and no greater than 60% of core capital (before any deduction thereto for mortgage servicing rights) at the Bank. On a consolidated basis, our investment in mortgage servicing rights is below the limit and represented 41% of stockholders' equity at March 31, 2005. At the Bank, mortgage servicing rights are also below the limit, amounting to 55% of core capital at March 31, 2005.

         We are in the process of having the Bank terminate its status as a federal savings bank under OTS and FDIC supervision, which would, among other things, eliminate certain restrictions on our growth. If this process, which we refer to as "debanking," is completed, we would dissolve the Bank and continue its non-depository businesses, including its mortgage servicing business, under another subsidiary of our Company, which is a licensed servicer in fifty states, the District of Columbia and Puerto Rico. Should debanking be completed, Ocwen Financial Corporation would no longer be a savings-and-loan holding company and would no longer be able to take deposits in the United States or benefit from federal preemption. Our ability to debank is subject to a number of contingencies, many of which are beyond our control, including approvals by the OTS with respect to the application for a voluntary dissolution (which we filed with the OTS on November 24, 2004) and sales of the Bank's deposits to third parties. There can be no assurance that we ultimately will be successful in debanking.

         In connection with our debanking process, on February 4, 2005, we entered into a Branch Purchase and Deposit Assumption Agreement (the "Branch Purchase Agreement") with Marathon National Bank of New York ("Marathon"). Pursuant to the Branch Purchase Agreement, Marathon agreed to assume the deposit liabilities of the accounts associated with the Bank branch facility in Fort Lee, New Jersey. In addition, Marathon will take over the lease and other contracts and acquire assets related to the branch. In connection with that closing, Ocwen will make a cash payment to Marathon, which payment is calculated based upon, among other things, the amount of those deposit account liabilities as of the closing. As of March 31, 2005, the amount of the deposit liabilities of the accounts subject to the Branch Purchase Agreement was approximately $181,000. The transaction is subject to regulatory and other customary approvals and conditions.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2005
                             (Dollars in thousands)

         The following table summarizes the Bank's actual and required regulatory capital at March 31, 2005:

                                                                                           To Be Well Capitalized    Committed
                                                                     Minimum For Capital   For Prompt Corrective      Capital
                                                      Actual          Adequacy Purposes       Action Provisions     Requirements
                                                 -----------------   -------------------   ----------------------   ------------
                                                 Ratio     Amount    Ratio      Amount      Ratio        Amount         Ratio
                                                 -----   ---------   -----    ----------   ------    ------------   ------------
Shareholders' equity, and ratio to total
 assets ......................................   28.43%  $ 216,156
Disallowed mortgage servicing rights .........             (10,256)
Disallowed deferred tax assets ...............             (25,849)
Non-includable subsidiary ....................                (811)
Intangible assets (1) ........................              (2,360)
                                                         ---------
Tier 1 (core) capital and ratio to adjusted
 total assets ................................   24.53%    176,880    4.00%   $   28,839     5.00%   $     36,049           9.00%
Non-mortgage servicing rights ................                (811)
                                                         ---------
Tangible capital and ratio to tangible
 assets ......................................   24.45%  $ 176,069    1.50%   $   10,802
                                                         =========
Tier 1 capital and ratio to risk-weighted
 assets ......................................   32.08%  $ 176,880                           6.00%   $     33,087
Tier 2 capital - Allowance for loan losses ...               4,376
Real estate required to be deducted ..........                (844)
                                                         ---------
Total risk-based capital and ratio to risk-
 weighted assets .............................   32.72%  $ 180,412    8.00%   $   44,116    10.00%   $     55,144          13.00%
                                                         =========
Total regulatory assets ......................           $ 760,267
                                                         =========
Adjusted total assets ........................           $ 720,976
                                                         =========
Tangible assets ..............................           $ 720,165
                                                         =========
Risk-weighted assets .........................           $ 551,445
                                                         =========

(1)      Unamortized balance of computer software.

         Bankhaus Oswald Kruber GmbH & Co. KG ("BOK"), our German banking subsidiary that we acquired on September 30, 2004, is licensed as a credit institution (Kreditinstitut) under the laws of the Federal Republic of Germany and is supervised and regulated in Germany by the German Federal Financial Supervisory Authority (Bundesanstalt fur Finanzdienstleistungsaufsicht - BaFin), the German Central Bank (Deutsche Bundesbank) and, in respect of minimum reserves on deposits, the European Central Bank.

         Although currently not significant to our operations, BOK, under its license, may engage not only in a number of traditional banking activities such as deposit and lending business, but also in investment banking, underwriting and securities trading transactions, both for its own account and for customers.

         German regulatory requirements applicable to BOK concern in particular the maintenance of adequate regulatory capital and liquidity, the monitoring of, and limitations on, large credit exposures, limitations on equity and equity-like participations in other companies, the protection of depositors and the adoption of certain accounting standards and business practices. The German Federal Financial Supervisory Authority and the German Central Bank monitor compliance with the applicable German banking laws, rules and regulations largely upon the basis of extensive reporting requirements as well as through general and specific audits. BOK is in compliance in all material respects with the German regulatory requirements that are applicable to its business.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2005
                             (Dollars in thousands)

NOTE 6 NET INTEREST INCOME (EXPENSE) BEFORE PROVISION FOR LOAN LOSSES

For the three months ended March 31,                                          2005            2004
------------------------------------------------------------------------   ------------   ------------
Interest income:
    Interest earning cash and other ....................................   $        615   $        114
    Federal funds sold and repurchase agreements .......................            244            392
    Trading securities .................................................          5,460          3,238
    Loans ..............................................................             13            460
    Match funded loans and securities ..................................             --            401
                                                                           ------------   ------------
                                                                                  6,332          4,605
                                                                           ------------   ------------
Interest expense:
    Deposits ...........................................................          1,824          4,038
    Match funded liabilities ...........................................          2,647          1,027
    Lines of credit and other secured borrowings .......................            668          1,208
    Debt securities ....................................................          3,301          1,529
                                                                           ------------   ------------
                                                                                  8,440          7,802
                                                                           ------------   ------------
    Net interest income (expense) before provision for loan losses .....   $     (2,108)  $     (3,197)
                                                                           ============   ============

NOTE 7 BUSINESS SEGMENT REPORTING

         An operating segment is defined as a component of an enterprise that
(a) engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance and (c) for which discrete financial information is available. In the first quarter of 2005, we redefined our segment reporting. We have restated prior periods to conform to the new segment structure. A brief description of our segments at March 31, 2005, follows.

    . Residential Servicing. Through this business we provide loan servicing, including asset management and resolution services, to third party owners of subprime residential mortgage and high loan-to-value loans for a fee. We acquire the rights to service loans and obtain such rights by purchasing them outright or by entering into sub-servicing contracts. This segment also includes our residential loan servicing system product (REALServicing).

    . Residential Origination Services. This business provides various loan origination services, including residential property valuation services (Ocwen Realty Advisors, or ORA), mortgage due diligence, title services, loan refinancing for Residential Servicing customers and our internet-based vendor management system (REALTrans). This segment also includes the results of our subprime residual trading securities, which was reported as a separate segment (Subprime Finance) prior to 2005.

    . Ocwen Recovery Group. This business conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired at a discount in 1999 and 2000.

    . Business Process Outsourcing. Business Process Outsourcing provides outsourcing services to third parties including mortgage underwriting, data entry, call center services and mortgage research.

    . Commercial Servicing. This segment includes the results of both our domestic and international servicing of commercial assets, as well as our commercial loan servicing system product (REALSynergy). International servicing is conducted through GSS.

    . Corporate Items and Other. This segment includes certain items of revenue and expense that are not directly related to a business, including business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments, gains and losses from debt repurchases and certain other corporate expenses.

         Based on the relative insignificance of the assets remaining in the following segments, the remaining assets of these businesses and any related income or loss arising from their resolution have been included in the Corporate Items and Other segment beginning January 1, 2005.

    . Commercial Assets. This segment comprised operations to acquire sub-performing commercial loans at a discount, as well as operations to invest in and reposition under-performing real estate assets. No assets have been acquired since 2000; since that time, this business has consisted of the repositioning, management and resolution of the remaining non-core assets.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2005
                             (Dollars in thousands)

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

         Financial information for our segments is as follows for the dates indicated:

                                                             Total Assets
                                                     ---------------------------
                                                       March 31,    December 31,
                                                         2005          2004
                                                     ------------   ------------
Core businesses:
    Residential Servicing ........................   $    674,001   $    687,238
    Residential Origination Services .............         49,277         49,348
    Ocwen Recovery Group .........................          1,188            541
    Business Process Outsourcing .................          2,352          2,502
    Commercial Servicing .........................         12,141         13,659
                                                     ------------   ------------
                                                          738,959        753,288
                                                     ------------   ------------
Non-core businesses:
    Commercial Assets ............................             --         24,149
    Affordable Housing ...........................             --         36,715
                                                     ------------   ------------
                                                               --         60,864
                                                     ------------   ------------
Corporate Items and Other ........................        495,630        513,341
                                                     ------------   ------------
                                                     $  1,234,589   $  1,327,493
                                                     ============   ============

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2005
                             (Dollars in thousands)

                                                                Net Interest     Provision                         Pre-Tax
                                                Non-Interest       Income        for Loan       Non-Interest       Income
                                                   Revenue       (Expense)         Loses          Expense          (Loss)
                                                ------------    ------------    ------------    ------------    ------------
For the three months ended March 31, 2005
Core businesses:
    Residential Servicing ...................   $     34,707    $     (4,104)   $         --    $     27,656    $      2,947
    Residential Origination Services ........         10,934           2,959              --          11,060           2,834
    Ocwen Recovery Group ....................          3,893              --              --           3,390             503
    Business Process Outsourcing ............          2,586             (32)             --           2,455              98
    Commercial Servicing ....................          4,749             (45)             --           4,682              21
                                                ------------    ------------    ------------    ------------    ------------
                                                      56,869          (1,222)             --          49,243           6,403
                                                ------------    ------------    ------------    ------------    ------------
Corporate Items and Other ...................           (162)           (886)              5           2,414          (3,466)
                                                ------------    ------------    ------------    ------------    ------------
                                                $     56,707    $     (2,108)   $          5    $     51,657    $      2,937
                                                ============    ============    ============    ============    ============

For the three months ended March 31, 2004
Core businesses:
    Residential Servicing ...................   $     37,073    $     (5,272)   $         --    $     26,308    $      5,493
    Residential Origination Services ........         11,165           2,735              --          10,866           3,034
    Ocwen Recovery Group ....................          3,479              --              --           2,077           1,401
    Business Process Outsourcing ............          2,155              (3)             --           1,755             397
    Commercial Servicing ....................          3,892              --              --           3,933             (42)
                                                ------------    ------------    ------------    ------------    ------------
                                                      57,764          (2,540)             --          44,939          10,283
                                                ------------    ------------    ------------    ------------    ------------
Non-core businesses:
    Commercial Assets .......................         (2,295)           (293)           (509)          1,162          (3,241)
    Affordable Housing ......................             --            (411)            (29)            592            (973)
                                                ------------    ------------    ------------    ------------    ------------
                                                      (2,295)           (704)           (538)          1,754          (4,214)
                                                ------------    ------------    ------------    ------------    ------------
Corporate Items and Other ...................          3,419              47               7           2,756             704
                                                ------------    ------------    ------------    ------------    ------------
                                                $     58,888    $     (3,197)   $       (531)   $     49,449    $      6,773
                                                ============    ============    ============    ============    ============

NOTE 8 COMMITMENTS AND CONTINGENCIES

         Under the terms of the sales agreements entered into in connection with the sale of certain of our affordable housing properties, we have a commitment to fund cash deficits that may arise from the operations of those properties. The remaining term of these commitments ranges from two to five years. The obligation under these commitments was $4,595 and $4,813 as of March 31, 2005 and December 31, 2004, respectively. Any operating deficits we fund are supported by a promissory note to be repaid to us from future cash flows of the property. In addition, we have provided to the purchasers of certain affordable housing properties guaranties against the possible recapture of future tax credits. We have never experienced a recapture of tax credits on any of the affordable housing properties in which we invested or sold. We have not recognized these guaranties as a liability because the probability of recapture is considered remote.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2005
                             (Dollars in thousands)

         The MDL Proceeding currently includes the following actions in which OCN and/or the Bank are defendants:

 (1)     Patricia Antoine, et al. v. Ocwen Federal Bank FSB, et al., Case No. C-03-5503 (N.D.Cal.)
 (2)     Deborah Bush v. Ocwen Federal Bank FSB, et al., Case No. 7:04-cv-02827 (N.D.Ala.)
 (3)     Carolyn P. Calhoun v. Ocwen Federal Bank FSB, et al., Case No. 4:04-cv-00293 (N.D.Miss.)
 (4)     Ralph Carreon Jr., et al. v. Ocwen Federal Bank FSB, Case No. 5:03-5151 (W.D.Tex. Bankr.)
 (5)     Delilie Carruthers, et al. v. Ocwen Federal Bank FSB, et al., Case No. 2:04-901 (M.D. Ala.)
 (6)     Stevie Cooper, et al. v. Ocwen Federal Bank FSB, et al., Case No. 1:04-cv-00639 (S.D.Ala.)
 (7)     Mary Crosby v. Ocwen Federal Bank FSB, et al., Case No. 5:04-cv-02828 (N.D.Ala.)
 (8)     Billy M. Dockery, et al. v. Ocwen Federal Bank FSB, et al., Case No. 7:04-cv-02830 (N.D.Ala.)
 (9)     Thomas B. Doherty v. Ocwen Federal Bank FSB, et al., Case No. 04-cv-04880 (D.Minn.)
(10)     Marvin Ellison, et al. v. Ocwen Federal Bank FSB, et al., Case No. 2:04-2909 (N.D. Ala.)
(11)     Unnatiben Gandabhai, et al. v. Ocwen Federal Bank FSB, et al., Case No. 3:04-2582 (N.D.Cal.)
(12)     Willowdean Glover v. Ocwen Federal Bank FSB, et al., Case No. 2:04-961 (M.D. Ala.)
(13)     Lizzie Hannah, et al. v. Ocwen Federal Bank FSB, et al., Case No. 7:04-cv-02833 (N.D.Ala.)
(14)     Kweku Hanson, et al v. Ocwen Federal Bank FSB, et al., Case No. 02-CV-860 (D.Conn.)
(15)     William Hearn, et al v. Ocwen Federal Bank FSB, et al., Case No. C-04-0291 (E.D.Cal.)
(16)     Daisy J. Howard v. Ocwen Federal Bank FSB, et al., Case No. 1:04-1156 (S.D. Ala. Bankr.)
(17)     Stephanie Hunter, et al. v. Ocwen Federal Bank FSB, et al., Case No. 2:04-cv-02864 (N.D.Ala.)
(18)     Lula M. Jackson, et al v. Ocwen Federal Bank FSB, et al., Case No. C-03-0743 (N.D.Cal.)
(19)     Freddie Jones v. Ocwen Federal Bank FSB, et al., Case No. 4:04-cv-00294 (N.D.Miss.)
(20)     Mikail Khashan v. Hacienda Escrow Corp., et al., Case No. 8:04-1291 (C.D. Cal.)
(21)     Brad David Londre v. Ocwen Federal Bank FSB, et al., Case No. 4:04-4055 (W.D.N.C. Bankr.)
(22)     Marion Long v. Ocwen Federal Bank FSB, et al., Case No. 7:04-cv-02852 (N.D.Ala.)
(23)     Allie M. Maddox, et al v. Ocwen Federal Bank FSB, et al., Case No. CV-03-9515 (C.D.Cal.)
(24)     Jeannette E. Martinez v. Ocwen Federal Savings Bank FSB, Case No. 1:04-296 (D.N.M.)
(25)     Michele McAuliffe, et al. v. U.S. Bank, N.A. as Trustee, et al., Case No. 03-C-1103 (N.D. Ill.)
(26)     George McDonald v. Ocwen Financial Corp., et al., Case No. 1:04-03673 (N.D.Cal.)
(27)     Al McZeal v. Ocwen Federal Bank FSB, et al., Case No. 4:04-1576 (S.D.Tex.)
(28)     Delores B. Moore v. Ocwen Federal Bank FSB, et al., Case No. 2:04-2612 (E.D. Pa.)
(29)     Louise Morrow v. Ocwen Federal Bank FSB, et al., Case No. 7:04-2970 (N.D. Ala.)
(30)     Timothy Napier, et al. v. Ocwen Federal Bank FSB, et al., Case No. 2:03-174 (E.D.Wash.)
(31)     Arleatha Robinson v. Ocwen Federal Bank FSB, et al., Case No. 03-1302 (N.D. Cal.)
(32)     Selby D. Schmidt-Elvin v. Ocwen Financial Corp., et al., Case No. 5:05-139 (C.D. Cal.)
(33)     William A. Soto, et al v. Ocwen Federal Bank FSB, et al., Case No. 02-C-6818 (N.D.Ill.).
(34)     Geneva Spires, et al v. Ocwen Financial Services, Inc., et al., Case No. C-03-5600 (N.D.Cal.)
(35)     Angela Valdez v. Ocwen Federal Bank FSB, Case No. 4:04-10139 (S.D. Iowa)
(36)     Maggie Williams, et al. v. Ocwen Federal Bank FSB, et al., Case No. 4:04-cv-02869 (N.D.Ala.)
(37)     Thomas Wright, et al. v. Ocwen Federal Bank FSB, et al., Case No. 1:04-cv-00638 (S.D.Ala.)

         On August 23, 2004, plaintiffs filed a Consolidated Complaint, setting forth claims contained in lawsuits consolidated in the MDL Proceeding. Those claims variously involve alleged violations of federal statutes, including the Real Estate Settlement Procedures Act and Fair Debt Collection Practices Act, and state deceptive trade practices statutes, and assert common law claims. The claims are based on various allegations of improper servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees and property inspection fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While some of the individual lawsuits had set forth specific damage allegations (e.g., the Gandabhai complaint (item 11 above) claimed actual damages of $61; the Hanson complaint (item 14 above) claimed actual damages of $150,000 and punitive and exemplary damages of $1,500,000), the Consolidated Complaint in the MDL Proceeding does not set forth any specific amounts of claimed damages. The absence of any specification of damages in the Consolidated Complaint does not, however, preclude plaintiffs in the MDL Proceeding from requesting leave from the court to amend the Consolidated Complaint or from otherwise seeking damages should the matter proceed to trial.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2005
                             (Dollars in thousands)

         On September 30, 2004, the Ocwen defendants filed various motions to dismiss, for summary judgment, to strike class allegations and to stay discovery. Discovery in the MDL Proceeding has been stayed pending resolution of the motions. No motion for class certification has been submitted by plaintiffs, and the court has not indicated when any such motion would be permitted to be filed.

         On April 25, 2005, the court entered an Opinion and Order granting partial summary judgment to defendants finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees and other legitimate default or foreclosure related expenses. The court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs' claims challenge the propriety of the above-mentioned fees. The court has not yet ruled on any other claims presented in the MDL Proceeding.

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

         On February 8, 2005, a jury in Circuit Court for Palm Beach County, Florida returned verdicts of $1,000 and $1,056 in compensatory damages in favor of two former employees of the Bank in a lawsuit against OCN and the Bank. The jury rejected plaintiffs' request for punitive damages. The plaintiffs brought claims under the Florida Civil Rights Act, the Florida Whistleblower Act and state tort law, arising out of an alleged invasion of privacy and related incidents allegedly committed by other former employees of the Bank in 1998 for which plaintiffs sought to hold the Ocwen defendants vicariously liable. We believe the verdicts, which have not yet been reduced to final judgments, are against the weight of evidence and contrary to law. On May 6, 2005, the court denied defendants' motions for a new trial and/or remittitur. If final judgments are entered on these verdicts, we will take an appeal to the Florida Court of Appeals for the Fourth District. We intend to continue to vigorously defend this matter.

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

         The verdicts in the Florida and Texas cases have not yet been reduced to a final judgment, a process that requires the trial judge to, among other things, review and rule upon post-trial motions before entering final judgment. It is possible for jury verdicts to be reduced during this period, as we recently experienced in the Cartel litigation. As previously reported, we established a reserve of $3,000 in 2004 for the Florida and Texas matters.

         On March 9, 2005, the Bank was served with a complaint filed in Superior Court for Los Angeles County, California, by Banco Popular North America, successor by merger to Quaker City Bank ("Banco Popular"), which claims to be a holder of residual interest in two mortgage loan trusts for which the Bank provides loan servicing. The case was subsequently removed upon the Bank's motion to the United States District Court for the Central District of California. In this lawsuit, Banco Popular challenges the Bank's fee charges for recoveries on charged-off loans. The complaint variously alleges breach of contract, conversion, breach of fiduciary duty and fraud, and seeks declaratory and equitable relief, along with claimed compensatory damages in excess of $3,000 and punitive damages in an unspecified amount. We believe the allegations are without merit and will vigorously defend this matter.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                 MARCH 31, 2005
                             (Dollars in thousands)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousand, except share data)

GENERAL

         OCN is a diversified financial services holding company with headquarters in West Palm Beach, Florida, and operations in Canada, China, Germany, India, Japan and Taiwan. We are engaged in a variety of businesses related to residential and commercial mortgage servicing, real estate asset management, asset recovery, business process outsourcing and the marketing and sales of technology solutions to third parties.

         For the past several years, we have been undergoing a fundamental transition in the nature of our business. In late 1999 and early 2000, we began to execute a strategic plan to shift our business activities away from capital-intensive businesses involving the purchase of loans, real estate and related assets toward less capital-intensive businesses that generate fee-based revenues. As a result, we generally ceased to invest in such assets unless we were contractually committed and continue to actively manage and resolve those remaining assets. Our primary goal is to become the leading provider of third party outsourcing solutions to the mortgage and real estate industries. Key elements of our strategy are summarized as follows:

     . grow our residential loan servicing business, including the opportunistic acquisition of servicing and sub-servicing rights;
     . continuing our globalization efforts through both the expansion of our international facilities and the expansion of the potential client base for our products and services;
     . expanding our other core businesses, such as unsecured debt collection, business process outsourcing and the sale or licensing of our proprietary technology;
     . diversifying our funding sources by eliminating our reliance on deposits and utilizing alternative funding sources, such as securitizing our rights to receive reimbursement for servicing advances; and
     . terminating the status of the Bank as a federal savings bank, which would eliminate the restrictions imposed on the amount of mortgage servicing rights that we may obtain and, therefore, provide us more flexibility to grow our residential servicing business.

As disclosed in Note 7 to the Interim Consolidated Financial Statements, our business segments at March 31, 2005, were as follows:

         Residential Servicing
         Residential Origination Services
         Ocwen Recovery Group
         Business Process Outsourcing
         Commercial Servicing
         Corporate Items and Other

         Based on the relative insignificance of the assets remaining in the Commercial Assets and Affordable Housing segments, the remaining assets of these businesses and any related income or loss arising from their resolution have been included in the Corporate Items and Other segment beginning January 1, 2005.

OVERVIEW OF RISKS AND RELATED CRITICAL ACCOUNTING POLICIES

         Risks Relating to Our Business. We include a discussion of the principal risk factors that relate to our businesses and that may affect future results on pages 13 through 18 of Management's Discussion and Analysis of Operations and Financial Conditions in our Annual Report on Form 10-K for the year ended December 31, 2004.

         Critical Accounting Policies. Our strategy to grow our core businesses is affected by risks in the marketplace. Further, our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of these risks or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks; an understanding of these policies is fundamental to understanding Management's Discussion and Analysis of Results of Operations and Financial Condition. We summarize our more subjective and complex accounting policies as they relate to our overall business strategy on pages 18 through 21 of Management's Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2004. We discuss our significant accounting policies in detail in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

BANKING OPERATIONS

         The Bank operates one bank branch in Fort Lee, New Jersey. This location, which provides most of our retail banking services, is primarily focused on the issuance of retail certificates of deposit that currently serve as a source of financing for us. We do not conduct loan origination activities in the Fort Lee branch. We currently also operate several of our core businesses primarily in the Bank: Residential Servicing, portions of Residential Origination Services and portions of Ocwen Recovery Group.

         We have an active ongoing dialogue with the OTS regarding our various businesses and business plans, and we continue to be subject to a number of restrictions with respect to our future operations. Arising out of our ongoing dialogue and communications with the OTS, which includes the Supervisory Agreement we entered into on April 19, 2004, we are no longer collecting forbearance and multiple breach fees directly from borrowers whose loans we service. Forbearance fees represent a charge to compensate us for the costs we incur in developing forbearance plans, i.e. alternative payment schedules that enable borrowers to make affordable loan payments and retain their homes during periods of personal economic difficulty. Breach fees represent attorneys' fees we paid to a law firm to whom we had outsourced the process of sending obligatory default notices to borrowers who were delinquent in making their mortgage payments. We reassumed this process internally in September of 2003, thus eliminating these fees prospectively. See Note 5 to the Interim Consolidated Financial Statements for additional information regarding the Supervisory Agreement.

         We have also committed to the OTS to limit our investment in mortgage servicing rights at no more then 60% of core capital (before any deduction thereto for mortgage servicing rights) at the Bank and 50% of stockholders' equity on a consolidated basis. As disclosed in Note 5 to the Interim Consolidated Financial Statements, our investments in mortgage servicing rights are below these limits at March 31, 2005. These commitments effectively limit the size of our residential servicing business and, consistent with our strategy of growing that business, we are in the process of having the Bank terminate its status as a federal savings bank under OTS and FDIC supervision, which would, among other things, eliminate these restrictions on our growth. If debanking is completed, we would dissolve the Bank and continue its non-depository businesses, including its mortgage servicing business, under another subsidiary of our Company, which is a licensed servicer in fifty states, the District of Columbia and Puerto Rico. Should debanking be successful we would no longer be able to take deposits in the United States or benefit from federal preemption. Our ability to debank is subject to a number of contingencies, many of which are beyond our control, including approvals by the OTS with respect to the application for a voluntary dissolution.

         As discussed in Note 5 to the Interim Consolidated Financial Statements, in connection with our debanking process we entered into the Branch Purchase Agreement with Marathon. Pursuant to the Branch Purchase Agreement, Marathon agreed to assume the deposit liabilities of the accounts associated with the Bank branch facility in Fort Lee, New Jersey. In addition, Marathon will take over the lease and other contracts and acquire assets related to the branch. The transaction is subject to regulatory and other customary approvals and conditions.

         As disclosed in Note 5 to the Interim Consolidated Financial Statements, we acquired BOK, a German bank, on September 30, 2004. Our primary objectives in acquiring BOK were to diversify our funding sources and to establish a platform to provide services to our multinational client base. The results of operations of BOK are included in our consolidated results beginning on October 1, 2004. BOK is not significant to our current banking operations.

         The following discussion of our consolidated financial condition, results of operations, capital resources and liquidity should be read in conjunction with the Interim Consolidated Financial Statements and related Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

SELECTED CONSOLIDATED FINANCIAL INFORMATION

         The following tables present selected consolidated financial information at the dates and for the periods indicated.

                                                                                                  Increase (Decrease)
                                                                 March 31,    December 31,   ----------------------------
                                                                   2005           2004            $               %
                                                               ------------   ------------   ------------    ------------
Financial Condition Data
Total assets ...............................................   $  1,234,589   $  1,327,493   $    (92,904)             (7)%
      Investment grade .....................................   $     75,104   $     86,215   $    (11,111)            (13)%
      Subordinate and residuals ............................   $     37,363   $     39,527   $     (2,164)             (5)%
    Match funded assets, net ...............................   $    269,959   $    280,760   $    (10,801)             (4)%
    Advances on loans and loans serviced for others ........   $    232,261   $    240,430   $     (8,169)             (3)%
    Mortgage servicing rights ..............................   $    135,274   $    131,409   $      3,865               3%
    Receivables ............................................   $    137,348   $    126,719   $     10,629               8%
Total liabilities ..........................................   $    900,082   $    995,855   $    (95,773)            (10)%
    Deposits ...............................................   $    199,530   $    301,299   $   (101,769)            (34)%
    Escrow deposits ........................................   $    121,499   $    125,977   $     (4,478)             (4)%
    Match funded liabilities ...............................   $    222,437   $    244,327   $    (21,890)             (9)%
    Lines of credit and other secured borrowings ...........   $     91,089   $     50,612   $     40,477              80%
    Debt securities ........................................   $    231,249   $    231,249   $         --              --%
Stockholders' equity .......................................   $    332,926   $    330,108   $      2,818               1%

                                                                            For the Three Months Ended March 31,
                                                               ----------------------------------------------------------
                                                                                                Favorable/(Unfavorable)
                                                                                             ----------------------------
                                                                   2005           2004            $               %
                                                               ------------   ------------   ------------    ------------
Operations Data
Net income (loss) ..........................................   $      2,387   $      6,762   $     (4,375)            (65)%
Non-interest revenue .......................................   $     56,706   $     58,888   $     (2,182)             (4)%
Net interest income (expense) ..............................   $     (2,108)  $     (3,197)  $      1,089              34%
Provision for loan losses ..................................   $          4   $       (531)  $       (535)           (101)%
Non-interest expense .......................................   $     51,657   $     49,449   $      2,208              (4)%
Income tax expense (benefit) ...............................   $        550   $         11   $        539          (4,900)%

Net income (loss) per share:
    Basic ..................................................   $       0.04   $       0.10   $      (0.06)            (60)%
    Diluted ................................................   $       0.04   $       0.10   $      (0.06)            (60)%

RESULTS OF OPERATIONS

         General. We recorded net income of $2,387 for the first quarter of 2005, as compared to $6,762 for the first quarter of 2004. Our core businesses recorded combined pre-tax income of $6,403 in the first quarter of 2005, a decrease of $3,880 or 38% as compared to pre-tax income of $10,283 for the first quarter of 2004. A $2,546 decline in Residential Servicing income and a $898 decline in Ocwen Recovery Group income account for most of this decrease. Combined results of our non-core segments and the Corporate Items and Other segment amounted to a loss of $3,466 and $3,510 for the first quarter of 2005 and 2004, respectively. We discuss these segment results in detail in our review of segment profitability, which follows.

         Segment Results. In general, we have ceased conducting any new business activities related to our non-core businesses, although we are actively engaged in the sale or other resolution of the remaining non-core assets. These assets are comprised of loans, real estate and an affordable housing property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

         The following is a discussion of income (loss) before income taxes for each of our business segments.

CORE BUSINESSES

         Residential Servicing. Through this business we earn fees for providing loan servicing, including asset management and resolution services, to third party owners of subprime and "high loan to value" residential mortgage loans. Subprime residential mortgages comprise the vast majority of loans we service. We acquire the rights to service loans by purchasing them outright or by entering into sub-servicing contracts. As shown in the tables below, results reflect a decline in the number of mortgage loans serviced and continuing earnings pressure from low interest rates and high prepayments in our servicing portfolio. Not only do prepayments result in the loss of future servicing fees, they also result in increases to the rate at which we amortize the balance of our servicing rights. Prepayments also create an obligation for us to pay compensating interest expense to investors for the full month of interest on loans that are repaid before the end of a calendar month.

Selected information

                                                                                       2005           2004
                                                                                   ------------   ------------
Number of loans at March 31 ....................................................        330,567        352,078
Unpaid principal balance at March 31 ...........................................   $ 37,380,682   $ 36,577,269
Average unpaid principal balance for the three months ended March 31 ...........   $ 36,797,725   $ 36,882,231
Average number of employees for the three months ended March 31:
    United States ..............................................................            611            709
    India ......................................................................            881            729

For the three months ended March 31,
Pre-tax income (loss) ..........................................................   $      2,947   $      5,493
Net interest expense ...........................................................   $      4,104   $      5,272
Non-interest revenue:
    Servicing and related fees:
      Fees .....................................................................   $     62,655   $     67,979
      Amortization of servicing rights .........................................        (25,115)       (25,661)
      Compensating interest expense ............................................         (5,656)        (8,211)
                                                                                   ------------   ------------
    Total servicing and related fees ...........................................         31,884         34,107
    Vendor management fees .....................................................          2,088          2,110
    Other ......................................................................            735            856
                                                                                   ------------   ------------
Total non-interest revenue .....................................................   $     34,707   $     37,073
                                                                                   ============   ============
Non-interest expense ...........................................................   $     27,656   $     26,308

     . The decline in fees in the first quarter of 2005, as compared to the first quarter of 2004, reflects a $2,610 decline in servicing fees, a $2,318 decline in prepayment penalties, a $2,243 decline in late charges and a $1,064 decline in forced placed insurance fees, offset in part by a $3,493 increase in interest on float balances (see below).
     . For the first quarter of 2005, earnings on funds that we have received from borrowers that are held on deposit with an unaffiliated bank (float balances) have increased by $3,493, as compared to the first quarter of 2004, due to changes in the interest rate environment. The yield we earned on float balances averaged 2.58% and 1.11% during the first quarter of 2005 and 2004, respectively.
     . Fees for the first quarter of 2005 and 2004 include $3,956 and $4,417, respectively, of real estate property management fees associated with our contract with the U.S. Department of Veteran's Affairs (the "VA").

         See "Non-interest Revenue - Servicing and Related Fees" for a detail of the principal components of servicing and related fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

         Residential Origination Services. This business provides various loan origination services, including residential property valuation services, mortgage due diligence, title services, loan refinancing for Residential Servicing customers and our internet-based vendor management system (REALTrans). This segment also includes the results of our subprime residual trading securities.

Selected information

For the three months ended March 31,                    2005          2004
--------------------------------------------------   ----------    ----------
Pre-tax income (loss) ............................   $    2,834    $    3,034
Non-interest revenue:
    Servicing and related fees (1) ...............   $    3,461    $       96
    Vendor management fees (2) ...................        8,785        10,899
    Gain (loss) on trading securities ............       (1,327)         (784)
    Other ........................................           15           954
                                                     ----------    ----------
                                                     $   10,934    $   11,165
                                                     ==========    ==========
Net interest income ..............................   $    2,959    $    2,735
Non-interest expense .............................       11,060        10,866

(1) Primarily comprised of $1,813 of mortgage due diligence fees and $1,240 of loan refinancing fees related to loans held for resale. We acquired a mortgage fulfillment center and due diligence operation in December 2004. Our loan refinancing program for Residential Servicing customers began earning fees in the second quarter of 2004.
(2) Includes fees for residential property valuation services of $6,805 and $9,196 for the first quarter of 2005 and 2004, respectively. Also includes $1,980 and $1,703 of fees earned across the business groups in this segment from vendors in our REALTrans network.

         Ocwen Recovery Group. This core business conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired at a discount in 1999 and 2000. On collections for third party owners, we generally earn a fee based upon a percentage of the amount collected.

Selected information

For the three months ended March 31,                    2005          2004
--------------------------------------------------   ----------    ----------
Pre-tax income (loss) ............................   $      503    $    1,401
Non-interest revenue:
    Third-party collection fees ..................   $    3,455    $    2,975
    Recoveries of unsecured credit card
     receivables owned ...........................          349           473
    Other ........................................           89            31
                                                     ----------    ----------
                                                     $    3,893    $    3,479
                                                     ==========    ==========
Non-interest expense .............................   $    3,390    $    2,077

     . Pre-tax income declined in the first quarter of 2005 in spite of an increase in non-interest revenue, reflecting both a reduction in collections on our aging portfolio of receivables, which yielded high margins, and increased staffing costs.

     . The increase in non-interest expense in 2005 reflects an increase in staffing levels, primarily in India.

         Business Process Outsourcing. Business Process Outsourcing provides outsourcing services to third parties, including mortgage underwriting, data entry, call center services, and mortgage research.

Selected information

For the three months ended March 31,                    2005          2004
--------------------------------------------------   ----------    ----------
Pre-tax income (loss) ............................   $       98    $      397
Servicing and related fees .......................   $    2,586    $    2,155
Non-interest expense .............................   $    2,455    $    1,755

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

         Commercial Servicing. This segment includes the results of both our domestic and international servicing of commercial assets, as well as our commercial loan servicing system product (REAL Synergy). International servicing is conducted through GSS, our joint servicing venture with Merrill Lynch. We have established servicing offices in Tokyo, Japan, Taipei, Taiwan, and Toronto, Canada. We have also established consulting operations in the United Kingdom, Germany and China. At March 31, 2005, this segment serviced a total of 9,717 loans with an aggregate unpaid principal balance of $13,184,903, the majority of which were serviced by our office in Japan.

Selected information

For the three months ended March 31,                    2005          2004
--------------------------------------------------   ----------    ----------
Pre-tax income (loss) ............................   $       21    $      (42)
Non-interest revenue:
    Servicing and related fees ...................   $    4,076    $    3,498
    Other ........................................          673           394
                                                     ----------    ----------
                                                     $    4,749    $    3,892
                                                     ==========    ==========
Non-interest expense .............................   $    4,682    $    3,933

         Corporate Items and Other. Pre-tax results for this segment include certain items of revenue and expense that are not directly related to a business, including business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments, gains and losses from debt repurchases and certain other corporate expenses. The table below presents the more significant amounts included in each of the periods indicated.

Selected information

For the three months ended March 31,                    2005          2004
--------------------------------------------------   ----------    ----------
Pre-tax income (loss) ............................   $   (3,466)   $      704
Net interest income (expense) ....................         (886)           47
Non-interest revenue .............................         (162)        3,419
Non-interest expense .............................        2,414         2,756

     . Net interest expense for the first quarter of 2005 includes interest on the $175,000 of 3.25% Convertible Notes that we issued in July 2004.

     . Non-interest revenue includes $397 and $3,675 of interest income recognized during the first quarter of 2005 and 2004, respectively, on federal income tax refund claims. See "Changes in Financial Condition - Receivables" for additional information regarding these claims.

NON-CORE BUSINESSES

         See Note 7 to the Interim Consolidated Financial Statements for additional information related to our segments.

         Based on the relative insignificance of the assets remaining in the following segments, the remaining assets of these businesses and any related income or loss arising from their resolution have been included in the Corporate Items and Other segment beginning January 1, 2005.

         Commercial Assets. Results for this segment reflect our continuing exit from the commercial loan and real estate businesses. We have not purchased any commercial assets since 2000. Since then, this business has consisted of the management, repositioning and resolution of the remaining non-core assets. At December 31, 2004 the $21,560 of non-core assets remaining in this business consisted of four real estate assets (a shopping center, parcel of land and two partnership interests) and one unrated subordinate security.

Selected information

For the periods ended March 31,                         2005          2004
--------------------------------------------------   ----------    ----------
Pre-tax income (loss) ............................   $       --    $   (3,241)
Net interest income (expense) ....................           --          (293)
Provision for loan losses ........................           --          (509)
Non-interest revenue .............................           --        (2,295)
Non-interest expense .............................           --         1,162

         Affordable Housing. Historically, we invested in affordable housing properties primarily through a series of limited partnerships. Except to complete those projects in which an investment had already been made, we ceased making investments in properties in 2000 as part of our shift in strategy to fee-based businesses and because the volume of tax credits being generated was exceeding our ability to utilize them effectively. Since that time, we have been marketing these properties for sale. Our investment in affordable housing properties at December 31, 2004 consisted of one limited partnership property with a carrying value of $5,641. In addition, this segment had $3,198 of loans outstanding at December 31, 2004 to the one remaining limited partnership property that we do not consolidate in our financial statements.

For the three months ended March 31,                    2005          2004
--------------------------------------------------   ----------    ----------
Pre-tax income (loss) ............................   $       --    $     (973)
Net interest income (expense) ....................           --          (411)
Provision for loan losses ........................           --           (29)
Non-interest expense .............................           --           592

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

         Non-Interest Revenue. The following table sets forth the principal components of non-interest income during the periods indicated:

For the three months ended March 31,                    2005          2004
--------------------------------------------------   ----------    ----------
Servicing and related fees .......................   $   45,389    $   42,291
Vendor management fees ...........................       10,881        13,003
Gain (loss) on trading securities, net ...........       (1,397)         (643)
Valuation gains (losses) on real estate ..........           89        (1,851)
Gain (loss) on sales of real estate ..............           34          (541)
Operating income (losses) from real estate .......         (174)            8
Other income .....................................        1,884         6,621
                                                     ----------    ----------
                                                     $   56,706    $   58,888
                                                     ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

         Servicing and Related Fees. Our servicing and related fees are primarily comprised of fees we earned from investors for servicing residential mortgage loans on their behalf. The following table sets forth the principal components of servicing and related fees by segment for the periods indicated:

For the three months ended March 31,                    2005          2004
--------------------------------------------------   ----------    ----------
Residential Servicing:
    Servicing fees (1) ...........................   $   43,507    $   46,117
    Late charges .................................        9,126        11,369
    Interest on custodial accounts (2) ...........        6,507         3,013
    Compensating interest expense (3) ............       (5,656)       (8,211)
    Amortization of servicing rights .............      (25,115)      (25,661)
    Default servicing fees .......................          214           945
    Retail banking fees ..........................        2,285         2,370
    Other fees, net...............................        1,016         4,165
                                                     ----------    ----------
                                                         31,884        34,107

Commercial Servicing..............................        4,076         3,498
Residential Origination Services..................        3,461            96
Ocwen Recovery Group..............................        3,455         2,975
Business Process Outsourcing......................        2,586         2,155
Corporate Items and Other.........................          (73)         (540)
                                                     ----------    ----------
                                                     $   45,389    $   42,291
                                                     ==========    ==========

(1) The decline in residential loan servicing fees during the first quarter of 2005 as compared to 2004 primarily reflects a decline in the number of loans serviced. See "Segment Results - Residential Servicing".

(2) Interest we earned on float balances during the holding period between collection of borrower payments and remittance to investors. These custodial accounts are held by an unaffiliated bank and are excluded from our statement of financial condition. The average balances held in these custodial accounts were approximately $1,008,700 and $1,081,700 for the first quarter of 2005 and 2004, respectively. The increase in interest earned during the first quarter of 2005 is due to an increase in interest rates. See "Segment Results - Residential Servicing". The investment of float balances is restricted to certain types of interest-earning instruments, although we are responsible for any losses incurred on the investment of these funds. To date, we have not incurred any such losses on our investment of float balances.

(3) A servicer of securitized loans is typically obligated to pay the securitization trust the difference between a full month of interest and the interest collected on loans that are repaid before the end of a calendar month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

         The following table sets forth information regarding loans and real estate we serviced at the dates indicated.

                                       Loans(1)(2)(3)                Real Estate(4)                     Total
                                 ---------------------------   ---------------------------   ---------------------------
                                    Amount         Count          Amount         Count          Amount         Count
                                 ------------   ------------   ------------   ------------   ------------   ------------
Residential Loan Servicing
March 31, 2005:
    Performing ...............   $ 32,140,521        266,487   $         --             --   $ 32,140,521        266,487
    Non-performing ...........      4,081,801         48,840      1,158,360         15,240      5,240,161         64,080
                                 ------------   ------------   ------------   ------------   ------------   ------------
                                 $ 36,222,322        315,327   $  1,158,360         15,240   $ 37,380,682        330,567
                                 ============   ============   ============   ============   ============   ============
December 31, 2004:
    Performing ...............   $ 29,227,341        253,617   $         --             --   $ 29,227,341        253,617
    Non-performing ...........      3,971,439         48,711      1,325,711         17,857      5,297,150         66,568
                                 ------------   ------------   ------------   ------------   ------------   ------------
                                 $ 33,198,780        302,328   $  1,325,711         17,857   $ 34,524,491        320,185
                                 ============   ============   ============   ============   ============   ============
Commercial Servicing
March 31, 2005:
    Performing ...............   $  1,159,689            345   $         --             --   $  1,159,689            345
    Non-performing (5)........     11,928,048          9,335         97,166             37     12,025,214          9,372
                                 ------------   ------------   ------------   ------------   ------------   ------------
                                 $ 13,087,737          9,680   $     97,166             37   $ 13,184,903          9,717
                                 ============   ============   ============   ============   ============   ============
December 31, 2004:
    Performing ...............   $    834,032            367   $         --             --   $    834,032            367
    Non-performing (5)........     12,530,324          9,393        120,367             34     12,650,691          9,427
                                 ------------   ------------   ------------   ------------   ------------   ------------
                                 $ 13,364,356          9,760   $    120,367             34   $ 13,484,723          9,794
                                 ============   ============   ============   ============   ============   ============

(1) At March 31, 2005 we serviced 260,670 subprime loans with a total unpaid principal balance of $32,125,502, as compared to 238,105 subprime loans with an unpaid principal balance of $28,374,493 at December 31, 2004. Subprime loans represent residential loans we service which were made by others to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac ("nonconforming loans").

(2) Non-performing loans serviced for others have been delinquent for 90 days or more. Performing loans serviced for others are current or have been delinquent for less than 90 days.

(3) Under sub-servicing contracts we serviced approximately 64,463 residential loans with an unpaid principal balance of $7,768,421. This compares to approximately 71,235 residential loans with an unpaid principal balance of $7,902,887 serviced under sub-servicing contracts at December 31, 2004.

(4) Includes $699,685 and $839,654 of foreclosed residential properties serviced for the VA at March 31, 2005 and December 31, 2004, respectively.

(5) Non-performing loans serviced by the Commercial Servicing Segment include unsecured charged-off loans and deficiency loans.

         Vendor Management Fees. Vendor management fees are primarily comprised of property valuation fees earned by the Residential Origination Services segment. The following table sets forth the principal components of vendor management fees by segment for the periods indicated:

For the three months ended March 31,                    2005          2004
--------------------------------------------------   ----------    ----------
Residential Servicing (1) ........................   $    2,087    $    2,110
Residential Origination Services (1) (2) .........        8,785        10,899
Corporate Items and Other ........................            9            (6)
                                                     ----------    ----------
                                                     $   10,881    $   13,003
                                                     ==========    ==========

(1) Includes a total of $3,221 and $3,041 of fees earned across our business segments from vendors in the REALTrans network during the first quarter of 2005 and 2004, respectively.

(2) Includes residential property valuation fees of $6,805 and $9,196 earned during the first quarter of 2005 and 2004, respectively. The higher fees in 2004 primarily relates to the initial boarding of the VA portfolio of properties in 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

         Gain (Loss) on Trading Securities, Net. Gain (loss) on trading securities, net, includes both unrealized gains (losses) on securities and realized gains (losses) resulting from sales thereof. The losses for the first quarter of 2005 and 2004 are primarily comprised of net unrealized losses of $(1,327) and $(792), respectively, on our unrated subprime residual securities.

         Valuation Gains (Losses) on Real Estate. We regularly assess the value of our remaining real estate assets and provide additional loss reserves or impairment charges as appropriate. During the first quarter of 2004, we recorded a $1,900 charge to reflect a loss in fair value on our retail shopping center located in Halifax, Nova Scotia. During the first quarter of 2005 we sold the wholly-owned subsidiary that held this shopping center. See "Changes in Financial Condition - Real Estate."

         Other Income. The following table sets forth the principal components of other income by segment for the periods indicated:

For the three months ended March 31,                    2005          2004
--------------------------------------------------   ----------    ----------
Interest on federal tax refund claims (1) ........   $      397    $    3,675
Technology and related revenue (2) ...............          799           644
Collections of credit card receivables (3) .......          349           473
Other ............................................          339         1,829
                                                     ----------    ----------
                                                     $    1,884    $    6,621
                                                     ==========    ==========

(1) Interest income on federal tax refund claims due from the Internal Revenue Service ("IRS"). Our policy is to recognize interest income on income tax receivable balances upon receipt of a written finding from the IRS agent that validates our claim. See "Changes in Financial Condition - Receivables".

(2) Represents service contract fees, maintenance fees, consulting revenue and other fees earned through our technology products - REALServicing, REALSynergy and REALTrans.

(3) Comprised of collections of credit card receivables accounted for under the cost recovery method. See "Segment Results - Ocwen Recovery Group".

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

         In addition to interest income reported in this caption, we also earn interest on the balance of custodial accounts we hold in connection with our Residential Servicing business. These amounts are reported as a component of servicing fees and are not included in the following information.

         Our net interest income and net interest margin began declining in 2000 and have been negative since 2001. This trend reflects a decline in the ratio of interest-earning assets to interest-bearing liabilities, which has fallen from 98% for 1999 to 55% for the first quarter of 2005. Our change in strategic direction from capital-intensive businesses to fee-based sources of income has contributed to an increase in the relative amount of non-interest-earning assets (such as advances on loans serviced for others and mortgage servicing rights) that are funded by interest-bearing liabilities. We expect the trend of net interest expense and negative net interest margin to continue as we dispose of our remaining non-core assets, a portion of which are interest-bearing, and increase non-interest-earning assets of our core businesses. In more recent periods, this trend has been partially offset by the continuing reduction in higher rate brokered certificates of deposit and the issuance, in July 2004, of $175,000 of Convertible Notes at 3.25%, which have had a positive impact on net interest income, spread and margin.

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

                                                                        2005                                2004
                                                         -----------------------------------   --------------------------------
                                                                        Interest     Average                Interest    Average
                                                           Average      Income/       Yield/    Average     Income/      Yield/
For the three months ended March 31,                       Balance      Expense        Rate     Balance     Expense       Rate
-------------------------------------------------------  ----------    ----------    -------   ----------  ----------   -------
Average Assets:
Interest-earning cash and other .......................  $   87,241    $      615       2.82%  $   38,028  $      114      1.20%
Federal funds sold and repurchase agreements ..........      39,618           244       2.46%     156,119         392      1.00%
Trading securities (1):
    Investment grade securities .......................     244,418         1,545       2.53%       5,281          16      1.21%
    Subordinates and residuals ........................      38,801         3,915      40.36%      43,132       3,222     29.88%
Loans (2) .............................................       8,271            13       0.63%      44,715         460      4.11%
Match funded loans (3) ................................       4,064            --         --%      23,912         401      6.71%
                                                         ----------    ----------              ----------  ----------
    Total interest earning assets .....................     422,413         6,332       6.00%     311,187       4,605      5.92%
                                                                       ----------                          ----------
Advances on loans and loans serviced for others .......     246,314                               355,334
Mortgage servicing rights .............................     137,522                               162,229
Match funded advances on loans serviced for others ....     269,211                               102,118
Other non-interest earning assets .....................     192,077                               308,427
                                                         ----------                            ----------
    Total assets ......................................  $1,267,537                            $1,239,295
                                                         ==========                            ==========
Average Liabilities and Stockholders Equity:
Interest-bearing demand deposits ......................  $   12,467            51       1.64%  $   24,160          58      0.96%
Savings deposits ......................................       5,951             7       0.47%       1,719           3      0.70%
Certificates of deposit (4) ...........................     220,045         1,766       3.21%     457,104       3,977      3.48%
                                                         ----------    ----------              ----------  ----------
    Total interest-bearing deposits ...................     238,463         1,824       3.06%     482,983       4,038      3.34%
Match funded liabilities (5) ..........................     224,242         2,647       4.72%     114,217       1,027      3.60%
Lines of credit and other secured borrowings (6) ......      69,950           668       3.82%     102,910       1,208      4.70%
Debt securities (7) ...................................     231,249         3,301       5.71%      56,249       1,529     10.87%
                                                         ----------    ----------              ----------  ----------
    Total interest-bearing liabilities ................     763,904         8,440       4.42%     756,359       7,802      4.13%
                                                                       ----------                          ----------
Escrow deposits .......................................     126,876                               120,889
Other non-interest bearing liabilities ................      43,974                                38,837
                                                         ----------                            ----------
    Total liabilities .................................     934,754                               916,085
Minority interest .....................................       1,511                                 1,340
Stockholders' equity ..................................     331,272                               321,870
                                                         ----------                            ----------
    Total liabilities and stockholders' equity ........  $1,267,537                            $1,239,295
                                                         ==========                            ==========
Net interest income (expense) .........................                $   (2,108)                         $   (3,197)
                                                                       ==========                          ==========
Net interest spread ...................................                                 1.58%                              1.79%
Net interest margin ...................................                                (2.00)%                            (4.11)%
Ratio of interest-earning assets to interest-bearing
 liabilities ..........................................          55%                                   41%

(1) The increase in the average yield on subordinates and residual securities in the first quarter of 2005 is largely the result of increased cash flows from our U.K. unrated single-family subprime residual securities, which increased the interest earnings on these securities. The decrease in our average investment in subordinates and residuals is primarily due to principal repayments and a decline in fair value of our subprime residuals.

(2) The decline in the average balance of loans is a result of sales, resolutions and repayments (primarily commercial loans) coupled with a decline in originations and repurchases. This reflects our strategic decision to exit non-core businesses and dispose of the related assets. The average balances include non-performing loans, interest on which is recognized on a cash basis. The decrease in the yield for the first quarter of 2005 reflects the fact that approximately 50% of the portfolio consists of non-performing loans.

(3) The decline in the average balance of match funded loans was primarily the result of principal repayments received on the loans and the sale of the remaining single family loans at the end of the first quarter of 2004 in connection with the redemption of the related match funded debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

(4) The decrease in the average balance of certificates of deposits resulted primarily from maturing brokered and non-brokered certificates of deposit. We have not issued any new brokered certificates of deposit since 2000. The decline in the average rate earned on deposits reflects the maturing of brokered certificates with higher rates.

(5) The increase in the average balance of match funded liabilities is due primarily to a servicing advance securitization that we executed in November 2004 offset in part by principal repayments on other match funded liabilities and the redemption at the end of the first quarter 2004 of the match funded debt secured by single family loans (as noted in (3) above).

(6) The decline in the average balance of lines of credit and other secured borrowings is due to repayments and maturities.

(7) The increase in the average balance of debt securities outstanding resulted primarily from the issuance in July 2004 of $175,000 of 3.25% Contingent Convertible Senior Unsecured Notes due 2024. See "Changes in Financial Condition - Debt Securities". The issuance of the Convertible Notes has also resulted in a decline in the average rates for the first quarter of 2005.

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

                                                                                2005 vs. 2004
                                                                    --------------------------------------
                                                                       Favorable (Unfavorable) Variance
                                                                    --------------------------------------
For the three months ended March 31,                                   Rate         Volume        Total
-----------------------------------------------------------------   ----------    ----------    ----------
Interest Income from Interest-Earning Assets
Interest earning cash and other .................................   $      256    $      245    $      501
Federal funds sold and repurchase agreements ....................          288          (436)         (148)
Trading securities:
  Investment grade securities ...................................           36         1,493         1,529
  Subordinates and residuals ....................................        1,042          (349)          693
Loans ...........................................................         (228)         (219)         (447)
Match funded loans ..............................................         (219)         (182)         (401)
                                                                    ----------    ----------    ----------
  Total interest income from interest-earning assets ............        1,175           552         1,727
                                                                    ----------    ----------    ----------
Interest Expense on Interest-Bearing Liabilities
Interest-bearing demand deposits ................................          (29)           36             7
Savings deposits ................................................            1            (5)           (4)
Certificates of deposit .........................................          288         1,923         2,211
                                                                    ----------    ----------    ----------
  Total interest-bearing deposits ...............................          260         1,954         2,214
Match funded liabilities ........................................         (395)       (1,225)       (1,620)
Lines of credit and other secured borrowings ....................          199           341           540
Notes and debentures ............................................        1,025        (2,797)       (1,772)
                                                                    ----------    ----------    ----------
  Total interest expense on interest-bearing liabilities ........        1,089        (1,727)         (638)
                                                                    ----------    ----------    ----------
Favorable (unfavorable) variance, net ...........................   $    2,264    $   (1,175)   $    1,089
                                                                    ==========    ==========    ==========

         Non-Interest Expense. The following table sets forth the principal components of our non-interest expense during the period indicated:

For the three months ended March 31,                                   2005         2004
-----------------------------------------------------------------   ----------   ----------
Compensation and employee benefits ..............................   $   24,371   $   22,033
Occupancy and equipment .........................................        4,242        3,997
Technology and communication costs ..............................        7,399        6,669
Loan expenses ...................................................        5,712        7,927
Loss (gain) on investments in affordable housing properties .....          642          (38)
Professional services and regulatory fees .......................        4,721        5,825
Other operating expenses ........................................        4,570        3,036
                                                                    ----------   ----------
                                                                    $   51,657   $   49,449
                                                                    ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

         Compensation and Employee Benefits. The following table presents the principal components of compensation and benefits we incurred for the period indicated:

For the three months ended March 31,                     2005           2004
--------------------------------------------------   ------------   ------------
Salaries (1) .....................................   $     16,711   $     14,104
Bonuses (2) ......................................          2,610          2,694
Payroll taxes ....................................          1,792          1,734
Commissions ......................................          1,317          1,240
Insurance ........................................            802            525
Severance ........................................             --            908
Other (3) ........................................          1,139            828
                                                     ------------   ------------
                                                     $     24,371   $     22,033
                                                     ============   ============

(1)      Salaries include fees paid for the services of temporary employees.

(2) Bonus expense includes compensation related to employee incentive awards of restricted stock and stock options.

(3) Other consists primarily of recruiting expenses, matching contributions to our 401(K) plan, other benefits and payments to independent contractors.

         The increase in compensation and benefits in the first quarter of 2005 as compared to the first quarter of 2004 is primarily due to increases in salaries. The increase in salaries has occurred primarily because of an increase in the average number of our full-time employees, both in the U.S. and our India offices. Our total combined workforce (domestic and international) averaged 3,158 employees in the first quarter of 2005 as compared to 2,474 for the first quarter of 2004. For the three months ended March 31, 2005 and 2004, our India workforce averaged 2,060 and 1,481, respectively. Severance for the first quarter of 2004 includes a one-time payment of $750 to the former president of OTX in accordance with the terms of his employment agreement.

         Occupancy and Equipment. The following table presents the principal components of occupancy and equipment costs for the period indicated:

For the three months ended March 31,                     2005           2004
--------------------------------------------------   ------------   ------------
Postage and mailing ..............................   $      1,181   $      1,558
Rent .............................................            900            709
Depreciation .....................................            714            696
Other ............................................          1,447          1,034
                                                     ------------   ------------
                                                     $      4,242   $      3,997
                                                     ============   ============

         Technology and Communication Costs. The following table presents the principal components of technology and communication costs for the years indicated:

For the three months ended March 31,                     2005           2004
--------------------------------------------------   ------------   ------------
Depreciation:
    Hardware .....................................   $      1,479   $      1,574
    Software .....................................            845            706
    Other ........................................            187            141
                                                     ------------   ------------
                                                            2,511          2,421
                                                     ------------   ------------
Telecommunications ...............................          1,567          1,486
Document imaging..................................            723            483
Maintenance and other.............................          2,598          2,279
                                                     ------------   ------------
                                                     $      7,399   $      6,669
                                                     ============   ============

         Loan Expenses. Loan expenses for the first quarter of 2005 and 2004 included $4,054 and $7,095, respectively, of appraisal fees incurred in connection with property valuation services we provided through the Residential Origination Services segment. Loan expenses also include other miscellaneous expenses incurred in connection with loans we own and those we service for others.

         Professional Services and Regulatory Fees. The following table presents the principal components of professional services and regulatory fees for the periods indicated:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

For the three months ended March 31,                     2005           2004
--------------------------------------------------   ------------   ------------
Legal fees and settlements (1) ...................   $      2,213   $      3,333
Consulting fees (non-technology) .................            531            602
Audit and accounting fees (2).....................            901            554
Insurance ........................................            547            437
Other ............................................            529            899
                                                     ------------   ------------
                                                     $      4,721   $      5,825
                                                     ============   ============

(1) Includes $2,000 recorded during the first quarter of 2004 to establish a reserve for multiple breach fees that were charged to borrowers but may no longer be collectible.

(2) The increase in audit and accounting fees in the first quarter of 2005 is primarily due to additional fees incurred in connection with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

         Other Operating Expenses. The following table presents the principal components of other operating expenses for the periods indicated:

For the three months ended March 31,                     2005           2004
--------------------------------------------------   ------------   ------------
Bad debt expense (1) .............................   $      2,204   $      1,650
Travel, lodging, meals and entertainment .........          1,074            662
Amortization of deferred costs ...................            287            264
Deposit related expense ..........................            225            197
Other ............................................            780            263
                                                     ------------   ------------
                                                     $      4,570   $      3,036
                                                     ============   ============

(1) Bad debt expense includes a provision of $2,096 and $1,393 recorded during the first quarter of 2005 and 2004, respectively, for estimated uncollectible servicing advances and other receivables related to our Residential Servicing segment. The provision recorded during the first quarter of 2004 includes $1,000 to establish an allowance for forbearance fees that we are no longer collecting directly from borrowers.

         Income Tax Expense (Benefit). The following table provides details of our income tax expense for the periods indicated:

For the three months ended March 31,                                            2005       2004
---------------------------------------------------------------------------   --------   --------
Income tax expense (benefit) on income (loss) before taxes ................   $    550   $  2,476
Provision for (reversal of) valuation allowance on deferred tax asset .....         --     (2,465)
                                                                              --------   --------
Total income tax expense (benefit) ........................................   $    550   $     11
                                                                              ========   ========

         We maintain a valuation allowance in an amount sufficient to reduce our deferred tax asset to the amount that is more likely than not to be realized. The valuation allowance amounted to $165,927 at both March 31, 2005 and December 31, 2004. Our assessment of the amount of the valuation allowance was based on consideration of all available evidence, both positive and negative, including our recent earnings history, current tax position, and estimates of future taxable income. The tax character (ordinary versus capital) and the carry forward and carry back periods of certain tax attributes (e.g., capital losses and tax credits) was also considered. Reversal of all or a portion of the valuation allowance may be appropriate in the future based on the results of our operations.

         Income tax expense (benefit) on income (loss) before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% because of the effect of foreign taxes, non-economic tax residual payments, changes in the valuation allowance and low-income housing tax credits. Income tax expense for the first quarter of 2005 and 2004 reflects tax credits of $352 and $598, respectively. Although we have substantial unused tax credits available to reduce the liability arising from income taxes on our current year income, tax credits can be used to reduce income tax expense only to the corporate alternative minimum tax rate of 20% of taxable income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

CHANGES IN FINANCIAL CONDITION

         Trading Securities. The following table sets forth the fair value of our trading securities at the dates indicated:

                                                       March 31,    December 31,
                                                         2005           2004
                                                     ------------   ------------
Investment grade (1):
    U.S. Treasury ................................   $        591   $      1,594
    Collateralized mortgage obligations
     (AAA-rated) .................................         71,962         81,466
    Bonds and debentures (2) .....................          2,551          3,155
                                                     ------------   ------------
                                                     $     75,104   $     86,215
                                                     ============   ============
Subordinates and residuals (3):
    Single family residential
      BB-rated subordinates ......................   $        254   $        256
      B-rated subordinates .......................            420            435
      Unrated subordinates .......................            206            217
      Unrated subprime residuals .................         33,257         35,276
                                                     ------------   ------------
                                                           34,137         36,184
    Commercial unrated subordinates ..............          3,226          3,343
                                                     ------------   ------------
                                                     $     37,363   $     39,527
                                                     ============   ============

(1) Investment grade securities declined by $11,111 during the first quarter 2005 primarily due to maturities and principal repayments on CMOs. We invest in CMOs as needed to meet the Qualified Thrift Lender requirements of the Bank.

(2) These securities were acquired in connection with our acquisition of BOK on September 30, 2004.

(3) During the first quarter 2005, our subordinate and residual trading securities declined by $2,164. This change was primarily due to a decline in fair value of the subprime residual securities.

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

         We periodically assess the carrying value of our subordinate securities and residual securities retained. There can be no assurance that our estimates used to determine the value of subordinate securities and residual securities retained will remain appropriate for the life of each securitization. If actual loan prepayments or defaults exceed our estimates, the carrying value of our subordinate securities and residual securities retained may be decreased during the period in which we recognized the disparity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

         The following table presents information regarding our subordinate and residual trading securities summarized by classification and rating at March 31, 2005:

                                                         ANTICIPATED     ANTICIPATED                ANTICIPATED
                                                           YIELD TO        YIELD TO                  WEIGHTED
                                             PERCENT     MATURITY AT     MATURITY AT                 AVERAGE
                                             OWNED         PURCHASE        3/31/2005                REMAINING
        RATING/DESCRIPTION (1)              BY OCWEN        (2)(3)          (2)(4)       COUPON     LIFE (2)(5)
----------------------------------------   ----------    ------------    ------------    ------    ------------
Single family residential:
    BB-rated subordinates ..............       100.00%          19.23%          11.46%     6.75%           3.77
    B-rated subordinates ...............       100.00%          17.09%          17.65%     5.92%           1.86
    Unrated subordinates ...............       100.00%          13.92%          41.97%     6.50%           0.19
    Unrated subprime residuals .........       100.00%          17.27%          11.58%      N/A            4.21

Commercial:
    Unrated subordinates ...............        25.00%          22.15%          14.10%      N/A            1.40

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

(4) Represents the effective yield based on the purchase price, actual cash flows received from inception until the respective date, and the then current estimate of future cash flows under the assumptions at the respective date. Changes in the March 31, 2005 anticipated yield to maturity from that originally anticipated are due to differences between estimated and actual cash flows. Each quarter we update the assumptions used to estimate future cash flows based on the actual results to date. The primary assumptions include prepayment speeds, loss rates and the discount rate.

(5) Represents the weighted average life in years based on the March 31, 2005 book value.

         The mortgages that underlie our trading subordinate and residual securities, which totaled $208,831 at March 31, 2005, are secured by properties located in forty-nine states and the United Kingdom. The largest aggregate value of mortgages in any one state or country is $46,095.

         Real Estate. Our investment in real estate declined from $18,732 at December 31, 2004 to $9,450 at March 31, 2005. This decline of $9,282 is primarily due to the sale of our consolidated subsidiary that owned our retail shopping center located in Halifax, Nova Scotia. This property had a net carrying value of $8,827 at December 31, 2004. Our investment in real estate at March 31, 2005 consists primarily of interests in two limited partnerships operating as multi-family real estate ventures with a net carrying value of $8,361.

         Loans, Net. Our net investment in loans amounted to $8,575 and $3,792 at March 31, 2005 and December 31, 2004, respectively. The balance at March 31, 2005 consists primarily of two loans - a loan with a carrying value of $3,211 to our one remaining affordable housing property, in which we have invested as a limited partner but do not consolidate in our financial statements, and a loan with a carrying value of $4,957 that we made during the first quarter of 2005 to facilitate the sale of our investment in a consolidated subsidiary that owned our shopping center located in Halifax, Nova Scotia. This new loan is the primary reason for the $4,783 increase in loans during the first quarter of 2005. See "Real Estate" above.

         See "Changes in Financial Condition - Allowance for Loan Losses" below for information regarding the allowance for loan losses.

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

         The following table sets forth an analysis of activity in the allowance for loan losses during the three months ended March 31, 2005:

Balance at December 31, 2004................................     $        4,546
Provision for loan losses...................................                  4
Charge-offs.................................................               (200)
                                                                 --------------
Balance at March 31, 2005...................................     $        4,350
                                                                 ==============

         The allowance for loan losses at March 31, 2005 and December 31, 2004 included $4,268 and $4,468, respectively, related to a loan to our one remaining affordable housing property.

         Match Funded Assets. Match funded assets are comprised of the following at the dates indicated:

                                                        March 31,   December 31,
                                                          2005          2004
                                                       -----------  ------------
Match funded advances on loans serviced for others:
    Principal and interest .........................   $    90,643  $    107,102
    Taxes and insurance ............................       113,245       107,710
    Other ..........................................        62,393        61,814
                                                       -----------  ------------
                                                           266,281       276,626
Commercial loans ...................................         3,678         4,134
                                                       -----------  ------------
                                                       $   269,959  $    280,760
                                                       ===========  ============

         Match funded advances on loans serviced for others resulted from the transfers of certain residential loan servicing related advances to qualified special purpose entities ("QSPE") in exchange for cash. These advances are owned by the QSPEs and are, therefore, not available to satisfy the claims of our general creditors. These transfers did not qualify as sales under generally accepted accounting principles because we retained effective control of the advances. Accordingly, we report the amount of proceeds we received from the sales as secured borrowings with pledges of collateral (match funded liabilities). See "Match Funded Liabilities".

         Commercial match funded loans held by our GSS subsidiary in Japan resulted from the transfer, on a non-recourse basis, of an undivided 100% participation interest in certain real estate loans to a Japanese subsidiary of Merrill Lynch on March 30, 2004 in exchange for cash. The transfer did not qualify as a sale under generally accepted accounting principles as we did not meet all of the conditions for surrender of control over the transferred loans. Accordingly, we report the amount of proceeds we received from the transfer as a secured borrowing with pledge of collateral (match funded liabilities). See "Match Funded Liabilities".

         Advances on Loans and Loans Serviced for Others. Advances related to our loan portfolios and loans we serviced for others consisted of the following at the dates indicated:

                                                        March 31,   December 31,
                                                          2005          2004
                                                      ------------  ------------
Loans serviced for others:
    Principal and interest .......................    $     50,237  $     51,782
    Taxes and insurance ..........................          90,257        94,926
    Other ........................................          91,423        93,375
                                                      ------------  ------------
                                                           231,917       240,083
Loans ............................................             344           347
                                                      ------------  ------------
                                                      $    232,261  $    240,430
                                                      ============  ============

         During any period in which the borrower is not making payments, we are required under certain servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We generally recover such advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record a charge to the extent that we estimate that advances are uncollectible, taking into consideration the age and nature of the advance and our historical loss experience, among other factors. Advances on loans serviced for others are net of reserves of $4,308 and $5,212 as of March 31, 2005 and December 31, 2004, respectively. The $4,308 of reserves at March 31, 2005 includes $3,503 to provide for forbearance plan fees and multiple breach fees that may no longer be collectible. See "Results of Operations - Core Businesses - Residential Servicing".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

         Advances on loans serviced for others do not include match funded advances that were transferred to a third party in transactions that did not qualify as sales for accounting purposes and that we account for as secured borrowings. See "Match Funded Assets" for information regarding these advances.

         Mortgage Servicing Rights. The unamortized balance of our mortgage servicing rights is primarily related to residential assets. Our investment increased by $3,865 during the three months ended March 31, 2005 as purchases exceeded amortization. The rate of amortization reflects high rates of actual and projected prepayments on subprime residential mortgage loans due to low interest rates. Purchases for the three months ended March 31, 2005 reflects the more cautious acquisition strategy that we adopted given the uncertainty of prepayment speeds in the current environment. In addition, we have commitments with the OTS to maintain our investment in mortgage servicing rights at certain levels. See Note 5 to the Interim Consolidated Financial Statements and "General
- Banking Operations" for additional information regarding these commitments. See also "Results of Operations Non-Interest Revenue - Segment Results" and - "Servicing and Related Fees". The following table sets forth the activity in our mortgage servicing rights at the dates indicated:

Balance at December 31, 2004...............................    $     131,409
Purchases..................................................           28,980
Amortization...............................................          (25,115)
                                                               -------------
Balance at March 31, 2005..................................    $     135,274
                                                               =============

         At March 31, 2005, we serviced loans under approximately 363 servicing agreements for 22 investors. Purchases during the three months ended March 31, 2005 were all for residential assets.

         Receivables. Receivables consisted of the following at the dates indicated:

                                                       March 31,    December 31,
                                                         2005           2004
                                                     ------------   ------------
Residential Loan Servicing (1) ...................   $     25,873   $     24,012
Residential Origination Services .................          6,120          3,455
Commercial Servicing .............................          2,055          2,736
Business Process Outsourcing .....................          1,370          1,532
Ocwen Recovery Group .............................            999            341
Commercial Assets (2) ............................             --            192
Affordable Housing (3) ...........................             --         18,308
Corporate Items and Other (4) ....................         99,051         76,143
                                                     ------------   ------------
                                                     $    135,468   $    126,719
                                                     ============   ============

(1)      Includes $18,422 and $12,801 at March 31, 2005 and December 31, 2004,
         respectively, of receivables representing fees earned from the servicing of loans and real estate. The remaining balance consists principally of reimbursable expenses earned from loan servicing investors.

(2) Based on the relative insignificance of the non-core assets remaining in this segment, the remaining assets of this business have been included in the Corporate Items and Other segment beginning January 1, 2005.

(3) Based on the relative insignificance of the non-core assets remaining in this segment, the remaining assets of this business have been included in the Corporate Items and Other segment beginning January 1, 2005. The balance primarily represents payments to be received in future years from the sale of investments in affordable housing properties. On March 31, 2005 the balance included in the Corporate Items and Other segment was $18,385, net of an unaccreted discount of $2,108 and a reserve for doubtful accounts of $5,799. The December 31, 2004 balance of $18,308 is net of discount and reserves $2,346 and $5,596, respectively.

(4) Includes $61,074 and $61,591 of income taxes receivable at March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, income taxes receivable includes $56,526 of federal tax refund claims, the payment of which is subject to final approval by the Joint Committee on Taxation of the U.S. Congress. We have agreed with the IRS to extend the statute of limitations with respect to these claims until December 31,2005, and we currently expect that this approval will be issued prior to that date. The receivable balance a March 31, 2005 and December 31, 2004 also included $7,269 and $6,872, respectively, of accrued interest on the federal tax refund claims. The increase in the balance of receivables in the Corporate Items and Other segment in the first quarter of 2005 is primarily due to the transfer of Affordable Housing assets to this segment effective January 1, 2005, as noted in
         (3) above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

         Other Assets. Other assets consisted of the following at the dates indicated:

                                                        March 31,   December 31,
                                                          2005          2004
                                                       -----------  ------------
Deferred tax assets, net (1) .......................   $    17,504  $     17,683
Deferred debt related costs, net ...................        10,923        11,216
Interest earning insurance collateral deposits (2)..         8,832         8,905
Loans held for resale (3) ..........................         6,887         8,437
Interest earning reserve accounts (4) ..............         5,664         5,850
Goodwill, net ......................................         5,312         5,312
Prepaid expenses ...................................         4,085         4,069
Mutual fund and stocks (5) .........................         2,592         2,886
Capitalized software development costs, net ........           782         1,147
Other ..............................................         3,987         3,472
                                                       -----------  ------------
                                                       $    66,568  $     68,977
                                                       ===========  ============

(1) Deferred tax assets are net of valuation allowances totaling $165,927 at both March 31, 2005 and December 31, 2004. See "Results of Operations - Income Tax Expense (Benefit)".

(2) These deposits were required in order to obtain surety bonds for affordable housing properties that we sold before the end of the fifteen-year tax credit amortization period, and on which we have previously claimed tax credits on our income tax returns. The surety bond is necessary in order to avoid the recapture of those tax credits previously claimed.

(3) Loans originated in response to requests from Residential Servicing customers to refinance their mortgage. Only loans with sales commitments prior to closing are originated under this program. The loans outstanding at March 31, 2005 were all sold during April 2005.

(4) Represents amounts set aside from the proceeds of our match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest.

(5) This balance primarily represents an investment by the Bank in a mutual fund that invests in assets that meet the requirements of the Community Reinvestment Act.

         Deposits. Our customer deposits declined by $101,769 during the first quarter of 2005 primarily as a result of maturing certificates of deposit. This trend reflects our reduced reliance on deposits as a source of financing our operations. See "Banking Operations" and "Liquidity, Commitments and Off-Balance Sheet Risks". The following table sets forth information related to our deposits at the dates indicated:

                                                               March 31, 2005                       December 31, 2004
                                                    ------------------------------------   -----------------------------------
                                                                  Weighted                              Weighted
                                                                  Average     % of Total                 Average    % of Total
                                                      Amount        Rate       Deposits      Amount        Rate       Deposits
                                                    ----------   ----------   ----------   ----------  ----------   ----------
Non-interest bearing checking accounts ...........  $    4,929           --%         2.5%  $    4,513          --%         1.5%
NOW and money market checking accounts ...........      10,302         2.00%         5.2%      12,541        0.75%         4.1%
Savings accounts .................................       5,673         1.18%         2.8%       6,574        0.75%         2.2%
                                                    ----------                ----------   ----------               ----------
                                                        20,904                      10.5%      23,628                      7.8%
                                                    ----------                             ----------
Total certificates of deposit (1)(2) .............     178,626         2.93%        89.5%     277,671        3.12%        92.2%
                                                    ----------                ----------   ----------               ----------
                                                    $  199,530                     100.0%  $  301,299                    100.0%
                                                    ==========                ==========   ==========               ==========

(1)      Included $5,808 and $26,418 at March 31, 2005 and December 31, 2004,
         respectively, of brokered deposits originated through national, regional and local investment banking firms that solicit deposits from their customers, all of which are non-cancelable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

(2) At March 31, 2005 and December 31, 2004, certificates of deposit with outstanding balances of $100 or more amounted to $47,724 and $76,002, respectively. The basic insured amount of a depositor is $100. Deposits maintained in different categories of legal ownership are separately insured.

         The following table sets forth the remaining maturities of our time deposits with balances of $100 or more at March 31, 2005:

Matures within three months...................................    $      7,065
Matures after three months through six months.................           6,245
Matures after six months through twelve months................          21,779
Matures after twelve months...................................          12,635
                                                                  ------------
                                                                  $     47,724
                                                                  ============

         Escrow Deposits. Escrow deposits on our loans and loans we serviced for others amounted to $121,499 and $125,977 at March 31, 2005 and December 31, 2004, respectively. The balance consisted principally of custodial deposit balances representing collections that we made from borrowers for the payment of taxes and insurance premiums on mortgage properties underlying loans that we serviced for others. Such balances amounted to $116,713 and $105,924 at March 31, 2005 and December 31, 2004, respectively. See "Results of Operations - Non-Interest Revenue - Servicing and Related Fees".

         Match Funded Liabilities. Match funded liabilities represent proceeds received from transfers of loans and advances on loans serviced for others. Because we retained effective control over the assets transferred, these transfers did not qualify as sales for accounting purposes and, therefore, we report them as secured borrowings with pledges of collateral. See "Match Funded Assets" for additional details regarding these transactions. Match funded liabilities were comprised of the following at the dates indicated:

                                                                                 March 31,   December 31,
Collateral (Interest Rate)                              Interest Rate              2005          2004
---------------------------------------------  ------------------------------  ------------  ------------
Advances on loans serviced for others (2)      See (1) below                   $    132,186  $    149,342
Advances on loans serviced for others (2)      LIBOR plus 175 basis points           86,573        90,851
Commercial loans (3)                                                                  3,678         4,134
                                                                               ------------  ------------
                                                                               $    222,437  $    244,327
                                                                               ============  ============

(1) In November 2004, we executed a servicing advance securitization. This transaction involved the issuance of a term note for $100,000 and a one-year variable funding note for a maximum of $75,000. The term note bears interest at LIBOR plus 50 basis points. The variable funding note bears interest at a commercial paper rate plus a margin that approximates LIBOR plus 53 basis points. Under the terms of the agreement, as of March 31, 2005, we are eligible to finance additional advances on loans serviced for others of $42,814. The term note under this facility has a stated maturity of October 2013. The variable funding note has a stated maturity of November 2010.

(2) Under the terms of the agreement, we are eligible to finance additional advances on loans serviced for others up to a maximum balance of $200,000. This facility will mature in January 2006.

(3)      Represents a 100% participation interest held by a third party.

         The lending agreements for our match funded liabilities contain various qualitative and quantitative covenants that, among other things, establish requirements for the monitoring and reporting of specified financial transactions and reporting on defined events affecting the collateral underlying the agreements. We are currently in compliance with these covenants. We are also in discussions with our lenders to amend the lending agreements such that we will not be in default should we succeed in terminating our status as a federal savings bank. We anticipate successful completion of the discussions prior to debanking.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

         Lines of Credit and Other Secured Borrowings. We have obtained secured borrowings from unaffiliated financial institutions as follows:

                                                                                                   March 31,    December 31,
     Borrowing Type               Collateral                Maturity        Interest Rate (1)        2005          2004
-------------------------   ------------------------    ---------------   --------------------   ------------   ------------
Senior secured credit       Purchased mortgage            April 2006      LIBOR + 162.5 or 225   $     67,891   $     24,218
 agreement                   servicing rights and                         basis points
                             advances on loans
                             serviced for others (2)
Senior secured credit       Purchased mortgage           December 2005    LIBOR + 250 basis             8,333         11,458
 agreement                   servicing rights                             points
Mortgage note               Office building (3)          October 2014     5.62%                        14,865         14,936
                                                                                                 ------------   ------------
                                                                                                 $     91,089   $     50,612
                                                                                                 ============   ============

(1) 1-month LIBOR was 2.87% and 2.40% at March 31, 2005 and December 31, 2004, respectively.

(2)      The maximum amount of borrowing under this facility is $70,000.

(3) Collateral represents our loan servicing call center located in Orlando, Florida. We entered into this mortgage in October 2004.

         Each of our lines contains qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and restrictions on future indebtedness, as well as the monitoring and reporting of various specified transactions or events. We are currently in compliance with these covenants. While we have not historically paid dividends, our covenants, by establishing net worth requirements, in effect limit the amount of dividends that could be paid. As of March 31, 2005, the most restrictive limitation of all the covenants would limit dividends that could be paid to $55,726. We are in discussions with our lenders to amend the lending agreements such that we will not be in default should we succeed in terminating our status as a federal savings bank. We anticipate successful completion of the discussions prior to debanking.

         Debt Securities. Debt securities consisted of the following at the dates indicated:

                                                      March 31,     December 31,
                                                         2005           2004
                                                     ------------   ------------
3.25% Convertible Notes due August 1, 2024 .......   $    175,000   $    175,000
10.875% Capital Securities due August 1, 2027 ....         56,249         56,249
                                                     ------------   ------------
                                                     $    231,249   $    231,249
                                                     ============   ============

         In addition to the specific requirements discussed below, each of our debt securities contain qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and restrictions on future indebtedness, as well as the monitoring and reporting of various specified transactions or events. We are currently in compliance with these covenants.

         Convertible Notes. In July 2004, OCN issued $175,000 aggregate principal amount of 3.25% Contingent Convertible Senior Unsecured Notes due 2024 ("Convertible Notes") in a private placement as permitted by the Securities Act of 1933, as amended. The Convertible Notes are senior unsecured obligations of Ocwen Financial Corporation and bear interest at the rate of 3.25% per year. Interest is payable on February 1 and August 1 of each year, beginning on February 1, 2005. The Convertible Notes will mature on August 1, 2024.

         Holders may convert all or a portion of their notes into shares of our common stock under the following circumstances: (1) at any time during any calendar quarter commencing after December 31, 2004, if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the calendar quarter prior to such quarter is greater than 125% of the conversion price per share of common stock on such last day; (2) subject to certain exceptions, during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the notes for each day of the five-consecutive-trading-day period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1 principal amount of the notes; (3) if the notes have been called for redemption; (4) upon the occurrence of specified corporate transactions; or (5) if we elect at our sole discretion to permit conversion following the implementation of EITF Issue 04-8. We elected not to permit conversion following the implementation of EITF 04-8 in the fourth quarter of 2004.

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

         Stockholders' Equity. Stockholders' equity amounted to $332,926 at March 31, 2005 as compared to $330,108 at December 31, 2004. The $2,818 increase in stockholders' equity during the first quarter of 2005 was primarily due to net income of $2,387. See the Consolidated Statements of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements for additional information regarding changes in stockholders' equity during the first quarter of 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

         We did not purchase any shares of our own common stock during the three months ended March 31, 2005. A total of 5,568,900 shares may be purchased under a plan we announced on May 9, 2000 to repurchase up to 6,000,000 shares of our issued and outstanding common stock.

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

         Our primary sources of funds for liquidity are:

     .   Lines of credit and other       .    Payments received on loans
         secured borrowings                   and securities
     .   Match funded debt               .    Proceeds from sales of assets
     .   Debt securities                 .    Deposits
     .   Servicing fees

         We closely monitor our liquidity position and ongoing funding requirements. At March 31, 2005, we had $205,574 of unrestricted cash and cash equivalents and $73,312 of short-term investment grade securities. Unrestricted cash and cash equivalents and short-term investment grade securities combined represented 23% of total assets at March 31, 2005. Under certain of our credit facilities we are required to maintain minimum liquidity levels. Among the risks and challenges associated with our funding activities are the following:

     . As noted in "Banking Operations", debanking, if successful, will require that we make a cash payment to the purchaser of our branch that will be based in part on the amount of deposits assumed. Scheduled maturities of all certificates of deposit for the twelve months ending March 31, 2006, the twelve months ending March 31, 2007 and thereafter amount to $118,166, $46,683 and $13,777, respectively.
     . Cash requirements to fund our acquisition of additional servicing rights and related advances.
     . The maturity of an existing senior secured credit with an outstanding balance of $8,333 in December 2005.
     .   Ongoing cash requirements to fund operations of our holding company.

         Our reliance on deposits has been reduced through sales of non-core assets and by diversifying our funding sources, including obtaining credit facilities for servicing rights and advances. If, as described under "Banking Operations," we cease to control a federal savings bank, we would no longer be able to rely on deposits obtained in the United States through the Bank as a source of funding.

         In the last several years, our Residential Servicing business has grown through the purchase of servicing rights. Servicing rights entitle us as the owner to earn servicing fees and other types of ancillary income, but they also impose on us various obligations on the servicer. Among these are the obligations to advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance and various other items that are required to preserve the assets being serviced.

         Our ability to expand our Residential Servicing business depends in part on our ability to obtain additional financing to purchase new servicing rights and to fund servicing advances. We currently use a variety of sources of debt to finance these assets, including match funded agreements, deposits, credit facilities and seller financing. Our credit facilities provide financing to us at amounts that are less than the full value of the related servicing assets that serve as collateral for the credit facilities. If we cannot replace or renew these sources as they mature or obtain additional sources of financing, we may be unable to acquire new servicing rights or make the associated advances. Credit facilities directly related to our Residential Servicing business are summarized as follows:

     . Under a match funding agreement that we entered into on December 20, 2001, we are eligible to sell advances on loans serviced for others up to a maximum debt balance of $200,000 at any one time. At March 31, 2005, we had $86,573 of match funded liabilities outstanding under this facility, which will mature in January 2006. The sales of advances do not qualify as sales for accounting purposes; therefore, we report them as secured borrowings with pledges of collateral.
     . In April 2003, we also entered into a $60,000 secured credit agreement that may be used to fund servicing advances and acquisitions of servicing rights. The agreement matured in April 2005 and has been renewed through April 2006. In April 2004, the size of the facility was increased to $70,000. At March 31, 2005, we had a balance outstanding under this agreement of $67,891. In April 2005, we concluded a syndication of this credit line which will increase our borrowing capacity under this agreement by $65,000 for a total of $135,000. The syndication will formally close effective with debanking.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

     . In December 2003, we entered into a $12,500 secured credit agreement under which any borrowings are collateralized by mortgage servicing rights. In January 2004, we borrowed $12,500 under this facility, and the balance outstanding as of March 31, 2005 was $8,333.
     . On November 17, 2004, we entered into a match funded agreement under which we transferred certain of our advances on loans serviced for others. As of March 31, 2005, proceeds received in connection with this transfer of advances were $132,186. As of December 31, 2004, there was $42,814 of capacity available under this facility. The transfers of advances under this agreement do not qualify as sales for accounting purposes because we retain effective control of the advances. Accordingly, we report the advances transferred as match funded assets and the amount of proceeds we receive from the transfers as a secured borrowing with pledge of collateral. The $100,000 term note under this facility has a stated maturity of October 2013. The variable funding note has a stated maturity of November 2010. In April 2005, we issued an incremental term note for $75,000 and an additional one-year variable funding note for $25,000, thus providing an additional $100,000 of financing under this advance securitization structure.

         We believe that our existing sources of liquidity, including internally generated funds, will be adequate to fund our planned activities for the foreseeable future, although there can be no assurances in this regard. As discussed above, we continue to evaluate other sources of liquidity, such as debt securities, lines of credit from unaffiliated parties, match funded debt and other secured borrowings.

         Our operating activities provided (used) $50,394 and $64,626 of cash flows during the three months ended March 31, 2005 and 2004, respectively. Operating cash flow decreased principally because of lower net income and because net collections on advances and match funded advances on loans and loans serviced for others declined to $18,514 in the first quarter of 2005 as compared to $43,448 in the first quarter of 2004. These declines were partially offset by an increase in net cash provided by trading securities.

         Our investing activities provided (used) cash flows totaling $(30,093) and $(6,907) during the three months ended March 31, 2005 and 2004, respectively. The increase in cash flows used by investing activities is largely the result of increased purchases of mortgage servicing rights in the first quarter of 2005 as compared to the first quarter of 2004, coupled with decreased proceeds from the sale of real estate and lower principal payments on loans. The increase in these cash outflows was partly offset by lower acquisitions of match funded loans and lower originations of loans.

         Our financing activities provided (used) cash flows of $(87,619) and $29,990 during the three months ended March 31, 2005 and 2004, respectively. Cash flows from financing activities decreased principally because deposits declined in the first quarter of 2005 by $(106,247) as a result of maturing brokered and non-brokered deposits. This compares to an increase of $66,087 in the first quarter of 2004 when we were replacing maturing brokered deposits with new non-brokered deposits. Offsetting this decrease in cash flows, lines of credit and other secured borrowing provided cash of $40,477 in the first quarter of 2005 because of increased borrowing under a senior secured credit agreement that is secured by servicing rights and advances. During the first quarter of 2004, lines of credit and other secured borrowings used $(50,857) of cash principally because of the maturity of a line of credit collateralized by servicing advances.

         See the Consolidated Statements of Cash Flows in the Interim Consolidated Financial Statements for additional details regarding cash flows during the three months ended March 31, 2005 and 2004.

         Commitments. We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include our Convertible Notes, Capital Trust Securities, lines of credit and other secured borrowings, certificates of deposit and operating leases. See Note 8 to the Interim Consolidated Financial Statements for additional information regarding commitments and contingencies.

         Off-Balance Sheet Risks. In addition to commitments to extend credit, we are party to various off-balance sheet financial instruments in the normal course of our business to manage our interest rate risk and foreign currency exchange rate risk. See Note 45 to the Interim Consolidated Financial Statements and "Asset and Liability Management" above.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

REGULATORY CAPITAL AND OTHER REQUIREMENTS

         See Note 5 to the Interim Consolidated Financial Statements.

RECENT ACCOUNTING DEVELOPMENTS

         For information relating to the effects of our adoption of recent accounting standards, see Note 2 to the Interim Consolidated Financial Statements.

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

         The Committee's method for evaluating interest rate risk includes an analysis of the our interest rate sensitivity "gap," which is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

         The following table sets forth the estimated maturity or repricing of our interest-earning assets and interest-bearing liabilities at March 31, 2005. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except:

     . Adjustable-rate loans, performing discount loans and securities are included in the period in which they are first scheduled to adjust and not in the period in which they mature,
     . Fixed-rate mortgage-related securities reflect prepayments that were estimated based on analyses of broker estimates, the results of a prepayment model we use and empirical data,
     . Non-performing discount loans reflect the estimated timing of resolutions that result in repayment to us,
     . NOW and money market checking deposits and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on our detailed studies of each such category of deposit and,
     . Escrow deposits and other non interest-bearing checking accounts, which amounted to $126,428 at March 31, 2005, are excluded.

         We believe that these assumptions approximate actual experience and consider them reasonable; however, the interest rate sensitivity of our assets and liabilities in the table could vary substantially if we were to use different assumptions or actual experience differs from the historical experience on which we based the assumptions.

         (Dollars in thousands)

                                                                                    March 31, 2005
                                                     ----------------------------------------------------------------------------
                                                                        Four to        More Than
                                                     Within Three       Twelve        One Year to     Three Years
                                                        Months          Months        Three Years       and Over          Total
                                                     ------------     ----------     ------------     ------------     ----------
Rate-Sensitive Assets (1):
  Interest-earning deposits ......................   $    113,306     $       --     $         --     $         --     $  113,306
  Trading securities .............................         18,116         44,776           36,603           12,972        112,467
  Investments ....................................          8,256             --               --               --          8,256
  Loans, net (1) .................................            228          5,335            1,150            1,862          8,575
  Match funded loans (1) .........................          3,678             --               --               --          3,678
                                                     ------------     ----------     ------------     ------------     ----------
    Total rate-sensitive assets ..................        143,584         50,111           37,753           14,834        246,282
                                                     ------------     ----------     ------------     ------------     ----------
Rate-Sensitive Liabilities:
  NOW and money market checking deposits .........          8,488            208              445            1,161         10,302
  Savings deposits ...............................          4,032            253              500              888          5,673
  Certificates of deposit ........................         21,858         96,351           55,717            4,700        178,626
                                                     ------------     ----------     ------------     ------------     ----------
    Total interest-bearing deposits ..............         34,378         96,812           56,662            6,749        194,601
  Match funded liabilities .......................        222,437             --               --               --        222,437
  Lines of credit and other secured borrowings ...         67,890          8,333               --           14,866         91,089
  Notes and debentures ...........................             --             --               --          231,249        231,249
                                                     ------------     ----------     ------------     ------------     ----------
    Total rate-sensitive liabilities .............        324,705        105,145           56,662          252,864        739,376
                                                     ------------     ----------     ------------     ------------     ----------
Interest rate sensitivity gap (2) ................   $   (181,121)    $  (55,034)    $    (18,909)    $   (238,030)    $ (493,094)
                                                     ============     ==========     ============     ============     ==========
Cumulative interest rate sensitivity gap .........   $   (181,121)    $ (236,155)    $   (255,064)    $   (493,094)
                                                     ============     ==========     ============     ============
Cumulative interest rate sensitivity gap as a
 percentage of total rate-sensitive assets .......         (73.48)%       (95.89)%        (103.57)%        (200.22)%

As of December 31, 2004:
Cumulative interest rate sensitivity gap .........   $   (243,089)    $ (296,306)    $   (325,317)    $   (564,364)
                                                     ============     ==========     ============     ============
Cumulative interest rate sensitivity gap as a
 percentage of total rate-sensitive assets .......         (94.00)%      (114.58)%        (125.79)%        (218.23)%

(1)      We have not reduced balances for any non-performing loans.

(2) We had no rate-sensitive derivative financial instruments outstanding at March 31, 2005.

         We have experienced a large negative interest rate sensitivity gap in recent years. The negative interest rate sensitivity gap reflects the economics of our Residential Servicing business. At March 31, 2005, we had servicing advances of $517,056 consisting of advances on loans and loans serviced for others of $240,430 and match funded advances on loans serviced for others of $276,626. Servicing advances do not bear interest but are generally funded with interest bearing liabilities. As a result, these instruments result in a negative interest rate sensitivity gap. In addition, we earn interest on float balances. We earn a short term, 30 days or less, rate of interest on float balances. These float balances, which are not included in our financial statements, amounted to $1,028,785 and $867,884 at March 31, 2005 and December 31, 2004, respectively. When the float balances are considered by adding them to the within three months rate-sensitive assets, the interest rate sensitivity gap shifts from negative to positive.

         The OTS has established specific minimum guidelines for thrift institutions to observe in the area of interest rate risk as described in Thrift Bulletin No. 13a, "Management of Interest Rate Risk, Investment Securities, and Derivative Activities" ("TB 13a"). Under TB 13a, institutions are required to establish and demonstrate quarterly compliance with board-approved limits on interest rate risk that are defined in terms of net portfolio value ("NPV"). We use NPV to measure our exposure to interest rate risk. NPV is calculated as the net present value of expected cash flows from an institution's existing assets, less the net present value of the expected cash flows from existing liabilities, plus the net present value of expected cash inflows from existing financial derivatives and off-balance sheet contracts. Cash flows for each asset and liability are based on the contractual rates and terms at the individual asset and liability level. These cash flows are discounted to the present period using a discount rate that is relevant to the particular asset or liability, to arrive at the base case scenario. Deposit instruments are discounted using their annual percentage rate paid to the depositor, loans at their contractual interest rate. Residual and subordinate securities are discounted at rates ranging from 18% to 21% depending on the composition of their underlying collateral and its performance.

         (Dollars in thousands)

         The NPV model does not value new business activity or other projected or possible changes in the company's balance sheet. Rather, it takes a snapshot view of the portfolio at each quarter-end and estimates its economic value at that time and the value of the portfolio under the different interest rate scenarios. The model estimates the current, or base case, economic value of each type of asset, liability and off-balance sheet contract at the end of each quarter.

         NPV is useful in assessing interest rate risk in that it measures how changes in interest rates might affect the economic value of a portfolio of assets, liabilities and off balance sheet contracts. By recalculating NPV under various interest rate scenarios, we can see the consequences of our business strategy under several possible alternative courses of interest rates, and evaluate the extent to which we may want to alter our interest rate exposure through hedging or other techniques.

         The board-approved limits specify the minimum net portfolio value ratio ("NPV Ratio") allowable under current interest rates and hypothetical interest rate scenarios. An institution's NPV Ratio for a given interest rate scenario is calculated by dividing the NPV that would result in that scenario by the present value of the institution's assets in that same scenario. The hypothetical scenarios are represented by immediate, permanent, parallel movements (shocks) in the term structure of interest rates of plus 100, 200 and 300 basis points and minus 100 basis points from the actual term structure observed at quarter end. The NPV Ratio may be interpreted as an indicator of capital strength in each scenario: the higher the NPV Ratio, the greater is the institution's ability to weather negative events. The change in an institution's NPV Ratio across the various scenarios gives an indication of the capacity of the institution to withstand interest rate stress. The current NPV Ratio for each of the five rate scenarios and the corresponding limits approved by the Board of Directors, as applied to Ocwen Financial Corporation and its subsidiaries, are as follows at March 31, 2005:

                                    Board Limits           Current
Rate Shock in basis points      (minimum NPV Ratios)      NPV Ratios
--------------------------      --------------------      ----------
           +300                        5.00%                35.58%
           +200                        6.00%                33.54%
           +100                        7.00%                31.24%
            --                         8.00%                28.60%
           -100                        7.00%                25.54%

         The Committee also regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income or expense and NPV and evaluating such impacts against the maximum potential changes in net interest income and NPV that is authorized by the Board of Directors, as applied to Ocwen Financial Corporation and its subsidiaries. We calculate the cash flows associated with the loan portfolios and securities based on prepayment and default rates that vary by asset. We generate projected losses, as well as prepayments, based upon the actual experience with the subject pool, as well as similar, more seasoned pools. To the extent available, we use loan characteristics such as loan-to-value ratio, interest rate, credit history, prepayment penalty terms and product types to produce the projected loss and prepayment assumptions that are included in the cash flow projections of the securities. When we shock interest rates we further adjust these projected loss and prepayment assumptions. The base interest rate scenario assumes interest rates at March 31, 2005. The base case net interest expense is a projection of interest for the following 12 months based on the net interest income or expense in our consolidated statement of operations for the last month of the period. A weighted average rate of interest is calculated based on the interest rate sensitivity gap of our rate sensitive assets and liabilities that are scheduled to mature over the next twelve months following the end of the period. The weighted average interest rate is then applied against the interest rate sensitivity gap for this twelve-month period to determine the base case net interest expense.

         (Dollars in thousands)

         An interest rate sensitivity gap is calculated for each interest rate scenario, and a hypothetical net interest expense is calculated based upon the weighted average interest rate. The result is then compared to the base case net interest expense to determine the percentage increase or decrease in net interest expense that each scenario produces relative to the base case. The following table quantifies the potential changes in net interest expense and NPV should interest rates go up or down (shocked) 300 or 100 basis points, respectively, assuming the yield curves of the rate shocks will be parallel to each other. Actual results of Ocwen Financial Corporation and its subsidiaries could differ significantly from the results estimated in this table:

                                           Estimated Changes in
                                   --------------------------------------
Rate Shock in basis points         Net Interest (1)             NPV
--------------------------         ----------------      ----------------
           +300                        68.10%                  31.54%
           +200                        45.40%                  21.99%
           +100                        22.70%                  11.57%
             --                           --%                     --%
           -100                       (22.70)%                (12.77)%

(1) The base case interest expense was based on net interest expense of $714 for the month of March 2005.

         The Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. These techniques include interest rate exchange contracts or "swap" agreements, interest rate caps and floors, U.S. Treasury interest rate futures contracts, foreign currency futures contracts, foreign currency forwards and European swaptions and put options.

Foreign Currency Exchange Rate Risk Management. We have entered into foreign currency futures to hedge our net investment in the foreign subsidiary that owns our U.K. suprime residual securities and the short-term Canadian-Dollar-denominated loan we made to facilitate the sale of our investment in the foreign subsidiary that owned the shopping center in Halifax, Nova Scotia. Our principal exposure to foreign currency exchange rates exists with the British Pound versus the U.S. dollar and the Canadian Dollar versus the U.S. Dollar. Our policy is to periodically adjust the amount of foreign currency derivative contracts that we have entered into in response to changes in our recorded investment in these foreign entities as well as to changes in our assets denominated in a foreign currency. Our net exposures are subject to gain or loss if foreign currency exchange rates fluctuate. See Note 4 to our Interim Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

         Our management, with the participation of our chief executive officer and acting chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the securities Exchange Act) as of March 31, 2005. Based on this evaluation, our chief executive officer and acting chief financial officer concluded that, as of March 31, 2005 our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our chief executive officer and acting chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to the following:

..    expectations related to the debanking process, related transactions and subsequent plans;
..    projections for growth of the residential loan servicing business and business opportunities in other core businesses;
..    predictions regarding sales of our commercial and affordable housing assets;
..    assumptions related to the diversification of financing sources and the adequacy of resources;
..    estimates regarding interest rates and foreign currency transactions; and
..    expectations related to pending litigation.

Forward-looking statements are not guarantees of future performance, and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following:

..    general economic and market conditions,
..    prevailing interest or currency exchange rates,
..    availability of servicing rights for purchase,
..    governmental regulations and policies,
..    international political and economic uncertainty,
..    availability of adequate and timely sources of liquidity,
..    uncertainty related to dispute resolution and litigation, and
..    real estate market conditions and trends.

Further information on the risks specific to our business are detailed within this report and our other reports and filings with the Securities and Exchange Commission, including our periodic report on Form 10-K for the year ended December 31, 2004 and periodic reports on Form 8-K. The forward-looking statements speak only as of the date they are made and should not be relied upon. OCN undertakes no obligation to update or revise the forward-looking statements.

                           PART II - OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS.

         See "Note 10 Commitments and Contingencies" of Ocwen Financial Corporation's Interim Consolidated Financial Statements.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)3       EXHIBITS.

     2.1 Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
     3.1       Amended and Restated Articles of Incorporation (2)
     3.2       Amended and Restated Bylaws (3)
     4.0       Form of Certificate of Common Stock (2)
     4.1       Certificate of Trust of Ocwen Capital Trust I (4)
     4.2       Amended and Restated Declaration of Trust to Ocwen Capital Trust
               I (4)
     4.3       Form of Capital Security of Ocwen Capital Trust I (Included in
               Exhibit 4.2) (4)
     4.4 Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (4)
     4.5 Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (Included in Exhibit 4.4) (4)
     4.6 Form of Guarantee of the OCN relating to the Capital Securities of Ocwen Capital Trust I (4)
     4.7 Registration Rights Agreement dated as of July 28, 2004, between OCN and Jeffries & Company Inc. (10)
     4.8 Indenture dated as of July 28, 2004, between OCN and the Bank of New York Trust Company, N.A., as trustee (10)
     10.1 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (5)
     10.2      Ocwen Financial Corporation 1998 Annual Incentive Plan (6)
     10.3 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors (7)
     10.4 Indemnity agreement, dated August 24, 1999, among OCN and OAC's Board of Directors (8)
     10.5 Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (8)
     10.6 First Amendment to Agreement, dated March 31, 2000, between HCT Investments, Inc. and OAIC Partnership I, L.P. (8)
     10.7 Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (9)
     31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
     31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
     32.1      Certification of the Chief Executive Officer pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
     32.2      Certification of the Chief Financial Officer pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

(9) Incorporated by reference from the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

(10) Incorporated by reference from the similarly described exhibit included with Registrant's Quarterly Report on Form10-Q for the quarterly period ended June 30, 2004.

(b)      Reports on Form 8-K Filed during the Quarter Ended March 31, 2005.

         (1) A Form 8-K was filed by OCN on January 31, 2005, which contained a news release announcing our 2004 fourth quarter and year results and certain other information.

         (2) A Form 8-K was filed by OCN on February 10, 2005, which disclosed that we had entered into a Branch Purchase and Deposit Assumption Agreement with Marathon National Bank of New York for the sale of the Fort Lee, NJ branch of our subsidiary, Ocwen Federal Bank FSB.

         (3) A Form 8-K was filed by OCN on February 24, 2005, which disclosed the resignation of Mark S. Zeidman as the principal financial officer of Ocwen Financial Corporation and the appointment of Robert J. Leist, Jr. as the interim principal financial officer.

         (4) A Form 8-K was filed by OCN on March 10, 2005, which disclosed that the Company's Board of Directors had approved a reserve of $3 million for the two contingent liabilities and the consequent revision of the previously announced fourth quarter and 2004 earnings and certain other information.

         (5) A Form 8-K was filed by OCN on March 10, 2005, which disclosed that the Board of Directors had adopted a Deferral Plan for Directors effective May 17, 2005, that provides Directors with the opportunity to defer the receipt of all or a portion of their stock-based compensation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OCWEN FINANCIAL CORPORATION

                                   By:   /s/ ROBERT J. LEIST, JR.
                                         ---------------------------------------
                                         Robert J. Leist, Jr., Vice President &
                                         Chief Accounting Officer and Acting
                                         Chief Financial Officer
                                         (On behalf of the Registrant and as its
                                         principal financial officer)

Date:    May 10, 2005