Form 10-Q
period 2005-06-30
OCWEN FINANCIAL CORP
filed 2005-08-09
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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

Number of shares of Common Stock, $0.01 par value, outstanding as of July 8, 2005: 62,934,102 shares.

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                                                             Page
                                                                                                                             ----
PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)............................................................       3

        Consolidated Balance Sheets at June 30, 2005 and December 31, 2004...............................................       3

        Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004..................       4

        Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended
         June 30, 2005 and 2004 .........................................................................................       5

        Consolidated Statement of Changes in Stockholders' Equity for the Six Months Ended June 30, 2005.................       6

        Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004............................       7

        Notes to Consolidated Financial Statements.......................................................................       9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............................      19

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................................      43

Item 4. Controls and Procedures..........................................................................................      44

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................................................................      45

Item 4. Submission of Matters to a Vote of Security Holders..............................................................      45

Item 6. Exhibits.........................................................................................................      45

Signature................................................................................................................      47

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                           June 30,       December 31,
                                                                                             2005             2004
                                                                                        -------------    -------------
ASSETS
    Cash ............................................................................   $     310,233    $     542,891
    Trading securities, at fair value
      Investment grade ..............................................................           2,942           86,215
      Subordinates and residuals ....................................................          45,343           39,527
    Match funded assets (including advances on loans serviced for others of $331,337
     and $276,626)...................................................................         334,689          280,760
    Advances on loans and loans serviced for others .................................         187,423          240,430
    Mortgage servicing rights .......................................................         132,333          131,409
    Receivables .....................................................................         119,943          126,719
    Real estate .....................................................................           9,314           18,732
    Affordable housing properties ...................................................           4,406            5,641
    Loans (net of allowance for loan losses of $4,334 and $4,546) ...................           8,725            3,792
    Premises and equipment ..........................................................          41,115           37,440
    Other assets ....................................................................          86,181           68,976
                                                                                        -------------    -------------
      Total assets ..................................................................   $   1,282,647    $   1,582,532
                                                                                        =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES
      Match funded liabilities ......................................................   $     284,822    $     244,327
      Servicer liabilities ..........................................................         310,369          291,266
      Lines of credit and other secured borrowings ..................................          52,525           50,612
      Debt securities ...............................................................         231,249          231,249
      Other liabilities .............................................................          65,856           56,849
      Deposits ......................................................................              --          290,507
      Escrow deposits ...............................................................              --           86,084
                                                                                        -------------    -------------
        Total liabilities ...........................................................         944,821        1,250,894
                                                                                        -------------    -------------
    Minority interest in subsidiaries ...............................................           1,742            1,530

    COMMITMENTS AND CONTINGENCIES (NOTE 7)

    STOCKHOLDERS' EQUITY
      Common stock, $.01 per value; 200,000,000 shares authorized; 62,934,102 and
        62,739,478 shares issued and outstanding ....................................             629              627
      Additional paid-in capital ....................................................         182,254          181,336
      Retained earnings .............................................................         153,428          148,133
      Accumulated other comprehensive income (loss), net of taxes ...................            (227)              12
                                                                                        -------------    -------------
      Total stockholders' equity ....................................................         336,084          330,108
                                                                                        -------------    -------------
        Total liabilities and stockholders' equity ..................................   $   1,282,647    $   1,582,532
                                                                                        =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                                                 Three Months                  Six Months
                                                                        ----------------------------  ----------------------------
For the periods ended June 30,                                               2005          2004           2005            2004
----------------------------------------------------------------------  -------------  -------------  -------------  -------------
REVENUE
  Servicing and related fees .........................................  $      44,161  $      39,460  $      88,548  $      80,782
  Vendor management fees .............................................         10,783         11,487         21,665         24,490
  Gain (loss) on trading securities, net .............................         (1,269)         2,503         (2,667)         1,860
  Valuation gains (losses) on real estate ............................              4         (1,974)            93         (3,825)
  Gain (loss) on sales of real estate ................................             13             81             48           (460)
  Operating income (losses) from real estate .........................           (165)           565           (339)           573
  Other income .......................................................          6,016          6,293          8,903         13,882
                                                                        -------------  -------------  -------------  -------------
    Non-interest revenue .............................................         59,543         58,415        116,251        117,302
                                                                        -------------  -------------  -------------  -------------
  Interest income ....................................................          6,764          5,962         13,096         10,567
  Interest expense ...................................................          9,072          7,096         17,512         14,898
                                                                        -------------  -------------  -------------  -------------
    Net interest income (expense) before provision for loan losses ...         (2,308)        (1,134)        (4,416)        (4,331)
  Provision for loan losses ..........................................            (16)          (287)           (12)          (819)
                                                                        -------------  -------------  -------------  -------------
    Net interest income (expense) after provision for loan losses.....         (2,292)          (847)        (4,404)        (3,512)
                                                                        -------------  -------------  -------------  -------------
      Total revenue ..................................................         57,251         57,568        111,847        113,790
                                                                        -------------  -------------  -------------  -------------
NON-INTEREST EXPENSE
  Compensation and employee benefits .................................         24,355         20,897         48,727         42,930
  Occupancy and equipment ............................................          4,571          4,021          8,813          8,018
  Technology and communication costs .................................          7,862          6,616         15,261         13,285
  Loan expenses ......................................................          6,084          6,783         11,796         14,710
  Professional services and regulatory fees ..........................          5,656          7,994         10,377         13,819
  Loss (gain) on investments in affordable housing properties ........           (118)           (41)           524            (79)
  Other operating expenses ...........................................          3,668          2,151          8,239          5,187
                                                                        -------------  -------------  -------------  -------------
      Non-interest expense ...........................................         52,078         48,421        103,737         97,870
                                                                        -------------  -------------  -------------  -------------
Income (loss) before income taxes ....................................          5,173          9,147          8,110         15,920
Income tax expense (benefit) .........................................          2,265             55          2,815             66
                                                                        -------------  -------------  -------------  -------------
    Net income (loss) ................................................  $       2,908  $       9,092  $       5,295  $      15,854
                                                                        =============  =============  =============  =============
EARNINGS (LOSS) PER SHARE
    Basic ............................................................  $        0.05  $        0.13  $        0.08  $        0.23
    Diluted ..........................................................  $        0.05  $        0.13  $        0.08  $        0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic ............................................................     62,809,286     68,160,020     62,776,469     67,961,217
    Diluted ..........................................................     63,709,246     69,534,999     63,864,247     69,314,392

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)

                                                                        Three Months               Six Months
                                                                  -----------------------   -----------------------
For the periods ended June 30,                                       2005         2004         2005         2004
---------------------------------------------------------------   ----------   ----------   ----------   ----------
Net income (loss) .............................................   $    2,908   $    9,092   $    5,295   $   15,854
Other comprehensive income (loss), net of taxes:
Change in unrealized foreign currency translation adjustment
 arising during the period (1) ................................         (541)        (954)        (239)      (1,001)
                                                                  ----------   ----------   ----------   ----------
Comprehensive income (loss) ...................................   $    2,367   $    8,138   $    5,056   $   14,853
                                                                  ==========   ==========   ==========   ==========

(1) Net of tax benefit (expense) of $305 and $560 for the three months and of $127 and $588 for the six months ended June 30, 2005 and 2004, respectively.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005
                             (Dollars in thousands)

                                                                                               Accumulated
                                                                                                  Other
                                                Common Stock         Additional               Comprehensive
                                           -----------------------     Paid-in     Retained   Income (Loss),
                                             Shares        Amount      Capital     Earnings    Net of Taxes      Total
                                           ----------   ----------   ----------   ----------  --------------   ----------
Balances at December 31, 2004 ..........   62,739,478   $      627   $  181,336   $  148,133  $           12   $  330,108
Net income .............................           --           --           --        5,295              --        5,295
Issuance of restricted common stock
 awards to employees and directors .....      185,393            2          837           --              --          839
Exercise of common stock options .......        9,231           --           81           --              --           81
Other comprehensive income (loss), net
 of taxes ..............................           --           --           --           --            (239)        (239)
                                           ----------   ----------   ----------   ----------  --------------   ----------
Balances at June 30, 2005 ..............   62,934,102   $      629   $  182,254   $  153,428  $         (227)  $  336,084
                                           ==========   ==========   ==========   ==========  ==============   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

For the six months ended June 30,                                                           2005             2004
-------------------------------------------------------------------------------------   -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ...................................................................   $       5,295    $      15,854
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
    Net cash provided by trading activities .........................................          73,872            5,887
    Premium amortization (discount accretion) on securities, net ....................             384           (2,122)
    Amortization of servicing rights ................................................          50,045           48,669
    Depreciation and other amortization .............................................           6,578            7,067
    Provision for loan losses .......................................................             (12)            (819)
    Valuation (gains) losses on real estate .........................................             (93)           3,825
    (Gain) loss on trading and match funded securities ..............................           2,667           (1,860)
    Provision for losses on affordable housing properties ...........................             721               --
    (Gain) loss on sale of real estate ..............................................             (48)             460
    (Gain) loss on sale of deposits .................................................          (1,750)              --
    Increase (decrease) in servicer liabilities .....................................          19,103           64,325
    (Increase) decrease in advances and match funded advances on loans and loans
    serviced for other ..............................................................          (1,704)          36,559
    (Increase) decrease in receivables and other assets, net ........................         (10,429)         (16,507)
    Increase (decrease) in other liabilities, net ...................................           5,884           (4,220)
    Other ...........................................................................           2,189           (3,046)
                                                                                        -------------    -------------
Net cash provided (used) by operating activities ....................................         152,702          154,072
                                                                                        -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Principal payments received on match funded loans ...............................             499            5,031
    Acquisitions of match funded loans ..............................................              --           (7,119)
    Proceeds from sale of affordable housing properties .............................              --              327
    Purchase of mortgage servicing rights ...........................................         (50,969)         (18,348)
    Principal payments received on loans ............................................             461           29,521
    Purchases, originations and funded loans commitments, net........................            (219)         (15,975)
    Proceeds from sale of real estate ...............................................              --           18,910
    Additions to premises and equipment .............................................          (6,828)          (5,755)
    Proceeds from sale of subsidiary ................................................           4,337               --
                                                                                        -------------    -------------
Net cash provided (used) by investing activities ....................................         (52,719)           6,592
                                                                                        -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in deposits and escrow deposits .............................        (210,850)          38,861
    Sale of deposits ................................................................        (165,741)              --
    Premium received on sale of deposits ............................................           1,500               --
    Proceeds from (repayment of) lines of credit and other secured borrowings, net ..           1,913          (79,802)
    Proceeds from (repayment of) match funded liabilities, net ......................          40,495            2,351
    Exercise of common stock options ................................................              42            2,317
                                                                                        -------------    -------------
Net cash provided (used) by financing activities ....................................        (332,641)         (36,273)
                                                                                        -------------    -------------
Net increase (decrease) in cash .....................................................        (232,658)         124,391
Cash at beginning of period .........................................................         542,891          316,167
                                                                                        -------------    -------------
Cash at end of period ...............................................................   $     310,233    $     440,558
                                                                                        =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)

For the six months ended June 30,                                                           2005             2004
-------------------------------------------------------------------------------------   -------------    -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
    Interest ........................................................................   $      18,567    $      15,588
    Income tax payments (refunds) ...................................................              70              (48)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Assumption of line of credit by purchaser of real estate ........................   $          --    $      20,000
    Equipment acquired through capital leases .......................................           3,123               --

SALE OF SUBSIDIARY
    Fair value of subsidiary sold ...................................................   $       9,200    $          --
    Financing to buyer ..............................................................          (4,863)              --
                                                                                        -------------    -------------
    Net cash received for subsidiary sold ...........................................   $       4,337    $          --
                                                                                        =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                             (Dollars in thousands)

NOTE 1 BASIS OF PRESENTATION

          The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. The interim consolidated financial statements of Ocwen Financial Corporation ("OCN") include the accounts of OCN and its subsidiaries. At June 30, 2005, OCN owns all of the outstanding stock of its primary subsidiaries, Ocwen Loan Servicing, LLC ("OLS"), Investors Mortgage Insurance Holding Company, Ocwen Technology Xchange, Inc. ("OTX"), Ocwen Asset Investment Corp. ("OAC") and Ocwen Financial Solutions, Private Limited ("India"). OCN also owns 70% of Global Servicing Solutions, LLC ("GSS") with the remaining 30% minority interest held by ML IBK Positions, Inc. ("Merrill Lynch"). We have eliminated all significant intercompany transactions and balances in consolidation.

          In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our financial condition at June 30, 2005 and December 31, 2004, the results of our operations for the three and six months ended June 30, 2005 and 2004, our comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004, our changes in stockholders' equity for the six months ended June 30, 2005 and our cash flows for the six months ended June 30, 2005 and 2004. The results of operations and other data for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2005. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to the prior periods' interim consolidated financial statements to conform to the June 30, 2005 presentation.

          In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the balance sheet and revenues and expenses for the periods covered. Material estimates that are particularly significant in the near or medium term relate to our determination of allowances for loans, servicing advances, and receivables, as well as our valuation of securities, affordable housing properties, servicing rights, intangibles and deferred tax assets. Actual results could differ from those estimates and assumptions.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2005
                             (Dollars in thousands)

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

          We have not yet determined which transition method we will apply or the cumulative effect of initially adopting this Statement. We have determined that awards we have granted to date will be classified as equity awards (versus liability awards) because their terms contain service conditions. Therefore, the fair value of these awards will not be re-measured after our initial estimation on the grant date. We currently account for our stock option plans based on the intrinsic value method set forth in APB Opinion No. 25. Therefore, we anticipate that the amount of compensation expense we recognize in connection with our stock option awards will increase under the fair value based method of SFAS Nos. 123 and 123(R).

          Earnings Per Share - An Amendment of SFAS No. 128. The FASB has decided to defer the issuance of a final standard on EPS until the third quarter of 2005. When issued, the provisions of the final standard are expected to require retrospective application for all prior periods presented. When computing diluted EPS for year-to-date periods, it is expected that companies will be required to use the year-to-date average stock price to compute the number of treasury shares that could theoretically be purchased with the proceeds from exercise of share contracts such as options or warrants. The year-to-date computation would be performed independently from the quarterly computations. The old method required companies to calculate an average of the potential incremental common shares computed for each quarter when computing year-to-date incremental shares. This amendment is expected to impact Ocwen as we use the treasury stock method to determine the number of incremental shares from the assumed exercise of stock options to be included in the denominator of diluted EPS computations. Under the treasury stock method, the proceeds from the assumed exercise of options are assumed to be used to purchase common stock at the average market price during the period. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) are included in the denominator of the diluted EPS computation.

          Statement of Position 03-3, "Accounting for Certain Loans for Debt Securities Acquired in a Transfer" ("SOP 03-3"), which was issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants in December 2003, requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of expected cash flows. Under SOP 03-3, it is not appropriate to create or carry over a valuation allowance at the time of acquisition. SOP 03-3 was issued in December 2003 and is effective for loans acquired on or after January 1, 2005. Our total net investment in loans at June 30, 2005 amounted to $8,725 and other than to repurchase single family residential loans previously sold, we have not acquired any loans since 2000; therefore, the application of SOP 03-3 did not have a significant impact on our consolidated financial statements.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2005
                             (Dollars in thousands)

          The following is a reconciliation of the calculation of basic EPS to diluted EPS for the periods ended:

                                                                      Three Months                    Six Months
                                                               ---------------------------   ---------------------------
For the periods ended June 30,                                     2005           2004           2005           2004
------------------------------------------------------------   ------------   ------------   ------------   ------------
Basic EPS:
Net income (loss) ..........................................   $      2,908   $      9,092   $      5,295   $     15,854
                                                               ============   ============   ============   ============
Weighted average shares of common stock ....................     62,809,286     68,160,020     62,776,469     67,961,217
                                                               ============   ============   ============   ============
Basic EPS ..................................................   $       0.05   $       0.13   $       0.08   $       0.23
                                                               ============   ============   ============   ============
Diluted EPS:
Net income (loss) ..........................................   $      2,908   $      9,092   $      5,295   $     15,854
                                                               ============   ============   ============   ============
Weighted average shares of common stock ....................     62,809,286     68,160,020     62,776,469     67,961,217
Effect of dilutive elements:
  Convertible Notes (1) ....................................             --             --             --             --
  Stock options (2) ........................................        798,015      1,113,009        856,606      1,083,721
  Restricted stock awards ..................................        101,945        261,970        231,172        269,454
                                                               ------------   ------------   ------------   ------------
Dilutive weighted average shares of common stock ...........     63,709,246     69,534,999     63,864,247     69,314,392
                                                               ============   ============   ============   ============
Diluted EPS ................................................   $       0.05   $       0.13   $       0.08   $       0.23
                                                               ============   ============   ============   ============

(1) Conversion of the Convertible Notes into shares of common stock is not assumed for purposes of computing diluted EPS for the second quarter and first six months of 2005 because the effect would be anti-dilutive. The effect is anti-dilutive whenever interest expense on the Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS.

(2) Excludes the effect of an average of 1,629,171 and 1,006,205 of options that were anti-dilutive for the second quarter of 2005 and 2004, respectively, because their exercise price was greater than the average market price of our stock. Year to date, an average of 1,630,605 and 1,006,205 options were anti-dilutive for 2005 and 2004, respectively.

NOTE 4 FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

          We entered into foreign currency derivatives to hedge our net investments in foreign subsidiaries that own residual securities backed by subprime residential loans originated in the United Kingdom ("U.K.") and that owned a shopping center located in Halifax, Nova Scotia. During the first quarter of 2005, we sold our foreign subsidiary that owned the shopping center. However, in connection with the sale, OCN extended a short-term Canadian Dollar loan in the amount of C$6,000 ($4,898 U.S. Dollar equivalent at June 30, 2005) to the buyer. We are managing our exposure to foreign currency exchange rate risk related to this foreign currency-denominated transaction through the use of currency futures. Our principal exposure to foreign currency exchange rates exists with the British Pound versus the U.S. dollar and the Canadian Dollar versus the U.S. dollar. Our policy is to periodically adjust the amount of foreign currency derivative contracts we have entered into in response to changes in our recorded investment as well as to changes in our assets denominated in a foreign currency. Our net exposures are subject to gain or loss if foreign currency exchange rates fluctuate. Currency futures are commitments to either purchase or sell foreign currency at a future date for a specified price. We have determined that the local currency of our investment in U.K. residuals is the functional currency. The foreign currency derivative financial instrument related to our foreign subsidiary that owns the residual securities was designated as a hedge. Accordingly, for this instrument we include the gains or losses in the net unrealized foreign currency translation in accumulated other comprehensive income in stockholders' equity. The foreign currency derivative financial instrument related to our Canadian Dollar-denominated loan was not designated as a hedge. Gains and losses from this instrument are included in earnings as an offset to the related foreign currency transaction gain or loss arising from remeasurement of the loan.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2005
                             (Dollars in thousands)

          The following table sets forth the terms and values of these foreign currency financial instruments at the dates indicated:

                                           Position    Maturity    Notional Amount (1)    Strike Rate      Fair Value
                                           --------   ----------   -------------------    -----------     ------------
June 30, 2005:
---------------------------------------
Canadian Dollar currency futures.......     Short     Sept. 2005   C$            6,000         0.7985     $       (107)
British Pound currency futures.........     Short     Sept. 2005   (pound)      15,250         1.8143              427
                                                                                                          ------------
                                                                                                          $        320
                                                                                                          ============
December 31, 2004:
---------------------------------------
Canadian Dollar currency futures.......     Short     March 2005   C$           11,500         0.8416     $        109
British Pound currency futures.........     Short     March 2005   (pound)      17,000         1.9248              301
                                                                                                          ------------
                                                                                                          $        410
                                                                                                          ============

(1) The U.S. Dollar equivalent notional amounts of the Canadian Dollar currency futures and British Pound currency futures at June 30, 2005 were $4,898 and $27,319, respectively. At December 31, 2004, the U.S. Dollar equivalent notional amounts were $9,570 and $32,609, respectively.

          Foreign currency futures contracts are exchange traded. Holders of these instruments look to the exchange for performance under these contracts and not the entity holding the offsetting futures contract, thereby minimizing the risk of nonperformance. Accordingly, the notional principal amount does not represent our exposure to credit loss.

NOTE 5 REGULATORY MATTERS

          Effective June 30, 2005, Ocwen Federal Bank FSB (the "Bank"), a wholly owned subsidiary, terminated its status as a federal savings bank. This process, which we have referred to as "debanking," began on November 24, 2004, when the Bank filed an Application for Voluntary Dissolution with the Office of Thrift Supervision ("OTS"). Prior to returning its original thrift charter to the OTS on July 1, 2005, the Bank operated as a federal savings bank organized under the Home Owners' Loan Act (the "Act"), and OCN was a registered savings and loan holding company. We were subject to extensive federal and state regulation under the Act, as well as other U.S. federal and state laws. Our primary regulatory authority was the OTS.

          In connection with our debanking process, on February 4, 2005, OCN and the Bank entered into a Branch Purchase and Deposit Assumption Agreement (the "Branch Purchase Agreement") with Marathon National Bank of New York ("Marathon"). Pursuant to the Branch Purchase Agreement, Marathon agreed to assume the deposit liabilities of the accounts associated with the Bank's branch facility in Fort Lee, New Jersey. In addition, Marathon agreed to take over the lease and other contracts and acquire the assets related to the branch. We agreed to make a cash payment to Marathon, which is calculated based upon, among other things, the amount of those deposit account liabilities as of the closing. On June 13, 2005, the OTS approved our plan of voluntary dissolution for the Bank subject to certain conditions, including, among other things, our entering into a guaranty of the obligations of the Bank (other than the deposit and other liabilities to be assumed by Marathon in connection with the Branch Purchase Agreement), a cash collateral agreement and a collateral trust agreement, all on terms acceptable to the OTS.

          Following receipt of OTS approval, OCN entered into an Assignment and Assumption Agreement, dated June 28, 2005, with its subsidiaries Investors Mortgage Insurance Holding Company, Rocaille Acquisition Subsidiary, Inc., the Bank and OLS whereby the Bank assigns to OLS, directly or indirectly, all of its assets, liabilities and business remaining after the consummation of the transactions contemplated by the Branch Purchase Agreement (the "Assignment").

          On the same date, pursuant to the conditions set forth in the OTS Approval, OCN entered into a Guaranty, dated June 28, 2005, in favor of the OTS and any holders of claims with respect to liabilities assumed by OLS from the Bank in connection with the Assignment (the "Assumed Liabilities"). Assumed Liabilities include all legal actions against the Bank. The Guaranty contains affirmative covenants relating to the maintenance of a cash collateral account, reporting requirements, transactions with affiliates, preservation of the existence of our subsidiaries and maintenance of not less than $35,000 of unencumbered assets. Pursuant to the Guaranty, we also agreed that we and our subsidiaries would not, among other things:

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2005
                             (Dollars in thousands)

     o incur debt (as defined) if, following the incurrence of such debt, the ratio of our consolidated debt to our tangible net worth (as defined) for the most recent fiscal quarter exceeds 7.25:1.00;

     o enter into any merger transaction or sale of all or substantially all of our assets, except for certain mergers among us and our subsidiaries or with an entity with a specified minimum credit rating that agrees to assume our obligations under the Guaranty, and provided that we maintain a specified minimum net worth;

     o sell, lease, transfer or otherwise dispose of any assets, except in exchange for consideration of at least 85% cash for fair value and provided that, after giving effect to any such sale, lease, transfer or disposition, the ratio of our consolidated debt to our tangible net worth for the most recent fiscal quarter does not exceed 7.25:1.00; or

     o declare or pay any dividends or acquire any of our capital stock or ownership interests or make any distributions or return of capital to our stockholders, partners or members, except for (i) such dividends or distributions that are payable only in OCN's common stock, (ii) such declarations, dividends, acquisitions, distributions or returns of capital in cash if we maintain a minimum net worth of $333,000 and rating of B2 from Moody's and B- from S&P on our unsecured, non credit-enhanced debt and any such capital distributions do not exceed our consolidated net income for the year plus our retained earnings for the two preceding years or (iii) cash dividends paid by a subsidiary of OCN to OCN or to any of OCN's wholly owned subsidiaries of which such entity is a subsidiary.

          The Guaranty will remain in effect until the later of (a) the sixth anniversary of the date on which the Bank's federal bank charter was cancelled or (b) the date on which we have paid in full (i) any obligations that arise out of the Assumed Liabilities with respect to which a claim has been asserted on or prior to the sixth anniversary of the date on which the Bank's federal bank charter was cancelled and (ii) all other amounts payable by us under the Guaranty.

          OCN also entered into a Cash Collateral Agreement and a Collateral Trust Agreement, each dated June 28, 2005, with the Bank of New York pursuant to which we established a collateral trust account to secure payment of our obligations under the Guaranty. We have agreed to maintain in the cash collateral account a minimum of $5,000. The Cash Collateral Agreement and the Collateral Trust Agreement will terminate upon termination of the Guaranty and receipt of proper notice of such termination. This cash collateral deposit is included with other assets in the consolidated balance sheet.

         On June 30, 2005, we completed our divestiture to Marathon of the deposit liabilities of the accounts associated with the branch and our assignment of the remaining assets, liabilities and business of the Bank to OLS. We recognized a gain of $1,750 from the sale of our branch deposit liabilities to Marathon. In addition, we recorded a one-time provision of $1,124, which is net of a related adjustment to the deferred tax asset valuation allowance, arising from the recapture of bad debt reserves in connection with our termination of the Bank's status as a federal savings bank.

         Effective June 30, 2005, the Supervisory Agreement (the "Agreement") that the Bank and OTS had entered into on April 19, 2004 terminated because we are no longer an FDIC-insured institution. The OTS retains, for a period of six years after termination of the Agreement, the right to bring enforcement actions in respect of any breach or noncompliance by the Bank with the Agreement, or other applicable regulations, that may have occurred prior to debanking.

          We are continuing the Bank's non-depository businesses, including its residential mortgage servicing business, under OLS, which is a licensed servicer in fifty states, the District of Columbia and Puerto Rico. As a result of debanking, we are no longer able to take deposits in the United States or benefit from federal preemption with regard to post-debanking activities.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2005
                             (Dollars in thousands)

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

NOTE 6 BUSINESS SEGMENT REPORTING

          An operating segment is defined as a component of an enterprise that
(a) engages in business activities from which it may earn revenues and incur expenses, (b) whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance and (c) for which discrete financial information is available. In the first quarter of 2005, we redefined our segment reporting. We have restated prior periods to conform to the new segment structure. A brief description of our segments at June 30, 2005 follows.

     o Residential Servicing. Through this business we provide loan servicing, including asset management and resolution services, to third party owners of subprime residential mortgage and high loan-to-value loans for a fee. We acquire the rights to service loans and obtain such rights by purchasing them outright or by entering into sub-servicing contracts. This segment also includes our residential loan servicing system product (REALServicing).
     o Residential Origination Services. This business provides various loan origination services, including residential property valuation services (Ocwen Realty Advisors, or ORA), mortgage due diligence, title services, loan refinancing for Residential Servicing customers and our internet-based vendor management system (REALTrans). This segment also includes the results of our subprime residual trading securities that were reported as a separate segment (Subprime Finance) prior to 2005.
     o Commercial Servicing. This segment includes the results of both our domestic and international servicing of primarily commercial assets (loans and real estate), as well as our commercial loan servicing system product (REALSynergy). International servicing is conducted through GSS.
     o Business Process Outsourcing. Business Process Outsourcing provides outsourcing services to third parties including mortgage underwriting, data entry, call center services and mortgage research.
     o Ocwen Recovery Group. This business conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired at a discount in 1999 and 2000.
     o Corporate Items and Other. This segment includes certain items of revenue and expense that are not directly related to a business, including business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses.

          Based on the relative insignificance of the assets remaining in the following segments, the remaining assets of these businesses and any related income or loss arising from their resolution have been included in the Corporate Items and Other segment beginning January 1, 2005.

     o Commercial Assets. This segment comprised operations to acquire sub-performing commercial loans at a discount, as well as operations to invest in and reposition under-performing real estate assets. No assets have been acquired since 2000; since that time, this business has consisted of the repositioning, management and resolution of the remaining non-core assets.
     o Affordable Housing. Includes our investments, primarily through limited partnerships, in qualified low-income rental housing for the purpose of obtaining Federal income tax credits pursuant to Section 42 of the Internal Revenue Code of 1986, as amended. Except to complete those projects in which an investment had already been made, we ceased making investments in properties in 2000.

          We allocate interest income and expense to each business segment for the investment of funds raised or funding of investments made. We also make allocations of non-interest expense generated by corporate support services to each business segment.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2005
                             (Dollars in thousands)

          Financial information for our segments is as follows for the dates indicated:

                                                Total Assets
                                         ---------------------------
                                           June 30,     December 31,
                                             2005           2004
                                         ------------   ------------
Core businesses:
    Residential Servicing .............  $    686,165   $    687,233
    Residential Origination Services ..        66,580         49,348
    Commercial Servicing ..............        12,425         13,659
    Business Process Outsourcing ......         1,245          2,502
    Ocwen Recovery Group ..............           880            541
                                         ------------   ------------
                                              767,295        753,283
                                         ------------   ------------
Non-core businesses:
    Commercial Assets .................            --         24,149
    Affordable Housing ................            --         36,715
                                         ------------   ------------
                                                   --         60,864
                                         ------------   ------------
Corporate Items and Other (1) .........       515,352        768,385
                                         ------------   ------------
                                         $  1,282,647   $  1,582,532
                                         ============   ============

(1) Includes cash of $303,363 and $535,733 at June 30, 2005 and December 30, 2004, respectively.

                                                                   Net Interest
                                                                      Income
                                                                     (Expense)                            Pre-Tax
                                               Non-Interest      after Provision        Non-Interest      Income
                                                 Revenue         for Loan Losses          Expense         (Loss)
                                             ---------------    ------------------    ---------------    --------
For the three months ended June 30, 2005
Core businesses:
    Residential Servicing ................   $        34,392    $           (5,208)   $        26,585    $  2,599
    Residential Origination Services .....            12,092                 2,891             13,258       1,725
    Commercial Servicing .................             4,757                    (7)             4,415         335
    Business Process Outsourcing .........             2,858                   (19)             2,575         264
    Ocwen Recovery Group .................             3,296                    --              3,052         244
                                             ---------------    ------------------    ---------------    --------
                                                      57,395                (2,343)            49,885       5,167
                                             ---------------    ------------------    ---------------    --------
Corporate Items and Other ................             2,148                    51              2,193           6
                                             ---------------    ------------------    ---------------    --------
                                             $        59,543    $           (2,292)   $        52,078    $  5,173
                                             ===============    ==================    ===============    ========
For the three months ended June 30, 2004
Core businesses:
    Residential Servicing ................   $        38,444    $           (5,390)   $        25,614    $  7,440
    Residential Origination Services .....            10,834                 3,354              9,831       4,357
    Commercial Servicing .................             3,908                    (1)             4,418        (511)
    Business Process Outsourcing .........             2,193                    (5)             1,480         708
    Ocwen Recovery Group .................             3,179                    --              2,290         889
                                             ---------------    ------------------    ---------------    --------
                                                      58,558                (2,042)            43,633      12,883
                                             ---------------    ------------------    ---------------    --------
Non-core businesses:
    Commercial Assets ....................               252                   767                829         190
    Affordable Housing ...................                17                  (473)               731      (1,187)
                                             ---------------    ------------------    ---------------    --------
                                                         269                   294              1,560        (997)
                                             ---------------    ------------------    ---------------    --------
Corporate Items and Other ................              (412)                  901              3,228      (2,739)
                                             ---------------    ------------------    ---------------    --------
                                             $        58,415    $             (847)   $        48,421    $  9,147
                                             ===============    ==================    ===============    ========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2005
                             (Dollars in thousands)

                                                                   Net Interest
                                                                     Income
                                                                    (Expense)                             Pre-Tax
                                               Non-Interest      after Provision        Non-Interest      Income
                                                 Revenue         for Loan Losses          Expense         (Loss)
                                             ---------------    ------------------    ---------------    --------
For the six months ended June 30, 2005
Core businesses:
    Residential Servicing ................   $        69,099    $           (9,312)   $        54,240    $  5,547
    Residential Origination Services .....            23,026                 5,851             24,319       4,558
    Commercial Servicing .................             9,505                   (51)             9,097         357
    Business Process Outsourcing .........             5,443                   (52)             5,030         361
    Ocwen Recovery Group .................             7,190                    --              6,441         749
                                             ---------------    ------------------    ---------------    --------
                                                     114,263                (3,564)            99,127      11,572
                                             ---------------    ------------------    ---------------    --------
Corporate Items and Other ................             1,988                  (840)             4,610      (3,462)
                                             ---------------    ------------------    ---------------    --------
                                             $       116,251    $           (4,404)   $       103,737    $  8,110
                                             ===============    ==================    ===============    ========
For the six months ended June 30, 2004
Core businesses:
    Residential Servicing ................   $        75,517    $          (10,662)   $        51,922    $ 12,933
    Residential Origination Services .....            21,998                 6,090             20,697       7,391
    Commercial Servicing .................             7,800                    (2)             8,351        (553)
    Business Process Outsourcing .........             4,348                    (8)             3,237       1,103
    Ocwen Recovery Group .................             6,658                    --              4,368       2,290
                                             ---------------    ------------------    ---------------    --------
                                                     116,321                (4,582)            88,575      23,164
                                             ---------------    ------------------    ---------------    --------
Non-core businesses:
    Commercial Assets ....................            (2,042)                  983              1,991      (3,050)
    Affordable Housing ...................                17                  (853)             1,323      (2,159)
                                             ---------------    ------------------    ---------------    --------
                                                      (2,025)                  130              3,314      (5,209)
                                             ---------------    ------------------    ---------------    --------
Corporate Items and Other ................             3,006                   940              5,981      (2,035)
                                             ---------------    ------------------    ---------------    --------
                                             $       117,302    $           (3,512)   $        97,870    $ 15,920
                                             ===============    ==================    ===============    ========

NOTE 7 COMMITMENTS AND CONTINGENCIES

          Under the terms of the sales agreements entered into in connection with the sale of certain of our affordable housing properties, we have a commitment to fund cash deficits that may arise from the operations of those properties. The remaining term of these commitments ranges from two to five years. The obligation under these commitments was $4,656 and $4,813 as of June 30, 2005 and December 31, 2004, respectively. Any operating deficits we fund are supported by a promissory note to be repaid to us from future cash flows of the property. In addition, we have provided to the purchasers of certain affordable housing properties guaranties against the possible recapture of future tax credits. We have never experienced a recapture of tax credits on any of the affordable housing properties in which we invested or sold. We have not recognized these guaranties as a liability because the probability of recapture is considered remote.

          As discussed in Note 5, under the terms of the Assignment and Assumption agreement OLS has become the successor to the Bank with respect to all legal actions. Therefore, any references to the Bank in connection with the following legal matters pertain to OLS as successor.

         On April 13, 2004 the United States Judicial Panel on Multi-District Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs' mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the "MDL Proceeding"). The consolidated lawsuits in which the Bank and/or OCN are defendants involve 54 mortgage loans currently or previously serviced by the Bank. Additional similar lawsuits have been brought in other courts, some of which may be transferred and consolidated in the MDL Proceeding.
The borrowers in these lawsuits seek class action certification. No class has been certified in the MDL Proceeding or any related lawsuits. On August 23, 2004, plaintiffs in the MDL Proceeding filed a Consolidated Complaint containing various claims under federal statutes, including the Real Estate Settlement Procedures Act and Fair Debt Collection Practices Act, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees and property inspection fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While some of the individual borrowers had set forth specific damage allegations in their lawsuits prior to their being consolidated into the MDL Proceeding (e.g., the complaint in Unatiben Gandabhai and Dineshan Tandel v. Ocwen Federal Bank FSB, Case No. 3:04-2582 (N.D. Cal.) claimed actual damages of $61; the complaint in Kweku Hanson v. Ocwen Federal Bank, Ocwen Financial Corporation, William Erbey, Litton Loan Servicing LP, Moss, Codilis, Stawiarski, Morris, Schneider & Prior, LLP, Moss, Pite & Duncan, LLP, Gerald R. Moss, Codilis & Stawiarski, P.C., Ernie Codilis, Leo C. Stawiarski, Jr., Morris, Schneider & Prior, LLC, Arthur J. Morris, Thomas E. Prior, Randolph Schneider, Fein, Such, Khan & Shepard, P.C., Alan F. Such, Weltman, Weinberg & Reis Co,, LPA, Larry R. Rothenberg, Boles, Boles & Ryan, P.L.C., William R. Boles, Jr., Case No. 02-CV-860 (D. Conn.) claimed actual damages of $150,000 and punitive and exemplary damages of $1,500,000), the Consolidated Complaint in the MDL Proceeding does not set forth any specific amounts of claimed damages. The absence of any specification of damages in the Consolidated Complaint does not, however, preclude plaintiffs in the MDL Proceeding from requesting leave from the court to amend the Consolidated Complaint or from otherwise seeking damages should the matter proceed to trial. On April 25, 2005, the court entered an Opinion and Order granting partial summary judgment to defendants finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees and other legitimate default or foreclosure related expenses. The court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs' claims challenge the propriety of the above-mentioned fees. The court has not yet ruled on any other claims presented in the MDL Proceeding. We cannot currently determine the ultimate outcome of the MDL Proceeding or the other matters described above and have not established a reserve in respect thereof. We believe the allegations in the MDL Proceeding and the other matters described above are without merit and will continue to vigorously defend against them.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2005
                             (Dollars in thousands)

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

          On February 8, 2005, a jury in Circuit Court for Palm Beach County, Florida returned verdicts of $1,000 and $1,056 in compensatory damages in favor of two former employees of the Bank in a lawsuit against OCN and the Bank. The jury rejected plaintiffs' request for punitive damages. The plaintiffs brought claims under the Florida Civil Rights Act, the Florida Whistleblower Act and state tort law, arising out of an alleged invasion of privacy and related incidents allegedly committed by other former employees of the Bank in 1998 for which plaintiffs sought to hold the Ocwen defendants vicariously liable. We believe the verdicts, which were reduced to final judgments on May 20, 2005, are against the weight of evidence and contrary to law. On June 16, 2005 we filed a notice to take an appeal to the Florida Court of Appeals for the Fourth District and, in connection therewith, an appeal bond has been posted in the amount of $2,397 to cover the amount of the judgments plus interest that may accrue during the period of the appeal. Also pending in the trial court is plaintiffs' motion for an award of attorneys' fees in the amount of $1,100 as to which we have objected and requested a full accounting. We intend to continue to vigorously defend this matter.

         On March 9, 2005, the Bank was served with a complaint filed in Superior Court for Los Angeles County, California, by Banco Popular North America, successor by merger to Quaker City Bank ("Banco Popular"), which claims to be a holder of residual interest in two mortgage loan trusts for which the Bank provides loan servicing. The case was subsequently removed upon the Bank's motion to the United States District Court for the Central District of California. In this lawsuit, Banco Popular challenges the Bank's fee charges for recoveries on charged-off loans. The complaint variously alleges breach of contract, conversion, breach of fiduciary duty and fraud, and seeks declaratory and equitable relief, along with claimed compensatory damages in excess of $3,000 and punitive damages in an unspecified amount. We believe the allegations are without merit and were prepared to vigorously defend this matter if necessary. The parties have reached a settlement agreement in principle pursuant to which a stipulation is to be filed dismissing all claims with prejudice. The settlement is subject to the parties finalizing a mutually acceptable written definitive agreement. We do not expect the amount of the settlement to have any material effect on our financial condition, results of operations or cash flows.

         On August 5, 2005, the trial judge in County Court for Nueces County, Texas, entered an Agreed Order of Dismissal ("Dismissal Order"), dismissing with prejudice all claims brought by two investor plaintiffs whose mortgage loan on an investment property was serviced by the Bank. After a trial in February, 2005, the jury returned a verdict in favor of plaintiffs for compensatory and statutory damages in the amount of $140. The jury rejected plaintiffs' request for punitive damages but awarded plaintiff attorneys' fees of $2,900. In April, 2005, we filed an opposition to plaintiffs' request for entry of judgment and a motion to instead set aside or substantially reduce the attorneys' fee award as unsupported by the evidence and impermissibly excessive under the controlling legal authorities. The parties subsequently entered into a definitive settlement agreement disposing of all claims. In entering the Dismissal Order, the court ordered that the attorneys' fee award is "null and void" and is to be "disregarded and deemed stricken." The amount of the settlement was within the reserve amount established for the case.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  JUNE 30, 2005
                             (Dollars in thousands)

          OCN and the Bank are also subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings will not have a material effect on our financial condition, results of operations or cash flows.

          We continuously monitor the status of our litigation, including advice from external legal counsel, and perform periodic assessments of our litigation for potential accrual of litigation reserves and disclosure. We have accrued and maintain litigation reserves where it is probable that a liability had been incurred and the amount of loss can be reasonably estimated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousand, except share data)

GENERAL

          OCN is a diversified financial services holding company with headquarters in West Palm Beach, Florida and operations in Canada, China, Germany, India, Japan and Taiwan. We are principally engaged in servicing and origination processing services for the loan industry. Our five core business segments, aligned within our two areas of focus - servicing and loan processing services, were as follows at June 30, 2005:

          Servicing
               Residential Servicing
               Commercial Servicing
               Ocwen Recovery Group

          Loan Processing Services
               Residential Origination Services
               Business Process Outsourcing

          Based on the relative insignificance of the assets remaining in the Commercial Assets and Affordable Housing segments, the remaining assets of these businesses and any related income or loss arising from their resolution have been included in the Corporate Items and Other segment beginning January 1, 2005. See Note 6 to the Interim Consolidated Financial Statements and "Results of Operations - Segment Results" for additional information regarding segments.

          Key elements of our business strategy are summarized as follows:

     o continue to grow our residential servicing business, including the opportunistic acquisition of servicing and sub-servicing rights;
     o grow our residential loan origination services, including mortgage due diligence, mortgage loan processing, property valuation and loan refinancing;
     o continue our globalization efforts through both the expansion of our international facilities and the expansion of the potential client base for our products and services; and
     o expand our other core businesses, such as unsecured debt collection and business process outsourcing.

          As disclosed in Note 5 to the Interim Consolidated Financial Statements, we have terminated the Bank's status as a federal savings bank, which eliminates the restrictions imposed on the amount of mortgage servicing rights that we may obtain and, therefore, provides us more flexibility to grow our residential servicing business. As a result of debanking, we are no longer able to take deposits in the United States or benefit from federal preemption.

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

SELECTED CONSOLIDATED FINANCIAL INFORMATION

          The following tables present selected consolidated financial information at the dates and for the periods indicated.

                                                                                            Increase (Decrease)
                                                             June 30,    December 31,   ---------------------------
Financial Condition Data                                      2005           2004            $              %
-------------------------------------------------------   ------------   ------------   ------------   ------------
Total assets ..........................................   $  1,282,647   $  1,582,532   $   (299,885)           (19)%
    Cash ..............................................   $    310,233   $    542,891   $   (232,658)           (43)%
    Trading securities:
      Investment grade ................................   $      2,942   $     86,215   $    (83,273)           (97)%
      Subordinate and residuals .......................   $     45,343   $     39,527   $      5,816             15%
    Match funded assets, net ..........................   $    334,689   $    280,760   $     53,929             19%
    Advances on loans and loans serviced for others ...   $    187,423   $    240,430   $    (53,007)           (22)%
    Mortgage servicing rights .........................   $    132,333   $    131,409   $        924              1%
    Receivables .......................................   $    119,943   $    126,719   $     (6,776)            (5)%
Total liabilities .....................................   $    944,821   $  1,250,894   $   (306,073)           (24)%
    Match funded liabilities ..........................   $    284,822   $    244,327   $     40,495             17%
    Servicer liabilities ..............................   $    310,369   $    291,266   $     19,103              7%
    Lines of credit and other secured borrowings ......   $     52,525   $     50,612   $      1,913              4%
    Debt securities ...................................   $    231,249   $    231,249   $         --             --%
    Deposits ..........................................   $         --   $    290,507   $   (290,507)          (100)%
    Escrow deposits ...................................   $         --   $     86,084   $    (86,084)          (100)%
Stockholders' equity ..................................   $    336,084   $    330,108   $      5,976              2%

                                                                      For the Three Months Ended June 30,
                                                          ---------------------------------------------------------
                                                                                          Favorable/(Unfavorable)
                                                                                        ---------------------------
Operations Data                                               2005           2004            $              %
-------------------------------------------------------   ------------   ------------   ------------   ------------
Net income (loss) .....................................   $      2,908   $      9,092   $     (6,184)           (68)%
Non-interest revenue ..................................   $     59,543   $     58,415   $      1,128              2%
Net interest income (expense) .........................   $     (2,308)  $     (1,134)  $     (1,174)          (104)%
Provision for loan losses .............................   $        (16)  $       (287)  $       (271)           (94)%
Non-interest expense ..................................   $     52,078   $     48,421   $     (3,657)            (8)%
Income tax expense (benefit) ..........................   $      2,265   $         55   $     (2,210)        (4,018)%

Net income (loss) per share:
    Basic .............................................   $       0.05   $       0.13   $      (0.08)           (62)%
    Diluted ...........................................   $       0.05   $       0.13   $      (0.08)           (62)%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

                                                                      For the Six Months Ended June 30,
                                                          ---------------------------------------------------------
                                                                                          Favorable/(Unfavorable)
                                                                                        ---------------------------
Operations Data                                               2005           2004            $              %
-------------------------------------------------------   ------------   ------------   ------------   ------------
Net income (loss) .....................................   $      5,295   $     15,854   $    (10,559)           (67)%
Non-interest revenue ..................................   $    116,251   $    117,302   $     (1,051)            (1)%
Net interest income (expense) .........................   $     (4,416)  $     (4,331)  $        (85)            (2)%
Provision for loan losses .............................   $        (12)  $       (819)  $       (807)           (99)%
Non-interest expense ..................................   $    103,737   $     97,870   $     (5,867)            (6)%
Income tax expense (benefit) ..........................   $      2,815   $         66   $     (2,749)        (4,165)%

Net income (loss) per share:
    Basic .............................................   $       0.08   $       0.23   $      (0.15)           (65)%
    Diluted ...........................................   $       0.08   $       0.23   $      (0.15)           (65)%

RESULTS OF OPERATIONS

         Overview. Net income declined $6,184 or 68% to $2,908 in the second quarter of 2005, compared with $9,092 in the second quarter of 2004. For the first six months of 2005, net income declined $10,559 or 67% to $5,295, compared with $15,854 in the first six months of 2004. The decrease in our earnings primarily reflects a decline in pre-tax income of the Residential Servicing and Residential Origination Services segments, an increase in non-interest expenses in both the Ocwen Recovery Group and Business Process Outsourcing segments and an increase in income tax expense.

     o Residential Servicing's pre-tax income declined $4,841 and $7,386 in the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. The declines in pre-tax income of this segment reflects the net impact of declines in the results of our servicing for the United States Department of Veteran's Affairs ("VA") due to reduced transaction volumes and the absence of one-time REALServicing fees of $2,900 recorded in the second quarter of 2004, offset in part by an improvement in the results of our Loan Servicing group.
     o Residential Origination Services' pre-tax income declined $2,632 and $2,833 in the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. Results for this segment reflect unrealized losses on unrated subprime residual securities of $(1,380) and $(2,708) in the second quarter and first six months of 2005, respectively, compared with unrealized gains of $1,110 and $325 in the same periods of 2004. An increase in revenues associated with the mortgage fulfillment center and due diligence operation that we acquired in December 2004 was offset by an increase in related staffing and other operating expenses.
     o Despite growth in revenue in 2005, costs in both the Ocwen Recovery Group and Business Process Outsourcing segments increased, reflecting increased staffing levels.
     o Results for the second quarter and first six months of 2005 are net of income tax expense of $2,265 and $2,815, respectively, as compared to $55 and $66 for the same periods of 2004. Income tax expense for 2005 includes a $1,124 provision recorded in the second quarter to recognize the tax effect of recapturing base year bad debt reserves at the Bank as a result of debanking.

         We discuss the results of our segments in detail in the Segment Results section, which follows.

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

CORE BUSINESSES

          Residential Servicing. Through this business we earn fees for providing loan servicing, including asset management and resolution services, to third party owners of subprime and "high loan to value" residential mortgage loans. Subprime residential mortgages comprise the vast majority of loans we service. We acquire the rights to service loans by purchasing them outright or by entering into sub-servicing contracts. Increases in short-term interest rates have had a positive impact on float earnings in 2005; however, mortgage interest rates remain low, and as a result prepayments in our servicing portfolio remain high. Not only do prepayments result in the loss of future servicing fees, they also result in increases to the rate at which we amortize the balance of our servicing rights. Prepayments also create an obligation for us to pay compensating interest expense to investors for the full month of interest on loans that are repaid before the end of a calendar month.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

Selected information                                               2005           2004
------------------------------------------------------------   ------------   ------------
Number of loans at June 30 .................................        346,708        333,722
Unpaid principal balance at June 30 ........................   $ 38,662,177   $ 34,768,367
Average unpaid principal balance for the following periods:
    Three months ended June 30 .............................   $ 37,624,152   $ 35,676,776
    Six months ended June 30 ...............................   $ 37,210,939   $ 36,370,943

                                                               Three Months                 Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Pre-tax income (loss) .................................   $    2,599   $    7,440   $    5,547    $   12,933
Net interest income (expense) .........................   $   (5,208)  $   (5,390)  $   (9,312)   $  (10,662)
Non-interest revenue:
    Servicing and related fees:
      Fees ............................................   $   62,952   $   64,301   $  125,607    $  132,279
      Amortization of servicing rights ................      (24,930)     (23,009)     (50,045)      (48,669)
      Compensating interest expense ...................       (6,158)      (8,899)     (11,814)      (17,111)
                                                          ----------   ----------   ----------    ----------
    Total servicing and related fees ..................       31,864       32,393       63,748        66,499
    Vendor management fees ............................        1,753        2,117        3,841         4,227
    Other .............................................          775        3,934        1,510         4,791
                                                          ----------   ----------   ----------    ----------
Total non-interest revenue ............................   $   34,392   $   38,444   $   69,099    $   75,517
                                                          ==========   ==========   ==========    ==========
Non-interest expense ..................................   $   26,585   $   25,614   $   54,240    $   51,922

     o The decline in fees in the 2005 periods, as compared to 2004, reflects declines in servicing fees, prepayment penalties and late charges, offset in large part by an increase in interest on float balances (see below). The decline in servicing fees was due in large part to a decline in fees associated with our contract with the VA, as discussed below.
     o Earnings on funds that we have received from borrowers that are held on deposit with an unaffiliated bank (float balances) amounted to $6,558 and $13,065 for the second quarter and first six months of 2005, respectively, as compared to $2,750 and $5,763 for the same periods of 2004. The increase in earning is primarily due to an increase in short-term interest rates. The yield we earned on float balances averaged 2.07% and 2.29% during the second quarter and first six months of 2005, respectively, as compared to 0.85% and 0.90% for the same periods of 2004.
     o Servicing fees for the second quarter of 2005 and 2004 include $3,405 and $5,994, respectively, of real estate property management fees associated with our contract with the VA. VA servicing fees for the first six months of 2005 and 2004 were $7,361 and $10,412, respectively. The decline in fees in 2005 is primarily due to reduced transaction volumes.
     o The decline in other non-interest revenue in the 2005 periods as compared to 2004 is primarily the result of $2,900 of one-time fees recognized in the second quarter of 2004 in connection with a service contract for the use of our REALServicing system.

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

Selected information

                                                               Three Months                 Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Pre-tax income (loss) .................................   $    1,725   $    4,357   $    4,558    $    7,391
Non-interest income (expense):
    Servicing and related fees ........................   $    3,850   $      345   $    7,311    $      441
    Vendor management fees ............................        9,020        9,372       17,805        20,271
    Gain (loss) on trading securities .................       (1,380)       1,110       (2,708)          325
    Other .............................................          602            7          618           961
                                                          ----------   ----------   ----------    ----------
Total non-interest revenue ............................   $   12,092   $   10,834   $   23,026    $   21,998
                                                          ==========   ==========   ==========    ==========
Net interest income (expense) .........................   $    2,891   $    3,354   $    5,851    $    6,090
Non-interest expense ..................................       13,258        9,831       24,319        20,697

     o Servicing and related fees for this business are primarily comprised of mortgage due diligence fees and loan refinancing fees related to loans held for resale. We acquired a mortgage fulfillment center and due diligence operation in December 2004. Our loan refinancing program for Residential Servicing customers began earning fees in the second quarter of 2004. See "Non-Interest Revenue - Servicing and Related Fees" for a detail of the principal components of servicing and related fees.
     o Vendor management fees are primarily comprised of fees for residential property valuation services. Also includes title services and other fees earned across the business groups in this segment from vendors in our REALTrans network. See "Non-Interest Revenue - Vendor Management Fees" for a detail of the principal components of vendor management fees.
     o Gains (losses) on trading securities during the periods primarily represent unrealized gains and losses on unrated residual securities backed by subprime residential loans originated in the U.K.
     o The increase in non-interest expense in the 2005 periods is in large part due to increased staffing and other operating expenses associated with the mortgage fulfillment center and due diligence operation we acquired in December 2004.

          Commercial Servicing. This segment includes the results of both our domestic and international servicing of commercial assets, as well as our commercial loan servicing system product (REALSynergy). International servicing is conducted through GSS, our joint servicing venture with Merrill Lynch. We have established servicing offices in Tokyo, Japan, Taipei, Taiwan and Toronto, Canada. We have also established consulting operations in the U. K., Germany and China. At June 30, 2005, this segment serviced a total of 8,842 loans with an aggregate unpaid principal balance of $13,006,830, of which our office in Japan serviced 8,093 loans with an unpaid principal balance of $11,669,561.

Selected information

                                                                Three Months               Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Pre-tax income (loss) .................................   $      335   $     (511)  $      357    $     (553)
Net interest income (expense) .........................   $       (7)  $       (1)  $      (51)   $       (2)
Non-interest revenue:
    Servicing and related fees ........................   $    2,700   $    2,103   $    5,774    $    4,632
    Other .............................................        2,057        1,805        3,731         3,168
                                                          ----------   ----------   ----------    ----------
Total non-interest revenue ............................   $    4,757   $    3,908   $    9,505    $    7,800
                                                          ==========   ==========   ==========    ==========
Non-interest expense ..................................   $    4,415   $    4,418   $    9,097    $    8,351

     o The majority of servicing and related fees recorded by this segment were earned through our international offices of GSS, primarily Japan. See "Non-Interest Revenue - Servicing and Related Fees".
     o Other non-interest revenue is primarily comprised of fees for providing due diligence and underwriting services in Germany as well as fees and cost reimbursements related to our international consulting operations. See "Non-Interest Revenue - Other Income".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

          Business Process Outsourcing. Business Process Outsourcing provides outsourcing services to third parties, including mortgage underwriting, data entry, call center services and mortgage research.

Selected information

                                                                Three Months               Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Pre-tax income (loss) .................................   $      264   $      708   $      361    $    1,103
Net interest income (expense) .........................   $      (19)  $       (5)  $      (52)   $       (8)
Servicing and related fees ............................   $    2,858   $    2,193   $    5,443    $    4,348
Non-interest expense ..................................   $    2,575   $    1,480   $    5,030    $    3,237

     o The increase in non-interest expense for the 2005 periods as compared to 2004 reflects our continued investment in this business. Sales and marketing costs are higher in 2005, and staffing levels have also increased.

          Ocwen Recovery Group. This core business conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired at a discount in 1999 and 2000. On collections for third party owners, we generally earn a fee based upon a percentage of the amount collected.

Selected information

                                                                Three Months               Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Pre-tax income (loss) .................................   $      244   $      889   $      749    $    2,290
Non-interest revenue:
    Servicing and related fees ........................   $    2,906   $    2,655   $    6,361    $    5,630
    Other .............................................          390          524          829         1,028
                                                          ----------   ----------   ----------    ----------
Total non-interest revenue ............................   $    3,296   $    3,179   $    7,190    $    6,658
                                                          ==========   ==========   ==========    ==========
Non-interest expense ..................................   $    3,052   $    2,290   $    6,441    $    4,368

     o Pre-tax income declined in the second quarter of 2005 in spite of an increase in non-interest revenue, reflecting both a reduction in collections on our aging portfolio of receivables, which yielded high margins, and increased staffing costs.
     o Servicing and related fees for this business represent fees earned for collection activities on behalf of third party owners of unsecured receivables. Other revenue is primarily comprised of recoveries of unsecured credit card receivables we own.
     o The increase in non-interest expense in 2005 is largely due to an increase in staffing levels, primarily in India.

          Corporate Items and Other. Pre-tax results for this segment include certain items of revenue and expense that are not directly related to a business, including business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses. The table below presents the more significant amounts included in each of the periods indicated.

Selected information

                                                                Three Months               Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Pre-tax income (loss) .................................   $        6   $   (2,739)  $   (3,462)   $   (2,035)
Net interest income (expense) .........................           35          868         (852)          914
Non-interest revenue ..................................        2,148         (412)       1,988         3,006
Non-interest expense ..................................        2,193        3,228        4,610         5,981

     o Net interest expense for the 2005 periods includes a portion of interest on the $175,000 of 3.25% Convertible Notes that we issued in July 2004.
     o Non-interest revenue includes $554 and $71 of interest income recognized during the second quarter of 2005 and 2004, respectively, on federal income tax refund claims. Year to date, $951 and $3,746 of interest income was recognized on the refund claims for 2005 and 2004, respectively. See "Changes in Financial Condition - Receivables" for additional information regarding these claims.
     o Non-interest revenue for 2005 also includes a gain of $1,750 we recognized in the second quarter in connection with the assumption of our customer deposit liabilities on June 30, 2005 by Marathon National Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

NON-CORE BUSINESSES

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

Selected information

                                                                Three Months               Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Pre-tax income (loss) .................................   $       --   $      190    $      --    $   (3,050)
Net interest income (expense) .........................           --          512           --           219
Provision for loan losses .............................           --         (255)          --          (764)
Non-interest revenue ..................................           --          252           --        (2,042)
Non-interest expense ..................................           --          829           --         1,991

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

Selected information

                                                                Three Months               Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Pre-tax income (loss) .................................   $       --   $   (1,187)  $       --    $   (2,159)
Net interest income (expense) .........................           --         (472)          --          (882)
Provision for loan losses .............................           --            1           --           (29)
Non-interest expense ..................................           --          731           --         1,323

          See Note 6 to the Interim Consolidated Financial Statements, for additional information related to our segments.

          Non-Interest Revenue. The following table sets forth the principal components of non-interest income during the periods indicated:

                                                                Three Months                Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Servicing and related fees ............................   $   44,161   $   39,460   $   88,548    $   80,782
Vendor management fees ................................       10,783       11,487       21,665        24,490
Gain (loss) on trading securities, net ................       (1,269)       2,503       (2,667)        1,860
Valuation gains (losses) on real estate ...............            4       (1,974)          93        (3,825)
Gain (loss) on sales of real estate ...................           13           81           48          (460)
Operating income (losses) from real estate ............         (165)         565         (339)          573
Other income ..........................................        6,016        6,293        8,903        13,882
                                                          ----------   ----------   ----------    ----------
                                                          $   59,543   $   58,415   $  116,251    $  117,302
                                                          ==========   ==========   ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

          Servicing and Related Fees. Our servicing and related fees are primarily comprised of fees we earned from investors for servicing residential mortgage loans on their behalf. The following table sets forth the principal components of servicing and related fees by segment for the periods indicated:

                                                                Three Months               Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Residential Servicing:
    Servicing fees (1) ................................   $   44,142   $   45,522   $   87,650    $   91,638
    Late charges ......................................        8,624       10,179       17,750        21,548
    Earnings on custodial accounts (2) ................        6,558        2,750       13,065         5,763
    Compensating interest expense (3) .................       (6,158)      (8,899)     (11,814)      (17,111)
    Amortization of servicing rights ..................      (24,930)     (23,009)     (50,045)      (48,669)
    Prepayment and collection related fees.............        2,217        4,110        4,442         8,813
    Other fees, net ...................................        1,411        1,740        2,700         4,517
                                                          ----------   ----------   ----------    ----------
                                                              31,864       32,393       63,748        66,499
                                                          ----------   ----------   ----------    ----------
Residential Origination Services:
    Mortgage due diligence fees (4) ...................        2,176           --        3,989            --
    Loan refinancing fees (4) .........................        1,296          342        2,556           438
    Other .............................................          378            3          766             3
                                                          ----------   ----------   ----------    ----------
                                                               3,850          345        7,311           441
                                                          ----------   ----------   ----------    ----------
Commercial Servicing:
    International servicing fees ......................        1,942        1,297        3,672         2,657
    Domestic servicing fees ...........................          758          806        2,102         1,975
                                                          ----------   ----------   ----------    ----------
                                                               2,700        2,103        5,774         4,632
                                                          ----------   ----------   ----------    ----------
Business Process Outsourcing ..........................        2,858        2,193        5,443         4,348
Ocwen Recovery Group ..................................        2,906        2,655        6,361         5,630
Corporate Items and Other .............................          (17)        (229)         (89)         (768)
                                                          ----------   ----------   ----------    ----------
                                                          $   44,161   $   39,460   $   88,548    $   80,782
                                                          ==========   ==========   ==========    ==========

(1) The decline in residential loan servicing fees in 2005 as compared to 2004 primarily reflects a decline in fees associated with our contract with the V.A. See "Segment Results - Residential Servicing".

(2) Earnings on float balances during the holding period between collection of borrower payments and remittance to investors. These custodial accounts are held at an unaffiliated bank and are excluded from our balance sheet. The average balances held in these custodial accounts were approximately $1,270,400 and $1,336,700 for the second quarter of 2005 and 2004, respectively. Year to date, the balances in these accounts averaged approximately $1,140,200 and $1,208,300 for 2005 and 2004, respectively. The increase in earnings during the second quarter of 2005 and the first half of 2005 as compared to the same periods in 2004 is primarily due to an increase in short-term interest rates. See "Segment Results - Residential Servicing". The underlying servicing agreements restrict the investment of float balances to certain types of instruments. We are responsible for any losses incurred on the investment of these funds, although to date, we have not incurred any such losses.

(3) A servicer of securitized loans is typically obligated to pay the securitization trust the difference between a full month of interest and the interest collected on loans that are repaid before the end of a calendar month.

(4) We acquired a mortgage fulfillment center and due diligence operation in December 2004. Our loan refinancing program for Residential Servicing customers began earning fees in the second quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

          The following table sets forth information regarding loans and real estate we serviced at the dates indicated.

                                               Loans (1) (2) (3)            Real Estate (4)                 Total
                                          --------------------------   -------------------------   --------------------------
                                             Amount         Count        Amount         Count        Amount         Count
                                          ------------   -----------   -----------   -----------   ------------   -----------
Residential Loan Servicing
June 30, 2005:
    Performing .........................  $ 33,325,997       282,574   $        --            --   $ 33,325,997       282,574
    Non-performing .....................     4,214,079        49,828     1,122,101        14,306      5,336,180        64,134
                                          ------------   -----------   -----------   -----------   ------------   -----------
                                          $ 37,540,076       332,402   $ 1,122,101        14,306   $ 38,662,177       346,708
                                          ============   ===========   ===========   ===========   ============   ===========
December 31, 2004:
    Performing .........................  $ 29,227,341       253,617   $        --            --   $ 29,227,341       253,617
    Non-performing .....................     3,971,439        48,711     1,325,711        17,857      5,297,150        66,568
                                          ------------   -----------   -----------   -----------   ------------   -----------
                                          $ 33,198,780       302,328   $ 1,325,711        17,857   $ 34,524,491       320,185
                                          ============   ===========   ===========   ===========   ============   ===========
Commercial Servicing (5)
June 30, 2005:
    Performing .........................  $  1,232,663           323   $        --            --   $  1,232,663           323
    Non-performing (5) .................    11,629,411         8,430       144,756            89     11,774,167         8,519
                                          ------------   -----------   -----------   -----------   ------------   -----------
                                          $ 12,862,074         8,753   $   144,756            89   $ 13,006,830         8,842
                                          ============   ===========   ===========   ===========   ============   ===========
December 31, 2004:
    Performing .........................  $    847,811           365   $        --            --   $    847,811           365
    Non-performing (5) .................    12,537,631         9,398       121,210            35     12,658,841         9,433
                                          ------------   -----------   -----------   -----------   ------------   -----------
                                          $ 13,385,442         9,763   $   121,210            35   $ 13,506,652         9,798
                                          ============   ===========   ===========   ===========   ============   ===========

(1) At June 30, 2005 we serviced 274,677 subprime loans with a total unpaid principal balance of $32,156,955, as compared to 238,105 subprime loans with an unpaid principal balance of $28,374,493 at December 31, 2004. Subprime loans represent residential loans we service which were made by others to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac ("nonconforming loans").

(2) Non-performing loans serviced for others have been delinquent for 90 days or more. Performing loans serviced for others are current or have been delinquent for less than 90 days.

(3) Under sub-servicing contracts we serviced approximately 75,174 residential loans with an unpaid principal balance of $8,898,609. This compares to approximately 58,776 residential loans with an unpaid principal balance of $7,063,232 serviced under sub-servicing contracts at December 31, 2004.

(4) Includes $665,107 and $839,654 of foreclosed residential properties serviced for the VA at June 30, 2005 and December 31, 2004, respectively.

(5) At June 30, 2005, our international offices, primarily Japan, serviced a total of 8,392 loans with an unpaid principal balance of $12,310,900. This compares to 9,267 loans with an unpaid principal balance of $12,826,411 at December 31, 2004. Non-performing loans serviced by the Commercial Servicing segment include unsecured charged-off loans and deficiency loans.

          Vendor Management Fees. Vendor management fees are primarily comprised of property valuation fees earned by the Residential Origination Services segment. The following table sets forth the principal components of vendor management fees by segment for the periods indicated:

                                                                Three Months               Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Residential Servicing (1) .............................   $    1,753   $    2,117   $    3,841    $    4,227
Residential Origination Services (2) ..................        9,020        9,372       17,805        20,271
Corporate Items and Other .............................           10           (2)          19            (8)
                                                          ----------   ----------   ----------    ----------
                                                          $   10,783   $   11,487   $   21,665    $   24,490
                                                          ==========   ==========   ==========    ==========

(1) Includes $865 and $1,228 of fees earned from vendors in the REALTrans network during the second quarter of 2005 and 2004, respectively. These fees amounted to $2,107 and $2,572 during the year to date periods of 2005 and 2004, respectively.

(2) Includes residential property valuation fees of $7,497 and $7,401 earned during the second quarter of 2005 and 2004, respectively. For the year to date periods, property valuation fees of $14,302 and $16,597 were earned during 2005 and 2004, respectively. The higher fees in 2004 primarily relates to the initial boarding of the VA portfolio of properties in 2004 and a decline in transaction volume in 2005. Also includes title service and other fees earned from vendors in the REALTrans network of $1,523 and $1,971 during the second quarter of 2005 and 2004, respectively. For the year to date periods, such fees amounted to $3,502 and $3,674 during 2005 and 2004, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

         Gain (Loss) on Trading Securities, Net. The following table sets forth unrealized and realized gains (losses) on trading securities for the periods indicated:

                                                                Three Months               Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Unrealized gains (losses):
    Residential Origination Services (1)...............   $   (1,380)  $    1,061   $   (2,708)   $      269
    Commercial Assets (2)..............................           --        1,366           --         1,366
    Corporate Items and Other .........................          106           28           36           168
                                                          ----------   ----------   ----------    ----------
                                                              (1,274)       2,455       (2,672)        1,803
                                                          ----------   ----------   ----------    ----------
Realized gains (losses):
    Residential Origination Services ..................           --           48           --            57
    Corporate Items and Other .........................            5           --            5            --
                                                          ----------   ----------   ----------    ----------
                                                                   5           48            5            57
                                                          ----------   ----------   ----------    ----------
                                                          $   (1,269)  $    2,503   $   (2,667)   $    1,860
                                                          ==========   ==========   ==========    ==========

(1) Primarily represents unrealized gains (losses) on unrated residual securities backed by subprime residential loans originated in the U.K.

(2) Represents unrealized gains on a commercial unrated subordinate security. See "Changes in Financial Condition - Trading Securities."

          Valuation Gains (Losses) on Real Estate. We regularly assess the value of our remaining real estate assets and provide valuation allowances or record impairment charges as appropriate. Valuation gains (losses) on real estate amounted to $4 and $93 during the second quarter and first six months of 2005, respectively, as compared to $(1,974) and $(3,825) for the same periods of 2004. The losses in the 2004 periods consist primarily of impairment charges and provisions for losses in fair value on three commercial assets, two of which were subsequently sold. See "Changes in Financial Condition - Real Estate."

          Other Income. The following table sets forth the principal components of other income by segment for the periods indicated:

                                                                Three Months               Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Consulting fees (1) ...................................   $    1,669   $    1,309   $    2,776    $    2,278
Technology and related revenue (2) ....................          972        4,254        1,954         5,083
Interest on federal tax refund claims (3) .............          554           71          952         3,746
Collections of credit card receivables (4) ............          363          492          712           965
Gain on sale on deposits (5) ..........................        1,750           --        1,750            --
Other .................................................          708          167          759         1,810
                                                          ----------   ----------   ----------    ----------
                                                          $    6,016   $    6,293   $    8,903    $   13,882
                                                          ==========   ==========   ==========    ==========

(1) Consulting fees and cost reimbursements earned by the international group of our Commercial Servicing segment.

(2) Represents service contract fees, maintenance fees, consulting revenue and other fees earned through our technology products - REALServicing, REALSynergy and REALTrans. Revenue for 2004 includes $2,900 of one-time fees (primarily documentation fees) earned during the second quarter associated with a service contract for the use of the REALServicing system.

(3) Interest income on federal tax refund claims due from the Internal Revenue Service ("IRS"). Our policy is to recognize interest income on income tax receivable balances upon receipt of a written finding from the IRS agent that validates our claim. See "Changes in Financial Condition - Receivables".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

(4) Comprised of collections of credit card receivables accounted for under the cost recovery method. See "Segment Results - Ocwen Recovery Group".

(5) As disclosed in Note 5 to the Interim Consolidated Financial Statements, Marathon National Bank assumed the Bank's customer deposit liabilities on June 30, 2005. We earned $1,750 as consideration for the sale of these deposits.

         Net Interest Income (Expense). Net interest income (expense) is the difference between the interest income earned from our interest-earning assets and the interest expense incurred on our interest-bearing liabilities. Our net interest income has been negative (i.e., net interest expense) since 2001 because the operations of our core businesses require a significant investment in non-interest-earning assets, primarily advances on loans serviced for others and mortgage servicing rights, that are funded by interest-bearing liabilities. In addition to interest income reported in this caption, we also earn interest on the custodial accounts we hold in connection with our Residential Servicing business. These amounts are reported as a component of servicing fees and are not included in the following information. The following table presents the components of net interest income (expense) for each category of our interest-earning assets and interest-bearing liabilities for the periods indicated:

                                                                Three Months               Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Interest income:
    Interest earning cash and other ...................   $      544   $      225   $    1,159    $      339
    Federal funds sold and repurchase agreements ......          155          350          399           742
    Trading securities
      Investment grade (1) ............................        1,571           15        3,115            30
      Subordinates and residuals ......................        4,187        4,300        8,104         7,523
                                                          ----------   ----------   ----------    ----------
                                                               5,758        4,315       11,219         7,553
                                                          ----------   ----------   ----------    ----------
    Match funded loans ................................          140          362          140           763
    Loans .............................................          167          710          179         1,170
                                                          ----------   ----------   ----------    ----------
    Total interest income .............................        6,764        5,962       13,096        10,567
                                                          ----------   ----------   ----------    ----------
Interest expense:
    Match funded liabilities
      Advances on loans serviced for others (2) .......        3,688          958        6,336         1,860
      Loans ...........................................          140          111          140           236
                                                          ----------   ----------   ----------    ----------
                                                               3,828        1,069        6,476         2,096
                                                          ----------   ----------   ----------    ----------
    Lines of credit and other secured borrowings ......          493          820        1,160         2,028
    Debt securities
      3.25% Convertible Notes (3) .....................        1,760           --        3,531            --
      10.875% Capital Securities ......................        1,529        1,529        3,059         3,059
                                                          ----------   ----------   ----------    ----------
                                                               3,289        1,529        6,590         3,059
                                                          ----------   ----------   ----------    ----------
    Deposits (4) ......................................        1,462        3,678        3,286         7,715
    Total interest expense ............................        9,072        7,096       17,512        14,898
                                                          ----------   ----------   ----------    ----------
    Net interest income (expense) before provision for
    loan losses .......................................   $   (2,308)  $   (1,134)  $   (4,416)   $   (4,331)
                                                          ==========   ==========   ==========    ==========

(1) The increase in interest income on investment grade securities in the 2005 periods as compared to 2004 resulted primarily from our increased investment in CMOs to meet the Qualified Thrift Lender requirements of the Bank prior to debanking.

(2) The increase in interest expense on match funded advances in the 2005 periods is primarily due to an increase in the outstanding balance of match funded liabilities as a result of a servicing advance securitization that we executed in November 2004. See "Changes in Financial Condition - Match Funded Liabilities".

(3) In July 2004, we issued $175,000 of 3.25% Contingent Convertible Senior Unsecured Notes that are due in 2024. See "Changes in Financial Condition
      - Debt Securities".

(4) The decrease in interest expense on deposits in the 2005 periods is primarily due to a decline in the balance of deposits outstanding as a result of maturing certificates of deposit, reflecting reduced reliance on deposits as a source of financing our operations prior to debanking.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

          Non-Interest Expense. The following table sets forth the principal components of our non-interest expense during the period indicated:

                                                                Three Months               Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Compensation and employee benefits ....................   $   24,355   $   20,897   $   48,727    $   42,930
Occupancy and equipment ...............................        4,571        4,021        8,813         8,018
Technology and communication costs ....................        7,862        6,616       15,261        13,285
Loan expenses .........................................        6,084        6,783       11,796        14,710
Professional services and regulatory fees .............        5,656        7,994       10,377        13,819
Loss (gain) on investments in affordable housing
 properties ...........................................         (118)         (41)         524           (79)
Other operating expenses ..............................        3,668        2,151        8,239         5,187
                                                          ----------   ----------   ----------    ----------
                                                          $   52,078   $   48,421   $  103,737    $   97,870
                                                          ==========   ==========   ==========    ==========

          Compensation and Employee Benefits. The following table presents the principal components of compensation and benefits we incurred for the period indicated:

                                                                Three Months               Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Salaries (1) ..........................................   $   16,673   $   14,592   $   33,385    $   28,697
Bonuses (2) ...........................................        2,812        2,514        5,421         5,209
Payroll taxes .........................................        1,045          968        2,836         2,702
Commissions ...........................................        1,783        1,328        3,100         2,567
Insurance .............................................          793          702        1,595         1,227
Severance .............................................          236           70          236           978
Other (3) .............................................        1,013          723        2,154         1,550
                                                          ----------   ----------   ----------    ----------
                                                          $   24,355   $   20,897   $   48,727    $   42,930
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

          The increase in compensation and benefits in the second quarter and first six months of 2005 as compared to the same periods of 2004 is primarily due to increases in salaries. The increase in salaries has occurred primarily because of an increase in the average number of our full-time employees, both in the U.S. and our India offices. Our total combined workforce (domestic and international) averaged 3,278 employees in the second quarter of 2005 as compared to 2,733 for the second quarter of 2004. For the year to date periods, our total combined workforce averaged 3,218 and 2,603 during 2005 and 2004, respectively. An average of 2,286 and 1,624 employees were based in our India locations during the second quarter of 2005 and 2004, respectively. For the first six months of 2005 and 2004, our India workforce averaged 2,173 and 1,553, respectively. Severance for the first quarter of 2004 includes a one-time payment of $750 to the former president of OTX in accordance with the terms of his employment agreement.

          Occupancy and Equipment. The following table presents the principal components of occupancy and equipment costs for the period indicated:

                                                                Three Months                Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Postage and mailing ...................................   $    1,581   $    1,284   $    2,761    $    2,843
Rent ..................................................          938          679        1,837         1,388
Depreciation ..........................................          617          671        1,333         1,368
Other .................................................        1,435        1,387        2,882         2,419
                                                          ----------   ----------   ----------    ----------
                                                          $    4,571   $    4,021   $    8,813    $    8,018
                                                          ==========   ==========   ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

          Technology and Communication Costs. The following table presents the principal components of technology and communication costs for the years indicated:

                                                                Three Months               Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Depreciation:
    Hardware ..........................................   $    1,649   $    1,522   $    3,128    $    3,095
    Software ..........................................          860          728        1,705         1,434
    Other .............................................          184          146          370           288
                                                          ----------   ----------   ----------    ----------
                                                               2,693        2,396        5,203         4,817
                                                          ----------   ----------   ----------    ----------
Telecommunications ....................................        1,929        1,803        3,497         3,290
Document imaging ......................................          759          411        1,482           894
Maintenance and other .................................        2,481        2,006        5,079         4,284
                                                          ----------   ----------   ----------    ----------
                                                          $    7,862   $    6,616   $   15,261    $   13,285
                                                          ==========   ==========   ==========    ==========

         Loan Expenses. Loan expenses for the second quarter of 2005 and 2004 included $4,951 and $5,015, respectively, of appraisal fees incurred in connection with property valuation services we provided through the Residential Origination Services segment. Year to date, such appraisal fees amounted to $9,005 and $12,110 for 2005 and 2004, respectively. The decline in appraisal fees in 2005 primarily relates to the initial boarding of the VA portfolio of properties in 2004 and reduced transaction volumes in 2005. Loan expenses also include other miscellaneous expenses incurred in connection with the refinancing and servicing of loans for others.

          Professional Services and Regulatory Fees. The following table presents the principal components of professional services and regulatory fees for the periods indicated:

                                                                Three Months               Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Legal fees and settlements (1) ........................   $    2,876   $    5,673   $    5,090    $    9,007
Consulting fees (non-technology) ......................        1,040          656        1,571         1,258
Audit and accounting fees (2) .........................          854          578        1,755         1,132
Insurance .............................................          328          526          874           962
Other .................................................          558          561        1,087         1,460
                                                          ----------   ----------   ----------    ----------
                                                          $    5,656   $    7,994   $   10,377    $   13,819
                                                          ==========   ==========   ==========    ==========

(1) Legal fees for 2004 include $4,000 ($2,000 recorded during the second quarter) to establish a reserve for multiple breach fees that were charged to borrowers but may no longer be collectible.

(2) The increase in audit and accounting fees in the 2005 periods is primarily due to additional fees incurred in connection with our compliance with
      Section 404 of the Sarbanes-Oxley Act of 2002.

          Other Operating Expenses. The following table presents the principal components of other operating expenses for the periods indicated:

                                                                Three Months               Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Bad debt expense (1) ..................................   $      828   $      119   $    3,032    $    1,769
Travel, lodging, meals and entertainment ..............        1,118          955        2,192         1,617
Amortization of deferred costs ........................           33          160          321           424
Deposit related expense ...............................          212          127          437           324
Other .................................................        1,477          790        2,257         1,053
                                                          ----------   ----------   ----------    ----------
                                                          $    3,668   $    2,151   $    8,239    $    5,187
                                                          ==========   ==========   ==========    ==========

(1) Bad debt expense primarily represents provisions for estimated uncollectible servicing advances and other receivables related to our Residential Servicing segment. The provision recorded during the first six months of 2004 includes $1,000 recorded in the first quarter to establish an allowance for forbearance fees that we are no longer collecting directly from borrowers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

          Income Tax Expense (Benefit). The following table provides details of our income tax expense for the periods indicated:

                                                                Three Months               Six Months
                                                          -----------------------   ------------------------
For the periods ended June 30,                               2005         2004         2005          2004
-------------------------------------------------------   ----------   ----------   ----------    ----------
Income tax expense (benefit) on income (loss) before
 taxes ................................................   $    1,141   $    2,642   $    1,691    $    4,417
Provision for (reversal of) valuation allowance on
 deferred tax asset (1)................................         (843)      (2,587)        (843)       (4,351)
Provision for recapture of  base year bad debt
 reserves(1) ..........................................        1,967           --        1,967            --
                                                          ----------   ----------   ----------    ----------
Total income tax expense (benefit) ....................   $    2,265   $       55   $    2,815    $       66
                                                          ==========   ==========   ==========    ==========

(1) Represents a one-time provision, net of a related reversal of the valuation allowance on the deferred tax asset, to recognize a deferred tax liability arising from the recapture of bad debt reserves in connection with our termination of the Bank's status as a federal savings bank.

          We maintain a valuation allowance in an amount sufficient to reduce our deferred tax asset to the amount that is more likely than not to be realized. The valuation allowance amounted to $165,083 and $165,927 at June 30, 2005 and December 31, 2004, respectively. Our assessment of the amount of the valuation allowance was based on consideration of all available evidence, both positive and negative, including our recent earnings history, current tax position and estimates of future taxable income. The tax character (ordinary versus capital) and the carry forward and carry back periods of certain tax attributes (e.g., capital losses and tax credits) were also considered. Reversal of all or a portion of the valuation allowance may be appropriate in the future based on the results of our operations.

          Income tax expense (benefit) on income (loss) before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% because of the effect of foreign taxes, non-economic tax residual payments, changes in the valuation allowance and low-income housing tax credits. Income tax expense for the first six months of 2005 and 2004 reflects tax credits of $734 and $1,197, respectively. Although we have substantial unused tax credits available to reduce the liability arising from income taxes on our current year income, tax credits can be used to reduce income tax expense only to the corporate alternative minimum tax rate of 20% of taxable income.

CHANGES IN FINANCIAL CONDITION

          Trading Securities. The following table sets forth the fair value of our trading securities at the dates indicated:

                                                                 June 30,     December 31,
                                                                   2005           2004
                                                               ------------   ------------
Investment grade (1):
    U.S. Treasury ..........................................   $        595   $      1,594
    Collateralized mortgage obligations (AAA-rated) ........             --         81,466
    Bonds and debentures (2) ...............................          2,347          3,155
                                                               ------------   ------------
                                                               $      2,942   $     86,215
                                                               ============   ============
Subordinates and residuals (3):
    Single family residential
      BB-rated subordinates ................................   $        252   $        256
      B-rated subordinates .................................            389            435
      Unrated subordinates .................................            193            217
      Unrated residuals ....................................         41,907         35,276
                                                               ------------   ------------
                                                                     42,741         36,184
    Commercial unrated subordinates ........................          2,602          3,343
                                                               ------------   ------------
                                                               $     45,343   $     39,527
                                                               ============   ============

(1) Investment grade securities declined by $83,273 during the first six months of 2005 primarily due to maturities, sales and principal repayments on CMOs. Prior to debanking we invested in CMOs as needed to meet the Qualified Thrift Lender requirements of the Bank.

(2) These securities were acquired in connection with our acquisition of BOK on September 30, 2004.

(3) During the first six months of 2005, our subordinate and residual trading securities increased by $5,816. This change was primarily due to the purchase of $11,766 of unrated residual securities on June 30, 2005, offset in part by a decline in fair value of our unrated subprime residual securities.

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

          The following table presents information regarding our subordinate and residual trading securities summarized by classification and rating at June 30, 2005:

                                                       ANTICIPATED    ANTICIPATED                   ANTICIPATED
                                                        YIELD TO       YIELD TO                      WEIGHTED
                                        PERCENT        MATURITY AT    MATURITY AT                    AVERAGE
                                         OWNED          PURCHASE       6/30/2005                    REMAINING
RATING/DESCRIPTION (1)                  BY OCWEN        (2) (3)        (2) (4)         COUPON      LIFE (2) (5)
-----------------------------------   ------------    ------------   ------------   ------------   ------------
Single family residential:
    BB-rated subordinates .........      100.00%           19.23%        12.00%         6.75%           3.79
    B-rated subordinates ..........      100.00%           17.01%        15.55%         6.02%           1.96
    Unrated subordinates ..........      100.00%           13.96%        41.90%         6.53%           0.19
    Unrated residuals .............      100.00%           17.28%        11.39%          N/A            4.14

Commercial:
    Unrated subordinates ..........       25.00%           15.84%        10.94%          N/A            0.86

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

(4) Represents the effective yield based on the purchase price, actual cash flows received from inception until the respective date, and the then current estimate of future cash flows under the assumptions at the respective date. Changes in the June 30, 2005 anticipated yield to maturity from that originally anticipated are due to differences between estimated and actual cash flows. Each quarter we update the assumptions used to estimate future cash flows based on the actual results to date. The primary assumptions include prepayment speeds, loss rates and the discount rate.

(5) Represents the weighted average life in years based on the June 30, 2005 book value.

          The mortgages that underlie our trading subordinate and residual securities, which totaled $184,727 at June 30, 2005, are secured by properties located in forty-nine states and the United Kingdom. The largest aggregate value of mortgages in any one state or country is $41,997.

          Match Funded Assets. Match funded assets are comprised of the following at the dates indicated:

                                                         June 30,   December 31,
                                                           2005         2004
                                                        ----------  ------------
Match funded advances on loans serviced for others:
    Principal and interest ..........................   $  134,803  $    107,102
    Taxes and insurance .............................      120,564       107,710
    Other ...........................................       75,970        61,814
                                                        ----------  ------------
                                                           331,337       276,626
Commercial loans ....................................        3,352         4,134
                                                        ----------  ------------
                                                        $  334,689  $    280,760
                                                        ==========  ============

          Match funded advances on loans serviced for others resulted from the transfers of certain residential loan servicing related advances to qualified special purpose entities ("SPE") in exchange for cash. These advances are owned by the SPEs and are, therefore, not available to satisfy claims of our general creditors. These transfers did not qualify as sales under generally accepted accounting principles because we retained effective control of the advances. Accordingly, we report the amount of proceeds we received from the sales as secured borrowings with pledges of collateral (match funded liabilities). See "Match Funded Liabilities".

          Commercial match funded loans held by our GSS subsidiary in Japan resulted from the transfer, on a non-recourse basis, of an undivided 100% participation interest in certain real estate loans to a Japanese subsidiary of Merrill Lynch in exchange for cash. The transfer did not qualify as a sale under generally accepted accounting principles as we did not meet all of the conditions for surrender of control over the transferred loans. Accordingly, we report the amount of proceeds we received from the transfer as a secured borrowing with pledge of collateral (match funded liabilities). See "Match Funded Liabilities".

          Advances on Loans and Loans Serviced for Others. Advances related to our loan portfolios and loans we serviced for others consisted of the following at the dates indicated:

                                                         June 30,   December 31,
                                                           2005         2004
                                                        ----------  ------------
Loans serviced for others:
    Principal and interest ..........................   $   22,797  $     51,782
    Taxes and insurance .............................       83,234        94,926
    Other ...........................................       81,064        93,375
                                                        ----------  ------------
                                                           187,095       240,083
Loans ...............................................          328           347
                                                        ----------  ------------
                                                        $  187,423  $    240,430
                                                        ==========  ============

          During any period in which the borrower is not making payments, we are required under certain servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We generally recover such advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record a charge to the extent that we estimate that advances are uncollectible, taking into consideration the age and nature of the advance and our historical loss experience, among other factors. Advances on loans serviced for others are net of reserves of $3,375 and $5,212 as of June 30, 2005 and December 31, 2004, respectively. The reserve balance at June 30, 2005 includes $3,131 to provide for forbearance plan fees and multiple breach fees that may no longer be collectible. See "Results of Operations - Non-Interest Revenue - Segment Results - Residential Servicing".

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

          Mortgage Servicing Rights. The unamortized balance of our mortgage servicing rights is primarily related to residential assets. Our investment increased by $924 during the six months ended June 30, 2005 as purchases exceeded amortization. The rate of amortization reflects high rates of actual and projected prepayments on subprime residential mortgage loans due to low interest rates. Purchases for the six months ended June 30, 2005 reflects the more cautious acquisition strategy that we adopted given the uncertainty of prepayment speeds in the current environment. In addition, prior to debanking, we had commitments with the OTS to maintain our investment in mortgage servicing rights at certain levels. See "Results of Operations - Segment Results - Residential Servicing". The following table sets forth the activity in our mortgage servicing rights during the first six months of 2005:

Balance at December 31, 2004 ................   $  131,409
Purchases ...................................       50,969
Amortization ................................      (50,045)
                                                ----------
Balance at June 30, 2005 ....................   $  132,333
                                                ==========

          At June 30, 2005, we serviced loans under approximately 411 servicing agreements for 22 investors. Purchases during the six months ended June 30, 2005 were all for residential assets.

          Receivables. Receivables consisted of the following at the dates indicated:

                                                   June 30,      December 31,
                                                     2005            2004
                                                -------------   -------------
Residential Servicing (1) ...................   $      13,076   $      24,012
Residential Origination Services ............           5,614           3,455
Commercial Servicing ........................           2,700           2,736
Business Process Outsourcing ................           1,225           1,532
Ocwen Recovery Group ........................             715             341
Commercial Assets (2) .......................              --             192
Affordable Housing (3) ......................              --          18,308
Corporate Items and Other (4) ...............          96,613          76,143
                                                -------------   -------------
                                                $     119,943   $     126,719
                                                =============   =============

(1)   Includes $6,522 and $12,801 at June 30, 2005 and December 31, 2004,
      respectively, of receivables representing fees earned from the servicing of loans and real estate. The remaining balance consists principally of reimbursable expenses due from loan servicing investors. The total balance of receivables for this segment is net of reserves of $5,201 and $3,395 at June 30, 2005 and December 31, 2004, respectively.

(2) Based on the relative insignificance of the non-core assets remaining in this segment, the remaining assets of this business have been included in the Corporate Items and Other segment beginning January 1, 2005.

(3) Based on the relative insignificance of the non-core assets remaining in this segment, the remaining assets of this business have been included in the Corporate Items and Other segment beginning January 1, 2005. The balance primarily represents payments to be received in future years (through June 2014) from the sale of investments in affordable housing properties. On June 30, 2005 the balance included in the Corporate Items and Other segment was $18,259, net of an unaccreted discount of $1,870 and a reserve for doubtful accounts of $5,799. The December 31, 2004 balance of $18,308 is net of discount and reserves of $2,346 and $5,596, respectively.

(4) Includes $60,586 and $61,591 of income taxes receivable at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, income taxes receivable includes $56,526 of federal tax refund claims, the payment of which has been approved by the Joint Committee on Taxation of the U.S. Congress. The receivable balance a June 30, 2005 and December 31, 2004 also included $7,823 and $6,872, respectively, of accrued interest on the federal tax refund claims. The increase in the balance of receivables in the Corporate Items and Other segment in 2005 is primarily due to the transfer of Affordable Housing assets to this segment effective January 1, 2005, as noted in (3) above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

          Real Estate. Our investment in real estate declined from $18,732 at December 31, 2004 to $9,314 at June 30, 2005. This decline of $9,418 is primarily due to the sale of our consolidated subsidiary that owned a retail shopping center located in Halifax, Nova Scotia. This property had a net carrying value of $8,827 at December 31, 2004. Our investment in real estate at June 30, 2005 consists primarily of interests in two limited partnerships operating as multi-family real estate ventures with a net carrying value of $8,238. In July 2005, the majority of the assets owned by one of the partnerships were sold and our share of the cash proceeds resulted in a gain of approximately $1,800.

          Loans, Net. Our net investment in loans amounted to $8,725 and $3,792 at June 30, 2005 and December 31, 2004, respectively. The balance at June 30, 2005 consists primarily of two loans - a loan with a carrying value of $3,275 to our one remaining affordable housing property, in which we have invested as a limited partner but do not consolidate in our financial statements and a loan with a carrying value of $4,898 that we made during the first quarter of 2005 to facilitate the sale of our investment in a consolidated subsidiary that owned a shopping center located in Halifax, Nova Scotia. This new loan is the primary reason for the $5,499 increase in loans during the first six months of 2005. See "Real Estate" above.

          Loans are net of an allowance for losses of $4,334 and $4,546 at June 30, 2005 and December 31, 2004, respectively. We maintain an allowance for loan losses for each of our loans at a level that we consider adequate to provide for probable losses based upon an evaluation of known and inherent risks. The following table sets forth an analysis of activity in the allowance for loan losses during the first six months of 2005:

Balance at December 31, 2004 ................   $    4,546
Provision for loan losses ...................          (12)
Charge-offs .................................         (200)
                                                ----------
Balance at June 30, 2005 ....................   $    4,334
                                                ==========

          The allowance for loan losses at June 30, 2005 and December 31, 2004 included $4,269 and $4,468, respectively, related to a loan to our one remaining affordable housing property.

          Other Assets. Other assets consisted of the following at the dates indicated:

                                                       June 30,     December 31,
                                                         2005           2004
                                                     ------------   ------------
Deferred tax assets, net (1) .....................   $     16,576   $     17,683
Deferred debt related costs, net .................         11,220         11,216
Interest earning collateral deposits (2) .........         15,063          8,905
Loans held for resale (3) ........................         14,716          8,437
Interest earning debt service accounts (4) .......         16,026          5,850
Goodwill, net ....................................          5,312          5,312
Prepaid expenses .................................          3,127          4,069
Mutual fund and stocks (5) .......................             33          2,886
Capitalized software development costs, net ......            518          1,147
Other ............................................          3,590          3,471
                                                     ------------   ------------
                                                     $     86,181   $     68,976
                                                     ============   ============

(1) Deferred tax assets are net of valuation allowances totaling $165,083 and $165,927 at June 30, 2005 and December 31, 2004, respectively. See "Results of Operations - Income Tax Expense (Benefit)".

(2) The balance at June 30, 2005 and December 31, 2004 includes $8,864 and $8,905, respectively, of deposits that were required in order to obtain surety bonds for affordable housing properties that we sold before the end of the fifteen-year tax credit amortization period and on which we have previously claimed tax credits on our income tax returns. The surety bond is necessary in order to avoid the recapture of those tax credits previously claimed. The balance at June 30, 2005 also includes a $5,000 cash collateral account required under a guaranty we entered into in connection with debanking. See Note 5 to the Interim Consolidated Financial Statements.

(3) Loans originated in response to requests from Residential Servicing customers to refinance their mortgage. Only loans with sales commitments prior to closing are originated under this program. The loans outstanding at June 30, 2005 were all sold during July 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

(4) The balances at June 30, 2005 and December 31, 2004 include amounts set aside from the proceeds of one of our match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. The balance at June 30, 2005 also includes collections on match funded advances related to our other advance facility that were forwarded to the trustee prior to the scheduled payment application date.

(5) The balance at December 31, 2004 primarily represents an investment by the Bank in a mutual fund that invests in assets that meet the requirements of the Community Reinvestment Act. This investment was sold during the second quarter of 2005 in connection with debanking.

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

                                                                                  June 30,    December 31,
Collateral (Interest Rate)                              Interest Rate               2005          2004
---------------------------------------------   ------------------------------   ----------   ------------
Advances on loans serviced for others (1) ...   See (1) below                    $  175,000     $  149,342
Advances on loans serviced for others (2) ...   LIBOR plus 175 basis points         106,470         90,851
Commercial loans (3) ........................                                         3,352          4,134
                                                                                 ----------   ------------
                                                                                 $  284,822     $  244,327
                                                                                 ==========   ============

(1) In November 2004, we executed a servicing advance securitization. This transaction involved the issuance of a term note for $100,000 and a one-year variable funding note for a maximum of $75,000. On March 31, 2005, we executed an indenture supplement to the November 2004 securitization with a closing date of April 6, 2005. This supplement included the issuance of a second term note for $75,000. In addition, the maximum amount of the variable funding note was increased to $100,000. The original term note bears interest at LIBOR plus 50 basis points, and the second term note bears interest at LIBOR plus 40 basis points. The variable funding note bears interest at a commercial paper rate plus a margin that approximates LIBOR plus 50 basis points. The original term note under this facility has a stated maturity of October 2013, and the second term note has a stated maturity of March 2014. The variable funding note has a stated maturity of November 2010.

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

          Servicer Liabilities. Servicer Liabilities represent amounts we have collected, primarily from Residential Servicing borrowers, that will either be deposited in collections accounts held at an unaffiliated bank and excluded from our balance sheet, paid directly to an investment trust, or refunded to borrowers. Previously, we had included the majority of these balances as a reduction of our cash balances, while others were included within escrow deposits. Reclassifications have been made to the prior periods to conform to this presentation. The following table sets forth the principal components of servicer liabilities at the dates indicated:

                                                        June 30,    December 31,
                                                          2005          2004
                                                       ----------   ------------
Borrower payments due to collection accounts ........  $  249,434   $    255,040
Escrow payments due to collection accounts ..........      11,100          3,786
Partial payments and other unapplied balances........      49,835         32,440
                                                       ----------   ------------
                                                       $  310,369   $    291,266
                                                       ==========   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

          Lines of Credit and Other Secured Borrowings. We have obtained secured borrowings from unaffiliated financial institutions as follows:

                                                                                                  June 30,   December 31,
Borrowing Type               Collateral                  Maturity           Interest Rate (1)      2005          2004
---------------------  ------------------------   -----------------------  --------------------  ---------   ------------
Senior secured credit  Purchased mortgage               April 2006         LIBOR + 162.5 or 225  $  37,728   $     24,218
 agreement              servicing rights and                               basis points
                        advances on loans
                        serviced for others (2)
Senior secured credit  Purchased mortgage              December 2005       LIBOR + 250 basis            --         11,458
 agreement              servicing rights                                   points
Mortgage note          Office building (3)              October 2014       5.62%                    14,797         14,936
                                                                                                 ---------   ------------
                                                                                                 $  52,525   $     50,612
                                                                                                 =========   ============

(1) 1-month LIBOR was 3.34% and 2.40% at June 30, 2005 and December 31, 2004, respectively.

(2) The maximum amount of borrowing under this facility was increased from $70,000 to $140,000 effective July 1, 2005. See "Liquidity, Commitments and Off-Balance Sheet Risks".

(3) Collateral represents our loan servicing call center located in Orlando, Florida. We entered into this mortgage in October 2004.

          Each of our lines contains qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and restrictions on future indebtedness, as well as the monitoring and reporting of various specified transactions or events. We are currently in compliance with these covenants. While we have not historically paid dividends, our covenants, by establishing net worth requirements, in effect limit the amount of dividends that could be paid. As of June 30, 2005, the most restrictive limitation of all the covenants would limit dividends that could be paid to $78,615.

          Debt Securities. Debt securities consisted of the following at the dates indicated:

                                                      June 30,      December 31,
                                                       2005             2004
                                                   -------------   -------------
3.25% Convertible Notes due August 1, 2024 .....   $     175,000   $     175,000
10.875% Capital Securities due August 1, 2027 ..          56,249          56,249
                                                   -------------   -------------
                                                   $     231,249   $     231,249
                                                   =============   =============

          In addition to the specific requirements discussed below, each of our debt securities contain qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and restrictions on future indebtedness, as well as the monitoring and reporting of various specified transactions or events. We are currently in compliance with these covenants.

          Convertible Notes. In July 2004, OCN issued $175,000 aggregate principal amount of 3.25% Contingent Convertible Senior Unsecured Notes due 2024 ("Convertible Notes") in a private placement as permitted by the Securities Act of 1933, as amended. We filed with the Securities and Exchange Commission a registration statement, which was declared effective March 15, 2005, covering resales by holders of the Convertible Notes and the common stock issuable upon conversion of the Convertible Notes. The Convertible Notes are senior unsecured obligations of Ocwen Financial Corporation and bear interest at the rate of 3.25% per year. Interest is payable on February 1 and August 1 of each year, beginning on February 1, 2005. The Convertible Notes will mature on August 1, 2024.

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

          Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1 per Capital Security. OCN guarantees payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, to the extent OCT has funds available. If Ocwen Financial Corporation does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefor.

          We have the right to defer payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 10 consecutive semiannual periods with respect to each deferral period, provided that no extension period may extend beyond the stated maturity of the Junior Subordinated Debentures. Upon the termination of any such extension period and the payment of all amounts then due on any interest payment date, we may elect to begin a new extension period. Accordingly, there could be multiple extension periods of varying lengths throughout the term of the Junior Subordinated Debentures. If we defer interest payments on the Junior Subordinated Debentures, distributions on the Capital Securities will also be deferred, and we may not, nor may any of our subsidiaries, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire or make a liquidation payment with respect to, their capital stock or (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. During an extension period, interest on the Junior Subordinated Debentures will continue to accrue at the rate of 10.875% per annum, compounded semiannually.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

          Deposits. In connection with debanking, on June 30, 2005, Marathon National Bank assumed the customer deposits associated with the Bank's branch facility. As a result of our termination of the Bank's status as a federal savings bank, we are no longer able to take deposits in the United States. See
Note 5 to the Interim Consolidated Financial Statements for additional information regarding debanking. Total customer deposits amounted to $290,507 at December 31, 2004.

          Other Liabilities. Other liabilities consisted of the following at the dates indicated:

                                                     June 30,      December 31,
                                                      2005            2004
                                                  -------------   -------------
Accrued expenses (1) ..........................   $      32,545   $      35,343
BOK bank deposits (2) .........................          11,135          10,792
Deferred income ...............................           9,061           6,179
Other .........................................          13,115           4,535
                                                  -------------   -------------
                                                  $      65,856   $      56,849
                                                  =============   =============

(1) Consists primarily of accruals for incentive compensation awards, audit fees, interest on debt securities and operating expenses.

(2) Represents funds of third parties held on deposit by our German bank subsidiary.

         Escrow Deposits. Escrow deposits amounted to $86,084 at December 31, 2004 and consisted of custodial deposit balances representing funds collected from borrowers for the payment of taxes and insurance premiums on mortgage properties underlying loans that we serviced for others. In connection with debanking, these custodial deposits were transferred from the Bank to an unaffiliated bank and are now excluded from our balance sheet.

          Stockholders' Equity. Stockholders' equity amounted to $336,084 at June 30, 2005 as compared to $330,108 at December 31, 2004. The $5,976 increase in stockholders' equity during the first six months of 2005 was primarily due to net income of $5,295 and the issuance of vested restricted stock to employees as part of our annual incentive awards. See the Consolidated Statements of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements for additional information regarding changes in stockholders' equity during the first six months of 2005.

          We did not purchase any shares of our own common stock during the six months ended June 30, 2005. A total of 5,568,900 shares may be purchased under a plan we announced on May 9, 2000 to repurchase up to 6,000,000 shares of our issued and outstanding common stock.

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

          Our primary sources of funds for liquidity are:

     o    Lines of credit and other secured borrowings     o    Servicing fees
     o    Match funded debt                                o    Payments
                                                                received on
                                                                loans and
                                                                securities
     o    Debt securities                                  o    Proceeds from
                                                                sales of assets

         We closely monitor our liquidity position and ongoing funding requirements. At June 30, 2005, we had $308,837 of unrestricted cash and $2,942 of short-term investment grade securities. Unrestricted cash and short-term investment grade securities combined represented 24% of total assets at June 30, 2005. Under certain of our credit facilities, we are required to maintain minimum liquidity levels. Among the risks and challenges associated with our funding activities are the following:

     o As a result of debanking, we are no longer able to take deposits in the United States, and we made a net cash payment of $164,212 to Marathon National Bank on June 30, 2005 in connection with their assumption of our customer deposits.
     o Cash requirements to fund our acquisition of additional servicing rights and related advances.
     o The maturity of existing senior secured credit agreements with an outstanding balance of $37,728 within the next twelve months.
     o    Ongoing cash requirements to fund operations.

          In the last several years, our Residential Servicing business has grown through the purchase of servicing rights. Servicing rights entitle us as the owner to earn servicing fees and other types of ancillary income, but they also impose on us various obligations as the servicer. Among these are the obligations to advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance and various other items that are required to preserve the assets being serviced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

          Our ability to expand our Residential Servicing business depends in part on our ability to obtain additional financing to purchase new servicing rights and to fund servicing advances. We currently use a variety of sources of debt to finance these assets, including match funded agreements, credit facilities and seller financing. Our credit facilities provide financing to us at amounts that are less than the full value of the related servicing assets that serve as collateral for the credit facilities. If we cannot replace or renew these sources as they mature or obtain additional sources of financing, we may be unable to acquire new servicing rights or make the associated advances. Credit facilities directly related to our Residential Servicing business are summarized as follows:

     o Under a match funding agreement that we entered into on December 20, 2001, we are eligible to sell advances on loans serviced for others up to a maximum debt balance of $200,000 at any one time. At June 30, 2005, we had $106,470 of match funded liabilities outstanding under this facility, which will mature in January 2006. The sales of advances do not qualify as sales for accounting purposes; therefore, we report them as secured borrowings with pledges of collateral.
     o In April 2003, we also entered into a secured credit agreement that may be used to fund servicing advances and acquisitions of servicing rights. The agreement matured in April 2005 and has been renewed through April 2006. In April 2005 we concluded a syndication of this credit line that increased our borrowing capacity under this agreement by $70,000 for a total of $140,000. The syndication formally closed effective July 1, 2005. At June 30, 2005, we had a balance outstanding under this agreement of $37,728.
     o On November 17, 2004, we entered into a match funded agreement under which we transferred certain of our advances on loans serviced for others. As of June 30, 2005, proceeds received in connection with this transfer of advances were $175,000. The transfers of advances under this agreement do not qualify as sales for accounting purposes because we retain effective control of the advances. Accordingly, we report the advances transferred as match funded assets and the amount of proceeds we receive from the transfers as a secured borrowing with pledge of collateral. The two term notes of $100,000 and $75,000 under this facility have stated maturities of October 2013 and March 2014, respectively. The variable funding note, which has a maximum amount of $100,000, has a stated maturity of November 2010.

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

         Our operating activities provided (used) $152,702 and $154,072 of cash flows during the six months ended June 30, 2005 and 2004, respectively. Operating cash flow declined in 2005 primarily as a result of lower net income, a decline in net collections on advances and match funded advances on loans serviced for others and slower growth in the amount of borrower payments held by us prior to their being transferred to collection accounts, offset in large part by an increase in cash provided by trading securities. The increase in cash provided by trading securities in 2005 is primarily due to maturities, sales and principal repayment on CMOs, which we invested in prior to debanking to meet the Qualified Thrift Lender requirements of the Bank.

          Our investing activities provided (used) cash flows totaling $(52,719) and $6,592 during the six months ended June 30, 2005 and 2004, respectively. The decline in cash flows provided by investing activities in 2005 is largely the result of an increase in purchases of mortgage servicing rights, coupled with a decline in proceeds from the sale of real estate and a decline in principal payments received on loans. These increased cash outflows were partly offset by declines in acquisitions of match funded loans and originations of loans in 2005.

          Our financing activities provided (used) cash flows of $(332,641) and $(36,273) during the six months ended June 30, 2005 and 2004, respectively. Cash flows used by financing activities increased principally because of the decline in deposits in 2005 as a result of maturing certificates of deposit and the cash payment to Marathon National Bank on June 30, 2005 in connection with their assumption of our customer deposits. Partially offsetting this increase in cash outflows, match funded agreements provided additional net cash in 2005 as a result of increased borrowing capacity. Also, a line of credit collateralized by servicing advances matured in 2004 resulting in a significant cash outflow.

          See the Consolidated Statements of Cash Flows in the Interim Consolidated Financial Statements for additional details regarding cash flows during the six months ended June 30, 2005 and 2004.

          Commitments. We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include our Convertible Notes, Capital Trust Securities, lines of credit and other secured borrowings and operating leases. See Note 7 to the Interim Consolidated Financial Statements for additional information regarding commitments and contingencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

         Off-Balance Sheet Risks. In addition to commitments to extend credit, we are party to various off-balance sheet financial instruments in the normal course of our business to manage our foreign currency exchange rate risk. See
Note 4 to the Interim Consolidated Financial Statements and "Quantitative and Qualitative Disclosures about Market Risk."

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

REGULATORY MATTERS

          See Note 5 to the Interim Consolidated Financial Statements.

RECENT ACCOUNTING DEVELOPMENTS

          For information relating to the effects of our adoption of recent accounting standards, see Note 2 to the Interim Consolidated Financial Statements.

        (Dollars in thousands)

          Market risk includes interest rate risk, foreign currency exchange rate risk and liquidity risk. We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or different bases, than our interest-earning assets. We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations and to the extent our foreign exchange positions remain unhedged. Market risk also reflects the risk of declines in the valuation of trading securities, mortgage servicing rights and in the value of the collateral underlying loans and the value of real estate held.

          We are also exposed to liquidity risk primarily because of the highly variable daily cash requirements to support the Residential Servicing business, including acquisitions of mortgage servicing rights, the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. In general, we finance our operations through operating cash flows and various other sources, including long-term debt and financing facilities. See "Liquidity, Commitments and Off-Balance Sheet Risks" for additional discussion regarding liquidity.

          The primary risk associated with mortgage servicing rights is that they will lose a portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates or because of higher than anticipated delinquency rates occasioned by deteriorating credit conditions. Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of mortgage servicing rights. In general, the value of mortgage servicing assets is affected by increased mortgage refinance activity that is influenced by changes in borrowers' credit ratings, shifts in value in the housing market and interest rates. While such assets tend to decrease in value as interest rates decrease, they tend to increase in value as interest rates increase. Increases in prepayment speeds result in increases in the amortization expense of our mortgage servicing rights. As of June 30, 2005 and December 31, 2004, we held $132,333 and $131,409, respectively, of mortgage servicing rights.

          We perform an interest rate sensitivity analysis of our mortgage servicing rights portfolio every quarter. We currently estimate that the fair value of the portfolio increases by approximately 5% for every 50 basis point
(bps) increase in interest rates and reduces by approximately 7% for every 50 bps decline in interest rates. Mortgage servicing rights are carried at the lower of amortized cost or fair value by strata. To the extent that fair value were to decline below amortized cost, we would record an impairment charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings.

          Our Residential Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and mortgage servicing rights. At June 30, 2005, we had servicing advances of $518,432 consisting of advances on loans serviced for others of $187,095 and match funded advances on loans serviced for others of $331,337. See "Changes in Financial Condition - Match Funded Assets and - Advances on Loans and Loans serviced for Others".

          We are also exposed to interest rate risk because earnings on float balances are affected by short-term interest rates. These float balances, which are not included in our financial statements, amounted to $1,020,725 and $867,884 at June 30, 2005 and December 31, 2004, respectively. We report these earnings as a component of servicing and related fees. See "Results of Operations - Segment Results - Residential Loan Servicing" and "Non-Interest Revenue - Servicing and Related Fees" for additional information regarding float earnings and yields for the reported periods.

          At June 30, 2005, the combined balance of our match funded liabilities, debt securities, lines of credit and other secured borrowings totaled $568,596. Of this amount $322,550 was variable rate debt, and therefore sensitive to changes in interest rates, and $246,046 was fixed rate debt. See "Changes in Financial Condition - Match Funded Liabilities, Lines of Credit and Other Secured Borrowings and Debt Securities" for information regarding debt maturities.

          Our Asset/Liability Management Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. These techniques include interest rate exchange contracts or "swap" agreements, interest rate caps and floors, U.S. Treasury interest rate futures contracts, foreign currency futures contracts, foreign currency forwards and European swaptions and put options.

          We have entered into foreign currency futures to hedge our net investment in the foreign subsidiary that owns our U.K. suprime residual securities and the short-term Canadian-Dollar-denominated loan that we made to facilitate the sale of our investment in the foreign subsidiary that owned the shopping center in Halifax, Nova Scotia. Our principal exposure to foreign currency exchange rates exists with the British Pound versus the U.S. dollar and the Canadian Dollar versus the U.S. Dollar. See Note 4 to our Interim Consolidated Financial Statements for additional information regarding these hedges.

ITEM 4. CONTROLS AND PROCEDURES

          Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the securities Exchange Act) as of June 30, 2005. Based on this evaluation, our chief executive officer and principal financial officer concluded that, as of June 30, 2005 our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our chief executive officer and acting principal officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

          This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to the following:

o projections for growth of the residential loan servicing business and business opportunities in other core businesses;
o assumptions related to the sources of liquidity and the adequacy of financial resources;
o    estimates regarding interest rates and foreign currency transactions;
     and
o    expectations related to pending litigation.

          Forward-looking statements are not guarantees of future performance, and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following:

o    general economic and market conditions,
o    prevailing interest or currency exchange rates,
o    availability of servicing rights for purchase,
o    governmental regulations and policies,
o    international political and economic uncertainty,
o    availability of adequate and timely sources of liquidity,
o    uncertainty related to dispute resolution and litigation, and
o    real estate market conditions and trends.

Further information on the risks specific to our business are detailed within this report and our other reports and filings with the Securities and Exchange Commission, including our periodic reports on Form 10-K for the year ended December 31, 2004, Form 10-Q for the quarter ended March 31, 2005 and Form 8-K. The forward-looking statements speak only as of the date they are made and should not be relied upon. OCN undertakes no obligation to update or revise the forward-looking statements.

                           PART II - OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS.

          See "Note 17 Commitments and Contingencies" of Ocwen Financial Corporation's Interim Consolidated Financial Statements.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At OCN's Annual Meeting of Shareholders held on May 17, 2005, the following individuals were elected to the Board of Directors:

                                              Votes For       Votes Withheld
                                           ---------------   ---------------
William C. Erbey .......................        57,586,356           129,099
Ronald M. Faris ........................        55,563,524         2,151,931
Ronald J. Korn .........................        57,606,900           108,555
William H. Lacy ........................        57,607,030           108,425
W. Michael Linn ........................        56,285,436         1,430,019
W.C. Martin ............................        57,606,775           108,680
Barry N. Wish ..........................        53,589,949         4,125,506

          Ratification of PricewaterhouseCoopers LLP as the independent auditors of OCN for the fiscal year ending December 31, 2005 was also voted on and approved by the shareholders. The votes were as follows:

Votes for ...................................        57,681,793
Votes against ...............................            13,813
Abstentions .................................            19,849

                                ITEM 6. EXHIBITS.

       2.1 Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
       3.1  Amended and Restated Articles of Incorporation (2)
       3.2  Amended and Restated Bylaws (3)
       4.0  Form of Certificate of Common Stock (2)
       4.1  Certificate of Trust of Ocwen Capital Trust I (4)
       4.2  Amended and Restated Declaration of Trust to Ocwen Capital Trust I
            (4)
       4.3  Form of Capital Security of Ocwen Capital Trust I (Included in
            Exhibit 4.2) (4)
       4.4 Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (4)
       4.5 Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (Included in Exhibit 4.4) (4)
       4.6 Form of Guarantee of OCN relating to the Capital Securities of Ocwen Capital Trust I (4)
       4.7 Registration Rights Agreement dated as of July 28, 2004, between OCN and Jeffries & Company Inc. (10)
       4.8 Indenture dated as of July 28, 2004, between OCN and the Bank of New York Trust Company, N.A., as trustee (10)
      10.1 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (5)
      10.2  Ocwen Financial Corporation 1998 Annual Incentive Plan (6)
      10.3 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors
            (7)
      10.4 Indemnity agreement, dated August 24, 1999, among OCN and OAC's Board of Directors (8)
      10.5 Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (8)
      10.6 First Amendment to Agreement, dated March 31, 2000, between HCT Investments, Inc. and OAIC Partnership I, L.P. (8)
      10.7 Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (9)
      10.8 Collateral Trust Agreement, dated June 28, 2005, between OCN and the Bank of New York Trust Company, N.A. (filed herewith)
      10.9 Guaranty, dated June 28, 2005, from OCN to the Guaranteed Parties (filed herewith)
     10.10 Cash Collateral Agreement, dated June 28, 2005 among OCN, Bank of New York Trust Company, N.A. as Collateral Trustee and Bank of New York Trust Company N.A. as Account Bank (filed herewith)
      31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
      31.2 Certification of the Principal Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                           PART II - OTHER INFORMATION

      32.1  Certification of the Chief Executive Officer pursuant to U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
      32.2  Certification of the Principal Financial Officer pursuant to U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

                                   OCWEN FINANCIAL CORPORATION

                                   By:  /s/ ROBERT J  LEIST, JR
                                        ----------------------------------------
                                        Robert J  Leist, Jr ,
                                        Senior Vice President & Principal
                                        Financial Officer
                                        (On behalf of the Registrant and as its
                                        principal financial officer)

Date: August 9, 2005