Form 10-Q
period 2005-09-30
OCWEN FINANCIAL CORP
filed 2005-11-09
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X].

Number of shares of Common Stock, $0.01 par value, outstanding as of November 7, 2005: 63,130,177 shares.

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                                                            Page
                                                                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements (Unaudited)............................................................     3

        Consolidated Balance Sheet at September 30, 2005 and December 31, 2004...........................................     3

        Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004............     4

        Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2005
        and 2004.........................................................................................................     5

        Consolidated Statement of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2005...........     6

        Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004......................     7

        Notes to Consolidated Financial Statements.......................................................................     9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............................    19

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................................    42

Item 4. Controls and Procedures..........................................................................................    43

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................................................................    44

Item 6. Exhibits.........................................................................................................    44

Signature................................................................................................................    46

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                    September 30,    December 31,
                                                                        2005            2004
                                                                    -------------   -------------
ASSETS
    Cash ........................................................   $     188,673   $     542,891
    Trading securities, at fair value
      Investment grade ..........................................          41,717          86,215
      Subordinates and residuals ................................          30,078          39,527
    Loans held for resale .......................................         163,003           8,437
    Match funded assets (including advances on loans serviced
     for others of $315,694 and $276,626)........................         317,680         280,760
    Advances on loans and loans serviced for others .............         285,903         240,430
    Mortgage servicing rights ...................................         115,097         131,409
    Receivables .................................................          53,139         126,719
    Real estate .................................................           4,779          18,732
    Loans (net of allowance for loan losses of $47 and $4,546) ..             505           3,792
    Premises and equipment ......................................          39,562          37,440
    Other assets ................................................          71,811          66,180
                                                                    -------------   -------------
      Total assets ..............................................   $   1,311,947   $   1,582,532
                                                                    =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES
      Match funded liabilities ..................................   $     290,476   $     244,327
      Servicer liabilities ......................................         285,349         291,265
      Lines of credit and other secured borrowings ..............          98,267          50,612
      Debt securities ...........................................         219,429         231,249
      Other liabilities .........................................          71,306          56,850
      Deposits ..................................................              --         290,507
      Escrow deposits ...........................................              --          86,084
                                                                    -------------   -------------
        Total liabilities .......................................         964,827       1,250,894
                                                                    -------------   -------------

    Minority interest in subsidiaries ...........................           1,508           1,530

    COMMITMENTS AND CONTINGENCIES (NOTE 7)

    STOCKHOLDERS' EQUITY
      Common stock, $.01 per value; 200,000,000 shares
       authorized; 63,099,987 and 62,739,478 shares issued
       and outstanding ..........................................             631             627
      Additional paid-in capital ................................         184,054         181,336
      Retained earnings .........................................         161,373         148,133
      Accumulated other comprehensive income (loss), net of
       taxes ....................................................            (446)             12
                                                                    -------------   -------------
      Total stockholders' equity ................................         345,612         330,108
                                                                    -------------   -------------
        Total liabilities and stockholders' equity ..............   $   1,311,947   $   1,582,532
                                                                    =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                                            Three Months                    Nine Months
                                                                    ----------------------------    ----------------------------
For the periods ended September 30,                                     2005            2004            2005            2004
-----------------------------------------------------------------   ------------    ------------    ------------    ------------
REVENUE
    Servicing and related fees ..................................   $     50,886    $     35,767    $    139,433    $    116,549
    Vendor management fees ......................................         11,600          11,342          33,264          35,832
    Gain (loss) on trading securities, net ......................           (743)           (171)         (3,409)          1,688
    Valuation gains (losses) on real estate .....................             13            (165)            106          (3,990)
    Gain (loss) on sales of real estate .........................          1,862             311           1,909            (149)
    Operating income (losses) from real estate ..................           (296)            444            (635)          1,017
    Gain (loss) on debt repurchases .............................            897              --             897              --
    Other income ................................................          3,944           6,087          12,847          19,970
                                                                    ------------    ------------    ------------    ------------
        Non-interest revenue ....................................         68,163          53,615         184,412         170,917
                                                                    ------------    ------------    ------------    ------------
    Interest income .............................................          3,864           4,988          16,960          15,555
    Interest expense ............................................          8,340           7,141          25,852          22,040
                                                                    ------------    ------------    ------------    ------------
        Net interest income (expense) before provision for loan
         losses .................................................         (4,476)         (2,153)         (8,892)         (6,485)
    Provision for loan losses ...................................            (18)            (94)            (30)           (913)
                                                                    ------------    ------------    ------------    ------------
        Net interest income (expense) after provision for loan
         losses .................................................         (4,458)         (2,059)         (8,862)         (5,572)
                                                                    ------------    ------------    ------------    ------------
           Total revenue ........................................         63,705          51,556         175,550         165,345
                                                                    ------------    ------------    ------------    ------------
NON-INTEREST EXPENSE
    Compensation and employee benefits ..........................         23,723          21,300          72,449          64,229
    Occupancy and equipment .....................................          4,517           3,981          13,330          11,999
    Technology and communication costs ..........................          7,589           6,190          22,850          19,476
    Loan expenses ...............................................          6,875           5,864          18,671          20,573
    Professional services and regulatory fees ...................          4,586           4,208          14,963          18,026
    Loss (gain) on investments in affordable housing properties .          1,193            (100)          1,717            (179)
    Other operating expenses ....................................          4,995           2,653          13,233           7,841
                                                                    ------------    ------------    ------------    ------------
        Non-interest expense ....................................         53,478          44,096         157,213         141,965
                                                                    ------------    ------------    ------------    ------------

Income (loss) before income taxes ...............................         10,227           7,460          18,337          23,380
Income tax expense (benefit) ....................................          2,282         (31,845)          5,097         (31,779)
                                                                    ------------    ------------    ------------    ------------
    Net income (loss) ...........................................   $      7,945    $     39,305    $     13,240    $     55,159
                                                                    ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE
    Basic .......................................................   $       0.13    $       0.61    $       0.21    $       0.83
    Diluted .....................................................   $       0.12    $       0.53    $       0.21    $       0.78

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
    Basic .......................................................     62,975,006      64,637,454      62,843,375      66,853,296
    Diluted .....................................................     77,397,469      75,816,676      63,843,042      71,505,567

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)

                                                                         Three Months            Nine Months
                                                                    ---------------------   ---------------------
For the periods ended September 30,                                   2005        2004        2005        2004
-----------------------------------------------------------------   ---------   ---------   ---------   ---------
Net income (loss) ...............................................   $   7,945   $  39,305   $  13,240   $  55,159
Other comprehensive income (loss), net of taxes:
Change in unrealized foreign currency translation adjustment
   arising during the period (1) ................................        (219)         43        (458)       (957)
                                                                    ---------   ---------   ---------   ---------
Comprehensive income (loss) .....................................   $   7,726   $  39,348   $  12,782   $  54,202
                                                                    =========   =========   =========   =========

(1) Net of tax benefit (expense) of $120 and $181 for the three months and of $247 and $769 for the nine months ended September 30, 2005 and 2004, respectively.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                             (Dollars in thousands)


                                                                                                    Accumulated
                                                                                                       Other
                                                Common Stock            Additional                 Comprehensive
                                           -------------------------     Paid-in      Retained     Income (Loss),
                                             Shares        Amount        Capital      Earnings      Net of Taxes       Total
                                           -----------   -----------   -----------   -----------   --------------   -----------
Balances at December 31, 2004 ..........    62,739,478   $       627   $   181,336   $   148,133   $           12   $   330,108
Net income .............................            --            --            --        13,240               --        13,240
Issuance of restricted common stock
  awards to employees and directors ....       185,393             2         1,925            --               --         1,927
Exercise of common stock options .......       175,116             2           793            --               --           795
Other comprehensive income (loss), net
  of taxes .............................            --            --            --            --             (458)         (458)
                                           -----------   -----------   -----------   -----------   --------------   -----------
Balances at September 30, 2005 .........    63,099,987   $       631   $   184,054   $   161,373   $         (446)  $   345,612
                                           ===========   ===========   ===========   ===========   ==============   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

For the nine months ended September 30,                                 2005            2004
-----------------------------------------------------------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ...............................................   $      13,240   $      55,159
Adjustments to reconcile net income (loss) to net cash provided
 (used) by operating activities
    Net cash provided (used) by trading activities ..............         (26,091)        (87,084)
    Originations of loans held for resale........................        (203,945)        (56,799)
    Proceeds from sales of loans held for resale.................         124,756          44,240
    Premium amortization (discount accretion) on securities, net              423          (1,608)
    Amortization of servicing rights ............................          73,020          71,173
    Depreciation and other amortization .........................           9,578          10,354
    Provision for loan losses ...................................             (30)           (913)
    Valuation (gains) losses on real estate .....................            (106)          3,990
    (Gain) loss on trading and match funded securities ..........           3,409          (1,688)
    (Gain) loss on sales of real estate .........................          (1,909)            149
    (Gain) loss on sale of deposits .............................          (1,750)             --
    (Gain) loss on investments in affordable housing properties..           1,717            (179)
    (Gain) loss on repurchase of debt securities.................            (897)             --
    Increase (decrease) in servicer liabilities .................          (5,916)         96,094
    (Increase) decrease in advances and match funded advances on
     loans and loans serviced for other .........................         (84,541)         50,583
    (Increase) decrease in receivables and other assets, net ....          61,955         (66,847)
    Increase (decrease) in other liabilities, net ...............          10,797          (9,699)
    Other .......................................................           2,740          (5,733)
                                                                    -------------   -------------
Net cash provided (used) by operating activities ................         (23,550)        101,692
                                                                    -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Principal payments received on match funded loans ...........           1,819           7,559
    Acquisitions of match funded loans ..........................              --          (7,119)
    Proceeds from sale of match funded loans ....................              --          21,592
    Proceeds from sale of affordable housing properties .........           6,325             327
    Purchase of mortgage servicing rights .......................         (56,708)        (39,997)
    Principal payments received on loans ........................           6,769          29,661
    Purchases, originations and funded loan commitments, net ....            (218)        (16,007)
    Capital improvements to real estate .........................              --          (2,536)
    Proceeds from sale of real estate ...........................           6,398          18,910
    Additions to premises and equipment .........................          (8,339)         (6,166)
    Acquisition of subsidiary ...................................              --           1,376
    Proceeds from sale of subsidiary ............................           4,337              --
                                                                    -------------   -------------
Net cash provided (used) by investing activities ................         (39,617)          7,600
                                                                    -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in deposits and escrow deposits .........        (210,850)        (14,431)
    Sale of deposits ............................................        (165,741)             --
    Premium received on sale of deposits ........................           1,500              --
    Proceeds from (repayment of) lines of credit and other secured
     borrowings, net ............................................          47,655         (94,882)
    Proceeds from (repayment of) match funded liabilities, net ..          46,149         (17,682)
    Repurchase of common stock ..................................              --         (49,449)
    Repurchase of debt securities................................         (10,569)             --
    Exercise of common stock options ............................             805           2,317
    Issuance of notes ...........................................              --         175,000
                                                                    -------------   -------------
Net cash provided (used) by financing activities ................        (291,051)            873
                                                                    -------------   -------------

Net increase (decrease) in cash .................................        (354,218)        110,165
Cash at beginning of period .....................................         542,891         316,167
                                                                    -------------   -------------
Cash at end of period ...........................................   $     188,673   $     426,332
                                                                    =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in thousands)

For the nine months ended September 30,                                 2005            2004
-----------------------------------------------------------------   -------------   -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
    Interest ....................................................   $      29,958   $      23,746
    Income tax payments (refunds) ...............................         (64,675)              1

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES
    Assumption of line of credit by purchaser of real estate ....   $          --   $      20,000
    Equipment acquired through capital leases ...................           3,659              --

SALE OF SUBSIDIARY
    Fair value of subsidiary sold ...............................   $       9,200   $          --
    Financing to buyer ..........................................          (4,863)             --
                                                                    -------------   -------------
    Net cash received for subsidiary sold .......................   $       4,337   $          --
                                                                    =============   =============

ACQUISITION OF BUSINESS
    Estimated fair value of asset acquired(1) ...................   $          --   $     (20,986)
    Estimated fair value of liabilities assumed .................              --          10,743
                                                                    -------------   -------------
    Cash paid ...................................................              --         (10,243)
    Less cash acquired ..........................................              --          11,619
                                                                    -------------   -------------
    Net cash acquired (paid) for assets .........................   $          --   $       1,376
                                                                    =============   =============

    (1) Including goodwill of approximately $6,100 resulting from the acquisition.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                             (Dollars in thousands)

NOTE 1  BASIS OF PRESENTATION

        The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The interim consolidated financial statements of Ocwen Financial Corporation ("OCN") include the accounts of OCN and its subsidiaries. At September 30, 2005, OCN owns all of the outstanding stock of its primary subsidiaries, Ocwen Loan Servicing, LLC ("OLS"), Investors Mortgage Insurance Holding Company, Ocwen Technology Xchange, Inc. ("OTX"), Ocwen Asset Investment Corp. ("OAC") and Ocwen Financial Solutions, Private Limited ("India"). OCN also owns 70% of Global Servicing Solutions, LLC ("GSS") with the remaining 30% minority interest held by ML IBK Positions, Inc. ("Merrill Lynch"). We have eliminated all significant intercompany transactions and balances in consolidation.

        In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of our financial condition at September 30, 2005 and December 31, 2004, the results of our operations for the three and nine months ended September 30, 2005 and 2004, our comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004, our changes in stockholders' equity for the nine months ended September 30, 2005 and our cash flows for the nine months ended September 30, 2005 and 2004. The results of operations and other data for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the entire year ending December 31, 2005. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Certain reclassifications have been made to the prior periods' interim consolidated financial statements to conform to the September 30, 2005 presentation.

        In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the balance sheet and revenues and expenses for the periods covered. Material estimates that are particularly significant in the near or medium term relate to our determination of allowances for servicing advances and receivables, as well as our valuation of securities, servicing rights, intangibles and deferred tax assets. Actual results could differ from those estimates and assumptions.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005
                             (Dollars in thousands)

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

        Earnings Per Share - An Amendment of SFAS No. 128. The FASB has decided to defer the issuance of a final standard on EPS until the first quarter of 2006. When issued, the provisions of the final standard are expected to be effective for interim and annual periods ending after June 15, 2006 and require retrospective application for all prior periods presented. When computing diluted EPS for year-to-date periods, it is expected that companies will be required to use the year-to-date average stock price to compute the number of treasury shares that could theoretically be purchased with the proceeds from exercise of share contracts such as options or warrants. The year-to-date computation would be performed independently from the quarterly computations. The old method required companies to calculate an average of the potential incremental common shares computed for each quarter when computing year-to-date incremental shares. This amendment is expected to impact OCN as we use the treasury stock method to determine the number of incremental shares from the assumed exercise of stock options to be included in the denominator of diluted EPS computations. Under the treasury stock method, the proceeds from the assumed exercise of options are assumed to be used to purchase common stock at the average market price during the period. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) are included in the denominator of the diluted EPS computation.

        Statement of Position 03-3, "Accounting for Certain Loans for Debt Securities Acquired in a Transfer" ("SOP 03-3"). This statement was issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants in December 2003 and requires that acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of expected cash flows. Under SOP 03-3, it is not appropriate to create or carry over a valuation allowance at the time of acquisition. SOP 03-3 was issued in December 2003 and is effective for loans acquired on or after January 1, 2005. The application of SOP 03-3 did not have a significant impact on our consolidated financial statements.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005
                             (Dollars in thousands)

        The following is a reconciliation of the calculation of basic EPS to diluted EPS for the periods ended:

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Basic EPS:
Net income (loss) ...............................................   $      7,945   $     39,305   $     13,240   $     55,159
                                                                    ============   ============   ============   ============
Weighted average shares of common stock .........................     62,975,006     64,637,454     62,843,375     66,853,296
                                                                    ============   ============   ============   ============
Basic EPS .......................................................   $       0.13   $       0.61   $       0.21   $       0.83
                                                                    ============   ============   ============   ============

Diluted EPS:
Net income (loss) ...............................................   $      7,945   $     39,305   $     13,240   $     55,159
Interest  expense on Convertible  Notes, net of income tax (1)...          1,381            957             --            957
                                                                    ------------   ------------   ------------   ------------
Adjusted net income (loss) ......................................   $      9,326   $     40,262   $     13,240   $     56,116
                                                                    ============   ============   ============   ============

Weighted average shares of common stock .........................     62,975,006     64,637,454     62,843,375     66,853,296
Effect of dilutive elements:
  Convertible Notes (1) .........................................     13,599,019     10,003,219             --      3,358,745
  Stock options (2) .............................................        723,542        915,973        812,251      1,027,805
  Restricted stock awards .......................................         99,902        260,030        187,416        265,721
                                                                    ------------   ------------   ------------   ------------
Dilutive weighted average shares of common stock ................     77,397,469     75,816,676     63,843,042     71,505,567
                                                                    ============   ============   ============   ============
Diluted EPS .....................................................   $       0.12   $       0.53   $       0.21   $       0.78
                                                                    ============   ============   ============   ============

(1) Conversion of the Convertible Notes into shares of common stock has not been assumed for purposes of computing diluted EPS for the first nine months of 2005 because the effect would be anti-dilutive. Interest expense and related amortization, net of income taxes, have not been added back to net income in computing diluted EPS for this period. The effect is anti-dilutive whenever interest expense on the Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS.

(2) Excludes the effect of an average of 1,551,865 and 1,453,008 of options that were anti-dilutive for the third quarter of 2005 and 2004, respectively, because their exercise price was greater than the average market price of our stock. Year to date, an average of 1,604,358 and 1,155,139 options were anti-dilutive for 2005 and 2004, respectively.

NOTE 4  FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

        We entered into foreign currency derivatives to hedge our net investments in foreign subsidiaries that own residual securities backed by subprime residential loans originated in the United Kingdom ("U.K.") and that owned a shopping center located in Halifax, Nova Scotia. During the first quarter of 2005, we sold our foreign subsidiary that owned the shopping center. However, in connection with the sale, OCN extended a short-term Canadian Dollar loan in the amount of C$6,000 to the buyer. During the third quarter of 2005, the Canadian Dollar loan was repaid in full and the related currency futures contract was terminated. We have managed our exposure to foreign currency exchange rate risk related to this foreign currency-denominated transaction through the use of currency futures. Our remaining principal exposure to foreign currency exchange rates exists with the British Pound versus the U.S. dollar. Our policy is to periodically adjust the amount of foreign currency derivative contracts we have entered into in response to changes in our recorded investment as well as to changes in our assets denominated in a foreign currency. Our net exposures are subject to gain or loss if foreign currency exchange rates fluctuate. Currency futures are commitments to either purchase or sell foreign currency at a future date for a specified price. We have determined that the local currency of our investment in U.K. residuals is the functional currency. The foreign currency derivative financial instrument related to our foreign subsidiary that owns the residual securities was designated as a hedge. Accordingly, for this instrument we include the gains or losses in the net unrealized foreign currency translation in accumulated other comprehensive income in stockholders' equity. The foreign currency derivative financial instrument related to our Canadian Dollar-denominated loan was not designated as a hedge. Gains and losses from this instrument are included in earnings as an offset to the related foreign currency transaction gain or loss arising from remeasurement of the loan prior to its repayment in the third quarter.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005
                             (Dollars in thousands)

        The following table sets forth the terms and values of these foreign currency financial instruments at the dates indicated:

                                          Position      Maturity     Notional Amount (1)   Strike Rate   Fair Value
                                          --------   -------------   -------------------   -----------   ----------
September 30, 2005:
British Pound currency futures.........     Short    December 2005    (pound)   14,688          1.8169   $      831
                                                                                                         ==========
December 31, 2004:
Canadian Dollar currency futures.......     Short      March 2005      C$       11,500          0.8416   $      109

British Pound currency futures.........     Short      March 2005     (pound)   17,000          1.9248          301
                                                                                                         ----------
                                                                                                         $      410
                                                                                                         ==========

(1) The U.S. Dollar equivalent notional amount of the British Pound currency futures at September 30, 2005 was $25,913. At December 31, 2004, the U.S. Dollar equivalent notional amounts of the Canadian Dollar and British Pound currency futures were $9,570 and $32,609, respectively.

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

        In connection with our debanking process, on February 4, 2005, OCN and the Bank entered into a Branch Purchase and Deposit Assumption Agreement (the "Branch Purchase Agreement") with Marathon National Bank of New York ("Marathon"). Pursuant to the Branch Purchase Agreement, Marathon agreed to assume the deposit liabilities of the accounts associated with the Bank's branch facility in Fort Lee, New Jersey. In addition, Marathon agreed to take over the lease and other contracts and acquire the assets related to the branch. We agreed to make a cash payment to Marathon, which was calculated based upon, among other things, the amount of those deposit account liabilities as of the closing. On June 13, 2005, the OTS approved our plan of voluntary dissolution for the Bank subject to certain conditions, including, among other things, our entering into a guaranty of the obligations of the Bank (other than the deposit and other liabilities that were assumed by Marathon in connection with the Branch Purchase Agreement), a cash collateral agreement and a collateral trust agreement, all on terms acceptable to the OTS.

        Following receipt of OTS approval, OCN entered into an Assignment and Assumption Agreement, dated June 28, 2005, with its subsidiaries Investors Mortgage Insurance Holding Company, Rocaille Acquisition Subsidiary, Inc., the Bank and OLS whereby the Bank assigned to OLS, directly or indirectly, all of its assets, liabilities and business remaining after the consummation of the transactions contemplated by the Branch Purchase Agreement (the "Assignment").

        On the same date, pursuant to the conditions set forth in the OTS Approval, OCN entered into a Guaranty, dated June 28, 2005, in favor of the OTS and any holders of claims with respect to liabilities assumed by OLS from the Bank in connection with the Assignment (the "Assumed Liabilities"). Assumed Liabilities include all legal actions against the Bank. The Guaranty contains affirmative covenants relating to the maintenance of a cash collateral account, reporting requirements, transactions with affiliates, preservation of the existence of our subsidiaries and maintenance of not less than $35,000 of unencumbered financial assets. Pursuant to the Guaranty, we also agreed that OCN and its subsidiaries would not, among other things:

   o incur debt (as defined) if, following the incurrence of such debt, the ratio of our consolidated debt to our tangible net worth (as defined) for the most recent fiscal quarter exceeds 7.25:1.00;

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005
                             (Dollars in thousands)

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

        As of September 30, 2005, we were in compliance with all of the covenants specified in the Guaranty.

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

        Effective June 30, 2005, the Supervisory Agreement (the "Agreement") that the Bank and OTS had entered into on April 19, 2004 terminated because we were no longer an FDIC - insured institution. The OTS retains, for a period of six years after termination of the Agreement, the right to bring enforcement actions in respect of any breach or noncompliance by the Bank with the Agreement, or other applicable regulations, that may have occurred prior to debanking.

        We are continuing the Bank's non-depository businesses, including its residential mortgage servicing business, under OLS, which is a licensed servicer in all fifty states, the District of Columbia and Puerto Rico. As a result of debanking, we are no longer able to accept deposits in the United States or benefit from federal preemption with regard to post-debanking activities.

        Bankhaus Oswald Kruber GmbH & Co. KG ("BOK"), our German banking subsidiary that we acquired on September 30, 2004, is licensed as a credit institution (Kreditinstitut) under the laws of the Federal Republic of Germany and is supervised and regulated in Germany by the German Federal Financial Supervisory Authority (Bundesanstalt fur Finanzdienstleistungsaufsicht, or BaFin), the German Central Bank (Deutsche Bundesbank) and, in respect of minimum reserves on deposits, the European Central Bank.

        Although currently not significant to our operations, BOK, under its license, may engage not only in a number of traditional banking activities such as deposit and lending business, but also in investment banking, underwriting and securities trading transactions, both for its own account and for customers.

        German regulatory requirements applicable to BOK concern, in particular, the maintenance of adequate regulatory capital and liquidity, the monitoring of, and limitations on, large credit exposures, limitations on equity and equity-like participations in other companies,

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005
                             (Dollars in thousands)

the protection of depositors and the adoption of certain accounting standards and business practices. The German Federal Financial Supervisory Authority and the German Central Bank monitor compliance with the applicable German banking laws, rules and regulations largely upon the basis of extensive reporting requirements as well as through general and specific audits. BOK is in compliance in all material respects with the German regulatory requirements that are applicable to its business.

NOTE 6  BUSINESS SEGMENT REPORTING

        In the first quarter of 2005, we redefined our segment reporting. We have restated prior periods to conform to the new segment structure. A brief description of our segments, aligned within our two areas of focus, are as follows:

Servicing
   o Residential Servicing. Through this business we provide loan servicing, including asset management and resolution services, to third party owners of subprime residential mortgage and high loan-to-value loans for a fee. We acquire the rights to service loans and obtain such rights by purchasing them outright or by entering into sub-servicing contracts. This segment also includes our residential loan servicing system product (REALServicing(R)).
   o Commercial Servicing. This segment includes the results of both our domestic and international servicing of primarily commercial assets (loans and real estate), as well as our commercial loan servicing system product (REALSynergy(R)). International servicing is conducted through GSS.
   o Ocwen Recovery Group. This business conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired at a discount in 1999 and 2000.

Loan Processing and Origination Services
   o Residential Origination Services. This business provides various loan processing and origination services, including residential property valuation services (Ocwen Realty Advisors, or ORA), mortgage due diligence, title services, loan refinancing for Residential Servicing customers and our internet-based vendor management system (REALTrans(R)). This segment also includes the results of our subprime residual trading securities that were reported as a separate segment (Subprime Finance) prior to 2005.
   o Business Process Outsourcing. Business Process Outsourcing provides outsourcing services to third parties including mortgage underwriting, data entry, call center services and mortgage research.

Corporate Items and Other. This segment includes items of revenue and expense that are not directly related to a business, including business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses.

        Based on the relative insignificance of the assets remaining in the following non-core segments, the remaining assets of these businesses and any related income or loss arising from their resolution have been included in the Corporate Items and Other segment beginning January 1, 2005.

   o Commercial Assets. This segment comprised operations to acquire sub-performing commercial loans at a discount, as well as operations to invest in and reposition under-performing real estate assets. No assets have been acquired since 2000; since that time, this business has consisted of the repositioning, management and resolution of the remaining non-core assets.
   o Affordable Housing. Includes our investments, primarily through limited partnerships, in qualified low-income rental housing for the purpose of obtaining Federal income tax credits pursuant to Section 42 of the Internal Revenue Code of 1986, as amended. Except to complete those projects in which an investment had already been made, we ceased making investments in properties in 2000. We sold our one remaining limited partnership interest in an affordable housing property in the third quarter of 2005.

        We allocate interest income and expense to each business segment for the investment of funds raised or funding of investments made. We also make allocations of non-interest expense generated by corporate support services to each business segment.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005
                             (Dollars in thousands)

        Financial information for our segments is as follows for the dates indicated:

                                                                            Total Assets
                                                                    -----------------------------
                                                                    September 30,    December 31,
                                                                        2005            2004
                                                                    -------------   -------------
Residential Servicing ...........................................   $     747,246   $     687,233
Commercial Servicing ............................................          12,247          13,659
Ocwen Recovery Group ............................................           1,237             541
Residential Origination Services (1) ............................         204,887          49,348
Business Process Outsourcing ....................................           1,930           2,502
                                                                    -------------   -------------
                                                                          967,547         753,283
                                                                    -------------   -------------
Non-core businesses:
    Commercial Assets ...........................................              --          24,149
    Affordable Housing ..........................................              --          36,715
                                                                    -------------   -------------
                                                                               --          60,864
                                                                    -------------   -------------
Corporate Items and Other (2) ...................................         344,400         768,385
                                                                    -------------   -------------
                                                                    $   1,311,947   $   1,582,532
                                                                    =============   =============

(1) Includes loans held for resale of $163,003 and $8,437 at September 30, 2005 and December 31, 2004, respectively.

(2) Includes cash of $182,668 and $535,733 at September 30, 2005 and December 30, 2004, respectively.

                                                                       Net Interest
                                                                          Income
                                                                         (Expense)                         Pre-Tax
                                                      Non-Interest    after Provision    Non-Interest      Income
                                                         Revenue      for Loan Losses      Expense         (Loss)
                                                     --------------   ---------------   -------------   -------------
For the three months ended September 30, 2005
Residential Servicing............................    $       39,121   $        (5,808)  $      25,618   $       7,695
Commercial Servicing.............................             6,458               (85)          4,311           2,062
Ocwen Recovery Group.............................             2,830                --           3,479            (649)
Residential Origination Services.................            13,869             1,504          15,468             (95)
Business Process Outsourcing.....................             2,843               (23)          2,428             392
                                                     --------------   ---------------   -------------   -------------
                                                             65,121            (4,412)         51,304           9,405
                                                     --------------   ---------------   -------------   -------------

Corporate Items and Other........................             3,042               (46)          2,174             822
                                                     --------------   ---------------   -------------   -------------
                                                     $       68,163   $        (4,458)  $      53,478   $      10,227
                                                     ==============   ===============   =============   =============

For the three months ended September 30, 2004
Residential Servicing............................    $       30,812   $        (4,338)  $      23,853   $       2,621
Commercial Servicing.............................             3,712                (4)          3,888            (180)
Ocwen Recovery Group.............................             3,299                --           2,591             708
Residential Origination Services.................             9,549             2,898           9,796           2,651
Business Process Outsourcing.....................             2,551                (6)          1,859             686
                                                     --------------   ---------------   -------------   -------------
                                                             49,923            (1,450)         41,987           6,486
                                                     --------------   ---------------   -------------   -------------
Non-core businesses:
    Commercial Assets............................              (260)             (377)          1,208          (1,845)
    Affordable Housing...........................                --              (357)            531            (888)
                                                     --------------   ---------------   -------------   -------------
                                                               (260)             (734)          1,739          (2,733)
                                                     --------------   ---------------   -------------   -------------

Corporate Items and Other........................             3,952               125             370           3,707
                                                     --------------   ---------------   -------------   -------------
                                                     $       53,615   $        (2,059)  $      44,096   $       7,460
                                                     ==============   ===============   =============   =============

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005
                             (Dollars in thousands)

        Financial information for our segments is as follows for the dates indicated:

                                                                       Net Interest
                                                                          Income
                                                                         (Expense)                         Pre-Tax
                                                      Non-Interest    after Provision    Non-Interest      Income
                                                         Revenue      for Loan Losses      Expense         (Loss)
                                                     --------------   ---------------   -------------   -------------
For the nine months ended September 30, 2005
Residential Servicing............................    $      108,220   $       (15,121)  $      79,858   $      13,241
Commercial Servicing.............................            15,963              (137)         13,407           2,419
Ocwen Recovery Group.............................            10,019                --           9,920              99
Residential Origination Services.................            36,896             7,355          39,787           4,464
Business Process Outsourcing.....................             8,287               (74)          7,459             754
                                                     --------------   ---------------   -------------   -------------
                                                            179,385            (7,977)        150,431          20,977
                                                     --------------   ---------------   -------------   -------------

Corporate Items and Other........................             5,027              (885)          6,782          (2,640)
                                                     --------------   ---------------   -------------   -------------
                                                     $      184,412   $        (8,862)  $     157,213   $      18,337
                                                     ==============   ===============   =============   =============

For the nine months ended September 30, 2004
Residential Servicing............................    $      106,330   $       (15,001)  $      75,775   $      15,554
Commercial Servicing.............................            11,513                (7)         12,242            (736)
Ocwen Recovery Group.............................             9,958                --           6,960           2,998
Residential Origination Services.................            31,547             8,988          30,493          10,042
Business Process Outsourcing.....................             6,899               (14)          5,093           1,792
                                                     --------------   ---------------   -------------   -------------
                                                            166,247            (6,034)        130,563          29,650
                                                     --------------   ---------------   -------------   -------------
Non-core businesses:
    Commercial Assets............................            (2,302)              605           3,198          (4,895)
    Affordable Housing...........................                17            (1,210)          1,853          (3,046)
                                                     --------------   ---------------   -------------   -------------
                                                             (2,285)             (605)          5,051          (7,941)
                                                     --------------   ----------------  -------------   -------------

Corporate Items and Other........................             6,955             1,067           6,351           1,671
                                                     --------------   ---------------   -------------   -------------
                                                     $      170,917   $        (5,572)  $     141,965   $      23,380
                                                     ==============   ===============   =============   =============

NOTE 7  COMMITMENTS AND CONTINGENCIES

        Under the terms of the sales agreements entered into in connection with the sale of certain of our affordable housing properties, we have a commitment to fund cash deficits that may arise from the operations of those properties. The remaining term of these commitments ranges from two to five years. The obligation under these commitments was $4,561 and $4,813 as of September 30, 2005 and December 31, 2004, respectively. Any operating deficits we fund are supported by a promissory note to be repaid to us from future cash flows of the property. In addition, we have provided to the purchasers of certain affordable housing properties guaranties against the possible recapture of future tax credits. We have never experienced a recapture of tax credits on any of the affordable housing properties in which we invested or sold. We have not recognized these guaranties as a liability because the probability of recapture is considered remote.

        As discussed in Note 5, under the terms of the Assignment and Assumption agreement OLS has become the successor to the Bank with respect to all legal actions. Therefore, any references to the Bank in connection with the following legal matters pertain to OLS as successor.

        On April 13, 2004, the United States Judicial Panel on Multi-District Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs' mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the "MDL Proceeding"). The consolidated lawsuits in which the Bank and/or OCN are defendants involve 61 mortgage loans currently or previously serviced by the Bank. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in these lawsuits seek class action certification. No class has been certified in the MDL Proceeding or any related lawsuits. On August 23, 2004, plaintiffs in the MDL

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005
                             (Dollars in thousands)

Proceeding filed a Consolidated Complaint containing various claims under federal statutes, including the Real Estate Settlement Procedures Act and Fair Debt Collection Practices Act, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees and property inspection fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Consolidated Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave from the court to amend the Consolidated Complaint or otherwise seeking damages should the matter proceed to trial. On April 25, 2005, the court entered an Opinion and Order granting partial summary judgment to defendants finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees and other legitimate default or foreclosure related expenses. The court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs' claims challenge the propriety of the above-mentioned fees. The court has not yet ruled on any other claims presented in the MDL Proceeding. We cannot currently determine the ultimate outcome of the MDL Proceeding or the other matters described above and have not established a reserve in respect thereof. We believe the allegations in the MDL Proceeding and the other matters described above are without merit and will continue to vigorously defend against them.

        On November 3, 2004, the trial judge in litigation brought by Cartel Asset Management, Inc. ("Cartel") against OCN, the Bank and OTX in federal court in Denver, Colorado entered final judgment in the amount of $520 against OTX and nominal damages of two dollars against the Bank. No damages were entered against OCN. In the November 3, 2004 order, the judge reduced a prior jury verdict in the amount of $9,320 after trial on this matter involving allegations of misappropriation of trade secrets and contract-related claims brought by a former vendor. The litigation does not relate to our core Residential Servicing business. Notwithstanding the nominal damage award against the Bank, it was assessed a statutory award to Cartel of attorneys' fees in an additional amount of $170, and the Bank and OTX were further assessed costs in the amount of $9. Cartel and defendants are pursuing cross-appeals in the United States Court of Appeals for the Tenth Circuit. We intend to continue to vigorously defend this matter.

        On February 8, 2005, a jury in Circuit Court for Palm Beach County, Florida returned verdicts of $1,000 and $1,056 in compensatory damages in favor of two former employees of the Bank in a lawsuit against OCN and the Bank. The jury rejected plaintiffs' request for punitive damages. The plaintiffs brought claims under the Florida Civil Rights Act, the Florida Whistleblower Act and state tort law, arising out of an alleged invasion of privacy and related incidents allegedly committed by other former employees of the Bank in 1998 for which plaintiffs sought to hold the Ocwen defendants vicariously liable. We believe the verdicts, which were reduced to final judgments on May 20, 2005, are against the weight of evidence and contrary to law. On June 16, 2005, we filed a notice to take an appeal to the Florida Court of Appeals for the Fourth District and, in connection therewith, an appeal bond has been posted in the amount of $2,397 to cover the amount of the judgments plus interest that may accrue during the period of the appeal. Also pending in the trial court is plaintiffs' motion for an award of attorneys' fees in the amount of $1,100 as to which we have objected and requested a full accounting. We intend to continue to vigorously defend this matter.

        On March 9, 2005, the Bank was served with a complaint filed in Superior Court for Los Angeles County, California, by Banco Popular North America, successor by merger to Quaker City Bank ("Banco Popular"), a holder of residual interest in two mortgage loan trusts for which the Bank provides loan servicing. The case was subsequently removed upon the Bank's motion to the United States District Court for the Central District of California. In this lawsuit, Banco Popular challenged the Bank's fee charges for recoveries on charged-off loans. The complaint variously alleged breach of contract, conversion, breach of fiduciary duty and fraud, and seeks declaratory and equitable relief, along with claimed compensatory damages in excess of $3,000 and punitive damages in an unspecified amount. Following service upon the plaintiff and related parties of our counterclaim for damages, the parties entered into a definitive settlement agreement disposing of all claims in this matter. Pursuant to this settlement, the court on September 7, 2005, dismissed the case with prejudice. The settlement will not have any material effect on our financial condition, results of operations or cash flows.

        On August 5, 2005, the trial judge in County Court for Nueces County, Texas, entered an Agreed Order of Dismissal ("Dismissal Order"), dismissing with prejudice all claims brought by two investor plaintiffs whose mortgage loan on an investment property was serviced by the Bank. After a trial in February 2005, the jury returned a verdict in favor of plaintiffs for compensatory and statutory damages in the amount of $140. The jury rejected plaintiffs' request for punitive damages but awarded plaintiff attorneys' fees of $2,900. In April 2005, we filed an opposition to plaintiffs' request for entry of judgment and a motion to instead set aside or substantially reduce the attorneys' fees award as unsupported by the evidence and impermissibly excessive under the controlling legal authorities. The parties subsequently entered into a definitive settlement agreement disposing of all claims. In entering the Dismissal Order, the court ordered that the attorneys' fees award is "null and void" and is to be "disregarded and deemed stricken". The amount of the settlement was within the reserve amount established for the case.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 30, 2005
                             (Dollars in thousands)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousand, except share data)

GENERAL

        OCN is a provider of servicing and origination processing solutions to the loan industry with headquarters in West Palm Beach, Florida, offices in Orlando, Florida and Chicago, Illinois and global operations in Canada, Germany, India, Japan and Taiwan. Our five core business segments, aligned within our two areas of focus, are as follows:

        Servicing
           Residential Servicing
           Commercial Servicing
           Ocwen Recovery Group

        Loan Processing and Origination Services
           Residential Origination Services
           Business Process Outsourcing

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

        As disclosed in Note 5 to the Interim Consolidated Financial Statements, we have terminated our subsidiary Bank's status as a federal savings bank, which eliminates the restrictions imposed on the amount of mortgage servicing rights that we may obtain and, therefore, provides us more flexibility to grow our residential servicing business. As a result of debanking, we are no longer able to take deposits in the United States or benefit from federal preemption.

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

RESULTS OF OPERATIONS

        Overview. Net income for the third quarter of 2005 was $7,945, a $31,360 decline as compared to net income of $39,305 for the third quarter of 2004. Net income for the third quarter of 2004 includes an income tax benefit of $31,845 that largely resulted from a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

$36,985 partial reversal of the valuation allowance that we had established on our deferred tax asset in prior years. Net income for the third quarter of 2005 is net of an income tax provision of $2,282. Pre-tax earnings were $10,227 for the third quarter of 2005, an improvement of $2,767 or 37% over the third quarter of 2004. Combined pre-tax earnings from our core businesses increased by $2,919 in the third quarter of 2005 as compared to 2004, reflecting improvements in earnings from our Residential Servicing and Commercial Servicing segments that offset declines in earnings from Ocwen Recovery Group, Residential Origination Services and Business Process Outsourcing.

        Net income for the first nine months of 2005 was $13,240, a decline of $41,919 as compared with the same period for 2004. Net income for the first nine months of 2004 includes an income tax benefit of $31,779, while the results for the same period of 2005 are net of an income tax provision of $5,097. Pre-tax income for the first nine months of 2005 declined by $5,043 or 22% as compared to the same period of 2004. Combined pre-tax earnings from our core businesses declined $8,673 in the first nine months of 2005 as compared to 2004.

        Segment Results. The following is a discussion of income (loss) before income taxes for each of our business segments.

        Residential Servicing. We earn fees for providing loan servicing, including asset management and resolution services, to third party owners of subprime and "high loan to value" residential mortgage loans. Subprime residential mortgages comprise the vast majority of loans we service. We acquire the rights to service loans by purchasing them outright or by entering into sub-servicing contracts. In 2005, increases in short-term interest rates have had a positive impact on our earnings ("float earnings") on funds that we have received from borrowers that are held on deposit with an unaffiliated bank until remitted to investors ("float balances"). However, prepayments in our servicing portfolio remain high. Not only do prepayments result in the loss of future servicing fees, they also result in increases to the rate at which we amortize the balance of our servicing rights. Prepayments also create an obligation for us to pay compensating interest expense to investors for the full month of interest on loans that are repaid before the end of a calendar month.

Selected information

                                                                        2005           2004
                                                                    ------------   ------------
Number of loans at September 30 .................................        331,876        327,562
Unpaid principal balance at September 30 ........................   $ 36,513,699   $ 34,365,953
Average unpaid principal balance for the following periods:
    Three months ended September 30 .............................   $ 37,146,943   $ 34,347,201
    Nine months ended September 30 ..............................   $ 37,189,607   $ 35,696,362

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Pre-tax income (loss) ...........................................   $      7,695   $      2,621   $     13,241   $     15,554
Net interest income (expense) ...................................   $     (5,808)  $     (4,338)  $    (15,121)  $    (15,001)
Non-interest revenue:
    Servicing and related fees:
      Fees ......................................................   $     65,723   $     59,345   $    191,329   $    191,623
      Amortization of servicing rights ..........................        (22,975)       (22,504)       (73,020)       (71,173)
      Compensating interest expense .............................         (6,256)        (8,728)       (18,070)       (25,839)
                                                                    ------------   ------------   ------------   ------------
    Total servicing and related fees ............................         36,492         28,113        100,239         94,611
    Vendor management fees ......................................          1,782          1,978          5,622          6,205
    Other .......................................................            847            721          2,359          5,514
                                                                    ------------   ------------   ------------   ------------
Total non-interest revenue ......................................   $     39,121   $     30,812   $    108,220   $    106,330
                                                                    ============   ============   ============   ============

Non-interest expense ............................................   $     25,618   $     23,853   $     79,858   $     75,775

   o The increase in fees in the third quarter of 2005, as compared to 2004, primarily reflects increases in float earnings and other miscellaneous fees, offset in part by declines in fees related to our VA contract, late charges and prepayment penalties.
   o Float earnings amounted to $9,549 and $4,958 for the third quarter of 2005 and 2004, respectively. For the first nine months of 2005 and 2004, such earnings amounted to $22,614 and $10,721, respectively. The increase in earnings is primarily due to an increase in short-term interest rates. The yield we earned on float balances averaged 3.24% and 1.57% during the third quarter of 2005 and 2004, respectively, and 3.92% and 1.08% for the first nine months of 2005 and 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

   o Servicing fees for the third quarter of 2005 and 2004 include $2,562 and $4,466, respectively, of real estate property management fees associated with our contract with the VA. VA servicing fees for the first nine months of 2005 and 2004 were $9,923 and $14,878, respectively. The decline in fees in 2005 is primarily due to reduced transaction volumes.
   o The decline in other non-interest revenue for the first nine months of 2005 as compared to 2004 is primarily the result of $2,900 of one-time fees recognized in the second quarter of 2004 in connection with a service contract for the use of our REALServicing system.
   o Non-interest expense for the third quarter of 2005 and 2004 includes bad debt expense of $2,354 and $26, respectively. Year to date, bad debt expense amounted to $5,305 and $1,482 for the 2005 and 2004 periods, respectively. The increase in bad debt expense in the 2005 periods is primarily the result of providing for aged reimbursable expenses that may be uncollectible.

        See "Non-Interest Revenue - Servicing and Related Fees" for a detail of the principal components of servicing and related fees.

        Commercial Servicing. This segment includes the results of both our domestic and international servicing of commercial assets, as well as our commercial loan servicing system product (REALSynergy). International servicing is conducted through GSS, our joint servicing venture with Merrill Lynch. We have established servicing offices in Tokyo, Japan, Taipei, Taiwan and Toronto, Canada. We have also established consulting operations in the U. K., Germany and China. At September 30, 2005, this segment serviced a total of 9,210 loans with an aggregate unpaid principal balance of $12,913,039, of which our office in Japan serviced 8,514 loans with an unpaid principal balance of $11,266,412.

Selected information

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Pre-tax income (loss) ...........................................   $      2,062   $       (180)  $      2,419   $       (736)
Non-interest revenue:
    Servicing and related fees ..................................   $      4,898   $      2,085   $     10,673   $      6,718
    Other .......................................................          1,560          1,627          5,290          4,795
                                                                    ------------   ------------   ------------   ------------
Total non-interest revenue ......................................   $      6,458   $      3,712   $     15,963   $     11,513
                                                                    ============   ============   ============   ============
Non-interest expense ............................................   $      4,311   $      3,888   $     13,407   $     12,242

   o Both our domestic and international servicing and related fees increased in the 2005 periods as compared to 2004. Third quarter 2005 fees reflect an increase in asset and portfolio resolution fees earned in the Asia operations of GSS and in our domestic servicing operations. Further growth in the servicing portfolio will be required to earn these fees in future periods. See "Non-Interest Revenue - Servicing and Related Fees".
   o Other non-interest revenue is primarily comprised of fees for providing due diligence and underwriting services in Germany as well as fees and cost reimbursements related to our international consulting operations. See "Non-Interest Revenue - Other Income".

        Ocwen Recovery Group. This business conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired at a discount in 1999 and 2000. On collections for third party owners, we generally earn a fee based upon a percentage of the amount collected.

Selected information

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Pre-tax income (loss) ...........................................   $       (649)  $        708   $         99   $      2,998
Non-interest revenue:
    Servicing and related fees ..................................   $      2,459   $      2,785   $      8,820   $      8,416
    Other .......................................................            371            514          1,199          1,542
                                                                    ------------   ------------   ------------   ------------
Total non-interest revenue ......................................   $      2,830   $      3,299   $     10,019   $      9,958
                                                                    ============   ============   ============   ============
Non-interest expense ............................................   $      3,479   $      2,591   $      9,920   $      6,960

   o Servicing and related fees for this business represent fees earned for collection activities on behalf of third party owners of unsecured receivables. Other revenue is primarily comprised of recoveries of unsecured credit card receivables we own.
   o The increase in non-interest expense in 2005 as compared to 2004 is largely the result of an increase in staffing levels. Also, $481 of legal settlements were recorded during the third quarter of 2005 related to the settlement of contractual disputes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

        Residential Origination Services. This business provides various loan processing and origination services, including residential property valuation services, mortgage due diligence, title services, loan refinancing for Residential Servicing customers and our internet-based vendor management system (REALTrans). Beginning with our acquisition of a mortgage fulfillment center and due diligence operation in December 2004, we have continued to add resources and capacity in this business. This segment also includes the results of our subprime residual trading securities.

Selected information

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Pre-tax income (loss) ...........................................   $        (95)  $      2,651   $      4,464   $     10,042
Non-interest income (expense):
    Servicing and related fees ..................................   $      4,778   $        423   $     12,088   $        864
    Vendor management fees ......................................          9,802          9,364         27,607         29,635
    Gain (loss) on trading securities ...........................           (882)          (278)        (3,590)            47
    Other .......................................................            171             40            791          1,001
                                                                    ------------   ------------   ------------   ------------
Total non-interest revenue ......................................   $     13,869   $      9,549   $     36,896   $     31,547
                                                                    ============   ============   ============   ============
Net interest income (expense) ...................................   $      1,504   $      2,898   $      7,355   $      8,988
Non-interest expense ............................................   $     15,468   $      9,796   $     39,787   $     30,493

   o Servicing and related fees for this business are primarily comprised of mortgage due diligence fees and loan refinancing fees related to loans held for resale. We acquired a mortgage fulfillment center and due diligence operation in December 2004. Our loan refinancing program for Residential Servicing customers began earning fees in the second quarter of 2004. See "Non-Interest Revenue - Servicing and Related Fees" for a detail of the principal components of servicing and related fees.
   o Vendor management fees are primarily comprised of fees for residential property valuation services. Also includes title services and other fees earned across the business groups in this segment from vendors in our REALTrans network. See "Non-Interest Revenue - Vendor Management Fees" for a detail of the principal components of vendor management fees.
   o The losses on trading securities during the third quarter and first nine months of 2005 include unrealized losses of $(2,902) and $(5,608), respectively, on unrated subprime residual securities, primarily those backed by subprime residential loans originated in the U.K. A decline in cash flows from the U.K. securities has resulted in reduced interest income and a decline in fair value. These unrealized losses for 2005 are offset in part by a realized gain in the third quarter of 2005 of $2,019, excluding approximately $700 of consulting and other professional fees paid in connection with the transaction. See "Gain
        (Loss) on Trading Securities, Net."
   o The increase in non-interest expense in the 2005 periods is in large part due to increased staffing, technology and other operating expenses associated with the mortgage fulfillment center and due diligence operation we acquired in December 2004.
   o Non-interest expense for the third quarter of 2005 and 2004 includes $4,877 and $4,415, respectively, of fees incurred in connection with the residential property valuation services that we provided. For the first nine months of 2005 and 2004, property valuation fees incurred were $13,882 and $16,525, respectively.

        Business Process Outsourcing. Business Process Outsourcing provides outsourcing services to third parties, including mortgage underwriting, data entry, call center services and mortgage research.

Selected information

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Pre-tax income (loss) ...........................................   $        392   $        686   $        754   $      1,792
Servicing and related fees ......................................   $      2,843   $      2,551   $      8,287   $      6,899
Non-interest expense ............................................   $      2,428   $      1,859   $      7,459   $      5,093

   o The increase in non-interest expense in the 2005 periods as compared to 2004 reflects our continued investment in this business. Compensation and benefits costs are higher in 2005, reflecting an increase in staffing levels. Technology costs and sales and marketing costs are also higher in 2005.

        Corporate Items and Other. Pre-tax results for this segment include items of revenue and expense that are not directly related to a business, including business activities that are individually insignificant, interest income on short-term investments of cash and the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

related costs of financing these investments and certain other corporate expense and income items. The table below presents the more significant amounts included in each of the periods indicated.

Selected information

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Pre-tax income (loss) ...........................................   $        822   $      3,707   $     (2,640)  $      1,671
Non-interest revenue ............................................   $      3,042   $      3,952   $      5,027   $      6,955
Net interest income (expense) ...................................   $        (46)  $        125   $       (885)  $      1,067
Non-interest expense ............................................   $      2,174   $        370   $      6,782   $      6,351

   o Net interest expense includes a portion of interest on the $175,000 of 3.25% Convertible Notes that we issued in July 2004.
   o Non-interest revenue includes $948 and $2,730 of interest income recognized during the third quarter of 2005 and 2004, respectively, on federal income tax refund claims. Year to date, $1,900 and $6,476 of interest income was recognized on the refund claims for 2005 and 2004, respectively. See "Changes in Financial Condition - Receivables" for additional information regarding these claims.
   o Non-interest revenue for 2005 includes a gain of $1,882 related to the sale of a commercial real estate investment during the third quarter.
   o Non-interest revenue for 2005 also includes $897 of net gains on debt repurchases during the third quarter and a gain of $1,750 we recognized in the second quarter in connection with the assumption of our customer deposit liabilities on June 30, 2005 by Marathon National Bank.
   o Non-interest expense for 2005 includes a loss of $1,272 on the sale of our one remaining limited partnership interest in an affordable housing property during the third quarter.

        See Note 6 to the Interim Consolidated Financial Statements, for additional information related to our segments.

        Non-Interest Revenue. The following is a discussion of non-interest revenue during the three and nine month periods ended September 30, 2005 and 2004:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

        Servicing and Related Fees. Our servicing and related fees are primarily comprised of fees we earned from investors for servicing residential mortgage loans on their behalf. The following table sets forth the principal components of servicing and related fees by segment for the periods indicated:

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Residential Servicing:
    Servicing fees (1) ..........................................   $     40,309   $     41,264   $    127,959   $    132,902
    Late charges ................................................          9,083          9,653         26,833         31,200
    Earnings on custodial accounts (2) ..........................          9,549          4,958         22,614         10,721
    Prepayment and collection related fees ......................          2,071          2,926          6,514         11,738
    Other fees, net .............................................          4,711            544          7,409          5,062
                                                                    ------------   ------------   ------------   ------------
                                                                          65,723         59,345        191,329        191,623
    Amortization of servicing rights ............................        (22,975)       (22,504)       (73,020)       (71,173)
    Compensating interest expense (3) ...........................         (6,256)        (8,728)       (18,070)       (25,839)
                                                                    ------------   ------------   ------------   ------------
                                                                          36,492         28,113        100,239         94,611
                                                                    ------------   ------------   ------------   ------------
Residential Origination Services:
    Mortgage due diligence fees (4) .............................          2,420             --          6,409             --
    Loan refinancing fees (4) ...................................          2,030            422          4,566            860
    Other .......................................................            328              1          1,113              4
                                                                    ------------   ------------   ------------   ------------
                                                                           4,778            423         12,088            864
                                                                    ------------   ------------   ------------   ------------
Commercial Servicing:
    International servicing fees ................................          2,885          1,408          6,557          4,065
    Domestic servicing fees .....................................          2,014            677          4,116          2,653
                                                                    ------------   ------------   ------------   ------------
                                                                           4,899          2,085         10,673          6,718
                                                                    ------------   ------------   ------------   ------------
Business Process Outsourcing ....................................          2,843          2,551          8,287          6,899
Ocwen Recovery Group ............................................          2,459          2,785          8,820          8,416
Corporate Items and Other .......................................           (585)          (190)          (674)          (959)
                                                                    ------------   ------------   ------------   ------------
                                                                    $     50,886   $     35,767   $    139,433   $    116,549
                                                                    ============   ============   ============   ============

(1) The decline in residential loan servicing fees in 2005 as compared to 2004 primarily reflects a decline in fees associated with our contract with the V.A. See "Segment Results - Residential Servicing".

(2) Earnings on float balances during the holding period between collection of borrower payments and remittance to investors. These custodial accounts are held at an unaffiliated bank and are excluded from our balance sheet. The average balances held in these custodial accounts were approximately $1,176,400 and $1,259,700 for the third quarter of 2005 and 2004, respectively. Year to date, the balances in these accounts averaged approximately $1,153,100 and $1,322,200 for 2005 and 2004, respectively. The increase in earnings during the third quarter of 2005 and the first nine months of 2005 as compared to the same periods in 2004 is primarily due to an increase in short-term interest rates. See "Segment Results - Residential Servicing". The underlying servicing agreements restrict the investment of float balances to certain types of instruments. We are responsible for any losses incurred on the investment of these funds, although to date, we have not incurred any such losses.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

        The following table sets forth information regarding loans and real estate we serviced at the dates indicated.

                                            Loans (1) (2) (3)                Real Estate (4)                      Total
                                      -----------------------------   -----------------------------   ----------------------------
                                          Amount          Count           Amount          Count           Amount         Count
                                      -------------   -------------   -------------   -------------   -------------   ------------
Residential Servicing
September 30, 2005:
    Performing.....................   $  30,742,262         263,960   $          --              --   $  30,742,262        263,960
    Non-performing.................       4,640,753          54,123       1,130,684          13,793       5,771,437         67,916
                                      -------------   -------------   -------------   -------------   -------------   ------------
                                      $  35,383,015         318,083   $   1,130,684          13,793   $  36,513,699        331,876
                                      =============   =============   =============   =============   =============   ============
December 31, 2004:
    Performing.....................   $  29,227,341         253,617   $          --              --   $  29,227,341        253,617
    Non-performing.................       3,971,439          48,711       1,325,711          17,857       5,297,150         66,568
                                      -------------   -------------   -------------   -------------   -------------   ------------
                                      $  33,198,780         302,328   $   1,325,711          17,857   $  34,524,491        320,185
                                      =============   =============   =============   =============   =============   ============
Commercial Servicing (5)
September 30, 2005:
    Performing.....................   $   1,701,455             324   $          --              --   $   1,701,455            324
    Non-performing (5).............      11,129,948           8,807          81,636              79      11,211,584          8,886
                                      -------------   -------------   -------------   -------------   -------------   ------------
                                      $  12,831,403           9,131   $      81,636              79   $  12,913,039          9,210
                                      =============   =============   =============   =============   =============   ============
December 31, 2004:
    Performing.....................   $     847,811             365   $          --              --   $     847,811            365
    Non-performing (5).............      12,537,631           9,398         121,210              35      12,658,841          9,433
                                      -------------   -------------   -------------   -------------   -------------   ------------
                                      $  13,385,442           9,763   $     121,210              35   $  13,506,652          9,798
                                      =============   =============   =============   =============   =============   ============

(1) At September 30, 2005 we serviced 268,469 subprime loans with a total unpaid principal balance of $31,199,651, as compared to 238,105 subprime loans with an unpaid principal balance of $28,374,493 at December 31, 2004. Subprime loans represent residential loans we service that were made by others to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac ("nonconforming loans").

(2) Non-performing loans have been delinquent for 90 days or more. Performing loans are current or have been delinquent for less than 90 days.

(3) Under sub-servicing contracts we serviced approximately 85,272 residential loans with an unpaid principal balance of $9,074,088. This compares to approximately 58,776 residential loans with an unpaid principal balance of $7,063,232 serviced under sub-servicing contracts at December 31, 2004.

(4) Includes $650,511 and $839,654 of foreclosed residential properties serviced for the VA at September 30, 2005 and December 31, 2004, respectively.

(5) At September 30, 2005, our international offices, primarily Japan, serviced a total of 8,798 loans with an unpaid principal balance of $12,332,121. This compares to 9,267 loans with an unpaid principal balance of $12,826,411 at December 31, 2004. Non-performing loans serviced by the Commercial Servicing segment include unsecured charged-off loans and deficiency loans.

        Vendor Management Fees. Vendor management fees are primarily comprised of property valuation fees earned by the Residential Origination Services segment. The following table sets forth the principal components of vendor management fees by segment for the periods indicated:

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Residential Servicing (1) .......................................   $      1,782   $      1,978   $      5,622   $      6,205
Residential Origination Services (2) ............................          9,802          9,364         27,607         29,635
Corporate Items and Other .......................................             16             --             35             (8)
                                                                    ------------   ------------   ------------   ------------
                                                                    $     11,600   $     11,342   $     33,264   $     35,832
                                                                    ============   ============   ============   ============

(1) Includes $1,012 and $1,061 of fees earned from vendors in the REALTrans network during the third quarter of 2005 and 2004, respectively. These fees amounted to $3,119 and $3,633 during the year to date periods of 2005 and 2004, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

(2) Includes residential property valuation fees of $7,385 and $7,042 earned during the third quarter of 2005 and 2004, respectively. For the year to date periods, property valuation fees of $21,687 and $23,639 were earned during 2005 and 2004, respectively. Also includes title service and other fees earned from vendors in the REALTrans network of $2,417 and $2,322 during the third quarter of 2005 and 2004, respectively. For the year to date periods, such fees amounted to $5,920 and $5,996 during 2005 and 2004, respectively.

        Gain (Loss) on Trading Securities, Net. The following table sets forth unrealized and realized gains (losses) on trading securities for the periods indicated:

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Unrealized gains (losses):
    Residential Origination Services (1) ........................   $     (2,902)  $       (278)  $     (5,608)  $        (10)
    Commercial Assets (2) .......................................             --           (418)            --            948
    Corporate Items and Other ...................................            140             52            176            221
                                                                    ------------   ------------   ------------   ------------
                                                                          (2,762)          (644)        (5,432)         1,159
                                                                    ------------   ------------   ------------   ------------
Realized gains (losses):
    Residential Origination Services (3) ........................          2,019             --          2,019             57
    Corporate Items and Other ...................................             --            473              4            472
                                                                    ------------   ------------   ------------   ------------
                                                                           2,019            473          2,023            529
                                                                    ------------   ------------   ------------   ------------
                                                                    $       (743)  $       (171)  $     (3,409)  $      1,688
                                                                    ============   ============   ============   ============

(1) The unrealized losses in 2005 primarily represent unrealized losses on unrated residual securities backed by subprime residential loans originated in the U. K. A decline in expected cash flows from these securities has resulted in a decline in fair value.

(2) Represents unrealized gains (losses) on a commercial unrated subordinate security. See "Changes in Financial Condition - Trading Securities."

(3) On June 30, 2005, we purchased $11,766 of unrated residual securities related to loans for which we were already the master servicer for the securitizations. As the master servicer, we had the clean-up call rights to collapse the related trusts once the balance of the underlying loans outstanding reached the optional termination amount of 10% of the original amount of loans in the securitization. In September 2005, we exercised our call rights and purchased the remaining loans from the trusts. As a result, the over collateralization was remitted to us, and we realized a gain of $8,495 on the residual securities that we had purchased. We purchased the loans, which were classified as loans held for resale at September 30, 2005, with the intention of securitizing or selling them. A portion of the loans that we acquired were nonperforming, and we recorded a provision of $6,476 to reduce these nonperforming loans to their market value, yielding a net gain of $2,019. See "Changes in Financial Condition - Loans Held for Resale" for additional information regarding the purchased loans.

        Valuation Gains (Losses) on Real Estate. We regularly assess the value of our remaining real estate assets and provide valuation allowances or record impairment charges as appropriate. The $(3,990) of losses in the first nine months of 2004 consist primarily of impairment charges and provisions for losses in fair value on three commercial assets, two of which were subsequently sold. See "Changes in Financial Condition - Real Estate."

        Gain (Loss) on Sales of Real Estate. The gains in the 2005 periods are primarily due to a gain of $1,882 earned during the third quarter that resulted from the sale of assets by one of our commercial real estate partnerships. See "Changes in Financial Condition - Real Estate."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

        Other Income. The following table sets forth the principal components of other income by segment for the periods indicated:

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Consulting fees (1) .............................................   $        488   $         76   $      2,130   $         76
Technology and related revenue (2) ..............................          1,087          1,030          3,043          6,116
Interest on federal tax refund claims (3) .......................            948          2,730          1,900          6,476
Collections of credit card receivables (4) ......................            248            492            960          1,457
Gain on sale on deposits (5) ....................................             --             --          1,750             --
Other ...........................................................          1,173          1,759          3,064          5,845
                                                                    ------------   ------------   ------------   ------------
                                                                    $      3,944   $      6,087   $     12,847   $     19,970
                                                                    ============   ============   ============   ============

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

(3) Interest income on federal tax refund claims due from the Internal Revenue Service ("IRS"). Our policy is to recognize interest income on income tax receivable balances upon receipt of a written finding from the IRS agent that validates our claim. During the third quarter of 2005, we collected $65,317 in connection with these federal tax refund claims, including $8,772 of interest. See "Changes in Financial Condition - Receivables".

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

        Net Interest Income (Expense). Net interest income (expense) is the difference between the interest income earned from our interest-earning assets and the interest expense incurred on our interest-bearing liabilities. Our net interest income has been negative (i.e., net interest expense) since 2001 because the operations of our core businesses require a significant investment in non-interest earning assets, primarily advances on loans serviced for others and mortgage servicing rights, that are funded by interest-bearing liabilities. In addition to interest income reported in this caption, we also earn interest on the custodial accounts we hold in connection with our Residential Servicing business. These amounts are reported as a component of servicing fees and are not included in the following information. The following table presents the components of net interest income (expense) for each category of our interest-earning assets and interest-bearing liabilities for the periods indicated:

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Interest income:
    Interest earning cash and short-term cash investments .......   $        344   $      1,047   $      1,902   $      2,129
    Trading securities (1) ......................................          3,263          3,448         14,482         11,000
    Match funded loans ..........................................            214            272            354          1,035
    Loans .......................................................             43            221            222          1,391
                                                                    ------------   ------------   ------------   ------------
     Total interest income ......................................          3,864          4,988         16,960         15,555
                                                                    ------------   ------------   ------------   ------------
Interest expense:
    Match funded liabilities (2) ................................          4,460          1,143         10,935          3,239
                                                                    ------------   ------------   ------------   ------------
    Lines of credit and other secured borrowings ................            452            149          1,613          2,177
                                                                    ------------   ------------   ------------   ------------
    Debt securities
      3.25% Convertible Notes (3) ...............................          1,726          1,196          5,258          1,196
      10.875% Capital Securities ................................          1,512          1,529          4,570          4,588
                                                                    ------------   ------------   ------------   ------------
                                                                           3,238          2,725          9,828          5,784
                                                                    ------------   ------------   ------------   ------------
    Deposits ....................................................            190          3,124          3,476         10,840
                                                                    ------------   ------------   ------------   ------------
     Total interest expense .....................................          8,340          7,141         25,852         22,040
                                                                    ------------   ------------   ------------   ------------
       Net interest income (expense) before provision for loan
        losses ..................................................   $     (4,476)  $     (2,153)  $     (8,892)  $     (6,485)
                                                                    ============   ============   ============   ============

(1) Consists primarily of interest income on subordinate and residual securities. See "Changes in Financial Condition - Trading Securities."

(2) The increase in interest expense on match funded liabilities in the 2005 periods is primarily due to an increase in the outstanding balance of match funded liabilities as a result of a servicing advance securitization that we executed in November 2004. See "Changes in Financial Condition - Match Funded Liabilities".

(3) In July 2004, we issued $175,000 of 3.25% Contingent Convertible Senior Unsecured Notes that are due in 2024. See "Changes in Financial Condition - Debt Securities".

        Non-Interest Expense. The following is a discussion of non-interest expense during the three and nine month periods ended September 30, 2005 and 2004:

        Compensation and Employee Benefits. The following table presents the principal components of compensation and benefits we incurred for the periods indicated:

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Salaries, bonuses and commissions (1) ...........................   $     20,559   $     18,690   $     62,466   $     55,162
Other (2) .......................................................          3,164          2,610          9,983          9,067
                                                                    ------------   ------------   ------------   ------------
                                                                    $     23,723   $     21,300   $     72,449   $     64,229
                                                                    ============   ============   ============   ============

(1) Salaries include fees paid for the services of temporary employees. Bonus expense includes compensation related to employee incentive awards of restricted stock and stock options.

(2) Other consists primarily of payroll taxes, insurance, recruiting expenses, matching contributions to our 401(K) plan, payments to independent contractors and other benefits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

        The increase in compensation and benefits in the 2005 periods as compared to the same periods of 2004 is primarily due to increases in salaries. The increase in salaries has occurred primarily because of an increase in the average number of our full-time employees in our India offices. The following table indicates average employment for the periods indicated:

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
India ...........................................................          2,402          1,822          2,249          1,642
United States and Other .........................................          1,011          1,097          1,034          1,066
                                                                    ------------   ------------   ------------   ------------
   Total ........................................................          3,413          2,919          3,283          2,708
                                                                    ============   ============   ============   ============

        Occupancy and Equipment. The following table presents the principal components of occupancy and equipment costs for the periods indicated:

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Postage and mailing .............................................   $      1,491   $      1,491   $      4,254   $      4,332
Rent ............................................................          1,013            691          2,851          2,079
Depreciation ....................................................            501            649          1,832          2,017
Other ...........................................................          1,512          1,150          4,393          3,571
                                                                    ------------   ------------   ------------   ------------
                                                                    $      4,517   $      3,981   $     13,330   $     11,999
                                                                    ============   ============   ============   ============

        Technology and Communication Costs. The following table presents the principal components of technology and communication costs for the periods indicated:

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Depreciation:
    Hardware ....................................................   $      1,505   $      1,469   $      4,633   $      4,564
    Software ....................................................            799            716          2,504          2,150
    Other .......................................................            195            215            566            504
                                                                    ------------   ------------   ------------   ------------
                                                                           2,499          2,400          7,703          7,218
                                                                    ------------   ------------   ------------   ------------
Telecommunications ..............................................          2,088          1,725          5,585          5,013
Document imaging ................................................            241            251          1,723          1,144
Maintenance and other ...........................................          2,761          1,814          7,839          6,101
                                                                    ------------   ------------   ------------   ------------
                                                                    $      7,589   $      6,190   $     22,850   $     19,476
                                                                    ============   ============   ============   ============

        Loan Expenses. Loan expenses for the third quarter of 2005 and 2004 included $4,877 and $4,415, respectively, of fees incurred in connection with property valuation services we provided through the Residential Origination Services segment. Year to date, such property valuation fees amounted to $13,882 and $16,525 for 2005 and 2004, respectively. The decline in appraisal fees in 2005 primarily relates to the initial boarding of the VA portfolio of properties in 2004 and reduced transaction volumes in 2005. Loan expenses also include other miscellaneous expenses incurred in connection with the refinancing and servicing of loans for others.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

        Professional Services and Regulatory Fees. The following table presents the principal components of professional services and regulatory fees for the periods indicated:

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Legal fees and settlements (1) ..................................   $      1,120   $      2,130   $      6,209   $     11,136
Consulting fees (non-technology) ................................          1,376            547          2,947          1,805
Audit and accounting fees (2) ...................................          1,108            610          2,863          1,742
Insurance .......................................................            555            470          1,432          1,430
Other ...........................................................            427            451          1,512          1,913
                                                                    ------------   ------------   ------------   ------------
                                                                    $      4,586   $      4,208   $     14,963   $     18,026
                                                                    ============   ============   ============   ============

(1) Legal fees and settlements for 2004 include $5,178 recorded during the first six months of the year to establish a reserve for multiple breach fees that we had ceased to collect directly from borrowers from early in 2004 through August 31, 2005. In the third quarter of 2005, legal fees and settlements were reduced by approximately $2,600, as a result of our reversing all but $300 of the remaining balance of the reserve. See "Changes in Financial Condition - Advances on Loans and Loans Serviced for Others."

(2) The increase in audit and accounting fees in the 2005 periods is primarily due to additional fees incurred in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

        Loss (Gain) on Investments in Affordable Housing Properties. The loss in the 2005 periods is primarily the result of a $1,272 loss that we incurred during the third quarter on the sale of our one remaining limited partnership interest in an affordable housing property.

        Other Operating Expenses. The following table presents the principal components of other operating expenses for the periods indicated:

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Bad debt expense (1) ............................................   $      2,937   $        850   $      5,969   $      2,619
Travel, lodging, meals and entertainment ........................            918            815          3,109          2,430
Amortization of deferred costs ..................................            102            325            422            749
Deposit related expense .........................................            138            224            575            548
Other ...........................................................            900            439          3,158          1,495
                                                                    ------------   ------------   ------------   ------------
                                                                    $      4,995   $      2,653   $     13,233   $      7,841
                                                                    ============   ============   ============   ============

(1) Bad debt expense primarily represents provisions for estimated uncollectible servicing advances and other receivables related to our Residential Servicing segment.

        Income Tax Expense (Benefit). The following table provides details of our income tax expense for the periods indicated:

                                                                            Three Months                  Nine Months
                                                                    ---------------------------   ---------------------------
For the periods ended September 30,                                     2005           2004           2005           2004
-----------------------------------------------------------------   ------------   ------------   ------------   ------------
Income tax expense (benefit) on income (loss) before taxes ......   $      2,282   $        930   $      3,973   $      5,206
Provision for (reversal of) valuation allowance on deferred
 tax asset (1)(2) ...............................................             --        (32,775)          (843)       (36,985)
Provision for recapture of base year bad debt reserves (2) ......             --             --          1,967             --
                                                                    ------------   ------------   ------------   ------------
Total income tax expense (benefit) ..............................   $      2,282   $    (31,845)  $      5,097   $    (31,779)
                                                                    ============   ============   ============   ============

(1) The net reduction in the valuation allowance that was recorded in the third quarter of 2004 includes a $36,985 reversal that was the result of refund claims of $56,526 that had been filed with the IRS. These refund claims arose because of changes in the tax law that allowed us to carry back net operating losses from 2001 and 2002 to taxes paid in earlier years. See "Changes in Financial Condition - Receivables" for additional information regarding our refund claims and related income taxes receivable.

(2) In the second quarter of 2005, we recorded a one-time provision, net of a related reversal of the valuation allowance on the deferred tax asset, to recognize a deferred tax liability arising from the recapture of bad debt reserves in connection with our termination of the Bank's status as a federal savings bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

        We maintain a valuation allowance in an amount sufficient to reduce our deferred tax asset to the amount that is more likely than not to be realized. The valuation allowance amounted to $165,084 and $165,927 at September 30, 2005 and December 31, 2004, respectively. The amount of the valuation allowance was based on consideration of all available evidence, both positive and negative, including our recent earnings history, current tax position and estimates of future taxable income. The tax character (ordinary versus capital) and the carry forward and carry back periods of certain tax attributes (e.g., capital losses and tax credits) were also considered. We assess the amount of the valuation allowance each quarter and in light of our positive recent earnings history, reversal of all or a portion of the valuation allowance may be appropriate in the future.

        Income tax expense (benefit) on income (loss) before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% because of the effect of foreign taxes, non-economic tax residual payments, changes in the valuation allowance and low-income housing tax credits. Income tax expense for the first nine months of 2005 and 2004 reflects tax credits of $1,100 and $3,507, respectively. Although we have substantial unused tax credits available to reduce the liability arising from income taxes on our current year income, tax credits can be used to reduce income tax expense only to the corporate alternative minimum tax rate of 20% of taxable income.

CHANGES IN FINANCIAL CONDITION

        Trading Securities. The following table sets forth the fair value of our trading securities at the dates indicated:

                                                                    September 30,    December 31,
                                                                        2005            2004
                                                                    -------------   -------------
Investment grade (1):
    U.S. Treasury ...............................................  $           --   $       1,594
    Collateralized mortgage obligations (AAA-rated) .............              --          81,466
    Commercial paper ............................................          39,987              --
    Bonds and debentures (2) ....................................           1,730           3,155
                                                                    -------------   -------------
                                                                    $      41,717   $      86,215
                                                                    =============   =============
Subordinates and residuals (3):
    Single family residential
      BB-rated subordinates .....................................   $         231   $         256
      B-rated subordinates ......................................             356             435
      Unrated subordinates ......................................             183             217
      Unrated residuals .........................................          26,641          35,277
                                                                    -------------   -------------
                                                                           27,411          36,185
    Commercial unrated subordinates .............................           2,667           3,342
                                                                    -------------   -------------
                                                                    $      30,078   $      39,527
                                                                    =============   =============

(1) Investment grade securities declined by $44,498 during the first nine months of 2005 primarily due to maturities, sales and principal repayments on CMOs, offset in part by the purchase of commercial paper. Prior to debanking we invested in CMOs as needed to meet the Qualified Thrift Lender requirements of the Bank.

(2) These securities were acquired in connection with our acquisition of BOK on September 30, 2004.

(3) During the first nine months of 2005, our subordinate and residual trading securities declined by $9,449. This decline was primarily due to a decline in fair value of our unrated subprime residual securities.

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

        The following table presents information regarding our subordinate and residual trading securities summarized by classification and rating at September 30, 2005:

                                                                   ANTICIPATED   ANTICIPATED             ANTICIPATED
                                                                     YIELD TO     YIELD TO                WEIGHTED
                                                         PERCENT   MATURITY AT   MATURITY AT               AVERAGE
                                                          OWNED      PURCHASE     9/30/2005               REMAINING
              RATING/DESCRIPTION (1)                    BY OCWEN     (2) (3)       (2) (4)     COUPON   LIFE (2) (5)
-----------------------------------------------------   --------   -----------   -----------   ------   ------------
Single family residential:
    BB-rated subordinates............................     100.00%        19.23%        12.75%    6.75%          3.02
    B-rated subordinates.............................     100.00%        12.79%        10.91%    6.10%          0.97
    Unrated subordinates.............................     100.00%        13.45%        43.64%    6.56%          1.25
    Unrated residuals................................     100.00%        17.30%        12.97%     N/A           4.04

Commercial:
    Unrated subordinates.............................      25.00%        15.84%         7.47%     N/A           3.27

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

(4) Represents the effective yield based on the purchase price, actual cash flows received from inception until the respective date, and the then current estimate of future cash flows under the assumptions at the respective date. Changes in the September 30, 2005 anticipated yield to maturity from that originally anticipated are due to differences between estimated and actual cash flows. Each quarter we update the assumptions used to estimate future cash flows based on the actual results to date. The primary assumptions include prepayment speeds, loss rates and the discount rate.

(5) Represents the weighted average life in years based on the September 30, 2005 amortized cost.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

        The mortgages that underlie our trading subordinate and residual securities, which totaled $169,046 at September 30, 2005, are secured by properties located in forty-nine states and the United Kingdom. The largest aggregate value of mortgages in any one state or foreign country is $38,675 in the United Kingdom.

        Loans Held for Resale. Loans held for resale represent single-family residential loans originated or acquired by our Residential Origination Services segment and amounted to $163,003 at September 30, 2005, a $154,566 increase over the $8,437 balance at December 31, 2004. These loans are carried at the lower of cost or market value and were comprised of three components at September 30, 2005.

        First, loans with a carrying value of $75,377, net of a market valuation reserve of $6,476, were acquired in September 2005 in connection with the termination of securitization trusts in which we were the servicer and holder of residual securities. These loans included $16,888 of non-performing loans at the time of acquisition. At September 30, 2005, we were actively negotiating the sale or securitization of all of the loans. In October 2005, we completed a securitization involving $59,756 of these loans. See "Results of Operations - Non-Interest Revenue - Gain (Loss) on Trading Securities, Net."

        Second, $71,267 of loans were originated in connection with our new origination services business. At September 30, 2005 we had commitments to sell all of these loans. We sold $62,643 of these loans in October 2005.

        Third, a balance of $16,359 represented loans that were originated in response to requests from Residential Servicing customers to refinance their mortgage. A balance of $8,437 of such loans was outstanding at December 31, 2004, all of which were sold in January 2005. Only loans with sales commitments prior to closing are originated under this program. Of the loans outstanding at September 30, 2005, $15,739 were sold in October 2005.

        Match Funded Assets. Match funded assets are comprised of the following at the dates indicated:

                                                                    September 30,    December 31,
                                                                        2005            2004
                                                                    -------------   -------------
Match funded advances on loans serviced for others:
    Principal and interest ......................................   $     124,938   $     107,102
    Taxes and insurance .........................................         117,550         107,710
    Other .......................................................          73,206          61,814
                                                                    -------------   -------------
                                                                          315,694         276,626
Commercial loans ................................................           1,986           4,134
                                                                    -------------   -------------
                                                                    $     317,680   $     280,760
                                                                    =============   =============

        Match funded advances on loans serviced for others resulted from the transfers of certain residential loan servicing related advances to qualified special purpose entities ("SPE") in exchange for cash. These advances are owned by the SPEs and are, therefore, not available to satisfy claims of our general creditors. These transfers did not qualify as sales under generally accepted accounting principles because we retained effective control of the advances. Accordingly, we report the amount of proceeds we received as secured borrowings with pledges of collateral (match funded liabilities). See "Match Funded Liabilities".

        Commercial match funded loans held by our GSS subsidiary in Japan resulted from the transfer, on a non-recourse basis, of an undivided 100% participation interest in certain real estate loans to a Japanese subsidiary of Merrill Lynch in exchange for cash. The transfer did not qualify as a sale under generally accepted accounting principles, as we did not meet all of the conditions for surrender of control over the transferred loans. Accordingly, we report the amount of proceeds we received from the transfer as a secured borrowing with pledge of collateral (match funded liabilities). See "Match Funded Liabilities".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

        Advances on Loans and Loans Serviced for Others. Advances related to our loan portfolios and loans we serviced for others consisted of the following at the dates indicated:

                                                                    September 30,    December 31,
                                                                        2005            2004
                                                                    -------------   -------------
Loans serviced for others:
    Principal and interest ......................................   $      90,092   $      51,782
    Taxes and insurance .........................................         100,715          94,926
    Other .......................................................          94,782          93,375
                                                                    -------------   -------------
                                                                          285,589         240,083
Loans ...........................................................             314             347
                                                                    -------------   -------------
                                                                    $     285,903   $     240,430
                                                                    =============   =============

        During any period in which the borrower is not making payments, we are required under certain servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We generally recover such advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record a charge to the extent that we estimate that advances are uncollectible, taking into consideration the age and nature of the advance and our historical loss experience, among other factors. Advances on loans serviced for others are net of reserves of $639 and $5,212 as of September 30, 2005 and December 31, 2004, respectively. The reserve balance at December 31, 2004 included $4,115 related to the remaining balance of forbearance plan fees and multiple breach fees that we were not collecting directly from borrowers at that time. As of September 30, 2005, this allowance had been reduced to $300, including the reversal of approximately $2,600 of reserve in the third quarter of 2005.

        Mortgage Servicing Rights. The unamortized balance of our mortgage servicing rights is primarily related to residential assets. Our investment decreased by $16,312 during the nine months ended September 30, 2005 as amortization exceeded purchases. The rate of amortization reflects high rates of actual and projected prepayments on subprime residential mortgage loans due to low interest rates. Purchases for the nine months ended September 30, 2005 reflects the more cautious acquisition strategy that we adopted given the uncertainty of prepayment speeds in the current environment. See "Results of Operations - Segment Results - Residential Servicing". The following table sets forth the activity in our mortgage servicing rights during the first nine months of 2005:

Balance at December 31, 2004 ............................    $      131,409
Purchases ...............................................            56,708
Amortization ............................................           (73,020)
                                                             --------------
Balance at September 30, 2005 ...........................    $      115,097
                                                             ==============

        At September 30, 2005, we serviced loans under approximately 424 servicing agreements for 22 investors. Purchases during the nine months ended September 30, 2005 were all for residential assets.

        Receivables. Receivables consisted of the following at the dates indicated:

                                                                    September 30,    December 31,
                                                                        2005            2004
                                                                    -------------   -------------
Residential Servicing (1) .......................................   $       9,884   $      24,012
Residential Origination Services ................................          12,419           3,455
Commercial Servicing ............................................           2,460           2,736
Business Process Outsourcing ....................................           1,915           1,532
Ocwen Recovery Group ............................................           1,092             341
Commercial Assets (2) ...........................................              --             192
Affordable Housing (2) ..........................................              --          18,308
Corporate Items and Other (3)(4) ................................          25,369          76,143
                                                                    -------------   -------------
                                                                    $      53,139   $     126,719
                                                                    =============   =============

(1) Balances include $2,342 and $12,801 at September 30, 2005 and December 31, 2004, respectively, of receivables representing fees earned from the servicing of loans and real estate. The remaining balance consists principally of reimbursable expenses due from loan servicing investors. The total balance of receivables for this segment is net of reserves of $7,285 and $3,395 at September 30, 2005 and December 31, 2004,
        respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

(2) Based on the relative insignificance of the non-core assets remaining in these segments, the remaining assets have been included in the Corporate Items and Other segment beginning January 1, 2005. The Affordable Housing balance primarily represents payments to be received in future years (through June 2014) from the sale of investments in affordable housing properties. The December 31, 2004 balance of $18,308 is net of discount and reserves of $2,346 and $5,596, respectively.

(3) Balances include $1,967 and $68,463 of income taxes receivable at September 30, 2005 and December 31, 2004, respectively. As of December 31, 2004, income taxes receivable includes $63,398 of federal tax refund claims, including $6,872 of accrued interest on the claims. In September 2005, we collected the federal income tax refund claims, which totaled $65,317, including $8,772 of interest.

(4) Balance at September 30, 2005 includes the Affordable Housing assets that were transferred to this segment effective January 1, 2005, as noted in (2) above. Those long-term receivables amounted to $13,359, net of an unaccreted discount of $1,701 and a reserve for doubtful accounts of $5,924. Also includes $5,248 and $3,384, at September 30, 2005 and December 31, 2004, respectively, of receivables related to BOK.

        Real Estate. Our investment in real estate declined from $18,732 at December 31, 2004 to $4,779 at September 30, 2005. Our investment in real estate at September 30, 2005 consists primarily of interests in two limited partnerships operating as multi-family real estate ventures with a net carrying value of $3,693. The $13,953 decline in real estate during the first nine months of 2005 is primarily the result of two transactions. First, during the first quarter we sold our consolidated subsidiary that owned a retail shopping center located in Halifax, Nova Scotia. This property had a net carrying value of $8,827 at December 31, 2004. Second, during the third quarter the majority of the real estate assets owned by one of the partnerships were sold and our share of the cash proceeds resulted in a gain of $1,882. The remaining real estate assets of this partnership were sold in October 2005, and our share of the proceeds resulted in a gain of approximately $600.

        Other Assets. Other assets consisted of the following at the dates indicated:

                                                                    September 30,    December 31,
                                                                        2005            2004
                                                                    -------------   -------------
Deferred tax assets, net (1) ....................................   $      18,301   $      17,684
Deferred debt related costs, net ................................          10,219          11,216
Interest earning collateral deposits (2) ........................          15,071           8,905
Interest earning debt service accounts (3) ......................          16,696           5,851
Affordable housing properties (4) ...............................              --           5,641
Goodwill, net(5) ................................................           5,806           5,312
Prepaid expenses ................................................           2,958           4,067
Mutual fund and stocks (6) ......................................              24           2,886
Capitalized software development costs, net .....................             265           1,148
Other ...........................................................           2,471           3,470
                                                                    -------------   -------------
                                                                    $      71,811   $      66,180
                                                                    =============   =============

(1) Deferred tax assets are net of valuation allowances totaling $165,083 and $165,926 at September 30, 2005 and December 31, 2004, respectively. See "Results of Operations - Income Tax Expense (Benefit)".

(2) The balance at September 30, 2005 and December 31, 2004 includes $8,864 and $8,905, respectively, of deposits that were required in order to obtain surety bonds for affordable housing properties that we sold before the end of the fifteen-year tax credit amortization period and on which we have previously claimed tax credits on our income tax returns. The surety bond is necessary in order to avoid the recapture of those tax credits previously claimed. The balance at September 30, 2005 also includes a $5,000 cash collateral account required under a guaranty we entered into in connection with debanking. See Note 5 to the Interim Consolidated Financial Statements.

(3) The balances at September 30, 2005 and December 31, 2004 include amounts set aside from the proceeds of one of our match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. The balance at September 30, 2005 also includes collections on match funded advances related to our other advance facility that were forwarded to the trustee prior to the scheduled payment application date.

(4) We sold our one remaining limited partnership interest in an affordable housing property during the third quarter of 2005 for a loss of $1,272.

(5) The increase in goodwill in 2005 is the result of our purchase from an unaffiliated third party of their 10% minority interest in a Japanese subsidiary of GSS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

(6) The balance at December 31, 2004 primarily represented an investment by the Bank in a mutual fund that invested in assets that met the requirements of the Community Reinvestment Act. This investment was sold during the second quarter of 2005 in connection with debanking.

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

                                                                                               Balance Outstanding
                                                                            Available     ------------------------------
                                                                            Borrowing      September 30,    December 31,
Collateral                                         Interest Rate            Capacity           2005            2004
-----------------------------------------   ---------------------------   -------------   --------------   -------------
Advances on loans serviced for others (1)   See (1) below                 $      96,252   $      178,748   $     149,342
Advances on loans serviced for others (2)   LIBOR plus 175 basis points          90,258          109,742          90,851
Commercial loans (3)                                                                 --            1,986           4,134
                                                                          -------------   --------------   -------------
                                                                          $     186,510   $      290,476   $     244,327
                                                                          =============   ==============   =============

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

        Servicer Liabilities. Servicer Liabilities represent amounts we have collected, primarily from Residential Servicing borrowers, that will either be deposited in collection accounts held at an unaffiliated bank and excluded from our balance sheet, paid directly to an investment trust, or refunded to borrowers. Reclassifications have been made to the prior periods to conform to this presentation. The following table sets forth the principal components of servicer liabilities at the dates indicated:

                                                                    September 30,    December 31,
                                                                        2005            2004
                                                                    -------------   -------------
Borrower payments due to collection accounts ....................   $     231,905   $     255,040
Escrow payments due to collection accounts ......................           4,458           3,786
Partial payments and other unapplied balances ...................          48,986          32,439
                                                                    -------------   -------------
                                                                    $     285,349   $     291,265
                                                                    =============   =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

        Lines of Credit and Other Secured Borrowings. We have obtained secured borrowings from unaffiliated financial institutions as follows:

                                                                                        Balance Outstanding
                                                                     Available     -----------------------------
                                                                     Borrowing     September 30,    December 31,
   Borrowing Type          Interest Rate (1)          Maturity       Capacity           2005            2004
---------------------   ------------------------   -------------   -------------   -------------   -------------
Senior secured credit     LIBOR + 162.5 or 225       June 2006     $      56,462   $      83,538   $      24,218
   agreement (2)              basis points
Senior secured credit   LIBOR + 250 basis points        (3)                   --              --          11,458
   agreement (3)
Mortgage note (4)                5.62%             October 2014               --          14,729          14,936
                                                                   -------------   -------------   -------------
                                                                   $      56,462   $      98,267   $      50,612
                                                                   =============   =============   =============

(1) 1-month LIBOR was 3.86% and 2.40% at September 30, 2005 and December 31, 2004, respectively.

(2) Secured by mortgage servicing rights and advances on loans serviced by others.

(3) Secured by mortgage servicing rights. We repaid in full the balance outstanding under this credit agreement during the second quarter of 2005 and terminated the agreement.

(4) Collateral represents our loan servicing call center located in Orlando, Florida. We entered into this mortgage in October 2004.

        Each of our lines contains qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and restrictions on future indebtedness, as well as the monitoring and reporting of various specified transactions or events. We are currently in compliance with these covenants. While we have not historically paid dividends, our covenants, by establishing net worth requirements, in effect limit the amount of dividends that could be paid. As of September 30, 2005, the most restrictive limitation of all the covenants would limit dividends that could be paid to $90,554. In addition to these covenants, the Guaranty that we entered into with the OTS as part of the debanking process limits cash dividends to our consolidated net income for the year plus our retained earnings for the preceding two years and requires that we maintain a minimum net worth of $333,000. See Note 5 to the Interim Consolidated Financial Statements.

        Debt Securities. Debt securities consisted of the following at the dates indicated:

                                                                    September 30,    December 31,
                                                                        2005            2004
                                                                    -------------   -------------
3.25% Convertible Notes due August 1, 2024 (1) ..................   $     165,500   $     175,000
10.875% Capital Securities due August 1, 2027 (2) ...............          53,929          56,249
                                                                    -------------   -------------
                                                                    $     219,429   $     231,249
                                                                    =============   =============

(1) The $9,500 decline in the outstanding balance during the first nine months of 2005 is due to repurchases during the third quarter. These repurchases generated total gains of $1,092, net of the write-off of unamortized issuance costs.

(2) The $2,320 decline in the outstanding balance during the first nine months of 2005 is due to repurchases during the third quarter. These repurchases resulted in losses totaling $195, including the write-off of unamortized issuance costs.

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

        Other Liabilities. Other liabilities consisted of the following at the dates indicated:

                                                                    September 30,    December 31,
                                                                        2005            2004
                                                                    -------------   -------------
Accrued expenses (1) ............................................   $      34,949   $      35,342
BOK bank deposits (2) ...........................................          12,509          10,792
Deferred income .................................................           7,663           6,179
Other ...........................................................          16,185           4,537
                                                                    -------------   -------------
                                                                    $      71,306   $      56,850
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

        Stockholders' Equity. Stockholders' equity amounted to $345,612 at September 30, 2005 as compared to $330,108 at December 31, 2004. The $15,504 increase in stockholders' equity during the first nine months of 2005 was primarily due to net income of $13,240 and the issuance of vested restricted stock to employees as part of our annual incentive awards. See the Consolidated Statements of Changes in Stockholders' Equity in the Interim Consolidated Financial Statements for additional information regarding changes in stockholders' equity during the first nine months of 2005.

        We did not purchase any shares of our own common stock during the nine months ended September 30, 2005. A total of 5,568,900 shares may be purchased under a plan we announced on May 9, 2000 to repurchase up to 6,000,000 shares of our issued and outstanding common stock.

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

        Our primary sources of funds for liquidity are:

   o    Lines of credit and other secured borrowings
   o    Match funded liabilities
   o    Debt securities
   o    Servicing fees
   o    Payments received on loans and securities
   o    Proceeds from sales of assets

        At September 30, 2005, we had $187,333 of unrestricted cash and $41,717 of short-term investment grade securities. Unrestricted cash and short-term investment grade securities combined represented 17% of total assets at September 30, 2005. Under certain of our credit facilities, we are required to maintain minimum liquidity levels. Among the risks and challenges associated with our funding activities are the following:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

   o As a result of debanking, we are no longer able to take deposits in the United States, and we made a net cash payment of $164,212 to Marathon National Bank on June 30, 2005 in connection with their assumption of our customer deposits.
   o Cash requirements to fund our acquisition of additional servicing rights and related advances.
   o The maturity of existing senior secured credit agreements with an outstanding balance of $83,538 within the next twelve months.
   o    Ongoing cash requirements to fund operations.

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

        Our ability to expand our Residential Servicing business depends in part on our ability to obtain additional financing to purchase new servicing rights and to fund servicing advances. We currently use a variety of sources of debt to finance these assets, including match funded agreements, credit facilities and seller financing. Our credit facilities provide financing to us at amounts that are less than the full value of the related servicing assets that serve as collateral for the credit facilities. If we cannot replace or renew these sources as they mature or obtain additional sources of financing, we may be unable to acquire new servicing rights or make the associated advances. Credit facilities directly related to our Residential Servicing business are summarized as follows:

   o Under a match funding agreement that we entered into on December 20, 2001, we are eligible to sell advances on loans serviced for others up to a maximum debt balance of $200,000 at any one time. At September 30, 2005, we had $109,742 of match funded liabilities outstanding under this facility, which will mature in January 2006. The sales of advances do not qualify as sales for accounting purposes; therefore, we report them as secured borrowings with pledges of collateral.
   o In April 2003, we also entered into a secured credit agreement that may be used to fund servicing advances and acquisitions of servicing rights. The agreement matures in April 2006. In April 2005 we concluded a syndication of this credit line that increased our borrowing capacity under this agreement by $70,000 for a total of $140,000. The syndication closed effective July 1, 2005. At September 30, 2005, we had a balance outstanding under this agreement of $83,538.
   o On November 17, 2004, we entered into a match funded agreement under which we transferred certain of our advances on loans serviced for others. As of September 30, 2005, proceeds received in connection with this transfer of advances were $178,748. The two term notes of $100,000 and $75,000 under this facility have stated maturities of October 2013 and March 2014, respectively. The variable funding note, which has a maximum amount of $100,000, has a stated maturity of November 2010.

        We believe that our existing sources of liquidity, including internally generated funds, will be adequate to fund our planned activities for the foreseeable future, although there can be no assurances in this regard. At September 30, 2005, we had a total of $242,972 of available borrowing capacity under existing credit agreements. We continue to evaluate other sources of liquidity, such as debt securities, lines of credit from unaffiliated parties, match funded debt and other secured borrowings.

        Our operating activities provided (used) $(23,550) and $101,692 of cash flows during the nine months ended September 30, 2005 and 2004, respectively. Operating cash flow declined in 2005 primarily as a result of a decline in net collections on advances and match funded advances on loans serviced for others, a decline in the amount of borrower payments held by us prior to their being transferred to collection accounts and an increase in loans held for resale, offset in large part by the collection of federal income tax refund claims and related interest totaling $65,317 in the third quarter of 2005 and a decrease in cash used by trading securities.

        Our investing activities provided (used) cash flows totaling $(39,617) and $7,600 during the nine months ended September 30, 2005 and 2004, respectively. The decline in cash flows provided by investing activities in 2005 is largely the result of an increase in purchases of mortgage servicing rights, coupled with a decline in proceeds from the sale of real estate and a decline in principal payments received on loans. These increased cash outflows were partly offset by a decline loan originations in 2005.

        Our financing activities provided (used) cash flows of $(291,051) and $873 during the nine months ended September 30, 2005 and 2004, respectively. Cash flows provided financing activities decreased principally because of the decline in deposits in 2005 as a result of maturing certificates of deposit and the cash payment to Marathon National Bank on June 30, 2005 in connection with their assumption of our customer deposits. Also, in the third quarter of 2004 we received proceeds from the issuance of $175,000 of 3.25% Convertible Notes. Partially offsetting this increase in cash provided, match funded agreements provided additional net cash in 2005 as a result of increased borrowing capacity, and we repurchased 5,481,000 shares of our common stock. Also, a line of credit collateralized by servicing advances matured in 2004 resulting in a significant cash outflow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)
(Dollars in thousand, except share data)

        See the Consolidated Statements of Cash Flows in the Interim Consolidated Financial Statements for additional details regarding cash flows during the nine months ended September 30, 2005 and 2004.

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

        Off-Balance Sheet Risks. In addition to commitments to extend credit, we are party to various off-balance sheet financial instruments in the normal course of our business to manage our foreign currency exchange rate risk. See
Note 4 to the Interim Consolidated Financial Statements and "Quantitative and Qualitative Disclosures about Market Risk".

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

        The primary risk associated with mortgage servicing rights is that they will lose a portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates or because of higher than anticipated delinquency rates occasioned by deteriorating credit conditions. Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of mortgage servicing rights. In general, the value of mortgage servicing assets is affected by increased mortgage refinance activity that is influenced by changes in borrowers' credit ratings, shifts in value in the housing market and interest rates. While such assets tend to decrease in value as interest rates decrease, they tend to increase in value as interest rates increase. Increases in prepayment speeds result in increases in the amortization expense of our mortgage servicing rights. As of September 30, 2005 and December 31, 2004, we held $115,097 and $131,409, respectively, of mortgage servicing rights.

        We perform an interest rate sensitivity analysis of our mortgage servicing rights portfolio every quarter. We currently estimate that the fair value of the portfolio increases by approximately 4% for every 50 basis point
(bps) increase in interest rates and reduces by approximately 4% for every 50 bps decline in interest rates. Mortgage servicing rights are carried at the lower of amortized cost or fair value by strata. To the extent that fair value were to decline below amortized cost, we would record an impairment charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings.

        Our Residential Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and mortgage servicing rights. At September 30, 2005, we had servicing advances of $601,283 consisting of advances on loans serviced for others of $285,589 and match funded advances on loans serviced for others of $315,694. See "Changes in Financial Condition - Match Funded Assets and - Advances on Loans and Loans Serviced for Others".

        We are also exposed to interest rate risk because earnings on float balances are affected by short-term interest rates. These float balances, which are not included in our financial statements, amounted to $810,518 and $867,884 at September 30, 2005 and December 31, 2004, respectively. We report these earnings as a component of servicing and related fees. See "Results of Operations - Segment Results - Residential Servicing" and "Non-Interest Revenue
- Servicing and Related Fees" for additional information regarding float earnings and yields for the reported periods.

        At September 30, 2005, the combined balance of our match funded liabilities, debt securities, lines of credit and other secured borrowings totaled $608,172. Of this amount $374,014 was variable rate debt, and therefore sensitive to changes in interest rates, and $234,158 was fixed rate debt. See "Changes in Financial Condition - Match Funded Liabilities, Lines of Credit and Other Secured Borrowings and Debt Securities" for information regarding debt maturities.

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

        We have entered into foreign currency futures to hedge our net investment in the foreign subsidiary that owns our U.K. suprime residual securities. Our principal exposure to foreign currency exchange rates exists with the British Pound versus the U.S. dollar. See Note 4 to our Interim Consolidated Financial Statements for additional information regarding this hedge.

ITEM 4. CONTROLS AND PROCEDURES

        Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act) as of September 30, 2005. Based on this evaluation, our chief executive officer and principal financial officer concluded that, as of September 30, 2005 our disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to our chief executive officer and acting principal officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Further information on the risks specific to our business are detailed within this report and our other reports and filings with the Securities and Exchange Commission, including our periodic reports on Form 10-K for the year ended December 31, 2004, Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005 and our Forms 8-K filed during 2005. The forward-looking statements speak only as of the date they are made and should not be relied upon. OCN undertakes no obligation to update or revise the forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        See "Note 7 Commitments and Contingencies" of Ocwen Financial Corporation's Interim Consolidated Financial Statements.

ITEM 6. EXHIBITS.

   2.1 Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
   3.1    Amended and Restated Articles of Incorporation (2)
   3.2    Amended and Restated Bylaws (3)
   4.0    Form of Certificate of Common Stock (2)
   4.1    Certificate of Trust of Ocwen Capital Trust I (4)
   4.2    Amended and Restated Declaration of Trust to Ocwen Capital Trust I (4)
   4.3    Form of Capital Security of Ocwen Capital Trust I (Included in
          Exhibit 4.2) (4)
   4.4 Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (4)
   4.5 Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (Included in Exhibit 4.4) (4)
   4.6 Form of Guarantee of OCN relating to the Capital Securities of Ocwen Capital Trust I (4)
   4.7 Registration Rights Agreement dated as of July 28, 2004, between OCN and Jeffries & Company Inc. (5)
   4.8 Indenture dated as of July 28, 2004, between OCN and the Bank of New York Trust Company, N.A., as trustee (5)
   10.1 Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (6)
   10.2   Ocwen Financial Corporation 1998 Annual Incentive Plan (7)
   10.3 Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors (8)
   10.4 Indemnity agreement, dated August 24, 1999, among OCN and OAC's Board of Directors (9)
   10.5 Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (9)
   10.6 First Amendment to Agreement, dated March 31, 2000, between HCT Investments, Inc. and OAIC Partnership I, L.P. (9)
   10.7 Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (10)
   10.8 Collateral Trust Agreement, dated June 28, 2005, between OCN and the Bank of New York Trust Company, N.A. (11)
   10.9   Guaranty, dated June 28, 2005, from OCN to the Guaranteed Parties (11)
   10.10 Cash Collateral Agreement, dated June 28, 2005 among OCN, Bank of New York Trust Company, N.A. as Collateral Trustee and Bank of New York Trust Company N.A. as Account Bank (11)
   31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
   31.2 Certification of the Principal Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
   32.1   Certification of the Chief Executive Officer pursuant to U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
   32.2   Certification of the Principal Financial Officer pursuant to U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

                           PART II - OTHER INFORMATION

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

(11) Incorporated by reference from the similarly described exhibit included with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        OCWEN FINANCIAL CORPORATION

                                        By: /s/ ROBERT J. LEIST, JR.
                                        ----------------------------------------
                                        Robert J. Leist, Jr.,
                                        Senior Vice President &
                                        Principal Financial Officer
                                        (On behalf of the Registrant and
                                        as its principal financial officer)

Date: November 9, 2005