Form 10-K
period 2005-12-31
OCWEN FINANCIAL CORP
filed 2006-03-30
CIK 873860

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from: ___________to ___________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large Accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

Aggregate market value of the Common Stock, $0.01 par value, held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the NYSE as of the close of business on June 30, 2005: $271,692,000 (for purposes of this calculation affiliates include only directors and executive officers of the registrant).

Number of shares of Common Stock, $0.01 par value, outstanding as of March 10, 2006: 63,358,466 shares

DOCUMENTS INCORPORATED BY REFERENCE: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 4, 2006, are incorporated by reference into Part III, Items 10 - 12 and 14.

================================================================================

                           OCWEN FINANCIAL CORPORATION
                          2005 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
                                                          PART I
Item 1.    Business.........................................................................................       3

Item 1A.   Risk Factors.....................................................................................       8

Item 1B.   Unresolved Staff Comments........................................................................      12

Item 2.    Properties.......................................................................................      13

Item 3.    Legal Proceedings................................................................................      13

Item 4.    Submission of Matters to a Vote of Security Holders..............................................      14

                                                          PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and
           Issuer Purchases of Equity Securities............................................................      14

Item 6.    Selected Financial Data..........................................................................      15

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations............      17

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.......................................      37

Item 8.    Financial Statements and Supplementary Data......................................................      39

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............      39

Item 9A.   Controls and Procedures..........................................................................      39

Item 9B.   Other Information................................................................................      40

                                                         PART III

Item 10.   Directors and Executive Officers of Registrant...................................................      40

Item 11.   Executive Compensation...........................................................................      40

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...      40

Item 13.   Certain Relationships and Related Transactions...................................................      40

Item 14.   Principal Accounting Fees and Services...........................................................      40

                                                          PART IV

Item 15.   Exhibits and Financial Statement Schedules ......................................................      40

Signatures .................................................................................................      43

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

     Further information on the risks specific to our business are detailed within this report and our other reports and filings with the Securities and Exchange Commission, including our periodic reports on Form 10-K and Form 10-Q and current reports on Form 8-K. The forward-looking statements speak only as of the date they are made and should not be relied upon. OCN undertakes no obligation to update or revise the forward-looking statements.

                                     PART I

ITEM 1 BUSINESS (Dollars in thousands)

GENERAL

     Ocwen Financial Corporation ("OCN") is a provider of servicing and origination processing solutions to the loan industry with headquarters in West Palm Beach, Florida, offices in Orlando, Florida and Chicago, Illinois and global operations in Canada, Germany, India, China and Taiwan. OCN is a Florida corporation that was organized in February 1988 in connection with the acquisition of Ocwen Federal Bank FSB (the "Bank").

     Effective June 30, 2005, the Bank terminated its status as a federal savings bank. This process, which we have referred to as "debanking," began on November 24, 2004, when the Bank filed an Application for Voluntary Dissolution with the Office of Thrift Supervision ("OTS").

     In connection with our debanking process, on February 4, 2005, OCN and the Bank entered into a Branch Purchase and Deposit Assumption Agreement (the "Branch Purchase Agreement") with Marathon National Bank of New York ("Marathon"). Pursuant to the Branch Purchase Agreement, Marathon agreed to assume the deposit liabilities of the accounts associated with the Bank's branch facility in Fort Lee, New Jersey. In addition, Marathon agreed to take over the lease and other contracts and acquire the assets related to the branch. We agreed to make a cash payment to Marathon of $164,212, which was calculated based upon, among other things, the amount of those deposit account liabilities as of the closing. On June 13, 2005, the OTS approved our plan of voluntary dissolution for the Bank subject to certain conditions, including, among other things, our entering into an agreement to guaranty the obligations of the Bank (other than the deposit and other liabilities that were assumed by Marathon in connection with the Branch Purchase Agreement), a cash collateral agreement and a collateral trust agreement, all on terms acceptable to the OTS.

     On June 30, 2005, we completed our divestiture to Marathon of the deposit liabilities of the accounts associated with the branch and our assignment of the remaining assets, liabilities and business of the Bank to Ocwen Loan Servicing, LLC ("OLS"). We recognized a gain of $1,750 from the sale of our branch deposit liabilities to Marathon. In addition, we recorded a one-time provision of $1,124, which is net of a related adjustment to the deferred tax asset valuation allowance, arising from the recapture of bad debt reserves in connection with our termination of the Bank's status as a federal savings bank. We are continuing the Bank's non-depository businesses, including its residential mortgage servicing business, under OLS, which is a licensed servicer in all fifty states, the District of Columbia and Puerto Rico. As a result of debanking, we are no longer able to accept deposits in the United States ("U.S.") or benefit from federal preemption with regard to post-debanking activities.

AVAILABLE INFORMATION

     Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (http://www.ocwen.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the "SEC"). Also posted on our website, and available in print upon request, are the charters for our Audit Committee, Compensation Committee and Governance Committee, our Governance Guidelines, and Code of Ethics and Code of Ethics for Senior Financial Officers. Within the time period required by the Securities and Exchange Commission ("SEC") and the New York Stock Exchange, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Ethics or waiver thereto applicable to any executive officer or director. The information provided on our website is not part of this report, and is therefore not incorporated herein by reference.

     On June 13, 2005, pursuant to Section 303A.12 of the New York Stock Exchange's listing standards, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by Ocwen Financial Corporation of the New York Stock Exchange corporate governance listing standards as of that date. Additionally, we filed with the SEC the CEO/CFO certifications required under Section 302 of the Sarbanes-Oxley Act as Exhibits to our Form 10-K.

SEGMENTS

     As of December 31, 2005, our business segments, aligned within our two areas of focus, are as follows:

          SERVICING
               Residential Servicing
               Commercial Servicing
               Ocwen Recovery Group

          LOAN PROCESSING AND ORIGINATION SERVICES
               Residential Origination Services
               Business Process Outsourcing

     In addition to these business segments, we report other items of revenue and expense in our Corporate Items and Other segment as discussed later in this section.

     Key elements of our strategy are summarized as follows:

o continue to grow our residential servicing business, including the opportunistic acquisition of servicing and subservicing rights;
o grow our residential loan origination services, including mortgage due diligence, mortgage loan processing, property valuation and loan refinancing; and
o expand our unsecured debt collection and business process outsourcing businesses.

     A more detailed description of each of our business segments follows.

RESIDENTIAL SERVICING

     We service performing, sub-performing and non-performing residential mortgage loans. Subprime mortgages comprised the vast majority of the $42,779,048 in total unpaid principal balance of loans we serviced for others at December 31, 2005. We serviced loans under 466 servicing agreements for 22 clients as of December 31, 2005. These clients include well-capitalized mortgage originators, such as New Century and Delta Funding, Wall Street firms with mortgage securitization platforms, such as Lehman Brothers, Credit Suisse First Boston and Morgan Stanley, and governmental agencies, such as the United States Department of Veterans Affairs. Revenue from this segment comprised 74%, 78% and 85% of consolidated revenues in 2005, 2004 and 2003, respectively.

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

     As a servicer or subservicer, we also have a variety of obligations that are also specified in the servicing or subservicing agreement including the obligation to service the mortgages according to certain contractual standards and to advance funds to securitization trusts in the event that borrowers are delinquent on their monthly mortgage payments. The costs incurred in connection with meeting these obligations includes, but is not limited to, the cost of servicing the loans and the interest expense incurred to finance the servicing rights and servicing advances incurred in connection with conducting the business.

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

     Once the preliminary bid is accepted, we initiate a further evaluation of the portfolio through a formal due diligence process, which includes a more detailed analysis of historical prepayment and delinquency experience. This formal process determines the present value of a projected stream of cash inflows and outflows from the portfolio. Based upon the findings, a final bid is prepared for approval by our Credit Committee and submitted for consideration. Upon acceptance, we enter into a servicing rights purchase agreement.

     The U.S. Department of Housing and Urban Development, Freddie Mac and Fannie Mae have approved OLS as a loan servicer. Standard & Poor's Rating Services ("Standard & Poor's") has rated OLS "Strong" as a Residential Subprime Servicer and Residential Special Servicer. "Strong" represents Standard & Poor's highest ratings category. Moody's Investors Services, Inc. ("Moody's") has rated OLS "SQ2-" as a Residential Subprime Servicer and "SQ2" as a Residential Special Servicer. "SQ2" represents Moody's second highest rating category. Fitch Ratings ("Fitch") has rated OLS "RPS2" for Residential Subprime Servicing and "RSS2" for Residential Special Servicing. These represent Fitch's second highest categories, respectively.

     This segment also includes our residential loan servicing system product (REALServicing(TM)). Our REALServicing product is a comprehensive enterprise-level residential mortgage loan servicing platform which we have used since January 2001.

COMMERCIAL SERVICING

     This segment includes the results of operations of both domestic and international servicing as well as our commercial loan servicing system product (REALSynergy(TM)). International servicing is conducted through Global Servicing Solutions LLC ("GSS"), a joint servicing venture we formed with Merrill Lynch in March 2002 for the servicing of assets in various countries. We own 70% of GSS with the remaining 30% owned by Merrill Lynch. GSS servicing offices in Tokyo, Japan and Taipei, Taiwan became fully operational during 2003. In 2005, we sold our servicing operations in Japan. We established a servicing office in Toronto, Canada in late 2004. We have established consulting operations in the United Kingdom ("UK"), Germany and China. We commenced servicing loans in Germany in the fourth quarter of 2005. Revenue from this segment comprised 5%, 4% and 2% of consolidated revenues in 2005, 2004 and 2003, respectively.

     Our REALSynergy product is a comprehensive enterprise-level commercial mortgage loan servicing platform.

OCWEN RECOVERY GROUP

     This segment conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired in 1999 and 2000. On collections for third party owners, we generally earn a fee based upon a percentage of the dollars collected. The percentage fee generally ranges from 17% to 50%. We intend to continue to grow our third party collections activity. Revenue from this segment comprised 3%, 4% and 4% of consolidated revenues in 2005, 2004 and 2003, respectively.

RESIDENTIAL ORIGINATION SERVICES

     This business segment provides various loan origination services including residential property valuation services, mortgage due diligence, title services and loan refinancing for Residential Servicing customers. This segment also includes our internet-based vendor management system (REALTransSM) and the results of our subprime residual trading securities. Revenue from this segment comprised 15%, 11% and 7% of consolidated revenues in 2005, 2004 and 2003, respectively.

     We provide valuation services to external customers in the wholesale lending community as well as for our own residential real estate transactions. An important part of the process of acquiring and managing mortgage loan portfolios is the accurate review and analysis of the collateral offered as security for the loans. This business not only provides traditional valuation products such as appraisals and broker price opinions, it also employs valuation models and other alternative valuation products that can meet the specific risk management needs of our customers.

     Beginning with the acquisition of our due diligence operation in December of 2004, we have begun to develop a new line of business which is focused on adding fee-based services in areas related to the origination and securitization process. We believe that this will provide an economic hedge to our core residential servicing business which experiences challenges in a low interest rate environment. Low interest rates cause mortgage prepayments to increase, thereby resulting in the loss of future servicing fees and the acceleration of amortization on our mortgage servicing rights as the underlying loans are prepaid. Further, low interest rates diminish the amount we can earn on the borrower payments that we hold in custodial accounts from receipt through remittance to the investors.

     Conversely, origination and securitization activity flourishes in a low interest rate environment. Our strategy has three basic components:

o Sell due diligence services on closed whole loans to Wall Street firms who actively purchase loans for their securitization programs.
o Participate in a program to offer securitization capability to small originators, lacking sufficient production volume to securitize on their own. The first securitization under this program is expected to close during the first quarter of 2006.
o Provide back office services to small originators who either lack those capabilities or wish to eliminate those operations.

     Our REALTrans product is a web-based vendor management platform that facilitates the electronic fulfillment of real estate products and services necessary to process, approve and close residential mortgage loans, as well as to service them.

BUSINESS PROCESS OUTSOURCING

     This business segment began operations in December 2002. The results reflect the initiation of several new outsourcing contracts in late 2003 and 2004. Business Process Outsourcing provides outsourcing services to third parties, including mortgage underwriting, data entry, call center services and mortgage research. Revenue from this segment comprised 3%, 3% and 2% of consolidated revenues in 2005, 2004 and 2003, respectively.

CORPORATE ITEMS AND OTHER

     We account for certain items of revenue and expense that are not directly related to a business unit in our Corporate Items and Other segment. Included in our Corporate Items and Other segment is interest income on short-term investments of cash and the related costs of financing these investments, results of business activities that are not significant, gains and losses on the early retirement of debt and certain other corporate income and expense items. Based on the relative insignificance of the assets remaining in the Commercial Assets and Affordable Housing segments, the remaining assets of these businesses and any related income or loss arising from their resolution have been included in the Corporate Items and Other segment beginning in 2005. Segment results for prior periods have been restated to conform to this presentation.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Segments" for additional financial information and related discussion regarding each of our segments.

SOURCES OF FUNDS

     We closely monitor our liquidity position and ongoing funding requirements. The principal sources of funds that support our business activities are:

     o    Lines of credit and other secured borrowings
     o    Match funded liabilities
     o    Debt securities
     o    Servicing fees
     o    Payments received on trading securities

     In the last several years, our Residential Servicing business has grown primarily through the purchase of servicing rights. Servicing rights entitle us as the owner to earn servicing fees and other types of ancillary income, but they also impose on us various obligations as the servicer. Among these are the obligation to advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance and various other items that are required to preserve the assets being serviced.

     Our ability to continue to expand our Residential Servicing business depends in part on our ability to obtain additional financing to purchase new servicing rights and to fund servicing advances. We currently use a variety of sources of debt to finance these assets, including match funded agreements and credit facilities. Our credit facilities provide financing to us at amounts that are less than the full value of the related servicing assets that serve as collateral for the credit facilities. If we cannot replace or renew these sources as they mature or obtain additional sources of financing, we may unable to acquire new servicing rights and make the associated advances.

     As a result of debanking, customer deposits no longer represent a source of funds for us in the U.S. Although we believe our existing sources of liquidity will be adequate to fund our planned activities for the foreseeable future, we continue to evaluate other sources of funds.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity, Commitments and Off-Balance Sheet Risks" for additional financial information regarding our sources of funds.

COMPETITION

     A discussion of competition as it relates to our primary core businesses appears in Item 1A, "Risk Factors."

SUBSIDIARIES

     A list of our significant subsidiaries is set forth in Exhibit 21.0.

EMPLOYEES

     As of December 31, 2005, we had a total of 3,396 employees, of which 872 were in our U.S. facilities and 2,467 were in our India operations centers. We have developed our India operations centers over the past four years in order to benefit from the cost savings opportunities and quality workforce available in that country. We also had 57 employees in other countries at December 31, 2005.

     In the U.S., our operations are concentrated in our headquarters in West Palm Beach, Florida which had 265 employees as of December 31, 2005, and our operations center in Orlando, Florida, which had 389 staff members as of the same date. In addition, we had 218 employees at various other locations in the U.S.
     In India, our operations are located in the cities of Bangalore and Mumbai. Of the 2,467 members of the staff in India as of December 31, 2005, 1,682 were in Bangalore and 785 were in Mumbai. Our India workforce can be summarized by business as follows:

o    35% are engaged in activities for our Residential Servicing business,
o    18% support Business Process Outsourcing,
o    17% support our Residential Origination Services business,
o    6% work in various other business units,
o    19% provide technology support to the business groups and
o 5% represent various other support functions, including Human Resources and Corporate Services, Accounting and Risk Management.

REGULATION

     Effective June 30, 2005, we completed the debanking process. We no longer control a federal savings bank and are no longer subject to federal banking regulations, but we remain subject to certain federal, state and local consumer protection provisions. As a result of the debanking, we also became subject to regulation as a mortgage service provider and/or as a debt collector in a number of states in which we previously had enjoyed exemptions. We have not previously operated our mortgage servicing and debt collection businesses under such regulatory regimes, and there can be no assurance that this transition will not result in additional costs or uncertainties that would have a material adverse effect on the profitability of our mortgage servicing and debt collection businesses.

     On April 19, 2004, the Bank entered into a Supervisory Agreement with the OTS. The Supervisory Agreement terminated upon the completion of debanking as a result of the Bank no longer being an FDIC-insured institution. However, for a period of six years following the completion of debanking, the OTS retains the right to bring enforcement actions in respect of any breach or noncompliance by the Bank with the Supervisory Agreement during the period prior to the completion of our debanking during which the Supervisory Agreement was in effect.

     In addition, in connection with the debanking process, we entered into various agreements to meet the conditions to the OTS' approval. We entered into an Assignment and Assumption Agreement, dated June 28, 2005, with our subsidiaries Investors Mortgage Insurance Holding Company, Rocaille Acquisition Subsidiary, Inc., the Bank and OLS whereby the Bank assigned to OLS, directly or indirectly, all of its assets, liabilities and business remaining after the consummation of the debanking transactions (the "Assignment"). Also on June 28, 2005, we entered into an agreement (the "Guaranty") in favor of the OTS and any holders of claims with respect to liabilities assumed by OLS from the Bank in connection with the Assignment. The Guaranty contains affirmative covenants relating to the maintenance of a cash collateral account, reporting requirements, transactions with affiliates, preservation of the existence of our subsidiaries and maintenance of not less than $35,000 of unencumbered assets. The Guaranty also contains negative covenants that restrict our ability to (i) incur indebtedness if certain financial ratios are not achieved or if we fail to maintain a specified minimum net worth, (ii) enter into merger transactions or a sale of substantially all of our assets, (iii) sell, lease transfer or otherwise dispose of our assets or (iv) pay dividends or acquire our capital stock. While we do not expect that compliance with the Guaranty will have a material adverse impact on our financial condition, results of operations or cash flows, if an event of default were to occur we would be obligated to increase the cash collateral amount. Furthermore, the OTS and other beneficiaries of the Guaranty are entitled to initiate enforcement proceedings against us, which, in the case of the OTS, could result in civil money penalties.

     Our business is subject to extensive regulation and supervision by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of our operations. Our servicing activities are subject to supervision by numerous federal and state agencies, including the Federal Trade Commission and state agencies that license our mortgage servicing entities. We also are required to comply with a variety of federal, state and local consumer protection laws, including the Gramm-Leach-Bliley Act, the USA Patriot Act, the Fair Debt Collections Practice Act, Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act and the Homeowners Protection Act, among others. We are also subject to the rules and regulations of state regulatory authorities with respect to our operations. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.

     These statutes and regulations, among other things, regulate debt collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and prohibit discrimination. Since debanking, we receive from time to time requests from state agencies for records, documents and information regarding our policies, procedures and practices regarding our loan servicing, loan origination and processing, and debt collection business activities. We incur significant costs on an on-going basis to comply with governmental regulations.

     Bankhaus Oswald Kruber GmbH & Co. KG ("BOK"), our German banking subsidiary, is licensed as a credit institution (Kreditinstitut) under the laws of the Federal Republic of Germany and is supervised and regulated in Germany by the German Federal Financial Supervisory Authority (Bundesanstalt fur Finanzdienstleistungsaufsicht - BaFin), the German Central Bank (Deutsche Bundesbank) and, in respect of minimum reserves on deposits, the European Central Bank. BOK, which we acquired on September 30, 2004, is not material to our current operations.

ITEM 1A. RISK FACTORS

     An investment in OCN's common stock involves significant risks inherent to OCN's business. The principal risks and uncertainties that management believes affect or could affect OCN are described below. The risks and uncertainties described below are not the only ones facing OCN. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair OCN's business operations. This report is qualified in its entirety by these risk factors. You should carefully read and consider these risks and uncertainties described below together with all of the other information included or incorporated by reference in this report before you decide to invest in our common stock. If any of the following risks actually occur, OCN's financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of OCN's common stock could decline significantly, and you could lose all or part of your investment.

Our success is dependent upon our ability to acquire and accurately price mortgage servicing right, as well as general economic conditions in the geographic areas in which we service loans.

     The primary risk associated with mortgage servicing rights is that they will lose a portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates or because of higher than anticipated delinquency rates occasioned by deteriorating credit conditions. Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of mortgage servicing rights. In general, the value of mortgage servicing assets is affected by increased mortgage refinance activity that is influenced by changes in borrowers' credit ratings, shifts in value in the housing market and interest rates. While mortgage servicing rights tend to decrease in value as interest rates decrease, they tend to increase in value as interest rates increase. During 2003 and 2004 and most of 2005, high prepayment speeds resulted in significant rates of amortization expense of our mortgage servicing rights.

     We acquire servicing rights principally from mortgage origination companies and investment banks. Servicing rights are typically acquired based upon a competitive bidding process. A number of our competitors have access to greater capital resources which may provide them with a competitive advantage if they seek to increase their market share. Although the market for the acquisition of servicing rights to subprime mortgage loans has grown in recent years, we may be unable to acquire the desired amount and type of servicing rights in future periods. In addition, the volume of servicing rights acquired by us may vary over time resulting in significant inter-period variations in our results of operations.

     In determining the purchase price for servicing rights, management makes assumptions regarding the following, among other things:

o    the rates of prepayment and repayment within the pools;
o    projected rates of delinquencies and defaults;
o    our cost to service the loans;
o    amounts of future servicing advances;
o    ancillary fee income;
o    our ability to service and resolve loans successfully and
o    future interest rates.

     If these assumptions are inaccurate or the bases for the assumptions change, the price we pay for servicing rights may be too high. This could result in reduced revenue or a loss to us. Therefore, our success is highly dependent upon accurate pricing of servicing rights as well as general economic conditions in the geographic areas in which we service loans.

Our strategy to grow our business is subject to uncertainty.

     Our strategy focuses on providing asset servicing and origination processing solutions to the loan industry. Many factors could adversely affect our ability to realize this strategy including general economic factors, the general interest rate environment, our ability to maintain the servicing ratings assigned to us by rating agencies, government regulation, competition, our ability to obtain mortgage servicing rights, the effectiveness of our marketing initiatives, our ability to recruit or replace experienced management and operations personnel and the availability of funding. In addition, there can be no assurance that we will be able to accomplish our strategic objectives as a result of changes in the nature of our operations over time or that such changes will not have a material adverse effect from time to time or generally on our business, financial condition or results of operations.

A downgrade in our servicer ratings could have an adverse effect on our business, financial condition or results of operations.

     Standard & Poor's, Moody's and Fitch rate us as a mortgage servicer. Our favorable servicer ratings from these entities are important to the conduct of our loan servicing business. We can provide no assurance that these ratings will not be downgraded in the future. Any such downgrade could have an adverse effect on our business, financing activities, financial condition or results of operations.

Our earnings may be inconsistent.

     Our exit from certain businesses and entry into others has resulted in variations in our results of operations and earnings. Our past financial performance should not be considered a reliable indicator of future performance, and historical trends may not be reliable indicators of anticipated results or trends in future periods.

     In addition to inconsistency in results caused by our entry into or exit from businesses, the consistency of our operating results may be significantly affected by inter-period variations in our current operations, including the amount of servicing rights acquired and the changes in realizable value of those assets due to, among other factors, increases or decreases in prepayment speeds.

     In addition, certain non-recurring items have significantly affected our operating results. Items reported by us in prior periods may not be repeated in future periods, and we may experience substantial inter-period variations in our operating results.

Governmental and legal proceedings and related costs could adversely affect our financial results.

     We face the risk of governmental proceedings and litigation, including class action lawsuits, challenging our residential loan servicing and other business practices.

     On April 19, 2004, the Bank entered into a Supervisory Agreement with the OTS. Although the Supervisory Agreement terminated upon the completion of debanking, for a period of six years following the completion of debanking, the OTS retains the right to bring enforcement actions in respect of any breach or noncompliance by the Bank with the Supervisory Agreement during the period prior to the completion of our debanking. Accordingly, there can be no assurance that any such eventualities were they to occur, would not have a material adverse effect on our financial condition, results of operations or cash flows.

     In addition, in connection with debanking, we entered into various agreements to meet the conditions to the OTS' approval including a Guaranty in favor of the OTS and any holders of claims with respect to liabilities assumed by OLS from the Bank. While we do not expect that compliance with the Guaranty will have a material adverse impact on our financial condition, results of operations or cash flows, if an event of default were to occur we would be obligated to increase the $5,000 cash collateral amount established under the terms of the Guaranty. Furthermore, the OTS and other beneficiaries of the Guaranty are entitled to initiate enforcement proceedings against us, which, in the case of the OTS, could result in civil money penalties. Accordingly, there can be no assurance that any such eventualities, were they to occur, would not have a material adverse effect on our financial condition, results of operations or cash flows.

     In addition, we and certain of our affiliates, including the Bank, have been named as defendants in a number of purported class action lawsuits challenging the Bank's residential loan servicing practices. At least one of our competitors has paid significant sums to settle lawsuits brought against it that raised claims similar to those raised in the lawsuits brought against our affiliates and us. Although we believe that we have meritorious legal and factual defenses to the lawsuits, we can provide no assurance that we will ultimately prevail. Litigation and other proceedings may result in the adoption of business practices different from those of our competitors, as well as settlement costs, damages, penalties or other charges, which would adversely affect our financial results.

We incur significant costs related to governmental regulation.

     As noted in "Regulation", our business is subject to extensive regulation and supervision by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of our operations. We incur significant costs on an on-going basis to comply with governmental regulations which adversely affects our net income. If our regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements which could adversely affect our net income.

     Effective June 30, 2005, we completed the debanking process. We no longer control a federal savings bank and are no longer subject to federal banking regulations, but we remain subject to certain federal, state and local consumer protection provisions. As a result of the debanking, we also became subject to regulation as a mortgage service provider, mortgage loan originator and/or a debt collector in a number of states in which we previously had enjoyed exemptions. We have not previously operated our mortgage servicing and debt collection businesses under such regulatory regimes, and there can be no assurance that this transition will not result in additional costs or uncertainties that would have a material adverse effect on the profitability of our mortgage servicing and debt collection businesses.

We may be unable to obtain the necessary additional capital to finance the growth of our business.

     Our financing strategy includes the use of leverage. Accordingly, our ability to finance our operations rests in part on our ability to borrow money. Our ability to borrow money depends on a variety of factors including:

o our ability to meet our current debt service obligations on our existing debt;
o our corporate credit rating as evaluated from time to time by rating agencies and the occasion of any changes to their published ratings;
o our financial performance and the perception that existing and potential lenders have of our financial strength;
o limitations imposed on us by regulatory agencies and/or existing lending agreements that limit our ability to raise additional debt; and
o general economic conditions and the impact they have on the availability of credit.

     An event of default, a negative ratings action by a rating agency, the perception of financial weakness, an action by a regulatory authority or a restriction imposed on us as a function of a debt covenant that serves to limit our ability to borrow money, or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to renew existing credit facilities and obtain new lines of credit.

     As a result of the completion of our previously disclosed debanking process, we are no longer able to obtain deposits in the U.S. Although we believe we will be able to replace those deposits with other financing arrangements, we can provide no assurance that such alternative funding sources will be adequate to meet our needs or will not increase our cost of funds.

Our international operations are subject to political and economic uncertainties and other risks beyond our control.

     In addition to our U.S. operations, we have established operations in Canada, China, Germany, India and Taiwan. Although currently not significant to our operations, we also operate a bank in Germany that we acquired in 2004. Our foreign operations are subject to risks beyond those associated with our U.S. operations, including:

o    unexpected changes in local regulatory requirements;
o    unfavorable changes in trade protection laws;
o    difficulties in managing and staffing international operations;
o    potentially adverse tax consequences;
o    adaptability problems;
o    increased accounting and control expenses;
o    the burden of complying with foreign laws;
o    adverse social, political, labor or economic conditions; and
o    changes in foreign currency exchange rates.

     Although we evaluate hedging strategies to limit the effects of currency exchange rate fluctuations on our results of operations, there can be no assurance that our strategies will achieve their intended purpose. Further, we may be unable to effectively manage the risks listed above in order to realize the benefits of international operations.

We face strong competition in our primary business segment.

     We face strong competition from a variety of competitors in our residential loan servicing business. These competitors include several smaller companies focused on servicing as well as a number of large financial institutions. These financial institutions generally have significantly greater resources and access to capital than we do, resulting in a lower cost of funds and a greater ability to purchase mortgage servicing rights. Because a part of our strategy depends on our ability to obtain mortgage servicing rights, we can provide no assurance that such competition will not have an adverse impact on our ability to implement our strategy.

     In general, our competition has intensified in recent years as the low-interest rate environment has created favorable conditions for other companies and banks to enter the residential subprime loan business or expand their existing activities within the industry. While some of these entities only originate and do not currently service loans, there is no assurance that they will not develop internal servicing capability or outsource the servicing function to one of our competitors. Some originators from whom we have purchased servicing rights in the past have developed their own servicing capabilities.

We may not be able to adequately protect our proprietary rights or information.

     Our success is in part dependent upon our proprietary information and technology. We rely on a combination of copyright, trade secret and contract protection to establish and protect our proprietary rights in our products and technology. In general, we enter into intellectual property agreements with all employees (including our management and technical staff) and consultants as well as limit access to and distribution of our proprietary information. We cannot be sure that we have taken adequate steps to deter misappropriation of our proprietary rights or information. Independent third parties may develop products and technology substantially similar to ours. Although we believe that our products and technology do not infringe any proprietary rights of others, we could be subject to claims of infringement in the future.

The loss of the services of our senior managers could have an adverse effect on us.

     The experience of our senior managers is a valuable asset to us. Our chairman and chief executive officer, William C. Erbey, has been with us since our founding in 1987, and our president, Ronald M. Faris, joined us in 1991. Other senior managers of ours have been with us for 10 years or more. We do not have employment agreements with, or maintain key man life insurance relating to, Mr. Erbey, Mr. Faris or any of our other executive officers. The loss of the services of our senior managers could have an adverse effect on us.

Other industry risks could affect our financial performance.

     We face many industry risks that could negatively affect our financial performance. For example, we face the risk that increased criticism from consumer advocates or the media could hurt consumer acceptance of our services and could lead to the adoption of different business practices. In addition, the financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures may interrupt or delay our ability to provide services to our customers. The secure transmission of confidential information over the Internet is essential to maintain consumer confidence in certain of our services. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology that we use to protect our customers' personal information and transaction data. Consumers generally are concerned with security breaches and privacy on the Internet, and Congress or individual states could enact new laws regulating the electronic commerce market that could adversely affect us. In addition, we rely on our foreign employees for a number of our business processes in our call processing and data centers overseas. The issue of outsourcing to lower-cost foreign workers and the impact on the U.S. labor market continues to attract significant negative media and Congressional attention, and Congress or individual states could enact new laws regulating outsourcing that could adversely affect us.

We may be required to repurchase loans or indemnify investors if we breach representations and warranties that we made in connection with the sale of those loans.

     We have purchased and originated loans that were subsequently pooled and securitized or sold outright. On substantially all loans sold, we made representations or warranties at the time the loans were sold. We may be required to repurchase loans at a price equal to the then outstanding principal balance of the loan and any accrued and unpaid interest thereon if there were a breach of those representations or warranties. Additionally, we may be required to advance funds to the securitization trusts or to indemnify the trustee or the underwriters of a securitization under specific circumstances.

     The representations made in connection with our loan sale agreements typically include, among others, representations regarding the nature and condition of the related properties, including environmental issues, the absence of liens, the lack of undocumented mortgage modifications, and validity and enforceability of the mortgages, and the existence of appropriate insurance coverage. The expense we have recognized to date in fulfilling of guarantees is not significant, and our exposure to future obligations in this regard is not estimated to be significant.

We are subject to investment risks.

     We have, in some cases retained subordinate and residual interests in connection with the securitization of our loans and have acquired other residual interests outright or in connection with our acquisition of subsidiaries. The performance of these securities has at times been negatively impacted by higher than expected prepayment speeds and credit losses experienced on the mortgage loans collateralizing the securities. We remain subject to the risk of loss on our remaining securities primarily to the extent that future credit losses exceed expected credit losses.

     In the securitization process the first tier of loss protection afforded to the holders of more senior classes of mortgage-related securities (debt securities) is over collateralization. Within the context of residual interests in these debt securities, over collateralization is the amount by which the collateral balance exceeds the sum of the debt securities principal amounts and is achieved by applying monthly a portion of the interest payments of the underlying mortgages toward the reduction of the senior class certificate principal amounts, causing them to amortize more rapidly than the aggregate loan balance. To the extent not consumed by losses, the excess over collateralization is remitted to the residual holders. Principal from the underlying mortgage loans generally is allocated first to the senior classes with the most senior class having a priority right to the cash flow from the mortgage loans until its payment requirements are satisfied. To the extent that there are defaults and unrecoverable losses on the underlying mortgage loans, resulting in reduced cash flows, the most subordinate security will be the first to bear this loss. Because subordinate and residual interests generally have no credit support, to the extent there are realized losses on the mortgage loans comprising the mortgage collateral for such debt securities, we may not recover the full amount or, indeed, any of our remaining investment in such subordinate and residual interests.

     Subordinate and residual interests are affected by the rate and timing of payments of principal (including prepayments, repurchase, defaults and liquidations) on the mortgage loans underlying a series of mortgage-related securities. The rate of principal payments may vary significantly over time depending on a variety of factors such as the level of prevailing mortgage loan interest rates and economic, demographic, tax, legal and other factors, although in the absence of defaults or interest shortfalls all subordinates receive interest. In periods of declining interest rates, rates of prepayments on mortgage loans generally increase, and if the rate of prepayments is faster than anticipated, then the yield on subordinates will generally be positively affected and the yield on residuals will be negatively affected.

     We periodically assess the carrying value of our subordinate securities and residual securities retained. There can be no assurance that our estimates used to determine the value of subordinate securities and residual securities retained will be accurate for the life of each securitization. If actual loan prepayments or defaults exceed our estimates, the carrying value of our subordinate securities and residual securities retained may be decreased during the period in which we recognized the disparity.

     We also have invested in loans that we hold for resale related to our Residential Origination Services business. We believe that we have established adequate reserves for declines in fair values below cost in accordance with generally accepted accounting principles. Future increases to these reserves may be necessary, however, due to changes in economic conditions and the performance of these loans prior to their sale or securitization. Increases in our reserves for declines in fair value below cost would adversely affect our results of operations. The carrying value of our loans held for resale at December 31, 2005 was $624,671, net of market valuation reserves of $7,659.

Our directors and executive officers collectively own a large percentage of our common shares and could influence or control matters requiring shareholder approval.

     Our directors and executive officers and their affiliates collectively own or control approximately 45% of our outstanding common shares. This includes approximately 31% owned or controlled by our chairman and chief executive officer, William C. Erbey, and approximately 13% owned or controlled by our director and former chairman, Barry N. Wish. As a result, these shareholders could influence or control virtually all matters requiring shareholder approval, including amendment of our articles of incorporation, the approval of mergers or similar transactions and the election of all directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     The following table sets forth information relating to our primary facilities at December 31, 2005:

                          Location                             Owned/Leased   Square Footage
------------------------------------------------------------   ------------   --------------
EXECUTIVE OFFICE AND HEADQUARTERS:
    West Palm Beach, Florida ...............................      Leased              41,860

SERVICING OPERATIONS CENTER:
    Orlando, Florida .......................................      Owned              120,000

MORTGAGE FULFILLMENT CENTER:
    Downers Grove, Illinois ................................      Leased              20,452

BUSINESS OPERATIONS AND TECHNOLOGY SUPPORT OFFICES:
    Bangalore, India .......................................      Leased              92,650

    Bangalore, India .......................................      Leased              56,960

    Mumbai, India ..........................................      Leased              46,280

     In addition to the facilities listed above, GSS leases a total of four offices for commercial servicing and consulting operations, one each in Taiwan, China, Canada and Germany. Also, BOK has two offices in Germany, one in Berlin and one in Frankfurt.

ITEM 3. LEGAL PROCEEDINGS (Dollars in thousands)

     A description of material pending or recently settled legal proceedings to which OCN or its subsidiaries are a party follows:

     As discussed in Item 1, Business, under the terms of the Assignment and Assumption agreement, OLS has become the successor to the Bank with respect to all legal actions. Therefore, any references to the Bank in connection with the following legal matters pertain to OLS as successor.

     On April 13, 2004, the United States Judicial Panel on Multi-District Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs' mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the "MDL Proceeding"). The consolidated lawsuits in which the Bank and/or OCN are defendants involve 60 mortgage loans currently or previously serviced by the Bank. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in these lawsuits seek class action certification. No class has been certified in the MDL Proceeding or any related lawsuits. On August 23, 2004, plaintiffs in the MDL Proceeding filed a Consolidated Complaint containing various claims under federal statutes, including the Real Estate Settlement Procedures Act and Fair Debt Collection Practices Act, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees and property inspection fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Consolidated Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave from the court to amend the Consolidated Complaint or otherwise seeking damages should the matter proceed to trial. On April 25, 2005, the court entered an Opinion and Order granting us partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees and other legitimate default or foreclosure related expenses. The court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs' claims challenge the propriety of the above-mentioned fees. On March 22, 2006, the court denied defendants' motions to dismiss various portions of the Consolidated Complaint on federal preemption and procedural grounds, as well as our motion to dismiss OCN from the case for lack of personal jurisdiction. The court has not ruled on class certification. We cannot currently determine the ultimate outcome of the MDL Proceeding or the other matters described above and have not established a reserve in respect thereof. We believe the allegations in the MDL Proceeding and the other matters described above are without merit and will continue to vigorously defend against them.

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

     On February 8, 2005, a jury in Circuit Court for Palm Beach County, Florida returned verdicts of $1,000 and $1,056 in compensatory damages in favor of two former employees of the Bank in a lawsuit against OCN and the Bank. The jury rejected plaintiffs' request for punitive damages. The plaintiffs brought claims under the Florida Civil Rights Act, the Florida Whistleblower Act and state tort law, arising out of an alleged invasion of privacy and related incidents allegedly committed by other former employees of the Bank in 1998 for which plaintiffs sought to hold the Ocwen defendants vicariously liable. We believe the verdicts, which were reduced to final judgments on May 20, 2005, as well as an additional award of $900 in plaintiffs' attorneys' fees, are against the weight of evidence and contrary to law. Our appeals therefrom have been taken to the Florida Court of Appeals for the Fourth District. We intend to continue to vigorously defend this matter.

     On November 29, 2005, a jury in County Court for Galveston County, Texas, returned a verdict of $11,500 in compensatory and punitive damages and attorneys' fees against OCN in favor of a plaintiff borrower who defaulted on a mortgage loan we serviced. The plaintiff claimed that OCN's foreclosure on the loan violated the Texas Deceptive Trade Practices Act and other state statutes and common law. On February 9, 2006, the trial court reduced the jury verdict and entered judgment in the amount of $1,830 which was comprised of $5 in actual damages, approximately $675 in emotional distress, statutory and other damages and interest, and $1,150 for attorneys' fees. We believe the judgment was against the weight of evidence and contrary to law and have asked the trial court to set it aside. We intend to continue to vigorously defend this matter and, if necessary, will take an appeal to the Texas Court of Appeals.

     OCN is also subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We continuously monitor the status of our litigation, including advice from external legal counsel, and perform periodic assessments of our litigation for potential loss accrual and disclosure. We accrue a litigation reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF THE COMPANY'S COMMON STOCK

     The common stock of Ocwen Financial Corporation is traded under the symbol "OCN" on the New York Stock Exchange ("NYSE"). The following table sets forth the high and low closing sales prices for our common stock, as traded on the
NYSE:

                                                         High            Low
                                                     ------------   ------------
2005
First quarter ....................................   $       9.54   $       7.77
Second quarter ...................................           8.26           6.50
Third quarter ....................................           7.92           6.68
Fourth quarter ...................................           8.76           6.88

2004
First quarter ....................................   $      11.50   $       8.48
Second quarter ...................................          12.57           9.56
Third quarter ....................................          11.99           7.75
Fourth quarter ...................................           9.56           7.50

     At the close of business on March 10, 2006, our common stock price was
$9.84

     The payment of any dividends by us will be significantly dependent on dividends and other payments received from our subsidiaries, which may be affected by either restrictive covenants or regulatory compliance. We do not currently pay cash dividends on common stock and have no current plans to do so in the future. The timing and amount of future dividends, if any, will be determined by our Board of Directors and will depend, among other factors, upon our earnings, financial condition, cash requirements, the capital requirements of subsidiaries and investment opportunities at the time any such payment is considered. In addition, the indentures relating to the Junior Subordinated Debentures as well as the covenants relating to our lines of credit and other secured borrowings and the Guaranty agreement with the OTS contain limitations on our payment of dividends.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATES

     Information regarding purchases of our own common stock during 2005 is as follows:

                                                                    Total Number of Shares      Maximum Number of
                                                                     Purchased as Part of    Shares That May Yet Be
                                        Number of   Average Share     Publicly Announced       Purchased under the
            Perioda                      Shares      Price Paid            Plans (1)                  Plans
--------------------------------------  ---------   -------------   ----------------------   ----------------------
Three months ended March 31 ..........         --              --                       --                5,568,900
Three months ended June 30 ...........         --              --                       --                5,568,900
Three months ended September 30 ......         --              --                       --                5,568,900
Three months ended December 31 .......         --              --                       --                5,568,900
                                        ---------
    Total for the year ...............         --
                                        =========

(1) A plan was announced May 9, 2000 to repurchase up to 6,000,000 shares of outstanding common stock.

NUMBER OF HOLDERS OF COMMON STOCK

     At March 10, 2006, 63,358,466 shares of our common stock were outstanding and held by approximately 1,287 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except share data)

     The following tables present selected consolidated financial information of Ocwen Financial Corporation and its subsidiaries at the dates and for the years indicated. Our historical balance sheet and operations data at and for the five years ended December 31, 2005 have been derived from our audited financial statements. Prior to debanking we followed the presentation requirements of Securities and Exchange Commission Regulation S-X, Article 9, Bank Holding Companies. After debanking and effective December 31, 2005, we revised the presentation of our consolidated financial statements. These revisions consisted principally of reclassifying expenses formerly netted against related revenues to new expense categories and reclassifying certain liabilities for funds collected from borrowers that had been netted against cash to a new liability category. See Note 1 to the Consolidated Financial Statements for additional information regarding these reclassifications. We have reclassified certain amounts included in the prior years to conform to the 2005 presentation. The selected consolidated financial information should be read in conjunction with the information we have provided in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

     Beginning in late 1999 and early 2000, we shifted our business activities away from businesses involving the acquisition of commercial loans, real estate and affordable housing properties. Since then, our results reflect the ongoing management and resolution of these assets, nearly all of which were sold or otherwise resolved by the end of 2005. At the same time, we shifted our focus toward growing fee-based businesses, primarily residential loan servicing. Effective June 30, 2005, we terminated our banking subsidiary's status as a federal savings bank and as a result we are no longer able to accept customer deposits in the U.S. On that same date, an unaffiliated bank assumed the customer deposits associated with our bank branch facility in New Jersey. Since 2000, we had been reducing our reliance on deposits as a source of funding.

                                                                                        December 31,
                                                          ------------------------------------------------------------------------
                                                              2005           2004           2003           2002           2001
                                                          ------------   ------------   ------------   ------------   ------------
BALANCE SHEET DATA
Total assets ..........................................   $  1,854,133   $  1,582,532   $  1,326,356   $  1,291,762   $  1,783,663
  Loans held for resale ...............................        624,671          8,437             --             --             --
  Match funded assets, net ............................        377,105        280,760        130,087        167,744        174,351
  Advances ............................................        219,716        240,430        374,769        266,356        283,183
  Mortgage servicing rights ...........................        148,663        131,409        166,495        171,611        101,107
Total liabilities .....................................      1,504,873      1,250,894      1,007,813        923,017      1,343,398
  Match funded liabilities ............................        339,292        244,327        115,394        147,071        156,908
  Debt securities, lines of credit and other secured
    borrowings (1) ....................................        780,777        281,861        206,633        159,721        324,013
  Deposits and escrows ................................             --        376,591        546,145        503,201        722,074
Capital Securities (1) ................................             --             --             --         56,249         61,159
Stockholders' equity ..................................        347,407        330,108        317,258        310,718        379,106

                                                                            For the Years Ended December 31,
                                                          ------------------------------------------------------------------------
                                                              2005           2004           2003           2002           2001
                                                          ------------   ------------   ------------   ------------   ------------
OPERATIONS DATA
Net income (loss) .....................................   $     15,065   $     57,724   $      4,772   $    (68,775)  $   (124,782)
Total revenue .........................................        375,376        359,886        315,133        240,355        188,777
Operating expenses ....................................        353,486        335,439        295,560        254,141        226,351
Other income (expense) ................................         (1,010)           953        (14,053)       (68,173)        (4,208)
Income tax expense (benefit) ..........................          5,815        (32,324)           748          2,983         83,000
Net income (loss) before effect of change in
  accounting principle ................................         15,065         57,724          4,772        (84,941)      (124,782)
Effect of change in accounting principle, net of
  tax (2) .............................................             --             --             --         16,166             --

EARNINGS (LOSS) PER SHARE
Basic:
  Net income (loss) before effect of accounting
    change ............................................   $       0.24   $       0.88   $       0.07   $      (1.26)  $      (1.86)
  Effect of change in accounting principle, net of
    tax ...............................................             --             --             --           0.24             --
                                                          ------------   ------------   ------------   ------------   ------------
    Net income (loss) .................................   $       0.24   $       0.88   $       0.07   $      (1.02)  $      (1.86)
                                                          ============   ============   ============   ============   ============
Diluted: (3)
  Net income (loss) before effect of accounting
    change ............................................   $       0.24   $       0.82   $       0.07   $      (1.26)  $      (1.86)
  Effect of change in accounting principle, net of
    tax ...............................................             --             --             --           0.24             --
                                                          ------------   ------------   ------------   ------------   ------------
    Net income (loss) .................................   $       0.24   $       0.82   $       0.07   $      (1.02)  $      (1.86)
                                                          ============   ============   ============   ============   ============

Weighted average common shares outstanding:
  Basic ...............................................     62,912,768     65,811,697     67,166,888     67,321,299     67,227,058
  Diluted (3) .........................................     63,885,439     73,197,255     68,063,873     67,321,299     67,227,058

(1) Effective with our adoption of Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", on July 1, 2003, we reclassified the $56,249 outstanding balance of our Capital Securities to liabilities (Debt Securities). Beginning with the third quarter of 2003, distributions are reported as interest expense.

(2) Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002 we reversed the unamortized balance of the excess of net assets acquired over purchase price (negative goodwill) of $18,333 we had originally recorded in connection with our acquisition of Ocwen Asset Investment Corp. in 1999 and recorded $3,333 of impairment charges on goodwill and intangible assets. These amounts have been reported as the effect of a change in accounting principle, net of an income tax benefit of $1,166.

(3) The assumed conversion of the 3.25% Convertible Notes we issued in July 2004 has been reflected in the calculation of weighted average common shares outstanding in computing diluted earnings per share for 2004, in accordance with Emerging Issues Task Force ("EITF") Issue 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share". Conversion of the Convertible Notes to common shares was not assumed for 2005 because the effect would be antidilutive. Interest expense, net of income tax, has been added back to net income for purposes of computing diluted earnings per share for 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     (Dollars in thousands, except share data)

     The following discussion of our results of operations, consolidated financial condition and capital resources and liquidity should be read in conjunction with our Selected Consolidated Financial Information, Consolidated Financial Statements and the related notes, all included elsewhere herein.

CRITICAL ACCOUNTING POLICIES

     Our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of risks in the marketplace or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management's Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail in Note 1 of our Consolidated Financial Statements (which are incorporated herein by reference). The following is a summary of our more subjective and complex accounting policies, as they relate to our overall business strategy.

VALUATION OF MORTGAGE SERVICING RIGHTS

     Our most significant business is our Residential Servicing business. Inherent in our growth of this business has been the acquisition of mortgage servicing rights, an intangible asset representing the present value of the right to service loans in a portfolio. As of December 31, 2005, we held $148,663 of mortgage servicing rights with a fair value of $183,755. The most critical accounting policy for this business is the methodology we use to determine the value of mortgage servicing rights. Application of this methodology requires the development of a number of estimates, including anticipated amortization and periodic revaluation. We estimate the fair value of our mortgage servicing rights based on the results of our internal valuation and an external valuation obtained from an independent third-party valuation specialist. Our internal valuation calculates the present value of estimated future cash flows utilizing market-based assumptions. The more significant assumptions used in our internal valuation include:

o    Prepayment speeds
o    Compensating interest expense
o    Delinquency experience
o    Discount rate
o    Interest rate used for computing the cost of servicing advances
o    Interest rate used for computing float earnings
o    Cost of servicing

     Prepayment speeds and delinquency experience are derived from our historical experience by strata. Our strata are based upon loan type, which represents the predominant risk characteristics of the underlying loans, including:

o    Subprime
o    ALT A
o    High-loan-to-value
o    Re-performing
o    Special servicing
o    Non-residential mortgage
o    Other

     For the Subprime and Alt A loan types, the loans are further stratified by product type between adjustable and fixed rate.

     The table presented below provides overall prepayment speed and delinquency assumptions (expressed as a percentage) by strata projected over a five-year period as of December 31, 2005:

                                             Prepayment Speed   Delinquency
                                             ----------------   -----------
   Subprime .............................       34% -- 48%       0% -- 19%
   ALT A ................................       38% -- 51%       0% -- 10%
   High LTV .............................       49% -- 51%           9%
   Re-performing ........................       30% -- 34%          10%
   Special servicing ....................       34% -- 36%          24%
   Non-residential mortgage .............       32% -- 51%           4%
   Other ................................       28% -- 30%           4%

     The discount rate, interest rate for the cost of financing advances, interest rate for float earnings and the cost of servicing are based on the market assumptions provided by our third-party valuation specialist. As of December 31, 2005, these assumptions were as follows:

o    Discount rate of 18%
o Interest rate of one-month LIBOR plus 200 basis points for the cost of financing advances
o    Interest rate equal to the Federal Funds Rate for float earnings
o Assumptions regarding the cost of servicing vary by strata, and range from a low of $65 per year for a performing Alt A loan to a high of $710 per year for a loan that is in foreclosure.

     Changes in these assumptions are generally expected to impact our results of operations as summarized below:

o Increases in prepayment speeds generally reduce the value of our mortgage servicing rights as the underlying loans prepay faster, causing higher mortgage servicing rights amortization, higher compensating interest payments and lower overall servicing fees, partially offset by lower overall cost of servicing and increased float balances and income.
o Increases in delinquencies generally reduce the value of our mortgage servicing rights as the cost of servicing increases during the delinquency period and the amount of servicing advances and related interest expense increases.
o Increases in the discount rate reduce the value of our mortgage servicing rights due to the lower overall net present value of the combined cash flows.
o Increases in interest rate assumptions for the cost of servicing advances will increase interest expense while rate increases will also increase the amount of float earnings we recognize as fee income.
o Increases in interest rate assumptions also generally increase the value of our mortgage servicing rights as the projected prepayment rate for the underlying loans slows, while decreases in interest rate assumptions generally reduce the value of our mortgage servicing rights as the projected prepayment rate for the underlying loans increases.

     We perform an interest rate sensitivity analysis of our mortgage servicing rights portfolio every quarter. We currently estimate that the fair value of the portfolio increases by 3.21% for every 50 basis point (bps) increase in interest rates and reduces by 3.37% for every 50 bps decline in interest rates.

     An impairment analysis is performed after grouping our loans into the seven strata based on loan type which represents the predominant risk characteristics of the underlying loans. The risk factors used to assign loans to strata include the credit score (FICO) of the borrower, the loan to value ratio, the type of asset (mortgage or non-mortgage) and the default risk.

     We amortize mortgage servicing rights over the period of estimated net servicing income based on our projections of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted periodically based on actual results and updated projections. During 2003 and 2004, and most of 2005, mortgage prepayment speeds in our servicing portfolio remained high, resulting in a substantial rate of amortization of the balance of servicing rights.

VALUATION OF DEFERRED TAX ASSETS

     Another accounting policy that requires the use of estimates and the application of judgment is the determination of our overall tax provision and the evaluation of the realizability of our gross deferred tax assets. As of December 31, 2005 we had gross deferred tax assets of $184,072, and a corresponding valuation allowance of $163,802 resulting in a net deferred tax asset of $20,270. Our valuation allowance was primarily established in 2001, when we recorded an $83,000 provision to increase the valuation allowance on our prior years' deferred tax assets. During 2003 and 2002, we provided an additional valuation allowance equal to the amount of any deferred tax assets recorded during the year. During

2004, we recorded a $35,518 partial reversal of the valuation allowance we had established on the deferred tax asset in prior years. This reduction in the allowance in 2004 was the result of refund claims we filed with the IRS that reduced our deferred tax asset and increased our income tax receivable balance by the same amount. The evaluation of the need to maintain our valuation allowance takes into consideration our recent earnings history, current tax position and estimates of future taxable income. The tax character (ordinary versus capital) and the carry-forward and carry-back periods of certain tax attributes (e.g., capital losses and tax credits) are also considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to realizability of the deferred tax assets. The determination of the amount of the aggregate valuation allowance is based on scenario analyses of the projected results of operations by line of business resulting in a range of potential valuation allowances, within which a final amount is determined. We assess the amount of the valuation allowance each quarter and a change in the valuation allowance may be warranted in the future.

OVERVIEW

CHANGES IN FINANCIAL CONDITION

     Total assets rose to $1,854,133 during 2005, as compared to $1,582,532 as of December 31, 2004. This increase is primarily due to a $616,234 increase in our loans held for resale, which is largely comprised of residential loans that we purchased during the fourth quarter, and a $96,345 increase in match funded residential servicing advances. Offsetting these increases was a $357,810 decline in cash and investment grade securities which largely resulted from the cash payment we made to Marathon upon its assumption of the customer deposit liabilities in connection with debanking. Also, during 2005 we collected the $63,398 of federal income tax refund claims and related interest that existed at December 31, 2004.

     Total liabilities increased to $1,504,873 at December 31, 2005 as compared to $1,250,894 at December 31, 2004. This increase is largely the result of a repurchase agreement with a balance of $459,400 entered into to finance the purchase of loans held for resale and a $94,965 increase in match funded liabilities as we utilized increased borrowing capacity. Offsetting these increases was the removal of customer deposits and escrow deposits from our balance sheet at the completion of debanking. These deposits totaled $376,591 at December 31, 2004. Also, during 2005, we repurchased $76,920 of our debt securities.

     At December 31, 2005, we had $269,611 of cash, $398,321 of unused borrowing capacity on our existing lines, including $178,831 that is available to a consolidated VIE, and $347,407 of equity.

RESULTS OF OPERATIONS

     We recorded net income of $15,065 for 2005 as compared to net income of $57,724 and $4,772 for 2004 and 2003, respectively. Our basic earnings per share were $0.24 for 2005, as compared to $0.88 and $0.07 for 2004 and 2003, respectively. Net income for 2004 includes an income tax benefit of $32,324 that largely resulted from a $35,518 partial reversal of the valuation allowance that we had established on our deferred tax asset in prior years. Pre-tax income was $20,880, $25,400 and $5,520 for 2005, 2004 and 2003, respectively.

     Our 2005 results reflect a strong performance in our Residential Servicing segment whose pre-tax income rose by $5,056, or 30% in 2005 as compared to 2004. This increase primarily reflects the positive impact of rising short-term interest rates on our revenue from custodial accounts ("float earnings") and a reduction in total operating expenses, offset in part by continued high mortgage prepayment speeds for most of 2005 and a reduction in the properties being marketed under our contract with the United States Department of Veterans Affairs ("VA"). Residential Servicing is our most profitable segment with pre-tax income of $21,695, $16,639 and $25,683 for 2005, 2004 and 2003,
respectively. After incurring pre-tax losses in 2003 and 2004 due to significant start-up costs related to our international operations, Commercial Servicing earned a profit of $2,940 in 2005 on higher fees earned from both domestic and international operations. Offsetting these improvements were declines in both our Residential Origination Services and Ocwen Recovery Group segments. Pre-tax income for Residential Origination Services declined by $17,953 or 133% in 2005, primarily reflecting losses from our new mortgage due diligence and loan processing business, reduced earnings from our UK residual security portfolio, a charge to recognize the full impairment of a working capital investment in a consolidated variable interest entity ("VIE") and a charge to reduce the carrying value of our loans held for resale to market value. After being profitable in 2003 and 2004, Ocwen Recovery Group incurred a pre-tax loss of $(684) in 2005 primarily reflecting a shift in revenue from maturing proprietary assets to lower yielding third-party contracts.

     Results of our Corporate Items and Other segment have continued to improve with pretax income of $154 in 2005 as compared to losses of ($10,639) and ($27,153) in 2004 and 2003. This improvement is largely due to reduced interest expense, the recognition of interest income on federal income tax refund claims in 2005 and 2004, gains from the repurchase of debt securities in 2005 and reduced losses from the Commercial Assets business.

     We provide additional financial information and discuss our segment results in the following section.

SEGMENTS

     The following section provides a discussion of the changes in financial condition of our business segments during the year ended December 31, 2005 and a discussion of pre-tax results of operations of our business segments for the three-year period ended December 31, 2005.

     The following table presents the assets and liabilities of each of our business segments at December 31, 2005:

                                                                  Ocwen      Residential    Business      Corporate      Business
                                   Residential   Commercial     Recovery     Origination     Process      Items and      Segments
                                    Servicing     Servicing       Group       Services     Outsourcing      Other      Consolidated
                                   -----------   -----------   -----------   -----------   -----------   -----------   ------------
ASSETS
   Cash ........................   $        --   $     3,057   $        --   $     2,181   $        --   $   264,373   $    269,611
   Trading securities:
     Investment grade ..........            --            --            --            --            --         1,685          1,685
     Subordinates and
       residuals ...............            --            --            --        27,023            --         3,254         30,277
   Loans held for resale .......            --            --            --       624,671            --            --        624,671
   Match funded assets .........       377,105            --            --            --            --            --        377,105
   Advances ....................       215,207           389            --         3,022            --         1,098        219,716
   Mortgage servicing rights ...       148,663            --            --            --            --            --        148,663
   Receivables .................        23,323         2,508           864        18,497         1,183        21,891         68,266
   Premises and equipment ......         1,730           302           120           719            10        37,227         40,108
   Other assets ................        17,532           177            18         3,319            --        52,985         74,031
                                   -----------   -----------   -----------   -----------   -----------   -----------   ------------
     Total assets ..............   $   783,560   $     6,433   $     1,002   $   679,432   $     1,193   $   382,513   $  1,854,133
                                   ===========   ===========   ===========   ===========   ===========   ===========   ============

LIABILITIES
   Match funded liabilities ....   $   339,292   $        --   $        --   $        --   $        --   $        --   $    339,292
   Servicer liabilities ........       298,892            --            --            --            --            --        298,892
   Lines of credit and other
      secured borrowings .......        81,218            --            --       530,569            --        14,661        626,448
   Debt securities .............            --            --            --            --            --       154,329        154,329
   Other liabilities ...........        26,358         3,220         2,773         7,657            --        45,904         85,912
                                   -----------   -----------   -----------   -----------   -----------   -----------   ------------
     Total liabilities .........   $   745,760   $     3,220   $     2,773   $   538,226   $        --   $   214,894   $  1,504,873
                                   ===========   ===========   ===========   ===========   ===========   ===========   ============

     The following table presents the pre-tax statement of operations for each of our business segments for the year ended December 31, 2005:

                                                                  Ocwen      Residential    Business      Corporate      Business
                                   Residential   Commercial     Recovery     Origination     Process      Items and      Segments
                                    Servicing     Servicing       Group       Services     Outsourcing      Other      Consolidated
                                   -----------   -----------   -----------   -----------   -----------   -----------   ------------
REVENUE
  Servicing and subservicing
    fees .......................   $   268,122   $    14,030   $    11,683   $        --   $        --   $      (266)  $    293,569
  Process management fees ......         7,423            --            --        54,511        11,265        (1,238)        71,961
  Other revenues ...............         4,115         5,481            --           221            --            29          9,846
                                   -----------   -----------   -----------   -----------   -----------   -----------   ------------
     Total revenue .............       279,660        19,511        11,683        54,732        11,265        (1,475)       375,376
                                   -----------   -----------   -----------   -----------   -----------   -----------   ------------

OPERATING EXPENSES
  Compensation and benefits             35,022         8,943         5,437        12,581         3,776        28,866         94,625
  Amortization of servicing
    rights .....................        96,692            --            --            --            --            --         96,692
  Occupancy and equipment ......         9,605           981         1,110         1,643           583         3,754         17,676
  Technology and
    communications .............        22,700         3,119         1,871         7,538         2,386        (7,239)        30,375
  Professional services ........        13,862         1,036           683         3,680             3         6,711         25,975
  Servicing and origination ....        36,446            70           520        24,049            --            (2)        61,083
  Other operating expenses .....        22,190         2,270         3,094        21,730         3,197       (25,421)        27,060
                                   -----------   -----------   -----------   -----------   -----------   -----------   ------------
     Total operating expenses ..       236,517        16,419        12,715        71,221         9,945         6,669        353,486
                                   -----------   -----------   -----------   -----------   -----------   -----------   ------------

OTHER INCOME (expense)
   Interest income .............           323           386            --        16,745            --         7,784         25,238
   Interest expense ............       (21,752)         (582)           --        (6,672)          (97)       (8,158)       (37,261)
   Gain (loss) on trading
     securities ................            --            --            --            (7)           --            20             13
   Gain (loss) on debt
     repurchases ...............            --            --            --            --            --         4,258          4,258
   Other, net ..................           (19)           44           348         1,973             2         4,394          6,742
                                   -----------   -----------   -----------   -----------   -----------   -----------   ------------
     Other income (expense),
       net .....................       (21,448)         (152)          348        12,039           (95)        8,298         (1,010)
                                   -----------   -----------   -----------   -----------   -----------   -----------   ------------
Pre tax income (loss) ..........   $    21,695   $     2,940   $      (684)  $    (4,450)  $     1,225   $       154   $     20,880
                                   ===========   ===========   ===========   ===========   ===========   ===========   ============

RESIDENTIAL SERVICING

     Total assets increased by $96,327 or 14% during 2005, primarily due to a $100,479 increase in match funded advances. Additionally, mortgage servicing rights increased by $17,254 as a result of an increase in acquisitions, and advances declined by $26,762. The $83,923 or 13% increase in total liabilities of this segment during 2005 is primarily due to a $99,099 increase in match funded liabilities. Also, escrow deposits declined by $85,861 as a result of debanking, and net borrowings under secured credit lines increased by $45,541. The increase in match funded assets and liabilities primarily reflects a $100,000 increase in borrowing capacity during 2005.

                                                            December 31,
                                                     ---------------------------
Selected balance sheet data                              2005           2004
--------------------------------------------------   ------------   ------------
Total assets .....................................   $    783,560   $    687,233
    Match funded advances ........................        377,105        276,626
    Advances .....................................        215,207        241,969
    Mortgage servicing rights ....................        148,663        131,409
    Receivables ..................................         23,323         24,012
Total liabilities ................................   $    745,760   $    661,837
    Match funded liabilities .....................        339,292        240,193
    Servicer liabilities .........................        298,892        291,265
    Lines of credit and other secured borrowings .         81,218         35,677
    Escrow deposits ..............................             --         85,861

     Match Funded Advances. Match funded advances consist of the following:

                                                            December 31,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
Principal and interest ...........................   $    174,252   $    107,102
Taxes and insurance ..............................        129,700        107,710
Other ............................................         73,153         61,814
                                                     ------------   ------------
                                                     $    377,105   $    276,626
                                                     ============   ============

     Match funded advances on loans serviced for others resulted from our transfer of residential loan servicing related advances to a third party in exchange for cash. The original and subsequent transfers did not qualify as sales for accounting purposes since we retained effective control of the advances. Accordingly, we report the amount of proceeds received from the sale as a secured borrowing with pledge of collateral (match funded liabilities). The increase in match funded advances is primarily the result of a $100,000 increase during 2005 in the amount of debt available at favorable rates under the match funded securitization facility that we first executed in November 2004.

     Advances. Advances consist of the following:

                                                            December 31,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
Principal and interest ...........................   $     40,201   $     51,366
Taxes and insurance ..............................         98,331         94,642
Other ............................................         76,675         95,961
                                                     ------------   ------------
                                                     $    215,207   $    241,969
                                                     ============   ============

     During any period in which the borrower is not making payments, we are required under certain servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We generally recover these advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record a charge to the extent that we estimate that advances are uncollectible, taking into consideration the age and nature of the advance and our historical loss experience, among other factors. Advances on loans serviced for others are net of reserves of $570 and $2,437 as of December 31, 2005 and 2004, respectively.

     Mortgage Servicing Rights. The unamortized balance of mortgage servicing rights is primarily related to subprime residential loans. Our investment increased by $17,254 during 2005 as purchases exceeded amortization. Mortgage servicing rights declined during 2004 as amortization exceeded purchases, reflecting the more cautious acquisition strategy that we had adopted given the uncertainty of prepayment speeds. Of the $113,946 of purchases in 2005, $57,238 or 50% closed during the fourth quarter, reflecting an improvement in market conditions.

                                                           December 31,
                                                    ---------------------------
                                                        2005           2004
                                                    ------------   ------------
Balance at beginning of period ...................  $    131,409   $    166,495
Purchases ........................................       113,946         60,950
Amortization .....................................       (96,692)       (96,036)
                                                    ------------   ------------
Balance at end of period .........................  $    148,663   $    131,409
                                                    ============   ============

     At December 31, 2005, we serviced loans under 466 servicing agreements for 22 investors. This compares to 345 servicing agreements for 22 investors at December 31, 2004.

     Receivables. Receivables related to the Residential Servicing business include $15,674 and $12,801 at December 31, 2005 and December 31, 2004, respectively, representing fees earned from the servicing of loans and real estate. The remaining balance consists principally of reimbursable expenses due from loan servicing investors. The total balance of receivables for this segment is net of reserves of $6,509 and $3,395 at December 31, 2005 and December 31, 2004, respectively.

     Match Funded Liabilities. Match funded liabilities represent proceeds received from transfers of loans and advances on loans serviced for others. Because we retained effective control over the assets transferred, these transfers did not qualify as sales for accounting purposes, and we, therefore, report them as secured borrowings with pledges of collateral.

                                                                          Balance Outstanding at
                                                           Unused              December 31,
                                                          Borrowing    ---------------------------
  Collateral                 Interest Rate                Capacity         2005           2004
---------------   -----------------------------------   ------------   ------------   ------------
Advances (1)      See (1) below                         $     36,057   $    238,943   $    149,341
Advances (2)      1-Month LIBOR + 175 basis points            24,651        100,349         90,852
                                                        ------------   ------------   ------------
                                                        $     60,708   $    339,292   $    240,193
                                                        ============   ============   ============

(1) In November 2004, we executed a servicing advance securitization. This transaction involved the issuance of a term note for $100,000 and a one-year variable funding note for a maximum of $75,000. On March 31, 2005, we executed an indenture supplement to the November 2004 securitization with a closing date of April 6, 2005.This supplement included the issuance of a second term note for $75,000. In addition, the maximum amount of the variable funding note was increased to $100,000.The original term note bears interest at LIBOR plus 50 basis points, and the second term note bears interest at LIBOR plus 40 basis points. The variable funding note bears interest at a commercial paper rate plus a margin that approximates LIBOR plus 50 basis points. The original term note under this facility has a stated maturity of October 2013, and the second term note has a stated maturity of March 2014.The variable funding note has a stated maturity of November 2011.The variable funding note has a stated maturity of November 2010. 1-Month LIBOR was 4.39% and 2.40% at December 31, 2005 and 2004, respectively.
(2) Under the terms of the agreement, we are eligible to finance additional advances on loans serviced for others up to a maximum balance of $125,000. This facility will mature in January 2007.

     Servicer Liabilities. Servicer liabilities represent amounts we have collected, primarily from Residential Servicing borrowers, that will be deposited in custodial accounts and excluded from our balance sheet, paid directly to an investment trust or refunded to borrowers. The following table sets forth the principal components of servicer liabilities:

                                                            December 31,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
Borrower payments due to custodial accounts ......   $    225,862   $    255,040
Escrow payments due to custodial accounts ........         22,573          3,786
Partial payments and other unapplied balances ....         50,457         32,439
                                                     ------------   ------------
                                                     $    298,892   $    291,265
                                                     ============   ============

     Lines of Credit and Other Secured Borrowings. Secured line of credit arrangements are as follows:

                                                                                        Balance Outstanding at
                                                                         Unused              December 31,
                                                                        Borrowing    ---------------------------
    Borrowing Type          Interest Rate (1)          Maturity         Capacity         2005           2004
---------------------     ---------------------      -------------    ------------   ------------   ------------
Senior secured credit     1-Month LIBOR + 162.5
  agreement (2)            or 225 basis points         June 2006      $     58,782   $     81,218   $     24,218
Senior secured credit      1-Month LIBOR + 250
  agreement (3)               basis points           December 2005              --             --         11,458
                                                                      ------------   ------------   ------------
                                                                      $     58,782   $     81,218   $     35,676
                                                                      ============   ============   ============

(1) 1-month LIBOR was 4.39% and 2.40% at December 31, 2005 and 2004, respectively.
(2) Secured by mortgage servicing rights and advances on loans serviced for others. Borrowing secured by mortgage servicing rights is at LIBOR plus 225 basis points. Borrowing secured by other acceptable collateral is at LIBOR plus 162.5 basis points. The interest rate may be reduced to 1.625% or 2.25% to the extent that we have available balances on deposit with the lender.
(3) We repaid in full the balance outstanding under this credit agreement during the second quarter of 2005 and terminated the agreement.

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

     Pre-tax income for the Residential Servicing segment increased by $5,056, or 30%, in 2005 as compared to 2004. Increases in short-term interest rates during 2005 have had a positive impact on our float earnings on funds that we have received from borrowers that are held in custodial accounts until remitted to investors. However, mortgage prepayment speeds in our servicing portfolio remained high through most of 2005. Not only do prepayments result in the loss of future servicing fees, they also result in increases to the rate at which we amortize the balance of our servicing rights. Prepayments also create an obligation for us to pay compensating interest expense to investors for the full month of interest on loans that are repaid before the end of a calendar month. Results for 2005 also reflect a decline in operating expenses, primarily compensation and benefits and compensating interest, and a decline in earnings from our VA contract due to decreased transaction volumes.

Selected operations data                                                     2005            2004            2003
----------------------------------------------------------------------   ------------    ------------    ------------
Unpaid principal balance of loans serviced at December 31 ............   $ 42,779,048    $ 34,524,491    $ 37,697,318
Number of loans serviced at December 31 ..............................        368,802         320,185         359,590
Average unpaid principal balance of loans serviced for the year ......   $ 37,850,025    $ 35,295,755    $ 33,830,520

Pre-tax income .......................................................   $     21,695    $     16,639    $     25,683
Revenue:
   Servicing and subservicing fees ...................................   $    268,122    $    266,595    $    259,251
   Process management fees ...........................................          7,423           8,165           7,500
   Other .............................................................          4,115           6,049             686
                                                                         ------------    ------------    ------------
     Total revenue ...................................................   $    279,660    $    280,809    $    267,437
                                                                         ============    ============    ============

Operating expenses:
   Compensation and benefits .........................................   $     35,022    $     40,004    $     33,987
   Amortization of servicing rights ..................................         96,692          96,036          93,558
   Occupancy and equipment ...........................................          9,605           9,852           7,270
   Technology and communications .....................................         22,700          20,462          15,411
   Professional services .............................................         13,862          12,547           6,631
   Servicing and origination .........................................         36,446          49,287          48,988
   Other .............................................................         22,190          16,570          15,331
                                                                         ------------    ------------    ------------
     Total operating expenses ........................................   $    236,517    $    244,758    $    221,176
                                                                         ============    ============    ============
Other income (expense):
   Interest income ...................................................   $        323    $        107    $         70
   Interest expense ..................................................        (21,752)        (19,745)        (20,962)
   Other .............................................................            (19)            226             314
                                                                         ------------    ------------    ------------
      Total other income (expense) ...................................   $    (21,448)   $    (19,412)   $    (20,578)
                                                                         ============    ============    ============

     Servicing and Subservicing Fees. The principal components of servicing and subservicing fees are provided in the table below, for the years indicated:

                                                                             2005            2004            2003
                                                                         ------------    ------------    ------------
Servicing fees (1) ...................................................   $    170,522    $    174,274    $    166,425
Late charges .........................................................         35,095          40,149          35,461
Revenue from custodial accounts (float earnings) (2) .................         31,664          16,561          10,821
Prepayment and collection related fees ...............................          8,681          14,086          21,513
Other fees ...........................................................         22,160          21,525          25,031
                                                                         ------------    ------------    ------------
                                                                         $    268,122    $    266,595    $    259,251
                                                                         ============    ============    ============

(1)  Servicing fees for 2005, 2004 and 2003 include $11,880, $19,286 and $4,714, respectively, of real estate property management fees associated with the contract we entered into with the VA in September 2003.
(2) The increase in revenue from custodial accounts in 2005 is due to an increase in short-term interest rates. The yield we earned on these balances averaged 2.83% during 2005 as compared to 1.38% and 1.01% during 2004 and 2003, respectively. Custodial accounts are excluded from our balance sheet. The average balances held in these custodial accounts were approximately $1,119,400, $1,322,200 and $993,000 for 2005, 2004 and 2003
     respectively. The underlying servicing agreements restrict the investment of float balances to certain types of instruments. We are responsible for any losses incurred on the investment of these funds; although to date, we have not incurred any such losses.

     The following table sets forth information regarding residential loans and real estate serviced for others:

                                  Loans (a)(b)(c)               Real Estate (d)                    Total
                            ---------------------------   ---------------------------   ---------------------------
                               Amount          Count         Amount          Count         Amount          Count
                            ------------   ------------   ------------   ------------   ------------   ------------
December 31, 2005:
    Performing ..........   $ 36,532,664        297,649   $         --             --   $ 36,532,664        297,649
    Non-performing ......      5,125,116         57,420      1,121,268         13,733      6,246,384         71,153
                            ------------   ------------   ------------   ------------   ------------   ------------
                            $ 41,657,780        355,069   $  1,121,268         13,733   $ 42,779,048        368,802
                            ============   ============   ============   ============   ============   ============
December 31, 2004:
    Performing ..........   $ 29,227,341        253,617   $         --             --   $ 29,227,341        253,617
    Non-performing ......      3,971,439         48,711      1,325,711         17,857      5,297,150         66,568
                            ------------   ------------   ------------   ------------   ------------   ------------
                            $ 33,198,780        302,328   $  1,325,711         17,857   $ 34,524,491        320,185
                            ============   ============   ============   ============   ============   ============

(a) At December 31, 2005 we serviced 304,234 subprime loans with a total unpaid principal balance of $37,429,090 as compared to 238,105 subprime loans with an unpaid principal balance of $28,374,493 at December 31, 2004. Subprime loans represent residential loans we service that were made by others to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac ("nonconforming loans").
(b) Non-performing loans have been delinquent for 90 days or more. Performing loans are current or have been delinquent for less than 90 days.
(c) We serviced under subservicing contracts approximately 105,873 residential loans with an unpaid principal balance of $10,983,237 as of December 31, 2005. This compares to approximately 58,776 residential loans with an unpaid principal balance of $7,063,232 serviced under subservicing contracts at December 31, 2004.
(d) Real estate includes $683,193 and $839,654 of foreclosed residential properties serviced for the VA at December 31, 2005 and 2004, respectively.

     Compensation and Benefits Expense. The decrease in compensation expense and benefits in 2005 as compared to 2004 has occurred primarily due to a decline in the average number of employees in the U.S. as a result of cost reduction initiatives put in place earlier in the year, including a greater utilization of the lower cost workforce in India. Although average employment in India increased in 2005, total average employment declined and the ratio of India employment to total employment increased significantly as compared to 2004. The increase in compensation and benefits in 2004 as compared to 2003 reflects an increase in average employment, both in the U.S. and India.

     Average employment in the Residential Servicing segment for the last three years is as follows:

                                     2005           2004           2003
                                 ------------   ------------   ------------
India ........................            918            817            671
United States ................            520            682            626
                                 ------------   ------------   ------------
                                        1,438          1,499          1,297
                                 ============   ============   ============

     The increase in average employment in 2004 as compared to 2003 was primarily due to the following:

o The property management contract we entered into with the VA in September 2003 resulted in the need to hire additional staff.
o In September 2003, we terminated our agreement with an external law firm to manage certain aspects of our loan resolution function, which included, among other functions, the issuance of obligatory breach notices to delinquent borrowers, for which the law firm charged us a fee. At that time, we decided to cease to assess these fees to borrowers although it was legally permissible for us to do so under the mortgage documents. Upon termination of the agreement, we began performing these functions internally. This resulted in the need to hire additional staff to perform these functions which increased 2004 compensation and benefit expenses as well as the related occupancy and technology costs.

     Professional Services Expense. Professional services in 2005 includes $3,700 to provide for current and pending litigation, including $1,830 for a judgment in a wrongful foreclosure case. While this amount is substantially less than the initial jury verdict, we believe the award is not justified and will continue to defend the case. See Note 28 to our Consolidated Financial Statements for additional information regarding this matter.

     Servicing and Origination Expenses. The principal components of servicing and origination expenses are:

                                     2005           2004           2003
                                 ------------   ------------   ------------
Compensating interest (1) ....   $     22,210   $     33,115   $     32,315
Satisfaction expense .........          6,273          6,117          2,771
Other ........................          7,963         10,055         13,902
                                 ------------   ------------   ------------
                                 $     36,446   $     49,287   $     48,988
                                 ============   ============   ============

(1) During 2004 and 2003, prepayments on our loans serviced for others increased significantly primarily due to declining mortgage interest rates. Accordingly, we were required to pay increased compensating interest to the securitization trusts for the full month of interest on loans that were repaid before the end of a calendar month.

     Other Operating Expenses. Other primarily consists of overhead allocation charges and bad debt expense. The increase in other operating expenses in 2005 is in large part due to an increase in bad debt expense as a result of providing for aged reimbursable expenses that may be uncollectible. Bad debt expense amounted to $4,598, $1,810 and $328 in 2005, 2004 and 2003, respectively.

COMMERCIAL SERVICING

     The decline in assets and liabilities of this segment during 2005 is primarily due to the sale of two subsidiaries in December 2005 that were engaged in servicing operations in Japan.

                                                            December 31,
                                                     ---------------------------
Selected balance sheet data                              2005           2004
--------------------------------------------------   ------------   ------------
Total assets .....................................   $      6,433   $     13,659
   Match funded loans ............................             --          4,134
   Receivables ...................................          2,508          2,736
Total liabilities ................................   $      3,220          8,028
   Match funded liabilities ......................             --          4,134

     Commercial match funded loans were held by one of the GSS subsidiaries in Japan that was sold in 2005. These match funded loans resulted from the transfer, on a non-recourse basis, of an undivided 100% participation interest in certain real estate loans to a Japanese subsidiary of Merrill Lynch on March 30, 2004 in exchange for cash. The transfer did not qualify as a sale for accounting purposes as we did not meet all of the conditions for surrender of control over the transferred loans. Accordingly, we reported the amount of proceeds we received from the transfer as a secured borrowing with pledge of collateral (match funded liabilities).

     The Commercial Servicing segment became profitable in 2005 on increased revenues, primarily reflecting higher asset resolution fees earned in both our domestic servicing operations and our Asia operations of GSS as well as lower operating expenses. Results for 2003 and 2004 reflect start-up costs related to GSS.

Selected operations data             2005           2004           2003
------------------------------   ------------   ------------   ------------
Pre-tax income (loss) ........   $      2,940   $       (224)  $     (5,736)
Revenue:
    Servicing and subservicing
       fees ..................   $     14,030   $      9,736   $      6,312
    Other ....................          5,481          6,334            949
                                 ------------   ------------   ------------
       Total revenue .........   $     19,511   $     16,070   $      7,261
                                 ============   ============   ============

Operating  expenses ..........   $     16,419   $     17,468   $     13,766

     Servicing Fees. The principal components of servicing fees are:

                                         2005           2004           2003
                                     ------------   ------------   ------------
International servicing fees (1) ..  $      8,961   $      5,281   $      3,867
Domestic servicing fees ...........         5,069          4,455          2,445
                                     ------------   ------------   ------------
                                     $     14,030   $      9,736   $      6,312
                                     ============   ============   ============

(1) International servicing fees include $4,389, $3,507 and $1,674 earned by our Japan operations, which we sold in December 2005.

     The following table sets forth information regarding commercial loans and real estate serviced for others:

                                       Loans                      Real Estate                      Total
                            ---------------------------   ---------------------------   ---------------------------
                               Amount          Count         Amount          Count         Amount          Count
                            ------------   ------------   ------------   ------------   ------------   ------------
December 31, 2005:
    Performing ..........   $  1,389,787            300   $         --             --   $  1,389,787            300
    Non-performing ......        193,635            274         56,719             69        250,354            343
                            ------------   ------------   ------------   ------------   ------------   ------------
                            $  1,583,422            574   $     56,719             69   $  1,640,141            643
                            ============   ============   ============   ============   ============   ============
December 31, 2004:
    Performing ..........   $    847,811            365   $         --             --   $    847,811            365
    Non-performing ......     12,537,631          9,398        121,210             35     12,658,841          9,433
                            ------------   ------------   ------------   ------------   ------------   ------------
                            $ 13,385,442          9,763   $    121,210             35   $ 13,506,652          9,798
                            ============   ============   ============   ============   ============   ============

     At December 31, 2005, our international offices serviced a total of 272 loans with an unpaid principal balance of $1,269,796. This compares to 9,267 loans with an unpaid principal balance of $12,826,411 serviced at December 31, 2004. The reduction is primarily due to the sale of our Japanese operations in the fourth quarter of 2005 which serviced a total of 8,909 loans with an unpaid principal balance of $12,300,754 at December 31, 2004.

OCWEN RECOVERY GROUP

     Overall results for the past three years reflect a shift in revenue from a maturing portfolio of proprietary assets to lower yielding third-party contracts.

Selected operations data                       2005            2004           2003
----------------------------------------   ------------    ------------   ------------
Pre-tax income (loss) ..................   $       (684)   $      3,916   $      5,300
Revenue:
    Servicing fees:
      Third-party collections (1) ......   $     10,345    $     11,575   $      9,167
      Proprietary recoveries (2) .......          1,338           2,071          2,737
                                           ------------    ------------   ------------
        Total revenue ..................   $     11,683    $     13,646   $     11,904
                                           ============    ============   ============

Operating expenses (3) .................   $     12,715    $      9,901   $      6,856

(1) On collections of unsecured receivables for third party owners, we generally earn a fee based upon a percentage of the amount collected.
(2) Recoveries of unsecured credit card receivables that we own have declined as these portfolios have declined in size and have not been replaced. We have not purchased any unsecured credit card receivables since 2000.
(3) The increase in operating expenses in 2005 and 2004 is largely due to the following:
     o Higher compensation and benefits in 2004 and the first half of 2005 due to an increase in staffing levels;
     o An increase in legal fees and settlements in 2005 related to the settlement of contract disputes; and
     o    An increased share of corporate overhead costs in 2005.

RESIDENTIAL ORIGINATION SERVICES

     Total assets of this segment increased by $630,084 during 2005 primarily due to a $616,234 increase in loans held for resale. This increase is largely the result of loans acquired during the fourth quarter. These loans were acquired with the intention of securitizing them and retaining the residual securities. The securitization was completed in February 2006. In addition to providing various mortgage due diligence and loan origination services, our strategy in this business includes the targeted acquisition of residual securities, either directly or indirectly through the purchase and subsequent securitization of loans. The $535,946 increase in liabilities in 2005 is primarily due to a repurchase agreement to finance the purchase of the loans.

                                                            December 31,
                                                     ---------------------------
Selected balance sheet data                              2005           2004
--------------------------------------------------   ------------   ------------
Total assets .....................................   $    679,432   $     49,348
   Trading securities ............................         27,023         35,277
   Loans held for resale .........................        624,671          8,437
   Receivables ...................................         18,497          3,455
Total liabilities ................................   $    538,226   $      2,280
   Lines of credit and other secured borrowings ..        530,569             --

     Trading Securities. Consists of subordinate and residual securities. During 2005, the balance declined by $8,254 primarily due to a decrease in the fair value of the unrated UK subprime residual securities, principal repayments and amortization. This decline was offset in part by a residual security with a fair value of $705 at December 31, 2005 that was retained in connection with a securitization of loans held for resale during the fourth quarter.

     Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. The weighted average remaining life of these securities was 3.5 years at December 31, 2005.The anticipated effective yield to maturity as of December 31, 2005 based on the purchase price, actual cash flows received to date and the current estimate of future cash flows under the assumptions was 15.31%. The original anticipated effective yield to maturity based on the purchase price and anticipated future cash flows under pricing assumptions was 18.68%. Differences in the December 31, 2005 anticipated yield to maturity from that originally anticipated are due to differences between estimated cash flows and actual cash flows. Each quarter, we update the assumptions used to estimate future cash flows based on the actual results to date. The primary assumptions include prepayment speeds, loss rates and the discount rate. The mortgages that underlie our residential trading unrated subprime subordinate and residual securities amounted to $397,088 at December 31, 2005 and are secured by properties located in 50 states and the UK. The largest aggregate value of mortgages in any one state or foreign country is $34,436 in the UK.

     Loans Held for Resale. Loans held for resale represent single-family residential loans originated or acquired by our Residential Origination Services segment that we intend to sell or securitize. These loans are carried at the lower of cost or market value and were comprised of the following at December 31, 2005:

o Loans with a carrying value of $469,937, net of market valuation reserve of $4,380, were acquired during the fourth quarter of 2005. These loans were securitized in a transaction that closed in February 2006.
o Loans with a carrying value of $11,885 (unpaid principal balance of $15,164), net of a market valuation reserve of $3,279, were acquired as a part of an acquisition of $81,853 of loans in September 2005 in connection with the termination of securitization trusts in which we were the servicer and holder of residual securities. These loans included non-performing loans at the time of acquisition. In October 2005, we completed a securitization involving $59,756 of these loans. The remaining carrying value at December 31, 2005 includes $10,857 of non-performing loans.
o Loans with a carrying value of $51,406 were originated in connection with our new origination services business.
o A balance of $18,587 represented loans that were originated in response to requests from Residential Servicing customers to refinance their mortgage. A balance of $8,437 of such loans was outstanding at December 31, 2004, all of which were sold in January 2005. Only loans with sales commitments prior to closing are originated under this program. Of the loans outstanding at December 31, 2005, nearly all were sold in January 2006.
o Loans with a carrying value of $72,856 were held by a consolidated VIE. The majority of these loans were sold in February 2006.

     Receivables. The $15,042 increase in receivables during 2005 is primarily due to uncollected principal and interest on loans held for resale.

     Lines of Credit and Other Secured Borrowings. The loans we acquired in the fourth quarter of 2005 were funded through a transaction involving the sale of loans under an agreement to repurchase which we account for as a collateralized financing. The loans were securitized in February 2006 and the outstanding balance was repaid. Lines of credit and other secured borrowings are as follows:

                                                                                     Balance Outstanding at
                                                                      Unused              December 31,
                                                                     Borrowing    ---------------------------
     Borrowing Type            Interest Rate        Maturity          Capacity        2005           2004
-------------------------   -------------------  --------------    ------------   ------------   ------------
Repurchase agreement        1-Month LIBOR + 75   March 2006 (1)    $         --   $    459,400   $         --
Master loan and security    1-Month LIBOR + 55
  agreement (2)             or 355 basis points   October 2006          100,000             --             --
Master loan and security
  agreement -               1-Month LIBOR + 55
  consolidated VIE (3)      or 355 basis points   October 2006          178,831         71,169             --
                                                                   ------------   ------------   ------------
                                                                   $    278,831   $    530,569   $         --
                                                                   ============   ============   ============

(1)  This agreement matured on March 17, 2006.
(2) We entered into this agreement on October 11, 2005 and any future borrowings under this agreement will be secured by mortgage loans. We can borrow up to 90% of the principal balance of the mortgage loans or 88.2% of the market value of the loans, whichever is lower, at LIBOR plus 55 basis points. Borrowing above this level is at LIBOR plus 355 basis points.
(3) A consolidated VIE entered into this agreement on October 11, 2005. Borrowings under this agreement are secured by mortgage loans. The consolidated VIE can borrow up to 90% of the principal balance of the mortgage loans or 88.2% of the market value of the loans, whichever is lower, at LIBOR plus 55 basis points. Borrowing above this level is at LIBOR plus 355 basis points.

     Results for 2005 include an operating loss from the mortgage fulfillment center and due diligence operation we acquired in December 2004. This loss primarily reflects our need to increase processing staff in advance of increased transaction volume. Our 2005 results were also impacted by declining earnings on our maturing portfolio of UK-based residual securities, a provision to fully reserve a working capital investment in a consolidated VIE and charges recorded to provide market valuation reserves on loans held for resale. Our loan refinancing program for residential servicing customers began earning fees in the second quarter of 2004.

Selected operations data                                2005            2004            2003
-------------------------------------------------   ------------    ------------    ------------
Pre-tax income (loss) ...........................   $     (4,450)   $     13,503    $      5,533
Revenue:
    Process management fees .....................   $     54,511    $     41,368    $     22,394
    Other .......................................            221              16             627
                                                    ------------    ------------    ------------
      Total revenue .............................   $     54,732    $     41,384    $     23,021
                                                    ============    ============    ============
Operating expenses:
    Compensation and benefits ...................   $     12,581    $      5,413    $      2,018
    Servicing and origination ...................         24,049          23,056          10,897
    Occupancy and equipment .....................          1,643             862             558
    Technology and communications ...............          7,538           3,962           2,406
    Professional services .......................          3,680           1,248          12,051
    Other .......................................         21,730           6,468           7,656
                                                    ------------    ------------    ------------
      Total operating expenses ..................   $     71,221    $     41,009    $     35,586
                                                    ============    ============    ============
Other income (expense):
    Interest income:
      Subordinate and residual trading securities   $     11,778    $     14,803    $     16,223
      Loans held for resale .....................          4,642              --              --
      Other .....................................            325               9             494
                                                    ------------    ------------    ------------
       Total interest income ....................         16,745          14,812          16,717
    Interest expense ............................         (6,672)           (877)         (1,528)
    Gain (loss) on trading securities ...........             (7)         (2,004)          2,932
    Other, net ..................................          1,973           1,197             (23)
                                                    ------------    ------------    ------------
      Total other income (expense) ..............   $     12,039    $     13,128    $     18,098
                                                    ============    ============    ============

     Process Management Fees. The principal components of process management fees are:

                                                        2005            2004            2003
                                                    ------------    ------------    ------------
Property valuation fees (1) .....................   $     29,122    $     30,373    $     18,804
Mortgage due diligence fees .....................          9,109              --              --
Loan refinancing fees ...........................          6,078           2,362              --
Other (2) .......................................         10,202           8,633           3,590
                                                    ------------    ------------    ------------
                                                    $     54,511    $     41,368    $     22,394
                                                    ============    ============    ============

(1) The increase in property valuation fees in 2004 reflects an increase in volume primarily as a result of the VA contract entered into in September 2003.
(2) Other primarily includes title service and other fees earned from vendors in the REALTrans network.

     Operating Expenses. The increase in operating expenses in 2005 is in large part due to increased staffing, technology and other operating expenses associated with the mortgage fulfillment center and due diligence operation we acquired in December 2004. Servicing and origination expenses for 2005, 2004 and 2003 include $19,426, $20,747 and $10,649, respectively, of fees incurred in connection with the residential property valuation services that we provided. Other operating expenses for 2005 include a charge of $7,238 to recognize the full impairment of a working capital investment in a consolidated VIE and charges of $4,380 to reduce loans held for resale to market value. Professional services for 2003 include a $10,000 settlement resulting from a proceeding before an arbitration panel in connection with a subsidiary which ceased operations in 1999.

     Gain (Loss) on Trading Securities These gains and losses primarily represent unrealized gains and losses on unrated subprime residual securities backed by subprime residential loans originated in the UK. A decline in cash flows from the UK securities has resulted in reduced interest income and a decline in fair value. The $5,475 of net unrealized losses for 2005 were almost entirely offset by realized gains of $5,468. The realized gains resulted from the following:

o On June 30, 2005, we purchased $11,766 of unrated residual securities related to loans for which we were the master servicer for the related securitizations. As the master servicer, we had the clean-up call rights to collapse the related trusts once the balance of the underlying loans outstanding reached the optional termination amount of 10% of the original amount of loans in the securitization. In September 2005, we exercised our call rights and purchased the approximately $81,853 of remaining loans from the trusts. As a result, the over collateralization was remitted to us, and we realized a gain of $8,495 on the residual securities that we had purchased. We purchased the loans with the intention of securitizing or selling them. A portion of the loans that we acquired were nonperforming, and we recorded a provision of $6,476 to reduce these nonperforming loans to their market value, yielding a net gain of $2,019.
o In October 2005, we completed the securitization of $59,756 of the loans acquired in the transaction described above and recorded a gain of $3,449. We retained a residual security with a fair value of $705.

BUSINESS PROCESS OUTSOURCING

     This segment began operations in 2002. Results reflect the initiation of new outsourcing contracts in late 2003 and 2004 and the expansion of sales and marketing activities in 2004.

Selected operations data                                2005            2004            2003
-------------------------------------------------   ------------    ------------    ------------
Pre-tax income ..................................   $      1,225    $      2,205    $      1,893
Process management fees .........................         11,265           9,493           4,496
Operating expenses ..............................          9,945           7,264           2,598

CORPORATE ITEMS AND OTHER

     The decline in assets during 2005 primarily reflects a decline in cash and investment grade securities used to fund the transfer of our customer deposits to Marathon in connection with debanking. The decline in liabilities in 2005 is largely due to the transfer of customer deposits to Marathon and the repurchase of debt securities.

                                                            December 31,
                                                     ---------------------------
Selected balance sheet data                              2005           2004
--------------------------------------------------   ------------   ------------
Total assets .....................................   $    382,513   $    829,249
   Trading securities ............................          4,939         90,465
   Receivables ...................................         21,891         94,643
   Premises and equipment, net ...................         37,227         35,400
   Other assets ..................................         52,985         50,567
Total liabilities ................................   $    214,894   $    578,449
   Lines of credit and other secured borrowings ..         14,661         14,936
   Debt securities ...............................        154,329        231,249
   Deposits ......................................             --        290,507
   Other liabilities .............................         45,904         41,655

     Trading Securities. The following table sets forth the fair value of our trading securities in the Corporate Items and Other segment:

                                                            December 31,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
Investment grade securities:
    U.S. Treasury securities .....................   $         --   $      1,594
    Collateralized mortgage obligations
      (AAA-rated) (1) ............................             --         81,466
    Bonds and debentures (2) .....................          1,685          3,155
                                                     ------------   ------------
                                                            1,685         86,215
Subordinates (commercial unrated) ................          3,254          4,250
                                                     ------------   ------------
                                                     $      4,939   $     90,465
                                                     ============   ============

(1) Prior to debanking, we invested in CMOs as needed to meet the Qualified Thrift Lender requirements of the Bank.
(2)  These securities were acquired in connection with our acquisition of BOK.

     Receivables. Receivables in this segment consist of the following:

                                                            December 31,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
Amounts due from sales of affordable housing
   properties (1) ................................   $     13,160   $     18,308
Income taxes (2) .................................            (95)        68,463
Other (3) ........................................          8,826          7,872
                                                     ------------   ------------
                                                     $     21,891   $     94,643
                                                     ============   ============

(1) The balance primarily represents payments to be received in future years (through June 2014) from the sale of investments in affordable housing properties. The balances are net of an unaccreted discounts of $1,530 and $2,346 and a reserves for doubtful accounts of $6,150 and $5,596 at December 31, 2005 and 2004, respectively.
(2) As of December 31, 2004, income taxes receivable included $63,398 of federal tax refund claims, including $6,872 of accrued interest on the claims. In September 2005, we collected the federal income tax refund claims, which totaled $ 65,317 including $ 8,772 of interest.
(3) Other includes $3,701 and $3,384, at December 31, 2005 and 2004, respectively, of receivables related to BOK.

     Other Assets. Other assets held by this segment are comprised of the following:

                                                            December 31,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
Deferred tax assets, net (1) .....................   $     20,270   $     17,677
Interest earning collateral deposits (2) .........         15,164          8,905
Deferred debt related costs ......................          4,349          8,260
Goodwill and intangibles .........................          5,435          5,435
Real estate ......................................          4,062         18,732
Prepaid expenses .................................          2,796          3,931
Loans (net of allowance of $40 and $4,546) .......            413          3,792
Affordable housing properties (3) ................             --          5,641
Other ............................................            496            718
                                                     ------------   ------------
                                                     $     52,985   $     73,091
                                                     ============   ============

(1) Deferred tax assets are net of valuation allowances totaling $163,802 and $165,927 at December 31, 2005 and 2004, respectively.
(2) The balance at December 31, 2005 and 2004 includes $8,912 and $8,905, respectively, of deposits that were required in order to obtain surety bonds for affordable housing properties that we sold before the end of the fifteen-year tax credit amortization period and on which we have previously claimed tax credits on our income tax returns. The surety bond is necessary in order to avoid the recapture of those tax credits previously claimed. The balance at December 31, 2005 also includes a $5,000 cash collateral account required under the Guaranty we entered into in connection with debanking. See Note 22 to the Consolidated Financial Statements for additional information regarding this agreement.
(3) We sold our one remaining limited partnership interest in an affordable housing property during 2005 for a loss of $1,272.

     Lines of Credit and Other Secured Borrowings. Lines of credit and other secured borrowings in this segment represent a mortgage note collateralized by our loan servicing call center located in Orlando, Florida. This note has a fixed interest rate of 5.62% and matures in October 2014.

     Debt Securities. Debt securities in this segment consist of the following:

                                                            December 31,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
3.25% Contingent Convertible Senior Unsecured
  Notes due August 1, 2024 (1) ...................   $    100,900   $    175,000
10.875% Capital Securities due August 1, 2027 (2)          53,429         56,249
                                                     ------------   ------------
                                                     $    154,329   $    231,249
                                                     ============   ============

(1) On July 28, 2004, OCN issued $175,000 aggregate principal amount of 3.25% Contingent Convertible Senior Unsecured Notes due 2024 ("Convertible Notes"). The Convertible Notes are convertible at the option of the holder under certain circumstances into shares of our common stock at an initial conversion rate of 82.1693 shares per $1 principal amount of the Convertible Notes, subject to adjustment. During 2005, we repurchased $74,100 of the Convertible Notes generating total gains of $4,497, net of the write-off of unamortized issuance costs. See Note 14 to our Consolidated Financial Statements for additional details regarding the Convertible Notes.
(2) During 2005 we repurchased $2,820 of the Capital Securities generating total losses of $239, net of the write-off of unamortized issuance costs. See Note 14 to our Consolidated Financial Statements for additional information regarding the Capital Securities.

     Deposits. In connection with debanking, on June 30, 2005, Marathon National Bank assumed the customer deposits associated with the Bank's branch facility. As a result of our termination of the Bank's status as a federal savings bank, we are no longer able to accept deposits in the U.S. Total customer deposits amounted to $290,507 at December 31, 2004.

     Other Liabilities. Other liabilities in this segment consist primarily of accruals for incentive compensation awards, audit fees, legal fees and settlements, interest on debt securities and other operating expenses. Other liabilities also include funds of third parties held on deposit by BOK.

     The Corporate Items and Other segment recorded pre-tax income in 2005, as compared to losses in 2004 and 2003, primarily as a result of gains on debt repurchases and declines in operating expenses and interest expense.

Selected operations data                                2005            2004            2003
-------------------------------------------------   ------------    ------------    ------------
Pre-tax income (loss) ...........................   $        154    $    (10,639)   $    (27,153)
Revenue (1) .....................................   $     (1,475)   $     (1,516)   $      1,014
Operating expenses ..............................   $      6,669    $     15,039    $     15,578
Other income (expense), net:
    Interest income .............................   $      7,784    $      8,747    $      7,330
    Interest expense ............................         (8,158)         (9,696)        (16,164)
    Distributions on Capital Securities (2) .....             --              --          (3,059)
    Gain (loss) on trading securities ...........             20           1,467             412
    Gain (loss) on debt repurchases .............          4,258              --            (445)
    Other, net ..................................          4,394           5,398            (663)
                                                    ------------    ------------    ------------
      Total other income (expense) ..............   $      8,298    $      5,916    $    (12,589)
                                                    ============    ============    ============

(1) Revenues for 2005 and 2004 primarily represent the elimination of inter-company servicing and process management fees.
(2) Effective with our adoption of SFAS No. 150 on July 1, 2003, distributions on Capital Securities are included in interest expense.

     Operating Expenses. Operating expenses for 2005, 2004 and 2003 include $6,131, $6,468, and $7,170, respectively, of expenses associated with business activities that are individually insignificant, primarily Affordable Housing, Commercial Assets and BOK.

     In 2004, reserves of $4,000 were established to provide for the following claims:

(a) On February 8, 2005, a jury in Circuit Court for Palm Beach County, Florida returned verdicts of $1,000 and $1,056 in compensatory damages in favor of two former employees of the Bank in a lawsuit against OCN and the Bank as well as the award of $900 in plaintiff's attorney fees. We have filed motions for a new trial and have taken an appeal to the Florida Court of Appeals for the Fourth District.
(b) On August 5, 2005, the trial judge in County Court for Nueces County, Texas, entered an Agreed Order of Dismissal, dismissing with prejudice all claims brought by two investor plaintiffs whose mortgage loan on an investment property was serviced by the Bank. After a trial in February 2005, the jury returned a verdict in favor of plaintiffs for compensatory and statutory damages in the amount of $140. The parties subsequently entered into a definitive settlement agreement disposing of all claims. The amount of the settlement was within the reserve amount established for the case.
(c) On November 3, 2004, the trial judge in litigation brought by Cartel Asset Management, Inc. ("Cartel") against OCN, the Bank and OTX in federal court in Denver, Colorado entered final judgment in the amount of $520 against OTX and nominal damages of two dollars against the Bank. No damages were entered against OCN. Notwithstanding the nominal damage award against the Bank, it was assessed a statutory award to Cartel of attorneys' fees in an additional amount of $170, and the Bank and OTX were further assessed costs in the amount of $9.

     See Note 28 to our Consolidated Financial Statements for additional information regarding these matters.

     Interest Expense. Interest expense includes a portion of interest on the $175,000 of 3.25% Convertible Notes that we issued in July 2004. For 2005, 2004 and 2003, interest expense included a total of $920, $4,250 and $11,575, respectively, related to the Affordable Housing and Commercial Asset businesses. The decline reflects the decline in the assets of those businesses, many of which were not interest-earning assets.

     Other, net. Other, net is primarily comprised of the following:

o Interest income on federal income tax refund claims of $1,900 and $ 6,874 for 2005 and 2004, respectively. These claims, including accrued interest, were collected in September 2005.
o Net gains (losses) from the operation, valuation and sale of real estate (primarily commercial) of $1,856, $(2,924) and $(2,140) were recorded in 2005, 2004 and 2003 respectively. Gains on sales of real estate were $2,522 in 2005, including a gain of $1,882 related to the sale of a commercial real estate investment during the third quarter.
o A gain of $1,750 we recognized in the second quarter of 2005 in connection with the assumption of our customer deposit liabilities on June 30, 2005 by Marathon.

o Gains (losses) from the operation, valuation and sale of affordable housing properties of $(1,750), $255 and $(284) were recognized in 2005, 2004 and 2003, respectively. We recognized a loss of $1,272 in 2005 on the sale of our one remaining limited partnership interest in an affordable housing property.

MINORITY INTEREST IN SUBSIDIARIES

     Minority interest of $1,853 and $1,530 at December 31, 2005 and 2004, respectively, represents the investment by others in Global Servicing Solutions, LLC (GSS). ML IBK Positions, Inc. ("Merrill Lynch") owns 30% of GSS. In addition, 10% of one of the Japanese operating subsidiaries of GSS that we sold in 2005 was owned by an unaffiliated third party.

STOCKHOLDER'S EQUITY

     Stockholders' equity amounted to $347,407 at December 31, 2005 as compared to $330,108 at December 31, 2004. The $17,299 increase in stockholders' equity during 2005 was primarily due to net income of $15,065 and the issuance of 388,627 shares of common stock to employees as a result of the exercise of stock options and the vesting of stock awards.

     We did not purchase any shares of our own common stock during the year ended December 31, 2005. A total of 5,568,900 shares may be purchased under a plan we announced on May 9, 2000 to repurchase up to 6,000,000 shares of our issued and outstanding common stock. Our ability to repurchase shares of our common stock is restricted under the terms of the Guaranty that we entered into with the OTS in connection with debanking.

INCOME TAX EXPENSE (BENEFIT)

     The following table provides details of our income tax expense (benefit):

                                                        2005            2004            2003
                                                    ------------    ------------    ------------
Income tax expense (benefit) on income (loss)
  before taxes ..................................   $      5,973    $      3,194    $     (1,427)
Provision for (reversal of) valuation allowance
  on deferred tax asset .........................         (2,125)        (35,518)          2,175
Provision for recapture of base year bad debt
  reserves ......................................          1,967              --              --
                                                    ------------    ------------    ------------
Total income tax expense (benefit) ..............   $      5,815    $    (32,324)   $        748
                                                    ============    ============    ============

     We maintain a valuation allowance in an amount sufficient to reduce our deferred tax asset to the amount that is more likely than not to be realized. The valuation allowance amounted to $163,802 and $165,927 at December 31, 2005 and 2004, respectively. The amount of the valuation allowance was based on consideration of all available evidence, both positive and negative, including our recent earnings history, current tax position and estimates of future taxable income. The tax character (ordinary versus capital) and the carry forward and carry back periods of certain tax attributes (e.g., capital losses and tax credits) were also considered. We assess the amount of our valuation allowance each quarter and in light of our recent positive earnings history, changes to the valuation allowance may be appropriate in 2006.

     The $35,518 reduction in the valuation allowance on the deferred tax asset in 2004 is principally a result of refund claims of $56,526 filed with the IRS that reduced our gross deferred tax asset and increased our income tax receivable balance by the same amount. These refund claims, which were affirmed in writing by the IRS agent during 2004, arose because of changes in the tax law that allowed us to carry back net operating losses from 2001 and 2002 to taxes paid in earlier years.

     In the second quarter of 2005, we recorded a one-time provision of $1,967 ($1,124 net of a related reversal of the valuation allowance on the deferred tax asset) to recognize a deferred tax liability arising from the recapture of bad debt reserves in connection with our termination of the Bank's status as a federal savings bank.

     Income tax expense (benefit) on income (loss) before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes, non-economic tax residual payments, changes in the valuation allowance and low-income housing tax credits. See Note 19 to our Consolidated Financial Statements for a reconciliation of taxes at the statutory rate to actual income tax expense (benefit). Income tax expense reflects tax credits of $998, $4,848 and $2,393, respectively. Although we have substantial unused tax credits available to reduce the liability arising from income taxes on our current year income, tax credits can be used to reduce income tax expense only to the corporate alternative minimum tax rate of 20% of taxable income.

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

LIQUIDITY

     Our primary sources of funds for liquidity are:

          o    Lines of credit and other secured borrowings
          o    Match funded liabilities
          o    Debt securities
          o    Servicing fees
          o    Payments received on trading securities

     We closely monitor our liquidity position and ongoing funding requirements. At December 31, 2005, we had $267,896 of unrestricted cash, which represented 14% of total assets. Under certain of our credit facilities, we are required to maintain minimum liquidity levels. Among the risks and challenges associated with our funding activities are the following:

o As a result of debanking, we are no longer able to raise funds through customer deposits in the U.S.
o Cash requirements to fund our acquisition of additional servicing rights and related advances and to fund existing operations and growth in other core business lines.
o The maturity of an existing line of credit with an outstanding balance of $81,218 in June 2006, subject to the renewal of this agreement.

     We grow our Residential Servicing business through the purchase of servicing rights or by entering into subservicing agreements. Servicing rights entitle us as the owner to earn servicing fees and other types of ancillary income, but they also impose on us various obligations as the servicer. Among these are the obligations to advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance and various other items that are required to preserve the assets being serviced.

     Our ability to expand our Residential Servicing business depends in part on our ability to obtain additional financing to purchase new servicing rights and to fund servicing advances. We currently use a variety of sources of debt to finance these assets, including match funded agreements, credit facilities and seller financing. Our credit facilities provide financing to us at amounts that are less than the full value of the related servicing assets that serve as collateral for the credit facilities. If we cannot replace or renew these sources as they mature or obtain additional sources of financing, we may be unable to acquire new servicing rights or make the associated advances. Credit facilities directly related to our Residential Servicing business are summarized as follows:

o Under a match funding agreement that we entered into on December 20, 2001, we are eligible to sell advances on loans serviced for others up to a maximum debt balance of $125,000 at any one time. At December 31, 2005, we had $100,349 of match funded liabilities outstanding under this facility which will mature in January 2007.
o We have a $140,000 secured credit agreement that may be used to fund servicing advances and acquisitions of servicing rights. At December 31, 2005, we had a balance outstanding under this agreement of $81,218. The agreement matures in June 2006.
o Under a match funding agreement we entered into on November 17, 2004, we are eligible to sell advances on loans serviced for others up to a maximum outstanding balance of $275,000. As of December 31, 2005, the balance outstanding under this agreement was $238,943. The two term notes of $100,000 and $75,000 under this facility have stated maturities of October 2013 and March 2014, respectively. The variable funding note has a maximum amount of $100,000 and a stated maturity of November 2010.

     In addition, our Residential Origination Services has available a warehouse line of credit of $100,000. We had no borrowings outstanding under this line, which expires in October 2006.

     We believe that our existing sources of liquidity, including internally generated funds, will be adequate to fund planned activities, although there can be no assurances in this regard. At December 31, 2005, we had $398,321 of unused borrowing capacity under existing credit agreements, including $178,831 that is available to a consolidated VIE. We continue to evaluate other sources of liquidity, such as debt securities, lines of credit from unaffiliated parties, match funded debt and other secured borrowings.

     Our operating activities provided (used) $(328,174), $179,514 and $72,618 of cash flows during 2005, 2004 and 2003, respectively. The decline in operating cash flow in 2005 primarily reflects the net increase in loans we held for resale and a decline in the amount of borrower payments held by us prior to their transfer to collection accounts, offset in part by the collection of federal income tax refund claims and related interest totaling $65,317 and an increase in cash provided by trading activities due primarily to the sale and maturity of investment grade securities held at December 31, 2004.

    Our investing activities provided (used) cash flows totaling $(104,796), $39,625,and $(18,777) during 2005, 2004 and 2003, respectively. The decline in cash flows provided by investing activities in 2005 is largely the result of an increase in purchases of mortgage servicing rights, coupled with a decline in proceeds from the sale of real estate and a decline in principal payments received on loans and partly offset by a decline in loan originations in 2005.

     Our financing activities provided cash flows of $159,690, $7,585 and $557 during 2005, 2004 and 2003, respectively. Cash flows provided by financing activities increased in 2005 principally because of $459,400 of cash we received under a collateralized borrowing agreement we entered into to finance a purchase of loans held for resale, offset by a decline in deposits and the repurchase of debt securities in 2005. The decline in deposits in 2005 resulted from maturing certificates of deposit and the cash payment to Marathon in connection with its assumption of our customer deposits. Also, in 2004 we received proceeds from our issuance of $175,000 of 3.25% Convertible Notes, repurchased 5,481,100 shares of our common stock and repaid a maturing line of credit collateralized by servicing advances.

COMMITMENTS

     The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of December 31, 2005 based on maturities and payment due dates:

                                                                After One Year      After Three
                                                    Less Than    Through Three     Years Through      After Five
      Contractual Obligations         Note (1)      One Year         Years          Five Years           Years          Total
-----------------------------------   --------   ------------   ---------------   ---------------   ------------   ------------
3.25% Convertible Notes ...........      14      $         --   $            --   $            --   $    100,900   $    100,900
10.875% Capital Trust Securities ..      14                --                --                --         53,429         53,429
Operating leases ..................      28             3,626             5,019             2,324          1,665         12,634
Lines of credit and other secured
   borrowings .....................      13           540,618                --                --         14,661        555,279
                                                 ------------   ---------------   ---------------   ------------   ------------
   Subtotal .......................                   544,244             5,019             2,324        170,655        722,242
Lines of credit and other secured
   borrowings - consolidated VIE ..      13            71,169                --                --             --         71,169
                                                 ------------   ---------------   ---------------   ------------   ------------
   Total ..........................              $    615,413   $         5,019   $         2,324   $    170,655   $    793,411
                                                 ============   ===============   ===============   ============   ============

(1)  See respective Notes to our Consolidated Financial Statements.

     We believe that we have adequate resources to fund all unfunded commitments to the extent required and to meet all contractual obligations as they come due.

OFF-BALANCE SHEET RISKS

     As of December 31, 2005 we had outstanding commitments to fund mortgage loans of $58,489 and outstanding commitments to sell $17,442 of these loans.

     In addition to commitments to extend credit, we are party to various off-balance sheet financial instruments in the normal course of our business to manage our interest rate risk and foreign currency exchange rate risk. We have also committed to fund operating cash deficits of certain affordable housing properties that we have sold and are a limited guarantor under a master loan and security agreement that terminates in October 2006. Our guarantee is limited to 5% of the aggregate principal balance of the mortgage loans pledged to secure any debt under this agreement. The maximum amount of potential future payments under the guaranty is approximately $20,000, including $12,500 related to a consolidated VIE. See Note 28 to our Consolidated Financial Statements and "Quantitative and Qualitative Disclosures About Market Risk" below.

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

RECENT ACCOUNTING DEVELOPMENTS

     During 2005, we adopted no new accounting standards that had a material effect on our Consolidated Financial Statements. For additional information relating to the effects of our adoption of recent accounting standards, see Note 1 to our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

     Market risk includes interest rate risk, foreign currency exchange rate risk and liquidity risk. We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or different bases, than our interest-earning assets. We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations and to the extent our foreign exchange positions remain unhedged. Market risk also reflects the risk of declines in the valuation of trading securities, mortgage servicing rights and in the value of the collateral underlying loans.

     We are also exposed to liquidity risk primarily because of the highly variable daily cash requirements to support the Residential Servicing business including acquisitions of mortgage servicing rights, the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. In general, we finance our operations through operating cash flows and various other sources including long-term debt and financing facilities. See "Liquidity, Commitments and Off-Balance Sheet Risks" for additional discussion regarding liquidity.

     The primary risk associated with mortgage servicing rights is that they will lose a portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates or because of higher than anticipated delinquency rates occasioned by deteriorating credit conditions. Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of mortgage servicing rights. As of December 31, 2005 and 2004, we held $148,663 and $131,409, respectively, of mortgage servicing rights.

     Our Residential Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and mortgage servicing rights. At December 31, 2005, we had servicing advances of $592,312 consisting of advances on loans serviced for others of $215,207 and match funded advances on loans serviced for others of $377,105.

     We are also exposed to interest rate risk because earnings on float balances are affected by short-term interest rates. These float balances, which are not included in our financial statements, amounted to $716,904 and $867,884 at December 31, 2005 and 2004, respectively. We report these earnings as a component of servicing and subservicing fees.

     At December 31, 2005, the combined balance of our match funded liabilities, debt securities, lines of credit and other secured borrowings totaled $1,120,179. Of this amount $951,189 was variable rate debt, for which debt service costs are sensitive to changes in interest rates, and $168,990 was fixed rate debt.

IMPACT OF CHANGES IN INTEREST RATES ON THE NET VALUE OF INTEREST RATE-SENSITIVE FINANCIAL INSTRUMENTS

     We perform an interest rate sensitivity analysis of our mortgage servicing rights portfolio every quarter. We currently estimate that the fair value of the portfolio increases by approximately 3.21% for every 50 basis point (bps) increase in interest rates and reduces by approximately 3.37% for every 50 bps decline in interest rates. Mortgage servicing rights are carried at the lower of amortized cost or fair value by strata. To the extent that fair value was to decline below amortized cost, we would record an impairment charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings.

     The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing characteristics, and the fair values of those instruments at December 31, 2005:

                 Expected Maturity Date at December 31, 2005 (1)

                                                                                                               Total         Fair
                                     2006        2007        2008        2009        2010     Thereafter     Balance        Value
                                  ----------  ----------  ----------  ----------  ----------  ----------  ------------  -----------
Rate-Sensitive Assets:
Interest-earning cash ..........  $   15,161  $       --  $       --  $       --  $       --  $       --  $     15,161  $     15,161
    Average interest rate ......        2.37%       0.00%       0.00%       0.00%       0.00%       0.00%
  Trading securities ...........      10,481       6,583       4,316       2,823       1,827       5,932        31,962        31,962
    Average interest rate ......       21.99%      20.31%      19.84%      22.25%      23.28%      26.26%        22.24%
  Loans held for resale (2)(3)..     624,671          --          --          --          --          --       624,671       624,671
    Average interest rate ......        7.53%       0.00%       0.00%       0.00%       0.00%       0.00%         7.53%
  Interest-earning collateral
    and debt service deposits ..      29,962          --          --          --          --          --        29,962        29,962
    Average interest rate ......        3.54%       0.00%       0.00%       0.00%       0.00%       0.00%         3.54%
                                  ----------  ----------  ----------  ----------  ----------  ----------  ------------  ------------
      Total rate-sensitive
       assets ..................  $  680,275  $    6,583  $    4,316  $    2,823  $    1,827  $    5,932  $    701,756  $    701,756
                                  ==========  ==========  ==========  ==========  ==========  ==========  ============  ============
Rate-Sensitive Liabilities:
  Match funded liabilities .....  $  339,292  $       --  $       --  $       --  $       --  $       --  $    339,292  $    339,292
    Average interest rate ......        4.96%       0.00%       0.00%       0.00%       0.00%       0.00%         4.96%
  Lines of credit and other
    secured borrowings (3) .....     611,787          --          --          --          --      14,661       626,448       626,448
    Average interest rate ......        5.29%       0.00%       0.00%       0.00%       0.00%       5.62%         5.28%
  Debt securities ..............          --          --          --     100,900          --      53,429       154,329       151,028
    Average interest rate ......        0.00%       0.00%       0.00%       3.25%       0.00%      10.88%         5.89%
                                  ----------  ----------  ----------  ----------  ----------  ----------  ------------  ------------
      Total rate-sensitive
       liabilities .............  $  951,079  $       --  $       --  $  100,900  $       --  $   68,090  $  1,120,069  $  1,116,768
                                  ==========  ==========  ==========  ==========  ==========  ==========  ============  ============

(1) Expected maturities are contractual maturities adjusted for prepayments of principal. We use certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments and prepayments of principal. We base the prepayment experience reflected herein on our historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience.
(2) The majority of loans held for resale at December 31, 2005 were either sold or securitized during the first quarter of 2006. The balances are net of market valuation reserves and include non-performing loans.
(3)  Includes loans and borrowings of a consolidated VIE.

     The expected maturity of interest rate-sensitive assets and liabilities as of December 31, 2005 and 2004 compare as follows:

                                    1st Year    2nd Year    3rd Year    4th Year    5th Year   Thereafter     Total
                                   ----------  ----------  ----------  ----------  ----------  ----------  ------------
Total rate-sensitive assets:
2005
  Amount ........................  $  680,275  $    6,583  $    4,316  $    2,823  $    1,827  $    5,932  $    701,756
  Percent of total ..............       96.94%       0.94%       0.62%       0.40%       0.26%       0.84%       100.00%
2004
  Amount ........................  $  221,552  $   32,047  $    8,682  $    5,018  $    2,580  $    8,919  $    278,798
  Percent of total ..............       79.47%      11.49%       3.11%       1.80%       0.93%       3.20%       100.00%

Total rate-sensitive liabilities:
2005
  Amount ........................  $  951,079   $      --    $     --  $  100,900  $       --  $   68,090  $  1,120,069
  Percent of total ..............       84.91%       0.00%       0.00%       9.01%       0.00%       6.08%       100.00%
2004
  Amount ........................  $  489,579  $   47,264  $   22,042  $    5,098  $  175,449  $   72,750  $    812,182
  Percent of total ..............       60.28%       5.82%       2.71%       0.63%      21.60%       8.96%       100.00%

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

     We have entered into foreign currency futures to hedge our net investment in the foreign subsidiary that owns our UK subprime residual securities. The notional amount of these futures was (pound)13,438 ($23,148) at December 31, 2005. Our principal exposure to foreign currency exchange rates exists with the British Pound versus the U.S. dollar. Our operations in India and the foreign operations of GSS also expose us to foreign currency exchange rate risk. However, this risk is insignificant. See Note 18 to our Consolidated Financial Statements for additional information regarding our management of foreign currency exchange rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this section is contained in the Consolidated Financial Statements of Ocwen Financial Corporation and Report of
PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management, under the supervision of and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

     Under the supervision of and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we have conducted an evaluation of our internal control over financial reporting as of December 31, 2005, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control
- Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2005, internal control over financial reporting is effective based on criteria established in Internal Control - Integrated Framework issued by the COSO.

     Management has excluded Funding America, LLC ("FA") from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired in a purchase business combination on December 28, 2005. FA is a VIE consolidated under the provisions of FASB Interpretation No. 46, as revised. FA's total assets represent approximately 4% of OCN's consolidated assets at December 31, 2005.

     Management's assessment of the effectiveness of OCN's internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report which appears herein.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     There was no information required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K that was not so reported.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 4, 2006 and as filed with the Commission on March 23, 2006 (the "2006 Proxy Statement") under the captions "Election of Directors - Nominees for Director," "Executive Officers Who Are Not Directors," "Board of Directors and Corporate Governance - Committees of the Board of Directors - Audit committee", "Security Ownership of Certain Beneficial Owners and Related Stockholder Matters - Section 16(a) Beneficial Ownership Reporting Compliance" and "Board of Directors and Corporate Governance - Code of Ethics" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained in our 2006 Proxy Statement under the captions "Executive Compensation," "Board of Directors Compensation" and "Comparison of Cumulative Total Return" is incorporated herein by reference

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information contained in our 2006 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Related Stockholder Matters
- Beneficial Ownership of Common Stock" and "Security Ownership of Certain Beneficial Owners and Related Stockholder Matters - Equity Compensation Plan Information" are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this item is included in our 2006 Proxy Statement under the caption "Ratification of Appointment of Independent Registered Certified Public Accounting Firm" and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) and (2)    Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial
               Statements of Ocwen Financial Corporation and Report of
               PricewaterhouseCoopers LLP, Independent Registered Certified
               Public Accounting Firm, beginning on Page F-1.

(3) Exhibits. (Exhibits marked with a " * " denote management contracts or compensatory plans or agreements)

          2.1       Agreement of Merger dated as of July 25, 1999 among Ocwen
                    Financial Corporation, Ocwen Asset Investment Corp. and
                    Ocwen Acquisition Company (1)
          3.1       Amended and Restated Articles of Incorporation (2)
          3.2       Amended and Restated Bylaws (3)
          4.0       Form of Certificate of Common Stock (2)
          4.1       Certificate of Trust of Ocwen Capital Trust I (4)
          4.2       Amended and Restated Declaration of Trust of Ocwen Capital
                    Trust I (4)
          4.3       Form of Capital Security of Ocwen Capital Trust I (included in Exhibit 4.4) (4)
          4.4       Form of Indenture relating to 10.875% Junior Subordinated
                    Debentures due 2027 of OCN (4)
          4.5       Form of 10.875% Junior Subordinated Debentures due 2027 of
                    OCN (included in Exhibit 4.6) (4)
          4.6       Form of Guarantee of OCN relating to the Capital Securities of Ocwen Capital Trust I (4)
          4.7       Registration Rights Agreement dated as of July 28, 2004,
                    between OCN and Jeffries & Company Inc. (5)
          4.8       Indenture dated as of July 28, 2004, between OCN and the
                    Bank of New York Trust Company, N.A., as trustee (5)
         10.1*      Ocwen Financial Corporation 1996 Stock Plan for Directors,
                    as amended (6)
         10.2*      Ocwen Financial Corporation 1998 Annual Incentive Plan (7)
         10.3       Compensation and Indemnification Agreement, dated as of May
                    6, 1999, between OAC and the independent committee of the
                    Board of Directors (8)
         10.4       Indemnity agreement, dated August 24, 1999, among OCN and
                    OAC's directors (9)
         10.5*      Amended Ocwen Financial Corporation 1991 Non-Qualified Stock
                    Option Plan, dated October 26, 1999 (9)
         10.6       First Amendment to Agreement, dated March 30, 2000 between
                    HCT Investments, Inc. and OAIC Partnership I, L.P. (9)
         10.7*      Ocwen Financial Corporation Deferral Plan for Directors,
                    dated March 7, 2005 (10)
         10.8       Collateral Trust Agreement, dated June 28, 2005, between OCN and the Bank of New York Trust Company, N.A. (11)
         10.9       Guaranty, dated June 28, 2005, from OCN to the Guaranteed
                    Parties (11)
         10.10      Cash Collateral Agreement, dated June 28, 2005, among OCN,
                    Bank of New York Trust Company, N.A. as collateral Trustee and Bank of New York Trust Company, N.A. as Account Bank
                    (11)
         11.1       Computation of earnings per share (12)
         12.1       Ratio of earnings to fixed charges (filed herewith)
         21.0       Subsidiaries (filed herewith)
         23.0       Consent of PricewaterhouseCoopers LLP (filed herewith)
         31.1       Certification of the Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
         31.2       Certification of the Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
         32.1       Certification of the Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
         32.2       Certification of the Chief Financial Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

(9) Incorporated by reference from the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
(10) Incorporated by reference from the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.
(11) Incorporated by reference from the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
(12) Incorporated by reference from "Note 17 Basic and Diluted Earnings per Share" on pages F-26 and F-27 of our Consolidated Financial Statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                           Ocwen Financial Corporation

                                           By: /s/ William C. Erbey
                                               ---------------------------------
                                               William C. Erbey
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (duly authorized representative)

Date:  March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William C. Erbey                                       Date:  March 30, 2006
--------------------------------------------------
      William C. Erbey, Chairman of the Board
      and Chief Executive Officer
      (principal executive officer)

/s/ Ronald M. Faris                                        Date:  March 30, 2006
--------------------------------------------------
      Ronald M. Faris, President and Director

/s/ Martha C. Goss                                         Date:  March 30, 2006
--------------------------------------------------
      Martha C. Goss, Director

/s/ Ronald J. Korn                                         Date:  March 30, 2006
--------------------------------------------------
      Ronald J. Korn, Director

/s/ William H. Lacy                                        Date:  March 30, 2006
--------------------------------------------------
      William H. Lacy, Director

/s/ W. Michael Linn                                        Date:  March 30, 2006
--------------------------------------------------
      W. Michael Linn, Executive Vice President
      and Director
/s/ W. C. Martin                                           Date:  March 30, 2006
--------------------------------------------------
      W.C. Martin, Director

/s/ Barry N. Wish                                          Date:  March 30, 2006
--------------------------------------------------
      Barry N. Wish, Director

/s/ Robert J. Leist, Jr.                                   Date:  March 30, 2006
--------------------------------------------------
      Robert J. Leist, Jr., Senior Vice President
      and Principal Financial Officer
      (principal financial and accounting officer)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2005

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                December 31, 2005

                                                                                                             Page
                                                                                                             ----

Report of Independent Registered Certified Public Accounting Firm...........................................  F-2

Financial Statements:

    Consolidated Balance Sheets at December 31, 2005 and 2004...............................................  F-4

    Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003..............  F-5

    Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003....  F-6

    Consolidated Statements of Changes in Stockholders Equity for the years ended
      December 31, 2005, 2004 and 2003 .....................................................................  F-7

    Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003..............  F-8

    Notes to Consolidated Financial Statements..............................................................  F-10

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ocwen Financial Corporation:

     We have completed integrated audits of Ocwen Financial Corporation's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ocwen Financial Corporation and its subsidiaries (the "Company") at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, effective December 31, 2005 the Company has revised the presentation of their consolidated financial statements.

Internal control over financial reporting

     Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

     As described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Funding America, LLC ("FA") from its assessment of internal control over financial reporting as of December 31, 2005 because FA was acquired in a purchase business combination on December 28, 2005. We have also excluded FA from our audit of internal control over financial reporting. FA is a variable interest entity consolidated under Financial Accounting Standards Board Interpretation No. 46, as revised. FA's total assets represent approximately 4% of the Company's consolidated assets at December 31, 2005.

/s/ PRICEWATERHOUSECOOPERS LLP
Fort Lauderdale, Florida
March 30, 2006

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                        December 31,   December 31,
                                                                            2005           2004
                                                                        ------------   ------------
ASSETS
    Cash .............................................................  $    269,611   $    542,891
    Trading securities, at fair value
        Investment grade .............................................         1,685         86,215
        Subordinates and residuals ...................................        30,277         39,527
    Loans held for resale ............................................       624,671          8,437
    Match funded assets (including advances of $377,105 in 2005
        and $276,626 in 2004) ........................................       377,105        280,760
    Advances .........................................................       219,716        240,430
    Mortgage servicing rights ........................................       148,663        131,409
    Receivables ......................................................        68,266        126,719
    Premises and equipment, net ......................................        40,108         37,440
    Other assets .....................................................        74,031         88,704
                                                                        ------------   ------------
        Total assets .................................................  $  1,854,133   $  1,582,532
                                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES
        Match funded liabilities .....................................  $    339,292   $    244,327
        Servicer liabilities .........................................       298,892        291,265
        Lines of credit and other secured borrowings .................       626,448         50,612
        Debt securities ..............................................       154,329        231,249
        Other liabilities ............................................        85,912         56,850
        Deposits .....................................................            --        290,507
        Escrow deposits ..............................................            --         86,084
                                                                        ------------   ------------
           Total liabilities .........................................     1,504,873      1,250,894
                                                                        ------------   ------------

    Minority interest in subsidiaries ................................         1,853          1,530

    COMMITMENTS AND CONTINGENCIES (Note 28)

    STOCKHOLDERS' EQUITY
        Common stock, $.01 par value; 200,000,000 shares
           authorized; 63,133,471 and 62,739,478 shares issued
           and outstanding at December 31, 2005 and
           December 31, 2004, respectively ...........................           631            627
        Additional paid-in capital ...................................       184,262        181,336
        Retained earnings ............................................       163,198        148,133
        Accumulated other comprehensive income (loss), net of taxes ..          (684)            12
                                                                        ------------   ------------
        Total stockholders' equity ...................................       347,407        330,108
                                                                        ------------   ------------
           Total liabilities and stockholders' equity ................  $  1,854,133   $  1,582,532
                                                                        ============   ============

        The accompanying notes are an integral part of these consolidated financial statements

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                                             For the Years Ended December 31,
                                                                        -----------------------------------------
                                                                            2005           2004          2003
                                                                        ------------   ------------  ------------
REVENUE
    Servicing and subservicing fees ..................................  $    293,569   $    288,101  $    277,428
    Process management fees ..........................................        71,961         59,024        34,338
    Other revenues ...................................................         9,846         12,761         3,367
                                                                        ------------   ------------  ------------
        Total revenue ................................................       375,376        359,886       315,133
                                                                        ------------   ------------  ------------

OPERATING EXPENSES
    Compensation and benefits ........................................        94,625         87,283        72,221
    Amortization of servicing rights .................................        96,692         96,036        93,558
    Occupancy and equipment ..........................................        17,676         15,933        13,159
    Technology and communications ....................................        30,375         26,049        21,121
    Professional services ............................................        25,975         28,891        26,708
    Servicing and origination ........................................        61,083         72,914        61,089
    Other operating expenses .........................................        27,060          8,333         7,704
                                                                        ------------   ------------  ------------
        Total operating expenses .....................................       353,486        335,439       295,560
                                                                        ------------   ------------  ------------

OTHER INCOME (expense)
    Interest income ..................................................        25,238         23,676        24,122
    Interest expense .................................................       (37,261)       (30,364)      (38,716)
    Distributions on Capital Securities ..............................            --             --        (3,059)
    Gain (loss) on trading securities ................................            13           (537)        3,344
    Gain (loss) on debt repurchases ..................................         4,258             --          (445)
    Other, net .......................................................         6,742          8,178           701
                                                                        ------------   ------------  ------------
        Other income (expense), net ..................................        (1,010)           953       (14,053)
                                                                        ------------   ------------  ------------

Income (loss) before income taxes ....................................        20,880         25,400         5,520
Income tax expense (benefit) .........................................         5,815        (32,324)          748
                                                                        ------------   ------------  ------------
    Net income .......................................................  $     15,065   $     57,724  $      4,772
                                                                        ============   ============  ============

EARNINGS PER SHARE
   Basic .............................................................  $       0.24   $       0.88  $       0.07
   Diluted ...........................................................  $       0.24   $       0.82  $       0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic ..............................................................    62,912,768     65,811,697    67,166,888
  Diluted ............................................................    63,885,439     73,197,255    68,063,873

        The accompanying notes are an integral part of these consolidated financial statements

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                            For the Years Ended December 31,
                                                                        -----------------------------------------
                                                                            2005           2004          2003
                                                                        ------------   ------------  ------------
Net income ...........................................................  $     15,065   $     57,724  $      4,772
Other comprehensive income (loss), net of taxes:
    Change in unrealized foreign currency translation income (loss)
       arising during the year (net of tax benefit (expense)
       of $65, $354 and $(459) .......................................          (110)          (603)          661
    Less: Reclassification adjustment for foreign currency translation
          gains included in net income (net of tax benefit of $344) ..          (586)            --            --
                                                                        ------------   ------------  ------------
    Net change in unrealized foreign currency translation gain .......          (696)          (603)          661
                                                                        ------------   ------------  ------------
Comprehensive income .................................................  $     14,369   $     57,121  $      5,433
                                                                        ============   ============  ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
                    (Dollars in thousands, except share data)

                                                                                                       Accumulated
                                                                                                          Other
                                                   Common Stock           Additional                  Comprehensive
                                           ---------------------------      Paid-in       Retained    Income (Loss),
                                              Shares         Amount         Capital       Earnings     Net of Taxes       Total
                                           ------------   ------------   ------------   ------------  --------------   ------------
Balance at December 31, 2002 ............    67,339,773   $        673   $    224,454   $     85,637  $          (46)  $    310,718
Net income ..............................            --             --             --          4,772              --          4,772
Issuance of common stock awards
  to employees ..........................       236,461              2            955             --              --            957
Repurchase of common stock ..............      (500,000)            (5)        (2,257)            --              --         (2,262)
Exercise of common stock options ........       359,419              4          2,325             --              --          2,329
Directors' compensation .................        31,567              1             82             --              --             83
Other comprehensive income, net of taxes:
  Change in unrealized foreign currency
    translation gain ....................            --             --             --             --             661            661
                                           ------------   ------------   ------------   ------------  --------------   ------------
Balance at December 31, 2003 ............    67,467,220            675        225,559         90,409             615        317,258
Net income ..............................            --             --             --         57,724              --         57,724
Issuance of common stock awards
  to employees ..........................       203,088              2            624             --              --            626
Repurchase of common stock ..............    (5,481,100)           (55)       (49,394)            --              --        (49,449)
Exercise of common stock options ........       543,260              5          4,341             --              --          4,346
Directors' compensation .................         7,010             --            206             --              --            206
Other comprehensive income, net of taxes:
  Change in unrealized foreign currency
    translation gain ....................            --             --             --             --            (603)          (603)
                                           ------------   ------------   ------------   ------------  --------------   ------------
Balance at December 31, 2004 ............    62,739,478            627        181,336        148,133              12        330,108
Net income ..............................            --             --             --         15,065              --         15,065
Issuance of common stock awards
  to employees ..........................       185,217              2          1,503             --              --          1,505
Exercise of common stock options ........       203,410              2          1,356             --              --          1,358
Directors' compensation .................         5,366             --             67             --              --             67
Other comprehensive income, net of taxes:
  Change in unrealized foreign currency
    translation gain ....................            --             --             --             --            (696)          (696)
                                           ------------   ------------   ------------   ------------  --------------   ------------
Balance at December 31, 2005 ............    63,133,471   $        631   $    184,262   $    163,198  $         (684)  $    347,407
                                           ============   ============   ============   ============  ==============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                               For the Years Ended December 31,
                                                                           -----------------------------------------
                                                                               2005           2004          2003
                                                                           ------------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..............................................................  $     15,065   $     57,724  $      4,772
Adjustments to reconcile net income (loss) to net cash provided
    (used) by operating activities
  Net cash provided (used) by trading activities ........................        99,842        (75,067)       20,807
  Purchases of loans held for resale ....................................      (489,481)       (17,744)           --
  Originations of loans held for resale .................................      (408,967)            --            --
  Proceeds from sales of loans held for resale ..........................       347,411          9,307            --
  Premium amortization (discount accretion) on securities, net ..........           411         (1,319)        2,402
  Amortization of servicing rights ......................................        96,692         96,036        93,558
  Depreciation and other amortization ...................................        12,812         13,345        13,530
  Provision for bad debts ...............................................         5,308          2,655           554
  Impairment of working capital investment in consolidated VIE ..........         7,238             --            --
  Provision for loan losses .............................................           (37)        (1,881)       (2,684)
  Valuation (gains) losses on real estate ...............................           (95)         5,110         7,430
  Loss (gain) on trading and match funded securities ....................           (13)           537        (3,344)
  Loss (gain) on sale of real estate ....................................        (2,552)        (1,556)         (466)
  Loss (gain) on sale of deposits .......................................        (1,750)            --            --
  Loss (gain) on investments in affordable housing properties ...........         1,750           (255)          284
  Loss (gain) on repurchase of debt securities ..........................        (4,258)            --           445
  Decrease (increase) in advances and match funded advances .............       (79,765)       (36,499)      (92,532)
  Decrease (increase) in receivables and other assets ...................        39,071        (80,220)        7,659
  Increase (decrease) in servicer liabilities ...........................         7,627        192,502        23,995
  Increase (decrease) in other liabilities ..............................        23,302         15,972         2,620
  Other, net ............................................................         2,215            867        (6,412)
                                                                           ------------   ------------  ------------
Net cash provided (used) by operating activities ........................      (328,174)       179,514        72,618
                                                                           ------------   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Principal payments received on match funded loans .....................         1,819          5,757        13,736
  Acquisition of match funded loans .....................................            --         (7,119)           --
  Proceeds from sale of match funded loans ..............................            --         21,592            --
  Proceeds from sale of affordable housing properties ...................         6,325            327         5,257
  Purchase of mortgage servicing rights .................................      (113,946)       (60,950)      (88,442)
  Proceeds from sale of loans ...........................................            --             --        30,153
  Principal payments received on loans ..................................         1,923         38,750        28,337
  Purchases, originations and funded commitments on loans, net ..........           (40)       (16,478)       (6,201)
  Capital improvements to real estate ...................................            --         (2,682)       (8,837)
  Proceeds from sale of real estate .....................................         7,761         70,504        17,573
  Additions to premises and equipment ...................................       (11,283)        (7,594)      (10,353)
  Net cash paid to consolidated VIE .....................................        (6,998)            --            --
  Net cash paid to acquire subsidiaries .................................            --         (2,482)           --
  Proceeds from sale of subsidiaries ....................................         9,643             --            --
                                                                           ------------   ------------  ------------
Net cash provided (used) by investing activities ........................      (104,796)        39,625       (18,777)
                                                                           ------------   ------------  ------------

        The accompanying notes are an integral part of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (Dollars in thousands)

                                                                               For the Years Ended December 31,
                                                                           -----------------------------------------
                                                                               2005           2004          2003
                                                                           ------------   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in deposits and escrow deposits ...................      (210,850)      (169,554)       42,944
  Sale of deposits ......................................................      (165,741)            --            --
  Premium received from sale of deposits ................................         1,500             --            --
  Proceeds from (repayments of) lines of credit and other secured
    borrowings, net .....................................................       507,453        (79,772)       67,638
  Proceeds from issuance (repayments) of match funded liabilities, net ..        96,846        128,933       (31,677)
  Issuance (repurchase) of debt securities, net .........................       (70,445)       175,000       (77,420)
  Exercise of common stock options ......................................           927          2,427         1,334
  Repurchase of common stock ............................................            --        (49,449)       (2,262)
                                                                           ------------   ------------  ------------
Net cash provided (used) by financing activities ........................       159,690          7,585           557
                                                                           ------------   ------------  ------------

Net increase (decrease) in cash .........................................      (273,280)       226,724        54,398
Cash at beginning of year ...............................................       542,891        316,167       261,769
                                                                           ------------   ------------  ------------
Cash at end of year .....................................................  $    269,611   $    542,891  $    316,167
                                                                           ============   ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for
  Interest ..............................................................  $     36,862   $     28,980  $     41,362
  Income tax refunds (payments) .........................................        64,634        (16,610)         (869)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Assumption of line of credit by purchaser of real estate .............. $          --   $     20,000  $         --
  Exchange of loans for real estate .....................................            --          4,771            --
  Accounts receivable from sale of affordable housing properties ........            --          2,535         2,767
  Real estate acquired through foreclosure ..............................            --             --           161
  Equipment acquired through capital leases .............................         4,104             --            --

SUPPLEMENTAL SCHEDULE OF BUSINESS ACQUISITIONS AND CONSOLIDATION
  OF VIE
  Fair value of assets acquired .........................................  $    (73,539)  $    (21,850) $         --
  Fair value of liabilities assumed .....................................        73,539         11,170            --
  Impairment of working capital investment in consolidated VIE ..........        (7,238)            --            --
                                                                           ------------   ------------  ------------
  Cash paid .............................................................        (7,238)       (10,680)           --
  Less cash acquired ....................................................           240          8,198            --
                                                                           ------------   ------------  ------------
  Net cash paid .........................................................  $     (6,998)  $     (2,482)           --
                                                                           ============   ============  ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Ocwen Financial Corporation ("OCN") is a holding company, which, through its subsidiaries, is engaged in business activities related to residential and commercial mortgage servicing, consumer unsecured debt collections, loan origination services and business process outsourcing. At December 31, 2005, OCN owned all of the outstanding stock of its primary subsidiaries, Ocwen Loan Servicing, LLC ("OLS"), Investors Mortgage Insurance Holding Company ("IMI") and Ocwen Financial Solutions Pvt. Limited ("India"). OCN also owns 70% of Global Servicing Solutions, LLC ("GSS") with the remaining 30% minority interest held by ML IBK Positions, Inc. ("Merrill Lynch"). Effective June 30, 2005, Ocwen Federal Bank FSB (the "Bank"), a wholly owned subsidiary, voluntarily terminated its status as a federal savings bank and dissolved, a process we referred to as "debanking".

PRINCIPLES OF CONSOLIDATION

     We evaluate special purpose entities first for classification as a "qualifying special purpose entity" ("QSPE") as specified by Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). Where we determine that a special purpose entity is classified as a QSPE, it is excluded from our consolidated financial statements. Where we determine that a special purpose entity is not classified as a QSPE, it is further evaluated for classification as a variable interest entity ("VIE") as specified by FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised. When a special purpose entity meets the definition of a VIE where OCN is identified as the primary beneficiary of the entity, it is included in our consolidated financial statements.

     Our consolidated balance sheet at December 31, 2005 includes the assets and liabilities of Funding America, LLC ("FA"), a VIE under FIN 46 and FIN 46 (R). We have determined that we hold a variable interest in FA and have also determined that we are the primary beneficiary effective as of December 28, 2005. FA is engaged in the origination, acquisition and subsequent securitization or sale of subprime single family residential loans. As a result of consolidation, the net change in our total assets and liabilities was an increase of $72,301. Total assets include $72,856 of loans held for sale that are pledged to secure collateralized borrowings of $71,169. OCN is a party to an agreement whereby it has guaranteed repayment of FA's obligations up to a maximum of 5%. Other than with respect to this guarantee, the creditors of FA have no recourse against the credit of OCN.

     All material intercompany accounts and transactions have been eliminated. We report minority interests in our majority-owned subsidiaries as a separate item on our consolidated balance sheets and minority interest in our earnings is included in other income (expense), net, on our consolidated statements of operations.

BASIS OF PRESENTATION

     Prior to debanking, our consolidated financial statements followed the presentation requirements of Securities and Exchange Commission ("SEC") Regulation S-X, Article 9, Bank Holding Companies. As a result of debanking, effective December 31, 2005, we have revised the presentation of our consolidated financial statements to better align our presentation with the growth and significance of loan servicing and loan origination and outsourcing services, our principal businesses. The principal change in our consolidated financial statements for the periods presented as compared to the presentation in prior periods is in the format of our consolidated statement of operations. In adopting the new format for our consolidated statement of operations, we have made a number of reclassifications of expenses. The most significant of these reclassifications has been to report as operating expenses amounts that were netted against the revenues that were previously reported as "Servicing and other fees." These expenses are directly related to the generation of revenues and are reported in our consolidated statement of operations as "Amortization of servicing rights" and as components of "Servicing and origination." Servicing and origination includes expenses of approximately $34,900, $45,800 and $47,500, for the years ended December 31, 2005, 2004 and 2003, respectively, that had previously been netted against revenues reported in servicing and other fees. Similarly, expenses previously included in "Loan expenses" on the consolidated statement of operations are also principally reported as components of servicing and origination expense.

     Revenues that are associated with our Residential Origination Services and Business Processing Outsourcing business segments are reported in a separate revenue category, "Process management fees." These revenues were previously reported as a component of

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

servicing and other fees. Other categories of income, including interest income and interest expense, which were previously reported as revenues but which were not related to the operations of our principal business segments, are reported in "Other income (expense)."

     In addition, we created a new liability caption, "Servicer liabilities", in our consolidated balance sheet. This caption represents amounts that we have collected from borrowers that will be remitted to off-balance sheet custodial accounts, paid directly to investment trusts or refunded to borrowers. Previously, the amounts included in servicer liabilities had been reported either as escrow deposits or as reductions of our cash balances.

     Amounts included in our 2004 and 2003 consolidated financial statements have been reclassified to conform to these changes in presentation in our consolidated statement of operations as well as to conform to certain other, less significant, reclassifications that have been made in our consolidated financial statements in 2005. In addition, effective January 1, 2005, we reorganized our business segment reporting. All segment information presented has been restated to conform to the new structure.

CASH AND CASH EQUIVALENTS

     Cash includes both interest-bearing and non-interest-bearing deposits with financial institutions. Other highly liquid investments when purchased with a maturity of three months or less are considered to be cash equivalents.

TRADING SECURITIES

     We currently account for our investment grade, residual and subordinate securities as trading securities at fair value. We report changes in fair value in income in the period of change. We determine fair value based on either third party dealer quotations, where available, or internal values. Our internal valuations are determined using internally developed models. Expected future cash flows are estimated using assumptions such as discount rates, prepayment speeds and expected losses. Discount rates for the subordinate and residual securities range from 11% to 30% and are determined based upon an assessment of general market conditions. The prepayment and loss assumptions are projected based on a comparison to actual historical performance curves.

     Interest income on subordinate and residual securities is recognized through an "effective yield" method with changes in expected future cash flows reflected in the yield on a prospective basis. The prospective yield is adjusted each time the expected future cash flows change or the actual cash flows differ from projections. The newly calculated yield is used in the accrual of interest income for subsequent reporting periods.

LOANS HELD FOR RESALE

     Loans that we do not intend to hold to maturity are classified as loans held for resale and are reported at the lower of cost or market value. The excess of cost over market value is accounted for as a market valuation reserve with changes in the reserve included in other operating expenses of the period in which the change occurs. Loans for which we have entered into an agreement to sell to an investor at a set price are valued at the commitment price. For uncommitted performing loans, we estimate fair value based on quotes for similar loans. The fair value of uncommitted non-performing loans is based on estimated expected future cash flows discounted using a rate commensurate with the risks involved. Loan origination fees and direct loan origination costs are deferred until the loans are sold. These fees and costs are considered in the carrying value of the loans when determining a market valuation reserve.

MORTGAGE SERVICING RIGHTS

     We record purchased mortgage servicing rights at cost and amortize in proportion to and over the period of estimated net servicing income. We determine estimated net servicing income using the estimated future balance of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and scheduled loan amortization. We adjust amortization prospectively in response to changes in estimated projections of future cash flows. We evaluate the mortgage servicing assets for impairment based on the fair value of the servicing assets by strata. We stratify the servicing assets based on loan type. To the extent the carrying value of the servicing assets exceeds their fair value by strata, we establish a valuation allowance, which we may adjust in the future as the value of the servicing assets increases or decreases. We estimate the fair value of our mortgage servicing rights based on the results of our internal valuation and an external valuation obtained from an independent third-party valuation specialist. Our internal valuation calculates the present value of estimated future cash flows utilizing market-based assumptions. The more significant assumptions used in our internal valuation include:

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

o    Prepayment speeds
o    Compensating interest expense
o    Delinquency experience
o    Discount rate
o    Interest rate used for computing the cost of servicing advances
o    Interest rate used for computing float income
o    Cost of servicing

     The significant cash inflows considered in estimating future cash flows include servicing fees, late fees, prepayment penalties, float income and other ancillary fees. Significant cash outflows include the cost of servicing, compensating interest payments and the cost of making service advances. Prepayment speeds and delinquency experiences are derived from historical experience. The discount rate, interest rate for the cost of financing advances, interest rate for float income and the cost of servicing are based on market assumptions provided by our third-party valuation specialist. An impairment analysis is performed after grouping our loans into seven strata based on loan type which represents the predominant risk characteristics of the underlying loans. The risk factors used to assign loans to strata include the credit score
(FICO) of the borrower, the loan to value ratio, the type of asset (mortgage or non-mortgage) and the default risk. Our strata include:

o    Subprime
o    ALT A
o    High-loan-to-value
o    Re-performing
o    Special servicing
o    Non-residential mortgage
o    Other

MORTGAGE SERVICING FEES AND ADVANCES

     We earn fees for servicing mortgage loans. We collect servicing fees, generally expressed as a percent of the unpaid principal balance, from the borrowers' payments. We also include late fees, prepayment penalties, float income and other ancillary fees in servicing income. During any period in which the borrower is not making payments, certain servicing agreements require that we advance our own funds to meet contractual principal and interest remittance requirements for certain investors, pay property taxes and insurance premiums and process foreclosures. We are entitled to recover advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record a charge to earnings to the extent that advances are uncollectible under provisions of the servicing contracts, taking into consideration historical loss and delinquency experience, length of delinquency and the amount of the advance.

EXCESS OF COST OVER NET ASSETS ACQUIRED

     We report the excess of purchase price over net assets of acquired businesses ("goodwill") at cost. We review the carrying value of goodwill at least annually for impairment.

     In performing our impairment analyses for goodwill and other intangibles, we use an approach based on fair value of the assets and liabilities. We perform this analysis using projections of future income discounted at a market rate. The determination of market discount rates is subjective and may vary by product based on the nature of the underlying business, stage of development and sales to date.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

PREMISES AND EQUIPMENT

     We report premises and equipment at cost and, except for land, depreciate them over their estimated useful lives on the straight-line method as follows:

       Buildings                           39 years
       Land improvements                   39 years
       Furniture and fixtures               5 years
       Office equipment                     5 years
       Computer hardware and software       3 years
       Leasehold improvements              A maximum of 10 years but not to
                                           exceed the term of the lease.

ASSETS SOLD UNDER AGREEMENTS TO REPURCHASE

     We periodically enter into sales of assets, such as securities and loans, under agreements to repurchase the same assets. We report repurchase agreements as collateralized financings and report the obligations to repurchase assets sold as a liability in our consolidated balance sheet. We report all assets underlying repurchase agreements as assets in our consolidated balance sheet. Custodians hold the securities in safekeeping.

DERIVATIVE FINANCIAL INSTRUMENTS

     We record all of our derivative instruments in the balance sheet at fair value. We record changes in the fair value of derivatives each period in income or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction and the effectiveness of the hedge. For hedge transactions of net investments in foreign operations, we record the effective portions of the changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. For cash-flow hedge transactions in which we hedge the variability of cash flows related to a variable-rate asset, liability or a forecasted transaction, we report the effective portions of the changes in the fair value in other comprehensive income. The gains and losses reported in other comprehensive income are reclassified to income in the periods in which earnings are impacted by the variability of the cash flows of the hedged item.

     We account for all other derivative instruments used for risk management purposes that do not meet the hedge accounting criteria at fair value with changes in fair value generally recorded in other income (expense), net. We recognize the ineffective portions of all hedges in our current period earnings and report them as a component of other income (expense), net.

FOREIGN CURRENCY TRANSLATION

     Where the functional currency is not the U.S. dollar, we translate assets and liabilities of foreign entities into U.S. dollars at the current rate of exchange existing at the balance sheet date and revenues and expenses at average monthly rates. We include the resulting translation adjustments as a component of accumulated other comprehensive income in stockholders' equity. Where the functional currency of a foreign entity is the U.S. dollar, re-measurement adjustments are included in the results of operations.

INCOME TAXES

     We file consolidated Federal income tax returns with our subsidiaries. Consolidated income tax is allocated among the subsidiaries participating in the consolidated return as if each subsidiary that has one or more subsidiaries filed its own consolidated return and those with no subsidiaries filed separate returns.

     We account for income taxes using the asset and liability method which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Additionally, we adjust deferred taxes to reflect estimated tax rate changes. We conduct periodic evaluations to determine whether it is more likely than not that some or all of our deferred tax asset will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that we can implement if warranted. We provide a valuation allowance for any portion of our deferred tax asset that, more likely than not, will not be realized.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

BASIC AND DILUTED EARNINGS PER SHARE

     We calculate basic earnings per share based upon the weighted average number of shares of common stock outstanding during the year. We calculate diluted earnings per share based upon the weighted average number of shares of common stock outstanding and all dilutive potential common shares outstanding during the year. The computation of diluted earnings per share includes the impact of the exercise of the outstanding options to purchase common stock using the treasury stock method which assumes that the proceeds from such issuance are used to repurchase common shares at fair value. If we incur a net loss for the period, we exclude common stock equivalents from the diluted calculation since the common stock equivalents would be antidilutive. Beginning in 2004, the computation of diluted earnings per share also includes the potential shares of converted common stock associated with the 3.25% Convertible Notes that we issued in July 2004 using the if-converted method. Under the if-converted method, the convertible notes are assumed to have been converted, regardless of whether any of the contingent features have been met, and the resulting shares are included in the denominator (if dilutive). Interest expense applicable to the Convertible Notes, net of tax, is added back to the numerator (i.e. net income), for purposes of computing diluted earnings per share.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly significant in the near or medium term relate to our determination of the valuation of securities, loans held for resale, advances, servicing rights, intangibles and the deferred tax asset.

STOCK-BASED COMPENSATION

     We currently account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As discussed in the "Current Accounting Pronouncements" section below, the FASB issued a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", in December 2004, which supersedes APB Opinion No. 25 and is effective January 1, 2006.

     We maintain stock-based compensation plans that provide for the granting of stock and stock options to our employees and directors. As indicated above, we account for our stock option plans based on the intrinsic value method set forth in APB Opinion No. 25 and related Interpretations, under which no compensation cost has been recognized, except with respect to stock options that are granted with an exercise price that is less than the fair value of our stock at the date of the grant. We generally grant stock options to employees at an exercise price that is less than the price of our stock at the date of the grant. The following table presents net income, basic and diluted earnings per share as reported and pro forma net income and pro forma earnings per share. We have determined pro forma amounts by assuming that compensation costs for our stock option plans had been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method described by SFAS No. 123.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

                                                                                 Years Ended December 31,
                                                                        -----------------------------------------
                                                                            2005           2004          2003
                                                                        ------------   ------------  ------------
NET INCOME
  Net income (loss) as reported ......................................  $     15,065   $     57,724  $      4,772
    Add stock-based compensation expense included in reported net
      income, net of tax .............................................           562            823           797
    Deduct total stock-based employee compensation expense
      determined under fair value based method for all awards, net
      of tax .........................................................        (1,193)        (2,668)       (1,559)
                                                                        ------------   ------------  ------------
  Pro forma net income (loss) ........................................  $     14,434   $     55,879  $      4,010
                                                                        ============   ============  ============

BASIC EPS
  As reported ........................................................  $       0.24   $       0.88  $       0.07
  Pro forma ..........................................................  $       0.23   $       0.85  $       0.06

DILUTED EPS
  As reported ........................................................  $       0.24   $       0.82  $       0.07
  Pro forma ..........................................................  $       0.23   $       0.80  $       0.06

     We estimate the fair value of our option grants using the Black-Scholes option-pricing model with the following assumptions:

                                                                            2005           2004          2003
                                                                        ------------   ------------  ------------
Expected dividend yield ..............................................          0.00%          0.00%         0.00%
Expected stock price volatility ......................................         36.00          43.00         48.00
Risk-free interest rate ..............................................          4.35%          3.61%         3.25%
Expected life of options .............................................       5 years        5 years       5 years

CURRENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 123(R), "Share-Based Payment" and Staff Accounting Bulletin No. 107 (SAB 107),"Share-Based Payment". SFAS 123(R) was issued by the Financial Accounting Standards Board ("FASB") in December 2004 and is a revision of SFAS
123. In addition, this Statement also supersedes APB Opinion No. 25 and amends FASB Statement No. 95, "Statement of Cash Flows". SFAS 123R is effective beginning on January 1, 2006.

     As permitted by SFAS No. 123, we currently follow the guidance of APB Opinion No. 25, which provides for accounting for share-based compensation to employees and directors using the intrinsic value method and recognizing compensation costs for such stock options to the extent that the exercise price is less than the price of the stock at the grant date. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) measured using either the Black-Scholes or lattice (binomial) option pricing model. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period).

     We have elected to apply the modified prospective transition method upon adoption of SFAS 123(R). As a result, we will be required to recognize additional compensation expense for the years 2006 through 2009 related to the unvested portion of stock options granted for the years 2002 through 2005 net of estimated future forfeitures. We have also determined that awards we have granted to date will be classified as equity awards. Therefore, the fair value of these awards will not be re-measured after our initial estimation on the grant date. Our adoption of SFAS No. 123(R) did not have a significant impact on our consolidated financial statements.

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

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

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

     Statement of Position 03-3, "Accounting for Certain Loans for Debt Securities Acquired in a Transfer" ("SOP 03-3"). This statement was issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants in December 2003 and requires that acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of expected cash flows. Under SOP 03-3, it is not appropriate to create or carry over a valuation allowance at the time of acquisition. SOP 03-3 was issued in December 2003 and is effective for loans acquired on or after January 1, 2005. SOP 03-3 does not apply to mortgage loans classified as held for sale. The application of SOP 03-3 did not have a significant impact on our consolidated financial statements.

     SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." In February 2006, FASB issued SFAS No. 155 as an amendment to SFAS No. 133 and SFAS No. 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The standard also: a) Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; b) Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; c) Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and d) Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

     SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. We have not yet determined the financial impact of the adoption of SFAS No. 155 or whether we will adopt SFAS No. 155 in 2006.

     SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140". FASB issued SFAS No. 156 in March 2006 as an amendment to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and liabilities. Recognition of a servicing asset or liability would be required each time an entity commits to service a financial asset through a servicing contract that: a) represents a transfer of the servicer's financial assets that meets the requirements for sale accounting, b) represents a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS 115. "Accounting for Certain Investments in Debt and Equity Securities", or c) represents an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

     SFAS 156 also requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable, and allows an entity to chose from two subsequent measurement methods for each class of separately recognized servicing assets and liabilities. The two methods are: a) the amortization method which amortizes servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assesses servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date, and b) the fair value measurement method which measures servicing assets or liabilities at fair value each reporting date and reports changes in fair value in earnings in the period in which the changes occur.

     A prospective application of SFAS 156 is required as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is allowed as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We have not yet determined which subsequent measurement method we will adopt or whether that adoption will occur effective January 1, 2006 or January 1, 2007. As of December 31, 2005, the fair value of our mortgage servicing rights was $183,755 as compared to a carrying value of $148,663.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

NOTE 2 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values reflect the interest rate environments as of December 31, 2005 and 2004. In different interest rate environments, fair value results can differ, especially for certain fixed-rate financial instruments and non-accrual assets. The methodologies used and key assumptions made to estimate fair value, the estimated fair values determined and recorded carrying values follow:

TRADING SECURITIES

     We adjust our securities portfolio to fair value based on third party dealer quotations, where available, and internal values, subject to an internal review process. For those securities that do not have an available market quotation we request market values and underlying assumptions from various securities dealers.

LOANS HELD FOR RESALE

     We estimate the fair value of our performing loans based upon quoted market prices for similar whole loan pools. We base the fair value of our non-performing loans on estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows.

ADVANCES

     We value advances we make on loans we service for others at their carrying amounts because they have no stated maturity, generally are realized within a relatively short period of time and do not bear interest.

RECEIVABLES

     The carrying value of receivables approximates fair value because of the relatively short period of time between their origination and realization. Certain long-term receivables are carried at a discounted value that we believe approximates fair value.

BORROWINGS

     We base the fair value of our debt securities on quoted market prices. The fair value of our other borrowings, including match funded liabilities and obligations outstanding under lines of credit, approximates carrying value because these borrowings are either short-term or bear interest at a rate that is adjusted regularly based on a market index.

DERIVATIVE FINANCIAL INSTRUMENTS

     We base the fair values of our derivative financial instruments on quoted market prices.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

     The carrying amounts and the estimated fair values of our financial instruments are as follows:

                                                            December 31, 2005             December 31, 2004
                                                       ---------------------------   ---------------------------
                                                         Carrying         Fair         Carrying         Fair
                                                           Value          Value          Value          Value
                                                       ------------   ------------   ------------   ------------
Financial assets:
    Trading securities .............................   $     31,962   $     31,962   $    125,742   $    125,742
    Loans held for resale ..........................        624,671        624,671          8,437          8,437
    Match funded assets ............................        377,105        377,105        280,760        280,760
    Advances .......................................        219,716        219,716        240,430        240,430
    Receivables ....................................         68,266         68,266        126,719        126,719
Financial liabilities:
    Match funded liabilities .......................        339,292        339,292        244,327        244,327
    Lines of credit and other secured borrowings ...        626,448        626,448         50,612         50,612
    Debt securities ................................        154,329        151,028        231,249        228,003
    Deposits .......................................             --             --        290,507        292,896
    Escrow deposits ................................             --             --         86,084         86,084
Derivative financial instruments, net ..............          1,268          1,268            410            410

NOTE 3 TRADING SECURITIES

     Trading securities are as follows at December 31:

                                                            2005        2004
                                                         ----------   ---------
Investment grade:
    U.S. Treasury note ................................  $       --   $   1,594
    Collateralized mortgage obligations (AAA-rated) ...          --      81,466
    Bonds and debentures ..............................       1,685       3,155
                                                          ---------   ---------
                                                          $   1,685   $  86,215
                                                          =========   =========
Subordinates and residuals:
    Single family residential
        BB-rated subordinates .........................   $     223   $     256
        B-rated subordinates ..........................         336         435
        Unrated subordinates ..........................         165         217
        Unrated subprime residuals ....................      27,024      35,276
                                                          ---------   ---------
                                                             27,748      36,184
    Commercial unrated subordinates ...................       2,529       3,343
                                                          ---------   ---------
                                                          $  30,277   $  39,527
                                                          =========   =========

     A profile of the maturities of our trading securities at December 31, 2005 follows. Mortgage-backed securities are included based on their weighted-average maturities reflecting anticipated future prepayments.

                                                       Investment Grade Securities   Subordinates and Residuals
                                                       ---------------------------   ---------------------------
                                                         Weighted                      Weighted
                                                          Average                       Average
                                                           Yield       Fair Value        Yield       Fair Value
                                                       ------------   ------------   ------------   ------------
Due within one year ................................           1.95%  $        653          23.21%  $      9,828
Due after 1 through 5 years ........................           5.63          1,032          22.18         14,518
Due after 5 through 10 years .......................             --             --          25.79          5,044
Due after 10 years .................................             --             --          28.96            887
                                                                      ------------                  ------------
                                                                      $      1,685                  $     30,277
                                                                      ============                  ============

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

     Realized and unrealized gains on trading and match funded securities for the years ended December 31 were comprised of the following:

                                         2005         2004         2003
                                      ----------   ----------   ----------
Unrealized gains (losses):
    Trading securities ............   $   (5,460)  $   (1,067)  $    3,226
    Match funded securities .......           --           --         (248)
                                      ----------   ----------   ----------
                                          (5,460)      (1,067)       2,978
                                      ----------   ----------   ----------
Realized gains:
    Trading securities ............        5,473          530          366
                                      ----------   ----------   ----------
                                      $       13   $     (537)  $    3,344
                                      ==========   ==========   ==========

     Our subordinate and residual securities at December 31, 2005, and 2004 include retained interests with a fair value of $1,429 and $907, respectively, from securitizations of loans.

NOTE 4 LOANS HELD FOR RESALE

     Loans held for resale primarily represent subprime single family residential loans originated or acquired through our Residential Origination Services segment that we intend to sell or securitize. The carrying value of these loans amounted to $624,671 and $8,437 at December 31, 2005 and 2004, respectively. At December 31, 2005, we had entered into commitments to sell $18,587 of these loans. The balance at December 31, 2005 is net of a market valuation reserve of $7,659. Loans with a carrying value of $469,937 at December 31, 2005 were acquired in the fourth quarter of 2005 and securitized in February 2006. Loans held for resale at December 31, 2005 include non-performing loans with a carrying value of $10,857.

NOTE 5 MATCH FUNDED ASSETS

     Our match funded assets are comprised of the following at December 31:

                                                            2005        2004
                                                          ---------   ---------
Advances on residential loans serviced for others:
    Principal and interest ............................   $ 174,252   $ 107,102
    Taxes and insurance ...............................     129,700     107,710
    Other .............................................      73,153      61,814
                                                          ---------   ---------
                                                            377,105     276,626
Commercial loans ......................................          --       4,134
                                                          ---------   ---------
                                                          $ 377,105   $ 280,760
                                                          =========   =========

     Match funded advances are owned by special purpose entities and are, therefore, not available to satisfy claims of general creditors. We retain control of the advances and therefore the transfers do not qualify as a sale for accounting purposes. As a result, the proceeds we received from the transfer are reported as a secured borrowing with pledge of collateral (match funded liabilities) in our consolidated balance sheet.

NOTE 6 ADVANCES

     During any period in which the borrower is not making payments, we are required under certain servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. Advances on loans serviced for others and loans we own consisted of the following at December 31:

                                                            2005        2004
                                                          ---------   ---------
Residential loans serviced for others:
    Principal and interest ............................   $  40,506   $  51,782
    Taxes and insurance ...............................      98,622      94,926
    Other .............................................      77,228      93,375
                                                          ---------   ---------
                                                            216,356     240,083
Loans and loans held for resale .......................       3,360         347
                                                          ---------   ---------
                                                          $ 219,716   $ 240,430
                                                          =========   =========

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

     Advances on loans serviced for others are net of reserves of $570 and $5,212 at December 31, 2005 and 2004, respectively. The $5,212 of reserves at December 31, 2004 included $4,115 related to the remaining balance of forbearance plan fees and multiple breach fees that we were not collecting directly from borrowers at that time.

NOTE 7 MORTGAGE SERVICING RIGHTS

     We service residential mortgage loans that we do not own under contractual servicing agreements. We purchase servicing rights from the owners of the mortgages or enter into subservicing agreements with entities that own the servicing rights. The total unpaid principal balance of such loans we serviced for others was $42,779,048 and $34,524,491 at December 31, 2005 and 2004,
respectively, and is excluded from our balance sheet. We similarly exclude from our balance sheet funds representing collections of principal and interest we have received from borrowers that are on deposit with an unaffiliated bank. Those funds amounted to $716,904 and $867,884 at December 31, 2005 and 2004, respectively. The rights and obligations of servicing rights are typically specified in an agreement between the various parties to a mortgage securitization transaction. In general, these servicing agreements include guidelines and procedures for servicing the loans, including servicing, remittance and reporting requirements, among other provisions.

     The following table summarizes the activity in our mortgage servicing rights for the years ended December 31:

                                         2005         2004         2003
                                      ----------   ----------   ----------
Balance at beginning of year ......   $  131,409   $  166,495   $  171,611
Purchases .........................      113,946       60,950       88,829
Amortization ......................      (96,692)     (96,036)     (93,558)
Impairment ........................           --           --         (387)
                                      ----------   ----------   ----------
Balance at end of year ............   $  148,663   $  131,409   $  166,495
                                      ==========   ==========   ==========

     At December 31, 2005 and 2004, we estimated the fair value of our servicing rights to be $183,755 and $152,148, respectively, by discounting future underlying loan cash flows. As more fully described in Note 1, the more significant assumptions used in the December 31, 2005 valuation include a discount rate of 18%, prepayment speeds ranging from 28% to 51% (depending on loan type), delinquency rates ranging from 0% to 24% (depending on loan type), an interest rate of one-month LIBOR plus 200 basis points for computing the cost of servicing advances and an interest rate equal to the Federal Funds Rate for computing float income.

     At December 31, 2005, the geographic distribution based on the unpaid principal balance of the loans we serviced was as follows:

                               Amount       No. of loans
                            -------------   -------------
California ..............   $   9,212,741          43,939
Florida .................       3,837,526          33,175
New York ................       3,512,391          20,163
Texas ...................       2,097,182          28,279
Illinois ................       1,971,775          16,794
Other (1) ...............      22,147,433         226,452
                            -------------   -------------
                            $  42,779,048         368,802
                            =============   =============

(1) Consisted of loans in 45 other states, the District of Columbia, three U.S. territories and one foreign country, none of which aggregated over $1,459,184 in any one.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

NOTE 8 RECEIVABLES

     Receivables consisted of the following at the dates indicated:

                                                      December 31,
                                                -----------------------
                                                   2005         2004
                                                ----------   ----------
Residential Servicing (1) ...................   $   23,323   $   24,012
Commercial Servicing ........................        2,508        2,736
Ocwen Recovery Group ........................          864          341
Residential Origination Services (2) ........       18,497        3,455
Business Process Outsourcing ................        1,183        1,532
Corporate Items and Other (3)(4) ............       21,891       94,643
                                                ----------   ----------
                                                $   68,266   $  126,719
                                                ==========   ==========

(1) The balances at December 31, 2005 and 2004 include $15,674 and $12,801, respectively, of fees earned from the servicing of loans and real estate. The remaining balance consists largely of reimbursable expenses due from loan servicing investors. The total balance of receivables for this segment is net of reserves of $6,509 and $3,395 at December 31, 2005 and 2004, respectively.
(2) The balance at December 31, 2005, which is net of reserves of $2,379, consists principally of $4,020 of trade receivables related to our operations of REALTrans and the activities of Ocwen Realty Advisors and $10,751 of uncollected principal and interest related to loans held for resale. The balance at December 31, 2004 consists principally of trade receivables of REALTrans and Ocwen Realty Advisors.
(3) The balances at December 31, 2005 and 2004 include receivables totaling $13,160 and $18,308, respectively, that primarily represent payments to be received in future years (through June 2014) of proceeds from the sales of investments in affordable housing properties. These balances are net of unaccreted discounts of $1,530 and $2,346 and reserves for doubtful accounts of $6,150 and $5,596 at December 31, 2005 and 2004, respectively.
(4) The balance at December 31, 2004 also included $68,463 of income taxes receivable. Income taxes receivable at December 31, 2004 included $63,398 of federal tax refund claims, including $6,872 of accrued interest on the claims. In September 2005, we collected the federal income tax claims which totaled $65,317 including $8,772 of interest.

NOTE 9 PREMISES AND EQUIPMENT

     Our premises and equipment are summarized as follows at the dates indicated:
                                                      December 31,
                                                -----------------------
                                                   2005         2004
                                                ----------   ----------
Computer hardware and software ..............   $   77,675   $   67,483
Building ....................................       19,641       19,641
Leasehold improvements ......................        6,586       10,508
Land and land improvements ..................        4,049        4,049
Furniture and fixtures ......................        9,300        8,677
Office equipment and other ..................        5,150        3,887
Less accumulated depreciation and
 amortization ...............................      (82,293)     (76,805)
                                                ----------   ----------
                                                $   40,108   $   37,440
                                                ==========   ==========

     Depreciation and other amortization expense amounted to $12,770, $12,312 and $12,406 for 2005, 2004 and 2003, respectively (of which $3,660, $2,925 and
$2,455 related to computer software). Building represents our customer service and collection facility in Orlando, Florida, which we have used as collateral for a mortgage note.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

NOTE 10 OTHER ASSETS

     Other assets consisted of the following at the dates indicated:

                                                      December 31,
                                                -----------------------
                                                   2005         2004
                                                ----------   ----------
Deferred tax assets (net of valuation
 allowances of $163,802 and $165,927) .......   $   20,270   $   17,683
Interest earning collateral deposits (1) ....       15,164        8,905
Interest earning debt service accounts (2) ..       14,798        5,850
Deferred debt related costs, net ............        7,505       11,216
Goodwill and intangibles, net (3) ...........        7,053        7,756
Real estate .................................        4,062       18,732
Prepaid expenses ............................        2,922        4,069
Loans (net of allowance of $40 and $4,546) ..          413        3,792
Affordable housing properties ...............           --        5,641
Other .......................................        1,844        5,060
                                                ----------   ----------
                                                $   74,031   $   88,704
                                                ==========   ==========

(1) The balances at December 31, 2005 and 2004 include $8,912 and $8,905, respectively, of deposits that were required in order to obtain surety bonds for affordable housing properties that we sold before the end of the fifteen-year tax credit amortization period and on which we have previously claimed tax credits on our income tax returns. The surety bond is required in order to avoid the recapture of those tax credits previously claimed. The balance at December 31, 2005 also includes a $5,000 cash collateral account required under an agreement we entered into in connection with debanking.
(2) The balances at December 31, 2005 and 2004 include amounts set aside from the proceeds of one of our match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. The balance at December 31, 2005 also includes collections on match funded advances related to our other advance facility that were forwarded to the trustee prior to the scheduled payment application date.
(3) The balance at December 31, 2005 and 2004 included $5,435 of goodwill and intangibles related to the acquisition of our German subsidiary, Bankhaus Oswald Kruber GmbH & Co. KG ("BOK") on September 30, 2004.

NOTE 11 MATCH FUNDED LIABILITIES

     Match funded liabilities are obligations secured by the collateral underlying the related match funded assets, and are repaid through the cash proceeds arising from those assets. Our match funded liabilities are accounted for as secured borrowings with pledges of collateral and are comprised of the following at December 31:

                                                                              Unused
                                                                             Borrowing
Collateral                                  Interest rate                     Capacity       2005           2004
-----------------------------------------   -----------------------------   -----------   -----------   -----------
Advances on loans serviced for others (1)   See (1)                         $    36,057   $   238,943   $   149,341
Advances on loans serviced for others (2)   LIBOR plus 175 basis points          24,651       100,349        90,852
Commercial loans                            --                                       --            --         4,134
                                                                            -----------   -----------   -----------
                                                                            $    60,708   $   339,292   $   244,327
                                                                            ===========   ===========   ===========

(1) In November 2004, we executed a servicing advance securitization. This transaction involved the issuance of a term note for $100,000 and a one-year variable funding note for a maximum of $75,000. On March 31, 2005, we executed an indenture supplement to the November 2004 securitization with a closing date of April 6, 2005. This supplement included the issuance of a second term note for $75,000. In addition, the maximum amount of the variable funding note was increased to $100,000. The original term note bears interest at LIBOR plus 50 basis points, and the second term note bears interest at LIBOR plus 40 basis points. The variable funding note bears interest at a commercial paper rate plus a margin that approximates LIBOR plus 50 basis points. The original term note under this facility has a stated maturity of October 2013, and the second term note has a stated maturity of March 2014. The variable funding note has a stated maturity of November 2011.
(2) Under the terms of the agreement, we are eligible to finance additional advances on loans serviced for others up to a maximum balance of $125,000. This facility will mature in January 2007.

     At December 31, 2005 and 2004, match funded liabilities had a weighted average interest rate of 4.96% and 3.32%, respectively.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

     Match funded liabilities contain various qualitative and quantitative covenants that, among other things, establish requirements for the monitoring and reporting of specified financial transactions and reporting on defined events affecting the collateral underlying the agreements. We are currently in compliance with these covenants.

NOTE 12 SERVICER LIABILITIES

     Servicer liabilities represent amounts we have collected, primarily from residential servicing borrowers, that will either be deposited in collection accounts held at an unaffiliated bank and excluded from our balance sheet, paid directly to an investment trust, or refunded to borrowers. The following table sets forth the principal components of servicer liabilities at December 31:

                                                      2005         2004
                                                   ----------   ----------
Borrower payments due to custodial accounts ....   $  225,862   $  255,040
Escrow payments due to custodial accounts ......       22,573        3,786
Partial payments and other unapplied balances ..       50,457       32,439
                                                   ----------   ----------
                                                   $  298,892   $  291,265
                                                   ==========   ==========

NOTE 13 LINES OF CREDIT AND OTHER SECURED BORROWINGS

     Secured lines of credit from various unaffiliated financial institutions are as follows at December 31:

                                                                           Unused            Balance Outstanding
                                                                          Borrowing     -----------------------------
Borrowings                         Interest Rate (1)       Maturity       Capacity           2005            2004
------------------------------   ---------------------   ------------   -------------   --------------   ------------
Senior secured credit            1-Month LIBOR +162.5
 agreement (2)                    or 225 basis points      June 2006    $      58,782   $       81,218   $     24,218
Senior secured credit             1-Month LIBOR + 250
 agreement (3)                       basis points             (3)                  --               --         11,458
Mortgage note (4)                        5.62%           October 2014              --           14,661         14,936
Loans sold under agreement        1-Month LIBOR + 75
 to repurchase (5)                   basis points         March 2006               --          459,400             --
Master loan and security          1-Month LIBOR + 55
 agreement (6)                    or 355 basis points    October 2006         100,000               --             --
                                                                        -------------   --------------   ------------
                                                                              158,782          555,279         50,612
Master loan and security          1-Month LIBOR + 55
 agreement - consolidated         or 355 basis points
 VIE (7)                                                 October 2006         178,831           71,169             --
                                                                        -------------   --------------   ------------
                                                                        $     337,613   $      626,448   $     50,612
                                                                        =============   ==============   ============

(1) 1-Month LIBOR was 4.39% and 2.40% at December 31, 2005 and 2004, respectively.
(2) Secured by mortgage servicing rights and advances on loans serviced by others. Borrowing secured by mortgage servicing rights is at LIBOR plus 225 basis points. Borrowing secured by other acceptable collateral is at LIBOR plus 162.5 basis points. The interest rate may be reduced to 1.625% or 2.25% to the extent that we have available balances on deposit with the lender.
(3) We repaid in full the balance outstanding under this credit agreement during the second quarter of 2005 and terminated the agreement.
(4) Collateral represents our loan servicing call center located in Orlando, Florida.
(5) Represents a repurchase agreement entered into to finance the purchase of mortgage loans held for resale. The loans were securitized in February 2006 and the outstanding balance was repaid. This agreement matured on March 17, 2006.
(6) We entered into this agreement on October 11, 2005. Any borrowings under this agreement will be secured by mortgage loans. We can borrow up to 90% of the principal balance of the mortgage loans or 88.2% of the market value of the loans, whichever is lower, at LIBOR plus 55 basis points. Borrowing above this level is at LIBOR plus 355 basis points.
(7) A consolidated VIE entered into this agreement on October 11, 2005. Borrowings under this agreement are secured by mortgage loans. The consolidated VIE can borrow up to 90% of the principal balance of the mortgage loans or 88.2% of the market value of the loans, whichever is lower, at LIBOR plus 55 basis points. Borrowing above this level is at LIBOR plus 355 basis points.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

     Each of our lines of credit contains qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and restrictions on future indebtedness, as well as the monitoring and reporting of various specified transactions or events. We are currently in compliance with these covenants.

     The maximum month end amount outstanding under lines of credit and other secured borrowings was $626,448 and $113,790 for the years ended December 31, 2005 and 2004, respectively. The average balance of obligations outstanding under lines of credit and other secured borrowings was $116,999 and $66,271 during the years ended December 31, 2005 and 2004, respectively, and the weighted average interest rates were 4.16% and 4.10%, respectively. The weighted average interest rates on our obligations outstanding under lines of credit and other secured borrowings were 5.29% and 4.84% at December 31, 2005 and 2004, respectively.

NOTE 14 DEBT SECURITIES

     Our debt securities consist of the following at December 31:

                                                      2005         2004
                                                   ----------   ----------
3.25% Convertible Notes due August 1, 2024 .....   $  100,900   $  175,000
10.875% Capital Securities due August 1, 2027 ..       53,429       56,249
                                                   ----------   ----------
                                                   $  154,329   $  231,249
                                                   ==========   ==========

     Each of our debt securities contain qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and restrictions on future indebtedness, as well as the monitoring and reporting of various specified transactions or events. We are currently in compliance with these covenants.

     Convertible Notes. In July 2004, OCN issued $175,000 aggregate principal amount of 3.25% Contingent Convertible Senior Unsecured Notes due 2024 ("Convertible Notes"). The Convertible Notes are senior unsecured obligations and bear interest at the rate of 3.25% per year. Interest is payable on February 1 and August 1 of each year beginning on February 1, 2005. The Convertible Notes will mature on August 1, 2024. During 2005, we repurchased $74,100 of our Convertible Notes in the open market resulting in a gain of $4,497, net of the write-off of unamortized issuance costs.

     In connection with our issuance of the Convertible Notes, we incurred certain costs that we capitalized and are amortizing over the period from the date of issuance to August 1, 2009, the first date at which holders may require us to repurchase their notes. The unamortized balance of these issuance costs amounted to $2,814 and $6,107 at December 31, 2005 and 2004, respectively, and is included in other assets. We filed with the SEC a registration statement, which was declared effective March 15, 2005, covering resales by holders of the Convertible Notes and the common stock issuable upon conversion.

     Holders may convert all or a portion of their notes into shares of our common stock under the following circumstances: (1) at any time during any calendar quarter commencing after December 31, 2004, if the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the calendar quarter prior to such quarter is greater than 125% of the conversion price per share of common stock on such last day; (2) subject to certain exceptions, during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the notes for each day of the five-consecutive-trading-day period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1 principal amount of the notes; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions.

     The conversion rate is 82.1693 shares of our common stock per $1 principal amount of the notes, subject to adjustment. Events that may cause the conversion rate to be adjusted, as more fully described in the related indenture agreement, primarily relate to cash dividends or other distributions to holders of our common stock. Upon conversion, we may at our option choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock as described herein.

     Beginning August 1, 2009, we may redeem all or a portion of the notes for cash for a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any.

     Holders may require us to repurchase all or a portion of their notes for cash on August 1, 2009, August 1, 2014, and August 1, 2019 or upon the occurrence of a "fundamental change" at a repurchase price equal to 100% of the principal amount of the notes to be

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

repurchased plus accrued and unpaid interest, if any. A "fundamental change" is a change of control or a termination of trading in our common stock.

     In privately negotiated transactions concurrent with the private placement of the Convertible Notes, we used 25% of the gross proceeds from the sale of the Convertible Notes to repurchase 4,850,000 shares of our common stock at a price of $9.02 per share. We used the remaining proceeds, net of underwriting discount and other expenses, primarily to repay maturing deposits and other liabilities, to increase our cash and to invest in short-term investment grade securities.

     Capital Securities. In August 1997, Ocwen Capital Trust ("OCT") issued $125,000 of 10.875% Capital Securities (the "Capital Securities"). OCT invested the proceeds from issuance of the Capital Securities in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027. Prior to our adoption of SFAS No. 150 on July 1, 2003, we presented the Capital Securities in a separate caption between liabilities and stockholders' equity in our balance sheet as "Company-obligated, mandatorily redeemable securities of subsidiary trust holding solely Junior Subordinated Debentures of the Company", and distributions were reported on the Capital Securities in a separate caption immediately following non-interest expense in our consolidated statement of operations. Effective with our adoption of SFAS No. 150 on July 1, 2003, the Capital Securities are presented as a liability in the balance sheet as a component of Debt Securities. At the same time, we began reporting distributions on the Capital Securities as a component of interest expense in the consolidated statement of operations. During 2005, we repurchased $2,820 of our Capital Securities in the open market resulting in a loss of $239, net of the write-off of unamortized issuance costs.

     Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1,000 per Capital Security. OCN guarantees payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, to the extent OCT has funds available. If Ocwen Financial Corporation does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Accumulated distributions payable on the Capital Securities amounted to $2,425 and $2,549 at December 31, 2005 and 2004, respectively, and are included in other liabilities.

     We have the right to defer payment of interest on the Junior Subordinated Debentures at any time or from time to time for a period not exceeding 10 consecutive semiannual periods with respect to each deferral period provided that no extension period may extend beyond the stated maturity of the Junior Subordinated Debentures. Upon the termination of any such extension period and the payment of all amounts then due on any interest payment date, we may elect to begin a new extension period. Accordingly, there could be multiple extension periods of varying lengths throughout the term of the Junior Subordinated Debentures. If we defer interest payments on the Junior Subordinated Debentures, distributions on the Capital Securities will also be deferred, and we may not, nor may any of our subsidiaries, (i) declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, their capital stock or (ii) make any payment of principal, interest or premium, if any, on or repay, repurchase or redeem any debt securities that rank pari passu with or junior to the Junior Subordinated Debentures. During an extension period, interest on the Junior Subordinated Debentures will continue to accrue at the rate of 10.875% per annum, compounded semiannually.

     We may redeem the Junior Subordinated Debentures before maturity at our option subject to the receipt of any necessary prior regulatory approval, (i) in whole or in part on or after August 1, 2007, at a redemption price equal to 105.438% of the principal amount thereof on August 1, 2007, declining ratably on each August 1 thereafter to 100% on or after August 1, 2017, plus accrued interest thereon, or (ii) at any time, in whole (but not in part), upon the occurrence and continuation of a special event (defined as a tax event, regulatory capital event or an investment company event) at a redemption price equal to the greater of (a) 100% of the principal amount thereof or (b) the sum of the present values of the principal amount and premium payable with respect to an optional redemption of such Junior Subordinated Debentures on August 1, 2007, together with scheduled payments of interest from the prepayment date to August 1, 2007, discounted to the prepayment date on a semiannual basis at the adjusted Treasury rate plus accrued interest thereon to the date of prepayment. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption, in an amount equal to the amount of the related Junior Subordinated Debentures maturing or being redeemed and at a redemption price equal to the redemption price of the Junior Subordinated Debentures, plus accumulated and unpaid distributions thereon to the date of redemption.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

     For financial reporting purposes, we treat OCT as a subsidiary and, accordingly, the accounts of OCT are included in our consolidated financial statements. We consolidated OCT because we own all of the Common Securities that were issued by OCT and 57% of the Capital Securities. We eliminate intercompany balances and transactions with OCT, including the balance of Junior Subordinated Debentures outstanding, in our consolidated financial statements.

     In connection with our issuance of the Capital Securities, we incurred certain costs that we capitalized and are amortizing over the term of the Capital Securities. The unamortized balance of these issuance costs amounted to $1,535 and $1,691 at December 31, 2005 and 2004, respectively, and is included in other assets.

NOTE 15 DEPOSITS

     In connection with debanking, on June 30, 2005, Marathon National Bank assumed the customer deposits associated with the Bank's branch facility. As a result of our termination of the Bank's status as a federal savings bank, we are no longer able to accept deposits in the U.S. Our deposits consisted of the following at December 31, 2004:

Non-interest-bearing deposits ............   $    4,513
NOW and money market checking accounts ...       12,541
Savings accounts (1) .....................        1,804
                                             ----------
                                                 18,858
Certificates of deposit (1) ..............      271,649
                                             ----------
                                             $  290,507
                                             ==========

(1) BOK deposits amounted to $12,550 and $10,792 at December 31, 2005 and 2004, respectively, and are included in other liabilities.

     Interest expense we incurred by type of deposit account was as follows for the years ended December 31:

                                         2005         2004         2003
                                      ----------   ----------   ----------
NOW, money market and savings .....   $      690   $      586   $      528
Certificates of deposit ...........        3,020       13,048       17,018
                                      ----------   ----------   ----------
                                      $    3,710   $   13,634   $   17,546
                                      ==========   ==========   ==========

NOTE 16 ESCROW DEPOSITS

     Escrow deposits amounted to $86,084 at December 31, 2004 and consist of custodial deposit balances representing funds collected from borrowers for the payment of taxes and insurance premiums on mortgage properties underlying loans that we serviced for others. In connection with debanking, these custodial deposits were transferred from the Bank to an unaffiliated bank and are now excluded from our balance sheet.

NOTE 17 BASIC AND DILUTED EARNINGS PER SHARE

     We are required to present both basic and diluted EPS on the face of our statement of operations. Basic EPS excludes common stock equivalents and is calculated by dividing net income by the weighted average number of common shares outstanding during the year. We calculate diluted EPS by dividing net income, as adjusted to add back interest expense on the Convertible Notes, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and the Convertible Notes.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

     The following is a reconciliation of the calculation of basic EPS to diluted EPS for the years ended December 31:

                                                    2005           2004           2003
                                                ------------   ------------   ------------
Basic EPS:
Net income ..................................   $     15,065   $     57,724   $      4,772
                                                ============   ============   ============
Weighted average shares of common stock .....     62,912,768     65,811,697     67,166,888
                                                ============   ============   ============
Basic EPS ...................................   $       0.24   $       0.88   $       0.07
                                                ============   ============   ============
Diluted EPS:
Net income ..................................   $     15,065   $     57,724   $      4,772
Interest expense on Convertible Notes, net
 of income tax (1) ..........................             --          2,378             --
                                                ------------   ------------   ------------
Adjusted net income .........................   $     15,065   $     60,102   $      4,772
                                                ============   ============   ============
Weighted average shares of common stock .....     62,912,768     65,811,697     67,166,888
Effect of dilutive elements:
  Convertible Notes (1) .....................             --      6,129,022             --
  Stock options (2) .........................        807,649        992,337        493,889
  Common stock awards .......................        165,022        264,199        403,096
                                                ------------   ------------   ------------
Dilutive weighted average of common stock ...     63,885,439     73,197,255     68,063,873
                                                ============   ============   ============
Diluted EPS .................................   $       0.24   $       0.82   $       0.07
                                                ============   ============   ============

(1) The effect of our Convertible Notes on diluted EPS is computed using the if-converted method in accordance with the provisions of EITF 04-8, as described in Note 1. The Convertible Notes are assumed to have been converted to common shares at the time the Convertible Notes were issued on July 28, 2004. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, is added back to net income. Conversion of the Convertible Notes into shares of common stock has not been assumed for purposes of computing diluted EPS for 2005 because the effect would be anti-dilutive. The effect is anti-dilutive whenever interest expense on the Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS.

(2) Excludes an average of 1,582,640, 1,274,364 and 2,818,332 options that were anti-dilutive for 2005, 2004 and 2003, respectively, because their exercise price was greater than the average market price of our stock.

NOTE 18 DERIVATIVE FINANCIAL INSTRUMENTS

FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

     We entered into foreign currency derivatives to hedge our net investments in foreign subsidiaries that own residual securities backed by subprime residential loans originated in the UK and that owned a shopping center located in Halifax, Nova Scotia. During the first quarter of 2005, we sold our foreign subsidiary that owned the shopping center. However, in connection with the sale, OCN extended a short-term Canadian Dollar loan in the amount of C$6,000 to the buyer. During the third quarter of 2005, the Canadian Dollar loan was repaid in full and the related currency futures contract was terminated. We have managed our exposure to foreign currency exchange rate risk related to this foreign currency-denominated transaction through the use of currency futures. Our remaining principal exposure to foreign currency exchange rates exists primarily with the British Pound versus the U.S. Dollar. Our policy is to periodically adjust the amount of foreign currency derivative contracts we have entered into in response to changes in our recorded investment as well as to changes in our assets denominated in a foreign currency. Our net exposures are subject to gain or loss if foreign currency exchange rates fluctuate. Currency futures are commitments to either purchase or sell foreign currency at a future date for a specified price. We have determined that the local currency of our investment in UK residuals is the functional currency. The foreign currency derivative financial instrument related to our foreign subsidiary that owns the residual securities was designated as a hedge. Accordingly, for this instrument we include the gains or losses in the net unrealized foreign currency translation in accumulated other comprehensive income in stockholders' equity. The foreign currency derivative financial instrument related to our Canadian Dollar-denominated loan was not designated as a hedge. Gains and losses from this instrument are included in earnings as an offset to the related foreign currency transaction gain or loss arising from remeasurement of the loan prior to its repayment in the third quarter.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

     The following table sets forth the terms and values of these foreign currency financial instruments at the dates indicated:

                                             Position     Maturity     Notional Amount   Strike Rate     Fair Value
                                             --------   ------------   ---------------   ------------   ------------
December 31, 2005:
British Pound currency futures (1) .......   Short      March 2006     (pound)  13,438         1.7692   $        726
                                                                                                        ============
December 31, 2004:
Canadian Dollar currency futures (1) .....   Short      March 2005     C$       11,500         0.8416   $        109

British Pound currency futures (1) .......   Short      March 2005     (pound)  17,000         1.9248            301
                                                                                                        ------------
                                                                                                        $        410
                                                                                                        ============

(1) The U.S. Dollar equivalent notional amount of the British Pound currency futures at December 31, 2005 was $23,148. At December 31, 2004, the U.S. Dollar equivalent notional amounts of the Canadian Dollar and British Pound currency futures were $9,570 and $32,609, respectively.

     Because foreign currency futures contracts are exchange traded, holders of these instruments look to the exchange for performance under these contracts and not the entity holding the offsetting futures contract, thereby minimizing the risk of nonperformance under these contracts. The notional principal amount does not represent our exposure to credit loss.

     Beginning in the second quarter of 2005, BOK entered into Euro foreign exchange forward contracts ("FX Forward") in order to hedge its investment in U.S. dollar-denominated servicing advances that it acquired from OLS. The following table sets forth the terms and value of the foreign exchange forward contracts as of December 31, 2005:

                                        Notional Amount
                                 -----------------------------       Contract
Maturity                             Sell            Buy               Rate         Fair Value
------------------------------   ------------   --------------   ----------------   ----------
April to August 2006             $      7,464   (euro)   6,111   1.1854 to 1.2590   $     (189)

INTEREST RATE RISK MANAGEMENT

     From time to time, we enter into interest rate swaps. Under interest rate swaps, we agree with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed upon notional amount. We are exposed to loss when we enter into interest rate swaps if: (i) the counterparty to the interest rate swap does not perform and (ii) the interest rate that we receive exceeds the interest rate that we pay.

     We had no interest rate swaps outstanding at December 31, 2005 or 2004. During 2003, we realized gains of $1,076 on swaps that we terminated. While these two swaps were entered into for purposes of mitigating the impact of declining interest rates on float earnings, they did not meet the criteria to be accounted for under hedge accounting. Accordingly, they were accounted for at fair value with changes in fair value included in servicing and subservicing fees. We entered into no swap agreements during 2005 or 2004.

     The amortizing interest rate caps and floors we had purchased in 1999 to hedge our interest rate exposure relating to our match funded loans and securities matured in October 2003. Net realized and unrealized gains and (losses) included in earnings to record these caps and floors at fair value during 2003 amounted to $(592).

     During 2005, in connection with our Residential Origination Services business, we acquired certain mortgage loan portfolios, which we held at December 31, 2005 in anticipation of a securitization. Since the value of the mortgages loans held are subject to interest rate risk, we sold short a series of three-month Eurodollar interest rate futures contracts to hedge the exposure to interest rate risk represented by our loans held for resale. Our policy is to adjust the amount of Eurodollar futures contracts that we sell short to accommodate changes in the amount of our mortgage loans held for resale. Since the Eurodollar interest rate futures contracts were not designated as hedges, changes in the fair value of the contracts and gains and losses from these instruments are included in earnings in the period in which they occur, and we report them as a component of other income (expense), net.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

     The following table sets forth the terms and values of our Eurodollar interest rate futures contracts as of December 31, 2005:

Position             Maturity             Notional Amount   Contract Price      Fair Value
--------   ----------------------------   ---------------   --------------   ---------------
Short      March 2006 to September 2010   $     3,261,000   94.92 to 95.46   $           731

     Eurodollar interest rate futures contracts are exchange-traded; therefore, holders of these instruments look to the exchange for performance under these contracts and not to the holders of the offsetting futures contracts. Using exchange-traded instruments minimizes our exposure to risk from nonperformance under these contracts. The notional amount of our contracts does not represent our exposure to credit loss.

     Market quotes are available for these agreements. The fair value of our Eurodollar interest rate futures contracts represents the estimated amount that we would receive or pay to terminate these agreements taking into account current interest rates. The net realized and unrealized gains (losses) included in earnings to record these contracts at fair value were $872 during 2005. The following table summarizes our use of interest rate risk management instruments:

                                     Notional Amount
                                    Short Euro Dollar
                                      Interest Rate
                                         Futures
                                   ------------------
Balance at December 31, 2004 ...   $               --
  Sales ........................            4,089,000
  Maturities ...................             (828,000)
  Terminations .................                   --
                                   ------------------
Balance at December 31,2005 ....   $        3,261,000
                                   ==================

NOTE 19 INCOME TAXES

     The components of income tax expense (benefit) were as follows for the years ended December 31:

                                                         2005            2004            2003
                                                     ------------    ------------    ------------
Current:
  Federal ........................................   $      5,503    $    (23,019)   $        667
  State ..........................................            448             241              49
  Foreign ........................................          1,466             224             163
                                                     ------------    ------------    ------------
                                                            7,417         (22,554)            879
                                                     ------------    ------------    ------------
Deferred:
  Federal ........................................            866          25,742          (2,401)
  State ..........................................           (343)             --              95
  Foreign ........................................             --               6              --
  Provision for (reversal of) valuation allowance
   on deferred tax asset .........................         (2,125)        (35,518)          2,175
                                                     ------------    ------------    ------------
                                                           (1,602)         (9,770)           (131)
                                                     ------------    ------------    ------------
Total ............................................   $      5,815    $    (32,324)   $        748
                                                     ============    ============    ============

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

     Income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal corporate income tax rate of 35% as follows for the years ended December 31:

                                                         2005            2004            2003
                                                     ------------    ------------    ------------
Expected income tax expense (benefit) at statutory
 rate ............................................   $      7,308    $      8,890    $      1,760
Differences between expected and actual expense
 (benefit)
  Excess of cost over net assets acquired, net ...            (30)            (30)           (464)
  Indefinite deferral on earnings of non-U.S.
   affiliates ....................................         (2,023)           (993)           (467)
  State tax (after Federal tax benefit) ..........             68             157              94
  Low-income housing tax credits .................           (998)         (4,848)         (2,393)
  Deferred tax asset valuation allowance expense
   (benefit) .....................................         (2,125)        (35,518)          2,175
  Recapture of base year bad debt reserve ........          1,967              --              --
  Foreign tax ....................................          1,466             230             163
  Other ..........................................            182            (212)           (120)
                                                     ------------    ------------    ------------
    Actual income tax expense (benefit) ..........   $      5,815    $    (32,324)   $        748
                                                     ============    ============    ============

     The net deferred tax asset was comprised of the following as of December 31:

                                                                        2005           2004
                                                                    ------------   ------------
Deferred tax assets:
  Tax residuals and deferred income on tax residuals ............   $      4,058   $      1,159
  State taxes ...................................................          8,685          8,465
  Accrued incentive compensation ................................          2,886          2,368
  Accrued other liabilities .....................................          2,625          1,423
  Valuation allowance on real estate owned ......................            678            444
  Bad debt and allowance for loan losses ........................          4,022          3,067
  Net unrealized gains and losses on securities
   securities ...................................................             --          7,226
  Mortgage servicing rights amortization ........................         66,187         61,216
  Goodwill amortization .........................................          1,533            960
  Foreign currency exchange .....................................            346          1,075
  Capital loss carryforward .....................................          9,910          8,601
  Net operating loss carryforward ...............................         27,900         27,086
  Partnership losses and low-income housing tax credits .........         54,915         62,904
  Deferred income ...............................................          2,171             --
  Other .........................................................          1,871             --
                                                                    ------------   ------------
                                                                         187,787        185,994
                                                                    ------------   ------------
Deferred tax liabilities:
  Deferred interest income on loans .............................             75          1,255
  Net unrealized gains and losses on securities .................          3,640             --
  Research and development costs ................................             --            324
  Other .........................................................             --            805
                                                                    ------------   ------------
                                                                           3,715          2,384
                                                                    ------------   ------------
                                                                         184,072        183,610
Valuation allowances ............................................       (163,802)      (165,927)
                                                                    ------------   ------------
Net deferred tax asset ..........................................   $     20,270   $     17,683
                                                                    ============   ============

     We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. Among the factors considered in this evaluation are estimates of future taxable income, the future reversal of temporary differences, tax character and the impact of tax planning strategies that can be implemented if warranted. As a result of this evaluation, we included in the tax provision decreases of $2,125 and $35,518 to the valuation allowance for 2005 and 2004, respectively, and an increase of $2,175 to the valuation allowance for 2003. The $35,518 reduction in the valuation allowance on the deferred tax asset in 2004 is principally a result of refund claims of $56,526 filed with the IRS that reduced our gross deferred tax asset and increased our income tax receivable balance by the same amount. These refund claims, which were affirmed in writing by the IRS

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

agent during 2004, arose because of changes in the tax law that allowed us to carry back net operating losses from 2001 and 2002 to taxes paid in earlier years.

     As of December 31, 2005, we had a deferred tax asset valuation allowance totaling $163,802. This allowance is comprised of $38,873 relating to built-in loss limitations arising from our acquisition of OAC and $124,929 relating to our evaluation of the future realization of prior years deferred tax asset.

     Before our acquisition of OAC, OAC was a REIT for federal tax purposes and filed a REIT federal income tax return through October 20, 1999. We have included OAC in our consolidated federal income tax return since October 21, 1999. OAC had, at October 6, 1999, approximately $131,567 of net unrealized built-in losses. Any such losses recognized within the five-year period beginning on October 7, 1999 (the "recognition period") are treated as pre-change losses and, as such, are subject to an annual limit as to the amount, which may offset the taxable income of Ocwen Financial Corporation and its subsidiaries ("the IRC section 382 limitation"). A net unrealized built-in loss is an amount by which the tax basis of the corporation's assets at the time of the change in ownership exceeds the aggregate fair market value of those assets at that time. The IRC section 382 limitation is determined by multiplying the value of OAC's stock by the federal long-term tax-exempt rate and amounts to approximately $5,700. If a deduction is denied for any recognized built-in loss in any post-change year, the loss is carried forward to subsequent years under rules similar to the standard loss carryforward rules. As a result of these limitations, we established a corresponding deferred tax asset valuation allowance at the acquisition date as part of purchase accounting in the amount of $38,873. At December 31, 2005, we had realized built-in losses of $103,787 which consists of net operating loss carryforwards of $79,715 and capital loss carryforwards of $24,072.

     Deferred tax assets, net of deferred fees, include tax residuals which result from the ownership of Real Estate Mortgage Investment Conduits ("REMIC"). While a tax residual is anticipated to have little or no future cash flows from the REMIC from which it has been issued, the tax residual does bear the income tax liability and benefit resulting from the annual differences between the interest paid on the debt instruments issued by the REMIC and the interest received on the mortgage loans held by the REMIC. Typically, this difference generates taxable income to the Company in the first several years of the REMIC and equal amounts of tax losses thereafter, thus resulting in the deferred tax asset. The current Federal income tax expense in 2003 is the result of excess inclusion income generated by REMIC residuals.

     At December 31, 2003, we had net operating loss carryforwards of $123,699 and capital loss carryforwards of $35,767. During 2004, we filed claims with the Internal Revenue Service to carryback these net operating losses and capital losses to prior years in which taxes were paid. At December 31, 2005, we had capital loss carryforwards of $4,242, which expire in 2009, and we had tax credit carryforwards of $51,233 related to our low-income housing tax credits which expire in the years 2018 through 2025.

     Prior to December 31, 1996, The Bank was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2004, retained earnings included $5,700, for which no provision for income tax has been provided. The base reserves were subject to recapture, if: (1) the Bank fails to qualify as a "bank" for federal income tax purposes, (2) certain distributions are made with respect to the stock of the Bank, (3) the bad debt reserves are used for any purpose other than to absorb bad debt losses or (4) there is a change in federal tax law.

     As a result of debanking, the Bank terminated its status as a federal savings bank. We, therefore, recorded a one-time provision of $1,967, to recognize a deferred tax liability arising from the recapture of bad debt reserves.

NOTE 20 EMPLOYEE BENEFIT AND COMPENSATION PLANS

     We maintain a defined contribution plan to provide post retirement benefits to our eligible employees. We also adopted a number of compensation plans for certain of our employees. We designed these plans to facilitate a pay-for-performance policy, further align the interests of our officers and key employees with the interests of our shareholders and assist in attracting and retaining employees vital to our long-term success. These plans are summarized below.

RETIREMENT PLAN

     We maintain a defined contribution 401(k) plan. We match 50% of each employee's contributions, limited to 2% of the employee's compensation. Our contributions to the 401(k) plan were $590, $490 and $417 for the years ended December 31, 2005, 2004 and 2003, respectively.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

     In connection with our acquisition of Berkeley Federal Savings Bank in June 1993, the Bank assumed the obligations under a noncontributory defined benefit pension plan (the "Plan") covering substantially all employees upon their eligibility under the terms of the Plan. We froze and fully funded the Plan after the plan year ended December 31, 1993.

ANNUAL INCENTIVE PLAN

     The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan (the "AIP") is our primary incentive compensation plan for executives and other key employees. Under the terms of the AIP, participants can earn cash and equity-based awards as determined by the Compensation Committee. The awards are based on objective performance criteria established by the Committee, which includes corporate profitability, growth in our core businesses, meeting budget objectives and achieving cost savings through Six Sigma initiatives. Non-qualified stock options to purchase our common stock are issued as part of the AIP and are granted pursuant to the Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan.

     The following table provides a summary of our stock option activity for the years ended December 31, 2005, 2004 and 2003, and stock options exercisable at the end of each of those years:

                                                   2005                            2004                            2003
                                      -----------------------------   -----------------------------   -----------------------------
                                                        Weighted                        Weighted                        Weighted
                                                         Average                         Average                         Average
                                        Number of       Exercise        Number of       Exercise        Number of       Exercise
                                         Options          Price          Options          Price          Options          Price
                                      -------------   -------------   -------------   -------------   -------------   -------------
Outstanding at beginning of year ..       4,279,269   $        8.34       4,581,370   $        8.08       4,723,166   $        7.97
Granted (1) .......................         411,703            6.10         633,169            8.01         431,982            6.15
Exercised .........................        (203,410)           4.56        (543,260)           4.47        (359,419)           4.51
Forfeited .........................        (259,667)           9.51        (392,010)          10.08        (214,359)           7.74
                                      -------------                   -------------                   -------------
Outstanding at end of year ........       4,227,895            8.24       4,279,269            8.34       4,581,370            8.08
                                      =============                   =============                   =============
Exercisable at end of year ........       3,034,098            8.97       2,805,555            9.60       2,541,593            9.72
                                      =============                   =============                   =============

(1) The weighted average grant-date fair value was $8.71 in 2005, $9.48 in 2004 and $8.74 in 2003.

     The following table summarizes information about our stock options outstanding at December 31, 2005:

                                      Options Outstanding                     Options Exercisable
                                 -----------------------------   ---------------------------------------------
                                                                   Weighted
                                                   Weighted        Average                         Weighted
                                                   Average         Remaining                       Average
                    Exercise                       Exercise       Contractual                      Exercise
Award Year         Price Range      Number         Price (1)     Life (Years)       Number          Price
---------------  --------------  -------------   -------------   -------------   -------------   -------------
2005 ..........  $ 6.10                411,703   $        6.10              10          82,341   $        6.10
2004 ..........    6.57 - 10.60        558,436            8.12               9         107,631            8.07
2003 ..........    6.18                322,739            6.18               8         149,360            6.18
2002 ..........    1.87                348,955            1.87               7         212,498            1.87
2001 ..........    5.79 - 12.55        835,333            8.70               6         731,539            9.12
2000 ..........    4.09                625,525            4.09               5         625,525            4.09
1999 ..........    6.25                108,721            6.25               4         108,721            6.25
1998 ..........   12.31                 58,771           12.31               3          58,771           12.31
1997 ..........   20.35                437,132           20.35               2         437,132           20.35
1996 ..........   11.00                431,580           11.00               1         431,580           11.00
1995 (2) ......    2.88                 89,000            2.88              --          89,000            2.88
                                 -------------                                   -------------
                                     4,227,895            8.24                       3,034,098            8.97
                                 =============                                   =============

(1) Options outstanding for award year 2004 include 328,436 at an exercise price of $6.57, 30,000 at $8.56 and 200,000 at $10.60. Options outstanding for award year 2001 include 475,333 at an exercise price of $5.79 and 360,000 at $12.55.

(2) These options were exercised in January 2006 prior to the expiration date of January 31, 2006.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

     After the awards of 411,703 options for 2005, the number of authorized shares remaining and available for future awards of stock options is 5,248,682.

     Stock options awarded under the AIP prior to 1998 had a one-year vesting period. Stock options awarded for 1998 and 1999 vested ratably over a three-year period. Stock options awarded for 2000 and thereafter generally vest ratably over a five-year period, including the award year. The term of all options granted is ten years from the grant date, except in the case of where employment terminates by reason of retirement, in which case the option will terminate no later than three years after such retirement or the end of the option term, whichever is earlier. We treat the difference, if any, between the fair market value of our stock at the date of grant and the exercise price as compensation expense. We recognize this compensation expense ratably over the vesting period of the grant. Included in compensation expense for the years ended December 31, 2005, 2004 and 2003 was $864, $1,266 and $1,226, respectively, related to options granted below fair market value. Effective with our adoption of SFAS No. 123 (R) on January 1, 2006, compensation expense related to options is measured based on the grant-date fair value of the options using the Black-Scholes option-pricing model.

     In 2003, the AIP was amended to provide the Compensation Committee the option to award common stock in lieu of cash. These awards are granted at no cost to the employee and vest ratably over a three-year period including the award year. The shares are issued to the employee upon vesting. Because the shares have not been registered with the Securities and Exchange Commission, their transferability and sale by the employee are subject to restriction periods and other conditions. Shares granted for the years ended December 31, 2005, 2004 and 2003 were 123,368, 115,074 and 126,643, respectively. The fair value of the grant is recognized as compensation expense ratably over the vesting period. Included in compensation expense for the years ended December 31, 2005, 2004 and 2003 was $920, $1,476 and $1,402, respectively relating to these stock awards.

NOTE 21 STOCKHOLDERS' EQUITY

     On May 9, 2000, we announced that our Board of Directors authorized the repurchase of up to 6,000,000 of our issued and outstanding shares of common stock. To date, 431,100 shares have been repurchased under this plan (all in 2004). A total of 5,568,900 shares may still be purchased under this plan. On May 16, 2003 we announced our initiation of a stock repurchase program to purchase 700,000 shares of our issued and outstanding common stock with the intent to utilize these repurchased shares as a portion of our annual incentive awards to employees for service in 2002. During 2004 and 2003, we repurchased 200,000 and 500,000 shares, respectively, and issued 203,088 and 236,461 shares, respectively, to employees. No shares remain to be purchased under this plan. We also repurchased 4,850,000 shares in 2004 with a portion of the proceeds from our issuance of the Convertible Notes in July. No shares remain to be purchased under this plan.

NOTE 22 REGULATORY REQUIREMENTS

     Effective June 30, 2005, the Bank terminated its status as a federal savings bank. Prior to returning its original thrift charter to the Office of Thrift Supervision ("OTS"), the Bank operated as a federal savings bank and OCN was a registered savings and loan holding company. Our primary regulatory authority was the OTS.

     In connection with our debanking process, on February 4, 2005, OCN and the Bank entered into a Branch Purchase and Deposit Assumption Agreement (the "Branch Purchase Agreement") with Marathon National Bank of New York ("Marathon"). Pursuant to the Branch Purchase Agreement, Marathon agreed to assume the deposit liabilities of the accounts associated with the Bank's branch facility in Fort Lee, New Jersey. In addition, Marathon agreed to take over the lease and other contracts and acquire the assets related to the branch. We agreed to make a cash payment to Marathon, which was calculated based upon, among other things, the amount of those deposit account liabilities as of the closing. On June 13, 2005, the OTS approved our plan of voluntary dissolution for the Bank subject to certain conditions, including, among other things, our entering into an agreement to guaranty the obligations of the Bank (other than the deposit and other liabilities that were assumed by Marathon in connection with the Branch Purchase Agreement), a cash collateral agreement and a collateral trust agreement, all on terms acceptable to the OTS.

     Following receipt of OTS approval, OCN entered into an Assignment and Assumption Agreement, dated June 28, 2005, whereby the Bank assigned to OLS, directly or indirectly, all of its assets, liabilities and business remaining after the consummation of the transactions with Marathon.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

     Pursuant to the conditions set forth in the OTS Approval, OCN entered into an agreement (the "Guaranty") in favor of the OTS and any holders of claims with respect to liabilities assumed by OLS from the Bank in connection with the Assignment (the "Assumed Liabilities"). Assumed Liabilities include all legal actions against the Bank. The Guaranty contains affirmative covenants relating to the maintenance of a cash collateral account, reporting requirements, transactions with affiliates, preservation of the existence of our subsidiaries and maintenance of not less than $35,000 of unencumbered financial assets. Pursuant to the Guaranty, we also agreed that OCN and its subsidiaries would not, among other things:

o incur debt (as defined) if, following the incurrence of such debt, the ratio of our consolidated debt to our tangible net worth (as defined) for the most recent fiscal quarter exceeds 7.25:1.00;
o enter into any merger transaction or sale of all or substantially all of our assets, except for certain mergers among us and our subsidiaries or with an entity with a specified minimum credit rating that agrees to assume our obligations under the Guaranty, and provided that we maintain a specified minimum net worth;
o sell, lease, transfer or otherwise dispose of any assets, except in exchange for consideration of at least 85% cash for fair value and provided that, after giving effect to any such sale, lease, transfer or disposition, the ratio of our consolidated debt to our tangible net worth for the most recent fiscal quarter does not exceed 7.25:1.00; or
o declare or pay any dividends or acquire any of our capital stock, ownership interests or make any distributions or return of capital to our stockholders, partners or members, except for (i) such dividends or distributions that are payable only in OCN's common stock, (ii) such declarations, dividends, acquisitions, distributions or returns of capital in cash if we maintain a minimum net worth of $333,000 and rating of B2 from Moody's and B- from S&P on our unsecured, non credit-enhanced debt and any such capital distributions do not exceed our consolidated net income for the year plus our retained earnings for the two preceding years or
     (iii) cash dividends paid by a subsidiary of OCN to OCN or to any of OCN's wholly owned subsidiaries of which such entity is a subsidiary.

     As of December 31, 2005, we were in compliance with all of the covenants specified in the Guaranty.

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

     Effective June 30, 2005, the Supervisory Agreement that the Bank and OTS had entered into on April 19, 2004 terminated because we were no longer an FDIC
- insured institution. The OTS retains, for a period of six years after termination of the Supervisory Agreement, the right to bring enforcement actions in respect of any breach or noncompliance by the Bank with the Supervisory Agreement, or other applicable regulations, that may have occurred prior to debanking.

     We are continuing the Bank's residential mortgage servicing business under OLS, which is a licensed servicer in all fifty states, the District of Columbia and Puerto Rico. As a result of debanking, we are no longer able to accept deposits in the U.S or benefit from federal preemption with regard to post-debanking activities.

     OLS is subject to the rules and regulations of various Federal agencies, Fannie Mae, Freddie Mac, Ginnie Mae and state regulatory authorities. In order to remain a servicer of loans in good standing under these regulations, OLS is required to maintain specified levels of stockholders' equity.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

     BOK, our German subsidiary that we acquired on September 30, 2004, is licensed as a credit institution (Kreditinstitut) under the laws of the Federal Republic of Germany and is supervised and regulated in Germany by the German Federal Financial Supervisory Authority (Bundesanstalt fur Finanzdienstleistungsaufsicht, or BaFin), the German Central Bank (Deutsche Bundesbank) and, in respect of minimum reserves on deposits, the European Central Bank. BOK, under its license, may engage not only in a number of traditional banking activities such as deposit and lending business, but also in investment banking, underwriting and securities trading transactions, both for its own account and for customers. BOK is currently not significant to our operations.

NOTE 23 OTHER OPERATING EXPENSES

     The following table presents the principal components of other operating expenses we incurred during the years ended December 31:

                                                         2005           2004           2003
                                                     ------------   ------------   ------------
Impairment of working capital investment
 in consolidated VIE .............................   $      7,238  $          --  $          --
Provision for bad debts ..........................          5,308          2,655            554
Valuation losses on loans held for resale ........          4,380             --             --
Provision for loan losses ........................            (37)        (1,881)        (2,684)
Travel, lodging, meals and entertainment .........          4,242          3,361          2,864
Other ............................................          5,929          4,198          6,970
                                                     ------------   ------------   ------------
                                                     $     27,060   $      8,333   $      7,704
                                                     ============   ============   ============

NOTE 24 INTEREST INCOME

     The following table presents the components of interest income for each category of our interest-earning assets for the years ended December 31:

                                                         2005           2004           2003
                                                     ------------   ------------   ------------
Interest earning cash and short-term cash
 investments .....................................   $      2,641   $      3,380   $      1,759
Trading securities, at fair value
  Investment grade securities ....................          3,638          1,271            (71)
  Subordinates and residuals .....................         13,839         16,314         17,418
Match funded loans ...............................            364          1,035          3,402
Loans held for resale ............................          4,642             --             --
Loans ............................................            114          1,676          1,614
                                                     ------------   ------------   ------------
                                                     $     25,238   $     23,676   $     24,122
                                                     ============   ============   ============

NOTE 25 INTEREST EXPENSE

     The following table presents the components of interest expense for each category of our interest-bearing liabilities for the years ended December 31:

                                                         2005           2004           2003
                                                     ------------   ------------   ------------
Match funded liabilities .........................   $     16,104   $      4,923   $      5,414
Lines of credit and other secured borrowings .....          4,865          2,718          5,827
Debt securities (1) ..............................         12,582          9,089          9,929
Deposits .........................................          3,710         13,634         17,546
                                                     ------------   ------------   ------------
                                                     $     37,261   $     30,364   $     38,716
                                                     ============   ============   ============

(1) Interest expense on Capital Securities as a result of our adoption of SFAS No. 150 effective July 1, 2003 was $6,027, $6,117 and $3,059 for the years 2005, 2004 and 2003, respectively. Interest expense on our 3.25% Contingent Convertible Senior Unsecured Notes issued in July 2004 was $6,555 and $2,972 for the years 2005 and 2004, respectively.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

NOTE 26 OTHER, NET

     The following table presents the principal components of other income we earned during the years ended December 31:

                                                         2005           2004           2003
                                                     ------------   ------------   ------------
Interest on federal tax refund claims ............   $      1,900   $      6,874  $          --
Gain (loss) on real estate .......................          1,815         (2,948)        (1,836)
Gain (loss) on investments in affordable housing
 properties ......................................         (1,750)           255           (284)
Gain (loss) on sales of interest-earning assets ..            872             --             27
Other ............................................          3,905          3,997          2,794
                                                     ------------   ------------   ------------
                                                     $      6,742   $      8,178   $        701
                                                     ============   ============   ============

NOTE 27 BUSINESS SEGMENT REPORTING

     A brief description of our business segments, aligned within our two areas of focus, is as follows:

     Servicing
       o Residential Servicing. Through this business we provide loan servicing including asset management and resolution services to third party owners of subprime residential mortgage and high loan-to-value loans for a fee. We acquire the rights to service loans by purchasing them or by entering into subservicing contracts. This segment also includes our residential loan servicing system product (REALServicing).
       o Commercial Servicing. This segment includes the results of both our domestic and international servicing of commercial assets (loans and real estate), as well as our commercial loan servicing product (REALSynergy). Prior to 2004, domestic commercial servicing was reported as a component of the Commercial Finance segment (re-named Commercial Assets), and the results of our international operations were reported as a separate segment. International servicing is conducted through GSS.
       o Ocwen Recovery Group. This business conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired in 1999 and 2000.

     Loan Processing and Origination Services
       o Residential Origination Services. This business provides various loan origination services, including residential property valuation services, mortgage due diligence, title services and loan refinancing for Residential Servicing customers. This segment also includes our internet-based vendor management system product (REALTrans) and our subprime residual trading securities.
       o Business Process Outsourcing. This business segment began operations in December 2002. Business Process Outsourcing provides outsourcing services to third parties including mortgage underwriting, data entry, call center services and mortgage research.

     Corporate Items and Other. This segment includes items of revenue and expense that are not directly related to a business, including business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses.

     Based on the relative insignificance of the assets remaining in the following segments, the remaining assets of these businesses and any related income or loss arising from their resolution have been included in the Corporate Items and Other segment beginning January 1, 2005. Segment information for the prior periods has been restated to conform to this presentation.

       o Commercial Assets. This segment comprised operations to acquire sub-performing commercial loans at a discount, as well as operations to invest in and reposition under-performing real estate assets.
       o Affordable Housing. Includes our investments, primarily through limited partnerships, in qualified low-income rental housing for the purpose of obtaining Federal income tax credits.

     We allocate interest income and expense to each business segment for the investment of funds raised or funding of investments made. We also make allocations of non-interest expense generated by corporate support services to each business segment.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

                                                                    Operating       Other Income       Pre-Tax           Total
                                                    Revenue          Expenses         (Expense)      Income (Loss)       Assets
                                                 --------------   --------------   --------------   --------------   --------------
At or for the year ended December 31, 2005
    Residential Servicing ....................   $      279,660   $      236,517   $      (21,448)  $       21,695   $      783,560
    Commercial Servicing .....................           19,511           16,419             (152)           2,940            6,433
    Ocwen Recovery Group .....................           11,683           12,715              348             (684)           1,002
    Residential Origination Services .........           54,732           71,221           12,039           (4,450)         679,432
    Business Process Outsourcing .............           11,265            9,945              (95)           1,225            1,193
                                                 --------------   --------------   --------------   --------------   --------------
                                                        376,851          346,817           (9,308)          20,726        1,471,620
    Corporate Items and Other ................           (1,475)           6,669            8,298              154          382,513
                                                 --------------   --------------   --------------   --------------   --------------
                                                 $      375,376   $      353,486   $       (1,010)  $       20,880   $    1,854,133
                                                 ==============   ==============   ==============   ==============   ==============
At or for the year ended December 31, 2004
    Residential Servicing ....................   $      280,809   $      244,758   $      (19,412)  $       16,639   $      687,233
    Commercial Servicing .....................           16,070           17,468            1,174             (224)          13,659
    Ocwen Recovery Group .....................           13,646            9,901              171            3,916              541
    Residential Origination Services .........           41,384           41,009           13,128           13,503           49,348
    Business Process Outsourcing .............            9,493            7,264              (24)           2,205            2,502
                                                 --------------   --------------   --------------   --------------   --------------
                                                        361,402          320,400           (4,963)          36,039          753,283
    Corporate Items and Other ................           (1,516)          15,039            5,916          (10,639)         829,249
                                                 --------------   --------------   --------------   --------------   --------------
                                                 $      359,886   $      335,439   $          953   $       25,400   $    1,582,532
                                                 ==============   ==============   ==============   ==============   ==============
At or for the year ended December 31, 2003
    Residential Servicing ....................   $      267,437   $      221,176   $      (20,578)  $       25,683   $      673,433
    Commercial Servicing .....................            7,261           13,766              769           (5,736)           5,674
    Ocwen Recovery Group .....................           11,904            6,856              252            5,300              323
    Residential Origination Services .........           23,021           35,586           18,098            5,533           44,662
    Business Process Outsourcing .............            4,496            2,598               (5)           1,893            1,010
                                                 --------------   --------------   --------------   --------------   --------------
                                                        314,119          279,982           (1,464)          32,673          725,102
    Corporate Items and Other ................            1,014           15,578          (12,589)         (27,153)         601,254
                                                 --------------   --------------   --------------   --------------   --------------
                                                 $      315,133   $      295,560   $      (14,053)  $        5,520   $    1,326,356
                                                 ==============   ==============   ==============   ==============   ==============

NOTE 28 COMMITMENTS AND CONTINGENCIES

     We lease certain of our premises under non-cancelable operating leases with terms expiring through 2012, exclusive of renewal option periods. Our annual aggregate minimum rental commitments under these leases are summarized as follows:

2006 ....................   $    3,626
2007 ....................        3,133
2008 ....................        1,886
2009 ....................        1,334
2010 ....................          990
Thereafter ..............        1,665
                            ----------
Minimum lease payments ..   $   12,634
                            ==========

     We converted rental commitments for our facilities outside the United States of America to U.S. dollars using exchange rates in effect at December 31, 2005. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $3,928, $2,725 and $3,511, respectively.

     At December 31, 2005, we had commitments of $58,489 to fund loans secured by mortgages on single family residential properties. We also have commitments to sell $17,442 of these loans, generally within 30 days of funding.

     Through our investment in subordinated residual securities, which had a fair value of $30,277 at December 31, 2005, we support senior classes of securities. Principal from the underlying mortgage loans generally is allocated first to the senior classes, with the most senior class having a priority right to the cash flow from the mortgage loans until its payment requirements are satisfied. To the extent that there are defaults and unrecoverable losses on the underlying mortgage loans, resulting in reduced cash flows, the most subordinate security will be the first to bear this loss. Because subordinate and residual interests generally have no credit support, to the extent there are realized losses on the mortgage loans comprising the mortgage collateral for such debt securities, we may not recover our remaining investment.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

     Under the terms of the sales agreements entered into in connection with the sale of certain of our affordable housing properties, we have a commitment to fund cash deficits that may arise from the operations of those properties. The remaining term of these commitments ranges from two to five years. The obligation under these commitments was $4,470 as of December 31, 2005. Any operating deficits we fund are supported by a promissory note to be repaid to us from future cash flows of the property. In addition, we have provided to the purchasers of certain affordable housing properties guaranties against the possible recapture of future tax credits. We have never experienced a recapture of tax credits on any of the affordable housing properties in which we invested or sold. We have not recognized these guaranties as a liability because the probability of recapture is considered remote.

     We are a limited guarantor under a master loan and security agreement that terminates in October 2006. Our guarantee is limited to 5% of the aggregate principal balance of the mortgage loans pledged to secure any debt under this agreement. The maximum amount of potential future payments under the guaranty is approximately $20,000, including $12,500 related to a consolidated VIE. We have not recognized a liability for our guaranty because, based on the estimated fair value of the loans securing the debt, we believe that the probability of nonpayment is remote.

     Under the terms of the Assignment and Assumption agreement, OLS has become the successor to the Bank with respect to all legal actions. Therefore, any references to the Bank in connection with the following legal matters pertain to OLS as successor.

     On April 13, 2004, the United States Judicial Panel on Multi-District Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs' mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the "MDL Proceeding"). The consolidated lawsuits in which we are defendants involve 60 mortgage loans currently or previously serviced. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in these lawsuits seek class action certification. No class has been certified in the MDL Proceeding or any related lawsuits. On August 23, 2004, plaintiffs filed a Consolidated Complaint containing various claims under federal statutes, including the Real Estate Settlement Procedures Act and Fair Debt Collection Practices Act, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees and property inspection fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Consolidated Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave from the court to amend the Consolidated Complaint or otherwise seeking damages should the matter proceed to trial. On April 25, 2005, the court entered an Opinion and Order granting us partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees and other legitimate default or foreclosure related expenses. The court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs' claims challenge the propriety of the above-mentioned fees. On March 22, 2006, the court denied defendants' motions to dismiss various portions of the Consolidated Complaint on federal preemption and procedural grounds, as well as our motion to dismiss OCN from the case for lack of personal jurisdiction. The court has not ruled on class certification. We cannot currently determine the ultimate outcome of the MDL Proceeding or the other matters described above and have not established a reserve in respect thereof. We believe the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

     On November 3, 2004, the trial judge in litigation brought by Cartel Asset Management, Inc. ("Cartel") against OCN, the Bank and OTX in federal court in Denver, Colorado entered final judgment in the amount of $520 against OTX and nominal damages of two dollars against the Bank. No damages were entered against OCN. In the November 3, 2004 order, the judge reduced a prior jury verdict in the amount of $9,320 after trial on this matter involving allegations of misappropriation of trade secrets and contract-related claims brought by a former vendor. The litigation does not relate to our Residential Servicing business. Notwithstanding the nominal damage award against the Bank, it was assessed a statutory award to Cartel of attorneys' fees in an additional amount of $170, and the Bank and OTX were further assessed costs in the amount of $9. Cartel and defendants are pursuing cross-appeals in the United States Court of Appeals for the Tenth Circuit. We intend to continue to vigorously defend this matter.

     On February 8, 2005, a jury in Circuit Court for Palm Beach County, Florida returned verdicts of $1,000 and $1,056 in compensatory damages in favor of two former employees of the Bank in a lawsuit against OCN and the Bank. The jury rejected plaintiffs' request for punitive damages. The plaintiffs brought claims under the Florida Civil Rights Act, the Florida Whistleblower Act and state tort law, arising out of an alleged invasion of privacy and related incidents allegedly committed by other former employees of the Bank in 1998 for which plaintiffs sought to hold the Ocwen defendants vicariously liable. We believe the verdicts, which were reduced to final judgments on May 20, 2005, as well as an additional award of $900 in plaintiffs' attorneys' fees, are against the weight of evidence and contrary to law.

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)

Our appeals therefrom have been taken to the Florida Court of Appeals for the Fourth District. We intend to continue to vigorously defend this matter.

     On November 29, 2005, a jury in County Court for Galveston County, Texas, returned a verdict of $11,500 in compensatory and punitive damages and attorneys' fees against Ocwen in favor of a plaintiff borrower who defaulted on a mortgage loan we serviced. The plaintiff claimed that Ocwen's foreclosure on the loan violated the Texas Deceptive Trade Practices Act and other state statutes and common law. On February 9, 2006, the trial court reduced the jury verdict and entered judgment in the amount of $1,830 which was comprised of $5 in actual damages, approximately $675 in emotional distress, statutory and other damages and interest, and $1,150 for attorneys' fees. We believe the judgment was against the weight of evidence and contrary to law and have asked the trial court to set it aside. We intend to continue to vigorously defend this matter and, if necessary, will take an appeal to the Texas Court of Appeals.

     OCN is subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We continuously monitor the status of our litigation, including advice from external legal counsel, and perform periodic assessments of our litigation for potential loss accrual and disclosure. We accrue and maintain litigation reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

NOTE 29 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                            Quarters Ended (3)
                                         ---------------------------------------------------------
                                         December 31,   September 30,     June 30,      March 31,
                                             2005           2005           2005           2005
                                         ------------   ------------   ------------   ------------
Revenue ..............................   $     94,962   $     96,910   $     92,015   $     91,489
Operating expense (1) ................         98,763         83,985         86,049         84,689
Other income (expense) ...............          6,344         (2,698)          (793)        (3,863)
                                         ------------   ------------   ------------   ------------
Income (loss) before income taxes ....          2,543         10,227          5,173          2,937
Income tax expense (benefit) .........            718          2,282          2,265            550
                                         ------------   ------------   ------------   ------------
Net income (loss) ....................   $      1,825   $      7,945   $      2,908   $      2,387
                                         ============   ============   ============   ============
Earnings (loss) per share
    Basic ............................   $       0.03   $       0.13   $       0.05   $       0.04
    Diluted ..........................   $       0.03   $       0.12   $       0.05   $       0.04

                                                            Quarters Ended (3)
                                         ---------------------------------------------------------
                                         December 31,   September 30,     June 30,      March 31,
                                             2004           2004           2004           2004
                                         ------------   ------------   ------------   ------------
Revenue ..............................   $     88,163   $     86,326   $     91,448   $     93,949
Operating expense ....................         85,832         80,608         82,668         86,331
Other income (expense) ...............           (310)         1,741            367           (845)
                                         ------------   ------------   ------------   ------------
Income (loss) before income taxes ....          2,021          7,459          9,147          6,773
Income tax expense (benefit) (2) .....           (544)       (31,846)            55             11
                                         ------------   ------------   ------------   ------------
Net income (loss) ....................   $      2,565   $     39,305   $      9,092   $      6,762
                                         ============   ============   ============   ============
Earnings (loss) per share
    Basic ............................   $       0.04   $       0.61   $       0.13   $       0.10
    Diluted ..........................   $       0.04   $       0.53   $       0.13   $       0.10

(1) Operating expenses for the fourth quarter of 2005 includes a charge of $7,238 to recognize the full impairment of a working capital investment in a consolidated VIE.
(2) The income tax benefit for the third quarter of 2004 primarily reflects a partial reversal of the valuation allowance on our deferred tax asset. See
     Note 19 for additional information.
(3) Previously reported quarterly results of operations for 2005 and 2004 have been reclassified to conform to the revised format that we adopted for our consolidated statement of operations effective December 31, 2005. See
     Note 1 for additional information.