Form 10-Q
period 2006-03-31
OCWEN FINANCIAL CORP
filed 2006-05-10
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Number of shares of Common Stock, $0.01 par value, outstanding as of May 5, 2006: 63,396,645 shares.

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q



                                      INDEX

================================================================================

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Interim Consolidated Financial Statements (Unaudited)................3

         Consolidated Balance Sheet at March 31, 2006 and December 31, 2005...3

         Consolidated Statements of Operations for the Three Months Ended
         March 31, 2006 and 2005..............................................4

         Consolidated Statements of Comprehensive Income (Loss) for the
         Three Months Ended March 31, 2006 and 2005...........................5

         Consolidated Statement of Changes in Stockholders' Equity for
         the Three Months Ended March 31, 2006................................6

         Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 2006 and 2005........................................7

         Notes to Consolidated Financial Statements...........................8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........31

Item 4.  Controls and Procedures.............................................32

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................32

Item 1A. Risk Factors........................................................32

Item 6.  Exhibits............................................................32

Signature....................................................................34

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                              March 31,     December 31,
                                                                                2006            2005
                                                                            ------------    ------------
Assets
    Cash ................................................................   $    183,813    $    269,611
    Trading securities, at fair value
        Investment grade ................................................         33,215           1,685
        Subordinates and residuals ......................................         45,992          30,277
    Loans held for resale, at lower of cost or market value .............        364,924         624,671
    Advances ............................................................        238,920         219,716
    Match funded advances ...............................................        357,828         377,105
    Mortgage servicing rights ...........................................        146,993         148,663
    Receivables .........................................................         62,025          68,266
    Premises and equipment, net .........................................         39,947          40,108
    Other assets ........................................................         80,903          74,031
                                                                            ------------    ------------
        Total assets ....................................................   $  1,554,560    $  1,854,133
                                                                            ============    ============

Liabilities and Stockholders' Equity
    Liabilities
        Match funded liabilities ........................................   $    322,757    $    339,292
        Servicer liabilities ............................................        218,088         298,892
        Lines of credit and other secured borrowings ....................        405,385         626,448
        Debt securities .................................................        150,329         154,329
        Other liabilities ...............................................         89,918          85,912
                                                                            ------------    ------------
           Total liabilities ............................................      1,186,477       1,504,873
                                                                            ------------    ------------

    Minority interest in subsidiaries ...................................          1,943           1,853

    Commitments and Contingencies (Note 7)

    Stockholders' Equity
        Common stock, $.01 par value; 200,000,000 shares authorized;
           63,358,780 and 63,133,471 shares issued and outstanding at
           March 31, 2006 and December 31, 2005, respectively ...........            634             631
        Additional paid-in capital ......................................        186,095         184,262
        Retained earnings ...............................................        179,731         163,198
        Accumulated other comprehensive loss, net of taxes ..............           (320)           (684)
                                                                            ------------    ------------
        Total stockholders' equity ......................................        366,140         347,407
                                                                            ------------    ------------
           Total liabilities and stockholders' equity ...................   $  1,554,560    $  1,854,133
                                                                            ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                       For the three months
                                                          ended March 31,
                                                  -----------------------------
                                                      2006             2005
                                                  ------------     ------------

Revenue
    Servicing and subservicing fees ..........    $     80,084     $     72,380
    Process management fees ..................          19,312           16,952
    Other revenues ...........................           3,053            2,156
                                                  ------------     ------------
        Total revenue ........................         102,449           91,488
                                                  ------------     ------------

Operating expenses
    Compensation and benefits ................          25,701           24,371
    Amortization of servicing rights .........          26,288           25,115
    Servicing and origination ................          13,197           14,033
    Technology and communications ............           6,639            7,399
    Professional services ....................           7,779            5,018
    Occupancy and equipment ..................           4,976            4,242
    Other operating expenses .................           2,522            4,511
                                                  ------------     ------------
        Total operating expenses .............          87,102           84,689
                                                  ------------     ------------

Other income (expense)
    Interest income ..........................          18,113            6,332
    Interest expense .........................         (17,254)          (8,440)
    Loss on trading securities ...............            (374)          (1,398)
    Gain (loss) on loans held for resale, net.           2,216               --
    Other, net ...............................           3,410             (356)
                                                  ------------     ------------
        Other income (expense), net ..........           6,111           (3,862)
                                                  ------------     ------------

Income before income taxes ...................          21,458            2,937
Income tax expense ...........................           4,925              550
                                                  ------------     ------------
    Net income ...............................    $     16,533     $      2,387
                                                  ============     ============

Earnings per share
   Basic .....................................    $       0.26     $       0.04
   Diluted ...................................    $       0.24     $       0.04

Weighted average common shares outstanding
  Basic ......................................      63,247,835       62,743,287
  Diluted ....................................      72,041,171       64,018,882

              The accompanying notes are an integral part of these
                        consolidated financial statements

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                                                For the three months
                                                                                                   ended March 31,
                                                                                             ---------------------------
                                                                                                 2006           2005
                                                                                             ------------   ------------
Net income ...............................................................................   $     16,533   $      2,387

Other comprehensive income, net of taxes:

    Change in unrealized foreign currency translation income
         arising during the period (net of tax benefit (expense) of $(214) and $(574)) ...            364            977

    Less: Reclassification adjustment for foreign currency translation gains
         included in net income (net of tax benefit of $396) .............................             --           (675)
                                                                                             ------------   ------------

    Net change in unrealized foreign currency translation adjustment arising
        during the period ................................................................            364            302
                                                                                             ------------   ------------

Comprehensive income .....................................................................   $     16,897   $      2,689
                                                                                             ============   ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                             (Dollars in thousands)

                                                                                                     Accumulated
                                                                                                        Other
                                                Common Stock            Additional                  Comprehensive
                                         ---------------------------     Paid-in        Retained    Income (Loss),
                                            Shares         Amount        Capital        Earnings     Net of Taxes        Total
                                         ------------   ------------   ------------   ------------   ------------    ------------
Balance at December 31, 2005 .........     63,133,471   $        631   $    184,262   $    163,198   $       (684)   $    347,407
Net income ...........................             --             --             --         16,533             --          16,533
Issuance of common stock awards to
  employees ..........................         46,326              1            403             --             --             404
Exercise of common stock options .....        178,983              2            843             --             --             845
Excess tax benefits from the exercise
  of stock options....................             --             --            331             --             --             331
Employee compensation -
  common stock options ...............             --             --            246             --             --             246
Director's compensation -
  common stock .......................             --             --             10             --             --              10
Other comprehensive income (loss),
  net of taxes .......................             --             --             --             --            364             364
                                         ------------   ------------   ------------   ------------   ------------    ------------
Balance at March 31, 2006 ............     63,358,780   $        634   $    186,095   $    179,731   $       (320)   $    366,140
                                         ============   ============   ============   ============   ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                        For the three months
                                                                                                           ended March 31,
                                                                                                    ----------------------------
                                                                                                        2006            2005
                                                                                                    ------------    ------------
Cash flows from operating activities
Net income ......................................................................................   $     16,533    $      2,387
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
    Net cash provided (used) by trading activities ..............................................        (26,211)         12,010
    Purchases of loans held for resale ..........................................................       (187,793)             --
    Originations of loans held for resale .......................................................       (203,897)        (14,546)
    Principal payments received on loans held for resale ........................................          5,613              --
    Proceeds from sales of loans held for resale ................................................        653,256          16,096
    Premium amortization (discount accretion) on securities, net ................................         (2,320)            167
    Amortization of servicing rights ............................................................         26,288          25,115
    Depreciation and other amortization .........................................................          3,477           3,269
    Provision for bad debts .....................................................................             41           2,204
    Loss (gain) on trading securities ...........................................................            374           1,398
    Gain on loans held for resale, net...........................................................         (2,216)             --
    Loss (gain) on investment in affordable housing properties ..................................             --             642
    Excess tax benefits from the exercise of stock options.......................................           (331)             --
    Decrease (increase) in advances and match funded advances ...................................             72          18,514
    Decrease (increase) in receivables and other assets, net ....................................            820          (7,621)
    Increase (decrease) in servicer liabilities .................................................        (80,804)        (34,184)
    Increase (decrease) in other liabilities, net ...............................................           (257)         (6,267)
    Other .......................................................................................            682          (1,131)
                                                                                                    ------------    ------------
Net cash provided (used) by operating activities ................................................        203,327          18,053
                                                                                                    ------------    ------------

Cash flows from investing activities
    Principal payments received on match funded loans ...........................................             --             289
    Purchase of mortgage servicing rights .......................................................        (21,879)        (28,980)
    Principal payments received on loans ........................................................              2             296
    Purchases, originations and funded commitments on loans .....................................             --            (146)
    Additions to premises and equipment .........................................................         (1,358)         (3,457)
    Proceeds from the sale of a subsidiary ......................................................             --           1,905
    Net cash from consolidated VIE ..............................................................            247              --
                                                                                                    ------------    ------------
Net cash provided (used) by investing activities ................................................        (22,988)        (30,093)
                                                                                                    ------------    ------------

Cash flows from financing activities
    Increase (decrease) in deposits and escrow deposits .........................................             --         (78,495)
    Proceeds from (repayments of) lines of credit and other secured borrowings, net .............       (246,733)         40,477
    Proceeds from (repayments of) match funded liabilities, net .................................        (16,535)        (21,891)
    Issuance (repurchase) of debt securities ....................................................         (3,865)             --
    Excess tax benefits from the exercise of stock options.......................................            331              --
    Exercise of common stock options ............................................................            665              42
                                                                                                    ------------    ------------
Net cash provided (used) by financing activities ................................................       (266,137)        (59,867)
                                                                                                    ------------    ------------

Net increase (decrease) in cash .................................................................        (85,798)        (71,907)
Cash at beginning of period .....................................................................        269,611         542,891
                                                                                                    ------------    ------------
Cash at end of period ...........................................................................   $    183,813    $    470,984
                                                                                                    ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                             (Dollars in thousands)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

         Ocwen Financial Corporation ("OCN"), through its subsidiaries, is engaged in business activities related to residential and commercial servicing, consumer unsecured debt collections, loan origination services and business process outsourcing. At March 31, 2006, OCN owned all of the outstanding stock of its primary subsidiaries, Ocwen Loan Servicing, LLC ("OLS"), Investors Mortgage Insurance Holding Company and Ocwen Financial Solutions, Private Limited ("India"). OCN also owns 70% of Global Servicing Solutions, LLC ("GSS") with the remaining 30% minority interest held by ML IBK Positions, Inc. ("Merrill Lynch"). Effective June 30, 2005, Ocwen Federal Bank FSB (the "Bank"), a wholly owned subsidiary, voluntarily terminated its status as a federal savings bank and dissolved, a process we referred to as "debanking".

Basis of presentation

         The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2006. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

         In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the balance sheet and revenues and expenses for the periods covered. Material estimates that are particularly significant in the near or medium term relate to our valuation of securities, servicing rights, intangibles and deferred tax assets, as well as to our determination of valuation allowances for other asset categories. Actual results could differ from those estimates and assumptions.

         Prior to debanking, our consolidated financial statements followed the presentation requirements of Securities and Exchange Commission ("SEC") Regulation S-X, Article 9, Bank Holding Companies. As a result of debanking, effective December 31, 2005, we revised the presentation of our consolidated financial statements to better align our presentation with the growth and significance of loan servicing and loan origination and outsourcing services, our principal businesses. The principal change in our consolidated financial statements for the periods presented as compared to the presentation in prior periods are in the format of our consolidated statement of operations. In adopting the new format for our consolidated statement of operations, we have made a number of reclassifications of expenses. The most significant of these reclassifications has been to report as operating expenses amounts that were netted against the revenues that were previously reported as servicing and related fees. These expenses are directly related to the generation of revenues and are reported in our consolidated statement of operations as amortization of servicing rights and as components of servicing and origination. Servicing and origination includes expenses of approximately $8,600 for the quarter ended March 31, 2005 that had previously been netted against revenues reported in servicing and other fees. Similarly, expenses previously included in loan expenses on the consolidated statement of operations are also principally reported as components of servicing and origination expense.

         Revenues that are associated with our Residential Origination Services and Business Processing Outsourcing business segments are reported in a separate revenue category, process management fees. These revenues were previously reported as a component of servicing and related fees. Other categories of income, including interest income and interest expense, which were previously reported as revenues but which were not related to the operations of our principal business segments, are reported in other income (expense).

         In addition, we created a new liability caption, servicer liabilities, in our consolidated balance sheet. This caption represents amounts that we have collected from borrowers that will be remitted to off-balance sheet custodial accounts, paid directly to investment trusts or refunded to borrowers. Previously, the amounts included in servicer liabilities had been reported either as escrow deposits or as reductions of our cash balances.

         Amounts included in our 2005 consolidated financial statements have been reclassified to conform to these changes in presentation in our consolidated statement of operations as well as to conform to certain other, less significant, reclassifications that have been made in our consolidated financial statements in 2006.

Principles of Consolidation

         We evaluate special purpose entities first for classification as a "qualifying special purpose entity" ("QSPE") as specified by Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Where we determine that a special purpose entity is classified as a QSPE, it is excluded from our consolidated financial statements. Where we determine that a special purpose entity is not classified as a QSPE, it is further evaluated for classification as a variable interest entity ("VIE") as specified by Financial Accounting Standard Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised. When a special purpose entity meets the definition of a VIE, and OCN is identified as the primary beneficiary of the entity, it is included in our consolidated financial statements.

         Our consolidated balance sheets at March 31, 2006 and December 31, 2005 include the assets and liabilities of VIEs. We have determined that we hold a variable interest in these VIEs and have also determined that we are the primary beneficiary. The VIEs are engaged in the origination, acquisition and subsequent securitization or sale of subprime single family residential loans. As a result of consolidation, total assets include $126,642 of loans held for sale that are pledged to secure collateralized borrowings of $123,243. OCN is a party to two agreements whereby it has guaranteed repayment of certain obligations of the VIEs up to 100% under one agreement and up to a maximum of 5% under the second agreement. Other than with respect to these guaranties, the creditors of the VIEs have no recourse against OCN.

         All material intercompany accounts and transactions have been eliminated in consolidation. We report minority interests in our majority-owned subsidiaries as a separate item on our consolidated balance sheets. Minority interest in our earnings is included in other income (expense), net, on our consolidated statements of operations.

NOTE 2   CURRENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 123(R), "Share-Based Payment" and Staff Accounting Bulletin No. 107 (SAB 107),"Share-Based Payment". SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. The determination of compensation expense under SFAS 123(R) also includes the estimation of expected forfeitures, which we previously recognized as incurred. Prior to January 1, 2006, we followed the guidance of Accounting Principles Board ("APB") Opinion No. 25, which provided for accounting for share-based compensation using the intrinsic value method and recognizing compensation costs for such stock options to the extent that the exercise price was less than the price of the stock at the grant date.

         Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), using the modified prospective method. Accordingly, results for prior periods have not been restated. Compensation and benefits expense for the three months ended March 31, 2006 includes $246 ($160 after tax) related to stock options. As a result of adopting FAS 123(R), incremental compensation expense related to stock options for the three months ended March 31, 2006 was $98 ($64 after tax).

         There were no new grants during the three months ended March 31, 2006, however, 178,983 stock options were exercised and 13,911 were forfeited during that period. At March 31, 2006, a total of 4,037,581 stock options were outstanding, of which 3,190,600 were exercisable. Cash received from the exercise of stock options during the three months ended March 31, 2006 was $665. Financing cash inflows include $331 of tax benefits arising from related tax deductions that reduce the amount of income taxes that would otherwise be payable. The total intrinsic value of stock options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, was $1,124 for the three months ended March 31, 2006. As of March 31, 2006, unrecognized compensation costs related to non-vested stock options amounted to $2,522, which will be recognized over a weighted-average remaining requisite service period of approximately 2.9 years.

         SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." In February 2006, the FASB issued SFAS No. 155 as an amendment to SFAS No. 133 and SFAS No. 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The standard also: a) Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; b) Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; c) Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and d) Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

         SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." FASB issued SFAS No. 156 in March 2006 as an amendment to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and liabilities. Recognition of a servicing asset or liability would be required each time an entity commits to service a financial asset through a servicing contract that:
a) represents a transfer of the servicer's financial assets that meets the requirements for sale accounting, b) represents a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS 115. "Accounting for Certain Investments in Debt and Equity Securities", or c) represents an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

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

         A prospective application of SFAS 156 is required as of the beginning of an entity's first fiscal year that begins after September 15, 2006. As of March 31, 2006, the estimated fair value of our mortgage servicing rights was $197,731 as compared to a carrying value of $146,993.

NOTE 3 BASIC AND DILUTED EARNINGS PER SHARE

         We are required to present both basic and diluted earnings per share ("EPS") on the face of our statement of operations. Basic EPS excludes common stock equivalents and is calculated by dividing net income by the weighted average number of common shares outstanding during the year. We calculate diluted EPS by dividing net income, as adjusted to add back interest expense on the 3.25% Contingent Convertible Senior Unsecured Notes due 2024 ("Convertible Notes"), by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and the Convertible Notes.

         The following is a reconciliation of the calculation of basic EPS to diluted EPS for the three months ended March 31:

                                                                        2006           2005
                                                                    ------------   ------------
Basic EPS:
----------
Net income ......................................................   $     16,533   $      2,387
                                                                    ============   ============

Weighted average shares of common stock .........................     63,247,835     62,743,287
                                                                    ============   ============

Basic EPS .......................................................   $       0.26   $       0.04
                                                                    ============   ============

Diluted EPS:
------------
Net income ......................................................   $     16,533   $      2,387
Interest expense on Convertible Notes, net of income tax (1) ....            792             --
                                                                    ------------   ------------
Adjusted net income .............................................   $     17,325   $      2,387
                                                                    ============   ============

Weighted average shares of common stock .........................     63,247,835     62,743,287
Effect of dilutive elements:
  Convertible Notes (1) .........................................      7,962,205             --
  Stock options (2) .............................................        775,358        915,196
  Common stock awards ...........................................         55,773        360,399
                                                                    ------------   ------------
Dilutive weighted average of common stock .......................     72,041,171     64,018,882
                                                                    ============   ============

Diluted EPS .....................................................   $       0.24   $       0.04
                                                                    ============   ============

(1) The effect of our Convertible Notes on diluted EPS is computed using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, is added back to net income. Conversion of the Convertible Notes into shares of common stock has not been assumed for purposes of computing diluted EPS for the first quarter of 2005 because the effect would be anti-dilutive. The effect is anti-dilutive whenever interest expense on the Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS.

(2) Excludes an average of 1,085,903 and 1,632,039 of options that were anti-dilutive for the first quarter of 2006 and 2005, respectively, because their exercise price was greater than the average market price of our stock.

         At OCN's Annual Meeting on May 5, 2006, the shareholders approved a proposal to amend OCN's Articles of Incorporation to effect a 1-for-10 reverse stock split, followed immediately by a 10-for-1 forward stock split (the "Reverse/Forward Split"). We currently expect to complete the Reverse/Forward Split on May 12, 2006 (the "Effective Date").

         As a result of the Reverse/Forward Split, accounts with less than ten shares of common stock will be converted on the Effective Date into the right to receive a cash payment for each share held equal in value to the average official closing price of the common stock on The New York Stock Exchange over the ten trading days immediately preceding the Effective Date. All shareholder accounts holding ten shares or more will be unaffected, and the total number of shares held by such accounts will not change.

         The Reverse/Forward Split is intended to reduce our administrative cost associated with the maintenance of nominal shareholder accounts while at the same time providing shareholders holding fewer than ten shares with a cost-effective way to liquidate their investment without incurring fees.

         While we cannot currently determine the effect that the Reverse/Forward Split will have on EPS, we do not anticipate that the effect will be material.

NOTE 4 FOREIGN CURRENCY EXCHANGE RATE RISK MANAGEMENT

Foreign Currency Exchange Rate Risk Management

         Our derivative contracts are exchange-traded; therefore, holders of these instruments look to the exchange for performance under these contracts and not to the holders of the offsetting futures contracts. Using exchange-traded instruments minimizes our exposure to risk from nonperformance under these contracts. The notional amount of our contracts does not represent our exposure to credit loss.

         We entered into foreign currency derivatives to hedge our net investment in a foreign subsidiary that owns residual securities backed by subprime residential loans originated in the United Kingdom ("UK"). Our remaining principal exposure to foreign currency exchange rates exists primarily with the British Pound versus the U.S. Dollar. Our policy is to periodically adjust the amount of foreign currency derivative contracts we have entered into in response to changes in our recorded investment as well as to changes in our assets denominated in a foreign currency. Our net exposure is subject to gain or loss if the foreign currency exchange rate fluctuates. Currency futures are commitments to either purchase or sell foreign currency at a future date for a specified price. We have determined that the local currency of our investment in UK residuals is the functional currency. The foreign currency derivative financial instrument related to our foreign subsidiary that owns the residual securities was designated as a hedge. Accordingly, for this instrument we include the gains or losses in the net unrealized foreign currency translation in accumulated other comprehensive income in stockholders' equity.

         The following table sets forth the terms and values of the British Pound foreign currency futures at the dates indicated:

                                             Position      Maturity      Notional Amount    Strike Rate     Fair Value
                                             --------      --------      ---------------    -----------     ----------
March 31, 2006:
---------------
British Pound currency futures (1) ......      Short       June 2006     (pound)  13,438     $   1.7387     $       10
                                                                                                            ==========

December 31, 2005:
------------------
British Pound currency futures (1) ......      Short      March 2006     (pound)  13,438     $   1.7692     $      726
                                                                                                            ==========

(1) The U.S. Dollar equivalent notional amount of the British Pound currency futures was $23,343 and $23,148 at March 31, 2006 and December 31, 2005, respectively.

         Beginning in the second quarter of 2005, Bankhaus Oswald Kruber GmbH & Co. KG ("BOK"), entered into Euro foreign exchange forward ("FX Forward") contracts in order to hedge its investment in U.S. dollar-denominated servicing advances that it acquired from OLS. The remaining advances were repurchased by OLS in the second quarter of 2006. The following table sets forth the terms and value of the foreign exchange forward contracts as at the dates indicated:

                                         Notional Amount
                                  ----------------------------           Contract
         Maturity                    Sell             Buy                   Rate              Fair Value
----------------------------      ----------      ------------        ----------------        -----------
March 31, 2006:
---------------
     April to August 2006         $    7,464      (euro) 6,111        1.1854 to 1.2590        $      (36)

December 31, 2005:
------------------
     April to August 2006         $    7,464      (euro) 6,111        1.1854 to 1.2590        $     (189)

         The fair value of our FX Forward contracts represents the estimated amount that we would receive or pay to terminate these agreements taking into account current interest rates. Since the FX Forward contracts were not designated as hedges, changes in the fair value of the contracts and gains and losses from these instruments are included in earnings in the period in which they occur, and we report them as a component of other income (expense), net. The net realized and unrealized gains (losses) included in earnings to record these contracts at fair value were $153 during the first quarter of 2006.

Interest Rate Risk Management

         In connection with our Residential Origination Services business, we acquire certain mortgage loan portfolios with the intention of securitizing them within a short period of time. Since the value of the mortgage loans are subject to interest rate risk prior to being securitized, we have sold short a series of three-month Eurodollar interest rate futures contracts to hedge the exposure to interest rate risk represented by our loans held for resale. Our policy is to adjust the amount of Eurodollar futures contracts that we sell short to accommodate changes in the amount of our mortgage loans held for resale. Since the Eurodollar interest rate futures contracts were not designated as hedges, changes in the fair value of the contracts and gains and losses from these instruments are included in earnings in the period in which they occur, and we report them as a component of other income (expense), net.

         The following table sets forth the terms and values of our Eurodollar interest rate futures contracts as at the dates indicated:

       Position                    Maturity                Notional Amount       Contract Price       Fair Value
---------------------    ----------------------------      ---------------       --------------       ----------
March 31, 2006:
---------------
        Short             June 2006 to December 2010       $     2,206,000       94.75 to 95.40       $    1,529

December 31, 2005:
------------------
        Short            March 2006 to September 2010      $     3,261,000       94.92 to 95.46       $      731

         The fair value of our Eurodollar interest rate futures contracts represents the estimated amount that we would receive or pay to terminate these agreements taking into account current interest rates. The net realized and unrealized gains (losses) included in earnings to record these contracts at fair value were $1,647 during the first quarter of 2006. The following table summarizes our use of interest rate risk management instruments:

                                                             Notional Amount
                                                            Short Euro Dollar
                                                          Interest Rate Futures
                                                          ---------------------
Balance at December 31, 2005.....................          $       3,261,000
     Sales.......................................                  1,229,000
     Maturities..................................                   (340,000)
     Terminations................................                 (1,944,000)
                                                           -----------------
Balance at March 31, 2006 .......................          $       2,206,000
                                                           =================


NOTE 5 REGULATORY MATTERS

         Effective June 30, 2005, the Bank terminated its status as a federal savings bank. Prior to returning its original thrift charter to the Office of Thrift Supervision ("OTS"), the Bank operated as a federal savings bank, and OCN was a registered savings and loan holding company. Our primary regulatory authority was the OTS.

         Pursuant to the conditions set forth in the OTS Approval, OCN entered into an agreement (the "Guaranty") in favor of the OTS and any holders of claims with respect to liabilities assumed by OLS from the Bank (the "Assumed Liabilities"). Assumed Liabilities include all legal actions against the Bank. The Guaranty contains affirmative covenants relating to the maintenance of a $5,000 cash collateral account, reporting requirements, transactions with affiliates, preservation of the existence of our subsidiaries and maintenance of not less than $35,000 of unencumbered financial assets. Pursuant to the Guaranty, we have also agreed to certain limits on the incurrence of debt, merger or sale transactions, disposition of assets and payment of dividends. As of March 31, 2006, we were in compliance with all of the covenants specified in the Guaranty.

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

         Effective June 30, 2005, the Supervisory Agreement that the Bank and OTS had entered into on April 19, 2004 terminated because we were no longer a FDIC - insured institution. The OTS retains, for a period of six years after termination of the Supervisory Agreement, the right to bring enforcement actions in respect of any breach or noncompliance by the Bank with the Supervisory Agreement, or other applicable regulations, that may have occurred prior to debanking.

         We have continued the Bank's residential mortgage servicing business under OLS, which is a licensed servicer in all fifty states, the District of Columbia and Puerto Rico. As a result of debanking, we are no longer able to accept deposits in the U.S or benefit from federal preemption with regard to post-debanking activities. OLS is subject to the rules and regulations of various Federal agencies, Fannie Mae, Freddie Mac, Ginnie Mae and state regulatory authorities

         BOK is licensed as a credit institution (Kreditinstitut) under the laws of the Federal Republic of Germany and is supervised and regulated in Germany by the German Federal Financial Supervisory Authority (Bundesanstalt fur Finanzdienstleistungsaufsicht, or BaFin), the German Central Bank (Deutsche Bundesbank) and, in respect of minimum reserves on deposits, the European Central Bank. BOK, under its license, may engage not only in a number of traditional banking activities such as deposit and lending business, but also in investment banking, underwriting and securities trading transactions, both for its own account and for customers. BOK is currently not material to our operations.

NOTE 6 BUSINESS SEGMENT REPORTING

         A brief description of our business segments, aligned within our two areas of focus, is as follows:

   Servicing
   ---------
     o Residential Servicing. Through this business we provide loan servicing including asset management and resolution services to third party owners of subprime residential mortgage and high loan-to-value loans for a fee. We acquire the rights to service loans by purchasing them or by entering into subservicing contracts. This segment also includes our residential loan servicing system product (REALServicing).

     o Commercial Servicing. This segment includes the results of both our domestic and international servicing of commercial assets (loans and real estate), as well as our commercial loan servicing product (REALSynergy). International servicing is conducted through GSS.

     o Ocwen Recovery Group. This business primarily conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired in 1999 and 2000.

   Loan Processing and Origination Services
   ----------------------------------------
     o Residential Origination Services. This business provides various loan origination services, including residential property valuation services, mortgage due diligence, title services and loan refinancing for Residential Servicing customers. This segment also includes our internet-based vendor management system product (REALTrans) and our subprime residual trading securities.

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

Financial information for our segments is as follows for the dates indicated:

                                                             Total Assets
                                                     ---------------------------
                                                       March 31,    December 31,
                                                         2006           2005
                                                     ------------   ------------
Residential Servicing ............................   $    784,218   $    783,560
Commercial Servicing .............................          7,360          6,433
Ocwen Recovery Group .............................          1,541          1,002
Residential Origination Services .................        431,779        679,432
Business Process Outsourcing .....................          1,114          1,193
                                                     ------------   ------------
                                                        1,226,012      1,471,620
Corporate Items and Other (1) ....................        328,548        382,513
                                                     ------------   ------------
                                                     $  1,554,560   $  1,854,133
                                                     ============   ============

(1) Includes cash of $178,901 and $264,373 at March 31, 2006 and December 31, 2005, respectively.

                                                                  Operating      Other Income      Pre-Tax
                                                    Revenue       Expenses         (Expense)     Income (Loss)
                                                 ------------    ------------    ------------    ------------
For the Three Months Ended March 31, 2006
----------------------------------------------
    Residential Servicing ....................   $     79,941    $     55,630    $     (6,443)   $     17,868
    Commercial Servicing .....................          3,115           2,849              (1)            265
    Ocwen Recovery Group .....................          2,201           2,633              82            (350)
    Residential Origination Services .........         14,574          20,548          10,997           5,023
    Business Process Outsourcing .............          2,723           2,725             (10)            (12)
                                                 ------------    ------------    ------------    ------------
                                                      102,554          84,385           4,625          22,794
    Corporate Items and Other ................           (105)          2,717           1,486          (1,336)
                                                 ------------    ------------    ------------    ------------
                                                 $    102,449    $     87,102    $      6,111    $     21,458
                                                 ============    ============    ============    ============
For the Three Months Ended March 31, 2005
----------------------------------------------
    Residential Servicing ....................   $     68,446    $     61,396    $     (4,103)   $      2,947
    Commercial Servicing .....................          4,441           4,373             (46)             22
    Ocwen Recovery Group .....................          3,812           3,398              89             503
    Residential Origination Services .........         12,267          11,081           1,648           2,834
    Business Process Outsourcing .............          2,586           2,455             (33)             98
                                                 ------------    ------------    ------------    ------------
                                                       91,552          82,703          (2,445)          6,404
    Corporate Items and Other ................            (64)          1,986          (1,417)         (3,467)
                                                 ------------    ------------    ------------    ------------
                                                 $     91,488    $     84,689    $     (3,862)   $      2,937
                                                 ============    ============    ============    ============

NOTE 7 COMMITMENTS AND CONTINGENCIES

         At March 31, 2006, we had commitments of $44,381 to fund loans secured by mortgages on single family residential properties. We also have commitments to sell $17,195 of loans held for resale generally within 30 days of funding.

         Through our investment in subordinated residual securities, which had a fair value of $45,992 at March 31, 2006, we support senior classes of securities. Principal from the underlying mortgage loans generally is allocated first to the senior classes, with the most senior class having a priority right to the cash flow from the mortgage loans until its payment requirements are satisfied. To the extent that there are defaults and unrecoverable losses on the underlying mortgage loans, resulting in reduced cash flows, the most subordinate security will be the first to bear this loss. Because subordinate and residual interests generally have no credit support, to the extent there are realized losses on the mortgage loans comprising the mortgage collateral for such debt securities, we may not recover our remaining investment.

         Under the terms of the sales agreements entered into in connection with the sale of certain of our affordable housing properties, we have a commitment to fund cash deficits that may arise from the operations of those properties. The remaining term of these commitments ranges from two to five years. The obligation under these commitments was $4,373 as of March 31, 2006. Any operating deficits we fund are supported by a promissory note to be repaid to us from future cash flows of the property. In addition, we have provided to the purchasers of certain affordable housing properties guaranties against the possible recapture of future tax credits. We have never experienced a recapture of tax credits on any of the affordable housing properties in which we invested or sold. We have not recognized these guaranties as a liability because the probability of recapture is considered remote.

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

         On November 3, 2004, the trial judge in litigation brought by Cartel Asset Management, Inc. ("Cartel") against OCN, the Bank and Ocwen Technology Xchange, Inc. ("OTX"), a subsidiary that has been dissolved, in federal court in Denver, Colorado entered final judgment in the amount of $520 against OTX and nominal damages of two dollars against the Bank. In the November 3, 2004 order, the judge reduced a prior jury verdict in the amount of $9,320 after trial on this matter involving allegations of misappropriation of trade secrets and contract-related claims brought by a former vendor. The litigation does not relate to our Residential Servicing business. Notwithstanding the nominal damage award against the Bank, it was assessed a statutory award to Cartel of attorneys' fees in an additional amount of $170, and the Bank and OTX were further assessed costs in the amount of $9. Cartel and defendants are pursuing cross-appeals in the United States Court of Appeals for the Tenth Circuit. We intend to continue to vigorously defend this matter.

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

         On November 29, 2005, a jury in County Court for Galveston County, Texas, returned a verdict of $11,500 in compensatory and punitive damages and attorneys' fees against Ocwen in favor of a plaintiff borrower who defaulted on a mortgage loan we serviced. The plaintiff claimed that Ocwen's foreclosure on the loan violated the Texas Deceptive Trade Practices Act and other state statutes and common law. On February 9, 2006, the trial court reduced the jury verdict and entered judgment in the amount of $1,830 which was comprised of $5 in actual damages, approximately $675 in emotional distress, statutory and other damages and interest, and $1,150 for attorneys' fees. We believe the judgment was against the weight of evidence and contrary to law and have asked the trial court to set it aside. We intend to continue to vigorously defend this matter and have taken an appeal to the Texas Court of Appeals.

         OCN is subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We continuously monitor the status of our litigation, including advice from external legal counsel, and perform periodic assessments of our litigation for potential loss accrual and disclosure. We accrue for judgments and maintain litigation reserves when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

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

RISK FACTORS AND CRITICAL ACCOUNTING POLICIES

Risk Factors

         We include a discussion of the principal risks and uncertainties that affect or could affect our business operations under Item 1A on pages 8 through 12 of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to this information during the first quarter of 2006.

Critical Accounting Policies

         Our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of risks in the marketplace or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management's Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail on pages 17 through 19 of Management's Discussion and Analysis of Results of Operations and Financial Condition and in Note 1 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to this information during the first quarter of 2006.

Forward Looking Statements

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

         Further information on the risks specific to our business are detailed within this report and our other reports and filings with the Securities and Exchange Commission, including our periodic report on Form 10-K for the year ended December 31, 2005 and our Forms 8-K filed during 2006. The forward-looking statements speak only as of the date they are made and should not be relied upon. OCN undertakes no obligation to update or revise the forward-looking statements.

OVERVIEW

Changes in Financial Condition

         Total assets declined to $1,554,560 during the first three months of 2006, as compared to $1,854,133 as of December 31, 2005. This $299,573 decrease is primarily due to a $259,747 decrease in loans held for resale. The net decline in loans held for resale is largely due to a securitization transaction that closed in the first quarter, offset in part by the acquisition of additional loans in the first quarter. Also, cash and investment grade securities declined by $54,268. Partially offsetting these declines was a $15,715 increase in subordinate and residual securities that primarily resulted from securities we retained in connection with the first quarter loan securitization transaction.

         Total liabilities decreased to $1,186,477 at March 31, 2006 as compared to $1,504,873 at December 31, 2005. This $318,396 decrease is largely the result of a $221,063 decline in amounts due under lines of credit and other secured borrowings, primarily reflecting reduced funding requirements on a lower balance of loans held for resale. Also, servicer liabilities, which primarily represent borrower payments held by us prior to their transfer to custodial accounts, declined by $80,804 during the first three months of 2006.

         At March 31, 2006, we had $183,813 of cash, $486,445 of unused borrowing capacity on our existing lines and $366,140 of equity.

Results of Operations

         We recorded net income of $16,533 for the first quarter of 2006 as compared to $2,387 for the first quarter of 2005. Our basic earnings per share were $0.26 and $0.04 for the first quarter of 2006 and 2005, respectively. Pre-tax income was $21,458 and $2,937 for the first quarter of 2006 and 2005, respectively.

         Our first quarter 2006 results reflect a strong performance in our Residential Servicing segment whose pre-tax income of $17,868 represents a $14,921, or 506% increase as compared to the first quarter of 2005. This increase primarily reflects increased servicing fees on a larger servicing portfolio, the positive impact of rising short-term interest rates on our revenue from custodial accounts ("float earnings") and a reduction in total operating expenses, including a reduction in interest paid to investors related to loan pay-offs. Pre-tax income for Residential Origination Services improved to $5,023 in the first quarter of 2006, a $2,189 or 77% improvement over the first quarter of 2005. This improvement primarily reflects a gain from the securitization of loans and an increase in net interest earnings on loans as a result of higher volumes, partially offset by losses of a VIE that we began to consolidate as of the end of 2005. Ocwen Recovery Group incurred a pre-tax loss of $(350) as compared to pre-tax income of $503 during the first quarter in 2005, primarily reflecting a continuing shift in revenue from maturing proprietary assets to lower yielding third-party contracts.

         We provide additional financial information and discuss our segment results in the following section.

SEGMENTS

         The following section provides a discussion of the changes in financial condition of our business segments during the three months ended March 31, 2006 and a discussion of pre-tax results of operations of our business segments for the three-month periods ended March 31, 2006 and 2005.

         The following table presents the assets and liabilities of each of our business segments at March 31, 2006:

                                                                Ocwen       Residential     Business      Corporate       Business
                                 Residential    Commercial     Recovery     Origination      Process      Items and       Segments
                                  Servicing     Servicing       Group         Services     Outsourcing      Other       Consolidated
                                 ------------  ------------  ------------   ------------   ------------  ------------   ------------
Assets
   Cash .......................  $         --  $      4,248  $         --   $        664   $         --  $    178,901   $    183,813
   Trading securities:
     Investment grade .........            --            --            --             --             --        33,215         33,215
     Subordinates and residuals            --            --            --         45,111             --           881         45,992
   Loans held for resale ......            --            --            --        364,924             --            --        364,924
   Advances ...................       234,618           267            --          3,018             --         1,017        238,920
   Match funded advances ......       357,828            --            --             --             --            --        357,828
   Mortgage servicing rights ..       146,993            --            --             --             --            --        146,993
   Receivables ................        19,014         2,450           819         13,525          1,107        25,110         62,025
   Premises and equipment .....         1,807           237           685            757              7        36,454         39,947
   Other assets ...............        23,958           158            37          3,780             --        52,970         80,903
                                 ------------  ------------  ------------   ------------   ------------  ------------   ------------
     Total assets .............  $    784,218  $      7,360  $      1,541   $    431,779   $      1,114  $    328,548   $  1,554,560
                                 ============  ============  ============   ============   ============  ============   ============

Liabilities
   Match funded liabilities ...  $    322,757  $         --  $         --   $         --   $         --  $         --   $    322,757
   Servicer liabilities .......       218,088            --            --             --             --            --        218,088
   Lines of credit and other
      secured borrowings ......       104,954            --            --        285,844             --        14,587        405,385
   Debt securities ............            --            --            --             --             --       150,329        150,329
   Other liabilities ..........        33,032         3,540         3,275          7,250             --        42,821         89,918
                                 ------------  ------------  ------------   ------------   ------------  ------------   ------------
     Total liabilities ........  $    678,831  $      3,540  $      3,275   $    293,094   $         --  $    207,737   $  1,186,477
                                 ============  ============  ============   ============   ============  ============   ============

The following table presents the pre-tax statement of operations for each of our business segments for the quarter ended March 31, 2006:

                                                                  Ocwen      Residential    Business     Corporate       Business
                                   Residential    Commercial    Recovery     Origination     Process     Items and       Segments
                                    Servicing     Servicing       Group        Services    Outsourcing      Other      Consolidated
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Revenue
  Servicing and subservicing
   fees .......................... $     76,013  $      2,008  $      2,201  $         --  $         --  $       (138) $     80,084
  Process management fees ........        2,068            --            --        14,488         2,723            33        19,312
  Other revenues .................        1,860         1,107            --            86            --            --         3,053
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
     Total revenue ...............       79,941         3,115         2,201        14,574         2,723          (105)      102,449
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------

Operating expenses
   Compensation and benefits .....        7,845         1,702         1,128         7,265         1,222         6,539        25,701
   Amortization of servicing
    rights .......................       26,288            --            --            --            --            --        26,288
   Servicing and origination .....        6,110             7           126         6,954            --            --        13,197
   Technology and communications .        4,976           391           479         1,734           731        (1,672)        6,639
   Professional services .........        3,049            98            70         2,333            --         2,229         7,779
   Occupancy and equipment .......        2,691           171           257           606           142         1,109         4,976
   Other operating expenses ......        4,671           480           573         1,656           630        (5,488)        2,522
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
     Total operating expenses ....       55,630         2,849         2,633        20,548         2,725         2,717        87,102
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------

Other income (expense)
   Interest income ...............          117             7            --        15,698            --         2,291        18,113
   Interest expense ..............       (6,562)           (4)          (13)      (10,082)          (10)         (583)      (17,254)
   Gain (loss) on trading
    securities....................           --            --            --           135            --          (509)         (374)
   Gain (loss) on loans held for
    for resale, net...............           --            --            --         2,216            --            --         2,216
   Other, net ....................            2            (4)           95         3,030            --           287         3,410
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
     Other income (expense), net .       (6,443)           (1)           82        10,997           (10)        1,486         6,111
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Pre tax income (loss) ............ $     17,868  $        265  $       (350) $      5,023  $        (12) $     (1,336) $     21,458
                                   ============  ============  ============  ============  ============  ============  ============

Residential Servicing

Comparative selected balance sheet data is as follows:

                                                            March 31,    December 31,
                                                              2006           2005
                                                          ------------   ------------
Total assets ..........................................   $    784,218   $    783,560
    Advances ..........................................        234,618        215,207
    Match funded advances .............................        357,828        377,105
    Mortgage servicing rights .........................        146,993        148,663
    Receivables .......................................         19,014         23,323
Total liabilities .....................................   $    678,831   $    745,760
    Match funded liabilities ..........................        322,757        339,292
    Servicer liabilities ..............................        218,088        298,892
    Lines of credit and other secured borrowings ......        104,954         81,218

         Advances. During any period in which the borrower is not making payments, we are required under certain servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. Advances on loans serviced for others consist of the following:

                                                      March 31,     December 31,
                                                        2006            2005
                                                    ------------    ------------
Principal and interest .........................    $     58,548    $     40,201
Taxes and insurance ............................          89,562          98,331
Other ..........................................          86,508          76,675
                                                    ------------    ------------
                                                    $    234,618    $    215,207
                                                    ============    ============

         We are entitled to recover advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record a charge to earnings to the extent that advances are uncollectible under provisions of the servicing contracts, taking into consideration historical loss and delinquency experience, length of delinquency and the amount of the advance. Advances on loans serviced for others are net of reserves of $583 and $570 as of March 31, 2006 and December 31, 2005, respectively.

         Match Funded Advances. Match funded advances consist of the following:

                                                      March 31,     December 31,
                                                        2006            2005
                                                    ------------    ------------
Principal and interest .........................    $    151,278    $    174,252
Taxes and insurance ............................         131,641         129,700
Other ..........................................          74,909          73,153
                                                    ------------    ------------
                                                    $    357,828    $    377,105
                                                    ============    ============

         Match funded advances on loans serviced for others resulted from our transfers of residential loan servicing related advances to third parties in exchange for cash. We retain control of the advances, and therefore the transfers do not qualify as sales for accounting purposes. As a result, we report the amount of proceeds received from the transfers as secured borrowings with a pledge of collateral (match funded liabilities). Match funded advances are owned by special purpose entities and are, therefore, not available to satisfy general claims of creditors.

         Mortgage Servicing Rights. The unamortized balance of mortgage servicing rights is primarily related to subprime residential loans. Mortgage servicing rights declined during the first three months of 2006 as amortization exceeded purchases.

Balance at December 31, 2005 ..................................    $    148,663
Purchases .....................................................          24,618
Amortization ..................................................         (26,288)
                                                                   ------------
Balance at March 31, 2006 .....................................    $    146,993
                                                                   ============

         Purchases during the first quarter of 2006 include $2,739 of servicing rights retained in connection with the securitization of loans held for resale. At March 31, 2006, we serviced loans under 455 servicing agreements for 30 investors. This compares to 466 servicing agreements for 22 investors at December 31, 2005.

         Receivables. Receivables related to the Residential Servicing business include $9,016 and $15,674 at March 31, 2006 and December 31, 2005, respectively, representing fees earned from the servicing of loans and real estate. The remaining balance consists principally of reimbursable expenses due from loan servicing investors. The total balance of receivables for this segment is net of reserves of $6,198 and $6,509 at March 31, 2006 and December 31, 2005, respectively.

         Match Funded Liabilities. Match funded liabilities are obligations secured by the collateral underlying the related match funded assets, and are repaid through the cash proceeds arising from those assets. We account for and report match funded liabilities as secured borrowings with pledges of collateral.

                                                                               Balance Outstanding
                                                            Unused        ----------------------------
                                                           Borrowing        March 31,     December 31,
    Collateral               Interest Rate                 Capacity           2006            2005
-------------------  --------------------------------     ------------    ------------    ------------
Advances (1)         See (1) below                        $     52,341    $    222,659    $    238,943
Advances (2)         1-Month LIBOR + 175 basis points           24,902         100,098         100,349
                                                          ------------    ------------    ------------
                                                          $     77,243    $    322,757    $    339,292
                                                          ============    ============    ============

(1) In November 2004, we executed a servicing advance securitization. This transaction involved the issuance of a term note for $100,000 and a one-year variable funding note for a maximum of $75,000. On March 31, 2005, we executed an indenture supplement to the November 2004 securitization with a closing date of April 6, 2005. This supplement included the issuance of a second term note for $75,000. In addition, the maximum amount of the variable funding note was increased to $100,000. The original term note bears interest at LIBOR plus 50 basis points, and the second term note bears interest at LIBOR plus 40 basis points. The variable funding note bears interest at a commercial paper rate plus a margin that approximates LIBOR plus 50 basis points. The original term note under this facility has a stated maturity of October 2013, and the second term note has a stated maturity of March 2014. The variable funding note has a stated maturity of November 2011.The variable funding note has a stated maturity of November 2010. The 1-Month LIBOR was 5.00% and 4.39% at March 31, 2006 and December 31, 2005, respectively.
(2) Under the terms of the agreement, we are eligible to finance additional advances on loans serviced for others up to a maximum balance of $125,000. This facility will mature in January 2007.

         Servicer Liabilities. Servicer liabilities represent amounts we have collected, primarily from Residential Servicing borrowers, that will be deposited in custodial accounts and excluded from our balance sheet, paid directly to an investment trust or refunded to borrowers. The principal components of servicer liabilities are as follows:

                                                           March 31,    December 31,
                                                             2006           2005
                                                         ------------   ------------
Borrower payments due to custodial accounts ..........   $    170,921   $    225,862
Escrow payments due to custodial accounts ............          8,065         22,573
Partial payments and other unapplied balances ........         39,102         50,457
                                                         ------------   ------------
                                                         $    218,088   $    298,892
                                                         ============   ============

         The decline in the amount of borrower payments held by us prior to their transfer to collection accounts is primarily due to slower mortgage prepayment speeds, partially offset by the increase in the average balance of loans serviced.

         Lines of Credit and Other Secured Borrowings. Secured line of credit arrangements are as follows:

                                                                                               Balance Outstanding
                                                               Unused Borrowing       --------------------------------------
   Borrowing Type            Interest Rate        Maturity         Capacity           March 31, 2006       December 31, 2005
----------------------   ---------------------   -----------   ----------------       --------------       -----------------
Senior secured credit       1-Month LIBOR +       June 2006     $       35,046         $    104,954          $       81,218
   agreement (1)          162.5 or 225 basis
                                points

(1) Secured by mortgage servicing rights and advances on loans serviced for others. Borrowing secured by mortgage servicing rights is at LIBOR plus
       225 basis points. Borrowing secured by other acceptable collateral is at LIBOR plus 162.5 basis points. The interest rate may be reduced to 1.625% or 2.25% to the extent that we have available balances on deposit with the lender.

Comparative selected operations data is as follows:

                                                                              At or For the three months
                                                                                    ended March 31,
                                                                             ----------------------------
                                                                                 2006            2005
                                                                             ------------    ------------
Unpaid principal balance of loans serviced at March 31 ...................   $ 42,855,463    $ 37,380,682
Number of loans serviced at March 31 .....................................        377,540         330,567
Average unpaid principal balance of loans serviced during the quarter ....   $ 43,038,004    $ 36,797,725

Pre-tax income ...........................................................   $     17,868    $      2,947
Revenue:
   Servicing and subservicing fees .......................................   $     76,013    $     65,518
   Process management fees ...............................................          2,068           2,088
   Other .................................................................          1,860             840
                                                                             ------------    ------------
     Total revenue .......................................................   $     79,941    $     68,446
                                                                             ============    ============

Operating expenses:
   Compensation and benefits .............................................   $      7,845    $      9,910
   Amortization of servicing rights ......................................         26,288          25,115
   Servicing and origination .............................................          6,110           8,861
   Technology and communications .........................................          4,976           6,069
   Professional services .................................................          3,049           2,684
   Occupancy and equipment ...............................................          2,691           2,206
   Other .................................................................          4,671           6,551
                                                                             ------------    ------------
     Total operating expenses ............................................   $     55,630    $     61,396
                                                                             ============    ============
Other income (expense):
   Interest income .......................................................   $        117    $         66
   Interest expense ......................................................         (6,562)         (4,170)
   Other .................................................................              2               1
                                                                             ------------    ------------
      Total other income (expense) .......................................   $     (6,443)   $     (4,103)
                                                                             ============    ============

         Servicing and Subservicing Fees. The principal components of servicing and subservicing fees are provided in the table below:

                                                              For the three months
                                                                 ended March 31,
                                                          ---------------------------
                                                              2006           2005
                                                          ------------   ------------
Servicing and subservicing fees .......................   $     50,264   $     43,508
Late charges ..........................................          9,191          9,126
Revenue from custodial accounts (float earnings) ......          8,821          6,507
Prepayment and collection related fees ................          2,467          2,225
Other fees ............................................          5,270          4,152
                                                          ------------   ------------
                                                          $     76,013   $     65,518
                                                          ============   ============

         The increase in servicing and subservicing fees in the first quarter of 2006 as compared to the first quarter of 2005 is primarily due to the increase in the average balance of loans serviced. The increase in the average balance is due to growth in the loan servicing portfolio and reduced run-off of the existing portfolio due to slower prepayment speeds. First quarter 2006 prepayment speeds fell to 30% as compared to 36% in the first quarter of 2005, largely due to rising mortgage interest rates. The increase in loan servicing fees was partially offset by a decline in real estate property management fees associated with our contract with the VA due to lower transaction volumes. The
VA fees amounted to $2,955 and $3,952 during the first quarter of 2006 and 2005, respectively.

         Increases in short-term interest rates have had a positive impact on float earnings. Although the average balance of funds that we have received from borrowers that are held in custodial accounts until remitted to investors has declined in the first quarter of 2006, the average yield we earned on these funds increased to 3.79% during the first quarter of 2006 as compared to 2.58% during the first quarter of 2005. Custodial accounts are excluded from our balance sheet. The average balances held in these custodial accounts were approximately $930,100 and $1,008,700 for the first three months of 2006 and 2005, respectively. The decline in the average balance in the first quarter of 2006 is primarily due to a decline in mortgage prepayment speeds offset by the increase in the average balance of loans serviced. The underlying servicing agreements restrict the investment of float balances to certain types of instruments. We are responsible for any losses incurred on the investment of these funds; although to date, we have not incurred any such losses.

                  The following table sets forth information regarding residential loans and real estate serviced for others:

                                Loans (1)(2)(3)              Real Estate (4)                   Total
                         ---------------------------   ---------------------------   ---------------------------
                            Amount         Count          Amount         Count          Amount         Count
                         ------------   ------------   ------------   ------------   ------------   ------------
March 31, 2006
    Performing .......   $ 36,394,277        306,623   $         --             --   $ 36,394,277        306,623
    Non-Performing ...      5,293,625         57,087      1,167,561         13,830      6,461,186         70,917
                         ------------   ------------   ------------   ------------   ------------   ------------
                         $ 41,687,902        363,710   $  1,167,561         13,830   $ 42,855,463        377,540
                         ============   ============   ============   ============   ============   ============
December 31, 2005:
    Performing .......   $ 36,532,664        297,649   $         --             --   $ 36,532,664        297,649
    Non-performing ...      5,125,116         57,420      1,121,268         13,733      6,246,384         71,153
                         ------------   ------------   ------------   ------------   ------------   ------------
                         $ 41,657,780        355,069   $  1,121,268         13,733   $ 42,779,048        368,802
                         ============   ============   ============   ============   ============   ============

(1) At March 31, 2006 we serviced 277,630 subprime loans with a total unpaid principal balance of $33,849,536 as compared to 304,234 subprime loans with an unpaid principal balance of $37,429,090 at December 31, 2005. Subprime loans represent residential loans we service that were made by others to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac ("nonconforming loans").
(2) Non-performing loans have been delinquent for 90 days or more. Performing loans are current or have been delinquent for less than 90 days.
(3) We serviced under subservicing contracts 109,690 residential loans with an unpaid principal balance of $10,541,890 as of March 31, 2006. This compares to 105,873 residential loans with an unpaid principal balance of $10,983,237 serviced under subservicing contracts at December 31, 2005.
(4) Real estate includes $701,426 and $683,193 of foreclosed residential properties serviced for the VA at March 31, 2006 and December 31, 2005, respectively.

         Compensation and Benefits Expense. The decrease in compensation expense and benefits in the first quarter of 2006 as compared to the first quarter of 2005 has occurred primarily due to a decline in the average number of employees in the U.S. as a result of cost reduction initiatives put in place in 2005, including a greater utilization of the lower cost workforce in India. Although average employment in India increased in the first quarter of 2006, total average employment declined, and the ratio of India employment to total employment increased as compared to the first quarter of 2005.

         Average employment in the Residential Servicing segment is as follows:

                                                        For the three months
                                                           ended March 31,
                                                    ----------------------------
                                                        2006            2005
                                                    ------------    ------------
India ..........................................             913             881
United States ..................................             441             611
                                                    ------------    ------------
                                                           1,354           1,492
                                                    ============    ============

         Amortization of Servicing Rights. First quarter 2006 amortization increased $1,173 or 5% as compared to the first quarter of 2005. This increase is due to an increase in our investment in mortgage servicing rights, offset by a reduction in the rate of amortization as a result of slower prepayment speeds.

         Servicing and Origination Expenses. The principal components of servicing and origination expenses are as follows:

                                                        For the three months
                                                           ended March 31,
                                                     ---------------------------
                                                         2006           2005
                                                     ------------   ------------
Compensating interest expense ....................   $      3,015   $      5,656
Satisfaction expense .............................          1,595          1,521
Other ............................................          1,500          1,684
                                                     ------------   ------------
                                                     $      6,110   $      8,861
                                                     ============   ============

         Mortgage prepayments generally create an obligation for us to pay compensating interest to the securitization trusts for the full month of interest on loans that were repaid before the end of a calendar month. The primary reason for the decline in compensating interest expense in the first quarter of 2006 as compared to the first quarter of 2005 is a shift towards a higher percentage of loans serviced under a mid-month structure versus a calendar month structure. Under a calendar month structure, compensating interest is paid on all loans that prepay during the month, whereas under a mid-month structure we are not obligated to pay compensating interest on prepayments that occur during the first half of the month. The effect on compensating interest expense of the lower prepayment speeds experienced in the first quarter of 2006 was largely offset by the increase in the average size of the loan servicing portfolio.

         Other Operating Expenses. Other primarily consists of overhead allocation charges and bad debt expense. The $1,880 decrease in other operating expenses in the first quarter of 2006 is mostly due to a $1,864 decrease in bad debt expense. The higher bad debt expense in 2005 was primarily the result of providing for aged reimbursable expenses that may be uncollectible. Bad debt expense amounted to $261 and $2,125 in the first quarter of 2006 and 2005, respectively.

Commercial Servicing

Comparative selected balance sheet data is as follows:
                                                                   March 31,    December 31,
                                                                     2006           2005
                                                                 ------------   ------------
Total assets .................................................   $      7,360   $      6,433
   Cash ......................................................          4,248          3,057
   Receivables ...............................................          2,450          2,508
Total liabilities ............................................   $      3,540   $      3,220

Comparative selected operations data is as follows:
                                                                     For the three months
                                                                       ended March 31,
                                                                 ---------------------------
                                                                     2006           2005
                                                                 ------------   ------------
Pre-tax income (loss) ........................................   $        265   $         22
Revenue:
    Servicing and subservicing fees ..........................   $      2,008   $      3,086
    Other ....................................................          1,107          1,355
                                                                 ------------   ------------
       Total revenue .........................................   $      3,115   $      4,441
                                                                 ============   ============

Operating  expenses ..........................................   $      2,849   $      4,373

         Servicing Fees. The principal components of servicing and subservicing fees are as follows:

                                                         For the three months
                                                           ended March 31,
                                                     ---------------------------
                                                         2006           2005
                                                     ------------   ------------
International servicing fees .....................   $      1,398   $      1,730
Domestic servicing fees ..........................            610          1,356
                                                     ------------   ------------
                                                     $      2,008   $      3,086
                                                     ============   ============

         The decline in international servicing fees in the first quarter of 2006 reflects the sale of our Japan operations in December 2005. The decline in domestic servicing fees in the first quarter of 2005 is primarily due to a decline in asset resolution fees.

         The following table sets forth information regarding commercial loans and real estate serviced for others:

                                     Loans                      Real Estate                      Total
                          ---------------------------   ---------------------------   ---------------------------
                             Amount         Count          Amount         Count          Amount         Count
                          ------------   ------------   ------------   ------------   ------------   ------------
March 31, 2006:
    Performing ........   $  2,054,530            297   $         --             --   $  2,054,530            297
    Non-performing ....        143,441            390         52,624             46        196,064            436
                          ------------   ------------   ------------   ------------   ------------   ------------
                          $  2,197,971            687   $     52,624             46   $  2,250,594            733
                          ============   ============   ============   ============   ============   ============

December 31, 2005:
    Performing ........   $  1,389,787            300   $         --             --   $  1,389,787            300
    Non-performing ....        193,635            274         56,719             69        250,354            343
                          ------------   ------------   ------------   ------------   ------------   ------------
                          $  1,583,422            574   $     56,719             69   $  1,640,141            643
                          ============   ============   ============   ============   ============   ============

         At March 31, 2006, our international offices serviced a total of 440 loans with an unpaid principal balance of $1,917,251. This compares to 272 loans with an unpaid principal balance of $1,269,796 serviced at December 31, 2005.

         Operating Expenses. The decline in operating expenses in the first quarter of 2006 is primarily due to the sale of our Japan operations in December 2005.

Ocwen Recovery Group

Comparative selected operations data is as follows:

                                                        For the three months
                                                           ended March 31,
                                                    ----------------------------
                                                        2006            2005
                                                    ------------    ------------
Pre-tax income (loss) ...........................   $       (350)   $        503
Revenue:
    Servicing fees:
      Third-party collections ...................   $      1,933    $      3,463
      Proprietary recoveries ....................            268             349
                                                    ------------    ------------
        Total revenue ...........................   $      2,201    $      3,812
                                                    ============    ============

Operating expenses ..............................   $      2,633    $      3,398

         The decline in revenue in the first quarter of 2006 reflects an ongoing shift in revenue from a maturing portfolio of proprietary assets to lower yielding third-party contracts. The decrease in operating expenses in the first quarter of 2006 is largely the result of ongoing process improvements, technology enhancements and a greater concentration of resources in India.

Residential Origination Services

Comparative selected balance sheet data is as follows:

                                                       March 31,    December 31,
                                                         2006           2005
                                                     ------------   ------------
Total assets ......................................  $    431,779   $    679,432
   Trading securities .............................        45,111         27,023
   Loans held for resale ..........................       364,924        624,671
   Receivables ....................................        13,525         18,497
Total liabilities .................................  $    293,094   $    538,226
   Lines of credit and other secured borrowings ...       285,844        530,569

         Trading Securities. During the first three months of 2006, trading securities increased by $18,088 primarily due to residual securities with a fair value of $18,732 at March 31, 2006 that were retained in connection with the first quarter loan securitization. In addition to providing various mortgage due diligence and loan origination services, our strategy in this business includes the targeted acquisition of residual securities, either directly or indirectly, through the purchase and subsequent securitization of loans.

         Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. The weighted average remaining life of these securities was 2.3 years at March 31, 2006.The anticipated effective yield to maturity as of March 31, 2006 based on the purchase price, actual cash flows received to date and the current estimate of future cash flows under the pricing assumptions at March 31, 2006 was 17.14%. The original anticipated effective yield to maturity based on the purchase price and anticipated future cash flows under pricing assumptions at the time of purchase was 18.09%. Differences in the March 31, 2006 anticipated yield to maturity from that originally anticipated are due to differences between estimated cash flows and actual cash flows. Each quarter, we update the assumptions used to estimate future cash flows based on the actual results to date. The primary assumptions include prepayment speeds, loss rates and the discount rate. The mortgages that underlie our residential trading unrated subprime subordinate and residual securities amounted to $782,577 at March 31, 2006 and are secured by properties located in 50 states, one U.S. territory and the UK. The largest aggregate value of mortgages in any one state, territory or foreign country is $132,748 in Florida.

         Loans Held for Resale. Loans held for resale represent single-family residential loans originated or acquired by our Residential Origination Services segment that we intend to sell or securitize. The $259,747 decline in loans held for resale during the first three months of 2006 is due to the securitization of loans with a carrying value of $428,168 at December 31, 2005, offset by the acquisition $158,455 of loans in preparation for a securitization transaction that closed in April 2006 and a $51,705 net increase related to our other loan refinancing, origination and sale programs. Loans held for resale are carried at the lower of cost or market value and were comprised of the following at March 31, 2006:

o Loans with a carrying value of $158,455, net of a market valuation reserve of $554, were acquired during the first quarter of 2006. These loans were securitized in a transaction that closed in April 2006.
o Loans with a carrying value of $11,144, net of a market valuation reserve of $3,206, were acquired as a part of a larger acquisition of loans in September 2005. These loans included non-performing loans at the time of acquisition. We completed a securitization in October 2005 involving the majority of the acquired loans. The remaining carrying value at March 31, 2006 includes $9,464 of non-performing loans.
o Loans with a carrying value of $51,635 were originated in connection with our origination services business.
o A balance of $17,195 represented loans that were originated in response to requests from Residential Servicing customers to refinance their mortgage. Only loans with sales commitments prior to closing are originated under this program. Of the loans outstanding at March 31, 2006, nearly all were sold in April 2006.
o Loans with a carrying value of $126,495, net of a market valuation reserve of $146, were held by consolidated VIEs. The majority of these loans were sold or securitized in April 2006.

         Receivables. The $4,972 decrease in receivables during the first quarter of 2006 is primarily due to the collection of principal and interest on loans held for resale, the balance of which has declined significantly since the end of the year.

         Lines of Credit and Other Secured Borrowings. The loans we acquired in the fourth quarter of 2005 were funded through a transaction involving the sale of loans under an agreement to repurchase, which we account for as a collateralized financing. The loans were securitized in the first quarter of 2006, and the outstanding balance was repaid. Lines of credit and other secured borrowings are as follows:

                                                                                                       Balance Outstanding at
                                                                                                  -------------------------------
                                                                            Unused Borrowing        March 31,       December 31,
      Borrowing Type              Interest Rate             Maturity            Capacity              2006              2005
--------------------------  -------------------------   ----------------      -------------       ------------     --------------
Repurchase agreement            1-Month LIBOR + 75       March 2006 (1)       $          --       $         --     $      459,400

Repurchase agreement -        Overnight LIBOR + 80 -
   consolidated VIE            110 basis points (2)        July 2006                 58,350             91,650                 --

Repurchase agreement          1-Month LIBOR + 50 bps     February 2007                  520              9,480                 --

Master loan and security      1-Month LIBOR + 55 or
agreement (3)                    355 basis points         October 2006               91,886              8,114                 --

Master loan and security
   agreement -                1-Month LIBOR + 55 or
   consolidated VIEs (4)         355 basis points         October 2006              223,400            176,600             71,169
                                                                              -------------       ------------     --------------
                                                                              $     374,156       $    285,844     $      530,569
                                                                              =============       ============     ==============

(1)  This agreement matured on March 31, 2006 and was not extended.
(2)  The interest rate on this agreement varies based on the type of loan sold.
     Overnight LIBOR was 4.90% at March 31, 2006.
(3) We entered into this agreement on October 11, 2005 and borrowings under this agreement will be secured by mortgage loans. We can borrow up to 100% of the principal balance of the mortgage loans or 98% of the market value of the loans whichever is lower. Borrowing up to 90% of the unpaid principal balance of the loans or 88.2% of the market value of the loans bears interest at LIBOR plus 55 basis points. Borrowing above this level bears interest at LIBOR plus 355 basis points.
(4)  Two consolidated VIEs entered into this agreement on October 11, 2005.
     Borrowings under this agreement are secured by mortgage loans. The consolidated VIEs can borrow up to 100% of the principal balance of the mortgage loans or 98% of the market value of the loans whichever is lower.
     Borrowing up to 90% of the unpaid principal balance of the loans or 88.2% of the market value of the loans bears interest at LIBOR plus 55 basis points. Borrowing above this level bears interest at LIBOR plus 355 basis points.

Comparative selected operations data is as follows:

                                                               For the three months
                                                                 ended March 31,
                                                          ----------------------------
                                                              2006            2005
                                                          ------------    ------------
Pre-tax income (loss) .................................   $      5,023    $      2,834
Revenue:
    Process management fees ...........................   $     14,488    $     12,269
    Other .............................................             86              (2)
                                                          ------------    ------------
      Total revenue ...................................   $     14,574    $     12,267
                                                          ============    ============
Operating expenses:
    Compensation and benefits .........................   $      7,265    $      2,674
    Servicing and origination .........................          6,954           4,962
    Technology and communications .....................          1,734           1,342
    Professional services .............................          2,333             142
    Occupancy and equipment ...........................            606             336
    Other .............................................          1,656           1,625
                                                          ------------    ------------
      Total operating expenses ........................   $     20,548    $     11,081
                                                          ============    ============
Other income (expense):
    Interest income:
      Subordinate and residual trading securities .....   $      2,789    $      3,455
      Loans held for resale ...........................         12,794               4
      Other ...........................................            115               1
                                                          ------------    ------------
       Total interest income ..........................         15,698           3,460
    Interest expense ..................................        (10,082)           (501)
    Gain (loss) on trading securities .................            135          (1,327)
    Gain (loss) on loans held for resale, net..........          2,216              --
    Other, net ........................................          3,030              16
                                                          ------------    ------------
      Total other income (expense) ....................   $     10,997    $      1,648
                                                          ============    ============

         Process Management Fees. The principal components of process management fees are:

                                                         For the three months
                                                           ended March 31,
                                                     ---------------------------
                                                         2006           2005
                                                     ------------   ------------
Property valuation fees ..........................   $      7,082   $      6,805
Mortgage due diligence fees ......................          2,770          1,813
Loan refinancing fees ............................          2,236          1,263
Other ............................................          2,400          2,388
                                                     ------------   ------------
                                                     $     14,488   $     12,269
                                                     ============   ============

         Other process management fees primarily includes title service and other fees earned from vendors in the REALTrans network.

         Operating Expenses. The increase in operating expenses in the first quarter of 2006 is in large part due to $3,683 of operating expenses of a VIE that we began consolidating as of the end of 2005. In addition, operating expenses associated with the mortgage fulfillment center and due diligence operation we acquired in December 2004 increased significantly in the first quarter of 2006 as compared to 2005 primarily as a result of increased staffing as we continue to build capacity in this business. Servicing and origination expenses for the first quarter of 2006 and 2005 include $4,325 and $4,054, respectively, of fees incurred in connection with the residential property valuation services that we provided. The $2,191 increase in professional services in the first quarter of 2006 is primarily due to underwriting fees and other direct costs incurred in connection with the securitization of loans.

         Interest Income. The increase in interest income in the first quarter of 2006 as compared to 2005 is largely due to an increase in the average balance of loans held for resale, primarily as a result of acquisitions during the fourth quarter of 2005 and the first quarter of 2006. The consolidation of a VIE as of the end of 2005 also contributed to the increase.

         Interest Expense. The increase in interest expense in the first quarter of 2006 as compared to 2005 reflects the additional funding requirements as a result of the increase in the average balance of loans held for resale. The increase is also partially attributed to the consolidation of a VIE as of the end of 2005.

         Gain (Loss) on Trading Securities The $135 of net gains in the first quarter of 2006 is primarily comprised of $964 of unrealized gains on the residual securities that were retained in connection with the securitization of loans in the first quarter of 2006 and $(847) of losses on unrated subprime residual securities backed by loans originated in the UK. The net loss of $(1,327) in the first quarter of 2005 represents unrealized losses on unrated subprime residual securities, including $(1,021) on the UK residual securities. A decline in cash flows from the UK securities has resulted in reduced interest income and a decline in fair value.

         Gain (Loss) on Loans Held for Resale, Net. The $2,216 gain includes a $3,105 gain in the first quarter of 2006 that represents the gain, before related expenses, on the securitization of loans with a carrying value of $428,168 at the time of sale. We acquired these loans during the fourth quarter of 2005. We determine the gain by allocating the carrying value of the loans between loans sold and the interests retained, based on their relative estimated fair values. The gain on sale that we report represents the difference between the cash proceeds from the sale and the cost allocated to the loans sold. In connection with this securitization, we retained the mortgage servicing rights and the residual securities. This gain was partially offset by charges of $889 to reduce loans held for resale to market value.

         Other, Net. Other income for the first quarter of 2006 includes $1,436 of net realized and unrealized gains (losses) related to Eurodollar interest rate futures contracts.

Business Process Outsourcing

Comparative selected operations data is as follows:

                                                        For the three months
                                                          ended March 31,
                                                   -----------------------------
                                                       2006             2005
                                                   ------------     ------------
Pre-tax income (loss) .........................    $        (12)    $         98
Process management fees .......................           2,723            2,586
Operating expenses ............................           2,725            2,455

         The increase in operating expenses in the first quarter of 2006 is primarily the result of increased compensation costs in preparation for new sales initiatives. We lost a significant business process outsourcing client early in 2006 due to a merger and the resulting consolidation of activities.

Corporate Items and Other

Comparative selected balance sheet data is as follows:

                                                       March 31,    December 31,
                                                         2006           2005
                                                     ------------   ------------
Total assets ....................................... $    328,548   $    382,513
   Cash ............................................      178,901        264,373
   Trading securities ..............................       34,096          4,939
   Receivables .....................................       25,110         21,891
   Premises and equipment, net .....................       36,454         37,227
   Other assets ....................................       52,970         52,985
Total liabilities .................................. $    207,737   $    214,894
   Lines of credit and other secured borrowings ....       14,587         14,661
   Debt securities .................................      150,329        154,329
   Other liabilities ...............................       42,821         45,904

         Trading Securities. The fair value of our trading securities in the Corporate Items and Other segment is as follows:

                                                       March 31,    December 31,
                                                         2006           2005
                                                     ------------   ------------
Investment grade securities:
    Commercial paper .............................   $     31,743   $         --
    Bonds and debentures .........................          1,472          1,685
                                                     ------------   ------------
                                                           33,215          1,685
Subordinates (commercial unrated) ................            881          3,254
                                                     ------------   ------------
                                                     $     34,096   $      4,939
                                                     ============   ============

         Receivables. Receivables in this segment consist of the following:

                                                                 March 31,    December 31,
                                                                   2006           2005
                                                               ------------   ------------
Amounts due from sales of affordable housing properties ....   $     13,334   $     13,160
Security deposits ..........................................          3,739          3,678
Other ......................................................          8,037          5,053
                                                               ------------   ------------
                                                               $     25,110   $     21,891
                                                               ============   ============

         Payments to be received in future years (through June 2014) from the sale of investments in affordable housing properties are net of unaccreted discounts of $1,356 and $1,530 and reserves for doubtful accounts of $6,243 and $6,150 at March 31, 2006 and December 31, 2005, respectively. We sold our one remaining affordable housing limited partnership investment during 2005.

         Other Assets. Other assets held by this segment are comprised of the following:

                                                       March 31,    December 31,
                                                         2006           2005
                                                     ------------   ------------
Deferred tax assets, net .........................   $     20,057   $     20,270
Interest earning collateral deposits .............         15,263         15,164
Deferred debt related costs ......................          4,034          4,349
Goodwill and intangibles .........................          5,435          5,435
Real estate ......................................          4,332          4,062
Prepaid expenses .................................          2,580          2,796
Loans ............................................            135            413
Other ............................................          1,134            496
                                                     ------------   ------------
                                                     $     52,970   $     52,985
                                                     ============   ============

         Deferred tax assets are net of a valuation allowance totaling $163,802 at both March 31, 2006 and December 31, 2005. Interest earning collateral deposits at both March 31, 2006 and December 31, 2005 include $8,912 of deposits that were required in order to obtain surety bonds for affordable housing properties that we sold before the end of the fifteen-year tax credit amortization period and on which we have previously claimed tax credits on our income tax returns. Interest earning collateral balances also include a $5,000 cash collateral account required under the Guaranty we entered into in connection with debanking.

         Lines of Credit and Other Secured Borrowings. Lines of credit and other secured borrowings in this segment represent a mortgage note collateralized by our loan servicing call center located in Orlando, Florida. This note has a fixed interest rate of 5.62% and matures in October 2014.

         Debt Securities. Debt securities in this segment consist of the following:

                                                                               March 31,    December 31,
                                                                                 2006           2005
                                                                             ------------   ------------
3.25% Contingent Convertible Senior Unsecured Notes due August 1, 2024 ...   $     96,900   $    100,900
10.875% Capital Securities due August 1, 2027 ............................         53,429         53,429
                                                                             ------------   ------------
                                                                             $    150,329   $    154,329
                                                                             ============   ============

         During the first quarter of 2006, we repurchased $4,000 of the Convertible Notes generating total gains of $25, net of the write-off of unamortized issuance costs.

         Other Liabilities. Other liabilities in this segment consist primarily of accruals for incentive compensation awards, audit fees, legal fees and settlements, interest on debt securities and other operating expenses. Other liabilities also include funds of third parties held on deposit by BOK.

Comparative selected operations data is as follows:

                                                       For the three months
                                                         ended March 31,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------
Pre-tax income (loss) ..........................   $     (1,336)   $     (3,467)
Revenue ........................................   $       (105)   $        (64)
Operating expenses .............................   $      2,717    $      1,986
Other income (expense), net:
    Interest income ............................   $      2,291    $      2,800
    Interest expense ...........................           (583)         (3,686)
    Loss on trading securities .................           (509)            (70)
    Other, net .................................            287            (461)
                                                   ------------    ------------
      Total other income (expense) .............   $      1,486    $     (1,417)
                                                   ============    ============

         Revenue. Revenues primarily represent the elimination of inter-segment servicing and subservicing revenues. The elimination of the related inter-segment servicing expense is included in operating expenses.

         Operating Expenses. Operating expenses for the three months ended March 31, 2006 and 2005 include $1,332 and $1,304, respectively, of expenses associated with business activities that are individually insignificant, primarily Affordable Housing, Commercial Assets and BOK.

         Interest Income. The decline in interest income in the first quarter of 2006 as compared to 2005 reflects a decline in cash, investment grade securities and other short-term investments after debanking, offset in part by an increase in interest income on a commercial unrated subordinate security arising out of a cash distribution in the first quarter of 2006.

         Interest Expense. The decline in interest expense in the first quarter of 2006 as compared to 2005 is partly due to a decline in interest expense on debt securities as a result of repurchases during the third and fourth quarters of 2005. Also, interest expense for the first quarter of 2005 included $1,720 on customer deposits prior to debanking. We retained a greater amount of interest expense in the Corporate Items and Other segment in the first quarter of 2005, reflecting the high cash balances we were holding in preparation of debanking.

         Loss on Trading Securities. The loss in the first quarter of 2006 is primarily due to a $492 unrealized loss on a commercial unrated subordinate security that reflects a decline in fair value as a result of a large cash distribution.

MINORITY INTEREST IN SUBSIDIARY

         Minority interest of $1,943 and $1,853 at March 31, 2006 and December 31, 2005, respectively, represents the investment by others in GSS. Merrill Lynch owns 30% of GSS.

STOCKHOLDER'S EQUITY

         Stockholders' equity amounted to $366,140 at March 31, 2006 as compared to $347,407 at December 31, 2005. The $18,733 increase in stockholders' equity during first quarter of 2006 was primarily due to net income of $16,533 and the issuance of 225,309 shares of common stock to employees as a result of the exercise of stock options and the vesting of stock awards.

         We did not purchase any shares of our own common stock during the three months ended March 31, 2006. A total of 5,568,900 shares may be purchased under a plan we announced on May 9, 2000 to repurchase up to 6,000,000 shares of our issued and outstanding common stock. Our ability to repurchase shares of our common stock is restricted under the terms of the Guaranty that we entered into with the OTS in connection with debanking.

INCOME TAX EXPENSE (BENEFIT)

         Income tax expense amounted to $4,925 and $550 for the three months ended March 31, 2006 and 2005, respectively. Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes, losses from consolidated VIES, changes in the valuation allowance, state taxes and low-income housing tax credits. Income tax expense reflects tax credits earned of $15 and $367 for the first quarter of 2006 and 2005, respectively. Although we have substantial unused tax credits available to reduce the liability arising from income taxes on our current year income, tax credits can be used to reduce federal income tax expense only to the corporate alternative minimum tax rate of 20% of taxable income. Our effective tax rate in the first quarter of 2006 was 23% as compared to 19% for the first quarter of 2005. The increase in the effective tax rate is due to: 1) the losses from consolidated VIEs which reduce pre-tax income, but which are not included in our consolidated income tax return; 2) a projected decrease in the proportion of foreign income with an indefinite deferral from U.S. taxation; and 3) an increase in state taxes because our net operating loss carry forward has been fully utilized. These factors were partly offset by a decrease in taxes paid to foreign countries. We estimate our effective tax rate based on projected full-year results, and we revise the estimate quarterly during the year.

         We maintain a valuation allowance in an amount sufficient to reduce our deferred tax asset to the amount that is more likely than not to be realized. The valuation allowance amounted to $163,802 at both March 31, 2006 and December 31, 2005. The amount of the valuation allowance was based on consideration of all available evidence, both positive and negative, including our recent earnings history, current tax position and estimates of future taxable income. The tax character (ordinary versus capital) and the carry forward and carry back periods of certain tax attributes (e.g., capital losses and tax credits) were also considered. We assess the amount of our valuation allowance each quarter, and in light of our recent positive earnings history changes to the valuation allowance may be appropriate in 2006.

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

Liquidity

         Our primary sources of funds for liquidity are:


       o   Lines of credit and other secured borrowings    o   Servicing fees
       o   Match funded liabilities                        o   Payments received on trading securities
       o   Debt securities

         We closely monitor our liquidity position and ongoing funding requirements. At March 31, 2006, we had $182,282 of unrestricted cash, which represented 12% of total assets. We also had $33,215 of investment grade securities at March 31, 2006. Under certain of our credit facilities, we are required to maintain minimum liquidity levels. Among the risks and challenges associated with our funding activities are the following:

o Cash requirements to fund our acquisition of additional servicing rights and related advances and to fund existing operations and growth in other core business lines.
o The maturity of existing lines of credit and other secured borrowings at various dates through October 2006, subject to the renewals of these agreements. We had an aggregate balance of $381,318 outstanding under these agreements at March 31, 2006.

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

         Our ability to expand our Residential Servicing business depends in part on our ability to obtain additional financing to purchase new servicing rights and to fund servicing advances. We currently use a variety of sources of debt to finance these assets, including match funded agreements, credit facilities and seller financing. Our credit facilities provide funds to us in amounts that are less than the full value of the related servicing assets that serve as collateral for the credit facilities. If we cannot replace or renew these sources as they mature or obtain additional sources of financing, we may be unable to acquire new servicing rights or make the associated advances. Credit facilities directly related to our Residential Servicing business are summarized as follows:

    o Under a match funding agreement that we entered into on December 20, 2001, we are eligible to sell advances on loans serviced for others up to a maximum debt balance of $125,000 at any one time. At March 31, 2006, we had $100,098 of match funded liabilities outstanding under this facility, which will mature in January 2007.
    o We have a $140,000 secured credit agreement that may be used to fund servicing advances and acquisitions of servicing rights. At March 31, 2006, we had a balance outstanding under this agreement of $104,954. The agreement matures in June 2006.
    o Under a match funding agreement we entered into on November 17, 2004, we are eligible to sell advances on loans serviced for others up to a maximum outstanding balance of $275,000. As of March 31, 2006, the balance outstanding under this agreement was $222,659. The two term notes of $100,000 and $75,000 under this facility have stated maturities of October 2013 and March 2014, respectively. The variable funding note has a maximum amount of $100,000 and a stated maturity of November 2010.

         In connection with our Residential Origination Services segment, we have available a warehouse line of credit of $500,000, including $400,000 associated with two consolidated VIEs. We had $184,714 of borrowings outstanding under this line, which expires in October 2006. We also had $250,000 available through a loan repurchase agreement that expires July 2006 and under which we had borrowed $91,650 at March 31, 2006. Under a securities repurchase agreement that expires February 2007, we had borrowed $9,480 of the $10,000 that was available.

         We believe that our existing sources of liquidity, including internally generated funds, will be adequate to fund planned activities, although there can be no assurances in this regard. At March 31, 2006, we had $486,445 of unused borrowing capacity under existing credit agreements, including $281,750 that is available to consolidated VIEs. We continue to evaluate other sources of liquidity, such as debt securities, lines of credit from unaffiliated parties, match funded debt and other secured borrowings.

         Our operating activities provided $203,327 and $18,053 of cash flows during the three months ended March 31, 2006 and 2005, respectively. The increase in net cash flows provided by operating activities primarily reflects a significant decline in loans held for resale during the first quarter of 2006. During the first quarter of 2006 and 2005, proceeds from sales of loans held for resale exceeded purchases and originations during the quarter by $261,566 and $1,550, respectively. The net cash flows from loans held for resale in the first quarter of 2006 was partially offset by an $80,804 decline in the amount of borrower payments held by us prior to their transfer to collection accounts.

         Our investing activities used cash flows totaling $22,988, and $30,093 during the three months ended March 31, 2006 and 2005, respectively. The decline in net cash flows used by investing activities in the first quarter of 2006 is largely the result of a decline in purchases of mortgage servicing rights.

         Our financing activities used cash flows of $266,137 and $59,867 during the three months ended March 31, 2006 and 2005, respectively. Cash flows used by financing activities were greater in the first quarter of 2006 principally because of a net decrease in collateralized borrowing agreements used to finance loans held for resale during the quarter. Net repayments of lines of credit and other secured borrowings amounted to $246,733 during the first quarter of 2006. Collateralized borrowings provided net cash flows of $40,477 during the first quarter of 2005 primarily because of increased borrowing under a senior credit agreement secured by servicing rights and advances. Cash flows used by financing activities during the first quarter of 2005 included $78,495 used to repay maturing customer deposits prior to debanking on June 30, 2005.

Commitments

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

Off-Balance Sheet Risks

         As of March 31, 2006 we had outstanding commitments to fund mortgage loans of $44,381 and outstanding commitments to sell $17,195 of our loans held for resale.

         In addition to commitments to extend credit, we are party to various off-balance sheet financial instruments in the normal course of our business to manage our interest rate risk and foreign currency exchange rate risk. We have also committed to fund operating cash deficits of certain affordable housing properties that we have sold.

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

RECENT ACCOUNTING DEVELOPMENTS

         During the first quarter of 2006, we adopted SFAS No. 123(R), "Share-Based Payment", however it did not have a material effect on our consolidated financial statements. For additional information regarding recent accounting pronouncements, see Note 2 to the Interim Consolidated Financial Statements.

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

         The primary risk associated with mortgage servicing rights is that they will lose a portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates or because of higher than anticipated delinquency rates occasioned by deteriorating credit conditions. Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of mortgage servicing rights. As of March 31, 2006, the carrying value and fair value of our mortgage servicing rights was $146,993 and $197,731, respectively.

         Our Residential Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and mortgage servicing rights. At March 31, 2006, we had servicing advances of $592,446 consisting of advances on loans serviced for others of $234,618 and match funded advances on loans serviced for others of $357,828.

         We are also exposed to interest rate risk because earnings on float balances are affected by short-term interest rates. These float balances, which are not included in our financial statements, amounted to $863,025 at March 31, 2006. We report these earnings as a component of servicing and subservicing fees.

         At March 31, 2006, the combined balance of our match funded liabilities, debt securities, lines of credit and other secured borrowings totaled $878,471. Of this amount $713,555 was variable rate debt, for which debt service costs are sensitive to changes in interest rates, and $164,916 was fixed rate debt.

         Our balance sheet at March 31, 2006 included interest-earning assets totaling $494,574, including $364,924 of loans held for resale. During April 2006, the majority of the loans held for resale were securitized or sold.

Impact of Changes in Interest Rates on the Net Value of Interest Rate-Sensitive Financial Instruments

         We perform an interest rate sensitivity analysis of our mortgage servicing rights portfolio every quarter. We currently estimate that the fair value of the portfolio increases or decreases by approximately 3% for every 50 basis point (bp) increase or decrease in interest rates. This sensitivity analysis is limited in that it was performed at a particular point in time; only contemplates certain movements in interest rates; does not incorporate changes in interest rate volatility; is subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and does not incorporate other factors that would impact our overall financial performance in such scenarios. Mortgage servicing rights are carried at the lower of amortized cost or fair value by strata. To the extent that fair value were to decline below amortized cost, we would record an impairment charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings. For these reasons, this estimate should not be viewed as an earnings forecast.

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

         We have entered into foreign currency futures to hedge our net investment in the foreign subsidiary that owns our UK subprime residual securities. The notional amount of these futures was (pound)13,438 ($23,343) at March 31, 2006. Our principal exposure to foreign currency exchange rates exists with the British Pound versus the U.S. dollar. Our operations in India and the foreign operations of GSS also expose us to foreign currency exchange rate risk. However, this risk is insignificant.

ITEM 4. CONTROLS AND PROCEDURES

         Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act) as of March 31, 2006. Based on this evaluation, our chief executive officer and principal financial officer concluded that, as of March 31, 2006 our disclosure controls and procedures (1) were designed to ensure that material information relating to Ocwen Financial Corporation, including its consolidated subsidiaries, is made known to our chief executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively, in that they provide reasonable assurance that information required to be disclosed by Ocwen Financial Corporation in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         No change in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         See "Note 7 Commitments and Contingencies" of Ocwen Financial Corporation's Interim Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

         See discussion of risk factors on page 15 of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  EXHIBITS.

(3) Exhibits. (Exhibits marked with a " * " denote management contracts or compensatory plans or agreements)

          2.1     Agreement of Merger dated as of July 25, 1999 among Ocwen
                  Financial Corporation, Ocwen Asset Investment Corp. and Ocwen
                  Acquisition Company (1)
          3.1     Amended and Restated Articles of Incorporation (2)
          3.2     Amended and Restated Bylaws (3)
          4.0     Form of Certificate of Common Stock (2)
          4.1     Certificate of Trust of Ocwen Capital Trust I (4)
          4.2     Amended and Restated Declaration of Trust of Ocwen Capital
                  Trust I (4)
          4.3     Form of Capital Security of Ocwen Capital Trust I (included in
                  Exhibit 4.4) (4)
          4.4     Form of Indenture relating to 10.875% Junior Subordinated
                  Debentures due 2027 of OCN (4)
          4.5     Form of 10.875% Junior Subordinated Debentures due 2027 of OCN
                  (included in Exhibit 4.6) (4)
          4.6     Form of Guarantee of OCN relating to the Capital Securities of
                  Ocwen Capital Trust I (4)
          4.7     Registration Rights Agreement dated as of July 28, 2004,
                  between OCN and Jeffries & Company Inc. (5)
          4.8     Indenture dated as of July 28, 2004, between OCN and the Bank of New York Trust Company, N.A., as trustee (5)
         10.1*    Ocwen Financial Corporation 1996 Stock Plan for Directors, as
                  amended (6)
         10.2*    Ocwen Financial Corporation 1998 Annual Incentive Plan (7)
         10.3     Compensation and Indemnification Agreement, dated as of May 6,
                  1999, between OAC and the independent committee of the Board of Directors (8)
         10.4     Indemnity agreement, dated August 24, 1999, among OCN and
                  OAC's directors (9)
         10.5*    Amended Ocwen Financial Corporation 1991 Non-Qualified Stock
                  Option Plan, dated October 26, 1999 (9)
         10.6     First Amendment to Agreement, dated March 30, 2000 between HCT
                  Investments, Inc. and OAIC Partnership I, LP (9)
         10.7*    Ocwen Financial Corporation Deferral Plan for Directors, dated
                  March 7, 2005 (10)
         10.8     Collateral Trust Agreement, dated June 28, 2005, between OCN and the Bank of New York Trust Company, N.A. (11)
         10.9     Guaranty, dated June 28, 2005, from OCN to the Guaranteed
                  Parties (11)

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



                                   OCWEN FINANCIAL CORPORATION

                                   By: /s/ ROBERT J. LEIST, JR.
                                       -----------------------------------------
                                   Robert J. Leist, Jr., Senior Vice President & Principal Financial Officer
                                   (On behalf of the Registrant and as its
                                     principal financial officer)

Date:    May 10, 2006