Form 10-Q
period 2006-06-30
OCWEN FINANCIAL CORP
filed 2006-08-09
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Common Stock, $0.01 par value, outstanding as of August 3, 2006: 62,430,116 shares.

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q



                                      INDEX

================================================================================

PART I - FINANCIAL INFORMATION                                                                                           Page
                                                                                                                         ----

Item 1.  Interim Consolidated Financial Statements (Unaudited)..........................................................  3

         Consolidated Balance Sheet at June 30, 2006 and December 31, 2005..............................................  3

         Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005 ...............  4

         Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2006 and 2005......  5

         Consolidated Statement of Changes in Stockholders' Equity for the Six Months Ended June 30, 2006...............  6

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005..........................  7

         Notes to Consolidated Financial Statements.....................................................................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........................  17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................................  35

Item 4.  Controls and Procedures........................................................................................  36

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................................  36

Item 1A. Risk Factors...................................................................................................  36

Item 4.  Submission of Matters to a Vote of Security Holders............................................................  36

Item 6.  Exhibits.......................................................................................................  37

Signatures .............................................................................................................  38

                                      PART I - FINANCIAL INFORMATION
                             ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

                               OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands, except share data)

                                                                                 June 30,     December 31,
                                                                                   2006           2005
                                                                               ------------   ------------
Assets
     Cash ..................................................................   $    193,129   $    269,611
     Trading securities, at fair value
          Investment grade .................................................        202,444          1,685
          Subordinates and residuals .......................................         57,421         30,277
     Loans held for resale, at lower of cost or market value ...............        114,485        624,671
     Advances ..............................................................        263,963        219,716
     Match funded advances .................................................        351,593        377,105
     Mortgage servicing rights .............................................        151,501        148,663
     Receivables ...........................................................         60,738         68,266
     Deferred tax assets, net ..............................................        171,300         20,270
     Premises and equipment, net ...........................................         37,446         40,108
     Other assets ..........................................................         55,655         53,761
                                                                               ------------   ------------
          Total assets .....................................................   $  1,659,675   $  1,854,133
                                                                               ============   ============

Liabilities and Stockholders' Equity
     Liabilities
          Match funded liabilities .........................................   $    313,963   $    339,292
          Servicer liabilities .............................................        395,936        298,892
          Lines of credit and other secured borrowings .....................        187,835        626,448
          Debt securities ..................................................        150,329        154,329
          Other liabilities ................................................         93,283         85,912
                                                                               ------------   ------------
               Total liabilities ...........................................      1,141,346      1,504,873
                                                                               ------------   ------------

     Minority interest in subsidiaries .....................................          1,892          1,853

     Commitments and Contingencies (Note 9)

     Stockholders' Equity
          Common stock, $.01 par value; 200,000,000 shares authorized;
               62,429,907 and 63,133,471 shares issued and outstanding at
               June 30, 2006 and December 31, 2005, respectively ...........            624            631
          Additional paid-in capital .......................................        176,320        184,262
          Retained earnings ................................................        338,817        163,198
          Accumulated other comprehensive income (loss), net of taxes ......            676           (684)
                                                                               ------------   ------------
          Total stockholders' equity .......................................        516,437        347,407
                                                                               ------------   ------------
               Total liabilities and stockholders' equity ..................   $  1,659,675   $  1,854,133
                                                                               ============   ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                   OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Dollars in thousands, except share data)

                                                             Three months                     Six months
                                                     ----------------------------    ----------------------------
For the periods ended June 30,                           2006            2005            2006            2005
--------------------------------------------------   ------------    ------------    ------------    ------------
Revenue
     Servicing and subservicing fees .............   $     82,772    $     71,651    $    162,857    $    144,031
     Process management fees .....................         18,837          17,454          38,149          34,406
     Other revenues ..............................          3,527           2,910           6,580           5,066
                                                     ------------    ------------    ------------    ------------
          Total revenue ..........................        105,136          92,015         207,586         183,503
                                                     ------------    ------------    ------------    ------------

Operating expenses
     Compensation and benefits ...................         22,006          24,355          47,707          48,727
     Amortization of servicing rights ............         27,663          24,930          53,952          50,045
     Servicing and origination ...................         12,707          15,148          25,904          29,181
     Technology and communications ...............          6,034           7,862          12,673          15,261
     Professional services .......................          7,620           5,715          15,399          10,733
     Occupancy and equipment .....................          4,823           4,571           9,799           8,813
     Other operating expenses ....................          3,561           3,468           6,294           7,978
                                                     ------------    ------------    ------------    ------------
          Total operating expenses ...............         84,414          86,049         171,728         170,738
                                                     ------------    ------------    ------------    ------------

Other income (expense)
     Interest income .............................          6,298           6,764          24,411          13,096
     Interest expense ............................        (10,062)         (9,072)        (27,316)        (17,512)
     Gain (loss) on trading securities ...........          1,701          (1,269)          1,327          (2,667)
     Loss on loans held for resale, net ..........         (3,437)             --          (1,221)             --
     Other, net ..................................          2,172           2,784           5,793           2,428
                                                     ------------    ------------    ------------    ------------
          Other income (expense), net ............         (3,328)           (793)          2,994          (4,655)
                                                     ------------    ------------    ------------    ------------

Income before income taxes .......................         17,394           5,173          38,852           8,110
Income tax expense (benefit) .....................       (141,692)          2,265        (136,767)          2,815
                                                     ------------    ------------    ------------    ------------
     Net income ..................................   $    159,086    $      2,908    $    175,619    $      5,295
                                                     ============    ============    ============    ============

Earnings per share
   Basic .........................................   $       2.53    $       0.05    $       2.79    $       0.08
    Diluted ......................................   $       2.23    $       0.05    $       2.47    $       0.08

Weighted average common shares outstanding
   Basic .........................................     62,821,428      62,809,286      63,033,454      62,776,469
   Diluted .......................................     71,767,873      63,709,246      71,876,666      63,864,247

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                            OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                       (Dollars in thousands)

                                                                                Three months                    Six months
                                                                         ---------------------------    ---------------------------
For the periods ended June 30,                                               2006           2005            2006           2005
----------------------------------------------------------------------   ------------   ------------    ------------   ------------
Net income ...........................................................   $    159,086   $      2,908    $    175,619   $      5,295

Other comprehensive income (loss), net of taxes:

     Change in unrealized foreign currency translation adjustment
          arising during the period (1) ..............................            996           (541)          1,360           (239)
                                                                         ------------   ------------    ------------   ------------
Comprehensive income .................................................   $    160,082   $      2,367    $    176,979   $      5,056
                                                                         ============   ============    ============   ============

(1) Net of tax benefit (expense) of $(585) and $305 for the three months and of $(799) and $127 for the six months ended June 30, 2006 and 2005, respectively.

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                           OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                              FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                                      (Dollars in thousands)


                                                                                                      Accumulated
                                                                                                         Other
                                                  Common Stock            Additional                 Comprehensive
                                           ---------------------------     Paid-in        Retained   Income (Loss),
                                              Shares         Amount        Capital        Earnings    Net of Taxes       Total
                                           ------------   ------------   ------------   ------------  ------------   ------------
Balance at December 31, 2005 ...........     63,133,471   $        631   $    184,262   $    163,198  $       (684)  $    347,407
Net income .............................             --             --             --        175,619            --        175,619
Issuance of common stock awards to
   employees ...........................         77,011              1            660             --            --            661
Exercise of common stock options .......        217,096              2          1,141             --            --          1,143
Repurchase of common stock .............     (1,000,000)           (10)       (10,990)            --            --        (11,000)
Purchase of fractional shares in
   connection with a reverse/forward
   stock split .........................         (1,259)            --            (14)            --            --            (14)
Excess tax benefits related to share-
   based awards ........................             --             --            422             --            --            422
Employee compensation -
   Share-based awards ..................             --             --            819             --            --            819
Director's compensation - Common
   stock ...............................          3,588             --             20             --            --             20
Other comprehensive income,
   net of taxes ........................             --             --             --             --         1,360          1,360
                                           ------------   ------------   ------------   ------------  ------------   ------------
Balance at June 30, 2006 ...............     62,429,907   $        624   $    176,320   $    338,817  $        676   $    516,437
                                           ============   ============   ============   ============  ============   ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                           OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Dollars in thousands)

For the six months ended June 30,                                                                       2006            2005
-------------------------------------------------------------------------------------------------   ------------    ------------
Cash flows from operating activities
Net income ......................................................................................   $    175,619    $      5,295
Adjustments to reconcile net income to net cash provided (used) by operating activities
     Net cash provided (used) by trading activities .............................................       (116,354)         73,872
     Purchases of loans held for resale .........................................................       (191,425)             --
     Originations of loans held for resale ......................................................       (397,707)        (77,309)
     Principal payments received on loans held for resale .......................................         48,630              --
     Proceeds from sales and securitizations of loans held for resale ...........................      1,048,027          71,030
     Premium amortization (discount accretion) on securities, net ...............................         (3,360)            384
     Amortization of servicing rights ...........................................................         53,952          50,045
     Depreciation and other amortization ........................................................          6,785           6,578
     Provision for bad debts ....................................................................          1,242           3,032
     Loss (gain) on trading securities ..........................................................         (1,327)          2,667
     Gain on sale of deposits ...................................................................             --          (1,750)
     Loss on loans held for resale, net .........................................................          1,221              --
     Gain on sale of real estate ................................................................         (1,342)            (48)
     Reversal of valuation allowance on deferred tax asset ......................................       (145,211)           (843)
     Excess tax benefits from the exercise of stock options .....................................           (422)             --
     Decrease (increase) in advances and match funded advances ..................................        (18,735)         (1,704)
     Decrease (increase) in deferred tax asset other than reversal of valuation allowance .......         (5,818)          1,951
     Decrease (increase) in receivables and other assets, net ...................................          5,633          (8,291)
     Increase in servicer liabilities ...........................................................         17,385          19,103
     Increase in other liabilities, net .........................................................          4,027           5,884
     Other ......................................................................................           (428)          2,806
                                                                                                    ------------    ------------
Net cash provided by operating activities .......................................................        480,392         152,702
                                                                                                    ------------    ------------

Cash flows from investing activities
     Principal payments received on match funded loans ..........................................             --             499
     Purchase of mortgage servicing rights ......................................................        (52,706)        (50,969)
     Principal payments received on loans .......................................................              3             461
     Purchases, originations and funded commitments on loans ....................................             --            (219)
     Additions to premises and equipment ........................................................         (2,215)         (6,828)
     Proceeds from the sale of real estate ......................................................          2,005              --
     Proceeds from the sale of a subsidiary .....................................................             --           4,337
     Net cash from consolidated VIE .............................................................            247              --
                                                                                                    ------------    ------------
Net cash used by investing activities ...........................................................        (52,666)        (52,719)
                                                                                                    ------------    ------------

Cash flows from financing activities
     Decrease in deposits and escrow deposits ...................................................             --        (210,850)
     Sale of deposits ...........................................................................             --        (165,741)
     Premium received on sale of deposits .......................................................             --           1,500
     Proceeds from (repayments of) lines of credit and other secured borrowings, net ............       (465,296)          1,913
     Proceeds from (repayments of) match funded liabilities, net ................................        (25,329)         40,495
     Repayment of debt securities ...............................................................         (3,865)             --
     Excess tax benefits from the exercise of stock options .....................................            422              --
     Repurchase of common stock .................................................................        (11,014)             --
     Exercise of common stock options ...........................................................            874              42
                                                                                                    ------------    ------------
Net cash used by financing activities ...........................................................       (504,208)       (332,641)
                                                                                                    ------------    ------------

Net decrease in cash ............................................................................        (76,482)       (232,658)
Cash at beginning of period .....................................................................        269,611         542,891
                                                                                                    ------------    ------------
Cash at end of period ...........................................................................   $    193,129    $    310,233
                                                                                                    ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                    (Dollars in thousands, except share data)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

         Ocwen Financial Corporation ("OCN"), through its subsidiaries, is engaged in business activities related to residential and commercial servicing, consumer unsecured debt collections, loan origination services and business process outsourcing. At June 30, 2006, OCN owned all of the outstanding stock of its primary subsidiaries: Ocwen Loan Servicing, LLC ("OLS"), Investors Mortgage Insurance Holding Company and Ocwen Financial Solutions, Private Limited ("India"). Effective June 30, 2005, Ocwen Federal Bank FSB (the "Bank"), a wholly owned subsidiary, voluntarily terminated its status as a federal savings bank and dissolved, a process we referred to as "debanking".

Basis of presentation

         The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission ("SEC") to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2006. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

         Prior to debanking, our consolidated financial statements followed the presentation requirements of Regulation S-X, Article 9, Bank Holding Companies. As a result of debanking, effective December 31, 2005, we revised the presentation of our consolidated financial statements to better align our presentation with the growth and significance of loan servicing and loan origination and outsourcing services, our principal businesses. The principal change in our consolidated financial statements for the periods presented as compared to the presentation in prior periods is in the format of our consolidated statement of operations. In adopting the new format for our consolidated statement of operations, we have made a number of reclassifications of expenses. The most significant of these reclassifications has been to report as operating expenses amounts that were netted against the revenues that were previously reported as servicing and related fees. These expenses are directly related to the generation of revenues and are reported in our consolidated statement of operations as amortization of servicing rights and as components of servicing and origination. Servicing and origination includes expenses of $9,144 and $17,787 for the three and six months ended June 30, 2005, respectively, that had previously been netted against revenues reported in servicing and other fees. Similarly, expenses previously included in loan expenses on the consolidated statement of operations are also principally reported as components of servicing and origination expense.

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

Principles of Consolidation

         We evaluate special purpose entities first for classification as a "qualifying special purpose entity" ("QSPE") as specified by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Where we determine that a special purpose entity is classified as a QSPE, it is excluded from our consolidated financial statements. Where we determine that a special purpose entity is not classified as a QSPE, it is further evaluated for classification as a variable interest entity ("VIE") as specified by FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised. When a special purpose entity meets the definition of a VIE, and OCN is identified as the primary beneficiary of the entity, it is included in our consolidated financial statements. The most significant of the VIEs identified during the reported periods is engaged in the origination, acquisition and subsequent securitization or sale of subprime single family residential loans. During the second quarter of 2006, our voting interest in this consolidated VIE exceeded 50%, and we now treat it as a majority-owned subsidiary. The creditors of the remaining VIEs have no recourse against OCN.

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

         Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), using the modified prospective method. Accordingly, results for prior periods have not been restated. Compensation and benefits expense for the six months ended June 30, 2006 includes $530 ($345 after tax) related to stock options. As a result of adopting FAS 123(R), incremental compensation expense related to stock options for the six months ended June 30, 2006 was $248 ($161 after tax).

         There were no new option grants during the six months ended June 30, 2006, however, 217,096 stock options were exercised and 35,459 were forfeited during that period. At June 30, 2006, a total of 3,977,919 stock options were outstanding, of which 3,152,235 were exercisable. Cash received from the exercise of stock options during the six months ended June 30, 2006 was $874. Financing cash inflows for that same period include $422 of tax benefits arising from related tax deductions that reduce the amount of income taxes that would otherwise be payable. The total intrinsic value of stock options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, was $1,362 for the six months ended June 30, 2006. As of June 30, 2006, unrecognized compensation costs related to non-vested stock options amounted to $2,379, which will be recognized over a weighted-average remaining requisite service period of approximately 2.7 years.

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

         A prospective application of SFAS 156 is required as of the beginning of an entity's first fiscal year that begins after September 15, 2006. As of June 30, 2006, the estimated fair value of our mortgage servicing rights was $222,479 as compared to a carrying value of $151,501. These amounts include $2,003 of commercial mortgage servicing rights that were acquired on June 20, 2006. The fair market value of these servicing rights approximates carrying value at June 30, 2006.

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

         The following is a reconciliation of the calculation of basic EPS to diluted EPS for the periods ended June 30:

                                                                            Three months                  Six months
                                                                    ---------------------------   ---------------------------
                                                                        2006           2005           2006           2005
                                                                    ------------   ------------   ------------   ------------
Basic EPS:
----------
Net income ......................................................   $    159,086   $      2,908   $    175,619   $      5,295
                                                                    ============   ============   ============   ============

Weighted average shares of common stock .........................     62,821,428     62,809,286     63,033,454     62,776,469
                                                                    ============   ============   ============   ============

Basic EPS .......................................................   $       2.53   $       0.05   $       2.79   $       0.08
                                                                    ============   ============   ============   ============

Diluted EPS:
------------
Net income ......................................................   $    159,086   $      2,908   $    175,619   $      5,295
Interest expense on Convertible Notes, net of income tax (1) ....            779             --          1,572             --
                                                                    ------------   ------------   ------------   ------------
Adjusted net income .............................................   $    159,865   $      2,908   $    177,191   $      5,295
                                                                    ============   ============   ============   ============

Weighted average shares of common stock .........................     62,821,428     62,809,286     63,033,454     62,776,469
Effect of dilutive elements:
   Convertible Notes (1) ........................................      7,962,205             --      7,962,205             --
   Stock options (2) ............................................        913,125        798,015        817,563        856,606
   Common stock awards ..........................................         71,115        101,945         63,444        231,172
                                                                    ------------   ------------   ------------   ------------
Dilutive weighted average shares of common stock ................     71,767,873     63,709,246     71,876,666     63,864,247
                                                                    ============   ============   ============   ============

Diluted EPS .....................................................   $       2.23   $       0.05   $       2.47   $       0.08
                                                                    ============   ============   ============   ============

(1) The effect of our Convertible Notes on diluted EPS is computed using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, are added back to net income. Conversion of the Convertible Notes into shares of common stock has not been assumed for purposes of computing diluted EPS for the three and six months ended June 30, 2005 because the effect would be anti-dilutive. The effect is anti-dilutive whenever interest expense on the Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS.

(2) Excludes an average of 1,085,903 and 1,629,171 of options that were anti-dilutive for the second quarter of 2006 and 2005, respectively, because their exercise price was greater than the average market price of our stock. Year to date, an average of 1,301,693 and 1,630,605 options were anti-dilutive for 2006 and 2005, respectively.

         At OCN's Annual Meeting on May 4, 2006, the shareholders approved a proposal to amend OCN's Articles of Incorporation to effect a 1-for-10 reverse stock split, followed immediately by a 10-for-1 forward stock split (the "Reverse/Forward Split"). We completed the Reverse/Forward Split on May 12, 2006 (the "Effective Date").

         As a result of the Reverse/Forward Split, accounts with less than ten shares of common stock were converted on the Effective Date into the right to receive a cash payment for each share held equal in value to the average official closing price of the common stock on The New York Stock Exchange over the ten trading days immediately preceding the Effective Date. A total of 1,259 shares have been retired to date at a cost of $11.29 per share. Ultimately, a total of 2,385 shares held by 1,127 shareholders will be retired. All shareholder accounts holding ten shares or more were unaffected, and the total number of shares held by such accounts did not change. The Reverse/Forward Split had an insignificant effect on EPS.

NOTE 4   DERIVATIVE FINANCIAL INSTRUMENTS

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

Foreign Currency Exchange Rate Risk Management

         Our primary exposure to foreign currency exchange rates relates to the British Pound versus the U.S. Dollar. We entered into foreign currency futures contracts to hedge our net investment in a foreign subsidiary that owns residual securities backed by subprime residential loans originated in the United Kingdom ("UK"). Currency futures are commitments to either purchase or sell foreign currency at a future date for a specified price. Our policy is to periodically adjust the amount of foreign currency derivative contracts we have entered into in response to changes in both our recorded investment in the subsidiary and to changes in our assets denominated in a foreign currency.

         We have determined that the local currency of our investment in UK residuals is the functional currency. The foreign currency derivative financial instrument related to our investment in the UK residuals was designated as a hedge. Accordingly, for this instrument we include the gains or losses in the net unrealized foreign currency translation in accumulated other comprehensive income in stockholders' equity.

         The following table sets forth the terms and values of the British Pound foreign currency futures at the dates indicated:

                                                    Position       Maturity       Notional Amount      Strike Rate     Fair Value
                                                   ----------     ----------     -----------------    -------------  -------------
June 30, 2006:
--------------
British Pound currency futures (1) ..........         Short       Sept. 2006      (pound)  12,875     $    1.8421     $      (112)
                                                                                                                      ===========

December 31, 2005:
------------------
British Pound currency futures (1) ..........         Short       March 2006      (pound)  13,438     $    1.7692     $       726
                                                                                                                      ===========

(1) The U.S. Dollar equivalent notional amount of the British Pound currency futures was $23,796 and $23,148 at June 30, 2006 and December 31, 2005, respectively.

         Beginning in the second quarter of 2005, Bankhaus Oswald Kruber GmbH & Co. KG ("BOK"), entered into Euro foreign exchange forward ("FX Forward") contracts in order to hedge its investment in U.S. dollar-denominated servicing advances that it acquired from OLS. The remaining advances were repurchased by OLS in the second quarter of 2006. The following table sets forth the terms and value of the foreign exchange forward contracts at the dates indicated:

                                                 Notional Amount
                                        ----------------------------------         Contract
          Maturity                          Sell                 Buy                 Rate                Fair Value
-----------------------------------     -------------     ----------------     -------------------     --------------
June 30, 2006:
--------------
               August 2006               $    3,000        (euro)   2,440       1.2291 to 1.22304       $       110

December 31, 2005:
------------------
          April to August 2006           $    7,464        (euro)   6,111       1.1854 to 1.2590        $      (189)

         The fair value of our FX Forward contracts represents the estimated amount that we would receive or pay to terminate these agreements taking into account current interest rates. Since the FX Forward contracts were not designated as hedges, changes in the fair value of the contracts and gains and losses from these instruments are included in earnings in the period in which they occur, and we report them as a component of other income (expense), net. The net realized and unrealized gains included in earnings to record these contracts at fair value were $311 during the second quarter of 2006 and $464 for the six months ended June 30, 2006.

Interest Rate Risk Management

         In connection with our Residential Origination Services business, we acquire certain mortgage loan portfolios with the intention of selling or securitizing them within a short period of time. Since the value of the mortgage loans is subject to interest rate risk prior to being sold or securitized, we have sold short a series of three-month Eurodollar interest rate futures contracts to hedge the exposure to interest rate risk represented by our loans held for resale. Our policy is to adjust the amount of Eurodollar futures contracts that we sell short to accommodate changes in the amount of our mortgage loans held for resale. Since the Eurodollar interest rate futures contracts were not designated as hedges, changes in the fair value of the contracts and gains and losses from these instruments are included in earnings in the period in which they occur, and we report them as a component of other income (expense), net.

         The following table sets forth the terms and values of our Eurodollar interest rate futures contracts as at the dates indicated:

     Position                   Maturity                  Notional Amount     Contract Price     Fair Value
--------------------    ----------------------------    ------------------    --------------    ------------
June 30, 2006:
--------------
      Short             September 2006 to June 2010     $        1,154,000    94.32 to 95.40    $      1,152

December 31, 2005:
------------------
      Short             March 2006 to September 2010    $        3,261,000    94.92 to 95.46    $        731

         The fair value of our Eurodollar interest rate futures contracts represents the estimated amount that we would receive or pay to terminate these agreements taking into account current interest rates. The net realized and unrealized gains included in earnings to record these contracts at fair value were $1,251 during the second quarter of 2006 and $2,898 for the six months ended June 30, 2006. The following table summarizes our use of interest rate risk management instruments:

                                                            Notional Amount
                                                            Short Eurodollar
                                                         Interest Rate Futures
                                                         ---------------------
Balance at December 31, 2005...................          $           3,261,000
      Sales                                                          1,914,000
      Maturities...............................                       (639,000)
      Terminations.............................                     (3,382,000)
                                                         ---------------------
Balance at June 30, 2006 ......................          $           1,154,000
                                                         =====================

NOTE 5   REGULATORY MATTERS

         Effective June 30, 2005, the Bank terminated its status as a federal savings bank. Prior to returning its original thrift charter to the Office of Thrift Supervision ("OTS"), the Bank operated as a federal savings bank, and OCN was a registered savings and loan holding company. Our primary regulatory authority was the OTS.

         Pursuant to the conditions set forth in the OTS Approval, OCN entered into an agreement (the "Guaranty") in favor of the OTS and any holders of claims with respect to liabilities assumed by OLS from the Bank (the "Assumed Liabilities"). Assumed Liabilities include all legal actions against the Bank. Assumed liabilities do not include the customer deposit and other liabilities that were assumed by Marathon National Bank of New York ("Marathon") in connection with the Branch Purchase and Deposit Assumption agreement. The Guaranty contains affirmative covenants relating to the maintenance of a $5,000 cash collateral account, reporting requirements, transactions with affiliates, preservation of the existence of our subsidiaries and maintenance of not less than $35,000 of unencumbered financial assets. Pursuant to the Guaranty, we have also agreed to certain limits on the incurrence of debt, merger or sale transactions, disposition of assets and payment of dividends. As of June 30, 2006, we were in compliance with all of the covenants specified in the Guaranty.

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

         Effective June 30, 2005, the Supervisory Agreement that the Bank and OTS had entered into on April 19, 2004 terminated because we were no longer a FDIC-insured institution. The OTS retains, for a period of six years after termination of the Supervisory Agreement, the right to bring enforcement actions in respect of any breach or noncompliance by the Bank with the Supervisory Agreement, or other applicable regulations, that may have occurred prior to debanking.

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

NOTE 6   INCOME TAXES

         The following table provides details of our income tax expense for the periods indicated:

                                                                      Three months                    Six months
                                                              ----------------------------    ----------------------------
For the periods ended June 30,                                    2006            2005            2006            2005
-----------------------------------------------------------   ------------    ------------    ------------    ------------
Income tax expense on income before taxes .................   $      3,519    $      1,141    $      8,444    $      1,691
Reversal of valuation allowance on deferred tax assets ....       (145,211)           (843)       (145,211)           (843)
Provision for recapture of base year bad debt reserves ....             --           1,967              --           1,967
                                                              ------------    ------------    ------------    ------------
     Total income tax expense (benefit) ...................   $   (141,692)   $      2,265    $   (136,767)   $      2,815
                                                              ============    ============    ============    ============

         In the second quarter of 2006, we reversed $145,211 of valuation allowances on our deferred tax assets in order to increase the net deferred tax asset to the amount that is more likely than not to be realized in future periods. In addition, $4,794 of capital losses expired which resulted in equal and offsetting declines in both the gross deferred tax asset and valuation allowance but had no impact on the net deferred tax asset balance or income tax expense. As a result, our valuation allowance declined from $163,802 at December 31, 2005 to $13,797 at June 30, 2006. The remaining valuation allowance includes $5,115 related to capital loss carryforwards.

         We maintain a valuation allowance in an amount sufficient to reduce our deferred tax asset to the amount that is more likely than not to be realized. The amount of the valuation allowance is based on consideration of all available evidence, both positive and negative, including our recent earnings history, current tax position and estimates of future taxable income. The tax character (ordinary versus capital) and the carry forward and carry back periods of certain tax attributes (e.g., capital losses and tax credits) are also considered. We assess the amount of our valuation allowance each quarter.

         In assessing the amount of the valuation allowance in the second quarter of 2006, our determination that it was appropriate to reverse $145,211 was primarily based on the following:

         o   Cumulative earnings in recent periods;
         o Positive outlook for future earnings, including positive changes in the market factors affecting our Residential Servicing business that suggest continued strong earnings performance;
         o   The disposal of nearly all of our non-core assets.

         In the second quarter of 2005, we recorded a one-time provision of $1,967 ($1,124 net of a related reversal of the valuation allowance on the deferred tax asset) to recognize a deferred tax liability arising from the recapture of bad debt reserves in connection with our termination of the Bank's status as a federal savings bank.

         Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes, low-income housing tax credits and changes in the deferred tax valuation allowance. Excluding the effect of the reversal of valuation allowances on deferred tax assets in the second quarter of 2006, our effective tax rate was 21.73% for the first six months of 2006. Excluding the effect of the one-time provision for the recapture of bad debt reserves in the second quarter of 2005, our effective tax rate was 20.85% for the first six months of 2005. We estimate our effective tax rate based on projected full-year results, and we revise the estimate quarterly during the year.

NOTE 7   BUSINESS SEGMENT REPORTING

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

       o Commercial Servicing. This segment includes the results of both our domestic and international servicing of commercial assets (loans and real estate), as well as our commercial loan servicing product (REALSynergy). International servicing is conducted through Global Servicing Solutions, LLC ("GSS").

       o Ocwen Recovery Group. This business primarily conducts collection activities for third party owners of unsecured receivables and for a portfolio of unsecured credit card receivables that we acquired during the period 1998 through 2000.

      Loan Processing and Origination Services
      ----------------------------------------
       o Residential Origination Services. This business provides various loan origination services, including residential property valuation services, mortgage due diligence, fulfillment, title services and loan refinancing for Residential Servicing customers. This segment also includes our subprime loan origination activities, internet-based vendor management system product (REALTrans) and subprime residual trading securities.

       o Business Process Outsourcing. This business segment began operations in December 2002. Business Process Outsourcing provides outsourcing services to third parties including mortgage underwriting, data entry, call center services and mortgage research.

         Corporate Items and Other. This segment includes items of revenue and expense that are not directly related to a business including business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses.

         We allocate interest income and expense to each business segment for the investment of funds raised or funding of investments made. We also allocate expenses generated by corporate support services to each business segment.

         Financial information for our segments is as follows at the dates and for the periods indicated:

                                                            Total Assets
                                                     ---------------------------
                                                       June 30,     December 31,
                                                         2006           2005
                                                     ------------   ------------
Residential Servicing ............................   $    804,709   $    783,560
Commercial Servicing .............................          9,462          6,433
Ocwen Recovery Group .............................            874          1,002
Residential Origination Services .................        189,713        679,432
Business Process Outsourcing .....................          2,008          1,193
                                                     ------------   ------------
                                                        1,006,766      1,471,620
Corporate Items and Other ........................        652,909        382,513
                                                     ------------   ------------
                                                     $  1,659,675   $  1,854,133
                                                     ============   ============

                                                                    Operating      Other Income       Pre-Tax
                                                    Revenue          Expenses        (Expense)      Income (Loss)
                                                 -------------    -------------    -------------    -------------
For the three months ended June 30, 2006
----------------------------------------------
     Residential Servicing ...................   $      82,969    $      58,658    $      (6,163)   $      18,148
     Commercial Servicing ....................           3,084            2,784              (18)             282
     Ocwen Recovery Group ....................           1,856            1,928              192              120
     Residential Origination Services ........          14,431           17,551            1,037           (2,083)
     Business Process Outsourcing ............           2,656            1,963               (7)             686
                                                 -------------    -------------    -------------    -------------
                                                       104,996           82,884           (4,959)          17,153
     Corporate Items and Other ...............             140            1,530            1,631              241
                                                 -------------    -------------    -------------    -------------
                                                 $     105,136    $      84,414    $      (3,328)   $      17,394
                                                 =============    =============    =============    =============
For the three months ended June 30, 2005
----------------------------------------------
     Residential Servicing ...................   $      68,459    $      60,644    $      (5,215)   $       2,600
     Commercial Servicing ....................           4,558            4,025             (198)             335
     Ocwen Recovery Group ....................           3,274            3,057               27              244
     Residential Origination Services ........          12,870           13,259            2,113            1,724
     Business Process Outsourcing ............           2,858            2,575              (19)             264
                                                 -------------    -------------    -------------    -------------
                                                        92,019           83,560           (3,292)           5,167
     Corporate Items and Other ...............              (4)           2,489            2,499                6
                                                 -------------    -------------    -------------    -------------
                                                 $      92,015    $      86,049    $        (793)   $       5,173
                                                 =============    =============    =============    =============


For the six months ended June 30, 2006
----------------------------------------------
     Residential Servicing ...................   $     162,911    $     114,288    $     (12,607)   $      36,016
     Commercial Servicing ....................           6,199            5,634              (18)             547
     Ocwen Recovery Group ....................           4,057            4,561              274             (230)
     Residential Origination Services ........          29,006           38,310           12,244            2,940
     Business Process Outsourcing ............           5,379            4,688              (17)             674
                                                 -------------    -------------    -------------    -------------
                                                       207,552          167,481             (124)          39,947
     Corporate Items and Other ...............              34            4,247            3,118           (1,095)
                                                 -------------    -------------    -------------    -------------
                                                 $     207,586    $     171,728    $       2,994    $      38,852
                                                 =============    =============    =============    =============
For the six months ended June 30, 2005
----------------------------------------------
     Residential Servicing ...................   $     136,906    $     122,040    $      (9,319)   $       5,547
     Commercial Servicing ....................           8,999            8,398             (245)             356
     Ocwen Recovery Group ....................           7,086            6,454              117              749
     Residential Origination Services ........          25,137           24,340            3,761            4,558
     Business Process Outsourcing ............           5,443            5,030              (51)             362
                                                 -------------    -------------    -------------    -------------
                                                       183,571          166,262           (5,737)          11,572
     Corporate Items and Other ...............             (68)           4,476            1,082           (3,462)
                                                 -------------    -------------    -------------    -------------
                                                 $     183,503    $     170,738    $      (4,655)   $       8,110
                                                 =============    =============    =============    =============

NOTE 8   ACQUISITION

         OCN and Charlesbank Equity Fund VI, Limited Partnership and related funds (collectively, "Charlesbank") recently formed BMS Holdings, Inc. ("BMS Holdings") for the purpose of effecting the purchase of Bankruptcy Management Solutions, Inc. ("BMS"), a leading provider of bankruptcy case management software solutions to Chapter 7 Bankruptcy Trustees. On July 31, 2006, the acquisition of all of the issued and outstanding shares of BMS from its stockholders and a warrant holder was completed. The total amount of the investment in this acquisition was approximately $445,000, including the purchase price of the BMS shares and related fees and expenses. OCN and Charlesbank each contributed approximately $45,000 in equity. Approximately $347,000 of the purchase price was funded by BMS through the issuance of senior and subordinated debt. We do not anticipate that we will be required to include BMS Holdings in our consolidated financial statements. We will account for our investment in BMS Holdings using the equity method of accounting.

         The acquisition will be accounted for by BMS Holdings as a purchase, and, accordingly, BMS Holdings will allocate the purchase price to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The allocation of the purchase price may be subject to change based on final estimates of fair value.

NOTE 9   COMMITMENTS AND CONTINGENCIES

         At June 30, 2006, we had commitments of $52,764 to fund loans secured by mortgages on single family residential properties. We also have commitments to sell $22,293 of loans held for resale, generally within 30 days of funding.

         Through our investment in subordinated residual securities, which had a fair value of $57,421 at June 30, 2006, we support senior classes of securities. Principal from the underlying mortgage loans generally is allocated first to the senior classes, with the most senior class having a priority right to the cash flow from the mortgage loans until its payment requirements are satisfied. To the extent that there are defaults and unrecoverable losses on the underlying mortgage loans, resulting in reduced cash flows, the most subordinate security will be the first to bear this loss. Because subordinate and residual interests generally have no credit support, to the extent there are realized losses on the mortgage loans comprising the mortgage collateral for such debt securities, we may not recover our remaining investment.

         Under the terms of the sales agreements entered into in connection with the sale of certain of our affordable housing properties, we have a commitment to fund cash deficits that may arise from the operations of those properties. The remaining term of these commitments ranges from one to six years. The obligation under these commitments was $3,789 as of June 30, 2006. Any operating deficits we fund are supported by a promissory note to be repaid to us from future cash flows of the property. In addition, we have provided to the purchasers of certain affordable housing properties guaranties against the possible recapture of future tax credits. We have never experienced a recapture of tax credits on any of the affordable housing properties in which we invested or sold. We have not recognized these guaranties as a liability because the probability of recapture is considered remote.

         Under the terms of the Assignment and Assumption agreement, OLS has become the successor to the Bank with respect to all legal actions. Therefore, any references to the Bank in connection with the following legal matters pertain to OLS as successor.

         On April 13, 2004, the United States Judicial Panel on Multi-district Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs' mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the "MDL Proceeding"). Currently, there are approximately 48 lawsuits consolidated in the MDL Proceeding involving 64 mortgage loans that we currently or previously serviced. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. On May 19, 2006, plaintiffs filed an Amended Consolidated Class Action Complaint containing various claims under federal statutes, including the Real Estate Settlement Procedures Act and Fair Debt Collection Practices Act, federal bankruptcy laws, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including
(i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees, property inspection fees and bankruptcy-related fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Consolidated Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave from the court to amend the Consolidated Complaint or otherwise seeking damages should the matter proceed to trial. On April 25, 2005, the court entered an Opinion and Order granting the Bank partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees and other legitimate default or foreclosure related expenses. The court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs' claims challenge the propriety of the above-mentioned fees. On May 16, 2006, after having denied defendants' motions to dismiss various portions of the Consolidated Complaint on federal preemption and procedural grounds, as well as our motion to dismiss OCN from the case for lack of personal jurisdiction, the court granted our motion to take an interlocutory appeal on the federal preemption issue. On July 29, 2006, the United States Court of Appeals for the Seventh Circuit granted our request to hear our appeal on the federal preemption issue.

         On June 2, 2006, settlements in principle were reached with the law firms representing plaintiff-borrowers in 23 of the cases consolidated in the MDL Proceeding and in a number of similar filed and threatened cases primarily in the states of Alabama and Mississippi. None of these cases sought class certification. The settlements in principle are subject to the completion of definitive settlement and release agreements to be separately entered into with each of the individual plaintiff-borrowers involved. We cannot currently determine the ultimate outcome of the remaining cases in the MDL Proceeding or the other matters described above and have not established additional accruals in respect thereof. We believe the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

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

         On February 8, 2005, a jury in Circuit Court for Palm Beach County, Florida returned verdicts of $1,000 and $1,056 in compensatory damages in favor of two former employees of the Bank in a lawsuit against OCN and the Bank. The jury rejected plaintiffs' request for punitive damages. The plaintiffs brought claims under the Florida Civil Rights Act, the Florida Whistleblower Act and state tort law, arising out of an alleged invasion of privacy and related incidents allegedly committed by other former employees of the Bank in 1998 for which plaintiffs sought to hold the Ocwen defendants vicariously liable. We believe the verdicts, which were reduced to final judgments on May 20, 2005, as well as an additional award of $900 in plaintiffs' attorneys' fees, are against the weight of evidence and contrary to law. We intend to continue to vigorously defend this matter and have taken an appeal to the Florida Court of Appeals.

         On February 9, 2006, the County Court for Galveston County, Texas entered judgment in the amount of $1,830 against Ocwen and in favor of a plaintiff-borrower who defaulted on a mortgage loan that we serviced. The plaintiff claimed that Ocwen's foreclosure on the loan violated the Texas Deceptive Trade Practices Act and other state statutes and common law. This judgment reduced a prior jury verdict of $11,500. We believe the judgment, comprised of $5 in actual damages, approximately $675 in emotional distress, statutory and other damages and interest, and $1,150 for attorneys' fees, is against the weight of evidence and contrary to law. We intend to continue to vigorously defend this matter and have taken an appeal to the Texas Court of Appeals.

         OCN is subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We continuously monitor the status of our litigation, including advice from external legal counsel, and perform periodic assessments of our litigation for potential loss accrual and disclosure. We accrue for judgments and maintain litigation accruals when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Accordingly, in the second quarter, we increased our accrual by $2,950, primarily in anticipation of the June 2, 2006 settlements in principle referred to above.

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

RISK FACTORS AND CRITICAL ACCOUNTING POLICIES

Risk Factors

         We include a discussion of the principal risks and uncertainties that affect or could affect our business operations under Item 1A on pages 8 through 12 of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to this information during 2006.

Critical Accounting Policies

         Our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of risks in the marketplace or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management's Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail on pages 17 through 19 of Management's Discussion and Analysis of Results of Operations and Financial Condition and in Note 1 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to this information during 2006.

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

o assumptions related to the sources of liquidity and the adequacy of financial resources;
o assumptions related to prepayment speeds and delinquency rates and the value of mortgage servicing rights;
o    estimates regarding interest rates and foreign currency transactions; and
o    expectations related to pending litigation.

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

         Further information on the risks specific to our business are detailed within this report and our other reports and filings with the Securities and Exchange Commission, including our periodic report on Form 10-K for the year ended December 31, 2005, Form 10-Q for the quarter ended March 31, 2006 and our Forms 8-K filed during 2006. The forward-looking statements speak only as of the date they are made and should not be relied upon. OCN undertakes no obligation to update or revise the forward-looking statements.

OVERVIEW

Changes in Financial Condition

                                             June 30,     December 31,     Increase
                                               2006           2005        (Decrease)
                                           ------------   ------------   ------------
Assets .................................   $  1,659,675   $  1,854,133   $   (194,458)
Liabilities ............................      1,141,346      1,504,873       (363,527)
Minority interest in subsidiaries ......          1,892          1,853             39
Stockholder's equity ...................        516,437        347,407        169,030

o The $194,458 decrease in total assets is primarily due to a $510,186 reduction in loans held for resale, largely reflecting two securitization transactions that closed during the first six months of the year. This reduction was partially offset by a $151,030 increase in net deferred tax assets, a $124,277 increase in cash and investment grade securities and a $27,144 increase in subordinate and residual securities. The increase in deferred tax assets, net, resulted primarily from the reversal of $145,211 of valuation allowances in the second quarter.

o The $363,527 decrease in total liabilities is largely the result of a $438,613 decline in amounts due under lines of credit and other secured borrowings, primarily reflecting reduced funding requirements on the lower balance of loans held for resale. At June 30, 2006 we had $215,161 of unused stated borrowing capacity on our existing credit facilities.

o The $169,030 increase in stockholder's equity is primarily due to net income of $175,619 partially offset by the repurchase of 1,000,000 shares of common stock.

Results of Operations

                                           Three Months                                     Six Months
                                   ----------------------------      Favorable     ----------------------------     Favorable
For the periods ended June 30,         2006           2005         (Unfavorable)       2006            2005       (Unfavorable)
--------------------------------   ------------    ------------    ------------    ------------    ------------    ------------
Revenue ........................   $    105,136    $     92,015    $     13,121    $    207,586    $    183,503    $     24,083
Operating expenses .............         84,414          86,049           1,635         171,728         170,738            (990)
Other income (expense), net ....         (3,328)           (793)         (2,535)          2,994          (4,655)          7,649
                                   ------------    ------------    ------------    ------------    ------------    ------------
Income before income taxes .....         17,394           5,173          12,221          38,852           8,110          30,742
Income tax expense (benefit) ...       (141,692)          2,265         143,957        (136,767)          2,815         139,582
                                   ------------    ------------    ------------    ------------    ------------    ------------
Net income .....................   $    159,086    $      2,908    $    156,178    $    175,619    $      5,295    $    170,324
                                   ============    ============    ============    ============    ============    ============

Earnings per share:
     Basic .....................   $       2.53    $       0.05    $       2.48    $       2.79    $       0.08    $       2.71
     Diluted ...................   $       2.23    $       0.05    $       2.18    $       2.47    $       0.08    $       2.39

o The improvement in revenue primarily reflects increased revenue from the Residential Servicing segment due to higher servicing fees on a larger servicing portfolio and the positive impact of rising short-term interest rates on revenue from custodial accounts ("float earnings").

o Income before income taxes in 2006 primarily reflects the continued strong performance of our Residential Servicing segment. Pre-tax income of this segment was $18,148 and $36,016 for the second quarter and first six months of 2006, respectively, as compared to $2,600 and $5,547 for the same periods of 2005. This improvement is due to higher revenues, as discussed above, and a reduction in total operating expenses, including a reduction in interest paid to investors related to loan pay-offs. All of our other segments were profitable in the second quarter of 2006 except for Residential Origination Services, which incurred a pre-tax loss of $(2,083), although year to date results are profitable with pre-tax income of $2,940. The loss for the quarter primarily relates to loan securitization and origination activities, which are profitable year to date.

o The net tax benefit for the 2006 periods includes the reversal of $145,211 of deferred tax asset valuation allowances during the second quarter to increase the net deferred tax asset to the amount that is more likely than not to be realized in future periods.

         We provide additional financial information and discuss our segment results in the following section.

SEGMENTS

         We are reviewing our business segment reporting structure based on the evolving alignment of our business activities and may elect to modify our reporting segments in the future. The following section provides a discussion of the changes in financial condition of our business segments during the six months ended June 30, 2006 and a discussion of pre-tax results of operations of our business segments for the three and six-month periods ended June 30, 2006 and 2005.

         The following table presents the assets and liabilities of each of our business segments at June 30, 2006:

                                                                   Ocwen      Residential    Business      Corporate      Business
                                     Residential   Commercial     Recovery    Origination     Process      Items and      Segments
                                     Servicing     Servicing       Group        Services    Outsourcing      Other      Consolidated
                                    ------------  ------------  ------------  ------------  ------------  ------------  ------------
Assets
   Cash ..........................  $         --  $      3,694  $         --  $        361  $         --  $    189,074  $    193,129
   Trading securities:
      Investment grade ...........            --            --            --            --            --       202,444       202,444
      Subordinates and residuals .            --            --            --        56,631            --           790        57,421
   Loans held for resale .........            --            --            --       114,485            --            --       114,485
   Advances ......................       258,989           156            --         3,712            --         1,106       263,963
   Match funded advances .........       351,593            --            --            --            --            --       351,593
   Mortgage servicing rights .....       149,498         2,003            --            --            --            --       151,501
   Receivables ...................        23,999         3,153           791         9,662         2,004        21,129        60,738
   Deferred tax asset, net .......            --            --            --            --            --       171,300       171,300
   Premises and equipment ........         1,568           226            75         1,115             4        34,458        37,446
   Other assets ..................        19,062           230             8         3,747            --        32,608        55,655
                                    ------------  ------------  ------------  ------------  ------------  ------------  ------------
      Total assets ...............  $    804,709  $      9,462  $        874  $    189,713  $      2,008  $    652,909  $  1,659,675
                                    ============  ============  ============  ============  ============  ============  ============

Liabilities
   Match funded liabilities ......  $    313,963  $         --  $         --  $         --  $         --  $         --  $    313,963
   Servicer liabilities ..........       395,936            --            --            --            --            --       395,936
   Lines of credit and other
       secured borrowings ........       103,528            --            --        69,826            --        14,481       187,835
   Debt securities ...............            --            --            --            --            --       150,329       150,329
   Other liabilities .............        41,767         3,207         2,444         3,559           135        42,171        93,283
                                    ------------  ------------  ------------  ------------  ------------  ------------  ------------
      Total liabilities ..........  $    855,194  $      3,207  $      2,444  $     73,385  $        135  $    206,981  $  1,141,346
                                    ============  ============  ============  ============  ============  ============  ============

         The following tables present the pre-tax statements of operations for each of our business segments for the six months ended June 30, 2006:

                                                                  Ocwen      Residential    Business      Corporate      Business
                                    Residential   Commercial     Recovery    Origination     Process      Items and      Segments
                                    Servicing     Servicing       Group        Services    Outsourcing      Other      Consolidated
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Revenue
   Servicing and subservicing
      fees ....................... $    155,733  $      3,079  $      4,057  $        315  $         --  $       (327) $    162,857
   Process management fees .......        4,032             2            --        28,507         5,379           228        38,149
   Other revenues ................        3,146         3,118            --           184            --           133         6,580
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
      Total revenue ..............      162,911         6,199         4,057        29,006         5,379            34       207,586
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------

Operating expenses
   Compensation and benefits .....       15,447         3,066         1,869        12,204         2,314        12,807        47,707
   Amortization of servicing
      rights .....................       53,938            14            --            --            --            --        53,952
   Servicing and origination .....       12,752            14           206        12,932            --            --        25,904
   Technology and communications .       10,352           967           822         3,897         1,062        (4,427)       12,673
   Professional services .........        8,048           353            88         3,036             9         3,865        15,399
   Occupancy and equipment .......        5,401           322           511         1,323           278         1,964         9,799
   Other operating expenses ......        8,350           898         1,065         4,918         1,025        (9,962)        6,294
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
      Total operating expenses ...      114,288         5,634         4,561        38,310         4,688         4,247       171,728
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------

Other income (expense)
   Interest income ...............          262            18            --        20,075            --         4,056        24,411
   Interest expense ..............      (13,111)           (7)           (4)      (12,246)          (17)       (1,931)      (27,316)
   Gain (loss) on trading
      securities .................           --            --            --         1,910            --          (583)        1,327
   Gain (loss) on loans held
      for resale, net ............           --            --            --        (1,221)           --            --        (1,221)
   Other, net ....................          242           (29)          278         3,726            --         1,576         5,793
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
      Other income (expense),
        net ......................      (12,607)          (18)          274        12,244           (17)        3,118         2,994
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Pre tax income (loss) ............ $     36,016  $        547  $       (230) $      2,940  $        674  $     (1,095) $     38,852
                                   ============  ============  ============  ============  ============  ============  ============

Residential Servicing

         The following table sets forth information regarding residential loans and real estate serviced for others:

                                 Loans (1)(2)(3)                 Real Estate                    Total (4)
                            ---------------------------   ---------------------------   ---------------------------
                               Amount         Count          Amount         Count          Amount         Count
                            ------------   ------------   ------------   ------------   ------------   ------------
June 30, 2006:
  Performing ............   $ 40,341,746        332,879   $         --             --   $ 40,341,746        332,879
  Non-Performing ........      5,510,538         57,030      1,234,812         13,947      6,745,350         70,977
                            ------------   ------------   ------------   ------------   ------------   ------------
                            $ 45,852,284        389,909   $  1,234,812         13,947   $ 47,087,096        403,856
                            ============   ============   ============   ============   ============   ============
December 31, 2005:
  Performing ............   $ 36,532,664        297,649   $         --             --   $ 36,532,664        297,649
  Non-performing ........      5,125,116         57,420      1,121,268         13,733      6,246,384         71,153
                            ------------   ------------   ------------   ------------   ------------   ------------
                            $ 41,657,780        355,069   $  1,121,268         13,733   $ 42,779,048        368,802
                            ============   ============   ============   ============   ============   ============

(1) At June 30, 2006 we serviced 289,312 subprime loans with a total unpaid principal balance of $ 37,751,125 as compared to 304,234 subprime loans with an unpaid principal balance of $37,429,090 at December 31, 2005. Subprime loans represent residential loans we service that were made to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac ("nonconforming loans").
(2) Non-performing loans have been delinquent for 90 days or more. Performing loans are current or have been delinquent for less than 90 days.
(3) We serviced under subservicing contracts 124,565 residential loans with an unpaid principal balance of $12,520,215 as of June 30, 2006. This compares to 105,873 residential loans with an unpaid principal balance of $10,983,237 serviced under subservicing contracts at December 31, 2005.
(4) At June 30, 2005, we serviced a total of 346,708 assets with an unpaid principal balance of $38,662,177. The average unpaid principal balance serviced was $46,257,247 and $44,647,625 for the three and six months ended June 30, 2006, respectively, as compared to $37,624,152 and $37,210,939 for the same periods of 2005.

         The following table sets forth information regarding the changes in our portfolio of residential assets serviced for others:

                                                             Amount                          Count
                                                  ----------------------------    ----------------------------
For the six months ended June 30,                     2006            2005            2006            2005
-----------------------------------------------   ------------    ------------    ------------    ------------
Servicing portfolio at beginning of period ....   $ 42,779,048      34,524,491         368,802         320,185
Additions .....................................     18,004,632      18,198,257         136,257         130,164
Less: Runoff ..................................    (13,696,584)    (14,060,571)       (101,203)       (103,641)
                                                  ------------    ------------    ------------    ------------
Servicing portfolio at end of period ..........   $ 47,087,096    $ 38,662,177         403,856         346,708
                                                  ============    ============    ============    ============

         Additions primarily represent servicing purchased from the owners of the mortgages, servicing retained in connection with the securitization of our own loans and servicing obtained by entering into subservicing agreements with other entities that own the servicing rights.

Comparative selected balance sheet data is as follows:
------------------------------------------------------

                                                            June 30,     December 31,
                                                              2006           2005
                                                          ------------   ------------
Total assets ..........................................   $    804,709   $    783,560
     Advances .........................................        258,989        215,207
     Match funded advances ............................        351,593        377,105
     Mortgage servicing rights ........................        149,498        148,663
     Receivables ......................................         23,999         23,323
Total liabilities .....................................   $    855,194   $    745,760
     Match funded liabilities .........................        313,963        339,292
     Servicer liabilities .............................        395,936        298,892
     Lines of credit and other secured borrowings .....        103,528         81,218

         Advances. During any period in which the borrower is not making payments, we are required under certain servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. Advances on loans serviced for others consist of the following:

                                                      June 30,      December 31,
                                                        2006            2005
                                                    ------------    ------------

Principal and interest .........................    $     67,132    $     40,201
Taxes and insurance ............................          92,875          98,331
Other ..........................................          98,982          76,675
                                                    ------------    ------------
                                                    $    258,989    $    215,207
                                                    ============    ============

         We are entitled to recover advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record a charge to earnings to the extent that advances are uncollectible under provisions of the servicing contracts, taking into consideration historical loss and delinquency experience, length of delinquency and the amount of the advance. Advances on loans serviced for others are net of reserves of $490 and $570 as of June 30, 2006 and December 31, 2005, respectively.

         Match Funded Advances. Match funded advances consist of the following:

                                                      June 30,      December 31,
                                                        2006            2005
                                                    ------------    ------------

Principal and interest .........................    $    148,787    $    174,252
Taxes and insurance ............................         125,799         129,700
Other ..........................................          77,007          73,153
                                                    ------------    ------------
                                                    $    351,593    $    377,105
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

         Mortgage Servicing Rights. The unamortized balance of mortgage servicing rights is primarily related to subprime residential loans. Mortgage servicing rights increased by $835 during the first six months of 2006 as purchases were slightly higher than amortization.

Balance at December 31, 2005 ...................................   $    148,663
Purchases ......................................................         50,689
Retained from the securitization of loans ......................          4,084
Amortization ...................................................        (53,938)
                                                                   ------------
Balance at June 30, 2006 .......................................   $    149,498
                                                                   ============

         We purchase servicing rights from the owners of the mortgages or retain them in connection with the securitization of our own loans. At June 30, 2006 we serviced loans under 459 servicing agreements for 30 investors. This compares to 466 servicing agreements for 22 investors at December 31, 2005.

         Receivables. Receivables related to the Residential Servicing business include $8,547 and $15,674 at June 30, 2006 and December 31, 2005, respectively, representing fees earned from the servicing of loans and real estate. The remaining balance consists principally of reimbursable expenses due from loan servicing investors. The total balance of receivables for this segment is net of reserves of $5,710 and $6,509 at June 30, 2006 and December 31, 2005, respectively.

         Match Funded Liabilities. Match funded liabilities are obligations secured by the collateral underlying the related match funded assets, and are repaid through the cash proceeds arising from those assets. We account for and report match funded liabilities as secured borrowings with pledges of collateral. We are currently negotiating enhanced funding provisions and other revisions to one of our match funded agreements. If these revisions are approved, future transfers of advances under this facility may qualify as sales for accounting purposes, which would result in a loss, although such a change would also eliminate the interest expense we currently record related to these transactions.

                                                                                     Balance Outstanding
                                                                     Unused      ---------------------------
                                                                    Borrowing      June 30,     December 31,
     Collateral                     Interest Rate                   Capacity         2006           2005
----------------------    -----------------------------------     ------------   ------------   ------------
Advances (1)              See (1) below                           $     54,743   $    220,257   $    238,943

Advances (2)              1-Month LIBOR + 175 basis points              31,294         93,706        100,349
                                                                  ------------   ------------   ------------
                                                                  $     86,037   $    313,963   $    339,292
                                                                  ============   ============   ============

(1) In November 2004, we executed a servicing advance securitization. This transaction involved the issuance of a term note for $100,000 and a one-year variable funding note for a maximum of $75,000. On March 31, 2005, we executed an indenture supplement to the November 2004 securitization with a closing date of April 6, 2005. This supplement included the issuance of a second term note for $75,000. In addition, the maximum amount of the variable funding note was increased to $100,000. The original term note bears interest at LIBOR plus 50 basis points, and the second term note bears interest at LIBOR plus 40 basis points. The variable funding note bears interest at a commercial paper rate plus a margin. This rate approximates LIBOR plus 50 basis points. The original term note under this facility has a stated maturity of October 2013, and the second term note has a stated maturity of March 2014. The variable funding note has a stated maturity of November 2011. The 1-Month LIBOR was 5.33% and 4.39% at June 30, 2006 and December 31, 2005, respectively.

(2) Under the terms of the agreement, we are eligible to finance additional advances on loans serviced for others up to a maximum balance of $125,000. This facility will mature in January 2007.

         Servicer Liabilities. Servicer liabilities represent amounts that we have collected, primarily from Residential Servicing borrowers, that will be deposited in custodial accounts and excluded from our balance sheet, paid directly to an investment trust or refunded to borrowers. The principal components of servicer liabilities are as follows:

                                                       June 30,     December 31,
                                                         2006           2005
                                                     ------------   ------------

Borrower payments due to custodial accounts ......   $    323,071   $    225,862
Escrow payments due to custodial accounts ........          8,563         22,573
Partial payments and other unapplied balances ....         64,302         50,457
                                                     ------------   ------------
                                                     $    395,936   $    298,892
                                                     ============   ============

         Lines of Credit and Other Secured Borrowings. Secured line of credit arrangements are as follows:

                                                                               Unused                Balance Outstanding
                                                                              Borrowing     ----------------------------------------
    Borrowing Type               Interest Rate              Maturity          Capacity        June 30, 2006       December 31, 2005
-----------------------   --------------------------    -----------------  --------------   ----------------     -------------------
Senior secured credit       1-Month LIBOR + 162.5
   agreement (1)              or 225 basis points        August 2006 (2)     $    36,472      $     103,528       $       81,218


(1) Secured by mortgage servicing rights and advances on loans serviced for others. Borrowing secured by mortgage servicing rights is at LIBOR plus 225 basis points. Borrowing secured by advances is at LIBOR plus 162.5 basis points. The interest rate may be reduced to 1.625% or 2.25% to the extent that we have available balances on deposit with the lender.

(2) The lenders agreed to extend the maturity of this facility from June 30, 2006 to August 31, 2006. We are currently negotiating to renew and increase the size of this facility and expect to complete these negotiations before the current maturity date.

Comparative selected operations data is as follows:
---------------------------------------------------

                                                     Three months                     Six months
                                             ----------------------------    ----------------------------
For the periods ended June 30,                   2006            2005            2006            2005
------------------------------------------   ------------    ------------    ------------    ------------
Pre-tax income ...........................   $     18,148    $      2,600    $     36,016    $      5,547
Revenue:
   Servicing and subservicing fees .......   $     79,720    $     65,736    $    155,733    $    131,254
   Process management fees ...............          1,964           1,753           4,032           3,841
   Other .................................          1,285             970           3,146           1,811
                                             ------------    ------------    ------------    ------------
      Total revenue ......................   $     82,969    $     68,459    $    162,911    $    136,906
                                             ============    ============    ============    ============

Operating expenses:
   Compensation and benefits .............   $      7,602    $      9,117    $     15,447    $     19,027
   Amortization of servicing rights ......         27,649          24,930          53,938          50,045
   Servicing and origination .............          6,641           9,271          12,752          18,133
   Technology and communications .........          5,376           5,948          10,352          12,018
   Professional services .................          4,999           3,687           8,048           6,371
   Occupancy and equipment ...............          2,710           2,645           5,401           4,851
   Other .................................          3,681           5,046           8,350          11,595
                                             ------------    ------------    ------------    ------------
      Total operating expenses ...........   $     58,658    $     60,644    $    114,288    $    122,040
                                             ============    ============    ============    ============
Other income (expense):
   Interest income .......................   $        145    $         77    $        262    $        143
   Interest expense ......................         (6,549)         (5,284)        (13,111)         (9,456)
   Other .................................            241              (8)            242              (6)
                                             ------------    ------------    ------------    ------------
      Total other income (expense) .......   $     (6,163)   $     (5,215)   $    (12,607)   $     (9,319)
                                             ============    ============    ============    ============

         Servicing and Subservicing Fees. The principal components of servicing and subservicing fees are provided in the table below:

                                                                  Three months                   Six months
                                                          ---------------------------   ---------------------------
For the periods ended June 30,                                2006           2005           2006           2005
-------------------------------------------------------   ------------   ------------   ------------   ------------
Servicing and subservicing fees .......................   $     50,247   $     44,143   $    100,511   $     87,650
Late charges ..........................................          9,096          8,624         18,287         17,750
Revenue from custodial accounts (float earnings) ......         13,113          6,558         21,935         13,065
Prepayment and collection related fees ................          2,424          2,217          4,891          4,442
Other fees ............................................          4,840          4,194         10,109          8,347
                                                          ------------   ------------   ------------   ------------
                                                          $     79,720   $     65,736   $    155,733   $    131,254
                                                          ============   ============   ============   ============

         The increase in servicing and subservicing fees in the 2006 periods as compared to the same periods of 2005 is primarily due to the increase in the average balance of loans serviced. Total servicing and subservicing fees for the three and six months ended June 30, 2006 increased by 21% and 19%, respectively, as compared to the same periods of 2005. The increase in the average balance is due to growth in the loan servicing portfolio and reduced run-off of the existing portfolio due to slower prepayment speeds. The average balance of assets serviced during the three and six months ended June 30, 2006 increased by 23% and 20%, respectively, as compared to the 2005 periods. Second quarter and year to date 2006 prepayment speeds averaged 30%. This compares to an average of

40% and 38% in the second quarter and year to date periods of 2005. The decline in mortgage prepayment speeds is largely due to rising mortgage interest rates and a leveling off of the gains in housing values.

         Increases in short-term interest rates have had a positive impact on float earnings. Although the average balance of funds that we have received from borrowers but which are held in custodial accounts until remitted to investors has declined in the 2006 periods, the average yield we earned on these funds increased. The following table summarizes information regarding float earnings:

                                                   Three months                    Six months
                                           ----------------------------    ----------------------------
For the periods ended June 30,                 2006            2005            2006            2005
----------------------------------------   ------------    ------------    ------------    ------------
Average custodial account balances .....   $  1,004,300    $  1,270,400    $    994,397    $  1,140,200
Float earnings .........................   $     13,113    $      6,558    $     21,935    $     13,065
Annualized yield .......................           5.22%           2.06%           4.41%           2.29%

         Custodial accounts are excluded from our balance sheet. The decline in the average balance in the 2006 periods is primarily due to a decline in mortgage prepayment speeds offset by the increase in the average balance of loans serviced. The underlying servicing agreements restrict the investment of float balances to certain types of instruments. We are responsible for any losses incurred on the investment of these funds.

         Compensation and Benefits Expense. The decrease in compensation expense and benefits in the second quarter and first six months of 2006 as compared to the same periods of 2005 has occurred primarily due to a decline in the average number of employees in the U.S. as a result of cost reduction initiatives put in place in 2005, including a greater utilization of the lower cost workforce in India. Although average employment in India increased in the 2006 periods, total average employment declined, and the ratio of India employment to total employment increased as compared to the 2005 periods.

         Average employment in the Residential Servicing segment is as follows:

                                          Three months                   Six months
                                   ---------------------------   ---------------------------
For the periods ended June 30,         2006           2005           2006           2005
--------------------------------   ------------   ------------   ------------   ------------
India ..........................            978            958            946            920
United States ..................            418            536            430            573
                                   ------------   ------------   ------------   ------------
                                          1,396          1,494          1,376          1,493
                                   ============   ============   ============   ============

         Amortization of Servicing Rights. Amortization expense for the second quarter 2006 increased by $2,719, or 11%, as compared to the second quarter of 2005. Year to date, amortization expense for 2006 increased by $3,893, or 8%, as compared to 2005. This increase in amortization expense in the 2006 periods is due to an increase in our investment in mortgage servicing rights, offset by a reduction in the rate of amortization primarily as a result of slower mortgage prepayment speeds.

         Servicing and Origination Expenses. The principal components of servicing and origination expenses are as follows:

                                                  Three months                  Six months
                                          ---------------------------   ---------------------------
For the periods ended June 30,                2006           2005           2006           2005
---------------------------------------   ------------   ------------   ------------   ------------
Compensating interest expense .........   $      3,645   $      6,158   $      6,660   $     11,814
Satisfaction expense ..................          1,358          1,779          2,954          3,299
Other .................................          1,638          1,334          3,138          3,020
                                          ------------   ------------   ------------   ------------
                                          $      6,641   $      9,271   $     12,752   $     18,133
                                          ============   ============   ============   ============

         The primary reason for the decline in compensating interest expense in the second quarter and first six months of 2006 as compared to the same periods of 2005 is a shift towards a higher percentage of loans serviced under a mid-month structure versus a calendar month structure. Under a calendar month structure, compensating interest is paid to the securitization trust for a full month of interest on all loans that prepay during the month, whereas under a mid-month structure we are not obligated to pay the compensating interest on prepayments that occur during the first half of the month. The decline in compensating interest expense attributed to slower prepayment speeds experienced in 2006 has been largely offset by an increase in the average size of the loan servicing portfolio during that same period.

         Professional Services Expenses. Professional services expense for the 2006 periods includes a provision of $2,950 recorded in the second quarter to increase litigation accruals related to ongoing cases. This increase in litigation accruals is primarily related to settlements in principle that were reached on June 2, 2006 with the law firms representing plaintiff-borrowers in 23 of the cases consolidated in the MDL Proceeding and in a number of similar filed and threatened cases primarily in the states of Alabama and Mississippi. None of these cases sought class certification. The settlements in principle are subject to the completion of definitive settlement and release agreements to be separately entered into with each of the individual plaintiff-borrowers involved.

         Other Operating Expenses. Other consists primarily of overhead allocation charges and bad debt expense. The decrease in other operating expenses in the 2006 periods is due in large part to a decline in bad debt expense. Bad debt expense amounted to $(59) and $825 in the second quarter of 2006 and 2005, respectively. Year to date, bad debt expense amounted to $202 and $2,951 during 2006 and 2005, respectively. The higher bad debt expense in 2005 was primarily the result of providing for aged reimbursable expenses.

         Interest Expense. The increase in interest expense in the 2006 periods primarily reflects an increase in financing costs associated with our servicing advances that is largely due to higher interest rates.

Commercial Servicing

Comparative selected balance sheet data is as follows:
------------------------------------------------------
                                                       June 30,     December 31,
                                                         2006           2005
                                                     ------------   ------------

Total assets .....................................   $      9,462   $      6,433
   Cash ..........................................          3,694          3,057
   Mortgage servicing rights .....................          2,003             --
   Receivables ...................................          3,153          2,508
Total liabilities ................................   $      3,207   $      3,220

         Mortgage Servicing Rights. On June 20, 2006, our GSS Canada operations acquired the rights to service 75 commercial loans with an unpaid principal balance of $531,079.

Comparative selected operations data is as follows:
---------------------------------------------------

                                                    Three months                   Six months
                                             ---------------------------   ---------------------------
For the periods ended June 30,                   2006           2005           2006           2005
------------------------------------------   ------------   ------------   ------------   ------------
Pre-tax income ...........................   $        282   $        335   $        547   $        356
Revenue:
     Servicing and subservicing fees .....   $      1,071   $      2,708   $      3,079   $      5,795
     Other ...............................          2,013          1,850          3,120          3,204
                                             ------------   ------------   ------------   ------------
         Total revenue ...................   $      3,084   $      4,558   $      6,199   $      8,999
                                             ============   ============   ============   ============

Operating expenses .......................   $      2,784   $      4,025   $      5,634   $      8,398

         The following table sets forth information regarding commercial loans and real estate serviced for others:

                                       Loans                     Real Estate                       Total
                            ---------------------------   ---------------------------   ---------------------------
                               Amount         Count          Amount         Count          Amount         Count
                            ------------   ------------   ------------   ------------   ------------   ------------
June 30, 2006:
     Performing .........   $  2,727,569            348   $         --             --   $  2,727,569            348
     Non-performing .....        304,140            372          7,427              2        311,567            374
                            ------------   ------------   ------------   ------------   ------------   ------------
                            $  3,031,709            720   $      7,427              2   $  3,039,136            722
                            ============   ============   ============   ============   ============   ============

December 31, 2005:
     Performing .........   $  1,389,787            300   $         --             --   $  1,389,787            300
     Non-performing .....        193,635            274         56,719             69        250,354            343
                            ------------   ------------   ------------   ------------   ------------   ------------
                            $  1,583,422            574   $     56,719             69   $  1,640,141            643
                            ============   ============   ============   ============   ============   ============

         At June 30, 2006, our international offices serviced a total of 508 loans with an unpaid principal balance of $2,766,700. This compares to 272 loans with an unpaid principal balance of $1,269,796 serviced at December 31, 2005. The increase in loans serviced by our international offices in 2006 is primarily attributed to our GSS Germany operations, which commenced servicing loans in late 2005. Loans serviced by our GSS Canada operations also increased in 2006 as a result of the acquisition of servicing rights discussed above.

         Servicing Fees. The principal components of servicing and subservicing fees are as follows:

                                             Three months                   Six months
                                      ---------------------------   ---------------------------
For the periods ended June 30,            2006           2005           2006           2005
-----------------------------------   ------------   ------------   ------------   ------------
International servicing fees ......   $        565   $      1,942   $      1,963   $      3,673
Domestic servicing fees ...........            506            766          1,116          2,122
                                      ------------   ------------   ------------   ------------
                                      $      1,071   $      2,708   $      3,079   $      5,795
                                      ============   ============   ============   ============

         The decline in international servicing fees in the 2006 periods primarily reflects the sale of our Japan operations in December 2005 partially offset by an increase in servicing fees earned by our GSS Germany and GSS Canada operations. Servicing fees earned by our GSS Japan operations were $1,690 and $3,009 for the three and six months ended June 30, 2005, respectively. The decline in domestic servicing fees in 2006 is primarily due to a decline in asset resolution fees.

         Operating Expenses. The decline in operating expenses in the 2006 periods is primarily due to the sale of our GSS Japan operations in December
2005. Operating expenses of the GSS Japan subsidiaries that we sold were $1,083 and $2,017 for the three and six months ended June 30, 2005, respectively.

Ocwen Recovery Group

Comparative selected operations data is as follows:
---------------------------------------------------
                                                  Three months                   Six months
                                           ---------------------------   ----------------------------
For the periods ended June 30,                 2006           2005           2006            2005
----------------------------------------   ------------   ------------   ------------    ------------
Pre-tax income (loss) ..................   $        120   $        244   $       (230)   $        749
Revenue:
     Servicing fees:
        Third-party collections ........   $      1,707   $      2,912   $      3,640    $      6,374
        Proprietary collections ........            149            362            417             712
                                           ------------   ------------   ------------    ------------
          Total revenue ................   $      1,856   $      3,274   $      4,057    $      7,086
                                           ============   ============   ============    ============

Operating expenses .....................   $      1,928   $      3,057   $      4,561    $      6,454

         The decline in revenue in the 2006 periods reflects an ongoing shift in revenue from a maturing portfolio of higher margin proprietary assets to lower yielding third-party contracts. The decrease in operating expenses in 2006 is largely the result of ongoing process improvements, technology enhancements and a greater utilization of lower cost resources in India.

Residential Origination Services

Comparative selected balance sheet data is as follows:
------------------------------------------------------
                                                            June 30,     December 31,
                                                              2006           2005
                                                          ------------   ------------
Total assets ..........................................   $    189,713   $    679,432
   Subordinate and residual trading securities ........         56,631         27,023
   Loans held for resale ..............................        114,485        624,671
   Receivables ........................................          9,662         18,497
Total liabilities .....................................   $     73,385   $    538,226
   Lines of credit and other secured borrowings .......         69,826        530,569

         Trading Securities. During the first six months of 2006, trading securities increased by $29,608 largely due to residual securities with a fair value of $18,919 at June 30, 2006 that were retained in connection with the first and second quarter loan securitizations. We also acquired residual and subordinate securities with a fair value of $11,053 during the second quarter of 2006. In addition to providing various mortgage due diligence and loan origination services, our strategy in this business includes the targeted acquisition of residual securities. We acquire residual securities directly from third parties or retain them in connection with loan securitization transactions.

         Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. The weighted average remaining life of these securities was 3.54 years at June 30, 2006. The anticipated effective yield to maturity as of June 30, 2006 based on the purchase price, actual cash flows received to date and the current estimate of future cash flows under the pricing assumptions at June 30, 2006 was 22.94%. The original anticipated effective yield to maturity based on the purchase price and anticipated future cash flows under pricing assumptions at the time of purchase was 17.87%. Differences in the June 30, 2006 anticipated yield to maturity from that originally anticipated are due to differences between estimated cash flows and actual cash flows. Each quarter, we update the assumptions used to estimate future cash flows based on the actual results to date. The primary assumptions include prepayment speeds, loss rates and the discount rate. The mortgages that underlie our residential trading unrated subprime subordinate and residual securities amounted to $1,201,917 at June 30, 2006 and are secured by properties located in 50 states, one U.S. territory and the UK. The largest aggregate value of mortgages in any one state, territory or foreign country is $172,278 in Florida.

         Loans Held for Resale. Loans held for resale represent single-family residential loans originated or acquired by our Residential Origination Services segment that we intend to sell or securitize. The $510,186 decline in loans held for resale during the first six months of 2006 is primarily due to the first quarter securitization of loans with a carrying value of $428,168 that we had acquired during the fourth quarter of 2005. During the second quarter of 2006, we also completed the securitization of loans with a carrying value of $214,522 that we had acquired primarily during the first quarter of 2006. The aggregate balances related to our other loan refinancing, origination and sale programs have also declined during 2006. Loans held for resale are carried at the lower of cost or market value and were comprised of the following at June 30, 2006:

o Loans with a carrying value of $79,148, net of a market valuation reserve of $185, originated in connection with our subprime origination operations.
o Loans with a carrying value of $22,293 originated in response to requests from Residential Servicing customers to refinance their mortgages. Only loans with sales commitments prior to closing are originated under this program. Of the loans outstanding at June 30, 2006, nearly all were sold in July 2006.
o Loans with a carrying value of $13,044, net of a market valuation reserve of $4,481, acquired as a part of our securitization activities. Loans with a carrying value of $10,996 were acquired during the third quarter of 2005. The remaining loans were acquired during the second quarter of 2006. The carrying value at June 30, 2006 includes $9,206 of non-performing loans.

         Receivables. The $8,835 decrease in receivables during the first six months of 2006 is primarily due to the collection of interest and other amounts related to loans held for resale, the balance of which has declined significantly since the end of the year, as discussed above.

         Lines of Credit and Other Secured Borrowings. Lines of credit and other secured borrowings, which are secured by residential mortgage loans unless otherwise noted, are as follows:

                                                                                                          Balance Outstanding at
                                                                                          Unused        --------------------------
                                                                                         Borrowing       June 30,       December 31,
     Borrowing Type                    Interest Rate                     Maturity        Capacity          2006            2005
--------------------------   ----------------------------------       --------------    ----------      ----------      ----------
Repurchase agreement (1)            1-Month LIBOR + 75                  March 2006      $       --      $       --      $  459,400

                                 Overnight LIBOR + 80 - 110
Repurchase agreement (2)               basis points                     June 2007           68,178           6,822              --

Repurchase agreement              1-Month LIBOR + 50 bps              February 2007          2,746           7,254              --

Repurchase agreement (3)          1-month LIBOR +125 bps                April 2036             N/A           2,477              --

Master loan and security     1-Month LIBOR + 55 or 355 to 1005
   agreement (4)                       basis points                     June 2007           21,728           53,272         71,169
                                                                                        ----------      -----------     ----------
                                                                                        $   92,652      $    69,825     $  530,569
                                                                                        ==========      ===========     ==========

(1) This agreement matured on March 31, 2006 and was not extended. The loans we acquired in the fourth quarter of 2005 were funded through a transaction involving the sale of loans under this agreement to repurchase, which we accounted for as a collateralized financing. The loans were securitized in the first quarter of 2006, and the outstanding balance was repaid.
(2) The interest rate on this agreement varies based on the type of loan sold. The size of this facility has been reduced to $75,000, and the maturity date has been extended to June 29, 2007. Overnight LIBOR was 5.37% at June 30, 2006.
(3) This agreement has no stated credit limit. Lending is determined for each transaction based on the acceptability of the securities presented as collateral.
(4) We, together with two consolidated VIEs, one of which is now consolidated as a majority-owned subsidiary, entered into this agreement on October 11, 2005 and borrowings under this agreement are secured by mortgage loans. We can borrow up to 100% of the principal balance of the mortgage loans or 98% of the market value of the loans whichever is lower. Borrowing up to 90% of the unpaid principal balance of the loans or 88.2% of the market value of the loans bears interest at LIBOR plus 55 basis points. Borrowing above this level bears interest at LIBOR plus 355 to 1005 basis points, depending on the type of loan. Subsequently, the remaining VIE was removed from this facility, and the maximum amount of the facility was reduced to $75,000.

Comparative selected operations data is as follows:
---------------------------------------------------

                                                                       Three months                    Six months
                                                               ----------------------------    ----------------------------
For the periods ended June 30,                                     2006            2005            2006            2005
------------------------------------------------------------   ------------    ------------    ------------    ------------
Pre-tax income (loss) ......................................   $     (2,083)   $      1,724    $      2,940    $      4,558
Revenue:
     Process management fees ...............................   $     14,019    $     12,833    $     28,507    $     25,103
     Other .................................................            412              37             499              34
                                                               ------------    ------------    ------------    ------------
        Total revenue ......................................   $     14,431    $     12,870    $     29,006    $     25,137
                                                               ============    ============    ============    ============
Operating expenses:
     Compensation and benefits .............................   $      4,938    $      2,747    $     12,204    $      5,421
     Servicing and origination .............................          5,978           5,740          12,932          10,702
     Technology and communications .........................          2,163           2,000           3,897           3,342
     Professional services .................................            703             265           3,036             407
     Occupancy and equipment ...............................            716             449           1,323             785
     Other .................................................          3,053           2,058           4,918           3,683
                                                               ------------    ------------    ------------    ------------
        Total operating expenses ...........................   $     17,551    $     13,259    $     38,310    $     24,340
                                                               ============    ============    ============    ============
Other income (expense):
     Interest income:
        Subordinate and residual trading securities ........   $      3,410    $      3,301    $      6,199    $      6,755
        Loans held for resale ..............................            875               4          13,668               9
        Other ..............................................             92               2             208               4
                                                               ------------    ------------    ------------    ------------
         Total interest income .............................          4,377           3,307          20,075           6,768
     Interest expense ......................................         (2,164)           (416)        (12,246)           (918)
     Gain (loss) on trading securities .....................          1,774          (1,380)          1,910          (2,708)
     Gain (loss) on loans held for resale, net .............         (3,437)             --          (1,221)             --
     Other, net ............................................            487             602           3,726             619
                                                               ------------    ------------    ------------    ------------
        Total other income (expense) .......................   $      1,037    $      2,113    $     12,244    $      3,761
                                                               ============    ============    ============    ============

         Process Management Fees. The principal components of process management fees are:

                                                  Three months                   Six months
                                           ---------------------------   ---------------------------
For the periods ended June 30,                 2006           2005           2006           2005
----------------------------------------   ------------   ------------   ------------   ------------
Property valuation fees ................   $      6,163   $      7,497   $     13,245   $     14,302
Mortgage due diligence fees ............          2,681          2,176          5,450          3,989
Loan refinancing fees ..................          2,232          1,294          4,468          2,557
Other ..................................          2,943          1,866          5,344          4,255
                                           ------------   ------------   ------------   ------------
                                           $     14,019   $     12,833   $     28,507   $     25,103
                                           ============   ============   ============   ============

         Other process management fees primarily includes title service and other fees earned from vendors in the REALTrans network.

         Compensation and Benefits Expense. Compensation and benefits expense for the 2006 periods include a VIE that we began consolidating as of the end of 2005. This entity is a small start-up subprime loan originator that commenced operations in July 2005. During the second quarter of 2006, our voting interest in this VIE exceeded 50%, and it is now consolidated as a majority-owned subsidiary. Compensation and benefits expense related to this entity amounted to $1,198 and $4,065 for the second quarter and first six months of 2006, respectively. In addition, compensation and benefit expenses associated with the mortgage fulfillment center and due diligence operation we acquired in December 2004 increased by $1,279 and $3,255 in the three and six month periods ended June 30, 2006, respectively, as compared to the same periods of the prior year. This increase is primarily due to increased staffing as a result of building capacity in this business.

         Servicing and Origination Expenses. Servicing and origination expenses consist primarily of fees incurred in connection with the residential property valuation services that we provided. These fees amounted to $3,868 and $4,931 during the second quarter of 2006 and 2005, respectively. Year to date, such fees amounted to $8,181 and $8,985 during 2006 and 2005, respectively. Servicing and origination expenses also include expenses related to loan refinancing, title services and the subprime originations VIE that we began consolidating as of the end of 2005.

         Professional Services Expenses. The increase in professional services in the 2006 periods is primarily due to underwriting fees and other direct costs incurred in connection with the two loan securitization transactions.

         Interest Income. The increase in interest income in the second quarter and first six months of 2006 as compared to the same periods of 2005 is largely due to an increase in the average balance of loans held for resale, primarily as a result of acquisitions during the fourth quarter of 2005 and the first quarter of 2006. The consolidation of the subprime originations VIE as of the end of 2005 also contributed to the increase.

         Interest Expense. The increase in interest expense in the second quarter and first six months of 2006 as compared to the same periods of 2005 reflects the additional funding requirements as a result of the increase in the average balance of loans held for resale. The increase is also partially attributed to the consolidation of the subprime originations VIE as of the end of 2005.

         Gain (Loss) on Trading Securities. The net gains in the 2006 periods include unrealized gains of $3,402 and $2,606 during the second quarter and first six months, respectively, on subordinate and residual securities acquired or retained in connection with securitization transactions. These gains were partly offset by unrealized losses of $(1,026) and $(1,873) for the same periods, on unrated subprime residual securities backed by loans originated in the U.K. The net losses on trading securities in the 2005 periods represent unrealized losses on unrated subprime residual securities, primarily those backed by loans originated in the UK. A decline in cash flows from the UK securities as they mature has resulted in reduced interest income and a decline in fair value.

         Gain (Loss) on Loans Held for Resale, Net. The components of gain
(loss) on loans held for resale, net, are:

                                                             Three months                     Six months
                                                     ----------------------------    ----------------------------
For the periods ended June 30,                           2006            2005            2006            2005
--------------------------------------------------   ------------    ------------    ------------    ------------
Gain (loss) on sales and securitizations .........   $     (1,977)   $         --    $      1,128    $         --
Valuation losses .................................         (1,460)             --          (2,349)             --
                                                     ------------    ------------    ------------    ------------
                                                     $     (3,437)   $         --    $     (1,221)   $         --
                                                     ============    ============    ============    ============

         During the second quarter, we recorded a loss of $(2,294) on the securitization of $214,522 of loans, the majority of which we had acquired during the first quarter of 2006. A gain of $3,105 was recognized in the first quarter on the securitization of loans with a carrying value of $428,168 that we had acquired during the fourth quarter of 2005. We determine the gain by allocating the carrying value of the loans between loans sold and the interests retained, based on their relative estimated fair values. The gain on sale that we report represents the difference between the cash proceeds from the sale and the cost allocated to the loans sold. In connection with these securitizations, we retained the mortgage servicing rights and the residual securities. Valuation losses represent charges that we recorded to reduce loans held for resale to market value.

         Other, Net. Other income for the second quarter and first six months of 2006 includes $1,251 and $2,898, respectively, of net realized and unrealized gains related to Eurodollar interest rate futures contracts.

Business Process Outsourcing

Comparative selected operations data is as follows:
---------------------------------------------------

                                                  Three months                   Six months
                                           ---------------------------   ---------------------------
For the periods ended June 30,                 2006           2005           2006           2005
----------------------------------------   ------------   ------------   ------------   ------------
Pre-tax income (loss) ..................   $        686   $        264   $        674   $        362
Process management fees ................          2,656          2,858          5,379          5,443
Operating expenses .....................          1,963          2,575          4,688          5,030

         The decline in process management fee revenue in the 2006 periods reflects the loss of a client due to a merger during the first quarter of 2006. Operating expenses have also declined in the 2006 periods, primarily as a result of cost reduction efforts initiated during the second quarter of 2006.

Corporate Items and Other

Comparative selected balance sheet data is as follows:
------------------------------------------------------

                                                            June 30,     December 31,
                                                              2006           2005
                                                          ------------   ------------
Total assets ..........................................   $    652,909   $    382,513
   Cash ...............................................        189,074        264,373
   Trading securities .................................        203,234          4,939
   Receivables ........................................         21,129         21,891
   Deferred tax assets, net ...........................        171,300         20,270
   Premises and equipment, net ........................         34,458         37,227
   Other assets .......................................         32,608         32,716
Total liabilities .....................................   $    206,981   $    214,894
   Lines of credit and other secured borrowings .......         14,482         14,661
   Debt securities ....................................        150,329        154,329
   Other liabilities ..................................         42,171         45,904

         Trading Securities. The fair value of our trading securities in the Corporate Items and Other segment is as follows:

                                                       June 30,     December 31,
                                                         2006           2005
                                                     ------------   ------------

Investment grade securities:
     Commercial paper ............................   $    121,232   $         --
     Investment funds ............................         73,389             --
     Other .......................................          7,823          1,685
                                                     ------------   ------------
                                                          202,444          1,685
Subordinates .....................................            790          3,254
                                                     ------------   ------------
                                                     $    203,234   $      4,939
                                                     ============   ============

         Receivables. Receivables in this segment consist of the following:

                                                                 June 30,     December 31,
                                                                   2006           2005
                                                               ------------   ------------
Amounts due from sales of affordable housing properties ....   $     12,783   $     13,160
Security deposits ..........................................          3,698          3,678
Other ......................................................          4,648          5,053
                                                               ------------   ------------
                                                               $     21,129   $     21,891
                                                               ============   ============

         Payments to be received in future years (through June 2014) from the sale of investments in affordable housing properties are net of unaccreted discounts of $1,187 and $1,530 and reserves for doubtful accounts of $6,531 and $6,150 at June 30, 2006 and December 31, 2005, respectively. Our final sale of an affordable housing limited partnership investment occurred during 2005.

         Deferred tax assets, net. The $151,030 increase in deferred tax assets, net, in 2006 is primarily due to the reversal of $145,211 of valuation allowances during the second quarter. This reversal was recorded as an income tax benefit. Based on our positive earnings trend in recent periods and a more stable outlook for future taxable income, we determined that it was appropriate to reverse this portion of the deferred tax asset valuation allowance in order to increase the net deferred tax asset to the amount that we are more likely than not to realize in future periods. In addition, $4,794 of capital losses expired which resulted in equal and offsetting declines in both the gross deferred tax asset and valuation allowance but had no impact on the net deferred tax asset balance. Deferred tax assets are net of valuation allowances totaling $13,797 and $163,802 at June 30, 2006 and December 31, 2005, respectively. See
Note 6 to our Interim Consolidated Financial Statements.

         Other Assets. Other assets held by this segment are comprised of the following:

                                                       June 30,     December 31,
                                                         2006           2005
                                                     ------------   ------------
Interest earning collateral deposits .............   $     15,344   $     15,164
Deferred debt-related issuance costs .............          4,213          4,755
Goodwill and intangibles .........................          5,435          5,435
Real estate ......................................          3,382          4,062
Prepaid expenses .................................          2,945          2,390
Other ............................................          1,289            910
                                                     ------------   ------------
                                                     $     32,608   $     32,716
                                                     ============   ============

         Interest earning collateral deposits at both June 30, 2006 and December 31, 2005 include $8,912 of deposits that were required in order to obtain surety bonds for affordable housing properties that we sold before the end of the fifteen-year tax credit amortization period and on which we have previously claimed tax credits on our income tax returns. Interest earning collateral deposit balances also include a $5,000 cash collateral account required under the Guaranty we entered into in connection with debanking.

         Lines of Credit and Other Secured Borrowings. Lines of credit and other secured borrowings in this segment represent a mortgage note collateralized by our loan servicing call center located in Orlando, Florida. This note has a fixed interest rate of 5.62% and matures in October 2014.

         Debt Securities. Debt securities consist of the following:

                                                                                June 30,     December 31,
                                                                                  2006           2005
                                                                              ------------   ------------
3.25% Contingent Convertible Senior Unsecured Notes due August 1, 2024 ....   $     96,900   $    100,900
10.875% Capital Securities due August 1, 2027 .............................         53,429         53,429
                                                                              ------------   ------------
                                                                              $    150,329   $    154,329
                                                                              ============   ============

         The Convertible Notes declined by $4,000 during 2006 as a result of repurchases during the first quarter that generated total gains of $25, net of the write-off of unamortized issuance costs.

         Other Liabilities. Other liabilities in this segment consist primarily of accruals for incentive compensation awards, audit fees, legal fees and settlements, interest on debt securities and other operating expenses. Other liabilities also include funds of third parties held on deposit by BOK.

Comparative selected operations data is as follows:
---------------------------------------------------

                                                             Three months                    Six months
                                                     ----------------------------    ----------------------------
For the periods ended June 30                            2006            2005            2006            2005
--------------------------------------------------   ------------    ------------    ------------    ------------
Pre-tax income (loss) ............................   $        241    $          6    $     (1,095)   $     (3,462)
Revenue ..........................................   $        140    $         (4)   $         34    $        (68)
Operating expenses ...............................   $      1,530    $      2,489    $      4,247    $      4,476
Other income (expense), net:
     Interest income .............................   $      1,764    $      3,236    $      4,056    $      6,036
     Interest expense ............................         (1,347)         (3,201)         (1,931)         (6,887)
     Gain (loss) on trading securities ...........            (74)            111            (583)             41
     Other, net ..................................          1,288           2,353           1,576           1,892
                                                     ------------    ------------    ------------    ------------
        Total other income (expense) .............   $      1,631    $      2,499    $      3,118    $      1,082
                                                     ============    ============    ============    ============

         Operating Expenses. Operating expenses for the quarter ended June 30, 2006 and 2005 include $1,301 and $1,271, respectively, of expenses associated with business activities that are individually insignificant, primarily Affordable Housing, Commercial Assets and BOK. Year to date, the expenses associated with these business activities were $2,633 and $2,575 for 2006 and 2005, respectively.

         Interest Income. The decline in interest income in the second quarter and first six months of 2006 as compared to the same periods of 2005 reflects a decline in cash, investment grade securities and other short-term investments after debanking, offset in part by an increase in interest income on a commercial unrated subordinate security arising out of a cash distribution in the first quarter of 2006.

         Interest Expense. The decline in interest expense in the second quarter and first six months of 2006 as compared to the same periods of 2005 is partly due to a decline in interest expense on debt securities as a result of repurchases during the third and fourth quarters of 2005. Also, interest expense for the second quarter and first six months of 2005 included $1,256 and $2,915, respectively, on customer deposits prior to debanking. We retained a greater amount of interest expense in the Corporate Items and Other segment in the first six months of 2005, reflecting the high cash balances that we were holding in preparation for debanking.

         Gain (Loss) on Trading Securities. The losses in the 2006 periods primarily reflect a decline in the fair value of a commercial unrated subordinate security as a result of a large cash distribution received in the first quarter of 2006. This distribution also resulted in an increase in interest income as previously disclosed.

         Other, net. The 2006 periods include a gain of $1,261 from the sale of a land parcel during the second quarter that had a carrying value of $844. The 2005 periods include a gain of $1,750 we recognized in the second quarter in connection with the assumption by Marathon of our customer deposit liabilities on June 30, 2005, as part of debanking.

MINORITY INTEREST IN SUBSIDIARY

Minority interest of $1,892 and $1,853 at June 30, 2006 and December 31, 2005, respectively, primarily represents the investment in GSS by Merrill Lynch, which owns 30% of GSS.

STOCKHOLDER'S EQUITY

         Stockholders' equity amounted to $516,437 at June 30, 2006 as compared to $347,407 at December 31, 2005. The $169,030 increase in stockholders' equity during first six months of 2006 was primarily due to net income of $175,619 and the issuance of 294,107 shares of common stock to employees as a result of the exercise of stock options and the vesting of stock awards, offset in part by the repurchase of 1,000,000 shares for $11,000.

         Information regarding purchases of our common stock during the six months ended June 30, 2006 is as follows:

                                                Average            Total number of shares          Maximum number of shares that
                                              Share Price       purchased as part of publicly     may yet be purchased under the
      Period            Number of shares         paid                 announced plans                          plans
-------------------    -------------------   --------------    -------------------------------   --------------------------------
   May 1 - May 31           1,001,259           $ 11.00                      --                              5,568,900

         A total of 1,000,000 shares were purchased on May 9, 2006 from a corporation controlled by a member of OCN's Board of Directors at a price of $11.00 per share. As disclosed in Note 3 to the Interim Consolidated Financial
Statements, we also purchased a total of 1,259 fractional shares on May 12, 2006 at a cost of $11.29 per share in connection with the Reverse/Forward Split. Our ability to repurchase shares of our common stock is restricted under the terms of the Guaranty that we entered into with the OTS in connection with debanking.

INCOME TAX EXPENSE (BENEFIT)

         The following table provides details of our income tax expense
(benefit) for the periods indicated:

                                                                                    Three months                 Six months
                                                                             --------------------------  --------------------------
For the periods ended June 30,                                                   2006          2005          2006          2005
--------------------------------------------------------------------------   ------------  ------------  ------------  ------------
Income tax expense (benefit) on income before taxes ......................   $      3,519  $      1,141  $      8,444  $      1,691
Provision for (reversal of) valuation allowance on deferred tax assets ...       (145,211)         (843)     (145,211)         (843)
Provision for recapture of base year bad debt reserves ...................             --         1,967            --         1,967
                                                                             ------------  ------------  ------------  ------------
     Total income tax expense (benefit) ..................................   $   (141,692) $      2,265  $   (136,767) $      2,815
                                                                             ============  ============  ============  ============

         As disclosed in Note 6 to our Interim Consolidated Financial Statements, we reversed $145,211 of valuation allowances on our deferred tax assets during the second quarter of 2006 in order to increase the net deferred tax asset to the amount that is more likely than not to be realized in future periods. Our determination that it was appropriate to reverse the valuation allowances in the second quarter of 2006 was primarily based on a positive trend in our recent earnings history and a more positive outlook for future earnings.

         In the second quarter of 2005, we recorded a one-time provision of $1,967 ($1,124 net of a related reversal of the valuation allowance on the deferred tax asset) to recognize a deferred tax liability arising from the recapture of bad debt reserves in connection with our termination of the Bank's status as a federal savings bank.

         Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes, low-income housing tax credits and changes in the deferred tax valuation allowance. Excluding the effect of the reversal of valuation allowances on deferred tax assets in the second quarter of 2006, our effective tax rate was 21.73% for the first six months of 2006. Excluding the effect of the one-time provision for the recapture of bad debt reserves in the second quarter of 2005, our effective tax rate was 20.85% for the first six months of 2005. We estimate our effective tax rate based on projected full-year results, and we revise the estimate quarterly during the year.

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

Liquidity

         Our primary sources of funds for liquidity are:

         o  Lines of credit and other secured       o  Servicing fees
            borrowings                              o  Payments received on
         o  Match funded liabilities                   trading securities
         o  Debt securities                         o  Interest payments on and
                                                       proceeds from sales of
                                                       loans

         We closely monitor our liquidity position and ongoing funding requirements. At June 30, 2006, we had $191,919 of unrestricted cash, which represented 12% of total assets. We also had $202,444 of investment grade securities at June 30, 2006. Total cash and investment grade securities comprised 24% of total assets at June 30, 2006. Under certain of our credit facilities, we are required to maintain minimum liquidity levels. Among the risks and challenges associated with our funding activities are the following:

o Cash requirements to fund our acquisition of additional servicing rights and related advances and to fund existing operations and growth in other core business lines.
o The maturity of existing lines of credit and other secured borrowings at various dates through June 2007, subject to the renewals of these agreements. We had an aggregate balance of $170,876 outstanding under these agreements at June 30, 2006.

         Our credit facilities are summarized as follows:

                                                                               Unused Borrowing      Balance Outstanding
                                                          Maturity                 Capacity            June 30, 2006
                                                    ---------------------       --------------         --------------
Residential Servicing:
      Match funded liability ....................   Nov. 2011 - Mar. 2014       $       54,743         $      220,257
      Match funded liability ....................         Jan. 2007                     31,294                 93,706
      Secured line of credit ....................         Aug. 2006                     36,472                103,528
                                                                                --------------         --------------
                                                                                       122,509                417,491
                                                                                --------------         --------------
Residential Origination Services:
      Repurchase agreement ......................         Jun. 2007                     68,178                  6,822
      Repurchase agreement ......................         Feb. 2007                      2,746                  7,254
      Repurchase agreement ......................         Apr. 2036                        N/A                  2,477
      Secured line of credit ....................         Jun. 2007                     21,728                 53,272
                                                                                --------------         --------------
                                                                                        92,652                 69,825
                                                                                --------------         --------------
Corporate Items and Other:
      Mortgage ..................................         Oct. 2014                         --                 14,482
      Convertible Notes .........................         Aug. 2024                         --                 96,900
      Capital Securities ........................         Aug. 2027                         --                 53,429
                                                                                --------------         --------------
                                                                                            --                164,811
                                                                                --------------         --------------

                                                                                $      215,161         $      652,127
                                                                                ==============         ==============

         We grow our Residential Servicing business primarily through the purchase of servicing rights or by entering into subservicing agreements. Servicing rights entitle us as the owner to earn servicing fees and other types of ancillary income, but they also impose on us various obligations as the servicer. Among these are the obligations to advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance and various other items that are required to preserve the assets being serviced.

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

         We believe that our existing sources of liquidity, including internally generated funds, will be adequate to fund planned activities, although there can be no assurances in this regard. At June 30, 2006, we had $215,161 of unused stated borrowing capacity under existing credit agreements. We continue to evaluate other sources of liquidity, such as debt securities, lines of credit from unaffiliated parties, match funded debt and other secured borrowings. We are examining all of our asset classes to identify additional funding opportunities. This includes receivables, the balance of which amounted to $60,738 at June 30, 2006. We are also examining opportunities to obtain additional funding on loans held for resale during the holding period and to increase financing on our servicing rights and advances.

         Our operating activities provided $480,392 and $152,702 of cash flows during the six months ended June 30, 2006 and 2005, respectively. The increase in net cash flows provided by operating activities primarily reflects a significant decline in loans held for resale as a result of sales and securitizations during the first six months of 2006. During the first six months of 2006, proceeds from sales and securitizations of loans held for resale exceeded purchases and originations during the period by $458,895. Also, $48,630 of principal payments were received on loans held for resale during the first six months of 2006. During the first six months of 2005 purchases and originations exceeded sales and securitizations by $6,279. Although net income for 2006 increased by $170,324, it includes a tax benefit of $136,767 primarily reflecting the reversal of $145,211 of deferred tax asset valuation allowances, a non-cash item.

         Our investing activities used cash flows totaling $52,666 and $52,719 during the six months ended June 30, 2006 and 2005, respectively. Although purchases of premises and equipment declined in the first six months of 2006 as compared to the same period in 2005, the impact on cash flow was largely offset by the effect on 2005 cash flow of the cash received from the sale of a subsidiary.

         Our financing activities used cash flows of $504,208 and $332,641 during the six months ended June 30, 2006 and 2005, respectively. Cash flows used by financing activities in the first six months of 2006 primarily reflect a net decrease in collateralized borrowing agreements used to finance loans held for resale. Net repayments of lines of credit and other secured borrowings amounted to $465,296 during the first six months of 2006 as compared to net proceeds from borrowings of $1,913 for the same periods of 2005. Cash flows used by financing activities during the first six months of 2005 primarily reflect a decline in deposits as a result of maturing certificates of deposit prior to debanking and the cash payment to Marathon in connection with their assumption of our customer deposits on June 30, 2005.

Commitments

         We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include our Convertible Notes, Capital Trust Securities, lines of credit and other secured borrowings and operating leases. See Note 9 to the Interim Consolidated Financial Statements for additional information regarding commitments and contingencies.

Off-Balance Sheet Risks

         As of June 30, 2006 we had outstanding commitments to fund mortgage loans of $52,764 and outstanding commitments to sell $22,293 of our loans held for resale.

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

         The primary risk associated with mortgage servicing rights is that they will lose a portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates or because of higher than anticipated delinquency rates occasioned by deteriorating credit conditions. Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of mortgage servicing rights. As of June 30, 2006, the carrying value and estimated fair value of our residential mortgage servicing rights were $149,498 and $220,476, respectively.

         Our Residential Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and mortgage servicing rights. At June 30, 2006, we had residential servicing advances of $610,852 consisting of advances on loans serviced for others of $258,989 and match funded advances on loans serviced for others of $351,593.

         We are also exposed to interest rate risk because earnings on our residential servicing float balances are affected by short-term interest rates. These float balances, which are not included in our financial statements, amounted to $671,579 at June 30, 2006. We report these earnings as a component of servicing and subservicing fees.

         At June 30, 2006, the combined balance of our match funded liabilities, debt securities, lines of credit and other secured borrowings totaled $652,127. Of this amount $487,317 was variable rate debt, for which debt service costs are sensitive to changes in interest rates, and $164,810 was fixed rate debt.

         Our balance sheet at June 30, 2006 included interest-earning assets totaling $425,715, including $114,485 of loans held for resale.

Impact of Changes in Interest Rates on the Net Value of Interest Rate-Sensitive Financial Instruments

         We perform an interest rate sensitivity analysis of our mortgage servicing rights portfolio every quarter. We currently estimate that the fair value of the portfolio increases or decreases by approximately 2% for every 50 basis point (bp) increase or decrease in interest rates. This sensitivity analysis is limited in that it was performed at a particular point in time; only contemplates certain movements in interest rates; does not incorporate changes in interest rate volatility; is subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and does not incorporate other factors that would impact our overall financial performance in such scenarios. We carry mortgage servicing rights at the lower of amortized cost or fair value by strata. To the extent that fair value were to decline below amortized cost, we would record an impairment charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings. For these reasons, this interest rate sensitivity estimate should not be viewed as an earnings forecast.

         Our Investment Management Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. These techniques include interest rate exchange contracts or "swap" agreements, interest rate caps and floors, U.S. Treasury interest rate futures contracts, Eurodollar futures contracts, foreign currency futures contracts, foreign currency forwards and European swaptions and put options.

         We have entered into foreign currency futures to hedge our net investment in the foreign subsidiary that owns our UK subprime residual securities. The notional amount of these futures was (pound)12,875 ($23,796) at June 30, 2006. Our principal exposure to foreign currency exchange rates exists with the British Pound versus the U.S. dollar. Our operations in India and the foreign operations of GSS and BOK also expose us to foreign currency exchange rate risk. However, this risk is insignificant.

         We have also entered into Eurodollar interest rate futures to hedge our exposure to interest rate risk represented by our loans held for resale prior to their sale or securitization. The notional amount of these futures was $1,154,000 at June 30, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

         Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act) as of June 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006 our disclosure controls and procedures (1) were designed to ensure that material information relating to OCN, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively, in that they provide reasonable assurance that information required to be disclosed by OCN in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         See "Note 9 Commitments and Contingencies" of the Interim Consolidated Financial Statements for information regarding legal proceedings.


ITEM 1A. RISK FACTORS

         See our discussion of risk factors on page 17 of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At our Annual Meeting of Shareholders held on May 4, 2006, the following individuals were elected to the Board of Directors of OCN:

                                                   Votes For     Votes Withheld
                                                 ------------   ----------------
William C. Erbey...........................       55,496,275         335,945
Ronald M. Faris............................       55,448,845         383,375
Martha C. Goss.............................       55,534,441         297,779
Ronald J. Korn.............................       55,534,441         297,779
William H. Lacy............................       55,534,541         297,679
W. Michael Linn............................       53,498,694       2,333,526
W.C. Martin................................       55,533,541         298,679
Barry N. Wish..............................       53,491,386       2,340,834

         Additionally, amendments to our Amended and Restated Articles of Incorporation to provide for a one-for-ten (1-for-10) reverse stock split immediately followed by a ten-for-one (10-for-1) forward stock split of the issued and outstanding shares of our common stock was voted on and approved by the shareholders as follows:


Votes for....................................................        49,297,560
Votes against................................................            10,604
Abstentions..................................................            11,444

         Ratification of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2006 was also voted on and approved by the shareholders as follows:


Votes for....................................................        55,812,466
Votes against................................................            11,127
Abstentions..................................................             8,627

ITEM 6.  EXHIBITS

(3) Exhibits. (Exhibits marked with a " * " denote management contracts or compensatory plans or agreements)

           2.1        Agreement of Merger dated as of July 25, 1999 among Ocwen
                      Financial Corporation, Ocwen Asset Investment Corp. and
                      Ocwen Acquisition Company (1)
           2.2        Stock Purchase Agreement dated as of May 23, 2006 by and
                      among Bankruptcy Management Solutions, Inc., Its
                      Stockholders and Warrant Holder, and BMS Holdings, Inc.
                      (filed herewith)
           2.3        Amendment No. 1 dated July 31, 2006 to the Stock Purchase
                      Agreement by and among Bankruptcy Management Solutions,
                      Inc., Its Stockholders and Warrant Holder, and BMS
                      Holdings, Inc. (filed herewith). The company agrees to
                      furnish supplementally a copy of any omitted schedule to
                      the Commission upon request.
           3.1        Amended and Restated Articles of Incorporation (2)
           3.2        Amended and Restated Bylaws (3)
           4.0        Form of Certificate of Common Stock (2)
           4.1        Certificate of Trust of Ocwen Capital Trust I (4)
           4.2        Amended and Restated Declaration of Trust of Ocwen Capital
                      Trust I (4)
           4.3        Form of Capital Security of Ocwen Capital Trust I
                      (included in Exhibit 4.4) (4)
           4.4        Form of Indenture relating to 10.875% Junior Subordinated
                      Debentures due 2027 of OCN (4)
           4.5        Form of 10.875% Junior Subordinated Debentures due 2027 of
                      OCN (included in Exhibit 4.6) (4)
           4.6        Form of Guarantee of OCN relating to the Capital
                      Securities of Ocwen Capital Trust I (4)
           4.7        Registration Rights Agreement dated as of July 28, 2004,
                      between OCN and Jeffries & Company Inc. (5)
           4.8        Indenture dated as of July 28, 2004, between OCN and the
                      Bank of New York Trust Company, N.A., as trustee (5)
           10.1*      Ocwen Financial Corporation 1996 Stock Plan for Directors,
                      as amended (6)
           10.2*      Ocwen Financial Corporation 1998 Annual Incentive Plan (7)
           10.3       Compensation and Indemnification Agreement, dated as of
                      May 6, 1999, between OAC and the independent committee of the Board of Directors (8)
           10.4       Indemnity agreement, dated August 24, 1999, among OCN and
                      OAC's directors (9)
           10.5*      Amended Ocwen Financial Corporation 1991 Non-Qualified
                      Stock Option Plan, dated October 26, 1999 (9)
           10.6       First Amendment to Agreement, dated March 30, 2000 between
                      HCT Investments, Inc. and OAIC Partnership I, LP (9)
           10.7*      Ocwen Financial Corporation Deferral Plan for Directors,
                      dated March 7, 2005 (10)
           10.8       Collateral Trust Agreement, dated June 28, 2005, between
                      OCN and the Bank of New York Trust Company, N.A. (11)
           10.9       Guaranty, dated June 28, 2005, from OCN to the Guaranteed
                      Parties (11)
           10.10      Cash Collateral Agreement, dated June 28, 2005, among OCN,
                      Bank of New York Trust Company, N.A. as collateral Trustee and Bank of New York Trust Company, N.A. as Account
                      Bank (11)
           10.11      Stock Purchase Agreement, dated May 5, 2006, between
                      Wishco, Inc. and OCN (12)
           31.1       Certification of the Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
           31.2       Certification of the Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
           32.1       Certification of the Chief Executive Officer pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
           32.2       Certification of the Chief Financial Officer pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1) Incorporated by reference from a similarly described exhibit included with the Registrant's Current Report on Form 8-K filed with the Commission on July 26, 1999.
(2) Incorporated by reference from the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1 (File No. 333-5153) as amended, declared effective by the commission on September 25, 1996.
(3) Incorporated by reference from the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
(4) Incorporated by reference from the similarly described exhibit filed in connection with our Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the Commission on August 6, 1997.
(5) Incorporated by reference from the similarly described exhibit included with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
(6) Incorporated by reference from the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-8 (File No. 333-44999), effective when filed with the Commission on January 28, 1998.
(7) Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 1998 Annual Meeting of Shareholders as filed with the Commission on March 31, 1998.
(8) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
(9) Incorporated by reference from the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
(10) Incorporated by reference from the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.
(11) Incorporated by reference from the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
(12) Incorporated by reference from the similarly described exhibit included with the Registrant's Form 8-K filed with the Commission on May 11, 2006.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      OCWEN FINANCIAL CORPORATION

                                      By: /s/ DAVID J. GUNTER
                                          --------------------------------------
                                          David J. Gunter, Senior Vice President
                                          & Chief Financial Officer
                                          (On behalf of the Registrant and as
                                           its principal financial officer)

Date:   August 9, 2006