Form 10-Q
period 2006-09-30
OCWEN FINANCIAL CORP
filed 2006-11-09
CIK 873860

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2006

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

Number of shares of Common Stock, $0.01 par value, outstanding as of November 4, 2006: 63,004,126 shares.

                           OCWEN FINANCIAL CORPORATION
                                    FORM 10-Q



                                      INDEX

================================================================================

PART I - FINANCIAL INFORMATION                                                                                             Page
                                                                                                                           ----

Item 1.  Interim Consolidated Financial Statements (Unaudited)............................................................   3

         Consolidated Balance Sheet at September 30, 2006 and December 31, 2005...........................................   3

         Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005 ...........   4

         Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2006 and 2005..   5

         Consolidated Statement of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2006...........   6

         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005......................   7

         Notes to Consolidated Financial Statements.......................................................................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............................  18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................................  37

Item 4.  Controls and Procedures..........................................................................................  38

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................................  39

Item 1A. Risk Factors.....................................................................................................  39

Item 6.  Exhibits.........................................................................................................  39

Signatures................................................................................................................  41

                         PART I - FINANCIAL INFORMATION
                ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                     September 30,  December 31,
                                                                                         2006           2005
                                                                                     ------------   ------------
Assets
    Cash .........................................................................   $    192,232   $    269,611
    Trading securities, at fair value
        Investment grade .........................................................        222,611          1,685
        Subordinates and residuals ...............................................         46,904         30,277
    Loans held for resale, at lower of cost or market value ......................        212,895        624,671
    Advances .....................................................................        304,374        219,716
    Match funded advances ........................................................        390,575        377,105
    Mortgage servicing rights ....................................................        173,911        148,663
    Receivables ..................................................................         58,265         68,266
    Deferred tax assets, net .....................................................        169,258         20,270
    Premises and equipment, net ..................................................         36,347         40,108
    Other assets .................................................................        105,401         53,801
                                                                                     ------------   ------------
        Total assets .............................................................   $  1,912,773   $  1,854,173
                                                                                     ============   ============

Liabilities and Stockholders' Equity
    Liabilities
        Match funded liabilities .................................................   $    356,179   $    339,292
        Servicer liabilities .....................................................        419,732        298,892
        Lines of credit and other secured borrowings .............................        367,635        626,448
        Debt securities ..........................................................        150,329        154,329
        Other liabilities ........................................................         79,805         85,952
                                                                                     ------------   ------------
           Total liabilities .....................................................      1,373,680      1,504,913
                                                                                     ------------   ------------

    Minority interest in subsidiaries ............................................          1,905          1,853

    Commitments and Contingencies (Note 9)

    Stockholders' Equity
        Common stock, $.01 par value; 200,000,000 shares authorized;
           62,691,167 and 63,133,471 shares issued and outstanding at
           September 30, 2006 and December 31, 2005, respectively ................            627            631
        Additional paid-in capital ...............................................        180,019        184,262
        Retained earnings ........................................................        355,787        163,198
        Accumulated other comprehensive income (loss), net of taxes ..............            755           (684)
                                                                                     ------------   ------------
        Total stockholders' equity ...............................................        537,188        347,407
                                                                                     ------------   ------------
           Total liabilities and stockholders' equity ............................   $  1,912,773   $  1,854,173
                                                                                     ============   ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)

                                                        Three months                   Nine months
                                                ----------------------------    ----------------------------
For the periods ended September 30,                 2006            2005            2006            2005
---------------------------------------------   ------------    ------------    ------------    ------------
Revenue
    Servicing and subservicing fees .........   $     85,580    $     75,776    $    248,437    $    219,807
    Process management fees .................         21,601          18,701          59,750          53,107
    Other revenues ..........................          2,968           2,433           9,548           7,499
                                                ------------    ------------    ------------    ------------
        Total revenue .......................        110,149          96,910         317,735         280,413
                                                ------------    ------------    ------------    ------------

Operating expenses
    Compensation and benefits ...............         21,331          23,722          69,038          72,449
    Amortization of servicing rights ........         27,082          22,975          81,034          73,020
    Servicing and origination ...............         13,303          15,703          39,207          44,884
    Technology and communications ...........          6,498           7,589          19,171          22,850
    Professional services ...................          6,984           4,692          22,383          15,425
    Occupancy and equipment .................          4,785           4,517          14,584          13,330
    Other operating expenses ................          5,145           4,750          11,439          12,728
                                                ------------    ------------    ------------    ------------
        Total operating expenses ............         85,128          83,948         256,856         254,686
                                                ------------    ------------    ------------    ------------

Other income (expense)
    Interest income .........................         12,466           3,864          36,877          16,960
    Interest expense ........................        (11,558)         (8,340)        (38,874)        (25,852)
    Gain (loss) on trading securities .......          2,156            (742)          3,483          (3,409)
    Loss on loans held for resale, net ......            (85)             --          (1,306)             --
    Gain on debt repurchases ................             --             897              25             897
    Other, net ..............................         (1,627)          1,586           4,141           4,014
                                                ------------    ------------    ------------    ------------
        Other income (expense), net .........          1,352          (2,735)          4,346          (7,390)
                                                ------------    ------------    ------------    ------------

Income before income taxes ..................         26,373          10,227          65,225          18,337
Income tax expense (benefit) ................          9,403           2,282        (127,364)          5,097
                                                ------------    ------------    ------------    ------------
    Net income ..............................   $     16,970    $      7,945    $    192,589    $     13,240
                                                ============    ============    ============    ============

Earnings per share
   Basic ....................................   $       0.27    $       0.13    $       3.06    $       0.21
   Diluted ..................................   $       0.25    $       0.12    $       2.71    $       0.21

Weighted average common shares outstanding
  Basic .....................................     62,505,740      62,975,006      62,855,616      62,743,375
  Diluted ...................................     71,689,432      77,397,469      71,798,615      63,843,041

              The accompanying notes are an integral part of these
                        consolidated financial statements

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                              Three months                    Nine months
                                                                       ---------------------------    ---------------------------
For the periods ended September 30,                                        2006           2005            2006           2005
--------------------------------------------------------------------   ------------   ------------    ------------   ------------
Net income .........................................................   $     16,970   $      7,945    $    192,589   $     13,240

Other comprehensive income (loss), net of taxes:

    Change in unrealized foreign currency translation adjustment
        arising during the period (1) ..............................          1,075           (219)          1,439           (458)
                                                                       ------------   ------------    ------------   ------------
Comprehensive income ...............................................   $     18,045   $      7,726    $    194,028   $     12,782
                                                                       ============   ============    ============   ============

(1) Net of tax benefit (expense) of $(631) and $120 for the three months and of $(845) and $247 for the nine months ended September 30, 2006 and 2005, respectively.

              The accompanying notes are an integral part of these
                        consolidated financial statements

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                             (Dollars in thousands)

                                                                                                        Accumulated
                                                                                                           Other
                                                Common Stock              Additional                   Comprehensive
                                          ---------------------------      Paid-in         Retained    Income (Loss),
                                             Shares         Amount         Capital         Earnings     Net of Taxes       Total
                                          ------------    -----------    ------------    ------------   -----------    ------------
Balance at December 31, 2005 ...........    63,133,471    $       631    $    184,262    $    163,198   $      (684)   $    347,407
Net income .............................            --             --              --         192,589            --         192,589
Issuance of common stock awards to
  employees ............................        77,011              1             660                                           661
Exercise of common stock options .......       478,356              5           4,070                                         4,075
Repurchase of common stock .............    (1,000,000)           (10)        (10,990)             --            --         (11,000)
Purchase of fractional shares in
  connection with a reverse/forward
  stock split ..........................        (1,259)            --             (14)             --            --             (14)
Excess tax benefits related to share-
  based awards .........................            --             --             773              --            --             773
Employee compensation -
  Share-based awards ...................            --             --           1,228              --            --           1,228
Director's compensation - Common
  stock ................................         3,588             --              30              --            --              30
Other comprehensive income,
  net of taxes .........................            --             --              --              --         1,439           1,439
                                          ------------    -----------    ------------    ------------   -----------    ------------
Balance at September 30, 2006 ..........    62,691,167    $       627    $    180,019    $    355,787   $       755    $    537,188
                                          ============    ===========    ============    ============   ===========    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

For the nine months ended September 30,                                                           2006            2005
-------------------------------------------------------------------------------------------   ------------    ------------
Cash flows from operating activities
Net income ................................................................................   $    192,589    $     13,240
Adjustments to reconcile net income to net cash provided (used) by operating activities
    Net cash used by trading activities ...................................................       (246,937)        (26,091)
    Purchases of loans held for resale ....................................................       (191,425)             --
    Originations of loans held for resale .................................................       (619,049)       (203,945)
    Principal payments received on loans held for resale ..................................         50,685             292
    Proceeds from sales and securitizations of loans held for resale ......................      1,284,686         124,464
    Premium amortization (discount accretion) on securities, net ..........................         (3,408)            423
    Amortization of servicing rights ......................................................         81,034          73,020
    Depreciation and other amortization ...................................................          9,857           9,578
    Provision for bad debts and charge-offs ...............................................          3,638           5,991
    Loss (gain) on trading securities .....................................................         (3,483)          3,409
    Loss on loans held for resale, net ....................................................          1,306              --
    Gain on sale of real estate ...........................................................         (1,468)         (1,909)
    Gain on sale of deposits ..............................................................             --          (1,750)
    Loss on investments in affordable housing properties ..................................            (38)          1,717
    Reversal of valuation allowance in deferred tax asset .................................       (145,211)           (843)
    Gain on repurchase of debt ............................................................            (25)           (897)
    Excess tax benefits related to share-based awards .....................................           (773)             --
    Increase in advances and match funded advances ........................................        (98,128)        (84,541)
    Decrease (increase) in deferred tax asset other than reversal of valuation allowance ..         (3,777)            226
    Decrease in receivables and other assets, net .........................................          5,553          56,603
    Increase (decrease) in servicer liabilities ...........................................         47,451          (5,916)
    Increase (decrease) in other liabilities, net .........................................         (9,491)         10,797
Other .....................................................................................         (2,340)          2,582
                                                                                              ------------    ------------
Net cash provided (used) by operating activities ..........................................        351,246         (23,550)
                                                                                              ------------    ------------

Cash flows from investing activities
    Principal payments received on match funded loans .....................................             --           1,819
    Purchase of mortgage servicing rights .................................................       (102,198)        (56,708)
    Principal payments received on loans held for investment ..............................            280           6,769
    Purchases, originations and funded commitments on loans held for investment ...........             --            (218)
    Additions to premises and equipment ...................................................         (3,796)         (8,339)
    Proceeds from the sale of real estate and affordable housing properties ...............          2,005          12,723
    Investment in an unconsolidated entity ................................................        (45,809)             --
    Proceeds from the sale of a subsidiary ................................................             --           4,337
    Net cash from consolidated variable interest entity ...................................            247              --
                                                                                              ------------    ------------
Net cash used by investing activities .....................................................       (149,271)        (39,617)
                                                                                              ------------    ------------

Cash flows from financing activities
    Decrease in deposits and escrow deposits ..............................................             --        (210,850)
    Sale of deposits ......................................................................             --        (165,741)
    Premium received on sale of deposits ..................................................             --           1,500
    Proceeds from (repayments of) lines of credit and other secured borrowings, net .......       (285,497)         47,655
    Proceeds from match funded liabilities, net ...........................................         16,888          46,149
    Repurchase of debt securities .........................................................         (3,865)        (10,569)
    Excess tax benefits related to share-based awards .....................................            773              --
    Repurchase of common stock ............................................................        (11,014)             --
    Exercise of common stock options ......................................................          3,361             805
                                                                                              ------------    ------------
Net cash used by financing activities .....................................................       (279,354)       (291,051)
                                                                                              ------------    ------------

Net decrease in cash ......................................................................        (77,379)       (354,218)
Cash at beginning of period ...............................................................        269,611         542,891
                                                                                              ------------    ------------
Cash at end of period .....................................................................   $    192,232    $    188,673
                                                                                              ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                  OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                    (Dollars in thousands, except share data)


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

         Ocwen Financial Corporation ("OCN"), through its subsidiaries, is engaged in business activities related to residential and commercial servicing, consumer unsecured debt collections and loan origination services. At September 30, 2006, OCN owned all of the outstanding stock of its primary subsidiaries:
Ocwen Loan Servicing, LLC ("OLS"), Investors Mortgage Insurance Holding Company and Ocwen Financial Solutions, Private Limited ("India"). Effective June 30, 2005, Ocwen Federal Bank FSB (the "Bank"), a wholly owned subsidiary, voluntarily terminated its status as a federal savings bank and dissolved, a process we refer to as "debanking".

Basis of presentation

         The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission ("SEC") to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2006. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

         Prior to debanking, our consolidated financial statements followed the presentation requirements of Regulation S-X, Article 9, Bank Holding Companies. As a result of debanking, effective December 31, 2005, we revised the presentation of our consolidated financial statements to better align our presentation with the growth and significance of loan servicing and loan origination services, our principal businesses. The principal change in our consolidated financial statements for the periods presented as compared to the presentation in prior periods is in the format of our consolidated statement of operations. In adopting the new format for our consolidated statement of operations, we have made a number of reclassifications of expenses. The most significant of these reclassifications has been to report as operating expenses amounts that were netted against the revenues that were previously reported as servicing and related fees. These expenses are directly related to the generation of revenues and are reported in our consolidated statement of operations as amortization of servicing rights and as components of servicing and origination. Servicing and origination includes expenses of $8,989 and $26,776 for the three and nine months ended September 30, 2005, respectively, that had previously been netted against revenues reported in servicing and other fees. Similarly, expenses previously included in loan expenses on the consolidated statement of operations are also principally reported as components of servicing and origination expense.

         Revenues that are associated with our Residential Origination Services business segment are reported in a separate revenue category, process management fees. These revenues were previously reported as a component of servicing and related fees. Other categories of income, including interest income and interest expense, which were previously reported as revenues but which were not related to the operations of our principal business segments, are reported in other income (expense).

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

Principles of Consolidation

         We evaluate special purpose entities first for classification as a "qualifying special purpose entity" ("QSPE") as specified by Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). Where we determine that a special purpose entity is classified as a QSPE, it is excluded from our consolidated financial statements. Where we determine that a special purpose entity is not classified as a QSPE, it is further evaluated for classification as a variable interest entity ("VIE") as specified by FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised. When a special purpose entity meets the definition of a VIE, and OCN is identified as the primary beneficiary of the entity, it is included in our consolidated financial statements. The most significant of the VIEs identified during the reporting periods is engaged in the origination, acquisition and subsequent securitization or sale of subprime single family residential loans. During the second quarter of 2006, our voting interest in this consolidated VIE exceeded 50%, and we now treat it as a majority-owned subsidiary. The creditors of the remaining VIEs have no recourse against OCN.

         All material intercompany accounts and transactions have been eliminated in consolidation. We report minority interests in our majority-owned subsidiaries as a separate item on our consolidated balance sheets. Minority interest in our earnings is included in other income (expense), net, on our consolidated statements of operations.

Cash and Cash Equivalents

         Cash includes both interest-bearing and non-interest-bearing deposits with financial institutions. Other highly liquid investments when purchased with a maturity of three months or less are considered to be cash equivalents and are included in investment grade trading securities.

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

         Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), using the modified prospective method. Accordingly, results for prior periods have not been restated. Compensation and benefits expense for the nine months ended September 30, 2006 includes $795 ($578 after tax) related to stock options. As a result of adopting FAS 123(R), incremental compensation expense related to stock options for the nine months ended September 30, 2006 was $371 ($269 after tax).

         There were no new option grants during the nine months ended September 30, 2006, however, 478,356 stock options were exercised and 49,881 were forfeited during that period. At September 30, 2006, a total of 3,752,237 stock options were outstanding, of which 2,940,975 were exercisable. Cash received from the exercise of stock options during the nine months ended September 30, 2006 was $3,361. Financing cash inflows for that same period include $737 of tax benefits arising from related tax deductions that reduce the amount of income taxes that would otherwise be payable. The total intrinsic value of stock options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, was $2,884 for the nine months ended September 30, 2006. As of September 30, 2006, unrecognized compensation costs related to non-vested stock options amounted to $2,114, which will be recognized over a weighted-average remaining requisite service period of approximately 2.5 years.

         SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." In February 2006, the FASB issued SFAS No. 155 as an amendment to SFAS No. 133 and SFAS No. 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The standard also: a) Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; b) Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; c) Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and d) Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We believe that the adoption of SFAS No.155 will not have a material impact on our consolidated financial statements.

         SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." FASB issued SFAS No. 156 in March 2006 as an amendment to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and liabilities. Recognition of a servicing asset or liability would be required each time an entity commits to service a financial asset through a servicing contract that:
a) represents a transfer of the servicer's financial assets that meets the requirements for sale accounting, b) represents a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", or c) represents an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

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

         A prospective application of SFAS 156 is required as of the beginning of an entity's first fiscal year that begins after September 15, 2006. We have not yet determined which subsequent measurement method we will adopt effective January 1, 2007. As of September 30, 2006, the estimated fair value of our mortgage servicing rights was $243,666 as compared to a carrying value of $173,911. These amounts include commercial mortgage servicing rights acquired on June 20, 2006 that have a fair value and carrying value of $1,943 and $1,927, respectively, at September 30, 2006.

         SFAS No. 157, "Fair Value Measurements." SFAS No.157, which was issued in September 2006, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The statement requires disclosures about the fair value of assets and liabilities in all periods subsequent to initial recognition, including tabular disclosure of quantitative data in both annual and interim periods and a narrative discussion of valuation techniques used in all annual periods. SFAS No.157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS No.157 will have on our consolidated financial statements.

         FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes
- an interpretation of FASB Statement No.109" ("FIN 48"). FIN 48 was issued in June 2006 and clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position expected to be taken in a tax return, including determining whether a tax position, based on its technical merits, is more likely than not to be sustained upon examination, including any related appeals or litigation processes. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact that FIN 48 will have on our consolidated financial statements.

         SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") In September 2006, the SEC issued SAB No. 108, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements from the prior year when evaluating misstatements in current year financial statements. SAB No. 108 requires that companies quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material. If the effect of the initial adoption of SAB No. 108 is material, then companies will record the cumulative effect adjustment in opening retained earnings as of the year of adoption and disclose the nature and amount of each individual error being corrected. SAB No. 108 is effective for the first fiscal year ending after November 15, 2006. We believe that the adoption of SAB No. 108 will not have a material impact on our consolidated financial statements.

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

         The following is a reconciliation of the calculation of basic EPS to diluted EPS for the periods ended September 30:

                                                                         Three months                   Nine months
                                                                  ---------------------------   ---------------------------
                                                                      2006           2005           2006           2005
                                                                  ------------   ------------   ------------   ------------
Basic EPS:
----------
Net income ....................................................   $     16,970   $      7,945   $    192,589   $     13,240
                                                                  ============   ============   ============   ============

Weighted average shares of common stock .......................     62,505,740     62,975,006     62,855,616     62,843,375
                                                                  ============   ============   ============   ============

Basic EPS .....................................................   $       0.27   $       0.13   $       3.06   $       0.21
                                                                  ============   ============   ============   ============

Diluted EPS:
------------
Net income ....................................................   $     16,970   $      7,945   $    192,589   $     13,240
Interest expense on Convertible Notes, net of income tax (1) ..            708          1,381          2,134             --
                                                                  ------------   ------------   ------------   ------------
Adjusted net income ...........................................   $     17,678   $      9,326   $    194,723   $     13,240
                                                                  ============   ============   ============   ============

Weighted average shares of common stock .......................     62,505,740     62,975,006     62,855,616     62,843,375
Effect of dilutive elements:
  Convertible Notes (1) .......................................      7,962,205     13,599,019      7,962,205             --
  Stock options (2) ...........................................      1,178,747        723,542        937,958        812,251
  Common stock awards .........................................         42,740         99,902         42,836        187,415
                                                                  ------------   ------------   ------------   ------------
Dilutive weighted average shares of common stock ..............     71,689,432     77,397,469     71,798,615     63,843,041
                                                                  ============   ============   ============   ============

Diluted EPS ...................................................   $       0.25   $       0.12   $       2.71   $       0.21
                                                                  ============   ============   ============   ============

(1) The effect of our Convertible Notes on diluted EPS is computed using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, are added back to net income. Conversion of the Convertible Notes into shares of common stock has not been assumed for purposes of computing diluted EPS for the nine months ended September 30, 2005 because the effect would be anti-dilutive. The effect is anti-dilutive whenever interest expense on the Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS.

(2) Excludes an average of 437,132 and 1,551,865 of options that were anti-dilutive for the third quarter of 2006 and 2005, respectively, because their exercise price was greater than the average market price of our stock. Year to date, an average of 1,013,506 and 1,604,358 options were anti-dilutive for 2006 and 2005, respectively.

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

NOTE 4 DERIVATIVE FINANCIAL INSTRUMENTS

         Except for our swap agreement, our derivative contracts are exchange-traded; therefore, holders of these instruments look to the exchange for performance under these contracts and not to the holders of the offsetting futures contracts. Using exchange-traded instruments minimizes our exposure to risk from nonperformance under these contracts. We are exposed to credit loss in the event of nonperformance by the counterparty to the swap agreement, and we control this risk through credit monitoring procedures, including financial analysis, dollar limits and other monitoring procedures. The notional amount of our contracts does not represent our exposure to credit loss.

Foreign Currency Exchange Rate Risk Management

         Our primary exposure to foreign currency exchange rates relates to the British Pound versus the U.S. Dollar. We entered into foreign currency futures contracts to hedge our net investment in a subsidiary in the United Kingdom that holds subprime residual securities (the "UK residuals"). We have determined that the local currency of our investment in UK residuals is the functional currency. The foreign currency derivative financial instrument related to our investment in the UK residuals was designated as a hedge. Accordingly, for this instrument we include the gains or losses in the net unrealized foreign currency translation in accumulated other comprehensive income in stockholders' equity.

         The following table summarizes our use of British pound currency futures during 2006:

                                                                     Notional
                                                                    Amounts (in
                                                                     Dollars)
                                                                   ------------
Balance at December 31, 2005 ..................................    $     23,148
   Additions ..................................................          69,488
   Maturities .................................................         (70,287)
   Terminations ...............................................              --
                                                                   ------------
Balance at September 30, 2006 .................................    $     22,349
                                                                   ============

Fair value at September 30, 2006 ..............................    $         68
                                                                   ============
Maturity ......................................................      Dec. 2006


Interest Rate Risk Management

         In connection with our Residential Origination Services business, we acquire certain mortgage loan portfolios with the intention of selling or securitizing them within a short period of time. We have used a combination of interest rate swaps and Eurodollar interest rate futures contracts to hedge the exposure to interest rate risk represented by our loans held for resale. Under the interest rate swap agreement, we pay a fixed rate and receive a floating rate. The Eurodollar interest rate futures contracts and interest rate swaps were not designated as hedges, and we recognize our gains and losses in earnings and report them as a component of other income (expense), net.

         The following table summarizes our use of interest rate risk management derivative financial instruments during 2006:

                                                         Notional Amounts
                                                  -----------------------------
                                                     Short
                                                   Eurodollar
                                                  Interest Rate    Interest Rate
                                                    Futures            Swaps
                                                  ------------     ------------
Balance at December 31, 2005 .................    $  3,261,000     $         --
   Additions .................................       2,397,000           70,000
   Maturities ................................        (639,000)              --
   Terminations ..............................      (4,297,000)              --
                                                  ------------     ------------
Balance at September 30, 2006 ................    $    722,000     $     70,000
                                                  ============     ============

Fair value at September 30, 2006 .............    $       (378)    $       (668)
                                                  ============     ============

                                                  Dec. 2006 to
Maturity......................................     Sept. 2011        July 2008


         The net realized and unrealized gains (losses) included in earnings for these instruments were $(2,054) and $845 for the three and nine months ended September 30, 2006, respectively. We had no investment in such instruments during the same periods of 2005.

NOTE 5 REGULATORY MATTERS

         Effective June 30, 2005, the Bank terminated its status as a federal savings bank. Prior to returning its original thrift charter to the Office of Thrift Supervision ("OTS"), the Bank operated as a federal savings bank, and OCN was a registered savings and loan holding company. Our primary regulatory authority was the OTS.

         Pursuant to the conditions set forth in the OTS Approval, OCN entered into an agreement (the "Guaranty") in favor of the OTS and any holders of claims with respect to liabilities assumed by OLS from the Bank (the "Assumed Liabilities"). Assumed Liabilities include all legal actions against the Bank. Assumed liabilities do not include the customer deposit and other liabilities that were assumed by Marathon National Bank of New York ("Marathon") in connection with the Branch Purchase and Deposit Assumption agreement. The Guaranty contains affirmative covenants relating to the maintenance of a $5,000 cash collateral account, reporting requirements, transactions with affiliates, preservation of the existence of our subsidiaries and maintenance of not less than $35,000 of unencumbered financial assets. Pursuant to the Guaranty, we have also agreed to certain limits on the incurrence of debt, merger or sale transactions, disposition of assets and payment of dividends. As of September 30, 2006, we were in compliance with all of the covenants specified in the Guaranty.

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

NOTE 6 INCOME TAXES

         The following table provides details of our income tax expense for the periods indicated:

                                                                    Three months                   Nine months
                                                             ---------------------------   ----------------------------
For the periods ended September 30,                              2006           2005           2006            2005
----------------------------------------------------------   ------------   ------------   ------------    ------------
Income tax expense on income before taxes ................   $      9,403   $      2,282   $     17,847    $      3,973
Reversal of valuation allowance on deferred tax assets ...             --             --       (145,211)           (843)
Provision for recapture of base year bad debt reserves ...             --             --             --           1,967
                                                             ------------   ------------   ------------    ------------
    Total income tax expense (benefit) ...................   $      9,403   $      2,282   $   (127,364)   $      5,097
                                                             ============   ============   ============    ============

         In the second quarter of 2006, we reversed $145,211 of valuation allowances on our deferred tax assets in order to increase the net deferred tax asset to the amount that is more likely than not to be realized in future periods. The valuation allowance has declined from $163,802 at December 31, 2005 to $13,796 at September 30, 2006. The remaining valuation allowance includes $5,115 related to capital loss carryforwards.

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

         In the second quarter of 2005, we recorded a provision of $1,967 ($1,124 net of a related reversal of the valuation allowance on the deferred tax asset) to recognize a deferred tax liability arising from the recapture of bad debt reserves in connection with our termination of the Bank's status as a federal savings bank.

         Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes, low-income housing tax credits and changes in the deferred tax valuation allowance. Excluding the effect of the reversal of valuation allowances on deferred tax assets in the second quarter of 2006, our effective tax rate was 27.36% for the first nine months of 2006. Excluding the effect of the provision for the recapture of bad debt reserves in the second quarter of 2005, our effective tax rate was 21.67% for the first nine months of 2005. We estimate our effective tax rate based on projected full-year results, and we revise the estimate quarterly during the year.

NOTE 7 BUSINESS SEGMENT REPORTING

         A brief description of our business segments, aligned within our two areas of focus, is as follows:

     Servicing
     ---------
       o Residential Servicing. Through this business we provide loan servicing including asset management and resolution services to third party owners of subprime residential mortgage and high loan-to-value loans for a fee. We acquire the rights to service loans by purchasing them or by entering into subservicing contracts. This segment also includes our residential loan servicing system product (REALServicing).
       o Commercial Servicing. This segment includes the results of both our domestic and international servicing of commercial assets (loans and real estate), as well as our commercial loan servicing product (REALSynergy). International servicing is conducted through Global Servicing Solutions, LLC ("GSS") and its subsidiaries.
       o Ocwen Recovery Group. This business primarily conducts collection activities for third party owners of unsecured receivables and charged off second mortgages and for a portfolio of unsecured credit card receivables that we acquired during the period 1998 through 2000.

     Loan Processing and Origination Services
     ----------------------------------------
       o Residential Origination Services. This business, which now includes the results of our former Business Process Outsourcing segment, provides: various loan origination services, including residential property valuation services, mortgage due diligence, fulfillment, title services; loan refinancing for Residential Servicing customers; and outsourcing services to third parties including mortgage underwriting, data entry, call center services and mortgage research. This segment also includes our subprime loan origination activities, internet-based vendor management system product (REALTrans) and subprime residual trading securities.

       Corporate Items and Other. This segment includes items of revenue and expense that are not directly related to a business including our equity investment in Bankruptcy Management Solutions, Inc. ("BMS"), business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses.

         We allocate interest income and expense to each business segment for funds raised or funding of investments made. We also allocate expenses generated by corporate support services to each business segment.

         Financial information for our segments is as follows:

                                                            Total Assets
                                                     ---------------------------
                                                     September 30,  December 31,
                                                         2006           2005
                                                     ------------   ------------
Residential Servicing ............................   $    899,799   $    783,560
Commercial Servicing .............................         11,766          6,433
Ocwen Recovery Group .............................            560          1,002
Residential Origination Services .................        288,843        680,625
                                                     ------------   ------------
                                                        1,200,968      1,471,620
Corporate Items and Other ........................        711,805        382,553
                                                     ------------   ------------
                                                     $  1,912,773   $  1,854,173
                                                     ============   ============

                                                                                Operating      Other Income      Pre-Tax
                                                                 Revenue         Expenses        (Expense)     Income (Loss)
                                                               ------------    ------------    ------------    ------------
For the three months ended September 30, 2006
------------------------------------------------------------
    Residential Servicing ..................................   $     87,455    $     56,150    $     (7,362)   $     23,943
    Commercial Servicing ...................................          2,269           2,629             106            (254)
    Ocwen Recovery Group ...................................          1,740           2,163              39            (384)
    Residential Origination Services .......................         20,061          21,349           6,922           5,634
                                                               ------------    ------------    ------------    ------------
                                                                    111,525          82,291            (295)         28,939
    Corporate Items and Other ..............................         (1,376)          2,837           1,647          (2,566)
                                                               ------------    ------------    ------------    ------------
                                                               $    110,149    $     85,128    $      1,352    $     26,373
                                                               ============    ============    ============    ============
For the three months ended September 30, 2005
------------------------------------------------------------
    Residential Servicing ..................................   $     71,074    $     57,557    $     (5,821)   $      7,696
    Commercial Servicing ...................................          6,262           3,885            (314)          2,063
    Ocwen Recovery Group ...................................          2,712           3,484             122            (650)
    Residential Origination Services .......................         17,422          17,838             715             299
                                                               ------------    ------------    ------------    ------------
                                                                     97,470          82,764          (5,298)          9,408
    Corporate Items and Other ..............................           (560)          1,184           2,563             819
                                                               ------------    ------------    ------------    ------------
                                                               $     96,910    $     83,948    $     (2,735)   $     10,227
                                                               ============    ============    ============    ============


For the nine months ended September 30, 2006
------------------------------------------------------------
    Residential Servicing ..................................   $    250,305    $    170,453    $    (19,969)   $     59,883
    Commercial Servicing ...................................          8,468           8,263              88             293
    Ocwen Recovery Group ...................................          5,797           6,725             314            (614)
    Residential Origination Services .......................         54,507          64,331          19,147           9,323
                                                               ------------    ------------    ------------    ------------
                                                                    319,077         249,772            (420)         68,885
    Corporate Items and Other...............................         (1,342)          7,084           4,766          (3,660)
                                                               ------------    ------------    ------------    ------------
                                                               $    317,735    $    256,856    $      4,346    $     65,225
                                                               ============    ============    ============    ============
For the nine months ended September 30, 2005
------------------------------------------------------------
    Residential Servicing ..................................   $    207,980    $    179,598    $    (15,140)   $     13,242
    Commercial Servicing ...................................         15,260          12,282            (559)          2,419
    Ocwen Recovery Group ...................................          9,799           9,938             238              99
    Residential Origination Services .......................         48,003          47,208           4,425           5,220
                                                               ------------    ------------    ------------    ------------
                                                                    281,042         249,026         (11,036)         20,980
    Corporate Items and Other ..............................           (629)          5,660           3,646          (2,643)
                                                               ------------    ------------    ------------    ------------
                                                               $    280,413    $    254,686    $     (7,390)   $     18,337
                                                               ============    ============    ============    ============

NOTE 8 ACQUISITION

         OCN and Charlesbank Equity Fund VI, Limited Partnership and related funds (collectively, "Charlesbank") recently formed BMS Holdings, Inc. ("BMS Holdings") for the purpose of effecting the purchase of BMS, a leading provider of bankruptcy case management software solutions to Chapter 7 Bankruptcy Trustees. On July 31, 2006, BMS Holdings completed the acquisition of all of the issued and outstanding shares of BMS from its stockholders and a warrant holder. The total cost was approximately $444,000, with OCN and Charlesbank each contributing approximately $46,000 in equity. Approximately $345,000 of the investment was funded by BMS through the issuance of first and second lien debt. Our investment in BMS Holdings represents an equity interest of approximately 46%. We account for our investment in BMS Holdings using the equity method of accounting. Our investment in BMS Holdings is included in other assets and our equity in its earnings is included in other income (expense), net beginning August 1, 2006.

         The acquisition has been accounted for by BMS Holdings as a purchase, and, accordingly, BMS Holdings has allocated the purchase price to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition. The allocation of the purchase price may be subject to change based on final estimates of fair value.

         The condensed balance sheet and statement of operations of BMS Holdings are as follows:

                       BMS HOLDINGS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Unaudited)
                              At September 30, 2006
                             (Dollars in thousands)

Assets
Total current assets ............................................   $     14,490
Long-term assets:
   Goodwill .....................................................        219,495
   Other intangibles, net .......................................        300,586
   Other long-term assets .......................................         17,560
                                                                    ------------
     Total assets ...............................................   $    552,131
                                                                    ============

Liabilities and Stockholders' Equity
Total current liabilities .......................................   $     12,733
Deferred tax liability ..........................................         97,505
Long-term debt, less current portion ............................        342,412
                                                                    ------------
   Total liabilities ............................................        452,650
   Total stockholders' equity ...................................         99,481
                                                                    ------------
     Total liabilities and stockholders' equity .................   $    552,131
                                                                    ============

                       BMS HOLDINGS, INC. AND SUBSIDIARIES
                Consolidated Statement of Operations (Unaudited)
            For the Period from August 1, 2006 to September 30, 2006
                             (Dollars in thousands)

Revenues ........................................................   $     11,196
Cost of sales ...................................................            723
                                                                    ------------
   Gross profit .................................................         10,473
Selling, general and administrative .............................          3,238
                                                                    ------------
   Income from operations .......................................          7,235
Interest expense, net ...........................................          5,883
                                                                    ------------
   Income before income taxes ...................................          1,352
Provision for income taxes ......................................            541
                                                                    ------------
   Net income ...................................................   $        811
                                                                    ============

NOTE 9 COMMITMENTS AND CONTINGENCIES

         At September 30, 2006, we had commitments of $79,999 to fund loans secured by mortgages on single family residential properties. We also have commitments to sell $15,150 of loans held for resale, generally within 30 days of funding.

         Through our investment in subordinated residual securities, which had a fair value of $46,904 at September 30, 2006, we support senior classes of securities. Principal from the underlying mortgage loans generally is allocated first to the senior classes, with the most senior class having a priority right to the cash flow from the mortgage loans until its payment requirements are satisfied. To the extent that there are defaults and unrecoverable losses on the underlying mortgage loans, resulting in reduced cash flows, the most subordinate security will be the first to bear this loss. Because subordinate and residual interests generally have no credit support, to the extent there are realized losses on the mortgage loans comprising the mortgage collateral for such debt securities, we may not recover our remaining investment.

         Under the terms of the sales agreements entered into in connection with the sale of certain of our affordable housing properties, we have a commitment to fund cash deficits that may arise from the operations of those properties. The remaining term of these commitments ranges from one to six years. The maximum obligation that could arise under these commitments was $3,734 as of September 30, 2006. Any operating deficits we fund are supported by a promissory note to be repaid to us from future cash flows of the property. In addition, we have provided to the purchasers of certain affordable housing properties guaranties against the possible recapture of future tax credits. We have never experienced a recapture of tax credits on any of the affordable housing properties in which we invested or sold. We have not recognized these guaranties as a liability because the probability of recapture is considered remote.

         Under the terms of the Assignment and Assumption agreement, OLS has become the successor to the Bank with respect to all legal actions. Therefore, any references to the Bank in connection with the following legal matters pertain to OLS as successor.

         On April 13, 2004, the United States Judicial Panel on Multi-district Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs' mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the "MDL Proceeding"). Currently, there are approximately 58 lawsuits consolidated in the MDL Proceeding involving 74 mortgage loans that we currently or previously serviced. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. On May 19, 2006, plaintiffs filed an Amended Consolidated Class Action Complaint containing various claims under federal statutes, including the Real Estate Settlement Procedures Act and Fair Debt Collection Practices Act, federal bankruptcy laws, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including
(i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees, property inspection fees and bankruptcy-related fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Amended Consolidated Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave of court to amend further the Consolidated Complaint or otherwise seeking damages should the matter proceed to trial. On April 25, 2005, the court entered an Opinion and Order granting the Bank partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees and other legitimate default or foreclosure related expenses. The court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs' claims challenge the propriety of the above-mentioned fees. On May 16, 2006, after having denied defendants' motions to dismiss various portions of the Consolidated Complaint on federal preemption and procedural grounds, as well as our motion to dismiss OCN from the case for lack of personal jurisdiction, the court granted our motion to take an interlocutory appeal on the federal preemption issue. On July 29, 2006, the United States Court of Appeals for the Seventh Circuit granted our request to hear our appeal on the federal preemption issue. The appeal on that issue is presently pending. We believe the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

         On June 2, 2006, settlements in principle were reached with the law firms representing plaintiff-borrowers in a number of filed and threatened cases challenging various loan servicing fees, primarily in the states of Alabama and Mississippi. None of these cases sought class certification, although 23 of them had been consolidated in the MDL Proceeding. The settlements in principle are subject to the completion of definitive settlement and release agreements to be separately entered into with each of the individual plaintiff-borrowers involved.

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

         On February 8, 2005, a jury in the Circuit Court for Palm Beach County, Florida returned verdicts of $1,000 and $1,056 in compensatory damages in favor of two former employees of the Bank in a lawsuit against OCN and the Bank. The jury rejected plaintiffs' request for punitive damages. The plaintiffs brought claims under the Florida Civil Rights Act, the Florida Whistleblower Act and state tort law, arising out of an alleged invasion of privacy and related incidents allegedly committed by other former employees of the Bank in 1998 for which plaintiffs sought to hold the Ocwen defendants vicariously liable. We believe the verdicts, which were reduced to final judgments on May 20, 2005, as well as an additional award of $900 in plaintiffs' attorneys' fees, are against the weight of evidence and contrary to law. We intend to continue to vigorously defend this matter and have taken an appeal to the Florida Court of Appeals.

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

         On September 13, 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc., ("ABFS") brought an action against a number of defendants, including OLS, in Bankruptcy Court in Delaware. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by OLS of mortgage servicing rights and certain residual interests in mortgage-backed securities previously held by ABFS. The Trustee's allegations variously include turnover, fraudulent transfers, breach of fiduciary duty, breach of contract, common law fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages jointly and severally against all defendants in an amount in excess of $70,000, along with punitive damages in an unspecified amount, declaratory and equitable relief, and attorney's fees. OLS has brought a separate action against the Trustee, in his representative capacity, seeking damages of approximately $2,500 arising out of the ABFS mortgage servicing rights purchase transaction. By stipulation of counsel dated October 9, 2006, OLS's deadline by which to answer, move or otherwise respond to the Trustee's action was extended to November 10, 2006, and OLS's separate action against the Trustee was dismissed without prejudice with the right to replead such claims as counter claims in the Trustee's action or otherwise as a separate action should the Trustee's action be dismissed. We believe that the Trustee's allegations against OLS are without merit and intend to continue to vigorously defend against this matter.

         OCN is subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings will not have a material effect on our financial condition, results of operations or cash flows. We continuously monitor the status of our litigation, including advice from external legal counsel, and perform periodic assessments of our litigation for potential loss accrual and disclosure. We accrue for settlements, judgments on appeal and filed and/or threatened cases when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

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

Forward Looking Statements

         This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to the following:

o projections as to the availability of financing necessary to expand our residential servicing business;
o assumptions related to the sources of liquidity and the adequacy of financial resources;
o   estimates regarding valuation allowances; and
o expectations as to the effect of resolution of pending legal proceedings on our financial condition.

         Forward-looking statements are not guarantees of future performance, and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following:

o   general economic and market conditions,
o   prevailing interest rates,
o   availability and price of servicing rights for purchase,
o   governmental regulations and policies,
o   availability of adequate and timely sources of liquidity,
o   uncertainty related to dispute resolution and litigation.

         Further information on the risks specific to our business are detailed within this report and our other reports and filings with the Securities and Exchange Commission, including our periodic report on Form 10-K for the year ended December 31, 2005, Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 and our Forms 8-K filed during 2006. The forward-looking statements speak only as of the date they are made and should not be relied upon. OCN undertakes no obligation to update or revise the forward-looking statements.

OVERVIEW

Changes in Financial Condition

                                           September 30,  December 31,     Increase
                                               2006           2005        (Decrease)
                                           ------------   ------------   ------------
Assets .................................   $  1,912,773   $  1,854,173   $     58,600
Liabilities ............................      1,373,680      1,504,913       (131,233)
Minority interest in subsidiaries ......          1,905          1,853             52
Stockholder's equity ...................        537,188        347,407        189,781

o The $58,600 increase in total assets is primarily due to a $148,988 increase in net deferred tax assets, a $143,547 increase in cash and investment grade securities, a $98,128 increase in servicing advances, a $25,248 increase in mortgage servicing rights and a $51,600 increase in other assets. The increase in other assets is primarily the result of our $45,809 investment in BMS. The increase in deferred tax assets, net, resulted primarily from the reversal of $145,211 of valuation allowances in the second quarter. The increase in advances is largely due to the growth in our servicing portfolio during 2006. This increase was partially offset by a $411,776 reduction in loans held for resale, largely reflecting two securitization transactions that closed during the first six months of the year.

o The $131,233 decrease in total liabilities is largely the result of a $258,813 decline in amounts due under lines of credit and other secured borrowings, primarily reflecting reduced funding requirements on the lower balance of loans held for resale. This decline was offset in part by a $120,840 increase in servicer liabilities. At September 30, 2006 we had $272,845 of unused borrowing capacity on our existing credit facilities.

o The $189,781 increase in stockholder's equity is primarily due to net income of $192,589 and the exercise of 478,356 stock options, partially offset by the repurchase of 1,000,000 shares of common stock.

Results of Operations

                                                   Three months                                 Nine months
                                      ---------------------------      Favorable     ----------------------------      Favorable
For the periods ended September 30,       2006           2005        (Unfavorable)       2006            2005        (Unfavorable)
-----------------------------------   ------------   ------------    ------------    ------------    ------------    ------------
Revenue ...........................   $    110,149   $     96,910    $     13,239    $    317,735    $    280,413    $     37,322
Operating expenses ................         85,128         83,948          (1,180)        256,856         254,686          (2,170)
Other income (expense), net .......          1,352         (2,735)          4,087           4,346          (7,390)         11,736
                                      ------------   ------------    ------------    ------------    ------------    ------------
Income before income taxes ........         26,373         10,227          16,146          65,225          18,337          46,888
Income tax expense (benefit) ......          9,403          2,282          (7,121)       (127,364)          5,097         132,461
                                      ------------   ------------    ------------    ------------    ------------    ------------
Net income ........................   $     16,970   $      7,945    $      9,025    $    192,589    $     13,240    $    179,349
                                      ============   ============    ============    ============    ============    ============

Earnings per share:
    Basic .........................   $       0.27   $       0.13    $       0.14    $       3.06    $       0.21    $       2.85
    Diluted .......................   $       0.25   $       0.12    $       0.13    $       2.71    $       0.21    $       2.50

o The improvement in revenue primarily reflects increased revenue from the Residential Servicing segment due to higher servicing fees on a larger servicing portfolio and the positive impact of rising short-term interest rates on revenue from custodial accounts ("float earnings"). The positive impact of higher short-term interest rates on float earnings has been partly offset by an increase in interest expense on variable-rate financing associated with servicing advances and mortgage servicing rights. An increase in process management fee revenue from the Residential Origination Services segment was offset by a decline in revenue from the Commercial Servicing Segment, primarily reflecting the sale of our GSS Japan operations in December 2005.

o Higher income before income taxes in 2006 primarily reflects the continued strong performance of the Residential Servicing segment. Pre-tax income of this segment was $23,943 and $59,883 for the third quarter and first nine months of 2006, respectively, as compared to $7,696 and $13,242 for the same periods of 2005. This improvement is due to higher revenues, as discussed above, and a reduction in total operating expenses, including a reduction in interest paid to investors related to loan pay-offs. Improved operating results in our settlement services, property valuation and business processing operations of the Residential Origination Services segment have been somewhat offset by a decline in pre-tax earnings from the Commercial Servicing segment that is largely due to the sale of our GSS Japan operations.

o The net tax benefit for the nine months ended September 30, 2006 includes the reversal of $145,211 of deferred tax asset valuation allowances during the second quarter to increase the net deferred tax asset to the amount that is more likely than not to be realized in future periods.

         We provide additional financial information and discuss our segment results in the following section.

SEGMENTS

         We periodically review our business segment reporting structure based on the evolving alignment of our business activities. In connection with such a review, we have merged our Business Process Outsourcing segment into our Residential Origination Services segment effective in the third quarter of 2006. This change reflects management changes that have taken place in the third quarter and the realignment of resources to achieve cost reductions and increased focus in delivering mortgage-loan-related outsourced services to the mortgage industry. Amounts for all prior periods have been restated to reflect this reorganization on a comparable basis. The following section provides a discussion of the changes in financial condition of our business segments during the nine months ended September 30, 2006 and a discussion of pre-tax results of operations of our business segments for the three and nine-month periods ended September 30, 2006 and 2005.


         The following table presents the assets and liabilities of each of our business segments at September 30, 2006:

                                                                                 Ocwen      Residential    Corporate      Business
                                                  Residential    Commercial    Recovery     Origination    Items and      Segments
                                                   Servicing     Servicing       Group        Services       Other      Consolidated
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Assets
   Cash ......................................... $         --  $      5,559  $         --  $        511  $    186,162  $    192,232
   Trading securities:
     Investment grade ...........................           --            --            --            --       222,611       222,611
     Subordinates and residuals .................           --            --            --        46,188           716        46,904
   Loans held for resale ........................           --            --            --       212,895            --       212,895
   Advances .....................................      294,271           351            --         8,704         1,048       304,374
   Match funded advances ........................      390,575            --            --            --            --       390,575
   Mortgage servicing rights ....................      171,984         1,927            --            --            --       173,911
   Receivables ..................................       21,296         3,007           500        12,437        21,025        58,265
   Deferred tax asset, net ......................           --            --            --            --       169,258       169,258
   Premises and equipment .......................        1,355           204            56         1,121        33,611        36,347
   Other assets .................................       20,318           718             4         6,987        77,374       105,401
                                                  ------------  ------------  ------------  ------------  ------------  ------------
     Total assets ............................... $    899,799  $     11,766  $        560  $    288,843  $    711,805  $  1,912,773
                                                  ============  ============  ============  ============  ============  ============

Liabilities
   Match funded liabilities ..................... $    356,179  $         --  $         --  $         --  $         --  $    356,179
   Servicer liabilities .........................      419,732            --            --            --            --       419,732
   Lines of credit and other secured borrowings..      159,743            --            --       193,449        14,443       367,635
   Debt securities ..............................           --            --            --            --       150,329       150,329
   Other liabilities ............................       31,077         3,058         2,483         5,882        37,305        79,805
                                                  ------------  ------------  ------------  ------------  ------------  ------------
     Total liabilities .......................... $    966,731  $      3,058  $      2,483  $    199,331  $    202,077  $  1,373,680
                                                  ============  ============  ============  ============  ============  ============

         The following tables present the pre-tax statements of operations for each of our business segments for the nine months ended September 30, 2006:

                                                                           Ocwen       Residential      Corporate        Business
                                         Residential     Commercial      Recovery      Origination      Items and        Segments
                                          Servicing      Servicing         Group         Services         Other        Consolidated
                                        ------------    ------------    -----------    ------------    ------------    ------------
Revenue
  Servicing and subservicing fees ..... $    239,141    $      4,004    $     5,797    $      1,075    $     (1,580)   $    248,437
  Process management fees .............        6,617               4             --          53,138              (9)         59,750
  Other revenues ......................        4,547           4,460             --             294             247           9,548
                                        ------------    ------------    -----------    ------------    ------------    ------------
     Total revenue ....................      250,305           8,468          5,797          54,507          (1,342)        317,735
                                        ------------    ------------    -----------    ------------    ------------    ------------

Operating expenses
   Compensation and benefits ..........       23,436           4,266          2,655          20,072          18,609          69,038
   Amortization of servicing rights ...       80,948              86             --              --              --          81,034
   Servicing and origination ..........       20,132              21            356          18,698              --          39,207
   Technology and communications ......       15,086           1,411          1,177           7,094          (5,597)         19,171
   Professional services ..............       10,373             571            194           4,445           6,800          22,383
   Occupancy and equipment ............        8,174             460            706           2,305           2,939          14,584
   Other operating expenses ...........       12,304           1,448          1,637          11,717         (15,667)         11,439
                                        ------------    ------------    -----------    ------------    ------------    ------------
     Total operating expenses .........      170,453           8,263          6,725          64,331           7,084         256,856
                                        ------------    ------------    -----------    ------------    ------------    ------------

Other income (expense)
   Interest income ....................          378              39             --          30,312           6,148          36,877
   Interest expense ...................      (20,330)            (17)            --         (15,563)         (2,964)        (38,874)
   Gain (loss) on trading securities ..           --              --             --           4,136            (653)          3,483
   Loss on loans held for resale, net .           --              --             --          (1,306)             --          (1,306)
   Gain on debt repurchases ...........           --              --             --              --              25              25
   Other, net .........................          (17)             66            314           1,568           2,210           4,141
                                        ------------    ------------    -----------    ------------    ------------    ------------
     Other income (expense), net ......      (19,969)             88            314          19,147           4,766           4,346
                                        ------------    ------------    -----------    ------------    ------------    ------------
Pre tax income (loss) ................. $     59,883    $        293    $      (614)   $      9,323    $     (3,660)   $     65,225
                                        ============    ============    ===========    ============    ============    ============

Residential Servicing

         The following table sets forth information regarding residential loans and real estate serviced for others:

                                  Loans (1)(2)(3)               Real Estate                     Total (4)
                           ---------------------------   ---------------------------   ---------------------------
                              Amount         Count          Amount         Count          Amount         Count
                           ------------   ------------   ------------   ------------   ------------   ------------
September 30, 2006:
    Performing .........   $ 42,996,242        375,230   $         --             --   $ 42,996,242        375,230
    Non-Performing .....      6,472,920         63,914      1,320,020         14,251      7,792,940         78,165
                           ------------   ------------   ------------   ------------   ------------   ------------
                           $ 49,469,162        439,144   $  1,320,020         14,251   $ 50,789,182        453,395
                           ============   ============   ============   ============   ============   ============
December 31, 2005:
    Performing .........   $ 36,532,664        297,649   $         --             --   $ 36,532,664        297,649
    Non-performing .....      5,125,116         57,420      1,121,268         13,733      6,246,384         71,153
                           ------------   ------------   ------------   ------------   ------------   ------------
                           $ 41,657,780        355,069   $  1,121,268         13,733   $ 42,779,048        368,802
                           ============   ============   ============   ============   ============   ============
September 30, 2005
    Performing .........   $ 30,742,262        263,960   $         --             --   $ 30,742,262        263,960
    Non-performing .....      4,640,753         54,123      1,130,684         13,793      5,771,437         67,916
                           ------------   ------------   ------------   ------------   ------------   ------------
                           $ 35,383,015        318,083   $  1,130,684         13,793     36,513,699        331,876
                           ============   ============   ============   ============   ============   ============

(1) At September 30, 2006 we serviced 299,278 subprime loans with a total unpaid principal balance of $39,235,394 as compared to 304,234 subprime loans with an unpaid principal balance of $37,429,090 at December 31, 2005. At September 30, 2005, we serviced 268,469 subprime loans with a total unpaid principal balance of $31,199,651. Subprime loans represent residential loans we service that were made to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac ("nonconforming loans").
(2) Non-performing loans have been delinquent for 90 days or more. Performing loans are current or have been delinquent for less than 90 days.
(3) We serviced under subservicing contracts 145,234 residential loans with an unpaid principal balance of $13,283,363 as of September 30, 2006. This compares to 105,873 residential loans with an unpaid principal balance of $10,983,237 serviced under subservicing contracts at December 31, 2005.

(4) The average unpaid principal balance of assets serviced during the three and nine months ended September 30, 2006 was $49,978,600 and $46,424,617 respectively, as compared to $37,146,943 and $37,189,607 for the same periods of 2005.

       The following table sets forth information regarding the changes in our portfolio of residential assets serviced for others:

                                                             Amount                          Count
                                                  ----------------------------    ----------------------------
For the nine months ended September 30,               2006            2005            2006            2005
-----------------------------------------------   ------------    ------------    ------------    ------------
Servicing portfolio at beginning of period ....   $ 42,779,048    $ 34,524,491         368,802         320,185
Additions .....................................     28,545,686      25,368,818         235,975         181,036
Less: Runoff (1) ..............................    (20,535,552)    (23,379,610)       (151,382)       (169,345)
                                                  ------------    ------------    ------------    ------------
Servicing portfolio at end of period ..........   $ 50,789,182    $ 36,513,699         453,395         331,876
                                                  ============    ============    ============    ============

(1) Runoff includes principal repayments on loans, servicing transfers and other asset resolutions.

         Additions primarily represent servicing purchased from the owners of the mortgages, servicing retained in connection with the securitization of our own loans and servicing obtained by entering into subservicing agreements with other entities that own the servicing rights.

Comparative selected balance sheet data is as follows:
------------------------------------------------------

                                                       September 30,  December 31,
                                                           2006           2005
                                                       ------------   ------------
Total assets .......................................   $    899,799   $    783,560
    Advances .......................................        294,271        215,207
    Match funded advances ..........................        390,575        377,105
    Mortgage servicing rights ......................        171,984        148,663
    Receivables ....................................         21,296         23,323
Total liabilities ..................................   $    966,731   $    745,760
    Match funded liabilities .......................        356,179        339,292
    Servicer liabilities ...........................        419,732        298,892
    Lines of credit and other secured borrowings ...        159,743         81,218

         Advances. During any period in which the borrower is not making payments, we are required under certain servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market real estate properties on behalf of investors. Advances on loans serviced for others consist of the following:

                                                    September 30,   December 31,
                                                        2006            2005
                                                    ------------    ------------

Principal and interest .........................    $     90,558    $     40,201
Taxes and insurance ............................          94,915          98,331
Other ..........................................         108,798          76,675
                                                    ------------    ------------
                                                    $    294,271    $    215,207
                                                    ============    ============

         We are entitled to recover advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record a charge to earnings to the extent that advances are uncollectible under provisions of the servicing contracts, taking into consideration historical loss and delinquency experience, length of delinquency and the amount of the advance. Advances on loans serviced for others are net of reserves of $513 and $570 as of September 30, 2006 and December 31, 2005, respectively.

         Match Funded Advances. Match funded advances consist of the following:

                                                    September 30,   December 31,
                                                        2006            2005
                                                    ------------    ------------

Principal and interest .........................    $    180,284    $    174,252
Taxes and insurance ............................         125,965         129,700
Other ..........................................          84,326          73,153
                                                    ------------    ------------
                                                    $    390,575    $    377,105
                                                    ============    ============

         Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to special purpose entities ("SPEs") in exchange for cash. These transfers have been made under the terms of two advance facility agreements, as amended, under which we have retained effective control of the advances. The match funded advances are owned by the SPEs and are not available to satisfy general claims of our creditors.

         Mortgage Servicing Rights. The unamortized balance of mortgage servicing rights is primarily related to subprime residential loans. Mortgage servicing rights increased by $23,321 during the first nine months of 2006 as new purchases exceeded amortization.

Balance at December 31, 2005 ...................................   $    148,663
Purchases ......................................................        100,185
Retained from the securitization of loans ......................          4,084
Amortization ...................................................        (80,948)
                                                                   ------------
Balance at September 30, 2006 ..................................   $    171,984
                                                                   ============

         We purchase servicing rights from the owners of the mortgages or retain them in connection with the securitization of our own loans. At September 30, 2006 we serviced loans under 468 servicing agreements for 30 investors. This compares to 466 servicing agreements for 22 investors at December 31, 2005.

         Receivables. Receivables related to the Residential Servicing business include $3,567 and $15,674 at September 30, 2006 and December 31, 2005, respectively, representing fees earned from the servicing of loans and real estate. The remaining balance consists principally of reimbursable expenses due from loan servicing investors. The total balance of receivables for this segment is net of an allowance for doubtful accounts of $5,181 and $6,509 at September 30, 2006 and December 31, 2005, respectively.

         Match Funded Liabilities. Match funded liabilities are obligations secured by the collateral underlying the related match funded assets and are repaid through the cash proceeds arising from those assets. We account for and report match funded liabilities as secured borrowings with pledges of collateral.

                                                                                     Balance Outstanding
                                                                     Unused      ---------------------------
                                                                    Borrowing    September 30,  December 31,
     Collateral                     Interest Rate                   Capacity         2006           2005
----------------------    -----------------------------------     ------------   ------------   ------------
Advances (1)              See (1) below                           $     13,345   $    261,655   $    238,943

Advances (2)              1-Month LIBOR + 175 basis points              30,476         94,524        100,349
                                                                  ------------   ------------   ------------
                                                                  $     43,821   $    356,179   $    339,292
                                                                  ============   ============   ============

(1) In November 2004, we executed a servicing advance securitization. This transaction involved the issuance of a term note for $100,000 and a one-year variable funding note for a maximum of $75,000. On March 31, 2005, we executed an indenture supplement to the November 2004 securitization with a closing date of April 6, 2005. This supplement included the issuance of a second term note for $75,000. In addition, the maximum amount of the variable funding note was increased to $100,000. The original term note bears interest at LIBOR plus 50 basis points, and the second term note bears interest at LIBOR plus 40 basis points. The variable funding note bears interest at a commercial paper rate plus a margin. This rate approximates LIBOR plus 50 basis points. The original term note under this facility has a stated maturity of October 2013, and the second term note has a stated maturity of March 2014. The variable funding note has a stated maturity of November 2011. 1-Month LIBOR was 5.32% and 4.39% at September 30, 2006 and December 31, 2005, respectively.

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

         Servicer Liabilities. Servicer liabilities represent amounts that we have collected, primarily from Residential Servicing borrowers, that will be deposited in custodial accounts and excluded from our balance sheet, paid directly to an investment trust or refunded to borrowers. The principal components of servicer liabilities are as follows:

                                                         September 30,  December 31,
                                                             2006           2005
                                                         ------------   ------------
Borrower payments due to custodial accounts ..........   $    353,808   $    225,862
Escrow payments due to custodial accounts ............         14,292         22,573
Partial payments and other unapplied balances ........         51,632         50,457
                                                         ------------   ------------
                                                         $    419,732   $    298,892
                                                         ============   ============

         Lines of Credit and Other Secured Borrowings. During the third quarter of 2006, we negotiated amendments to the senior secured credit agreement to extend its maturity to August 2007 and to increase the maximum borrowing from $140,000 to $285,000. Terms of the credit arrangement are as follows:

                                                                               Unused                Balance Outstanding
                                                                              Borrowing     ----------------------------------------
    Borrowing Type               Interest Rate              Maturity          Capacity      September 30, 2006    December 31, 2005
-----------------------   --------------------------    -----------------  --------------   ------------------   -------------------
Senior secured credit       1-Month LIBOR + 150 or
   agreement (1)               225 basis points            August 2007       $   125,257       $    159,743           $    81,218

(1) May be secured by mortgage servicing rights, advances on loans serviced for others, receivables and mortgage loans. Borrowing bears interest at 1-Month LIBOR plus a margin of 150 to 225 basis points depending on the type of collateral pledged.

Comparative selected operations data is as follows:
---------------------------------------------------

                                                   Three months                    Nine months
                                           ----------------------------    ----------------------------
For the periods ended September 30,            2006            2005            2006            2005
----------------------------------------   ------------    ------------    ------------    ------------
Pre-tax income .........................   $     23,943    $      7,696    $     59,883    $     13,242
Revenue:
   Servicing and subservicing fees .....   $     83,468    $     68,267    $    239,141    $    199,521
   Process management fees .............          2,584           1,782           6,617           5,622
   Other ...............................          1,403           1,025           4,547           2,837
                                           ------------    ------------    ------------    ------------
     Total revenue .....................   $     87,455    $     71,074    $    250,305    $    207,980
                                           ============    ============    ============    ============

Operating expenses:
   Compensation and benefits ...........   $      7,989    $      8,464    $     23,436    $     27,491
   Amortization of servicing rights ....         27,010          22,975          80,948          73,020
   Servicing and origination ...........          7,365           9,032          20,132          27,164
   Technology and communications .......          4,734           5,630          15,086          17,648
   Professional services ...............          2,325           2,352          10,373           8,723
   Occupancy and equipment .............          2,773           2,501           8,174           7,351
   Other ...............................          3,954           6,603          12,304          18,201
                                           ------------    ------------    ------------    ------------
     Total operating expenses ..........   $     56,150    $     57,557    $    170,453    $    179,598
                                           ============    ============    ============    ============
Other income (expense):
   Interest income .....................   $        116    $         87    $        378    $        229
   Interest expense ....................         (7,219)         (5,895)        (20,330)        (15,350)
   Other ...............................           (259)            (13)            (17)            (19)
                                           ------------    ------------    ------------    ------------
      Total other income (expense) .....   $     (7,362)   $     (5,821)   $    (19,969)   $    (15,140)
                                           ============    ============    ============    ============

         Servicing and Subservicing Fees. The principal components of servicing and subservicing fees are provided in the table below:

                                                               Three months                   Nine months
                                                        ---------------------------   ---------------------------
For the periods ended September 30,                         2006           2005           2006           2005
-----------------------------------------------------   ------------   ------------   ------------   ------------
Servicing and subservicing fees .....................   $     52,017   $     40,309   $    152,487   $    127,960
Revenue from custodial accounts (float earnings) ....         13,533          9,549         35,456         22,614
Late charges ........................................          9,427          9,083         27,707         26,832
Prepayment and collection related fees ..............          2,438          2,071          7,329          6,513
Other fees ..........................................          6,053          7,255         16,162         15,602
                                                        ------------   ------------   ------------   ------------
                                                        $     83,468   $     68,267   $    239,141   $    199,521
                                                        ============   ============   ============   ============

         The increase in servicing and subservicing fees in the 2006 periods as compared to the same periods of 2005 is primarily due to the increase in the average balance of loans serviced. Total servicing and subservicing fees for the three and nine months ended September 30, 2006 increased by 29% and 19%, respectively, as compared to the same periods of 2005. The increase in the average balance is due to growth in the loan servicing portfolio and reduced run-off of the existing portfolio due to slower prepayment speeds. The average balance of assets serviced during the three and nine months ended September 30, 2006 increased by 35% and 25%, respectively, as compared to the 2005 periods. Third quarter and year to date 2006 prepayment speeds averaged 31% and 30%, respectively. This compares to an average of 39.6% and 38.4% in the third quarter and year to date periods of 2005. The decline in mortgage prepayment speeds is largely due to rising mortgage interest rates and a leveling off of the gains in housing values.

         Increases in short-term interest rates have had a positive impact on float earnings. Although the average balance of funds that we have received from borrowers but which are held in custodial accounts until remitted to investors has declined in the 2006 periods, the average yield we earned on these funds increased. The following table summarizes information regarding float earnings:

                                                       Three months                    Nine months
                                               ----------------------------    ----------------------------
For the periods ended September 30,                2006            2005            2006            2005
--------------------------------------------   ------------    ------------    ------------    ------------
Average custodial account balances .........   $  1,036,500    $  1,176,400    $  1,008,600    $  1,153,100
Float earnings .............................   $     13,533    $      9,549    $     35,456    $     22,614
Annualized yield ...........................           5.22%           3.25%           4.69%           2.62%

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

         Compensation and Benefits Expense. The decrease in compensation expense and benefits in the third quarter and first nine months of 2006 as compared to the same periods of 2005 has occurred primarily due to a decline in the average number of employees in the U.S. as a result of cost reduction initiatives put in place in 2005, including a greater utilization of the lower cost workforce in India. Although average employment in India increased in the 2006 periods, total average employment declined, and the ratio of India employment to total employment increased as compared to the 2005 periods.

         Average employment in the Residential Servicing segment is as follows:

                                                     Three months                  Nine months
                                              ---------------------------   ---------------------------
For the periods ended September 30,               2006           2005           2006           2005
-------------------------------------------   ------------   ------------   ------------   ------------
India .....................................          1,013            944            968            928
United States .............................            414            485            425            544
                                              ------------   ------------   ------------   ------------
                                                     1,427          1,429          1,393          1,472
                                              ============   ============   ============   ============

         Amortization of Servicing Rights. Amortization expense for the third quarter 2006 increased by $4,035, or 18%, as compared to the third quarter of 2005. Year to date amortization expense for 2006 increased by $7,928, or 11%, as compared to 2005. This increase in amortization expense in the 2006 periods is due to an increase in our investment in mortgage servicing rights, offset by a reduction in the rate of amortization primarily as a result of slower mortgage prepayment speeds.

         Servicing and Origination Expenses. The principal components of servicing and origination expenses are as follows:

                                                     Three months                  Nine months
                                              ---------------------------   ---------------------------
For the periods ended September 30,               2006           2005           2006           2005
-------------------------------------------   ------------   ------------   ------------   ------------
Compensating interest expense .............   $      3,445   $      6,256   $     10,106   $     18,070
Satisfaction expense ......................          1,652          1,334          4,605          4,633
Other .....................................          2,268          1,442          5,421          4,461
                                              ------------   ------------   ------------   ------------
                                              $      7,365   $      9,032   $     20,132   $     27,164
                                              ============   ============   ============   ============

         The primary reason for the decline in compensating interest expense in the third quarter and first nine months of 2006 as compared to the same periods of 2005 is a shift towards a higher percentage of loans serviced under a mid-month structure versus a calendar month structure. Under a calendar month structure, compensating interest is paid to the securitization trust for a full month of interest on all loans that prepay during the month; whereas under a mid-month structure, we are not obligated to pay the compensating interest on prepayments that occur during the first half of the month. The decline in compensating interest expense attributed to slower prepayment speeds experienced in 2006 has been largely offset by an increase in the average size of the loan servicing portfolio during that same period.

         Professional Services Expenses. Professional services expense for the first nine months of 2006 includes a provision of $2,950 recorded in the second quarter to increase litigation accruals related to ongoing cases. This increase in litigation accruals is primarily related to settlements in principle that were reached with the law firms representing plaintiff-borrowers in a number of filed and threatened cases challenging various loan servicing fees, primarily in the states of Alabama and Mississippi. None of these cases sought class certification, although 23 of them had been consolidated in the MDL Proceeding. The settlements in principle are subject to the completion of definitive settlement and release agreements to be separately entered into with each of the individual plaintiff-borrowers involved.

         Other Operating Expenses. Other consists primarily of overhead allocation charges and bad debt expense. The decrease in other operating expenses in the 2006 periods is due in large part to a decline in bad debt expense. Bad debt expense amounted to $(361) and $2,354 in the third quarter of 2006 and 2005, respectively. Year to date, bad debt expense amounted to $(159) and $5,305 during 2006 and 2005, respectively. The higher bad debt expense in 2005 was primarily the result of providing for aged reimbursable expenses.

         Interest Expense. The increase in interest expense in the 2006 periods reflects an increase in financing costs associated with our servicing advances and mortgage servicing rights that is largely due to higher interest rates. 1-month LIBOR has increased from 3.86% at September 30, 2005 to 5.32% at September 30, 2006.

Commercial Servicing

Comparative selected balance sheet data is as follows:
------------------------------------------------------
                                                     September 30,  December 31,
                                                         2006           2005
                                                     ------------   ------------

Total assets .....................................   $     11,766   $      6,433
   Cash ..........................................          5,559          3,057
   Mortgage servicing rights .....................          1,927             --
   Receivables ...................................          3,007          2,508
Total liabilities ................................   $      3,058   $      3,220

         Mortgage Servicing Rights. On June 20, 2006, our GSS Canada operations acquired the master servicing rights to service 75 commercial loans with an unpaid principal balance of $531,079 (GSS Canada is also the primary servicer on a substantial portion of these loans). These master serviced loans had an unpaid principal balance of $520,487 at September 30, 2006.

Comparative selected operations data is as follows:
---------------------------------------------------

                                                      Three months                  Nine months
                                              ----------------------------   ---------------------------
For the periods ended September 30,               2006            2005           2006           2005
-------------------------------------------   ------------    ------------   ------------   ------------
Pre-tax income ............................   $       (254)   $      2,063   $        293   $      2,419
Revenue:
    Servicing and subservicing fees .......   $        925    $      4,919   $      4,004   $     10,713
    Other .................................          1,344           1,343          4,464          4,547
                                              ------------    ------------   ------------   ------------
       Total revenue ......................   $      2,269    $      6,262   $      8,468   $     15,260
                                              ============    ============   ============   ============

Operating expenses ........................   $      2,629    $      3,885   $      8,263   $     12,282

         The following table sets forth information regarding commercial loans and real estate serviced for others:

                                       Loans                      Real Estate                     Total
                            ---------------------------   ---------------------------   ---------------------------
                               Amount         Count          Amount         Count          Amount         Count
                            ------------   ------------   ------------   ------------   ------------   ------------
September 30, 2006:
    Performing ..........   $  3,350,809            403   $         --             --   $  3,350,809            403
    Non-performing ......        285,155            367         21,123              5        306,278            372
                            ------------   ------------   ------------   ------------   ------------   ------------
                            $  3,635,964            770   $     21,123              5   $  3,657,087            775
                            ============   ============   ============   ============   ============   ============

December 31, 2005:
    Performing ..........   $  1,389,787            300   $         --             --   $  1,389,787            300
    Non-performing ......        193,635            274         56,719             69        250,354            343
                            ------------   ------------   ------------   ------------   ------------   ------------
                            $  1,583,422            574   $     56,719             69   $  1,640,141            643
                            ============   ============   ============   ============   ============   ============

September 30, 2005:
    Performing ..........   $  1,701,455            324   $         --             --   $  1,701,455            324
    Non-performing ......     11,129,948          8,807         81,636             79     11,211,584          8,886
                            ------------   ------------   ------------   ------------   ------------   ------------
                            $ 12,831,403          9,131   $     81,636             79   $ 12,913,039          9,210
                            ============   ============   ============   ============   ============   ============

         At September 30, 2006, our international offices serviced a total of 572 loans with an unpaid principal balance of $3,388,444. This compares to 272 loans with an unpaid principal balance of $1,269,796 serviced at December 31, 2005, and 8,798 loans with an unpaid principal balance of $12,332,121 at September 30, 2005. The increase in loans serviced by our international offices in 2006 is primarily attributed to our GSS Germany operations, which commenced servicing loans in late 2005. Loans serviced by our GSS Canada operations also increased in 2006 as a result of the acquisition of servicing rights discussed above. The decline in loans serviced by our international offices as compared to September 30, 2005 is primarily due to the sale of our GSS Japan subsidiaries in December 2005.

         Servicing Fees. The principal components of servicing and subservicing fees are as follows:

                                                     Three months                   Nine months
                                              ---------------------------   ---------------------------
For the periods ended September 30,               2006           2005           2006           2005
-------------------------------------------   ------------   ------------   ------------   ------------
International servicing fees:
    GSS Germany ...........................   $        461   $         --   $      1,301   $         --
    GSS Canada ............................            338            152            787            237
    GSS Taiwan ............................             --          1,875            675          2,453
    GSS Japan .............................             --            860             --          3,869
                                              ------------   ------------   ------------   ------------
                                              $        799   $      2,887   $      2,763   $      6,559
Domestic servicing fees ...................            126          2,032          1,241          4,154
                                              ------------   ------------   ------------   ------------
                                              $        925   $      4,919   $      4,004   $     10,713
                                              ============   ============   ============   ============

         The decline in GSS Japan servicing fees in the 2006 periods reflects the sale of our subsidiaries in December 2005. GSS Taiwan continues to provide consulting services, but it has ceased its servicing activities effective in March 2006. GSS Germany began servicing loans in late 2005. The decline in domestic servicing fees in 2006 reflects a decline in the portfolio of assets serviced. Asset resolution fees declined from $1,314 and $2,256 for the three and nine months ended September 30, 2005, respectively, to $4 and $560 for the same periods of 2006.

         Operating Expenses. The decline in operating expenses in the 2006 periods is primarily due to the sale of our GSS Japan operations in December
2005. Operating expenses of the GSS Japan subsidiaries that we sold were $914 and $2,930 for the three and nine months ended September 30, 2005, respectively.

Ocwen Recovery Group

Comparative selected operations data is as follows:
---------------------------------------------------
                                                      Three months                    Nine months
                                              ----------------------------    ----------------------------
For the periods ended September 30,               2006            2005            2006            2005
-------------------------------------------   ------------    ------------    ------------    ------------
Pre-tax income (loss) .....................   $       (384)   $       (650)   $       (614)   $         99
Revenue:
    Servicing fees:
      Third-party collections .............   $      1,542    $      2,464    $      5,182    $      8,839
      Proprietary collections .............            198             248             615             960
                                              ------------    ------------    ------------    ------------
        Total revenue .....................   $      1,740    $      2,712    $      5,797    $      9,799
                                              ============    ============    ============    ============

Operating expenses ........................   $      2,163    $      3,484    $      6,725    $      9,938

         The decline in revenue in the 2006 periods reflects an ongoing shift in revenue from a maturing portfolio of higher margin proprietary assets to lower yielding third-party contracts. The decrease in operating expenses in 2006 is largely the result of ongoing process improvements, technology enhancements and a greater utilization of lower cost resources in India.

Residential Origination Services

Comparative selected balance sheet data is as follows:
------------------------------------------------------
                                                     September 30,  December 31,
                                                         2006           2005
                                                     ------------   ------------
Total assets .....................................   $    288,843   $    680,625
   Subordinate and residual trading securities ...         46,189         27,023
   Loans held for resale .........................        212,895        624,671
   Receivables ...................................         12,437         19,680
Total liabilities ................................   $    199,331   $    538,417
   Lines of credit and other secured borrowings ..        193,449        530,569

         Trading Securities. During the first nine months of 2006, trading securities increased by $19,166 largely due to residual securities with a fair value of $17,673 at September 30, 2006 that were retained in connection with the first and second quarter loan securitizations. In addition to providing various mortgage due diligence and loan origination services, our strategy in this business includes the targeted acquisition of residual securities. We acquire residual securities directly from third parties or retain them in connection with loan securitization transactions.

         Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. The weighted average remaining life of these securities was 2.76 years at September 30, 2006. The anticipated effective yield to maturity as of September 30, 2006 based on the purchase price, actual cash flows received to date and the current estimate of future cash flows under the pricing assumptions at September 30, 2006 was 25.11%. The original anticipated effective yield to maturity based on the purchase price and anticipated future cash flows under pricing assumptions at the time of purchase was 18.62%. Differences in the September 30, 2006 anticipated yield to maturity from that originally anticipated are due to differences between estimated cash flows and actual cash flows. Each quarter, we update the assumptions used to estimate future cash flows based on the actual results to date. The primary assumptions include prepayment speeds, loss rates and the discount rate. The mortgages that underlie our residential trading unrated subprime subordinate and residual securities amounted to $882,776 at September 30, 2006 and are secured by properties located in 50 states, one U.S. territory and the UK. The largest aggregate value of mortgages in any one state, territory or foreign country is $137,705 in Florida.

         Loans Held for Resale. Loans held for resale represent single-family residential loans originated or acquired by our Residential Origination Services segment that we intend to sell or securitize. The $411,776 decline in loans held for resale during the first nine months of 2006 is primarily due to the first quarter securitization of loans with a carrying value of $428,168 that we had acquired during the fourth quarter of 2005. During the second quarter of 2006, we also completed the securitization of loans with a carrying value of $214,522 that we had acquired primarily during the first quarter of 2006. The aggregate balances related to our other loan refinancing, origination and sale programs have also declined during 2006. Loans held for resale are carried at the lower of cost or market value and were comprised of the following at September 30, 2006:

o Loans with a carrying value of $68,737, net of a market valuation reserve of $1,371, originated in connection with our subprime origination operations. The carrying value at September 30, 2006 includes $2,880 of non-performing loans.
o Loans with a carrying value of $15,150 originated in response to requests from Residential Servicing customers to refinance their mortgages. Only loans with sales commitments prior to closing are originated under this program. Of the loans outstanding at September 30, 2006, nearly all were sold in October 2006.
o Loans with a carrying value of $129,008, net of a market valuation reserve of $9,317, acquired as a part of our securitization activities. Loans with a carrying value of $118,865 were acquired in connection with the termination of securitization trusts during the third quarter of 2006 in which we were the servicer and held the residual securities. We are actively negotiating the securitization or sale of these loans. The remaining loans were acquired during the second quarter of 2006 and the third quarter of 2005. The carrying value at September 30, 2006 includes $35,591 of non-performing loans.

         Receivables. The $7,243 decrease in receivables during the first nine months of 2006 is primarily due to the collection of interest and other amounts related to loans held for resale, the balance of which has declined significantly since the end of the year, as discussed above.

         Lines of Credit and Other Secured Borrowings. Lines of credit and other secured borrowings, which are secured by residential mortgage loans unless otherwise noted, are as follows:

                                                                                                    Balance Outstanding at
                                                                                    Unused       ----------------------------
                                                                                   Borrowing     September 30,    December 31,
     Borrowing Type                    Interest Rate               Maturity        Capacity          2006            2005
--------------------------   --------------------------------   --------------    ----------     -------------    -----------
Repurchase agreement (1)     1-Month LIBOR + 75 basis            March 2006       $       --      $        --     $   459,400
                                      points

                             1-Month LIBOR + 75 - 150
Repurchase agreement (2)           basis points                  August 2007          12,544          122,456              --

                              Overnight LIBOR + 80 -
Repurchase agreement (3)         110 basis points                 June 2007           33,039           41,961              --

Repurchase agreement         1-Month LIBOR + 50 basis           February 2007          4,517            5,483              --
                                      points

Repurchase agreement (4)     1-month LIBOR +125 basis             April 2036             N/A            2,216              --
                                      points

Master loan and security    1-Month LIBOR + 55 or 355
   agreement (5)               to 1005 basis points               June 2007           53,667           21,333          71,169
                                                                                  ----------      -----------     -----------
                                                                                  $  103,767      $   193,449     $   530,569
                                                                                  ==========      ===========     ===========

(1) This agreement matured on March 31, 2006 and was not extended. The loans we acquired in the fourth quarter of 2005 were funded through a transaction involving the sale of loans under this agreement to repurchase, which we accounted for as a collateralized financing. The loans were securitized in the first quarter of 2006, and the outstanding balance was repaid.
(2) The interest rate on this agreement varies based on the type of asset sold, which can be current or past mortgage loans or real estate owned. We entered into this agreement in August 2006.
(3) The interest rate on this agreement varies based on the type of loan sold. The size of this facility has been reduced to $75,000, and the maturity date has been extended to June 29, 2007. Overnight LIBOR was 5.38% at September 30, 2006.
(4) This agreement has no stated credit limit. Lending is determined for each transaction based on the acceptability of the securities presented as collateral.
(5) We, together with two consolidated VIEs, one of which is now consolidated as a majority-owned subsidiary, entered into this agreement on October 11, 2005, and borrowings under this agreement are secured by mortgage loans. We can borrow up to 100% of the principal balance of the mortgage loans or 98% of the market value of the loans whichever is lower. Borrowing up to 90% of the unpaid principal balance of the loans or 88.2% of the market value of the loans bears interest at LIBOR plus 55 basis points. Borrowing above this level bears interest at LIBOR plus 355 to 1005 basis points, depending on the type of loan. Subsequently, the remaining VIE was removed from this facility, and the maximum amount of the facility was reduced to $75,000.

Comparative selected operations data is as follows:

                                                                Three months                     Nine months
                                                         ----------------------------    ----------------------------
For the periods ended September 30,                          2006            2005            2006            2005
------------------------------------------------------   ------------    ------------    ------------    ------------
Pre-tax income (loss) ................................   $      5,634    $        299    $      9,323    $      5,220
Revenue:
    Process management fees ..........................   $     19,252          17,368    $     53,138    $     47,913
    Other ............................................            809              55           1,369              90
                                                         ------------    ------------    ------------    ------------
      Total revenue ..................................   $     20,061    $     17,423    $     54,507    $     48,003
                                                         ============    ============    ============    ============
Operating expenses:
    Compensation and benefits ........................   $      5,553    $      4,118    $     20,072    $     11,601
    Servicing and origination ........................          5,780           6,544          18,698          17,247
    Technology and communications ....................          2,136           2,473           7,094           6,795
    Professional services ............................          1,400             892           4,445           1,298
    Occupancy and equipment ..........................            705             498           2,305           1,605
    Other ............................................          5,775           3,313          11,717           8,662
                                                         ------------    ------------    ------------    ------------
      Total operating expenses .......................   $     21,349    $     17,838    $     64,331    $     47,208
                                                         ============    ============    ============    ============
Other income (expense):
    Interest income:
      Subordinate and residual trading securities ....   $      3,491    $      2,791    $      9,690    $      9,546
      Loans held for resale ..........................          6,746             105          20,414             113
      Other ..........................................             --              39             208              43
                                                         ------------    ------------    ------------    ------------
       Total interest income .........................         10,237           2,935          30,312           9,702
    Interest expense .................................         (3,300)         (1,453)        (15,563)         (2,421)
    Gain (loss) on trading securities ................          2,227            (882)          4,136          (3,590)
    Gain (loss) on loans held for resale, net ........            (85)             --          (1,306)             --
    Other, net .......................................         (2,157)            115           1,568             734
                                                         ------------    ------------    ------------    ------------
      Total other income (expense) ...................   $      6,922    $        715    $     19,147    $      4,425
                                                         ============    ============    ============    ============

         Process Management Fees. The principal components of process management fees are:

                                                     Three months                  Nine months
                                              ---------------------------   ---------------------------
For the periods ended September 30,               2006           2005           2006           2005
-------------------------------------------   ------------   ------------   ------------   ------------
Property valuation fees ...................   $      7,853   $      7,385   $     21,097   $     21,687
Mortgage due diligence fees ...............          5,094          5,224         15,807         14,527
Loan refinancing fees .....................          2,173          1,566          6,641          4,123
Other .....................................          4,132          3,193          9,593          7,576
                                              ------------   ------------   ------------   ------------
                                              $     19,252   $     17,368   $     53,138   $     47,913
                                              ============   ============   ============   ============

         Other process management fees primarily includes title service and other fees earned from vendors in the REALTrans network.

         Compensation and Benefits Expense. Compensation and benefits expense for the 2006 periods include a VIE that we began consolidating as of the end of 2005. This entity is a small start-up subprime loan originator that commenced operations in July 2005. During the second quarter of 2006, our voting interest in this VIE exceeded 50%, and it is now consolidated as a majority-owned subsidiary. Compensation and benefits expense related to this entity amounted to $1,390 and $5,454 for the third quarter and first nine months of 2006, respectively. In addition, compensation and benefit expenses associated with the mortgage fulfillment center and due diligence operation we acquired in December 2004 increased by $190 and $3,445 in the three and nine month periods ended September 30, 2006, respectively, as compared to the same periods of the prior year. This increase is primarily due to increased staffing as a result of building capacity in this business.

         Servicing and Origination Expenses. Servicing and origination expenses consist primarily of fees incurred in connection with the residential property valuation services that we provided. These fees amounted to $4,290 and $4,877 during the third quarter of 2006 and 2005, respectively. Year to date, such fees amounted to $12,489 and $13,882 during 2006 and 2005, respectively. Servicing and origination expenses also include expenses related to loan refinancing and title services.

         Professional Services Expenses. The increase in professional services in the 2006 periods is primarily due to underwriting fees and other direct costs incurred in connection with the two loan securitization transactions.

         Other Operating Expenses. Other operating expenses for the three and nine months ended September 30, 2006 includes $2,142 and $3,823, respectively, of bad debt provisions and charge offs. This compares to $531 and $639 for the same periods of 2005.

         Interest Income. The increase in interest income on loans held for resale in the third quarter and first nine months of 2006 as compared to the same periods of 2005 is largely due to an increase in the average balance of loans held for resale, primarily as a result of acquisitions during the fourth quarter of 2005 and in 2006. The consolidation of the subprime originations VIE as of the end of 2005 also contributed to the increase. Interest income on subordinate and residual trading securities is primarily comprised of interest earned on the UK residuals.

         Interest Expense. The increase in interest expense in the third quarter and first nine months of 2006 as compared to the same periods of 2005 reflects the additional funding requirements as a result of the increase in the average balance of loans held for resale. The increase is also partially attributed to the consolidation of the subprime originations VIE as of the end of 2005.

         Gain (Loss) on Trading Securities. The following table sets forth the unrealized and realized gains (losses) on trading securities for the periods indicated:

                                                      Three months                     Nine months
                                              ----------------------------    ----------------------------
For the periods ended September 30,             2006 (1)       2005 (1)(2)       2006 (1)      2005 (1)(2)
-------------------------------------------   ------------    ------------    ------------    ------------
Unrealized gains (losses) .................   $     (1,490)   $     (2,901)   $        254    $     (5,609)
Realized gains (losses) ...................          3,717           2,019           3,882           2,019
                                              ------------    ------------    ------------    ------------
                                              $      2,227    $       (882)   $      4,136    $     (3,590)
                                              ============    ============    ============    ============

(1) Includes unrealized losses of $1,801 and $3,674 for the three and nine months ended September 30, 2006, respectively, on the UK residuals. Unrealized losses on these securities for the same periods of 2005 were $2,837 and $5,108. We also earn interest income on the UK residuals, which amounted to $2,825 and $7,784 during the three and nine months ended September 30, 2006, respectively. For the 2005 periods, interest income earned on the UK residuals was $2,191 and $8,240. The unrealized losses on the UK residuals in the 2006 periods are offset by unrealized gains of $490 and $3,891 during the third quarter and first nine months, respectively, on subordinate and residual securities acquired or retained in connection with securitization transactions.

(2) In both June 2005 and June 2006, we purchased unrated residual securities related to loans for which we were already the master servicer for the securitizations. As the master servicer, we had the clean-up call rights to collapse the related trusts once the balance of the underlying loans outstanding reached the optional termination amount of 10% of the original amount of loans in the securitization. In the third quarter of both 2005 and 2006, we exercised our call rights and purchased the remaining loans from the trusts. As a result, the over collateralization was remitted to us, and we realized a gain on the residual securities that we had purchased. We purchased the loans, which were classified as loans held for resale, with the intention of securitizing or selling them. A portion of the loans that we acquired were nonperforming, and we recorded a provision to reduce these nonperforming loans to their market value, yielding a net gain of $3,717 and $2,019 during the third quarter of 2006 and 2005, respectively, as detailed in the table below.


For the three and nine months ended September 30,      2006            2005
-------------------------------------------------  ------------    ------------
Realized gain on trading securities ............   $     12,729    $      8,495
Valuation loss on loans acquired ...............         (9,012)         (6,476)
                                                   ------------    ------------
    Net gain ...................................   $      3,717    $      2,019
                                                   ============    ============

         Gain (Loss) on Loans Held for Resale, Net. The components of gain
(loss) on loans held for resale, net, are:

                                                        Three months                    Nine months
                                                ----------------------------    ----------------------------
For the periods ended September 30,                 2006            2005            2006            2005
---------------------------------------------   ------------    ------------    ------------    ------------
Gain (loss) on sales and securitizations ....   $        582    $         --    $      1,710    $         --
Valuation losses ............................           (667)             --          (3,016)             --
                                                ------------    ------------    ------------    ------------
                                                $        (85)   $         --    $     (1,306)   $         --
                                                ============    ============    ============    ============

         During the second quarter, we recorded a loss of $2,294 on the securitization of $214,522 of loans, the majority of which we had acquired during the first quarter of 2006. A gain of $3,105 was recognized in the first quarter on the securitization of loans with a carrying value of $428,168 that we had acquired during the fourth quarter of 2005. We determine the gain by allocating the carrying value of the loans between loans sold and the interests retained, based on their relative estimated fair values. The gain on sale that we report represents the difference between the cash proceeds from the sale and the cost allocated to the loans sold. In connection with these securitizations, we retained the mortgage servicing rights and the residual securities. Gains on sales of loans related to our origination activities amounted to $582 and $899 for the three and nine months ended September 30, 2006, respectively. Valuation losses represent charges that we recorded to reduce loans held for resale to market value.

         Other, Net. Other income for the third quarter and first nine months of 2006 includes $(2,054) and $845, respectively, of net realized and unrealized gains related to Eurodollar interest rate futures contracts.

Corporate Items and Other

Comparative selected balance sheet data is as follows:
------------------------------------------------------

                                                     September 30,  December 31,
                                                         2006           2005
                                                     ------------   ------------
Total assets .....................................   $    711,805   $    382,553
   Cash ..........................................        186,162        264,373
   Trading securities ............................        223,327          4,939
   Receivables ...................................         21,026         21,891
   Deferred tax assets, net ......................        169,258         20,270
   Premises and equipment, net ...................         33,611         37,227
   Other assets ..................................         77,373         32,756
Total liabilities ................................   $    202,077   $    214,934
   Lines of credit and other secured borrowings ..         14,443         14,661
   Debt securities ...............................        150,329        154,329
   Other liabilities .............................         37,305         45,944

         Trading Securities. The fair value of our trading securities in the Corporate Items and Other segment is as follows:

                                                     September 30,  December 31,
                                                         2006           2005
                                                     ------------   ------------
Investment grade securities:
    Commercial paper (maturing October 2, 2006) ..   $    146,348   $         --
    Money market funds ...........................         75,167             --
    Other ........................................          1,096          1,685
                                                     ------------   ------------
                                                          222,611          1,685
Subordinates .....................................            716          3,254
                                                     ------------   ------------
                                                     $    223,327   $      4,939
                                                     ============   ============

         Receivables. Receivables in this segment consist of the following:

                                                               September 30,  December 31,
                                                                   2006           2005
                                                               ------------   ------------
Amounts due from sales of affordable housing properties ....   $     12,783   $     13,160
Security deposits ..........................................          3,471          3,678
Other ......................................................          4,772          5,053
                                                               ------------   ------------
                                                               $     21,026   $     21,891
                                                               ============   ============

         Payments to be received in future years (through June 2014) from the sale of investments in affordable housing properties are net of unaccreted discounts of $1,187 and $1,530 and reserves for doubtful accounts of $6,531 and $6,150 at September 30, 2006 and December 31, 2005, respectively. Our final sale of an affordable housing limited partnership investment occurred during 2005.

         Deferred tax assets, net. The $148,988 increase in deferred tax assets, net, in 2006 is primarily due to the reversal of $145,211 of valuation allowances during the second quarter. This reversal was recorded as an income tax benefit. Based on our cumulative earnings in recent periods and a more stable outlook for future taxable income, we determined that it was appropriate to reverse this portion of the deferred tax asset valuation allowance in order to increase the net deferred tax asset to the amount that we are more likely than not to realize in future periods. Deferred tax assets are net of valuation allowances totaling $13,796 and $163,802 at September 30, 2006 and December 31, 2005, respectively. See Note 6 to our Interim Consolidated Financial Statements.

         Other Assets. Other assets held by this segment are comprised of the following:

                                                     September 30,  December 31,
                                                         2006           2005
                                                     ------------   ------------
Investment in BMS Holdings .......................   $     45,809   $         --
Interest earning collateral deposits .............         15,445         15,164
Goodwill and intangibles .........................          5,435          5,435
Deferred debt-related issuance costs .............          3,996          4,755
Real estate ......................................          3,265          4,062
Prepaid expenses .................................          2,907          2,390
Other ............................................            516            950
                                                     ------------   ------------
                                                     $     77,373   $     32,756
                                                     ============   ============

         Interest earning collateral deposits at September 30, 2006 and December 31, 2005 include $9,034 and $8,912, respectively, of deposits that were required in order to obtain surety bonds for affordable housing properties that we sold before the end of the fifteen-year tax credit amortization period and on which we have previously claimed tax credits on our income tax returns. In October 2006, our collateral requirements related to these surety bonds were reduced, and $4,021 of deposits were returned to us, including interest. Interest earning collateral deposit balances also include a $5,000 cash collateral account required under the Guaranty we entered into in connection with debanking.

         Lines of Credit and Other Secured Borrowings. Lines of credit and other secured borrowings in this segment represent a mortgage note collateralized by our loan servicing call center located in Orlando, Florida. This note has a fixed interest rate of 5.62% and matures in October 2014.

         Debt Securities. Debt securities consist of the following:

                                                                              September 30,  December 31,
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

Comparative selected operations data is as follows:
---------------------------------------------------

                                                        Three months                     Nine months
                                                ----------------------------    ----------------------------
For the periods ended September 30,                 2006            2005            2006            2005
---------------------------------------------   ------------    ------------    ------------    ------------
Pre-tax income (loss) .......................   $     (2,566)   $        818    $     (3,660)   $     (2,642)
Revenue .....................................   $     (1,376)   $       (561)   $     (1,342)   $       (629)
Operating expenses ..........................   $      2,837    $      1,184    $      7,084    $      5,659
Other income (expense), net:
    Interest income .........................   $      2,093    $        625    $      6,148    $      6,662
    Interest expense ........................         (1,033)           (691)         (2,964)         (7,578)
    Gain (loss) on trading securities .......            (70)            139            (653)            181
    Gain on debt repurchases ................             --             897              25             897
    Other, net ..............................            657           1,593           2,210           3,484
                                                ------------    ------------    ------------    ------------
      Total other income (expense) ..........   $      1,647    $      2,563    $      4,766    $      3,646
                                                ============    ============    ============    ============

         Operating Expenses. Operating expenses for 2005 reflect the reversal of $1,920 of reserves in the third quarter. Operating expenses for the quarter ended September 30, 2006 and 2005 include $1,941 and $1,580, respectively, of expenses associated with business activities that are individually insignificant, primarily Affordable Housing, Commercial Assets and BOK. Year to date, the expenses associated with these business activities were $4,979 and $4,155 for 2006 and 2005, respectively. Affordable Housing operating expenses for 2006 include a $1,000 provision, which was recorded in the third quarter, related to the potential settlement of a contractual dispute.

         Interest Income. The increase in interest income in the third quarter of 2006 largely reflects an increase in investment grade securities, primarily commercial paper. Year to date, interest income was higher in 2005, reflecting higher balances of cash, investment grade securities and other short-term investments leading up to debanking on June 30, 2005. This was partially offset by an increase in interest income on a commercial unrated subordinate security arising out of a cash distribution in the first quarter of 2006.

         Interest Expense. The higher year to date interest expense in 2005 reflects a decline in debt securities as a result of repurchases during the third and fourth quarters of 2005. Also, interest expense for 2005 included $2,906 on customer deposits prior to debanking. We retained a greater amount of interest expense in the Corporate Items and Other segment in the first six months of 2005, reflecting the high cash and investment balances that we were holding in preparation for debanking.

         Gain (Loss) on Trading Securities. The losses in 2006 primarily reflect a decline in the fair value of a commercial unrated subordinate security as a result of a large cash distribution received in the first quarter of 2006. This distribution also resulted in an increase in interest income as previously disclosed.

         Other, net. The 2006 periods include a gain of $1,261 from the sale of a land parcel during the second quarter and equity in earnings of BMS Holdings of $374 for the months of August and September. The 2005 periods include a gain of $1,750 in the second quarter in connection with the assumption by Marathon of our customer deposit liabilities as part of debanking, a gain of $1,882 in the third quarter from the sale of a real estate investment and a loss of $1,272 in the third quarter from the sale of an affordable housing property. The three and nine months ended September 30, 2005 also include $948 and $1,900, respectively, of interest income on federal income tax refund claims that were collected in September 2005.

MINORITY INTEREST IN SUBSIDIARY

         Minority interest of $1,905 and $1,853 at September 30, 2006 and December 31, 2005, respectively, primarily represents the 30% investment in GSS held by Merrill Lynch.

STOCKHOLDER'S EQUITY

         Stockholders' equity amounted to $537,188 at September 30, 2006 as compared to $347,407 at December 31, 2005. The $189,781 increase in stockholders' equity during first nine months of 2006 was primarily due to net income of $192,589 and the issuance of 555,547 shares of common stock to employees as a result of the exercise of stock options and the vesting of stock awards, offset in part by the repurchase of 1,001,259 shares for $11,014.

         Information regarding purchases of our common stock during the nine months ended September 30, 2006 is as follows:

                                                      Average         Total number of shares       Maximum number of shares that
                                                    Share Price    purchased as part of publicly     may yet be purchased under
        Period              Number of shares           paid               announced plans                    the plans
------------------------------------------------------------------------------------------------------------------------------------
     May - May 31               1,001,259             $11.00                     --                           5,568,900


         We purchased 1,000,000 shares on May 9, 2006 from a corporation controlled by a member of OCN's Board of Directors at a price of $11.00 per share. As disclosed in Note 3 to the Interim Consolidated Financial Statements, we also purchased a total of 1,259 fractional shares in connection with the Reverse/Forward Split. Our ability to repurchase shares of our common stock is restricted under the terms of the Guaranty that we entered into with the OTS in connection with debanking.

INCOME TAX EXPENSE (BENEFIT)

         The following table provides details of our income tax expense
(benefit) for the periods indicated:

                                                                                   Three months                 Nine months
                                                                            --------------------------  ---------------------------
For the periods ended September 30,                                             2006          2005          2006           2005
-------------------------------------------------------------------------   ------------  ------------  ------------   ------------
Income tax expense (benefit) on income before taxes .....................   $      9,403  $      2,282  $     17,847   $      3,973
Provision for (reversal of) valuation allowance on deferred tax assets ..             --            --      (145,211)          (843)
Provision for recapture of base year bad debt reserves ..................             --            --            --          1,967
                                                                            ------------  ------------  ------------   ------------
    Total income tax expense (benefit) ..................................   $      9,403  $      2,282  $   (127,364)  $      5,097
                                                                            ============  ============  ============   ============

         As disclosed in Note 6 to our Interim Consolidated Financial Statements, we reversed $145,211 of valuation allowances on our deferred tax assets during the second quarter of 2006 in order to increase the net deferred tax asset to the amount that is more likely than not to be realized in future periods. Our determination that it was appropriate to reverse the valuation allowances in the second quarter of 2006 was primarily based on the following:

         o    Cumulative earnings in recent periods;
         o Positive outlook for future earnings, including positive changes in the market factors affecting our Residential Servicing business that suggest continued strong earnings performance;
         o    The disposal of nearly all of our non-core assets.

         In the second quarter of 2005, we recorded a provision of $1,967 ($1,124 net of a related reversal of the valuation allowance on the deferred tax asset) to recognize a deferred tax liability arising from the recapture of bad debt reserves in connection with our termination of the Bank's status as a federal savings bank.

         Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes, low-income housing tax credits and changes in the deferred tax valuation allowance. Excluding the effect of the reversal of valuation allowances on deferred tax assets in the second quarter of 2006, our effective tax rate was 27.36% for the first nine months of 2006. Excluding the effect of the one-time provision for the recapture of bad debt reserves in the second quarter of 2005, our effective tax rate was 21.67% for the first nine months of 2005. We estimate our effective tax rate based on projected full-year results, and we revise the estimate quarterly during the year.

LIQUIDITY, COMMITMENTS AND OFF-BALANCE SHEET RISKS

Liquidity

         Our primary sources of funds for liquidity are:


         o    Lines of credit and other secured borrowings    o    Servicing fees
         o    Match funded liabilities                        o    Payments received on trading securities
         o    Debt securities                                 o    Interest payments on and proceeds from
                                                                   sales of loans

         We closely monitor our liquidity position and ongoing funding requirements. At September 30, 2006, we had $190,856 of unrestricted cash, which represented 10% of total assets. We also had $222,611 of investment grade securities at September 30, 2006. Total cash and investment grade securities comprised 22% of total assets at September 30, 2006. Under certain of our credit facilities, we are required to maintain minimum liquidity levels. Among the risks and challenges associated with our funding activities are the following:

o Cash requirements to fund our acquisition of additional servicing rights and related advances and to fund existing operations and growth in other core business lines.
o The maturity of existing secured lines of credit and repurchase agreements at various dates through August 2007, subject to the renewals of these agreements. We had an aggregate balance of $350,976 outstanding under these agreements at September 30, 2006. In addition, one of our match funded agreements expires in January 2007. The balance outstanding under this agreement was $94,524 at September 30, 2006.

         Our credit facilities are summarized as follows:

                                                                     Unused Borrowing       Balance Outstanding
                                                 Maturity                Capacity           September 30, 2006
                                          ---------------------      ----------------       ------------------
Residential Servicing:
     Match funded liability ............  Nov. 2011 - Mar. 2014      $         13,345       $         261,655
     Match funded liability ............        Jan. 2007                      30,476                  94,524
     Secured line of credit ............        Aug. 2007                     125,257                 159,743
                                                                     ----------------       -----------------
                                                                              169,078                 515,922
                                                                     ----------------       -----------------
Residential Origination Services:
     Repurchase agreement ..............        Aug. 2007                      12,544                 122,456
     Repurchase agreement ..............        Jun. 2007                      33,039                  41,961
     Repurchase agreement ..............        Feb. 2007                       4,517                   5,483
     Repurchase agreement ..............        Apr. 2036                          --                   2,216
     Secured line of credit ............        Jun. 2007                      53,667                  21,333
                                                                     ----------------       -----------------
                                                                              103,767                 193,449
                                                                     ----------------       -----------------
Corporate Items and Other:
     Mortgage ..........................        Oct. 2014                          --                  14,443
     Convertible Notes .................        Aug. 2024                          --                  96,900
     Capital Securities ................        Aug. 2027                          --                  53,429
                                                                     ----------------       -----------------
                                                                                   --                 164,772
                                                                     ----------------       -----------------
                                                                     $        272,845       $         874,143
                                                                     ================       =================

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

         Our ability to expand our Residential Servicing business depends in part on our ability to obtain additional financing to purchase new servicing rights and to fund servicing advances. We currently use a variety of sources of debt to finance these assets, including match funded agreements and secured credit facilities. Our credit facilities provide funds to us in amounts that are less than the full value of the related servicing assets that serve as collateral for the credit facilities. If we cannot replace or renew these sources as they mature or obtain additional sources of financing, we may be unable to acquire new servicing rights or make the associated advances.

         We believe that our existing sources of liquidity, including internally generated funds, will be adequate to fund planned activities, although there can be no assurances in this regard. At September 30, 2006, we had $272,845 of unused borrowing capacity under existing credit agreements. We continue to evaluate other sources of liquidity, such as lines of credit from unaffiliated parties, match funded debt and other secured borrowings. We are examining all of our asset classes to identify additional funding opportunities including receivables, the balance of which amounted to $58,265 at September 30, 2006. We are also examining opportunities to obtain additional funding on loans held for resale during the holding period and to increase financing on our servicing rights and advances.

         Total cash and investment grade securities, which are primarily comprised of cash equivalents, increased by $143,547 during the nine months ended September 30, 2006. Operating activities for this same period provided $351,246 of cash. Cash used by investing and financing activities primarily consisted of the purchase of $102,198 of mortgage servicing rights, the investment of $45,809 in BMS, and the repayment of $285,947 of credit lines and other secured borrowings. A more detailed discussion of cash flows follows.

         Our operating activities provided $351,246 and used $23,550 of cash flows during the nine months ended September 30, 2006 and 2005, respectively. The higher net cash flows provided by operating activities in 2006 primarily reflects a significant decline in loans held for resale during the year as a result of sales and securitizations. During the first nine months of 2006, proceeds from sales and securitizations of loans held for resale exceeded purchases and originations during the period by $474,212. Also, $50,685 of principal payments were received on loans held for resale during the first nine months of 2006. During the first nine months of 2005, originations exceeded sales and securitizations by $79,481. Partially offsetting the increase in cash flows in 2006 from loans held for resale is an increase in cash used by trading activities, largely reflecting an increase in investment grade securities. Although net income for 2006 increased by $179,349, it includes a tax benefit of $127,364 primarily reflecting the reversal of $145,211 of deferred tax asset valuation allowances.

         Our investing activities used cash flows totaling $149,271 and $39,617 during the nine months ended September 30, 2006 and 2005, respectively. The increase in cash flows used by investing activities in 2006 is primarily due to our $45,809 investment in BMS Holdings and a $45,490 increase in purchases of mortgage servicing rights.

         Our financing activities used cash flows of $279,354 and $291,051 during the nine months ended September 30, 2006 and 2005, respectively. Cash flows used by financing activities in the first nine months of 2006 primarily reflect a net decrease in collateralized borrowing agreements used to finance loans held for resale. Net repayments of lines of credit and other secured borrowings amounted to $285,497 during the first nine months of 2006 as compared to net proceeds from borrowings of $47,655 for the same period of 2005. Cash flows used by financing activities during the first nine months of 2005 reflect a $376,591 decline in deposits and escrow deposits as a result of debanking.

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

Off-Balance Sheet Risks

         As of September 30, 2006 we had outstanding commitments to fund mortgage loans of $79,999 and outstanding commitments to sell $15,150 of our loans held for resale.

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

RECENT ACCOUNTING DEVELOPMENTS

         During the first quarter of 2006, we adopted SFAS No. 123(R), "Share-Based Payment"; however, it did not have a material effect on our consolidated financial statements. For additional information regarding recent accounting pronouncements, see Note 2 to the Interim Consolidated Financial Statements.

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

         We are also exposed to liquidity risk primarily because of the highly variable daily cash requirements to support the Residential Servicing business including acquisitions of mortgage servicing rights, the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. In general, we finance our operations through operating cash flows and various other sources including long-term debt, secured lines of credit, match funded agreements and repurchase agreements. See "Liquidity, Commitments and Off-Balance Sheet Risks" for additional discussion regarding liquidity.

         The primary risk associated with mortgage servicing rights is that they will lose a portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates and rising house prices or because of higher than anticipated delinquency rates occasioned by deteriorating credit conditions. Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of mortgage servicing rights. As of September 30, 2006, the carrying value and estimated fair value of our residential mortgage servicing rights were $171,984 and $243,666, respectively.

         Our Residential Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and mortgage servicing rights. At September 30, 2006, we had residential servicing advances of $684,846 consisting of advances on loans serviced for others of $294,271 and match funded advances on loans serviced for others of $390,575.

         We are also exposed to interest rate risk because earnings on our residential servicing float balances are affected by short-term interest rates. These float balances, which are not included in our financial statements, amounted to approximately $723,900 at September 30, 2006. We report these earnings as a component of servicing and subservicing fees.

         Partially offsetting this risk is the fact that a large component of our outstanding debt is variable rate debt. Therefore, declining rates will also reduce our interest expense for that financing. At September 30, 2006, the combined balance of our match funded liabilities, debt securities, lines of credit and other secured borrowings totaled $874,143. Of this amount $709,371, or 81%, was variable rate debt, for which debt service costs are sensitive to changes in interest rates, and $164,772 was fixed rate debt.

         Our balance sheet at September 30, 2006 included interest-earning assets totaling $537,805, including $212,895 of loans held for resale and $222,611 of investment grade securities.

Impact of Changes in Interest Rates on the Net Value of Interest Rate-Sensitive Financial Instruments

         We perform an interest rate sensitivity analysis of our mortgage servicing rights portfolio every quarter. We currently estimate that the fair value of the portfolio increases or decreases by approximately 2% for every 50 basis point increase or decrease in interest rates. This sensitivity analysis is limited in that it was performed at a particular point in time; only contemplates certain movements in interest rates; does not incorporate changes in interest rate volatility; is subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and does not incorporate other factors that would impact our overall financial performance in such scenarios. We carry mortgage servicing rights at the lower of amortized cost or fair value by strata. To the extent that fair value were to decline below amortized cost, we would record an impairment charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings. For these reasons, this interest rate sensitivity estimate should not be viewed as an earnings forecast.

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

         We have entered into foreign currency futures to hedge our net investment in the foreign subsidiary that owns the UK residuals. The notional amount of these futures was (pound)11,938 ($22,349) at September 30, 2006. Our principal exposure to foreign currency exchange rates exists with the British Pound versus the U.S. dollar. Our operations in India and the foreign operations of GSS and BOK also expose us to foreign currency exchange rate risk. However, this risk is insignificant.

         We have also entered into Eurodollar interest rate futures and interest rate swaps to hedge our exposure to interest rate risk represented by our loans held for resale prior to their sale or securitization. The notional amounts of the futures and the interest rate swaps were $722,000 and $70,000, respectively, at September 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

         Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act) as of September 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures (1) were designed to ensure that material information relating to OCN, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provide reasonable assurance that information required to be disclosed by OCN in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         See "Note 9 Commitments and Contingencies" of the Interim Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

         See our discussion of risk factors on page 18 of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  EXHIBITS

(3) Exhibits. (Exhibits marked with a " * " denote management contracts or compensatory plans or agreements)
           2.1        Agreement of Merger dated as of July 25, 1999 among Ocwen
                      Financial Corporation, Ocwen Asset Investment Corp. and
                      Ocwen Acquisition Company (1)
           2.2        Stock Purchase Agreement dated as of May 23, 2006 by and
                      among Bankruptcy Management Solutions, Inc., Its
                      Stockholders and Warrant Holder, and BMS Holdings,
                      Inc. (2)
           2.3        Amendment No.1 dated July 31, 2006 to the Stock Purchase
                      Agreement by and among Bankruptcy Management Solutions,
                      Inc., Its Stockholders and Warrant Holder, and BMS
                      Holdings, Inc. The company agrees to furnish
                      supplementally a copy of any omitted schedule to the
                      Commission upon request (2)
           3.1        Amended and Restated Articles of Incorporation (3)
           3.2        Amended and Restated Bylaws (4)
           4.0        Form of Certificate of Common Stock (3)
           4.1        Certificate of Trust of Ocwen Capital Trust I (5)
           4.2        Amended and Restated Declaration of Trust of Ocwen Capital
                      Trust I (5)
           4.3        Form of Capital Security of Ocwen Capital Trust I
                      (included in Exhibit 4.4) (5)
           4.4        Form of Indenture relating to 10.875% Junior Subordinated
                      Debentures due 2027 of OCN (5)
           4.5        Form of 10.875% Junior Subordinated Debentures due 2027 of
                      OCN (included in Exhibit 4.6) (5)
           4.6        Form of Guarantee of OCN relating to the Capital
                      Securities of Ocwen Capital Trust I (5)
           4.7        Registration Rights Agreement dated as of July 28, 2004,
                      between OCN and Jeffries & Company Inc. (6)
           4.8        Indenture dated as of July 28, 2004, between OCN and the
                      Bank of New York Trust Company, N.A., as trustee (6)
           10.1*      Ocwen Financial Corporation 1996 Stock Plan for Directors,
                      as amended (7)
           10.2*      Ocwen Financial Corporation 1998 Annual Incentive Plan (8)
           10.3       Compensation and Indemnification Agreement, dated as of
                      May 6, 1999, between OAC and the independent committee of the Board of Directors (9)
           10.4       Indemnity agreement, dated August 24, 1999, among OCN and
                      OAC's directors (10)
           10.5*      Amended Ocwen Financial Corporation 1991 Non-Qualified
                      Stock Option Plan, dated October 26, 1999 (10)
           10.6       First Amendment to Agreement, dated March 30, 2000 between
                      HCT Investments, Inc. and OAIC Partnership I, LP (10)
           10.7*      Ocwen Financial Corporation Deferral Plan for Directors,
                      dated March 7, 2005 (11)
           10.8       Collateral Trust Agreement, dated June 28, 2005, between
                      OCN and the Bank of New York Trust Company, N.A. (12)
           10.9       Guaranty, dated June 28, 2005, from OCN to the Guaranteed
                      Parties (12)
           10.10      Cash Collateral Agreement, dated June 28, 2005, among OCN,
                      Bank of New York Trust Company, N.A. as collateral Trustee and Bank of New York Trust Company, N.A. as Account
                      Bank (12)
           10.11      Stock Purchase Agreement, dated May 5, 2006, between
                      Wishco, Inc. and OCN (13)
           31.1       Certification of the Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
           31.2       Certification of the Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
           32.1       Certification of the Chief Executive Officer pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
           32.2       Certification of the Chief Financial Officer pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1) Incorporated by reference from a similarly described exhibit included with the Registrant's Current Report on Form 8-K filed with the Commission on July 26, 1999.
(2) Incorporated by reference from the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

(3) Incorporated by reference from the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-1 (File No. 333-5153) as amended, declared effective by the commission on September 25, 1996.
(4) Incorporated by reference from the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
(5) Incorporated by reference from the similarly described exhibit filed in connection with our Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the Commission on August 6, 1997.
(6) Incorporated by reference from the similarly described exhibit included with Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
(7) Incorporated by reference from the similarly described exhibit filed in connection with the Registrant's Registration Statement on Form S-8 (File No. 333-44999), effective when filed with the Commission on January 28, 1998.
(8) Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 1998 Annual Meeting of Shareholders as filed with the Commission on March 31, 1998.
(9) Incorporated by reference from OAC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999. (10) Incorporated by reference from the similarly described exhibit included with the Registrant's Quarterly Report on
         Form 10-Q for the quarterly period ended March 31, 2000.
(11) Incorporated by reference from the similarly described exhibit included with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.
(12) Incorporated by reference from the similarly described exhibit included with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
(13) Incorporated by reference from the similarly described exhibit included with the Registrant's Form 8-K filed with the Commission on May 11, 2006

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   OCWEN FINANCIAL CORPORATION

Date:    November 9, 2006          By: /s/ DAVID J. GUNTER
                                       -----------------------------------------
                                       David J. Gunter, Senior Vice President &
                                       Chief Financial Officer
                                       (On behalf of the Registrant and as its
                                          principal financial officer)