Form 10-K
period 2006-12-31
OCWEN FINANCIAL CORP
filed 2007-03-16
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________________to _____________________

Commission File No. 1-13219

OCWEN FINANCIAL CORPORATION

(Exact name of Registrant as specified in our charter)

Florida	65-0039856

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1661 Worthington Road, Suite 100
West Palm Beach, Florida	33409

(Address of principal executive office)	(Zip Code)

(561) 682-8000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	New York Stock Exchange (NYSE)
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act: Not applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐ No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☐ No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes   ☐ No   ☒

Aggregate market value of the common stock, $0.01 par value, held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the NYSE as of the close of business on June 30, 2006: $471,607,000 (for purposes of this calculation affiliates include only directors and executive officers of the registrant).

Number of shares of common stock, $0.01 par value, outstanding as of March 2, 2007: 63,184,867 shares

DOCUMENTS INCORPORATED BY REFERENCE: Portions of our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 10, 2007, are incorporated by reference into Part III, Items 10 - 12 and 14.

OCWEN FINANCIAL CORPORATION
2006 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

          This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to the following:

•	projections as to the availability of financing necessary to expand our residential servicing business;
•	assumptions related to the sources of liquidity and the adequacy of financial resources;
•	estimates regarding valuation allowances; and
•	expectations as to the effect of resolution of pending legal proceedings on our financial condition.

          Forward-looking statements are not guarantees of future performance and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the risks discussed in “Risk Factors” below and the following:

•	general economic and market conditions,
•	prevailing interest rates,
•	availability and price of servicing rights for purchase,
•	governmental regulations and policies,
•	availability of adequate and timely sources of liquidity, and
•	uncertainty related to dispute resolution and litigation.

          Further information on the risks specific to our business are detailed within this report and our other reports and filings with the Securities and Exchange Commission, including our periodic reports Form 10-Q and current reports on Form 8-K. The forward-looking statements speak only as of the date they are made and should not be relied upon. Ocwen Financial Corporation undertakes no obligation to update or revise the forward-looking statements.

PART I

ITEM 1. BUSINESS (Dollars in thousands)

GENERAL

          Ocwen Financial Corporation (“OCN”) is a leading provider of servicing and origination processing solutions to the loan industry with headquarters in West Palm Beach, Florida, offices in Orlando, Florida, Lisle, Illinois and Atlanta, Georgia and global operations in Canada, Germany, India and Taiwan. OCN is a Florida corporation that was organized in February 1988 in connection with the acquisition of Ocwen Federal Bank FSB (the “Bank”).

          Effective June 30, 2005, the Bank voluntarily terminated its status as a federal savings bank. This process, which we have referred to as “debanking,” was approved by the Office of Thrift Supervision (“OTS”) and resulted in the divestiture to Marathon National Bank of New York (“Marathon”) of the Bank’s deposit liabilities, and assignment of the Bank’s remaining assets and liabilities to Ocwen Loan Servicing, LLC (“OLS”). We are continuing the Bank’s non-depository businesses, including its residential mortgage servicing business, under OLS, which is a licensed servicer in all 50 states, the District of Columbia and Puerto Rico.

SEGMENTS AND STRATEGY

Our business segments are as follows:

•	Residential Servicing

•	Ocwen Recovery Group

•	Residential Origination Services

          In addition to these business segments, we report other items of revenue and expense in our Corporate Items and Other segment as discussed later in this section.

          We are narrowing the scope of our Residential Origination Services segment. In 2007, we decided to close our subprime loan origination operation, which reported pre-tax losses of $12,350 and $6,195, respectively, for 2006 and 2005. The loan origination operation included the results of Funding America, LLC, (“Funding America”) a variable interest entity (“VIE”), which we began to include in our consolidated financial statements as of December 31, 2005 and which has become a consolidated subsidiary. We believe that the remaining fee based loan processing activities in this segment are synergistic with our servicing operations and have the additional benefit of not requiring significant additional capital in order to respond to growth opportunities. We have continued to evaluate our other segments and narrow our focus to those activities that yield acceptable returns. In this regard, during 2006, we merged our Business Process Outsourcing segment into our Residential Origination Services segment. As we move into 2007, we are making further changes in our operations, having decided to close our domestic commercial servicing operations, while retaining our domestic commercial special servicing and asset management operations as well as our international servicing operations. As a result, we have included our Commercial Servicing segment in Corporate Items and Other, consistent with our reporting policy for businesses that are not individually significant.

Key elements of our business strategy are summarized as follows:

•	continue to grow our residential servicing business, including the opportunistic acquisition of servicing and subservicing rights;
•	grow our residential fee based loan processing services, including property valuation, mortgage due diligence, title services and loan refinancing for residential servicing borrowers; and
•	expand our unsecured debt collection business.

          A more detailed description of each of our business segments follows.

Residential Servicing

          We service residential mortgage loans, the vast majority of which are subprime mortgages. As of December 31, 2006, we serviced 473,665 loans with an aggregate unpaid principal balance (“UPB”) of $52,834,028 under 487 servicing agreements for over 40 clients. These clients include Wall Street firms with mortgage securitization platforms such as Deutsche Bank, Lehman Brothers, Credit Suisse and Morgan Stanley, mortgage originators such as Delta Funding, and governmental agencies such as the United States Department of Veterans Affairs. Revenue from this segment comprised 80%, 74% and 78% of our consolidated revenues in 2006, 2005 and 2004, respectively.

          We are entitled to service mortgages because we purchased the servicing rights from the owners of the mortgages, retained the rights in connection with the securitization of loans we owned or have entered into subservicing agreements with entities that own the servicing rights. An agreement between the various parties to a mortgage securitization transaction typically specifies the rights and obligations of servicing rights. Our largest source of revenue with respect to servicing rights is the servicing fees we earn pursuant to servicing and subservicing agreements. Servicing fees are usually earned as a percentage of the unpaid principal amount of the mortgages that are being serviced. A typical servicing fee is approximately 0.50% per year. Subservicing fees range up to 0.35% per year. The servicing and subservicing fees are supplemented by related income, including late fees from borrowers who are delinquent in remitting their monthly mortgage payments and interest earned on payments made to us but not yet remitted to the owner of the mortgage (“float earnings”).

          As a servicer or subservicer, we also have a variety of contractual obligations, including the obligation to service the mortgages according to certain standards and to advance funds to securitization trusts in the event that borrowers are delinquent on their monthly mortgage payments. The risk of loss on advances is very low because advances are the first obligation to be satisfied, generally ahead of all the bonds, when a securitization trust disburses the funds that it has collected. The costs incurred in meeting these obligations include, but are not limited to, the interest expense incurred to finance the servicing advances.

          The contracts for servicing may provide for a single bulk transfer of a servicing portfolio or the ongoing transfer of loans as they are originated or purchased by counterparties to the servicing contract. While the loan data are transferred to us for servicing, the client retains ownership of the loans.

          The U.S. Department of Housing and Urban Development, Freddie Mac and Fannie Mae have approved OLS as a loan servicer. Standard & Poor’s Rating Services (“Standard & Poor’s”) has rated OLS “Strong” as a Residential Subprime Servicer and Residential Special Servicer. “Strong” represents Standard & Poor’s highest ratings category. Moody’s Investors Services, Inc. (“Moody’s”) has rated OLS “SQ2–” as a Residential Subprime Servicer and “SQ2” as a Residential Special Servicer. “SQ2” represents Moody’s second highest rating category. Fitch Ratings (“Fitch”) has rated OLS “RPS2” for Residential Subprime Servicing and “RSS2” for Residential Special Servicing. These represent Fitch’s second highest categories, respectively.

          This segment also includes our comprehensive enterprise-level residential mortgage loan servicing platform that we have used since January 2001.

Ocwen Recovery Group

          This segment primarily conducts collections for owners of delinquent and charged-off receivables and for a portfolio of unsecured credit card receivables that we acquired during the period 1998 through 2000. We generally earn a fee based upon a percentage of the dollars collected on behalf of the owners of the receivables. The percentage fee generally ranges from 17% to 50%. Revenue from this segment comprised 2%, 3% and 4% of our consolidated revenues in 2006, 2005 and 2004, respectively. Our focus in 2005 and 2006 has been on cost reduction and enhancing the execution capabilities of our global workforce and not on growing revenue. We believe we have achieved these goals and are positioned for growth in 2007. We are exploring organic growth alternatives as well as acquisitions of other collection agencies.

Residential Origination Services

          This business segment consists of three components: fee-based loan processing businesses, trading and investing activities and subprime loan originations. Fee-based processing includes residential property valuation services, mortgage due diligence, fulfillment, title services, loan refinancing for Residential Servicing customers, and outsourcing services to third parties including mortgage underwriting, data entry, call center services and mortgage research. We sell due diligence services on closed whole loans to Wall Street firms that actively purchase loans for their securitization programs. Our trading and investing activities include our investments in subprime residual mortgage backed trading securities, as well as the results of our loan purchase and securitization activities. In 2007, we decided to close our start-up subprime loan origination operation.

          Our Residential Origination Services segment also includes REALTransSM, our web-based vendor management platform that facilitates the electronic fulfillment of real estate products and services necessary to process, approve and close residential mortgage loans, as well as to service them. Revenue from the Residential Origination Services segment comprised 16%, 18% and 14% of our consolidated revenues in 2006, 2005 and 2004, respectively.

Corporate Items and Other

          We account for business activities that are individually insignificant as well as certain items of revenue and expense that are not directly related to a business unit in Corporate Items and Other. Insignificant business activities include, among others, our former Commercial Servicing segment and our 46% equity interest in BMS Holdings, Inc. (“BMS Holdings”). On July 31, 2006, BMS Holdings acquired Bankruptcy Management Solutions, Inc. (“BMS”), a leading provider of bankruptcy case management software solutions to Chapter 7 Bankruptcy Trustees. Corporate Items and Other also includes interest income on short-term investments of cash and the related costs of financing these investments, and certain other corporate expenses.

          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segments” for additional financial information and related discussion regarding each of our segments.

SOURCES OF FUNDS

          We meet our current need for funds through such sources of liquidity as lines of credit and other secured borrowings, match funded liabilities, servicing fees (including float earnings), payments received on trading securities and payments received on loans held for resale. Our primary uses of funds are the funding of servicing advances, purchases of mortgage servicing rights (“MSRs”), payment of interest and operating expenses, repayment of borrowings and purchases and originations of loans. We closely monitor our liquidity position and ongoing funding requirements, and we invest available funds in short-term investment grade securities.

          Our ability to expand our Residential Servicing business depends in part on our ability to obtain additional financing to purchase new servicing rights and to fund servicing advances. An expanded portfolio of loans serviced for others could increase the amount of funds that we, as servicer, must advance to meet contractual principal and interest payments to certain investors, to pay taxes, insurance and other costs necessary to preserve the assets that secure the loans and to pay the cost of foreclosure when past due loans cannot be returned to performing status. An increase in delinquency rates among the loans in our servicing portfolio could further increase the need to fund advances beyond what we are currently experiencing and could increase the costs that we incur in our collection efforts related to the loans. Meeting the need to advance these funds also requires readily available unused borrowing capacity. As noted earlier, we are obligated to advance funds only to the extent that we believe that the advances are recoverable, and the risk of loss on advances is low because advances are generally ahead of the securities when a securitization trust disburses funds that it has collected.

          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Commitments and Off-Balance Sheet Risks” for additional financial information regarding our sources of funds.

COMPETITION

          A discussion of competition as it relates to our primary core businesses appears in Item 1A, “Risk Factors.”

SUBSIDIARIES

          A list of our significant subsidiaries is set forth in Exhibit 21.0.

EMPLOYEES

          As of December 31, 2006, we had 3,303 employees, of which 693 were resident in our U.S. facilities and 2,567 were resident in our India operations centers. We have developed our India operations centers over the past five years in order to benefit from the cost savings opportunities and the quality workforce available in that country. We also had 43 employees in other countries as of December 31, 2006.

          In the U.S., our operations as of December 31, 2006 are concentrated in our headquarters in West Palm Beach, Florida, which had 249 employees and our operations center in Orlando, Florida, which had 308 employees. In addition, we had 136 employees at various other locations in the U.S.

          Of our employees in India as of December 31, 2006, 1,711 were in the city of Bangalore and 856 were in the city of Mumbai. Our India workforce is deployed as follows:

•	41% are in Residential Servicing,
•	28% are in Residential Origination Services,
•	3% work in various other business units,
•	19% provide technology support to the business groups and
•	9% support other functions, including Human Resources and Corporate Services, Accounting, Legal and Risk Management.

REGULATION

          Our business is subject to extensive regulation by federal, state and local governmental authorities, including the Federal Trade Commission and state agencies that license our mortgage origination and servicing entities. We must comply with a number of federal, state and local consumer protection laws, including the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Homeowners Protection Act, among others. These statutes apply to debt collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and prohibit discrimination. These requirements can and do change as statutes and regulations are enacted, promulgated or amended.

          Although we no longer control a federal savings bank and are no longer subject to federal banking regulations, we remain subject to certain federal, state and local consumer protection provisions. As a result of debanking, we are also subject to licensing and regulation as a mortgage service provider, mortgage loan originator and/or debt collector in a number of states in which we previously benefited from federal preemption. Since debanking, we are subject to audits and examinations that are conducted by the states. We receive from time to time requests from state agencies for records, documents and information regarding our policies, procedures and practices regarding our loan servicing, loan origination and processing, and debt collection business activities. We incur significant costs on an on-going basis to comply with governmental regulations.

          On April 19, 2004, the Bank entered into a Supervisory Agreement with the OTS. The Supervisory Agreement terminated upon the completion of debanking because the Bank was no longer an FDIC-insured institution. However, for a period of six years following the completion of debanking, the OTS retains the right to bring enforcement actions in respect of any breach or noncompliance by the Bank with the Supervisory Agreement during the period, prior to debanking, when the Supervisory Agreement was in effect.

          In addition, in connection with debanking, we entered into various agreements to meet the conditions to the OTS’ approval. We also entered into an Assignment and Assumption Agreement, dated June 28, 2005, with our subsidiaries Investors Mortgage Insurance Holding Company, Rocaille Acquisition Subsidiary, Inc., the Bank and OLS whereby the Bank assigned to OLS, directly or indirectly, all of its assets, liabilities and business remaining after the consummation of the debanking transactions (the “Assignment”). Also on June 28, 2005, we entered into an agreement (the “Guaranty”) in favor of the OTS and any holders of claims with respect to liabilities assumed by OLS from the Bank in connection with the Assignment. The Guaranty contains affirmative covenants relating to the maintenance of a cash collateral account, reporting requirements, transactions with affiliates, preservation of the existence of our subsidiaries and maintenance of not less than $35,000 of unencumbered assets. The Guaranty also contains negative covenants that restrict our ability to (i) incur indebtedness if certain financial ratios are not achieved or if we fail to maintain a specified minimum net worth, (ii) enter into merger transactions or a sale of substantially all of our assets, (iii) sell, lease, transfer or otherwise dispose of our assets, or (iv) pay dividends or acquire our capital stock. While we do not expect that compliance with the Guaranty will have a material adverse impact on our financial condition, results of operations or cash flows, if an event of default were to occur we would be obligated to increase the cash collateral amount. Furthermore, the OTS and other beneficiaries of the Guaranty are entitled to initiate enforcement proceedings against us, which, in the case of the OTS, could result in monetary civil penalties.

          Bankhaus Oswald Kruber GmbH & Co. KG (“BOK”), our German banking subsidiary, is licensed as a credit institution (Kreditinstitut) under the laws of the Federal Republic of Germany and is supervised and regulated in Germany by the German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht – BaFin), the German Central Bank (Deutsche Bundesbank) and, in respect of minimum reserves on deposits, the European Central Bank. BOK, which we acquired on September 30, 2004, is not material to our current operations.

AVAILABLE INFORMATION

          Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (http://www.ocwen.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We have also posted on our website, and have available in print upon request, the charters for our Audit Committee, Compensation Committee and Governance Committee, our Governance Guidelines, and Code of Ethics and Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Ethics or waiver thereto applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

          On May 30, 2006, pursuant to Section 303A.12 of the New York Stock Exchange’s listing standards, our Chief Executive Officer certified to the New York Stock Exchange that he was not aware of any violation by Ocwen Financial Corporation of the New York Stock Exchange corporate governance listing standards as of that date. Additionally, we filed with the SEC the CEO/CFO certifications required under Section 302 of the Sarbanes-Oxley Act as Exhibits to our Form 10-K.

ITEM 1A. RISK FACTORS (Dollars in thousands)

          An investment in our common stock involves significant risks inherent to our business. We describe below the principal risks and uncertainties that management believes affect or could affect us. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. You should carefully read and consider these risks and uncertainties described below together with all of the other information included or incorporated by reference in this report before you decide to invest in our common stock. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

We face strong competition in our primary business segment.

          We face strong competition from a variety of competitors in our residential loan servicing business. These competitors include a number of large financial institutions. In addition, a weak subprime mortgage industry, the result of a softening housing market, lower mortgage originations, rising interest rates and increasing borrower defaults, has resulted in consolidation within the industry as lenders exit the market or seek to align themselves with stronger entities. Acquisitions of subprime lenders have risen as some Wall Street firms have viewed the industry’s problems as a buying opportunity.

          These financial institutions generally have significantly greater resources and access to capital than we do, resulting in a lower cost of funds and a greater ability to purchase MSRs. Because a part of our strategy depends on our ability to obtain MSRs, we can provide no assurance that such competition will not have an adverse impact on our ability to implement our strategy.

          In general, our competition intensified in recent years as the low interest rate environment created favorable conditions for other companies and banks to enter the residential subprime loan business or expand their existing activities within the industry. While some of these entities only originate and do not currently service loans, there is no assurance that they will not develop internal servicing capability or outsource the servicing function to one of our competitors. Some originators from whom we have purchased servicing rights in the past have developed their own servicing capabilities.

A significant increase in prepayment speeds could adversely affect our financial results.

          The most significant driver of our business is prepayment speed, which is the measurement of how quickly borrowers pay down the UPB of their loans. Prepayment speed has a significant impact on our revenues, our expenses and on the valuation of our MSRs. A significant increase in prepayment speeds would affect these items as follows:

•          Revenue. If prepayment speeds increase, our servicing fees will decrease because of the faster decrease in UPB on which those fees are based. The reduction in servicing fees would be somewhat offset by increased float earnings, because the faster repayment of loans will result in higher balances in the custodial accounts that generate the float earnings.

•          Expenses. Amortization of MSRs is our largest operating expense. Since we amortize servicing rights in proportion to total expected income over the life of a portfolio, an increase in prepayment speeds will lead to increased amortization expense as we revise downward our estimate of total expected income. Faster prepayment speeds would also result in higher compensating interest expense. Compensating interest expense represents the difference, in the month in which a loan is repaid, between the full month of interest that we remit to the trust and the amount of interest that we collect from the borrower.

•          Valuation of MSRs. We base the price we pay for MSRs and the rate of amortization of those rights on, among other things, our projections of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds were significantly greater than expected, the carrying value of our MSRs could exceed their estimated fair value, which is based on our cash flow projections. Were the carrying value of MSRs to exceed their fair value, we would be required to record an impairment charge, which would have a negative impact on our financial results.

Governmental and legal proceedings and related costs could adversely affect our financial results.

          An adverse judgment in various governmental proceedings and lawsuits, including class action lawsuits, challenging our residential loan servicing and other business practices could affect our financial condition and results of operations.

          We and certain of our affiliates have been named as defendants in a number of purported class action lawsuits challenging our residential loan servicing practices. At least one of our competitors has paid significant sums to settle lawsuits brought against it that raised claims similar to those raised in the lawsuits brought against our affiliates and us. Although we believe that we have meritorious legal and factual defenses to the lawsuits, we can provide no assurance that we will ultimately prevail. Litigation and other proceedings may require us to adopt business practices different from those of our competitors, as well as to pay settlement costs, damages, penalties or other charges, which could adversely affect our financial results. For more information about our legal proceedings, see “Legal Proceedings”.

          Under the Supervisory Agreement, which terminated upon the completion of debanking, the OTS retains for a period of six years, the right to bring enforcement actions in respect of any breach or noncompliance by the Bank with the Supervisory Agreement during the period prior to debanking. Accordingly, there can be no assurance that the OTS will not bring an enforcement action against us or that such enforcement action would not have a material adverse effect on our financial condition, results of operations or cash flows. In addition, the OTS and other beneficiaries of the Guaranty are entitled to initiate enforcement proceedings against us, which, in the case of the OTS, could result in civil money penalties. Accordingly, there can be no assurance that any such events, were they to occur, would not have a material adverse effect on our financial condition, results of operations or cash flows.

Our subprime loans held for resale and our subordinate and residual securities could result in losses.

           Although we have decided to close our subprime origination operation in 2007, there are risks associated with the subprime loans held for resale and subprime subordinate and residual securities that we hold. Subprime mortgage loans generally have higher and more volatile delinquency and default rates than prime mortgage loans, which can ultimately lead to lower than anticipated returns or losses. Similarly, subprime subordinate and residual securities, such as those in our portfolio of trading securities, have the greatest exposure to loss of any of the classes of securities issued in subprime securitizations. Considering the continuing trouble being experienced in the subprime mortgage market, our exposure to losses related to the loans and securities that we hold may continue to grow. As a result, we may experience significantly lower returns than anticipated or even losses related to our subprime loans held for resale and subordinate and residual securities.

Our success is dependent upon our ability to acquire and accurately price MSRs, as well as general economic conditions.

          The primary risk associated with MSRs is that they will lose a portion of their value because of higher than anticipated prepayments occasioned by declining interest rates or rapidly increasing housing prices. Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of MSRs. In general, the value of mortgage servicing assets is affected by increased mortgage refinance activity that is influenced by changes in borrowers’ credit ratings, shifts in value in the housing market and interest rates. While MSRs tend to decrease in value as interest rates decrease, they tend to increase in value as interest rates increase.

          We acquire servicing rights principally from investment banks and mortgage origination companies. We typically acquire servicing rights based upon a competitive bidding process. A number of our competitors have a lower cost of capital, which may provide them with a competitive advantage if they seek to increase their market share. Although the market for the acquisition of servicing rights to subprime mortgage loans has grown in recent years, we may be unable to acquire the desired amount and type of servicing rights in future periods. In addition, the volume of servicing rights that we acquire may vary over time resulting in significant inter-period variations in our results of operations.

          In determining the purchase price for servicing rights, management makes assumptions regarding the following, among other things:

•	the rates of prepayment and repayment within the underlying pools of mortgage loans;	•	amounts of future servicing advances;
		•	ancillary fee income; and
•	projected rates of delinquencies and defaults;	•	future interest rates.
•	our cost to service the loans;

          If these assumptions are inaccurate or the bases for the assumptions change, the price we pay for servicing rights may be too high. This could result in lower than expected profitability or a loss. Therefore, our success is highly dependent upon accurate pricing of servicing rights as well as general economic conditions in the geographic areas in which we service loans.

A downgrade in our servicer ratings could have an adverse effect on our business, financial condition or results of operations.

          Standard & Poor’s, Moody’s and Fitch rate us as a mortgage servicer. Our favorable servicer ratings from these entities are important to the conduct of our loan servicing business. We can provide no assurance that these ratings will not be downgraded in the future. Any such downgrade could have an adverse effect on our business, financing activities, financial condition or results of operations.

We are subject to investment risks.

          We have, in some cases, retained subordinate and residual interests in connection with the securitization of our loans and have acquired other residual interests outright or in connection with our acquisition of subsidiaries. The performance of these securities has at times been negatively impacted by higher than expected prepayment speeds and credit losses experienced on the mortgage loans collateralizing the securities. We remain subject to the risk of loss on our remaining securities primarily to the extent that future credit losses exceed expected credit losses.

          In the securitization process, the first tier of loss protection afforded to the holders of more senior classes of mortgage-related securities (debt securities) is over collateralization. Within the context of residual interests in these debt securities, over collateralization is the amount by which the collateral balance exceeds the sum of the debt securities principal amounts and is achieved by applying monthly a portion of the interest payments of the underlying mortgages toward the reduction of the senior class certificate principal amounts, causing them to amortize more rapidly than the aggregate loan balance. To the extent not consumed by losses, the excess over collateralization is remitted to the residual holders. Principal from the underlying mortgage loans generally is allocated first to the senior classes with the most senior class having a priority right to the cash flow from the mortgage loans until its payment requirements are satisfied. To the extent that there are defaults and unrecoverable losses on the underlying mortgage loans, resulting in reduced cash flows, the most subordinate security will be the first to bear this loss. Because subordinate and residual interests generally have no credit support, to the extent there are realized losses on the mortgage loans comprising the mortgage collateral for such debt securities, we may not recover the full amount or, indeed, any of our remaining investment in such subordinate and residual interests.

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

          We account for our subordinate and residual securities retained as trading securities at fair value. There can be no assurance that our estimates used to determine the value of subordinate securities and residual securities retained will be accurate for the life of each securitization. If actual loan prepayments or defaults exceed our estimates, the carrying value of our subordinate securities and residual securities retained may be decreased during the period in which we recognized the disparity.

          We also have invested in loans that we hold for resale related to our Residential Origination Services business. We believe that we have established adequate reserves for declines in fair values below cost in accordance with generally accepted accounting principles. Future increases to these reserves may be necessary, however, due to changes in economic conditions and the performance of these loans prior to their sale or securitization. Increases in our reserves for declines in fair value below cost would adversely affect our results of operations. The carrying value of our loans held for resale at December 31, 2006 was $99,064, net of market valuation reserves of $13,794.

Our failure to comply with federal, state or local regulation of, or licensing requirements with respect to, mortgage lending, loan servicing or other aspects of our business could harm our operations and profitability.

          As noted in “Regulation”, our business is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of our operations. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan origination and servicing activities. As a result, it may be more difficult to comprehensively identify and accurately interpret all of these laws and regulations and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. We incur significant costs on an on-going basis to comply with governmental regulations, which adversely affects our results of operations or financial condition. If our regulators impose new or more restrictive requirements, we may incur additional significant costs to comply with such requirements, which could adversely affect our results of operations or financial condition. In addition, our failure to comply with these laws can lead to civil and criminal liability; loss of licensure; damage to our reputation in the industry; inability to sell or securitize our loans; demands for indemnification or loan repurchases from purchasers of our loans; fines and penalties and litigation, including class action lawsuits; or administrative enforcement actions. Any of these results could harm our results of operations or financial condition.

We may be unable to obtain additional capital to finance the growth of our business.

          Our financing strategy includes the use of leverage. Accordingly, our ability to finance our operations rests in part on our ability to borrow money. Our ability to borrow money depends on a variety of factors including:

•	our ability to meet our current debt service obligations on our existing debt;
•	our corporate credit rating as evaluated from time to time by rating agencies and the occasion of any changes to their published ratings;
•	our financial performance and the perception that existing and potential lenders have of our financial strength;
•	limitations imposed on us by regulatory agencies and/or existing lending agreements that limit our ability to raise additional debt; and
•	general economic conditions and the impact they have on the availability of credit.

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

          We have purchased and originated loans that we subsequently pooled and securitized or sold outright. On substantially all loans sold, we made representations or warranties at the time the loans were sold. We may be required to repurchase loans at a price equal to the then outstanding principal balance of the loan and any accrued and unpaid interest thereon if there were a breach of those representations or warranties. The terms of the repurchase obligations vary from sale to sale and generally range from periods of thirty to ninety days. Additionally, we may be required to advance funds to the securitization trusts or to indemnify the trustee or the underwriters of a securitization under specific circumstances.

          The representations made in connection with our loan sale agreements typically include, among others, representations regarding the nature and condition of the related properties, including environmental issues, the absence of liens, the lack of undocumented mortgage modifications, and validity and enforceability of the mortgages, and the existence of appropriate insurance coverage. Through 2005, the expense we had recognized to date in fulfilling of these guarantees was not significant. However, during 2006 we recorded a total of $3,424 of charges related to loan repurchase obligations. As of December 31, 2006, our legal obligation to repurchase loans had expired on all but one or our 2006 sales. We expect that our loan sales in 2007 will decline significantly, as we have ceased our subprime loan origination program.

We have significant operations in India that could be adversely affected by changes in the political or economic stability of India or government policies in India or the U.S. In addition, our business could be severely impacted if we experience telecommunications failures between our operations in India and in the U.S.

          Nearly 80% of our employees are located in India. Our operations in India primarily aid our Residential Servicing and Residential Origination Services businesses, as well as providing technology support to these business groups and others. A significant change in India’s economic liberalization and deregulation policies could adversely affect business and economic conditions in India generally and our business in particular. The political or regulatory climate in the U.S. or elsewhere also could change so that it would not be lawful or practical for us to use international operations centers. For example, changes in privacy regulations could require us to curtail our use of lower-cost operations in India to service our businesses, which could reduce the cost benefits we currently realize from using these operations. If we were to cease our operations in India and transfer these operations to another geographic area, we could incur increased overhead costs that could materially and adversely affect our results of operations.

          Our business would be severely disrupted if telecommunications problems adversely affected our Indian operations or our ability to communicate with these operations. Any disruption that continued for an extended period of time would likely have a material adverse effect on our ability to service our customers and develop our products since it would take a significant period of time to transition these operations internally or to an outside vendor.

The loss of the services of our senior managers could have an adverse effect on us.

          The experience of our senior managers is a valuable asset to us. Our chairman and chief executive officer, William C. Erbey, has been with us since our founding in 1987, and our president, Ronald M. Faris, joined us in 1991. Other senior managers have been with us for 10 years or more. We do not have employment agreements with, or maintain key man life insurance relating to, Mr. Erbey, Mr. Faris or any of our other executive officers. The loss of the services of our senior managers could have an adverse effect on us.

Our earnings may be inconsistent.

          Our exit from certain businesses and entry into others has resulted in variations in our results of operations and earnings. Our past financial performance should not be considered a reliable indicator of future performance, and historical trends may not be reliable indicators of anticipated financial performance or trends in future periods.

          In addition to inconsistency in financial performance caused by our entry into or exit from certain businesses, the consistency of our operating results may be significantly affected by inter-period variations in our current operations, including the amount of servicing rights acquired and the changes in realizable value of those assets due to, among other factors, increases or decreases in prepayment speeds.

          Certain non-recurring gains and losses that have significantly affected our operating results may result in substantial inter-period variations in financial performance.

An increase in interest rates could harm our business.

          An increase in interest rates could result in a reduction in the volume of new loans requiring our servicing and origination processing services. An increase in rates could also generate an increase in delinquency, default and foreclosure rates occasioning an increase in operating expenses and interest expense on advances and could cause a reduction in the value of, and income from, our loans and subordinate and residual securities.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

          We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of loans held for sale and mortgage-related securities. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will not have offsetting gains or losses in loan values after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risks. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and recorded transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risks of interest rate volatility or that our hedging transactions will not result in losses.

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

          In addition to our U.S. operations, we have established operations in Canada, China, Germany, India and Taiwan. Although currently not significant to our operations, we also operate a bank in Germany that we acquired in 2004. Our foreign operations are subject to risks beyond those associated with our U.S. operations, including:

•	unexpected changes in local regulatory requirements;	•	increased accounting and control expenses;
•	unfavorable changes in trade protection laws;	•	the burden of complying with foreign laws;
•	difficulties in managing and staffing international operations;	•	adverse social, political, labor or economic conditions; and
•	potentially adverse tax consequences;	•	changes in foreign currency exchange rates.
•	adaptability problems;

          Although we evaluate hedging strategies to limit the effects of currency exchange rate fluctuations on our results of operations, there can be no assurance that our strategies will achieve their intended purpose. Further, we may be unable to manage effectively the risks listed above in order to realize the benefits of international operations.

We may not be able to protect adequately our proprietary rights or information subjecting us to additional competition.

          Our success is in part dependent upon our proprietary information and technology. We rely on a combination of copyright, trade secret and contract protection to establish and protect our proprietary rights in our products and technology. In general, we enter into intellectual property agreements with all employees (including our management and technical staff) and consultants, and we limit access to and distribution of our proprietary information. We cannot be sure that we have taken adequate steps to deter misappropriation of our proprietary rights or information. Independent third parties may develop products and technology substantially similar to ours. Although we believe that our products and technology do not infringe any proprietary rights of others, we could be subject to claims of infringement in the future.

Other risks inherent to our industry could affect our financial performance.

          We face many industry risks that could negatively affect our financial performance. For example, we face the risk that increased criticism from consumer advocates or the media could hurt consumer acceptance of our services and could lead to the adoption of different business practices. In addition, the financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures may interrupt or delay our ability to provide services to our customers. The secure transmission of confidential information over the Internet is essential to maintain consumer confidence in certain of our services. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology that we use to protect our customers’ personal information and transaction data. Consumers generally are concerned with security breaches and privacy on the Internet, and Congress or individual states could enact new laws regulating the electronic commerce market that could adversely affect us.

Our directors and executive officers collectively own a large percentage of our common shares and could influence or control matters requiring shareholder approval.

          Our directors and executive officers and their affiliates collectively own or control approximately 41% of our outstanding common shares. This includes approximately 30% owned or controlled by our chairman and chief executive officer, William C. Erbey, and approximately 11% owned or controlled by our director and former chairman, Barry N. Wish. As a result, these shareholders could influence or control virtually all matters requiring shareholder approval, including the amendment of our articles of incorporation, the approval of mergers or similar transactions and the election of all directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

          The following table sets forth information relating to our primary facilities at December 31, 2006:

Location	Owned/Leased	Square Footage

Executive office and headquarters:
West Palm Beach, Florida	Leased	41,860
Servicing operations center:
Orlando, Florida (a)	Owned	125,400
Mortgage fulfillment center:
Lisle, Illinois	Leased	20,452
Business operations and technology support offices:
Bangalore, India	Leased	92,650
Bangalore, India	Leased	56,960
Mumbai, India	Leased	46,280

(a)	In October 2006, we entered into an agreement to lease 58,900 square feet of this facility to a third party through September 2011.

          In addition to the facilities listed above, Global Servicing Solutions, LLC (“GSS”) leases three offices for commercial servicing and consulting operations, one each in China, Canada and Germany. BOK has two offices in Germany, one in Berlin and one in Frankfurt. We also lease a small office in Atlanta, Georgia.

ITEM 3. LEGAL PROCEEDINGS (Dollars in thousands)

          A description of material pending or recently settled legal proceedings to which OCN or its subsidiaries are a party follows:

          As discussed in Item 1, “Business”, under the terms of the Assignment and Assumption agreement, OLS has become the successor to the Bank with respect to all legal actions. Therefore, any references to the Bank in connection with the following legal matters pertain to OLS as successor.

          On April 13, 2004, the United States Judicial Panel on Multi-district Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs’ mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the “MDL Proceeding”). Currently, there are approximately 58 lawsuits against the Bank and/or OCN consolidated in the MDL Proceeding involving 74 mortgage loans that we currently or previously serviced. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. On May 19, 2006, plaintiffs filed an Amended Consolidated Class Action Complaint containing various claims under federal statutes, including the Real Estate Settlement Procedures Act and Fair Debt Collection Practices Act, federal bankruptcy laws, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees, property inspection fees and bankruptcy-related fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Amended Consolidated Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave of court to amend further the Consolidated Complaint or otherwise seeking damages should the matter proceed to trial. On April 25, 2005, the court entered an Opinion and Order granting the Bank partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees and other legitimate default or foreclosure related expenses. The court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs’ claims challenge the propriety of the above-mentioned fees. On May 16, 2006, after having denied defendants’ motions to dismiss various portions of the Consolidated Complaint on federal preemption and procedural grounds, as well as our motion to dismiss OCN from the case for lack of personal jurisdiction, the court granted our motion to take an interlocutory appeal on the federal preemption issue. On July 29, 2006, the United States Court of Appeals for the Seventh Circuit granted our request to hear our appeal on the federal preemption issue. The appeal on that issue is presently pending and oral argument is scheduled for March 28, 2007. We believe the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

          On June 2, 2006, settlements in principle were reached with the law firms representing plaintiff-borrowers in a number of filed and threatened cases challenging various loan servicing fees, primarily in the states of Alabama and Mississippi. None of these cases sought class certification, although 23 of them had been consolidated in the MDL Proceeding. Essentially, all of the settlements in principle have since been reduced to definitive settlement and release agreements separately entered into with each of the individual plaintiff-borrowers involved.

          On November 3, 2004, the trial judge in litigation brought by Cartel Asset Management, Inc. (“Cartel”) against OCN, the Bank and Ocwen Technology Xchange, Inc. (“OTX”), a subsidiary that has been dissolved, in federal court in Denver, Colorado entered final judgment in the amount of $520 against OTX and nominal damages of two dollars against the Bank. In the November 3, 2004 order, the judge reduced a prior jury verdict in the amount of $9,320 after trial on this matter involving allegations of misappropriation of trade secrets and contract-related claims brought by a former vendor. The litigation does not relate to our Residential Servicing business. Notwithstanding the nominal damage award against the Bank, it was assessed a statutory award to Cartel of attorneys’ fees in an additional amount of $170, and the Bank and OTX were further assessed costs in the amount of $9. Cartel and defendants are pursuing cross-appeals in the United States Court of Appeals for the Tenth Circuit. We intend to continue to vigorously defend this matter.

          On February 8, 2005, a jury in the Circuit Court for Palm Beach County, Florida returned verdicts of $1,000 and $1,056 in compensatory damages in favor of two former employees of the Bank in a lawsuit against OCN and the Bank. The jury rejected plaintiffs’ request for punitive damages. The plaintiffs brought claims under the Florida Civil Rights Act, the Florida Whistleblower Act and state tort law, arising out of an alleged invasion of privacy and related incidents allegedly committed by other former employees of the Bank in 1998 for which plaintiffs sought to hold the Ocwen defendants vicariously liable. We believe the verdicts, which were reduced to final judgments on May 20, 2005, as well as an additional award of $900 in plaintiffs’ attorneys’ fees, are against the weight of evidence and contrary to law. On February 21, 2007, the Florida Court of Appeals affirmed the judgments. On March 8, 2007, we filed a Motion for Rehearing in the Florida Court of Appeals. We intend to continue to vigorously defend this matter.

          On February 9, 2006, the County Court for Galveston County, Texas entered judgment in the amount of $1,830 against Ocwen and in favor of a plaintiff-borrower who defaulted on a mortgage loan that we serviced. The plaintiff claimed that Ocwen’s foreclosure on the loan violated the Texas Deceptive Trade Practices Act and other state statutes and common law. This judgment reduced a prior jury verdict of $11,500. We believe the judgment, comprised of $5 in actual damages, approximately $675 in emotional distress, statutory and other damages and interest, and $1,150 for attorneys’ fees, is against the weight of evidence and contrary to law. We intend to continue to vigorously defend this matter and have taken an appeal to the Texas Court of Appeals.

          On September 13, 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc., (“ABFS”) brought an action against a number of defendants, including OLS, in Bankruptcy Court in Delaware. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by OLS of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS.  OLS has brought a separate action against the Trustee, in his representative capacity, seeking damages of approximately $2,500 arising out of the ABFS MSRs purchase transaction.   OLS’ separate action against the Trustee was dismissed by agreement without prejudice with the right to replead such claims as counterclaims in the Trustee’s action or otherwise as a separate action should the Trustee’s action be dismissed. By opinion dated February 13, 2007, the Court granted OLS' motion to dismiss some claims but refused to dismiss others. The Court allowed the Trustee leave to file an Amended Complaint, which the Trustee filed on March 13, 2007. The Amended Complaint sets forth claims against all of the original defendants and as against OLS alleges turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. We believe that the Trustee’s allegations against OLS are without merit and intend to continue to vigorously defend against this matter.

          OCN is subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings will not have a material effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of the Company’s Common Stock

          The common stock of Ocwen Financial Corporation is traded under the symbol “OCN” on the New York Stock Exchange (“NYSE”). The following table sets forth the high and low closing sales prices for our common stock, as traded on the NYSE:

	High	Low

2006
First quarter	$10.22	$8.65
Second quarter	13.23	9.95
Third quarter	16.17	12.56
Fourth quarter	16.10	14.84
2005
First quarter	$9.54	$7.77
Second quarter	8.26	6.50
Third quarter	7.92	6.68
Fourth quarter	8.76	6.88

          The closing sales price of our common stock on March 2, 2007, was $11.57.

          The payment of any dividends by us will be dependent on dividends and other payments received from our subsidiaries, which may be affected by either restrictive covenants or regulatory compliance. We do not currently pay cash dividends on common stock and have no current plans to do so in the future. The timing and amount of future dividends, if any, will be determined by our Board of Directors and will depend, among other factors, upon our earnings, financial condition, cash requirements, the capital requirements of subsidiaries and investment opportunities at the time any such payment is considered. In addition, the Guaranty agreement with the OTS and the indentures and covenants relating to certain of our borrowings contain limitations on our payment of dividends.

          The following graph compares the cumulative total return on the common stock of Ocwen Financial Corporation since December 31, 2001, with the cumulative total return on the stocks included in the Standard & Poor’s 500 Market Index and the Standard & Poor’s Diversified Financials Market Index.

Purchases of Equity Securities by the Issuer and Affiliates

          Although we did purchase shares of our own common stock during 2006, we purchased none during the fourth quarter.

          Our ability to repurchase shares of our common stock is restricted under the terms of the Guaranty that we entered into with the OTS in connection with debanking. See Note 21 to the Consolidated Financial Statements for additional information regarding common stock repurchases.

Number of Holders of Common Stock

          At March 2, 2007, 63,184,867 shares of our common stock were outstanding and held by approximately 1,440 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding our stock in nominee name through banks, brokerage firms and others.

Securities authorized for issuance under equity compensation plans

          The information required by this item with respect to securities authorized for issuance under equity compensation plans is incorporated by reference from the section entitled “Security Ownership Of Certain Beneficial Owners And Related Shareholder Matters – Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held on May 10, 2007 and as filed with the SEC on or about March 30, 2007 (the “2007 Proxy Statement”)..

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except share data)

          The following tables present selected consolidated financial information of Ocwen Financial Corporation and its subsidiaries at the dates and for the years indicated. Our historical balance sheet and operations data at and for the five years ended December 31, 2006 have been derived from our audited financial statements. We have reclassified certain amounts included in the prior years to conform to the 2006 presentation. The selected consolidated financial information should be read in conjunction with the information we have provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements.

	December 31,

	2006	2005	2004	2003	2002

Balance sheet data
Total assets	$2,009,743	$1,854,173	$1,584,143	$1,328,268	$1,293,798
Loans held for resale, at lower of cost or market value (1)	99,064	624,671	8,437	—	—
Advances	324,137	219,716	240,430	374,769	266,356
Match funded advances	572,708	377,105	280,760	130,087	167,744
Mortgage servicing rights	183,743	148,663	131,409	166,495	171,611
Total liabilities	$1,449,974	$1,504,913	$1,252,505	$1,009,726	$925,053
Match funded liabilities	510,236	339,292	244,327	115,394	147,071
Debt securities, lines of credit and other secured borrowings:
Short-term (1)	310,149	611,787	35,676	127,149	126,220
Long-term	164,700	168,990	246,185	79,484	33,500
Deposits and escrows (2)	—	—	376,591	546,145	503,201
Stockholders’ equity	$557,979	$347,407	$330,108	$317,258	$310,718
Equity to assets ratio	27.80%	18.70%	20.80%	23.90%	24.00%
Residential loans and real estate serviced for others
Count	473,665	368,802	320,185	359,590	336,097
Amount	$52,834,028	$42,779,048	$34,524,491	$37,697,318	$30,738,855

	For the Years Ended December 31,

	2006	2005	2004	2003	2002

Operations data
Net income (loss)	$206,510	$15,065	$57,724	$4,772	$(68,775)
Total revenue	431,719	375,376	359,886	315,133	240,355
Operating expenses	347,248	349,069	335,439	294,967	254,446
Other income (expense)	(4,338)	(5,427)	953	(14,646)	(67,868)
Income tax expense (benefit)	(126,377)	5,815	(32,324)	748	2,983
Net income (loss) before effect of change in accounting principle	206,510	15,065	57,724	4,772	(81,959)
Effect of change in accounting principle, net of tax (3)	—	—	—	—	16,166
Earnings (loss) per share
Basic:
Net income (loss) before effect of accounting change	$3.28	$0.24	$0.88	$0.07	$(1.26)
Effect of change in accounting principle, net of tax	—	—	—	—	0.24

Net income (loss)	$3.28	$0.24	$0.88	$0.07	$(1.02)

Diluted: (4)
Net income (loss) before effect of accounting change	$2.91	$0.24	$0.82	$0.07	$(1.26)
Effect of change in accounting principle, net of tax	—	—	—	—	0.24

Net income (loss)	$2.91	$0.24	$0.82	$0.07	$(1.02)

Weighted average common shares outstanding:
Basic	62,871,613	62,912,768	65,811,697	67,166,888	67,321,299
Diluted (4)	71,864,311	63,885,439	73,197,255	68,063,873	67,321,299

(1)          During 2005 and 2006, we acquired significant amounts of loans held for resale through whole loan purchases and subprime loan origination activities. We funded these acquisitions through the use of repurchase agreements and other short-term credit facilities. The majority of these loans were disposed of during 2006 through securitization transactions and whole loan sales. In 2007, we decided to discontinue our subprime loan origination business.

(2)          Effective June 30, 2005, we terminated our banking subsidiary’s status as a federal savings bank, and as a result, we are no longer able to accept customer deposits in the U.S. On that same date, an unaffiliated bank assumed the customer deposits associated with our bank branch facility in New Jersey. Since 2000, we had been reducing our reliance on deposits as a source of funding.

(3)          Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002 we reversed the unamortized balance of the excess of net assets acquired over purchase price (negative goodwill) of $18,333 that we had originally recorded in connection with our acquisition of Ocwen Asset Investment Corp. in 1999 and recorded $3,333 of impairment charges on goodwill and intangible assets. We reported these amounts as the effect of a change in accounting principle, net of an income tax benefit of $1,166.

(4)          The assumed conversion of the 3.25% Convertible Notes we issued in July 2004 has been reflected in the calculation of weighted average common shares outstanding in computing diluted earnings per share for 2006 and 2004. Conversion of the Convertible Notes to common stock was not assumed for 2005 because the effect would be antidilutive. Interest expense, net of income tax, has been added back to net income for purposes of computing diluted earnings per share for 2006 and 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except share data)

          The following discussion of our results of operations, consolidated financial condition and capital resources and liquidity should be read in conjunction with our Consolidated Financial Statements and the related notes, all included elsewhere in this annual report on Form 10-K.

EXECUTIVE SUMMARY

Strategic Goals

          Ocwen Financial Corporation is a leading provider of servicing and origination processing solutions to the loan industry. Our primary goal is to make our client’s loans worth more by leveraging our superior processes, innovative technology and high quality, cost effective global human resources.

Residential Servicing

Business Overview

          Ocwen is one of the largest servicers of subprime mortgage loans. These loans have typically been securitized in Real Estate Mortgage Conduits (“REMICS”). As of December 31, 2006, we were serving 473,665 borrowers with an aggregate UPB of $52,834,028. We collect approximately $20,000,000 per year in monthly mortgage payments and one-time payoffs on behalf of the owners of these loans. These collections are initially deposited to a clearing account and then transferred to segregated custodial accounts for the various REMIC Trusts. Remittances are made monthly to the REMIC Trustees who then forward cash distributions to the investors pursuant to the terms of their notes, which were created in the related securitization transaction.

          Subprime mortgage loan servicing involves special loss mitigation challenges not usually present in prime loan servicing. Over a period of years, Ocwen has applied scientific management to developing proprietary best practices for reducing loan losses. We have embedded those best practices in our technology in order to ensure that they are consistently and efficiently applied. Our eight global operating centers allow us to recruit in broad, deep talent pools. Rigorous screening and training of our workforce allows us to implement specialized loss mitigation techniques that minimize delinquencies. Our proactive measures to keep borrowers current on their payments are effective in forestalling delinquencies in the overwhelming majority of the cases. The best outcome for the loan investor is to keep the loan performing. When a delinquency occurs, we are successful in approximately 85% of the cases in working out a resolution that avoids a foreclosure. Ocwen prides itself on keeping borrowers in their homes and avoiding foreclosure. This is a “win-win” situation for both the investors and borrowers that we serve.

Cash Flow Characteristics

          In accordance with to the Pooling and Servicing Agreements under which we service the loans, we are entitled to the interest income on the custodial account cash (float balances), fees for providing services and ancillary charges such as late fees and Speedpay® fees. Float interest income, servicing fees and ancillary fees are recorded in the revenue line item “Servicing and subservicing fees” on our consolidated statements of operations.

          When a borrower becomes delinquent, we “advance” cash to the REMIC Trustees on the scheduled remittance date thus creating a receivable due us from the REMIC Trust. We advance principal and interest (“P&I Advances”), taxes and insurance (“T&I Advances”) and legal fees, maintenance and preservation costs on properties heading into the foreclosure process and on properties that have already been foreclosed (“Corporate Advances”). If we determine that we cannot recover our advances by working with the borrower or from the value of the property, we generally have the right to halt advances, declare the advances to be non-recoverable, and then, in most cases, recover our advances from the respective general collections accounts owned by the REMIC Trustees. Most of our advances have the highest standing and are “top of the waterfall” so that we are entitled to repayment before any interest or principal is paid on the bonds.

          We finance our advances to the greatest extent possible with Barclays Capital, Inc., Greenwich Capital Financial Products, Inc. and our banking syndication, which is led by JPMorgan Chase Bank, N.A.

           In 2006, our average float balances were approximately $1,000,000 and our average advance balances were approximately $700,000. We have entered into interest rate swap agreements that convert to fixed rates the float earnings on $250,000 of average float balances. We have also entered into interest rate swap agreements that convert to variable rates the $165,000 of our advance financing that carries fixed rates. Including the effect of these swap agreements, the interest expense on our advance financing and the interest income on the majority of our float balances are expressed as spreads over LIBOR and thus rise and fall in tandem. As a result, our net exposure to changing interest rates is largely limited to the difference in the spread between float interest income and advance financing interest expense.

          We service loans generally under two types of arrangements. First, and in the majority of cases, we purchase the MSRs, which generally entitle us to receive 50 basis points annually on the average UPB of the loans serviced. We typically purchase the MSRs for between 25 and 95 basis points of the UPB at time of transfer or securitization of the loans. Second, we service loans under subservicing arrangements where we do not pay for the MSRs. Under subservicing arrangements, we generally receive between 5 and 35 basis points annually on the UPB.

Key Business Drivers

          Prepayment Speed. The most significant driver of our business is prepayment speed, which is the measurement of how quickly borrowers pay down their UPB. Prepayment speed has a significant impact on servicing fees, amortization of servicing rights, float income and compensating interest expense.

          If prepayment speed increases, our servicing fees will decrease because of the decline in the UPB on which those fees are based. Additionally, since we amortize servicing rights in proportion to total expected income over the life of a portfolio, an increase in prepayment speed will lead to accelerated amortization expense as we revise downward our estimated life of the pool of loans being serviced. Conversely, decreases in prepayment speeds drive increased revenue and can extend the period over which we amortize MSRs. When interest rates rise, it is relatively less attractive for borrowers to refinance their loans, and as a result, prepayment speed tends to decrease. When rates fall, prepayment speed tends to increase.

          Prepayment speed also affects our float balances, which in turn affects float income. Increased prepayment speed leads to higher float balances since we hold the entire loan pay off amount as opposed to a single monthly payment. These higher float balances lead to increased float income. Slower prepayment speed leads to lower float balances and income.

          In addition, prepayment speed has a significant impact on compensating interest expense. Faster prepayment speeds mean that more loans pay off early, which drives higher compensating interest expense. Slower prepayment speeds lead to lower compensating interest expense. Compensating interest expense is included in “Servicing and origination expenses” in our consolidated statements of operations.

          Aggregate Unpaid Principal Balance. Aggregate UPB is a key revenue driver. As noted earlier, servicing fees are usually earned as a percentage of the UPB, and growth in the portfolio means growth in servicing fees. Additionally, a larger servicing portfolio generates more ancillary fees and larger custodial balances, which generate greater float income. Larger UPB also drives increased expenses. To the extent that we grow UPB through the purchase of MSRs, our amortization of MSRs will generally increase with our servicing revenues. We will also incur additional interest expense to finance the purchase of MSRs and servicing advances and our compensating interest expense, which represents the difference between the full month of interest that we are required to remit to the REMIC Trustee in the month that a loan pays off and the amount of interest that we actually collect from the borrower for that month, will increase as the size of our portfolio increases.

          The following table shows average aggregate UPB, prepayment speeds and certain revenue and expense items for the years ended December 31, 2006 and 2005.

	2006	2005

Prepayment speed (Annual CPR)	30%	38%
Average UPB of loans serviced	$47,819,667	$37,850,025
Average float balances	$1,026,500	$1,119,400
Servicing fees	$207,312	$170,488
Float earnings	$48,289	$31,664
Amortization of servicing rights	$110,518	$96,692
Compensating interest expense	$13,513	$22,210

          Delinquencies. Delinquencies also affect our results of operations. We consider loans that have been delinquent for 90 days or more to be non-performing. Non-performing loans are more expensive to service than performing loans because our cost of advance funding and our cost of servicing are higher.

          When borrowers are delinquent, the amount of funds that we are required to advance on behalf of borrowers increases. While the collectibility of advances generally is not an issue, we do incur costs to finance those advances. We utilize both securitization, (i.e., match funded liabilities) and revolving credit facilities to finance our advances. As a result, increased delinquencies result in increased interest expense.

          The cost of servicing non-performing loans is higher than the cost of servicing performing loans primarily because the industry-leading loss mitigation techniques that we employ to keep borrowers in their homes are more costly than the techniques used in handling a performing loan. When loans are performing we have limited interaction with the borrowers, and relatively low-cost customer service personnel conduct most of that interaction. Once a loan becomes delinquent, we employ our superior loss mitigation capabilities to work with the borrower and return the loan to performing status. These procedures involve increased contact with the borrower and the development of forbearance plans by highly skilled consultants who command higher compensation. On those occasions when loans go into foreclosure, we incur additional costs related to coordinating the work of local attorneys to represent us in the foreclosure process. Finally, when we foreclose on loans, we employ specialists to service the real estate and manage the sale of those properties on behalf of our investors. A significant increase in delinquencies would cause us to increase our activities in these areas, resulting in increased operating expenses. This increase in operating expenses should be somewhat offset by increased late fees for loans that become delinquent but do not enter the foreclosure process.

          The following table summarizes our average performing and non-performing loans, our average advance balances, interest expense on match funded liabilities and lines of credit, and operating expenses directly related to loss mitigation activities for the years ended December 31:

	2006		2005

Average number of performing loans serviced	346,296	82.2%	271,827	80.3%
Average number of non-performing loans serviced (1)	75,228	17.8%	66,591	19.7%

Average number of total loans serviced	421,524	100.0%	338,418	100.0%

Average advance balance	$657,951		$562,338
Interest expense on match funded liabilities and lines of credit	$26,338		$16,833
Operating expenses directly related to loss mitigation activities	$11,753		$13,342

(1)	For the two months ended February 28, 2007, the average number of non-performing loans was 88,197, or 18.4% of the total.

          The reduction in operating expenses is primarily due to our continued focus on cost control and efficiency. We have a program of continuous improvement utilizing Six Sigma to enhance our processes, technology and how we employ our global human resources

          Sensitivity of Servicing Income to Certain Factors. Assuming short term interest rates remain constant, our internal modeling of a typical subprime servicing pool of loans, where we purchased the MSRs, would indicate that a 1-point change in prepayment speeds would result in approximately a 14% change in net servicing income over the life of the transaction, while a 1-point change in delinquency rates would result in approximately a 7% change in net servicing income over the life of the transaction.

          Assuming that prepayment speed and delinquencies remain constant, a 25 basis point change in short term interest rates would result in approximately a 4% change in net servicing income.

Residential Origination Services

          Our Residential Origination Services segment consists of three components:

          Fee-based loan processing businesses. These businesses provide various loan processing services to clients involved in the mortgage origination, servicing, loan acquisition and securitization processes. The services that we provide to our clients include:

•	Residential property valuation services
•	Mortgage due diligence
•	Title services
•	Loan refinancing for Residential Servicing customers, and
•	Outsourcing services, including mortgage underwriting, data entry, call center services and mortgage research

          These fee-based businesses have limited capital requirements. We believe that our success in this area will be dependent on our ability to efficiently manage our operating costs and continue to improve the quality and timeliness of service delivery so that we can provide high quality products at competitive prices.

          Trading and investing activities. This business includes our investments in subprime residual mortgage backed securities as well the results of our whole loan purchase and securitization activities, including the loans remaining from our subprime origination business. The key to our results in this area is the performance of our assets, particularly with respect to default risk associated with our loans held for resale and with the loans underlying our mortgage backed securities. We are also subject to funding risk related to the various credit facilities that we use to finance these activities. For the two months ended February 28, 2007, unrealized losses on our subordinate and residual securities amounted to $4,054. These losses were largely offset by gains on our credit default swaps of $3,406, for a net loss of $648 for the period. On loans held for resale, we recorded charges of $2,156 for the two months ended February 28, 2007 to reduce the loans to estimated market value.

          Subprime originations. We entered the subprime originations business in an effort to improve our position in the value chain by exercising some control over the supply of loans that we service. As discussed below, subsequent to December 31, 2006, we have decided to close our subprime origination operations.

Ocwen Recovery Group

          Ocwen Recovery Group is our unsecured collections business.  Operating losses for Ocwen Recovery Group in 2006 and 2005 have primarily been the result of our not generating sufficient revenue to absorb our fixed costs during a period when we were transitioning from very high margin proprietary collections to lower margin third-party collections. At the same time, we were transitioning to a global collections platform where we invested in developing a global collections capability that is now consistently in the top quartile of competitive comparisons. This involved an investment in senior management leadership, development of proprietary procedures, training and certain upgrades to our technology. During this period, we focused on optimizing our cost structure and improving unit margins, primarily by improving the productivity of our cost efficient global work force. As a result of this focus, we have seen a marked increase in our unit margins. We believe the key to our success in this segment will be our ability to generate sufficient top line revenue growth to leverage our fixed operating costs and take advantage of our strong unit margins. In this regard, we are pursuing growth opportunities both organically and via acquisition. We are currently in the latter stages of negotiations to acquire by merger a large provider of receivables management services, subject to final due diligence and execution of definitive transaction documents.

Changes in Financial Condition

          Total assets grew to $2,009,743 at December 31, 2006, as compared to $1,854,173 as of December 31, 2005. This $155,570 increase in total assets was primarily due to a $300,024 increase in servicing advances and match funded advances, a $180,999 increase in trading and investment securities, a $155,949 increase in net deferred tax assets, a $35,080 increase in MSRs and a $48,444 increase in other assets. The increase in advances was largely due to the growth in our servicing portfolio during 2006. The increase in deferred tax assets, net, resulted primarily from the reversal of $155,377 of valuation allowances. The increase in other assets was primarily the result of our $46,072 investment in BMS Holdings. These increases were partially offset by a $525,607 reduction in loans held for resale, largely reflecting three securitization transactions that closed during the year.

          Total liabilities declined to $1,449,974 at December 31, 2006, as compared to $1,504,913 at December 31, 2005. This $54,939 decrease in total liabilities was largely the result of a $301,928 decline in amounts due under lines of credit and other secured borrowings, primarily reflecting reduced funding requirements on the lower balance of loans held for resale. This decline was offset in part by a $170,944 increase in match funded liabilities, primarily due to an increase in borrowing capacity on servicing advances, and an $84,657 increase in servicer liabilities.

          At December 31, 2006, we had $557,979 of stockholders’ equity, a $210,572 increase over December 31, 2005 that was primarily due to net income of $206,510 for 2006.

Results of Operations

          We recorded net income of $206,510 for 2006, as compared to net income of $15,065 and $57,724 for 2005 and 2004, respectively. Our diluted earnings per share were $2.91 for 2006, as compared to $0.24 and $0.82 for 2005 and 2004, respectively. Net income for 2006 includes an income tax benefit of $126,377 that primarily reflects the reversal of $155,377 of deferred tax asset valuation allowances to increase the net deferred tax asset to the amount that is more likely than not to be realized in future periods. Net income for 2004 includes an income tax benefit of $32,324 that largely resulted from a $35,518 partial reversal of the valuation allowance that we had established on our deferred tax asset in prior years. Pre-tax income was $80,133, $20,880 and $25,400 for 2006, 2005 and 2004, respectively.

          Our 2006 results reflect a strong performance in our Residential Servicing segment, which is our most profitable segment with pre-tax income of $80,487, $21,662 and $16,639 for 2006, 2005 and 2004, respectively. The significant increase in pre-tax earnings in 2006 was primarily due to higher servicing fees because of growth in the portfolio and slower run-off of the existing portfolio because of a reduction in mortgage prepayments. In addition, rising short-term interest rates have increased revenue from custodial accounts (“float earnings”). In spite of the revenue growth, operating expenses declined slightly in 2006 because of cost containment measures and the positive impact of slower prepayment speeds on amortization and interest due on loan pay-offs. The costs of financing servicing advances and servicing rights increased in 2006 because of the growth in these assets and rising interest rates. Pre-tax results of our Residential Origination Services segment improved by $9,093 in 2006 because of higher earnings from our fee based loan processing activities partially offset by higher losses in our sub-prime origination activities, which we have discontinued in 2007.

Liquidity

          At December 31, 2006, we had $234,314 of unrestricted cash and $74,986 of investment grade securities, which represented 15% of total assets. No investment grade securities held at December 31, 2006 were pledged to support borrowings under repurchase agreements or other credit facilities.

          During 2006, we increased our borrowing capacity under match funded liabilities and lines of credit and other secured borrowings from $890,000 at the beginning of the year to $1,175,000 at December 31, 2006. In addition, we expanded the range of assets that could be funded through borrowing under these facilities to include additional MSRs and various kinds of receivables. Of this available capacity, $356,314 was unused at the end of 2006.

          During 2006, cash declined by $33,030 as cash we used for our investing and financing activities exceeded cash provided by our operating activities. Cash provided by operating activities in 2006 of $391,781 is largely related to net cash provided from loans held for resale, offset in part by an increase in residential servicing advances that primarily resulted from growth in the servicing portfolio and the purchase of investment grade trading securities. Investing activities used $261,504 in 2006 primarily related to the purchase of MSRs, investment in certificates of deposit and the investment in BMS Holdings. On February 14, 2007, we received a cash distribution of $45,894, which is equal to our original investment. Cash used by financing activities in 2006 of $163,307 primarily relates to the repayment of credit lines and other secured borrowings, largely reflecting the decline in funding requirements for loans held for resale, partially offset by the issuance of a $165,000 fixed-rate match funded term note to fund servicing advances.

CRITICAL ACCOUNTING POLICIES

          Our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of risks in the marketplace or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. We discuss our significant accounting policies in detail in Note 1 of our Consolidated Financial Statements (which are incorporated herein by reference). The following is a summary of our more subjective and complex accounting policies as they relate to our overall business strategy.

Valuation of Residential Mortgage Servicing Rights

          Our most significant business is our Residential Servicing business. Inherent in our growth of this business has been the acquisition of MSRs, an intangible asset representing the present value of the right to service loans in a portfolio. As of December 31, 2006, we held $179,246 of residential MSRs with a fair value of $249,130. The most critical accounting policy for this business is the methodology we use to determine the value of MSRs. Application of this methodology requires the development of a number of estimates, including anticipated amortization and periodic revaluation. We estimate the fair value of our MSRs based on the results of our internal valuation. Our internal valuation calculates the present value of estimated future cash flows utilizing market-based assumptions provided by an independent third-party valuation specialist and historical experience. The more significant assumptions used in our internal valuation include:

•	Prepayment speeds	•	Discount rate
•	Cost of servicing	•	Interest rate used for computing the cost of servicing advances
•	Delinquency experience	•	Interest rate used for computing float earnings
•	Compensating interest expense

          We derive prepayment speeds and delinquency assumptions from our historical experience. We base our strata on the predominant risk characteristics of the underlying loans. Our strata include:

•	Subprime	•	Re-performing
•	ALT A	•	Special servicing
•	High-loan-to-value	•	Other

          At December 31, 2006, we had MSRs relating to only the Subprime, Alt A and High-loan-to-value strata. The table presented below provides overall prepayment speed and delinquency assumptions (expressed as a percentage) by strata projected over the five-year period beginning December 31, 2006:

	Prepayment Speed	Delinquency

Subprime	27% – 43%	7% – 18%
ALT A	29% – 52%	6% – 18%
High-loan-to-value	57% – 78%	4% – 17%

          We develop the discount rate internally. Our third-party valuation specialist provides the market assumptions on which we base the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing. As of December 31, 2006, these assumptions were as follows:

•	Discount rate of 18%
•	Interest rate of one-month LIBOR plus 200 basis points for the cost of financing advances
•	Interest rate equal to the Federal Funds Rate for float earnings
•	Assumptions regarding the cost of servicing vary by strata and range from a low of $110 per year for a performing Alt A loan to a high of $710 per year for a loan that is in foreclosure.

          Changes in these assumptions are generally expected to affect our results of operations as summarized below:

•

Increases in prepayment speeds generally reduce the value of our MSRs as the underlying loans prepay faster, causing higher MSRs amortization, higher compensating interest payments and lower overall servicing fees, partially offset by lower overall cost of servicing and increased float balances and income.

•

Increases in delinquencies generally reduce the value of our MSRs as the cost of servicing increases during the delinquency period, and the amount of servicing advances and related interest expense increases.

•	Increases in the discount rate reduce the value of our MSRs due to the lower overall net present value of the combined cash flows.
•

Increases in interest rate assumptions for the cost of servicing advances will increase interest expense while rate increases will also increase the amount of float earnings we recognize as fee income.

•

Increases in interest rate assumptions also generally increase the value of our MSRs as the projected prepayment rate for the underlying loans slows, while decreases in interest rate assumptions generally reduce the value of our MSRs as the projected prepayment rate for the underlying loans increases.

          We perform an impairment analysis based on the difference between the carrying amount and estimated fair value after grouping our loans into the applicable strata. In determining the amount of impairment, we consider both our internal fair value and the fair value provided by our third-party valuation specialist. The risk factors used to assign loans to strata include the credit score (FICO) of the borrower, the loan to value ratio, the type of asset (mortgage or non-mortgage) and the default risk.

          We amortize MSRs over the period of estimated net servicing income based on our projections of the amount and timing of future cash flows. With the exception of the period of estimated net servicing income, we determine these projections using the same assumptions that we use in our internal valuation of MSRs. The amount and timing of servicing asset amortization is adjusted periodically based on actual results and updated projections. During 2004 and most of 2005, mortgage prepayment speeds in our servicing portfolio remained high, resulting in a substantial rate of amortization of the balance of servicing rights. Higher mortgage interest rates and a leveling off of the gains in housing values resulted in lower mortgage prepayment speeds and a slower rate of amortization in 2006.

Valuation of Deferred Tax Assets

          Another accounting policy that requires the use of estimates and the application of judgment is the determination of our overall tax provision and the evaluation of the realizability of our gross deferred tax assets. As of December 31, 2006, we had gross deferred tax assets of $176,870, and a corresponding valuation allowance of $650 resulting in a net deferred tax asset of $176,220. During 2006, we reversed $155,377 of valuation allowances on our deferred tax assets, including $145,211 during the second quarter, in order to increase the net deferred tax asset to the amount that is more likely than not to be realized in future periods. We established our valuation allowance during the period 2001 through 2003. During 2004, we recorded a $35,518 partial reversal of the valuation allowance we had established on the deferred tax asset in prior years. This reduction in the allowance in 2004 was the result of refund claims we filed with the IRS that reduced our deferred tax asset and increased our income tax receivable balance by the same amount. The evaluation of the need to maintain valuation allowance takes into consideration all available evidence, both positive and negative, including our recent earnings history, current tax position and estimates of future taxable income. The tax character (ordinary versus capital) and the carry-forward and carry-back periods of certain tax attributes (e.g., capital losses and tax credits) are also considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to realizability of the deferred tax assets. We base the determination of the amount of the aggregate valuation allowance on scenario analyses of the projected results of operations by line of business resulting in a range of potential valuation allowances, within which a final amount is determined. We assess the amount of the valuation allowance each quarter.

Litigation

          Our policy is to continuously monitor the status of our legal matters, including advice from external legal counsel, and periodically perform assessments of these matters for potential loss accrual and disclosure. We make a determination of the amount of the reserves required, if any, for these contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. We establish reserves for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been incurred, and the amount of such loss can be reasonably estimated.

Valuation of Trading Securities and Loans Held for Resale

          We currently account for our investment grade, residual and subordinate securities as trading securities at fair value. We report changes in fair value in income in the period of change. We determine fair value based on either third party dealer quotations, where available, or internal values. Our internal valuations are determined using internally developed models that estimate fair value using estimates of future cash flows. Expected future cash flows are estimated using assumptions such as discount rates and prepayment speeds and expected losses associated with the loans underlying mortgage backed securities. As of December 31, 2006, investment grade securities had a fair value of $74,986, net of unrealized losses of $6. Residual and subordinate securities had a fair value of $65,242 at December 31, 2006, including net unrealized gains of $17,831.

          We classify loans that we do not intend to hold to maturity as loans held for resale and report them at the lower of cost or market value. We account for the excess of cost over market value as a market valuation reserve with changes in the reserve included in gain (loss) on loans held for resale, net, in the period in which the change occurs. Loans for which we have entered into an agreement to sell to an investor at a set price are valued at the commitment price.

For uncommitted performing loans, we estimate fair value based on quotes for similar loans. We base the fair value of uncommitted non-performing loans on estimates of expected future cash flows discounted using a rate commensurate with the risks involved. We defer loan origination fees and direct loan origination costs until the loans are sold. These fees and costs are considered in the carrying value of the loans when determining a market valuation reserve. As of December 31, 2006, loans held for resale of $99,064 were net of market valuation reserves of $13,794.

SEGMENTS

          The following section provides a discussion of the changes in financial condition of our business segments during the year ended December 31, 2006 and a discussion of pre-tax results of operations of our business segments for the three yearly periods ended December 31, 2006, 2005 and 2004.

The following table presents the assets and liabilities of each of our business segments at December 31, 2006:

	Residential Servicing	Ocwen Recovery Group	Residential Origination Services	Corporate Items and Other	Business Segments Consolidated

Assets
Cash	$—	$—	$1,132	$235,449	$236,581
Trading securities:
Investment grade	—	—	—	74,986	74,986
Subordinates and residuals	—	—	64,576	666	65,242
Investment in certificates of deposit	—	—	—	72,733	72,733
Loans held for resale	—	—	99,064	—	99,064
Advances	314,869	—	8,056	1,212	324,137
Match funded advances	572,708	—	—	—	572,708
Mortgage servicing rights	179,246	—	—	4,497	183,743
Receivables	27,237	318	12,943	26,728	67,226
Deferred tax asset, net	—	—	—	176,220	176,220
Premises and equipment	1,137	40	1,349	32,943	35,469
Other assets	24,557	2	7,681	69,394	101,634

Total assets	$1,119,754	$360	$194,801	$694,828	$2,009,743

Liabilities
Match funded liabilities	$510,236	$—	$—	$—	$510,236
Servicer liabilities	383,549	—	—	—	383,549
Lines of credit and other secured borrowings	217,907	—	92,242	14,371	324,520
Debt securities	—	—	—	150,329	150,329
Other liabilities	26,990	2,154	5,464	46,732	81,340

Total liabilities	$1,138,682	$2,154	$97,706	$211,432	$1,449,974

          The following table presents the pre-tax statement of operations for each of our business segments for the year ended December 31, 2006:

	Residential Servicing	Ocwen Recovery Group	Residential Origination Services	Corporate Items and Other	Business Segments Consolidated

Revenue
Servicing and subservicing fees	$328,369	$7,666	$738	$3,876	$340,649
Process management fees	9,085	—	69,600	6	78,691
Other revenues	6,160	—	606	5,613	12,379

Total revenue	343,614	7,666	70,944	9,495	431,719

Operating expenses
Compensation and benefits	31,586	3,336	24,969	31,095	90,986
Amortization of servicing rights	110,518	—	—	227	110,745
Servicing and origination	28,501	428	24,833	33	53,795
Technology and communications	19,921	1,359	9,177	(5,456)	25,001
Professional services regulatory fees	13,547	339	6,880	10,505	31,271
Occupancy and equipment	10,812	836	3,070	4,738	19,456
Other operating expenses	17,580	2,271	15,736	(19,593)	15,994

Total operating expenses	232,465	8,569	84,665	21,549	347,248

Other income (expense)
Interest income	488	—	39,423	8,123	48,034
Interest expense	(30,295)	—	(19,195)	(4,097)	(53,587)
Gain (loss) on trading securities	—	—	2,691	(685)	2,006
Gain (loss) on loans held for resale, net	—	—	(5,684)	—	(5,684)
Gain (loss) on debt repurchases	—	—	—	25	25
Other, net	(855)	340	2,388	2,995	4,868

Other income (expense), net	(30,662)	340	19,623	6,361	(4,338)

Pre tax income (loss)	$80,487	$(563)	$5,902	$(5,693)	$80,133

Residential Servicing

          The following table sets forth information regarding residential loans and real estate serviced for others:

	Loans (1)(2)(3)		Real Estate		Total (4)

	Amount	Count	Amount	Count	Amount	Count

December 31, 2006:
Performing	$44,015,390	388,645	$—	—	$44,015,390	388,645
Non-performing	7,339,284	69,964	1,479,355	15,056	8,818,638	85,020

	$51,354,674	458,609	$1,479,355	15,056	$52,834,028	473,665

December 31, 2005:
Performing	$36,532,664	297,649	$—	—	$36,532,664	297,649
Non-performing	5,125,116	57,420	1,121,268	13,733	6,246,384	71,153

	$41,657,780	355,069	$1,121,268	13,733	$42,779,048	368,802

(1)          At December 31, 2006, we serviced 309,222 subprime loans with a UPB of $40,092,000, as compared to 304,234 subprime loans with a UPB of $37,429,090 at December 31, 2005. Subprime loans represent residential loans we service that were made to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac (nonconforming loans).

(2) Non-performing loans have been delinquent for 90 days or more. Performing loans are current or have been delinquent for less than 90 days.

(3)          We serviced under subservicing contracts 150,783 residential loans with a UPB of $14,522,707 as of December 31, 2006. This compares to 105,873 residential loans with a UPB of $10,983,237 at December 31, 2005.

(4) The average UPB of assets serviced during 2006, 2005 and 2004 was $47,819,667, $37,850,025 and $35,295,755, respectively.

          The following table sets forth information regarding the changes in our portfolio of residential assets serviced for others:

	Amount		Count

	2006	2005	2006	2005

Servicing portfolio at beginning of year	$42,779,048	$34,524,491	368,802	320,185
Additions	37,592,725	39,830,297	308,075	275,389
Runoff	(27,537,745)	(31,575,740)	(203,212)	(226,772)

Servicing portfolio at end of year	$52,834,028	$42,779,048	473,665	368,802

          Additions primarily represent servicing purchased from the owners of the mortgages, servicing retained in connection with the securitization of our own loans and servicing obtained by entering into subservicing agreements with other entities that own the servicing rights. Runoff includes principal repayments on loans, servicing transfers and other asset resolutions.

          In addition to acting as servicer and subservicer, we have entered into a backup servicing agreement with a large trust company that acts as trustee for securitizations encompassing more than $250,000,000 of mortgage loans. As backup servicer, we have agreed to accept the servicing responsibilities on up to $30,000,000 of mortgage loans in the event that the trustee terminates the primary servicer. The agreement requires that we complete within 60 days the transfer of servicing from the terminated primary servicer. As back up servicer, we are entitled to all servicing compensation to which the terminated servicer would have been entitled. We are not required to fund the delinquency or servicer advance obligations or the compensating interest obligations on the loans that we accept.

Comparative selected balance sheet data is as follows:

	December 31,

	2006	2005

Total assets	$1,119,754	$783,560
Advances	314,869	215,207
Match funded advances	572,708	377,105
MSRs	179,246	148,663
Total liabilities	$1,138,682	$745,760
Match funded liabilities	510,236	339,292
Servicer liabilities	383,549	298,892
Lines of credit and other secured borrowings	217,907	81,218

          Advances. During any period in which the borrower is not making payments, we are required under certain servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market real estate properties on behalf of investors. We are entitled to recover advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. However, we are only obligated to advance funds to the extent that we believe the advances are recoverable. Furthermore, there is little risk of loss on advances because they are the first obligations to be satisfied when a securitization trust disburses the funds that it has collected. The $99,662 increase in advances on loans serviced for others during 2006 primarily reflects the growth in the residential servicing portfolio. See Note 7 to the Consolidated Financial Statements for additional details of the composition of advances.

          Match Funded Advances. Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to special purpose entities (“SPEs”) in exchange for cash. These transfers have been made under the terms of two match funded advance financing agreements, as amended. Under one of the agreements, we retain effective control of the advances, and the transfers do not qualify for sales accounting treatment. Under the second agreement, the transfers qualify for sales accounting treatment, but the SPE to which the advances are transferred is not a “qualifying” SPE under SFAS No. 140. As a result, we include the SPE in our Consolidated Financial Statements. The match funded advances are owned by the SPEs and are not available to satisfy general claims of our creditors. The $195,603 increase in match funded advances during 2006 was primarily the result of growth in the residential loan servicing portfolio and the $165,000 increase in our available borrowing capacity. See Note 8 to the Consolidated Financial Statements for additional details of the composition of match funded advances.

          MSRs. The unamortized balance of MSRs is primarily related to subprime residential loans. Our investment increased by $30,583 during 2006 as the amount of servicing rights purchased and retained exceeded amortization for the year.

	2006	2005

Balance at beginning of year	$148,663	$131,409
Purchases	137,017	113,946
Retained from the securitization of loans	4,084	—
Amortization	(110,518)	(96,692)

Balance at end of year	$179,246	$148,663

          We purchase servicing rights from the owners of the mortgages and have also retained them in connection with the securitization of our own loans. At December 31, 2006, we serviced loans under 487 servicing agreements for 43 investors. This compares to 466 servicing agreements for 22 investors at December 31, 2005.

          Match Funded Liabilities. Match funded liabilities are obligations secured by the collateral underlying the related match funded assets and are repaid through the cash proceeds arising from those assets. We account for and report match funded liabilities as secured borrowings with pledges of collateral. As of December 31, 2006 and 2005, all of our match funded liabilities were secured by advances on loans serviced for others. The $170,944 increase in match funded liabilities during 2006 was the result of an increase in borrowing capacity under one of our two match funded facilities through the issuance of a $165,000 fixed-rate term note in December. We also increased from $63,943 to $100,000 our borrowing under the variable funding note issued through the same facility. Offsetting these increases, borrowing under our second, more costly match funded facility declined from $100,349 to $70,738 during the year. The issuance of the term note increased our maximum borrowing capacity under match funded facilities to $565,000 at December 31, 2006, as compared to $400,000 at December 31, 2005. See Note 13 to the Consolidated Financial Statements for additional information on the terms and balances of our match funded liabilities.

          Servicer Liabilities. Servicer liabilities represent amounts we have collected, primarily from Residential Servicing borrowers that will be deposited in custodial accounts and excluded from our balance sheet, paid directly to an investment trust or refunded to borrowers. The balances at December 31, 2006 and 2005 consisted primarily of borrower payments due to custodial accounts, and the $84,657 increase in servicer liabilities during 2006 was largely the result of an increase in such amounts due. See Note 14 to the Consolidated Financial Statements for additional details of the principal components of servicer liabilities.

          Lines of Credit and Other Secured Borrowings. During the third quarter of 2006, we negotiated amendments to our senior secured credit agreement to extend its maturity to August 2007 and to increase the maximum borrowing capacity from $140,000 to $285,000. During the fourth quarter of 2006, we negotiated a further increase in the maximum borrowing capacity to $300,000. Borrowings under this agreement may be secured by MSRs, advances on loans serviced for others, receivables and mortgage loans. The $136,689 increase in the amount outstanding under this facility during 2006 reflects the increase in borrowing capacity, which was used to fund the increases in our investment in these assets. See Note 15 to our Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

Comparative selected operations data is as follows:

	2006	2005	2004

Pre-tax income	$80,487	$21,662	$16,639
Revenue:
Servicing and subservicing fees	$328,369	$268,088	$266,595
Process management fees	9,085	7,423	8,165
Other	6,160	4,115	6,049

Total revenue	$343,614	$279,626	$280,809

Operating expenses:
Compensation and benefits	$31,586	$35,022	$40,004
Amortization of servicing rights	110,518	96,692	96,036
Servicing and origination	28,501	36,446	49,287
Technology and communications	19,921	22,700	20,462
Professional services	13,547	13,862	12,547
Occupancy and equipment	10,812	9,605	9,852
Other	17,580	22,190	16,570

Total operating expenses	$232,465	$236,517	$244,758

Other income (expense):
Interest income	$488	$323	$107
Interest expense	(30,295)	(21,752)	(19,745)
Other	(855)	(18)	226

Total other income (expense)	$(30,662)	$(21,447)	$(19,412)

          Servicing and Subservicing Fees. The principal components of servicing and subservicing fees are provided in the table below, for the years indicated:

	2006	2005	2004

Servicing fees	$207,312	$170,488	$174,274
Float earnings	48,289	31,664	16,561
Late charges	37,843	35,095	40,149
Prepayment and collection related fees	10,288	8,681	14,086
Other fees	24,637	22,160	21,525

	$328,369	$268,088	$266,595

          The 22% increase in servicing fees in 2006 as compared to 2005 was primarily due to a 26% increase in the average balance of loans serviced. The increase in the average balance of loans serviced was due to an increase in the acquisitions of loan servicing and a reduced run-off of the existing portfolio due to slower prepayment speeds. Mortgage prepayment speeds for 2006 averaged 30%, as compared to an average of 38% for 2005 and 41% for 2004. The decline in mortgage prepayment speeds was largely due to rising mortgage interest rates and a leveling off of the gains in housing values.

          Increases in short-term interest rates have had a positive impact on float earnings in 2006 and 2005. The increase in float earnings due to higher interest rates has been partially offset by a decline in the average balance of custodial account balances. The decline in the average balance of these accounts reflects a decline in mortgage prepayment speeds offset in part by the growth in the servicing portfolio. Funds that we have received from borrowers are held in custodial accounts until remitted to investors. These custodial accounts are excluded from our balance sheet. The following table summarizes information regarding float earnings:

	2006	2005	2004

Average custodial account balances	$1,026,500	$1,119,400	$1,203,900
Float earnings	$48,289	$31,664	$16,561
Yield	4.70%	2.83%	1.38%

          The underlying servicing agreements restrict the investment of float balances to certain types of instruments. We are responsible for any losses incurred on the investment of these funds.

          Compensation and Benefits Expense. The decrease in compensation expense and benefits in 2006 and 2005 has occurred primarily due to a decline in the average number of employees in the U.S. because of cost reduction initiatives put in place in 2005, including a greater utilization of the lower cost workforce in India. Although average employment in India has increased, total average employment declined, and the ratio of India employment to total employment increased.

          Average employment in the Residential Servicing segment for the last three years is as follows:

	2006	2005	2004

India	987	918	817
United States	418	520	682

	1,405	1,438	1,499

          Amortization of Servicing Rights. Amortization expense for 2006 of $110,519 represents an increase of $13,826, as compared to amortization in 2005 of $96,692. This increase was due to an increase in our investment in MSRs, offset in part by a reduction in the rate of amortization due to slower mortgage prepayment speeds. Although the average balance of MSRs increased by 20% in 2006 as compared to 2005, amortization expense for 2006 increased by only 14%. During 2004 and most of 2005, mortgage prepayment speeds remained high, resulting in increased amortization as compared to 2006.

          Servicing and Origination Expenses. The principal components of servicing and origination expenses are:

	2006	2005	2004

Compensating interest	$13,513	$22,210	$33,115
Satisfaction expense	6,473	6,273	6,117
Other	8,515	7,963	10,055

	$28,501	$36,446	$49,287

          The decline in compensating interest expense reflects slower prepayment speeds offset in part by the growth in the average size of the servicing portfolio. In addition, there has been a shift towards a higher percentage of loans serviced under a mid-month structure versus a calendar month structure. Under a calendar month structure, compensating interest is paid to the securitization trust for a full month of interest on all loans that prepay during the month; whereas under a mid-month structure, we are not obligated to pay the compensating interest on prepayments that occur during the first half of the month.

          Professional Services Expenses. Professional services expense for 2006 includes a provision of $3,537 recorded to increase litigation accruals related to ongoing cases. This increase in litigation accruals is primarily related to settlements in principle that were reached with the law firms representing plaintiff-borrowers in a number of filed and threatened cases challenging various loan servicing fees, primarily in the states of Alabama and Mississippi. None of these cases sought class certification, although 23 of them had been consolidated in the MDL Proceeding. Essentially, all of the settlements in principle have since been reduced to definitive settlement and release agreements separately entered into with each of the individual plaintiff-borrowers involved. Professional services in 2005 includes $3,700 to provide for current and pending litigation, including $1,830 for a judgment in a wrongful foreclosure case. While this amount is substantially less than the initial jury verdict, we believe the award is not justified and have taken an appeal to the Texas Court of Appeals. See Note 28 to our Consolidated Financial Statements for additional information regarding these matters.

          Other Operating Expenses. Other operating expenses primarily consist of overhead allocation charges and bad debt expense. Other operating expenses were higher in 2005 primarily as a result of providing for aged reimbursable expenses.

          Interest Expense. The increase in interest expense in 2006 reflects an increase in financing costs associated with our servicing advances and MSRs because of the growth in these assets and higher interest rates. The majority of our credit facilities bear interest at rates that are adjusted regularly based on the 1-Month LIBOR, which increased during 2005 and 2006. The 1-Month LIBOR was 5.32% at December 31, 2006, as compared to 4.39% and 2.40% at December 31, 2005 and 2004, respectively.

Ocwen Recovery Group

Comparative selected operations data is as follows:

	2006	2005	2004

Pre-tax income (loss)	$(563)	$(684)	$3,916
Revenue:
Servicing fees:
Third-party collections	$6,946	$10,345	$11,575
Proprietary collections	720	1,338	2,071

Total revenue	$7,666	$11,683	$13,646

Operating expenses	$8,569	$12,715	$9,901

          The decline in third-party collections revenue in 2006 as compared to 2005 primarily reflects lower volumes of business from mortgage and credit card clients. Our focus during 2005 and 2006 has mainly been on cost reduction and enhancing the execution capabilities of our global workforce and not on growing revenue. Having achieved our cost reduction goals, our focus in 2007 will be on revenue growth. The decrease in operating expenses in 2006 reflects our cost reduction efforts, including process improvements, technology enhancements, a greater utilization of lower cost resources in India and an overall reduction in employee headcount.

Residential Origination Services

Comparative selected balance sheet data is as follows:

	December 31,

	2006	2005

Total assets	$194,801	$680,624
Subordinate and residual trading securities	64,576	27,023
Loans held for resale	99,064	624,671
Receivables	12,943	20,478
Total liabilities	$97,706	$538,226
Lines of credit and other secured borrowings	92,242	530,569

          Trading Securities. We acquired residual securities directly from third parties or retained them in connection with loan securitization transactions. The $37,553 increase in subordinate and residual securities during 2006 was primarily the result of securities that we purchased or that we retained in connection with loan securitizations. The carrying value of the securities was $41,201 at December 31, 2006.

          Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. The weighted average remaining life of these securities was 4.23 years at December 31, 2006. The anticipated effective yield to maturity as of December 31, 2006 based on the purchase price, actual cash flows received to date and the current estimate of future cash flows under the assumptions used in valuing the securities was 25.12%. The original anticipated effective yield to maturity based on the purchase price and anticipated future cash flows under pricing assumptions was 20.66%. Differences in the December 31, 2006 anticipated yield to maturity from that originally anticipated are due to differences between estimated cash flows and actual cash flows. Each quarter, we update the assumptions used to estimate future cash flows based on the actual results to date. The primary assumptions include prepayment speeds, loss rates and the discount rate. The mortgages that underlie the subordinate and residual securities amounted to $1,076,294 at December 31, 2006 and are secured by properties located in 50 states, one U.S territory and the United Kingdom (“UK”). The largest aggregate value of mortgages in any one state or foreign country is $167,899 in Florida.

          Loans Held for Resale. Loans held for resale represent single-family residential loans originated or acquired by our Residential Origination Services segment that we intend to sell. The $525,607 decline in loans held for resale during 2006 was primarily due to the first quarter securitization of loans with a carrying value of $428,168 that we had acquired during the fourth quarter of 2005. During the second and fourth quarters of 2006, we also completed securitizations of loans with an aggregate carrying value of $289,840 that we had acquired primarily during 2006. The aggregate balances related to our other loan refinancing, origination and sale programs also declined during 2006. We carry loans held for resale at the lower of cost or market value with the $99,064 carrying value at December 31, 2006 comprised of the following:

•     Loans with a carrying value of $42,727, net of a market valuation reserve of $3,184, originated in connection with our subprime origination operation. The carrying value at December 31, 2006 included $25,426 of non-performing loans.

•     Loans with a carrying value of $11,652 originated in response to requests from Residential Servicing customers to refinance their mortgages. Only loans with sales commitments prior to closing are originated under this program. All of the loans that were outstanding at December 31, 2006 have been sold in 2007.

•     Loans with a carrying value of $44,685, net of market valuation reserves of $10,610, acquired as a part of our securitization activities. The carrying value at December 31, 2006 included $30,288 of non-performing loans.

          Lines of Credit and Other Secured Borrowings. Our borrowing under lines of credit and other secured borrowing consisted principally of amounts borrowed under repurchase agreements to fund the purchase or origination of loans held for resale and the purchase of residual trading securities. The decline in borrowing of $438,327 during 2006 was primarily due to the repayment of a repurchase agreement in March 2006 under which we had borrowed $459,400 at December 31, 2005. We used these funds during the fourth quarter of 2005 to acquire loans held for resale. We subsequently securitized these loans during the first quarter of 2006. See Note 15 to our Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

Comparative selected operations data is as follows:

	2006	2005	2004

Pre-tax income (loss)	$5,902	$(3,191)	$15,708
Revenue:
Process management fees	$69,600	$65,776	$50,861
Other	1,344	255	16

Total revenue	$70,944	$66,031	$50,877

Operating expenses:
Compensation and benefits	$24,969	$16,357	$8,447
Servicing and origination	24,833	24,049	23,056
Technology and communications	9,177	9,924	5,311
Professional services	6,880	3,560	1,623
Occupancy and equipment	3,070	2,226	1,374
Other	15,736	20,546	8,462

Total operating expenses	$84,665	$76,662	$48,273

Other income (expense):
Interest income:
Loans held for resale	$24,656	$4,642	$—
Subordinates and residuals	14,539	11,778	14,803
Other	228	325	9

Total interest income	39,423	16,745	14,812
Interest expense	(19,195)	(6,768)	(901)
Gain (loss) on trading securities	2,691	(7)	(2,004)
Gain (loss) on loans held for resale	(5,684)	(4,380)	—
Other, net	2,388	1,850	1,197

Total other income (expense)	$19,623	$7,440	$13,104

          Process Management Fees. The principal components of process management fees relate to our fee based loan processing services as follows:

	2006	2005	2004

Property valuation fees	$26,603	$29,122	$30,373
Mortgage due diligence fees	19,894	20,427	9,493
Title fees	10,470	4,642	4,711
Loan refinancing fees	8,428	6,078	2,362
Other	4,205	5,507	3,922

	$69,600	$65,776	$50,861

          Other process management fees primarily includes fees earned from vendors in the REALTrans network.

          Compensation and Benefits Expense. Compensation and benefits expense for 2006 include Funding America, which we began consolidating as of the end of 2005. Compensation and benefits expense related to this entity amounted to $6,501 for 2006. In 2007, we decided to close our subprime loan origination operation, which includes Funding America. In addition, compensation and benefit expenses associated with the mortgage fulfillment center and due diligence operation we acquired in December 2004 amounted to $9,435 in 2006, as compared to $6,744 in 2005, an increase of $2,691. This increase was primarily due to increased staffing as a result of building capacity in this business.

          Servicing and Origination Expenses. Servicing and origination expenses consist primarily of fees incurred in connection with providing residential property valuation services. Servicing and origination expenses also include expenses related to loan refinancing and title services.

          Other Operating Expenses. Other operating expenses are primarily comprised of overhead allocation charges, provisions for bad debt and charge-offs. Bad debt provisions and charge-offs amounted to $5,570, $9,101 and $427 in 2006, 2005 and 2004, respectively. Bad debt expense for 2005 includes a charge of $7,238 to recognize the full impairment of our investment in Funding America.

          Interest Income. The increase in interest income on loans held for sale in 2006 as compared to 2005 is largely due to an increase in the average balance of loans held for resale, primarily as a result of acquisitions during 2006 and in the fourth quarter of 2005. The consolidation of Funding America as of the end of 2005 also contributed to the increase. Interest income on subordinate and residual trading securities is primarily comprised of interest earned on our residual securities that are backed by subprime residential loans originated in the UK (“UK residuals”).

          Interest Expense. The increase in interest expense in 2006 as compared to 2005 reflects the additional funding requirements as a result of the increase in the average balance of loans held for resale. The increase in the average balance was primarily the result of loans we acquired during 2006 and the fourth quarter of 2005 for securitization in 2006, as well as the higher volume of loans attributed to our subprime originations operation.  Rising interest rates also contributed to the increase in interest expense. The majority of our credit facilities bear interest at rates that are adjusted regularly based on the 1-Month LIBOR, which increased during 2005 and 2006. The 1-Month LIBOR was 5.32% at December 31, 2006, as compared to 4.39% and 2.40% at December 31, 2005 and 2004, respectively.

          Gain (Loss) on Trading Securities. The following table sets forth the unrealized and realized gains (losses) on trading securities:

	2006	2005	2004

Unrealized losses, net	$(1,558)	$(5,475)	$(2,060)
Realized gains, net	4,249	5,468	57

	$2,691	$(7)	$(2,003)

          Unrealized losses include unrealized losses on the UK residuals of $5,972, $4,951 and $2,312 for 2006, 2005 and 2004, respectively. We also earn interest income on the UK residuals, which amounted to $11,842, $10,256 and $12,136 for 2006, 2005 and 2004, respectively. The unrealized losses on the UK residuals in 2006 were offset by unrealized gains of $4,480 on subordinate and residual securities acquired or retained in connection with securitization transactions.

          In both June 2005 and June 2006, we purchased unrated residual securities related to loans for which we were already the master servicer for the securitizations. As the master servicer, we had the right to collapse the related trusts once the balance of the underlying loans outstanding reached the optional termination amount of 10% of the original amount of loans in the securitization. In the third quarter of both 2005 and 2006, we exercised our call rights and purchased the remaining loans from the trusts. As a result, the over collateralization was remitted to us, and we realized gains on the residual securities that we had purchased of $12,729 and $8,495 in 2006 and 2005, respectively. We purchased the loans, which we classified as loans held for resale, with the intention of securitizing or selling them. A portion of the loans that we acquired were nonperforming, and we recorded provisions of $9,012 and $6,476 in 2006 and 2005, respectively, to reduce these nonperforming loans to their market value. This yielded net realized gains of $3,717 and $2,019 in 2006 and 2005, respectively.

          Gain (Loss) on Loans Held for Resale, Net. The components of gain (loss) on loans held for resale, net, are:

	2006	2005	2004

Gain (loss) on sales and securitizations	$609	$—	$—
Valuation losses	(6,293)	(4,380)	—

	$(5,684)	$(4,380)	$—

          During 2006, we recorded net gains of $2,134 on securitizations of loans with a combined carrying value of $718,008, a significant portion of which we had acquired during the fourth quarter of 2005. We determine the gain by allocating the carrying value of the loans between loans sold and the interests retained, based on their relative estimated fair values. The gain on sale that we report represents the difference between the cash proceeds from the sale and the cost allocated to the loans sold. In connection with these securitizations, we retained MSRs and residual securities.

          Net losses on sales of loans related to our subprime origination activities amounted to $1,525 for 2006. During 2006, Funding America sold to third parties loans with an UPB of $367,479. Under the loan purchase agreements, we may be required to repurchase loans that become nonperforming within a certain period after the date of the sale. During the fourth quarter of 2006, as an alternative to repurchasing certain loans under this obligation, we agreed to a pricing adjustment on the loans sold, which resulted in our recording a loss on loans held for resale of $2,400. In addition, we recorded a reserve of $1,024 to provide for estimated market value adjustments on other loans that we may be obligated to repurchase. We recorded the provision for this reserve as a loss on loans held for resale.

          Valuation losses represent charges that we recorded to reduce loans held for resale to market value.

          Other, Net. Other income for 2006 and 2005 included $1,543 and $872, respectively, of net realized and unrealized gains related to Eurodollar interest rate futures contracts, interest rate swap agreements and credit default swap agreements. We entered into these agreements as part of our efforts to hedge the interest rate risk present in our portfolios of loans held for resale and the credit default risk associated with the mortgage loans underlying our residual and subordinate securities. These agreements did not qualify for hedge accounting; therefore, we reported all changes in fair value in earnings.

Corporate Items and Other

Comparative selected balance sheet data is as follows:

	December 31,

	2006	2005

Total assets	$694,828	$388,987
Trading securities	75,652	4,939
Investment in certificates of deposit	72,733	—
Deferred tax assets, net	176,220	20,271
Premises and equipment, net	32,943	37,529
Other assets	69,395	33,119
Total liabilities	$211,432	$218,155
Lines of credit and other secured borrowings	14,371	14,661
Debt securities	150,329	154,329
Other liabilities	46,732	49,165

          Trading Securities. The fair value of trading securities were as follows at December 31:

	2006	2005

Investment grade:
Commercial paper (maturing January 2, 2007)	$46,212	$—
Collateralized mortgage obligations	26,500	—
Other	2,274	1,685

	74,986	1,685
Subordinates	666	3,254

	$75,652	$4,939

          Investment in Certificates of Deposit. In November 2006, we acquired two principal-protected, zero coupon certificates of deposit with a face value of $150,000. These certificates of deposit do not pay interest, and we acquired them at a discount from the face value. We acquired these certificates of deposit, which mature in March and April 2021, for $72,424. We are accreting the discount on the certificates of deposit to income using the interest method. The effective yield to maturity on the certificates is 5.18%.

          Deferred Tax Assets, net. The $155,949 increase in net deferred tax assets in 2006 was primarily due to the reversal of $155,377 of valuation allowances, including $145,211 during the second quarter. We recorded this reversal as an income tax benefit. Based on our cumulative earnings in recent periods and a more stable outlook for future taxable income, we determined that it was appropriate to reverse this portion of the deferred tax asset valuation allowance in order to increase the net deferred tax asset to the amount that we are more likely than not to realize in future periods. Deferred tax assets are net of valuation allowances totaling $650 and $163,802 at December 31, 2006 and 2005, respectively. See Note 19 to our Consolidated Financial Statements.

          Other Assets. The $36,276 increase in other assets during 2006 was primarily due to our investment in BMS Holdings, which amounted to $46,072 at December 31, 2006. This increase was offset in part by an $8,694 decline in collateral deposits.

          OCN and Charlesbank Equity Fund VI, Limited Partnership and related funds (collectively, “Charlesbank”) acquired BMS on July 31, 2006. We account for our interest of 46% using the equity method. Our equity in the earnings of BMS, which amounted to $637 in 2006, is included in other income (expense), net. On February 14, 2007, we received a $45,894 capital distribution from BMS equal to our original investment and recorded it as a reduction of our investment. See Note 3 to the Consolidated Financial Statements for additional information regarding this investment.

          Lines of Credit and Other Secured Borrowings. Lines of credit and other secured borrowings represent a mortgage note collateralized by our loan servicing call center located in Orlando, Florida. This note has a fixed interest rate of 5.62% and matures in October 2014.

          Debt Securities. Debt securities consisted of the following at December 31:

	2006	2005

3.25% Contingent Convertible Senior Unsecured Notes due August 1, 2024	$96,900	$100,900
10.875% Capital Securities due August 1, 2027	53,429	53,429

	$150,329	$154,329

          During 2006, we repurchased $4,000 of the Convertible Notes generating total gains of $25, net of the write-off of unamortized issuance costs. See Note 16 to the Consolidated Financial Statements for additional details regarding the Convertible Notes and Capital Securities.

          Other Liabilities. Other liabilities are primarily comprised of accruals for incentive compensation awards, audit fees, legal matters, interest on debt securities and other operating expenses. Other liabilities also include customer deposits held by BOK.

Comparative selected operations data is as follows:

	2006	2005	2004

Pre-tax income (loss)	$(5,693)	$3,094	$(10,862)
Revenue	$9,495	$18,036	$14,554
Operating expenses	$21,549	$23,175	$32,506
Other income (expense), net:
Interest income	$8,123	$8,170	$8,757
Interest expense	(4,097)	(8,741)	(9,718)
Gain (loss) on trading securities	(685)	20	1,466
Gain on debt repurchases	25	4,258	—
Other, net	2,995	4,526	6,585

Total other income	$6,361	$8,233	$7,090

          Revenue. Revenues primarily represent loan servicing and consulting fees earned by our Commercial Servicing business. The decline in these fees in 2006 primarily reflects the sale of our Japan servicing operations in December 2005 and the closing of our Taiwan servicing operations in March 2006. The decline in our domestic portfolio of commercial assets serviced, an operation we have decided to close in 2007, also contributed to the decline in servicing fees in 2006. At December 31, 2006, we serviced 765 commercial assets totaling $4,278,318 of which 566 assets totaling $4,018,891 were serviced by our international offices in Canada and Germany.

          Operating Expenses. Operating expenses for 2006, 2005 and 2004 included $17,773, $21,841 and $18,748, respectively, of expenses associated with activities that are individually insignificant, primarily Commercial Servicing, Affordable Housing, Commercial Assets and BOK. The decline in these expenses in 2006 primarily resulted from the sale of our Japan servicing operations in December 2005. Operating expenses for 2006 included a provision of $1,500 related to the potential settlement of a contractual dispute related to our Affordable Housing business. In 2004, operating expenses included $4,000 to provide for the following litigation claims:

•

On February 8, 2005, a jury in Circuit Court for Palm Beach County, Florida returned verdicts of $1,000 and $1,056 in compensatory damages in favor of two former employees. Plaintiffs were also awarded $900 in attorneys' fees. We have sought a rehearing in the Florida Court of Appeals.

•

On February 28, 2005, a jury in County Court for Nueces County, Texas, returned a verdict awarding compensatory and statutory damages in the amount of $140 in favor of two plaintiffs whose mortgage loans we serviced. The verdict also included $2,900 for plaintiffs’ attorneys’ fees. The parties subsequently entered into a definitive settlement agreement, and on August 5, 2005, the trial judge entered an Agreed Order of Dismissal, dismissing with prejudice all claims. The amount of the settlement was within the reserve amount established for the case.

•

On November 3, 2004, the trial judge in litigation brought by Cartel in federal court in Denver, Colorado entered a final judgment in the amount of $700, including attorneys’ fees and other costs. Cartel and the defendants are pursuing cross-appeals in the United States Court of Appeals.

See Note 28 to our Consolidated Financial Statements for additional information regarding these matters.

          Interest Expense. Interest expense for 2005 and 2004 included interest on customer deposits prior to debanking. We retained a greater amount of interest expense in Corporate Items and Other during the first six months of 2005, reflecting the large cash and investment balances that we were holding in preparation for debanking.

          Other, net. In 2006, Other, net declined in large part because 2005 results included $1,900 of interest income on federal income tax refund claims and a gain of $1,750 in connection with the assumption by Marathon of our customer deposit liabilities on June 30, 2005. Other, net for 2004 included $6,874 of interest on federal income tax refund claims and $2,619 of losses on investments in real estate and affordable housing properties. We collected the federal income tax refund claims, including accrued interest, in September 2005.

MINORITY INTEREST IN SUBSIDIARIES

          Minority interest of $1,790 and $1,853 at December 31, 2006 and 2005, respectively, primarily represented the 30% investment in GSS held by Merrill Lynch.

STOCKHOLDER’S EQUITY

          Stockholders’ equity amounted to $557,979 at December 31, 2006, as compared to $347,407 at December 31, 2005. The $210,572 increase in stockholders’ equity during 2006 was primarily due to net income of $206,510 and the issuance of 1,049,067 shares of common stock to employees as a result of the exercise of stock options and the vesting of stock awards, largely offset by the repurchase of 1,001,259 shares for $11,014.

INCOME TAX EXPENSE (BENEFIT)

          Income tax expense (benefit) was $(126,377), $5,815 and $(32,324) for 2006, 2005 and 2004, respectively. The 2006 tax benefit primarily reflects the reversal of $155,377 of valuation allowances on our deferred tax assets, including $145,211 in the second quarter, in order to increase the net deferred tax asset to the amount that is more likely than not to be realized in future periods. The $163,152 decrease in the valuation allowances during 2006 included the $155,377 of reversals and $7,775 of expired capital loss carryforwards.

          We base the amount of the valuation allowance on consideration of all available evidence, both positive and negative, including our recent earnings history, current tax position and estimates of future taxable income. The tax character (ordinary versus capital) and the carry forward and carry back periods of certain tax attributes (e.g., capital losses and tax credits) are also considered. We assess the amount of our valuation allowance each quarter.

          In assessing the amount of the valuation allowance, we primarily based our determination that it was appropriate to reverse $155,377 on the following:

•	Cumulative taxable earnings in recent periods;
•	Positive outlook for future taxable earnings;
•	The disposal of nearly all of our non-core assets.

          The 2004 tax benefit of $(32,324) was primarily due to a $35,518 reduction in valuation allowances on our deferred tax assets as a result of refund claims of $56,526 filed with the IRS that reduced our gross deferred tax asset and increased our income tax receivable balance by the same amount. These refund claims, which were affirmed in writing by the IRS during 2004 and collected in 2005, arose because of changes in the tax law that allowed us to carry back net operating losses from 2001 and 2002 to taxes paid in earlier years.

          Excluding the effect of the reversal of valuation allowances on deferred tax assets and the provision for the recapture of bad debt reserves, our effective tax rate was 36.19%, 28.61% and 12.57% for 2006, 2005 and 2004, respectively. Income tax expense (benefit) on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes,  changes in the valuation allowance and low-income housing tax credits. See Note 19 to our Consolidated Financial Statements for a reconciliation of taxes at the statutory rate to actual income tax expense (benefit).

LIQUIDITY

          Our primary sources of funds for liquidity are:

•	Lines of credit and other secured borrowings	•	Payments received on loans held for resale
•	Match funded liabilities	•	Payments received on trading securities
•	Servicing fees, including float earnings	•	Debt securities

          Our primary uses of funds are the payment of interest and operating expenses, funding of servicing advances, purchases of MSRs, repayment of borrowings and purchases and originations of loans. Our funding requirements related to loan originations will diminish considerably in 2007 as we have decided to close our subprime loan origination business. We closely monitor our liquidity position and ongoing funding requirements, and we invest available funds in short-term investment grade securities. At December 31, 2006, we had $234,314 of unrestricted cash, which represented 12% of total assets. We also had $74,986 of investment grade securities at December 31, 2006, none of which were pledged to support borrowings. Total cash and investment grade securities comprised 15% of total assets at December 31, 2006. Under certain of our credit facilities, we are required to maintain minimum liquidity levels. Among the risks and challenges associated with our funding activities are the following:

•	Cash requirements to fund our acquisition of additional servicing rights and related advances and to fund existing operations.
•

The maturity of existing credit agreements at various dates through October 2007, subject to the renewals of these agreements. We had an aggregate balance of $307,948 outstanding under these agreements at December 31, 2006.

          During 2006, we increased our overall borrowing capacity on existing credit facilities from $890,000 at December 31, 2005 to $1,175,000 at December 31, 2006. We also expanded the assets eligible for financing to include additional MSRs coverage and various components of our receivable balances. Our credit facilities are summarized as follows at December 31, 2006:

	Maturity	Maximum Borrowing Capacity	Unused Borrowing Capacity	Balance Outstanding

Residential Servicing:
Match funded liability (1)	Nov. 2012 – Nov. 2015	$440,000	$—	$439,498
Match funded liability (2)	Jan. 2007	125,000	54,262	70,738
Secured line of credit	Aug. 2007	300,000	82,093	217,907

		865,000	136,355	728,143

Residential Origination Services:
Repurchase agreement	Aug. 2007	135,000	93,220	41,780
Repurchase agreement	Jun. 2007	75,000	59,309	15,691
Repurchase agreement	Oct. 2007	25,000	8,622	16,378
Repurchase agreement (3)	Apr. 2036	—	—	2,201
Secured line of credit	Jun. 2007	75,000	58,808	16,192

		310,000	219,959	92,242

Corporate Items and Other:
Mortgage	Oct. 2014	—	—	14,371
Convertible Notes	Aug. 2024	—	—	96,900
Capital Securities	Aug. 2027	—	—	53,429

		—	—	164,700

		$1,175,000	$356,314	$985,085

(1)     Although the outstanding balance is less than the maximum borrowing capacity, the actual borrowed amount is $440,000 and thus there is no available capacity at December 31, 2006. The reported outstanding balance is less than the actual amount borrowed because the $165,000 term note issued in 2006 is carried on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established through the use of an interest rate swap.

(2) In January 2007, we negotiated an extension of the maturity of this facility to January 2008.
(3) This agreement has no stated credit limit. Lending is determined for each transaction based on the acceptability of the securities presented as collateral.

          We grow our Residential Servicing business primarily through the purchase of servicing rights or by entering into subservicing agreements. Servicing rights entitle us to earn servicing fees and other types of ancillary income, but they also impose on us various obligations as the servicer. Among these are the obligations to advance our own funds to meet contractual principal and interest payments for certain investors and to pay taxes, insurance and various other items that are required to preserve the assets being serviced.

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

          During 2006, we negotiated increases in the size of two of our Residential Servicing credit facilities. We increased the size of our secured line of credit from $140,000 to $300,000, and we increased the size of the larger of our two match funded credit facilities from $275,000 to $440,000 through the issuance of a $165,000 fixed-rate term note. We also extended the revolving period of the $100,000 variable funding note under this match funded credit facility to November 2007. In January 2007, we negotiated a decrease in the interest rate on borrowings by 20 basis points to 1-month LIBOR plus 155 basis points and a decrease in the maximum borrowing from $125,000 to $90,000.

          We believe that our existing sources of liquidity, including internally generated funds, will be adequate to fund planned activities, although there can be no assurances in this regard. At December 31, 2006, we had $356,314 of unused borrowing capacity under existing credit agreements. We continue to evaluate our sources of funding for renewal and expansion. We also examine all of our asset classes to identify additional funding opportunities.

          During 2006, cash declined by $33,030 as cash we used for investing and financing activities exceeded cash provided by our operating activities. Cash provided by operating activities in 2006 of $391,781 is largely related to net cash provided from loans held for resale, offset in part by an increase in residential servicing advances that primarily resulted from growth in the servicing portfolio and the purchase of investment grade trading securities. Investing activities used $261,504 in 2006 primarily related to the purchase of MSRs, investment in certificates of deposit and the investment in BMS Holdings. Cash used by financing activities in 2006 of $163,307 primarily relates to the repayment of credit lines and other secured borrowings, largely reflecting the decline in loans held for resale, partially offset by the issuance of a $165,000 fixed-rate match funded term note. A more detailed discussion of cash flows for 2006, 2005 and 2004 is provided below.

          Our operating activities provided (used) $391,781, $(328,174) and $179,514 of cash flows during 2006, 2005 and 2004, respectively. The net cash flows provided by operating activities in 2006 largely reflect the sale and securitization of loans held for resale, a significant portion of which were acquired in 2005. During 2006, principal payments and proceeds from sales and securitizations of loans held for resale exceeded purchases and originations by $633,205. During 2005, purchases and originations exceeded principal payments and proceeds from sales and securitizations by $469,184. Partially offsetting the increase in cash flows in 2006 from loans held for resale is the increase in residential servicing advances and match funded advances of $300,024 as a result of the growth in the servicing portfolio. Although net income for 2006 increased by $191,445, it includes a tax benefit of $126,377 primarily reflecting the reversal of $155,377 of deferred tax asset valuation allowances. Operating cash flows for 2004 reflect a $192,502 increase in the amount of borrower payments held by us prior to their transfer to the collection accounts.

          Our investing activities provided (used) cash flows totaling $(261,504), $(104,796) and $39,625 during 2006, 2005, and 2004, respectively. Purchases of MSRs have increased and totaled $141,741, $113,946 and $60,950 during 2006, 2005 and 2004, respectively. Investing activities for 2006 also include a $72,424 investment in certificates of deposit and $45,435 used to acquire a 46% equity interest in BMS Holdings. In addition, proceeds from the sale of real estate and principal payments received on loans held for investment declined significantly in 2005 and 2006 reflecting the disposition of these non-core assets.

          Our financing activities provided (used) cash flows of $(163,307), $159,690 and $7,585 during 2006, 2005 and 2004, respectively. Cash flows used by financing activities in 2006 primarily reflect a $438,327 net decrease in lines of credit and other secured borrowings used to finance loans held for resale, offset in part by the issuance of a $165,000 fixed-rate match funded term note. Cash flows provided by financing activities in 2005 include $459,400 of cash we received under a collateralized borrowing agreement we entered into to finance the purchase of loans held for resale, offset by a decline in deposits and the repurchase of debt securities. The decline in deposits in 2005 resulted from maturing certificates of deposit and the cash payment to Marathon in connection with its assumption of our customer deposits. In 2004, proceeds from our issuance of $175,000 of 3.25% Convertible Notes and a new match funded advance agreement were largely offset by the run-off of customer deposits, our repurchase of 5,481,100 shares of common stock and the repayment of a maturing line of credit collateralized by servicing advances.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

          The following table sets forth certain information regarding amounts we owe to others under contractual obligations as of December 31, 2006 based on maturities and payment due dates:

	Note (1)	Less Than One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years	Total

3.25% Convertible Notes	16	$—	$—	$—	$96,900	$96,900
10.875% Capital Trust Securities	16	—	—	—	53,429	53,429
Capital leases	28	1,893	1,533	—	—	3,426
Operating leases	28	4,131	5,067	2,360	883	12,441
Lines of credit and other secured borrowings	15	307,948	—	—	16,572	324,520

		$313,972	$6,600	$2,360	$167,784	$490,716

(1)	See respective Notes to our Consolidated Financial Statements.

          We believe that we have adequate resources to fund all unfunded commitments to the extent required and to meet all contractual obligations as they come due.

Off-Balance Sheet Arrangements

          In the normal course of business, we engage in transactions that are not reflected on our balance sheet. As of December 31, 2006, we had outstanding commitments to fund mortgage loans of $60,050 and outstanding commitments to sell $11,652 of loans held for resale. As of February 28, 2007, our commitments to lend stood at $12,256, and we had funded substantially all loan commitments outstanding as of December 31, 2006, or the commitments had expired. In addition to commitments to extend credit, we are party to various off-balance sheet financial instruments in the normal course of our business to manage our interest rate risk, credit risk and foreign currency exchange rate risk. Through our investment in subordinate and residual securities, we also provide credit support to the senior classes of securities. We have also entered into non-cancelable operating leases and have committed to fund operating cash deficits of certain affordable housing properties that we sold. See Note 4 and Note 28 to our Consolidated Financial Statements for additional information regarding off-balance sheet arrangements.

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

RECENT ACCOUNTING DEVELOPMENTS

          Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective method. Accordingly, we have not restated the results for prior periods. As a result of adopting SFAS 123(R), incremental compensation expense related to stock options for 2006 was $568 ($423 after tax). Upon adoption of SFAS No.156, “Accounting for Servicing of Financial Assets-an amendment of Financial Accounting Standards Board Statement No.140”, on January 1, 2007, we elected to continue to account for our residential and commercial classes of servicing assets using the amortization method. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” is effective beginning in 2007. Although we are continuing to evaluate our uncertain tax positions, we currently do not expect FASB Interpretation No.48 to have a material impact on our financial statements. For additional information regarding these and other recent accounting pronouncements, see Note 1 to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

          Market risk includes prepayment risk, interest rate risk, foreign currency exchange rate risk and liquidity risk. We are exposed to interest rate risk to the degree that our interest-bearing liabilities mature or reprice at different speeds, or different bases, than our interest-earning assets. We are exposed to foreign currency exchange rate risk in connection with our investment in non-U.S. dollar functional currency operations and to the extent our foreign exchange positions remain unhedged. Market risk also reflects the risk of declines in the valuation of trading securities, MSRs and in the value of the collateral underlying loans.

          We are also exposed to liquidity risk primarily because of the highly variable daily cash requirements to support the Residential Servicing business including the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. In general, we finance our operations through operating cash flows and various other sources including secured lines of credit, match funded agreements and repurchase agreements.

          The primary risk associated with residential MSRs is that they will lose a portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates or rapidly increasing housing prices. Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of MSRs. As of December 31, 2006, the carrying value and estimated fair value of our residential MSRs were $179,246 and $249,130, respectively.

          Our Residential Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At December 31, 2006, we had servicing advances of $887,577 consisting of advances on loans serviced for others of $314,869 and match funded advances on loans serviced for others of $572,708.

          We are also exposed to interest rate risk because earnings on float balances are affected by short-term interest rates. These float balances, which are not included in our financial statements, amounted to $719,726 at December 31, 2006. We report these earnings as a component of servicing and subservicing fees. Partially offsetting this risk is the fact that a large component of our outstanding debt is variable rate debt. Therefore, declining rates will also reduce our interest expense for that financing. We have also entered into interest rate swap agreements to hedge our float earnings against the effects of declining interest rates. At December 31, 2006, the combined balance of our match funded liabilities, debt securities, lines of credit and other secured borrowings totaled $985,085. Of this amount $655,887, or 67%, was variable rate debt, for which debt service costs are sensitive to changes in interest rates, and $329,198 was fixed rate debt. We have entered into interest rate swap agreements to convert the interest rate on $165,000 of our fixed rate debt to variable.

          Our balance sheet at December 31, 2006 included interest-earning assets totaling $358,509, including $99,064 of loans held for resale and $74,986 of investment grade securities.

Impact of Changes in Interest Rates on the Net Value of Interest Rate-Sensitive Financial Instruments

          We perform an interest rate sensitivity analysis of our MSRs portfolio every quarter. We currently estimate that the fair value of the portfolio increases or decreases by approximately 2.21% and 2.40%, respectively, for every 50 basis point increase or decline in interest rates. This sensitivity analysis is limited in that it was performed at a particular point in time; only contemplates certain movements in interest rates; does not incorporate changes in interest rate volatility; is subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and does not incorporate other factors that would impact our overall financial performance in such scenarios. We carry MSRs at the lower of amortized cost or fair value by strata. To the extent that fair value were to decline below amortized cost, we would record a charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings. For these reasons, this interest rate sensitivity estimate should not be viewed as an earnings forecast.

          The following table shows our financial instruments that are sensitive to changes in interest rates, categorized by expected maturity or repricing characteristics, and the fair values of those instruments at December 31, 2006:

	Expected Maturity Date at December 31, 2006 (1)
							Total Balance	Fair Value
	2007	2008	2009	2010	2011	Thereafter

Rate-Sensitive Assets:
Interest-earning cash	$18,759	$—	$—	$—	$—	$—	$18,759	$18,759
Average interest rate	2.95%	—%	—%	—%	—%	—%	2.95%
Trading securities	66,442	8,902	10,088	6,674	5,788	42,334	140,228	140,228
Average interest rate	11.16%	19.87%	18.57%	18.96%	19.02%	11.28%	12.97%
Investment in certificates of deposit (2)	—	—	—	—	—	72,733	72,733	69,415
Average interest rate	—%	—%	—%	—%	—%	5.18%	5.18%
Loans held for resale (3)	99,064	—	—	—	—	—	99,064	99,064
Average interest rate	10.07%	—%	—%	—%	—%	—%	10.07%
Interest–earning collateral and debt service deposits	27,725	—	—	—	—	—	27,725	27,725
Average interest rate	4.91%	—%	—%	—%	—%	—%	—%

Total rate-sensitive assets	$211,990	$8,902	$10,088	$6,674	$5,788	$115,067	$358,509	$355,191

Rate-Sensitive Liabilities:
Match funded liabilities	$345,738	$—	$—	$164,498	$—	$—	$510,236	$510,236
Average interest rate	5.94%	—%	—%	5.34%	—%	—%	5.74%
Lines of credit and other secured borrowings	310,149	—	—	—	—	14,371	324,520	324,520
Average interest rate	6.96%	—%	—%	—%	—%	5.62%	6.90%
Debt securities	—	—	96,900	—	—	53,429	150,329	191,166
Average interest rate	—%	—%	3.25%	—%	—%	10.88%	5.96%

Total rate-sensitive liabilities	$655,887	$—	$96,900	$164,498	$—	$67,800	$985,085	$1,025,922

(1)

Expected maturities are contractual maturities adjusted for prepayments of principal. We use certain assumptions to estimate fair values and expected maturities. For assets, we base expected maturities upon contractual maturity, projected repayments and prepayments of principal. We base the prepayment experience reflected herein on our historical experience. The actual maturities of these instruments could vary substantially if future prepayments differ from our historical experience.

(2)	The investment in certificates of deposit represent two zero coupon certificates. The average interest rate represents the effective yield to maturity.
(3)	The balances are net of market valuation reserves and include non-performing loans.

          The expected maturity of interest rate-sensitive assets and liabilities as of December 31, 2006 and 2005 compare as follows:

	1st Year	2nd Year	3rd Year	4th Year	5th Year	Thereafter	Total

Total rate-sensitive assets:
2006
Amount	$211,990	$8,902	$10,088	$6,674	$5,788	$115,067	$358,509
Percent of total	59.13%	2.48%	2.82%	1.86%	1.61%	32.10%	100.00%
2005
Amount	$680,275	$6,583	$4,316	$2,823	$1,827	$5,932	$701,756
Percent of total	96.94%	0.94%	0.62%	0.40%	0.26%	0.84%	100.00%
Total rate-sensitive liabilities:
2006
Amount	$655,887	$—	$96,900	$164,498	$—	$67,800	$985,085
Percent of total	66.57%	—%	9.84%	16.70%	—%	6.88%	100.00%
2005
Amount	$951,079	$—	$—	$100,900	$—	$68,090	$1,120,069
Percent of total	84.91%	—%	—%	9.01%	—%	6.08%	100.00%

          Our Investment Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. These techniques include interest rate exchange contracts or “swap” agreements, interest rate caps and floors, U.S. Treasury interest rate futures contracts, Eurodollar futures contracts, foreign currency futures contracts, foreign currency forwards and European swaptions and put options.

          We have entered into foreign currency futures to hedge our net investment in the foreign subsidiary that owns the UK residuals. The notional amount of these futures was £10,938 ($21,439) at December 31, 2006. Our principal exposure to foreign currency exchange rates exists with the British Pound versus the U.S. dollar. Our operations in India and the foreign operations of GSS and BOK expose us to foreign currency exchange rate risk. However, this risk is insignificant. We have entered into interest rate swaps and Eurodollar interest futures contracts to hedge our exposure to interest rate risk presented by our float earnings, loans held for resale and fixed-rate match funded liabilities. At December 31, 2006, we had sold short Eurodollar interest rate futures contracts with a notional amount of $379,000 and had entered into interest rate swaps with a notional amount of $415,000. We have also entered into credit default swaps with a $20,000 notional amount to hedge certain of our subordinate and residual securities against the effects of credit defaults on the underlying mortgage loans. See Note 18 to our Consolidated Financial Statements for additional information regarding our management of interest rate, credit and foreign currency exchange rate risk.

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

          None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

          Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our internal control over financial reporting as of December 31, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2006, internal control over financial reporting is effective based on criteria established in Internal Control – Integrated Framework issued by the COSO.

          Management’s assessment of the effectiveness of OCN’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in their report that appears herein.

Limitations on the Effectiveness of Controls

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

          There have not been any changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          There was no information required to be reported on Form 8-K during the fourth quarter of the year covered by this Form 10-K that was not so reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The information contained in our 2007 Proxy Statement under the captions “Election of Directors – Nominees for Director,” “Executive Officers Who Are Not Directors,” “Board of Directors and Corporate Governance – Committees of the Board of Directors – Audit committee”, “Security Ownership of Certain Beneficial Owners and Related Stockholder Matters – Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Corporate Governance – Code of Ethics” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          The information contained in our 2007 Proxy Statement under the captions “Executive Compensation” and “Board of Directors Compensation” is incorporated herein by reference

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information contained in our 2007 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Related Stockholder Matters – Beneficial Ownership of Common Stock” and “Security Ownership of Certain Beneficial Owners and Related Stockholder Matters – Equity Compensation Plan Information” are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

          The Board of Directors has adopted a policy and procedure for review, approval and monitoring of transactions involving OCN and related persons (directors and executive officers or their immediate family members, or shareholders owning five percent or greater of OCN’s outstanding stock) within OCN’s written Code of Business Conduct and Ethics, which is available at www.ocwen.com. The policy and procedure is not limited to related person transactions that meet the threshold for disclosure under the relevant Securities and Exchange Commission rules, as it broadly covers any situation in which a conflict of interest may arise.

          Any situation that potentially qualifies as a conflict of interest is to be immediately disclosed to the Compliance Officer and/or the General Counsel to assess the nature and extent of any concern, as well as the appropriate next steps. The Compliance Officer and/or the General Counsel will notify the Chairman of Audit Committee if any such situation requires approval of the Board of Directors. Related persons are required to obtain the prior written approval of the Audit Committee of the Board of Directors before participating in any transaction or situation that may pose a conflict of interest. In considering a transaction, the Audit Committee will consider all relevant factors, including (i) whether the transaction is in the best interests of OCN; (ii) alternatives to the related person transaction; (iii) whether the transaction is on terms comparable to those available with third parties; (iv) the potential for the transaction to lead to an actual or apparent conflict of interest and any safeguards imposed to prevent such actual or apparent conflicts; and (v) the overall fairness of the transaction to OCN. The Audit Committee will periodically monitor any approved transactions to ensure that there are no changed circumstances that would render it advisable for OCN to amend or terminate the transaction.

          The only related person transaction during the last fiscal year was the execution of a Stock Purchase Agreement between OCN and Wishco, Inc. in May of 2006. Wishco is a holding company controlled by Barry N. Wish pursuant to his ownership of 93.0% of Wishco’s common stock. Mr. Wish is the Chairman Emeritus and a director of OCN. Pursuant to the terms of the Stock Purchase Agreement, OCN purchased 1,000,000 shares of common stock of OCN owned by Wishco at a price of $11.00 per share. The aggregate purchase price for the shares was paid on May 9, 2006, in accordance with the terms of the Stock Repurchase Agreement. This transaction was brought to the attention of the General Counsel, who consulted with the Chairman of the Board of Directors and sought advice of outside counsel. The Chairman informed the Board of Directors of the proposed transaction, which was unanimously approved by the Board of Directors on May 4, 2006 with Barry Wish abstaining from the vote.

          The information contained in our 2007 Proxy Statement under the caption “Board of Directors and Corporate Governance – Independence of Directors” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          The information required by this item is included in our 2007 Proxy Statement under the caption “Ratification of Appointment of Independent Registered Certified Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) and (2)

Financial Statements and Schedules. The information required by this section is contained in the Consolidated Financial Statements of Ocwen Financial Corporation and Report of PricewaterhouseCoopers LLP, Independent Registered Certified Public Accounting Firm, beginning on Page F-1.

(3)	Exhibits. (Exhibits marked with a “ * “ denote management contracts or compensatory plans or agreements)

2.1	Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
2.2	Stock Purchase Agreement dated as of May 23, 2006 by and among Bankruptcy Management Solutions, Inc., Its Stockholders and Warrant Holder, and BMS Holdings, Inc. (2)
2.3

Amendment No.1 dated July 31, 2006 to the Stock Purchase Agreement by and among Bankruptcy Management Solutions, Inc., Its Stockholders and Warrant Holder, and BMS Holdings, Inc. The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request (2)

3.1	Amended and Restated Articles of Incorporation (3)
3.2	Amended and Restated Bylaws (4)
4.0	Form of Certificate of Common Stock (3)
4.1	Certificate of Trust of Ocwen Capital Trust I (5)
4.2	Amended and Restated Declaration of Trust of Ocwen Capital Trust I (5)
4.3	Form of Capital Security of Ocwen Capital Trust I (included in Exhibit 4.4) (5)
4.4	Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (5)
4.5	Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (included in Exhibit 4.6) (5)
4.6	Form of Guarantee of OCN relating to the Capital Securities of Ocwen Capital Trust I (5)

4.7	Registration Rights Agreement dated as of July 28, 2004, between OCN and Jeffries & Company Inc. (6)
4.8	Indenture dated as of July 28, 2004, between OCN and the Bank of New York Trust Company, N.A., as trustee (6)
10.1*	Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (7)
10.2*	Ocwen Financial Corporation 1998 Annual Incentive Plan (8)
10.3	Compensation and Indemnification Agreement, dated as of May 6, 1999, between Ocwen Asset Investment Corp. (“OAC”) and the independent committee of the Board of Directors (9)
10.4	Indemnity agreement, dated August 24, 1999, among OCN and OAC’s directors (10)
10.5*	Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (10)
10.6	First Amendment to Agreement, dated March 30, 2000 between HCT Investments, Inc. and OAIC Partnership I, L.P. (10)
10.7*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (11)
10.8	Collateral Trust Agreement, dated June 28, 2005, between OCN and the Bank of New York Trust Company, N.A. (12)
10.9	Guaranty, dated June 28, 2005, from OCN to the Guaranteed Parties (12)
10.10	Cash Collateral Agreement, dated June 28, 2005, among OCN, Bank of New York Trust Company, N.A. as collateral Trustee and Bank of New York Trust Company, N.A. as Account Bank (12)
10.11	Stock Purchase Agreement, dated May 5, 2006, between Wishco, Inc. and OCN (13)
11.1	Computation of earnings per share (14)
12.1	Ratio of earnings to fixed charges (filed herewith)
21.0	Subsidiaries (filed herewith)
23.0	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference from a similarly described exhibit included with the Registrant’s Current Report on Form 8-K filed with the Commission on July 26, 1999.
(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
(3)

Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-1 (File No. 333-5153) as amended, declared effective by the commission on September 25, 1996.

(4)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
(5)

Incorporated by reference from the similarly described exhibit filed in connection with our Registration Statement on Form S-1 (File No. 333-28889), as amended, declared effective by the Commission on August 6, 1997.

(6)	Incorporated by reference from the similarly described exhibit included with Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.
(7)

Incorporated by reference from the similarly described exhibit filed in connection with the Registrant’s Registration Statement on Form S-8 (File No. 333-44999), effective when filed with the Commission on January 28, 1998.

(8)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2003 Annual Meeting of Shareholders as filed with the Commission on March 28, 2003.
(9)	Incorporated by reference from OAC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
(10)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
(11)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(12)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
(13)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the Commission on May 11, 2006.
(14)	Incorporated by reference from “Note 17 Basic and Diluted Earnings per Share” on page F-24 of our Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

Ocwen Financial Corporation

By:	/s/ William C. Erbey

William C. Erbey
Chairman of the Board and
Chief Executive Officer
(duly authorized representative)

Date:  March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ William C. Erbey	Date:	March 16, 2007

William C. Erbey, Chairman of the Board
and Chief Executive Officer
(principal executive officer)

/s/ Ronald M. Faris	Date:	March 16, 2007

Ronald M. Faris, President and Director

/s/ Martha C. Goss	Date:	March 16, 2007

Martha C. Goss, Director

/s/ Ronald J. Korn	Date:	March 16, 2007

Ronald J. Korn, Director

/s/ William H. Lacy	Date:	March 16, 2007

William H. Lacy, Director

/s/ W. Michael Linn	Date:	March 16, 2007

W. Michael Linn, Executive Vice President
and Director

/s/ W. C. Martin	Date:	March 16, 2007

W.C. Martin, Director

/s/ Barry N. Wish	Date:	March 16, 2007

Barry N. Wish, Director

/s/ David J. Gunter	Date:	March 16, 2007

David J. Gunter, Senior Vice President
and Chief Financial Officer
(principal financial officer)

/s/ Daniel C. O’Keefe	Date:	March 16, 2007

Daniel C. O’Keefe, Vice President
and Chief Accounting Officer
(principal accounting officer)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
 INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

December 31, 2006

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2006

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Ocwen Financial Corporation:

          We have completed integrated audits of Ocwen Financial Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ocwen Financial Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          As discussed in Note 1 to the consolidated financial statements, the company changed the manner in which it accounts for share based compensation.

Internal control over financial reporting

          Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 16, 2007

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2006	December 31, 2005

Assets
Cash	$236,581	$269,611
Trading securities, at fair value
Investment grade	74,986	1,685
Subordinates and residuals	65,242	30,277
Investment in certificates of deposit	72,733	—
Loans held for resale, at lower of cost or market value	99,064	624,671
Advances	324,137	219,716
Match funded advances	572,708	377,105
Mortgage servicing rights	183,743	148,663
Receivables	67,226	68,876
Deferred tax assets, net	176,220	20,271
Premises and equipment, net	35,469	40,108
Other assets	101,634	53,190

Total assets	$2,009,743	$1,854,173

Liabilities and Stockholders’ Equity
Liabilities
Match funded liabilities	$510,236	$339,292
Servicer liabilities	383,549	298,892
Lines of credit and other secured borrowings	324,520	626,448
Debt securities	150,329	154,329
Other liabilities	81,340	85,952

Total liabilities	1,449,974	1,504,913

Minority interest in subsidiaries	1,790	1,853
Commitments and Contingencies (Note 28)
Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 63,184,867 and 63,133,471 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	632	631
Additional paid-in capital	186,660	184,262
Retained earnings	369,708	163,198
Accumulated other comprehensive income (loss), net of taxes	979	(684)

Total stockholders’ equity	557,979	347,407

Total liabilities and stockholders’ equity	$2,009,743	$1,854,173

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	For the Years Ended December 31,

	2006	2005	2004

Revenue
Servicing and subservicing fees	$340,649	$293,569	$288,101
Process management fees	78,691	71,961	59,024
Other revenues	12,379	9,846	12,761

Total revenue	431,719	375,376	359,886

Operating expenses
Compensation and benefits	90,986	94,625	87,283
Amortization of servicing rights	110,745	96,692	96,036
Servicing and origination	53,795	61,083	72,914
Technology and communications	25,001	30,375	26,049
Professional services	31,271	25,939	28,891
Occupancy and equipment	19,456	17,676	15,933
Other operating expenses	15,994	22,679	8,333

Total operating expenses	347,248	349,069	335,439

Other income (expense)
Interest income	48,034	25,238	23,676
Interest expense	(53,587)	(37,261)	(30,364)
Gain (loss) on trading securities	2,006	13	(537)
Loss on loans held for resale, net	(5,684)	(4,380)	—
Gain on debt repurchases	25	4,258	—
Other, net	4,868	6,705	8,178

Other income (expense), net	(4,338)	(5,427)	953

Income before income taxes	80,133	20,880	25,400
Income tax expense (benefit)	(126,377)	5,815	(32,324)

Net income	$206,510	$15,065	$57,724

Earnings per share
Basic	$3.28	$0.24	$0.88
Diluted	$2.91	$0.24	$0.82
Weighted average common shares outstanding
Basic	62,871,613	62,912,768	65,811,697
Diluted	71,864,311	63,885,439	73,197,255

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years Ended December 31,

	2006	2005	2004

Net income	$206,510	$15,065	$57,724
Other comprehensive income (loss), net of taxes:
Change in unrealized foreign currency translation income (loss) arising during the year (net of tax benefit (expense) of $(1,076), $65 and $354) for 2006, 2005 and 2004, respectively)	1,831	(110)	(603)
Less: Reclassification adjustment for foreign currency translation gains included in net income (net of tax benefit of $344)	—	(586)	—

Net change in unrealized foreign currency translation gain (loss)	1,831	(696)	(603)
Adjustment to initially apply SFAS No. 158 (net of tax benefit of $99)	(168)	—	—

Other comprehensive income (loss)	1,663	(696)	(603)

Comprehensive income	$208,173	$14,369	$57,121

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
(Dollars in thousands, except share data)

					Accumulated Other Comprehensive Income (Loss), Net of Taxes

	Common Stock		Additional Paid-in Capital
				Retained Earnings
	Shares	Amount				Total

Balance at December 31, 2003	67,467,220	$675	$225,559	$90,409	$615	$317,258
Net income	—	—	—	57,724	—	57,724
Issuance of common stock awards to employees	203,088	2	624	—	—	626
Exercise of common stock options	543,260	5	3,647	—	—	3,652
Excess tax benefits related to share-based awards	—	—	694	—	—	694
Repurchase of common stock	(5,481,100)	(55)	(49,394)	—	—	(49,449)
Directors’ compensation – Common stock	7,010	—	206	—	—	206
Other comprehensive income, net of taxes	—	—	—	—	(603)	(603)

Balance at December 31, 2004	62,739,478	627	181,336	148,133	12	330,108
Net income	—	—	—	15,065	—	15,065
Issuance of common stock awards to employees	185,217	2	792	—	—	794
Exercise of common stock options	203,410	2	1,326	—	—	1,328
Excess tax benefits related to share-based awards	—	—	741	—	—	741
Directors’ compensation – Common stock	5,366	—	67	—	—	67
Other comprehensive income, net of taxes	—	—	—	—	(696)	(696)

Balance at December 31, 2005	63,133,471	631	184,262	163,198	(684)	347,407
Net income	—	—	—	206,510	—	206,510
Issuance of common stock awards to employees	77,011	1	660	—	—	661
Exercise of common stock options	972,056	10	9,365	—	—	9,375
Repurchase of common stock	(1,000,000)	(10)	(10,990)	—	—	(11,000)
Purchase of fractional shares in connection with reverse/forward stock split	(1,259)	—	(14)	—	—	(14)
Excess tax benefits related to share-based awards	—	—	1,622	—	—	1,622
Employee compensation – Share-based awards	—	—	1,715	—	—	1,715
Directors’ compensation – Common stock	3,588	—	40	—	—	40
Other comprehensive income, net of taxes	—	—	—	—	1,663	1,663

Balance at December 31, 2006	63,184,867	$632	$186,660	$369,708	$979	$557,979

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,

	2006	2005	2004

Cash flows from operating activities
Net income	$206,510	$15,065	$57,724
Adjustments to reconcile net income to net cash provided (used) by operating activities
Net cash provided (used) by trading activities	(199,477)	99,842	(75,067)
Net cash provided (used) by loans held for resale activities	633,205	(551,037)	(8,437)
Premium amortization (discount accretion) on securities, net	(3,444)	411	(1,319)
Amortization of servicing rights	110,745	96,692	96,036
Depreciation and other amortization	12,541	12,812	13,345
Provision for bad debts and charge-offs	5,657	6,715	2,790
Impairment of investment in Funding America, LLC.	—	7,238	—
Loss (gain) on trading securities	(2,006)	(13)	537
Loss on loans held for resale, net	5,684	4,380	—
Reversal of valuation allowance on deferred tax asset	(155,377)	(2,125)	(35,518)
Gain on repurchase of debt securities	(25)	(4,258)	—
Increase in advances and match funded advances	(300,024)	(79,765)	(36,499)
Decrease (increase) in deferred tax asset other than reversal of valuation allowance	(572)	(462)	25,380
Decrease (increase) in receivables and other assets	2,666	40,214	(72,098)
Increase in servicer liabilities	84,657	7,627	192,502
Increase (decrease) in other liabilities	(9,087)	23,302	15,972
Excess tax benefits related to share-based awards	(1,622)	—	—
Other	1,750	(4,812)	4,166

Net cash provided (used) by operating activities	391,781	(328,174)	179,514

Cash flows from investing activities
Purchase of mortgage servicing rights	(141,741)	(113,946)	(60,950)
Investment in certificates of deposit	(72,424)	—	—
Equity investment in BMS Holdings, Inc.	(45,435)	—	—
Additions to premises and equipment, net	(4,401)	(11,283)	(7,594)
Proceeds from sale of real estate	2,005	7,761	70,504
Net cash received from (paid to) consolidated variable interest entities	247	(6,998)	—
Principal payments received on loans held for investment	245	1,923	38,750
Principal payments received on match funded loans	—	1,819	5,757
Acquisition of match funded loans	—	—	(7,119)
Proceeds from sale of match funded loans	—	—	21,592
Proceeds from sale of affordable housing properties	—	6,325	327
Purchases, originations and funded commitments on loans held for investment	—	(40)	(16,478)
Capital improvements to real estate	—	—	(2,682)
Net cash paid to acquire subsidiaries	—	—	(2,482)
Proceeds from sale of subsidiaries	—	9,643	—

Net cash provided (used) by investing activities	(261,504)	(104,796)	39,625

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollars in thousands)

	For the Years Ended December 31,

	2006	2005	2004

Cash flows from financing activities
Proceeds from (repayments of) lines of credit and other secured borrowings, net	(328,612)	507,453	(79,772)
Proceeds from match funded liabilities, net	170,944	96,846	128,933
Repurchase of common stock	(11,014)	—	(49,449)
Exercise of common stock options	7,618	927	2,427
Issuance (repurchase) of debt securities, net	(3,865)	(70,445)	175,000
Excess tax benefits related to share-based awards	1,622	—	—
Decrease in deposits and escrow deposits	—	(210,850)	(169,554)
Sale of deposits	—	(165,741)	—
Premium received on sale of deposits	—	1,500	—

Net cash provided (used) by financing activities	(163,307)	159,690	7,585

Net increase (decrease) in cash	(33,030)	(273,280)	226,724
Cash at beginning of year	269,611	542,891	316,167

Cash at end of year	$236,581	$269,611	$542,891

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$54,931	$36,862	$28,980
Income tax refunds (payments)	(30,206)	64,634	(16,610)
Supplemental schedule of non-cash investing and financing activities
Real estate acquired through foreclosure	$8,333	$—	$—
Equipment acquired through capital leases	2,795	4,104	—
Assumption of line of credit by purchaser of real estate	—	—	20,000
Exchange of loans for real estate	—	—	4,771
Accounts receivable from sale of affordable housing properties	—	—	2,535
Supplemental schedule of business acquisitions and consolidation of VIE
Fair value of assets acquired	$(28,363)	$(73,539)	$(21,850)
Fair value of liabilities assumed	28,363	73,539	11,170
Impairment of working capital investment in consolidated VIE	—	(7,238)	—

Cash paid	—	(7,238)	(10,680)
Less cash acquired	247	240	8,198

Net cash acquired (paid)	$247	$(6,998)	$(2,482)

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

          Ocwen Financial Corporation (“OCN”) is a holding company, which, through its subsidiaries, is engaged in business activities related to residential and commercial mortgage servicing, consumer unsecured debt collections, loan origination services and business process outsourcing. At December 31, 2006, OCN owned all of the outstanding stock of its primary subsidiaries, Ocwen Loan Servicing, LLC (“OLS”), Investors Mortgage Insurance Holding Company and Ocwen Financial Solutions Pvt. Limited (“OFSPL”). OCN also owns 70% of Global Servicing Solutions, LLC with the remaining 30% minority interest held by ML IBK Positions, Inc. Effective June 30, 2005, Ocwen Federal Bank FSB (the “Bank”), a wholly-owned subsidiary, voluntarily terminated its status as a federal savings bank and dissolved, a process we referred to as “debanking”.

Principles of Consolidation

          We evaluate special purpose entities first for classification as a “qualifying special purpose entity” (“QSPE”) as specified by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). Where we determine that a special purpose entity is a QSPE, we exclude it from our consolidated financial statements. Where we determine that a special purpose entity is not classified as a QSPE, it is further evaluated for classification as a variable interest entity (“VIE”) as specified by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”, as revised (“FIN 46(R)”). When a special purpose entity meets the definition of a VIE where OCN is identified as the primary beneficiary of the entity, it is included in our consolidated financial statements.

          As of December 31, 2006 and 2005, and for the years then ended, we have included seven VIEs in our consolidated financial statements, of which three were first consolidated in 2006. Only two of these entities are material to our consolidated financial statements.

          Beginning December 28, 2005, we consolidated Funding America, LLC (“Funding America”) under FIN 46(R). During 2006, we increased our share of the voting interests of Funding America to the point that Funding America became a consolidated subsidiary rather than a consolidated VIE. In January 2007, we determined and announced that we had decided to discontinue our subprime loan origination business, which included closing Funding America. As of December 31, 2006, Funding America had assets of $37,630, including $36,292 of loans held for resale of which loans with an unpaid principal balance (“UPB”) of $30,421 were pledged to secure collateralized borrowings of $28,082.

          As a result of an August 10, 2006 amendment to certain agreements that underlie one of our match funded financing facilities for servicing advances, we began including the assets and liabilities and results of operations of Ocwen Servicer Advance Receivables Funding Company Ltd. (“OSARC”) in our consolidated financial statements. OSARC, which is an exempted company formed under the laws of the Cayman Islands, is a special purpose entity, but it is not a QSPE under SFAS No. 140. As a result, we evaluated OSARC as a VIE and determined that we were the primary beneficiary. OSARC was formed to acquire servicing advances from OLS and to securitize these advances by issuing various classes of debt secured by the advances. Prior to the amendments, the transfers of the advances did not qualify for sales accounting treatment because we retained effective control of the advances. Consequently, we continued to report the advances in our consolidated financial statements as match funded assets and the related debt as secured borrowings with a pledge of assets (match funded liabilities). As a result, the consolidation of OSARC did not result in a material change to our consolidated financial statements. The holders of the debt issued by OSARC can look only to the assets of OSARC for satisfaction of the debt and have no recourse against OCN. As of December 31, 2006, OSARC had assets of $501,436, including $499,041 of advances that were pledged to secure the debt of $440,000 issued by OSARC.

          All material intercompany accounts and transactions have been eliminated. We report minority interests in our majority-owned subsidiaries as a separate item on our consolidated balance sheets and minority interest in our earnings, which is immaterial, is included in other income (expense), net, on our consolidated statements of operations.

Reclassification

          Certain amounts included in our 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

Cash

          Cash includes both interest-bearing and non-interest-bearing demand deposits with financial institutions.

Trading Securities

          We include in trading securities other highly liquid investments with original maturities of three months or less that we do not treat as cash equivalents.

          We currently account for our investment grade, residual and subordinate securities as trading securities at fair value, including securities issued in net margin resecuritizations of economic residuals that are not currently traded in a public market. We report changes in fair value in income in the period of the change. We determine fair value based on either third party dealer quotations, where available, or internal values determined using market based assumptions. Our internal valuations are determined using internally developed models. We estimate expected future cash flows from the underlying mortgage pools using assumptions regarding market conditions, including discount rates, prepayment speeds and expected losses, existing at each balance sheet date. Discount rates for the subordinate and residual securities range from 10% to 35% and are determined based upon an assessment of general market conditions. We project the prepayment and loss assumptions based on a comparison to actual historical performance curves.

          We recognize interest income on subordinate and residual securities through an “effective yield” method with changes in expected future cash flows reflected in the yield on a prospective basis. We adjust the prospective yield each time the expected future cash flows change or the actual cash flows differ from projections. We use the newly calculated yield in the accrual of interest income for subsequent reporting periods.

Investment in Certificates of Deposit

          Certificates of deposit in which we have invested are expected to be held to maturity and are reported at their adjusted cost basis. We acquired these certificates of deposit at a discount to face value. We accrete the discount to income over the remaining term of the certificate of deposit using the interest method.

Loans Held for Resale

          We classify loans that we do not intend to hold to maturity as loans held for resale, and we report them at the lower of cost or market value, which we compute on an aggregate basis. We account for the excess of cost over market value as a market valuation reserve with changes in the reserve included in gain (loss) on loans held for resale, net, in the period in which the change occurs. Loans for which we have entered into an agreement to sell to an investor at a set price are valued at the commitment price. For uncommitted performing loans, we estimate fair value based on quotes for similar loans. We base the fair value of uncommitted non-performing loans on estimated expected future cash flows discounted using a rate commensurate with the risks involved. We defer loan origination fees and direct loan origination costs until the loans are sold. These fees and costs are considered in the carrying value of the loans when determining a market valuation reserve.

          We accrue interest income as it is earned. We place loans on non-accrual status after any portion of principal or interest has been delinquent greater than 89 days or earlier if management deems the borrower to be unable to continue performance. When we place a loan on non-accrual status, we reverse interest accrued but not received. We return loans to accrual status only when we reinstate the loan and have no doubt regarding ultimate collectibility.

Mortgage Servicing Rights (“MSRs”)

          MSRs are an intangible asset representing the present value of the right to service a portfolio of loans. We acquire servicing rights from the owners of the mortgages or retain the rights in connection with the securitization of loans we used to own. We amortize the balance of MSRs in proportion to and over the period of estimated net servicing income. We determine estimated net servicing income using the estimated future balance of the underlying mortgage loan portfolio, which, absent new purchases, declines over time from prepayments and scheduled loan amortization. We adjust amortization prospectively in response to changes in estimated projections of future cash flows.  We estimate the fair value of our MSRs based on the results of our internal valuation. Our internal valuation calculates the present value of estimated future cash flows utilizing historical experience and market-based assumptions. The most significant assumption used in our internal valuation is the speed at which mortgages prepay. Other less significant assumptions used in our internal valuation are:

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

•	Cost of servicing	•	Discount rate
•	Delinquency experience	•	Interest rate used for computing the cost of servicing advances
•	Compensating interest expense	•	Interest rate used for computing float earnings

          The significant cash inflows considered in estimating future cash flows include servicing fees, late fees, prepayment penalties, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, compensating interest payments and the cost of making servicing advances. We derive prepayment speeds and delinquency assumptions from historical experience. We develop the discount rate internally, and our third-party valuation specialist provides market assumptions on which we base the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing. We perform an impairment analysis based on the difference between the carrying amount and estimated fair value after grouping our loans into the applicable strata based on the predominant risk characteristics of the underlying loans. The risk factors used to assign loans to strata include the credit score (FICO) of the borrower, the loan to value ratio, the type of asset (mortgage or non-mortgage) and the default risk. Our strata include:

•	Subprime	•	Re-performing
•	ALT A	•	Special servicing
•	High-loan-to-value	•	Other

          To the extent that the carrying value of the servicing assets exceeds their fair value by strata, we establish a valuation allowance, which we may adjust in the future as the value of the servicing assets increases or decreases. In determining the amount of impairment, we consider both our internal fair value and the fair value provided by our third-party valuation specialist.

Mortgage Servicing Fees and Advances

          We earn fees for servicing mortgage loans. We collect servicing fees, generally expressed as a percent of the UPB, from the borrowers’ payments. We also include late fees, prepayment penalties, float earnings and other ancillary fees in servicing income. We recognize servicing fees when the fees are collected. During any period in which the borrower is not making payments, certain servicing agreements require that we advance our own funds to meet contractual principal and interest remittance requirements for certain investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market foreclosed real estate properties on behalf of investors. We are entitled to recover advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. We record a charge to earnings to the extent that advances are uncollectible under provisions of the servicing contracts, taking into consideration historical loss and delinquency experience, length of delinquency and the amount of the advance. However, we are only obligated to advance funds to the extent that we believe the advances are recoverable. Advances are the first obligations to be satisfied when a securitization trust disburses the funds that it has collected.

Excess of Cost over Net Assets Acquired

          We report the excess of purchase price over net assets of acquired businesses (“goodwill”) at cost. We review the carrying value of goodwill at least annually for impairment.

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

Premises and Equipment

          We report premises and equipment at cost and, except for land, depreciate them over their estimated useful lives on the straight-line method as follows:

Buildings	39 years
Land improvements	39 years
Furniture and fixtures	5 years
Office equipment	5 years
Computer hardware and software	3 years
Leasehold improvements	Term of the lease not to exceed useful life.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

Assets Sold Under Agreements to Repurchase

          We periodically enter into sales of assets, such as securities and loans, under agreements to repurchase the same assets. We report repurchase agreements as collateralized financings and report the obligations to repurchase assets sold as a liability in Lines of credit and other secured borrowings in our consolidated balance sheet. We report all assets underlying repurchase agreements as assets in our consolidated balance sheet. Custodians hold the securities in safekeeping.

Litigation

          We monitor our legal matters, including advice from external legal counsel, and periodically perform assessments of these matters for potential loss accrual and disclosure. We determine the amount of the reserves required, if any, for these contingencies in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. We establish reserves for settlements, judgments on appeal and filed and/or threatened claims for which we believe it is probable that a loss has been or will be incurred and the amount can be reasonably estimated.

Derivative Financial Instruments

          We record all of our derivative instruments on the balance sheet at fair value. We record changes in the fair value of derivatives each period in income or other comprehensive income, depending on whether we designate a derivative as part of a hedge transaction and, if we so designate it, depending on the type of hedge transaction and the effectiveness of the hedge. For hedge transactions of net investments in foreign operations, we record the effective portions of the changes in fair value as a component of accumulated other comprehensive income in the same manner as translation adjustments. We reclassify the gains and losses reported in other comprehensive income to income upon sale or complete or substantially complete liquidation of the operations that produced the cumulative translation adjustment. For fair value hedges, where we hedge against the change in the fair value of a fixed-rate financial instrument that results from a change in interest rates, we record the changes in the fair value of the derivative financial instrument in other income (expense), net. We also record the changes in the fair value of the hedged item in a fair value hedge in other income (expense), net.

          We account for all other derivative instruments used for risk management purposes that do not meet the hedge accounting criteria at fair value with changes in fair value generally recorded in other income (expense), net. We recognize the ineffective portions of all hedges in our current period earnings and report them as a component of other income (expense), net.

Foreign Currency Translation

          Where the functional currency is not the U.S. dollar, we translate assets and liabilities of foreign entities into U.S. dollars at the current rate of exchange existing at the balance sheet date and revenues and expenses at average monthly rates. We include the resulting translation adjustments as a component of accumulated other comprehensive income in stockholders’ equity. Where the functional currency of a foreign entity is the U.S. dollar, re-measurement adjustments are included in the results of operations.

Income Taxes

          We file consolidated Federal income tax returns. We allocate consolidated income tax among the subsidiaries participating in the consolidated return as if each subsidiary that has one or more subsidiaries filed its own consolidated return and those with no subsidiaries filed separate returns.

          We account for income taxes using the asset and liability method, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Additionally, we adjust deferred taxes to reflect estimated tax rate changes. We conduct periodic evaluations to determine whether it is more likely than not that some or all of our deferred tax assets will not be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that we can implement if warranted. We provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized.

Basic and Diluted Earnings per Share

          We calculate basic earnings per share based upon the weighted average number of shares of common stock outstanding during the year. We calculate diluted earnings per share based upon the weighted average number of shares of common stock outstanding and all dilutive potential common shares outstanding during the year. The computation of diluted earnings per share includes the estimated impact of the exercise of the outstanding options to purchase common stock using the treasury stock method, which assumes that the proceeds from such issuance are used to repurchase common shares at fair value. If we incur a net loss for the period, we exclude common stock equivalents from the diluted calculation since the common stock equivalents would be antidilutive. Beginning in 2004 for the periods that the effect is dilutive, the computation of diluted earnings per share also includes the potential shares of converted common stock associated with our 3.25% Contingent Convertible Senior Unsecured Notes (“Convertible Notes”) using the if-converted method.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

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

Stock-Based Compensation

          As discussed in the “Current Accounting Pronouncements” section below, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, in December 2004, which supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and was effective January 1, 2006.

           Under SFAS No.123(R), we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Prior to adoption of SFAS No. 123(R), we accounted for our stock option plans based on the intrinsic value method set forth in APB Opinion No. 25 and related Interpretations. Under APB Opinion No. 25, we recognized compensation expense for stock options that were granted at an exercise price less than the price of our stock at the date of the grant. The following table presents net income, basic and diluted earnings per share as reported and pro forma net income and pro forma earnings per share for 2005 and 2004. We computed the pro forma amounts by assuming that compensation costs for our stock option plans were determined based on the fair value of the awards at the grant dates, consistent with the method described by SFAS No. 123.

	Years Ended December 31,

	2005	2004

Net income
Net income as reported	$15,065	$57,724
Add stock-based compensation expense included in reported net income, net of tax	562	823
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,193)	(2,668)

Pro forma net income	$14,434	$55,879

Basic EPS
As reported	$0.24	$0.88
Pro forma	$0.23	$0.85
Diluted EPS
As reported	$0.24	$0.82
Pro forma	$0.23	$0.80

          We estimated the fair value of our options granted during 2005 and 2004 using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004

Expected dividend yield	0.00%	0.00%
Expected stock price volatility	36.00%	43.00%
Risk-free interest rate	4.35%	3.61%
Expected life of options	5 years	5 years

The weighted average fair value of options granted for 2005 and 2004 determined using the Black-Scholes pricing model were $4.49 and $4.77, respectively.

Current Accounting Pronouncements

          SFAS No. 123(R), “Share-Based Payment” and Staff Accounting Bulletin No. 107 (SAB 107),”Share-Based Payment”. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period. The determination of compensation expense under SFAS 123(R) also includes the estimation of expected forfeitures, which we previously recognized as incurred. Prior to January 1, 2006, we followed the guidance of APB Opinion No. 25, which provided for accounting for share-based compensation using the intrinsic value method and recognizing compensation costs for such stock options to the extent that the exercise price was less than the price of the stock at the grant date.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

          Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), using the modified prospective method. Accordingly, results for prior periods have not been restated. Compensation and benefits expense for 2006 includes $1,120 ($715 after tax) related to stock options. As a result of adopting SFAS 123(R), incremental compensation expense related to stock options for 2006 was $568 ($362 after tax). See Note 20 for additional disclosures regarding share-based awards.

          SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” In February 2006, the FASB issued SFAS No. 155 as an amendment to SFAS No. 133 and SFAS No. 140. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The standard also: (a) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; (b) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (c) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (d) amends Statement 140 to eliminate the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No.155 on January 1, 2007 did not have a material impact on our consolidated financial statements.

          SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140.” The FASB issued SFAS No. 156 in March 2006 as an amendment to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and liabilities. Recognition of a servicing asset or liability is required each time an entity commits to service a financial asset through a servicing contract that: (a) represents a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) represents a transfer of the servicer’s financial assets to a QSPE in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, or (c) represents an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

          SFAS 156 also requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable, and allows an entity to chose from two subsequent measurement methods for each class of separately recognized servicing assets and liabilities. The two methods are: (a) the amortization method which amortizes servicing assets or liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assesses servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date, and (b) the fair value measurement method which measures servicing assets or liabilities at fair value each reporting date and reports changes in fair value in earnings in the period in which the changes occur.

          Upon adoption of SFAS No.156 on January 1, 2007, we elected to continue to account for our residential and commercial classes of servicing assets using the amortization method. See Note 9 for additional information on our MSRs.

          SFAS No. 157, “Fair Value Measurements.” SFAS No.157, which was issued in September 2006, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The statement requires disclosures about the fair value of assets and liabilities in all periods subsequent to initial recognition, including tabular disclosure of quantitative data in both annual and interim periods and a narrative discussion of valuation techniques used in all annual periods. SFAS No.157 is effective for fiscal years beginning  after November 15, 2007. We are currently assessing the impact that SFAS No.157 will have on our consolidated financial statements.

          SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans-an amendment of FASB Statement No. 87, 88, 106 and 132(R)”. SFAS No.158 was issued in September 2006 and is effective for years ending after December 15, 2006. SFAS No.158 requires sponsors of defined benefit plans to recognize the funded status of the plan – measured as the difference between plan assets at fair value and the benefit obligation – in its balance sheet. Upon adoption of SFAS No. 158, we recognized a liability of $267 for our unfunded pension plan obligation with a corresponding reduction of accumulated other comprehensive income ($168 net of tax). See Note 20 for additional information regarding our noncontributory defined benefit pension plan.

          SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The FASB issued SFAS No. 159 in February 2007. The statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. A business entity is required to report in earnings unrealized gains and losses on items for which it has elected the fair value option. The decision about whether to elect the fair value option is applied instrument by instrument, is irrevocable and is applied to an entire instrument only, not to specific risks, cash flows or portions of the instrument.

          The effective date for SFAS No. 159 is the first fiscal year that begins after November 15, 2007, although early adoption is permitted provided that the entity also elects to apply the provisions of SFAS No. 157. The choice to adopt early must be made within 120 days of the beginning of the fiscal year of adoption. We are currently evaluating the provisions of SFAS No. 159 and have not yet determined the extent to which we may elect the fair value option in our accounting and reporting for financial instruments.

          FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 was issued in June 2006 and clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position expected to be taken in a tax return, including determining whether a tax position, based on its technical merits, is more likely than not to be sustained upon examination, including any related appeals or litigation processes. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  We continue to evaluate our uncertain tax positions; however, we currently do not expect this interpretation will have a material impact on our financial position, results of operations or cash flows.

          SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). In September 2006, the Stock Exchange Commission (the “SEC”) issued SAB No. 108, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements from the prior year when evaluating misstatements in current year financial statements. SAB No. 108 requires that companies quantify misstatements using both a balance sheet and an income statement approach and to evaluate whether either approach results in quantifying an error that is material. If the effect of the initial application of SAB No. 108 is material, then companies are required to record the cumulative effect adjustment in opening retained earnings as of the year of application and disclose the nature and amount of each individual error being corrected. SAB No. 108 is effective for the first fiscal year ending after November 15, 2006. SAB No. 108 did not have a material impact on our consolidated financial statements.

NOTE 2 FAIR VALUE OF FINANCIAL INSTRUMENTS

          In different interest rate environments, fair value results can differ, especially for certain fixed-rate financial instruments and non-accrual assets. We base fair value estimates on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to us. The methodologies used and key assumptions made to estimate fair value, the estimated fair values determined and recorded carrying values follow:

Trading Securities

          We adjust our securities portfolio to fair value based on third party dealer quotations, where available, and internal values, subject to an internal review process. For those securities that do not have an available market quotation, we request market values and underlying assumptions from various securities dealers.

          At December 31, 2006, securities amounting to $65,242 were carried at their fair value as determined by using third party dealer quotations, where available, or valuations based on internally developed models. Because of the inherent uncertainty of valuations, estimated fair values may differ significantly from the values that would have been used had a ready and liquid market existed for the securities, and the differences could be material. This estimated fair value represents management’s best estimate of an amount that could ultimately be realized in an actual sale transaction but could be materially different from an amount that might be realized in an actual sale transaction.

Investment in Certificates of Deposit

           We determine the fair value of the certificate of deposit based on expected cash flows discounted using the current interest rate offered on similarly structured products.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

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

Receivables

          The carrying value of receivables approximates fair value because of the relatively short period of time between their origination and realization. We carry certain long-term receivables at a discounted value that we believe approximates fair value.

Borrowings

          We base the fair value of our debt securities on quoted market prices. The carrying value of obligations outstanding under lines of credit and repurchase agreements approximates fair value because these borrowings are either short-term or bear interest at a rate that is adjusted monthly based on a market index. With the exception of one fixed-rate note, the carrying value of our match funded liabilities also approximates fair value because they bear interest at a rate that is adjusted regularly based on a market index. We carry the fixed-rate match funded note at fair value as the result of a designated fair value hedging relationship we established through the use of interest rate swaps.

Servicer Liabilities

          The carrying value of servicer liabilities approximates fair value because of the short period of time the funds are held until they are deposited in collection accounts, paid directly to an investment trust or refunded to borrowers.

Derivative Financial Instruments

          We base the fair values of our derivative financial instruments on quoted market prices. The carrying amounts and the estimated fair values of our financial instruments are as follows at December 31:

	2006		2005

	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial assets:
Trading securities	$140,228	$140,228	$31,962	$31,962
Investment in certificates of deposit	72,733	69,415	—	—
Loans held for resale	99,064	99,064	624,671	624,671
Advances	324,137	324,137	219,716	219,716
Match funded advances	572,708	572,708	377,105	377,105
Receivables	69,314	69,314	68,266	68,266
Financial liabilities:
Match funded liabilities	$510,236	$510,236	$339,292	$339,292
Servicer liabilities	383,549	383,549	298,892	298,892
Lines of credit and other secured borrowings	324,520	324,520	626,448	626,448
Debt securities	150,329	191,166	154,329	151,028
Derivative financial instruments, net	$14	$14	$1,268	$1,268

NOTE 3 ACQUISITION

          On July 31, 2006, BMS Holdings, Inc. (“BMS Holdings”) completed the acquisition of all of the issued and outstanding shares of Bankruptcy Management Solutions, Inc. (“BMS”) from its stockholders and a warrant holder. OCN and Charlesbank Equity Fund VI, Limited Partnership and related funds (collectively, “Charlesbank”) formed BMS Holdings for the purpose of effecting the purchase of BMS, a leading provider of bankruptcy case management software solutions to Chapter 7 Bankruptcy Trustees. The total cost was approximately $444,000, with OCN and Charlesbank each contributing $45,894 in equity. BMS funded $345,000 of the investment through the issuance of first and second lien debt. Our investment in BMS Holdings represents an equity interest of 46%, which we account for using the equity method of accounting. This investment is included in other assets and our equity in its earnings of $637 is included in other income (expense), net. For segment reporting purposes, our investment and share of earnings are included in Corporate Items and Other.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

          BMS Holdings accounted for the acquisition as a purchase, and, accordingly, allocated the purchase price to the underlying tangible and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of the acquisition.

NOTE 4 TRADING SECURITIES

          Trading securities consisted of the following at December 31:

	2006	2005

Investment grade:
Commercial paper (maturing January 2, 2007)	$46,212	$—
Collateralized mortgage obligations	26,500	—
Other	2,274	1,685

	$74,986	$1,685

Subordinates and residuals:
Single family residential subordinates and residuals	$65,105	$27,748
Commercial subordinates	137	2,529

	$65,242	$30,277

          Gain (loss) on trading securities for the years ended December 31 was comprised of the following:

	2006	2005	2004

Unrealized losses	$(2,244)	$(5,460)	$(1,067)
Realized gains	4,250	5,473	530

	$2,006	$13	$(537)

          Our subordinate and residual securities at December 31, 2006, and 2005 include retained interests with a fair value of $15,837 and $1,429, respectively, from securitizations of loans. As of December 31, 2006, subordinate and residual securities with a fair value of $33,515 had been sold under agreements to repurchase.

          Through our investment in subordinate and residual securities, we support senior classes of securities. Principal from the underlying mortgage loans generally is allocated first to the senior classes, with the most senior class having a priority right to the cash flow from the mortgage loans until its payment requirements are satisfied. To the extent that there are defaults and unrecoverable losses on the underlying mortgage loans, resulting in reduced cash flows, the most subordinate security will be the first to bear this loss. Because subordinate and residual interests generally have no credit support, to the extent there are realized losses on the mortgage loans comprising the mortgage collateral for such debt securities, we may not recover our remaining investment. As disclosed in Note 18, we have entered into credit default swaps to hedge portions of our portfolio of residual and subordinate securities against the effect of credit defaults on the underlying mortgage loans.

NOTE 5 INVESTMENT IN CERTIFICATES OF DEPOSIT

          In November 2006, we acquired two principal-protected, zero coupon certificates of deposit with a face value of $150,000 from SunTrust Bank. These certificates of deposit do not pay interest, and we acquired them at a discount from the face value. We acquired these certificates of deposit, which mature in March and April 2021, for $72,424. The adjusted cost basis at December 31, 2006 was $72,733, net of an unaccreted discount of $77,267. We are accreting the discount on the certificates of deposit to income using the interest method. The effective yield to maturity on the certificates is 5.18%.

NOTE 6 LOANS HELD FOR RESALE

          Loans held for resale primarily represent subprime single family residential loans originated or acquired through our Residential Origination Services segment that we intend to sell or securitize. The carrying value of these loans amounted to $99,064 and $624,671 at December 31, 2006 and 2005, respectively. At December 31, 2006, we had entered into commitments to sell $11,652 of these loans. The balances at December 31, 2006 and 2005 are net of market valuation reserves of $13,794 and $7,659, respectively. Loans held for resale at December 31, 2006 and 2005 include non-performing loans with a carrying value of $55,714 and $10,857, respectively.

          As at December 31, 2006, the carrying value of loans held for resale which were pledged to obtain secured borrowings was $79,552.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

NOTE 7 ADVANCES

          During any period in which the borrower is not making payments, we are required under certain servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market real estate properties on behalf of investors. Advances consisted of the following at December 31:

	2006	2005

Residential Servicing:
Principal and interest	$149,362	$40,201
Taxes and insurance	76,944	98,331
Foreclosures and bankruptcy costs	49,031	63,584
Real estate servicing costs	25,724	4,580
Other	13,808	8,511

	314,869	215,207
Residential Origination Services	8,056	3,022
Corporate Items and Other	1,212	1,487

	$324,137	$219,716

          Advances are net of reserves of $260 and $570 at December 31, 2006 and 2005, respectively.

NOTE 8 MATCH FUNDED ADVANCES

          Match funded advances on residential loans serviced for others are comprised of the following at December 31:

	2006	2005

Principal and interest	$286,148	$174,252
Taxes and insurance	172,470	129,700
Other	114,090	73,153

	$572,708	$377,105

          Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to special purpose entities (“SPEs”) in exchange for cash. We made these transfers under the terms of two advance facility agreements, as amended.  Under one of the agreements, we retain effective control of the advances, and the transfers do not qualify for sales accounting treatment. Under the second agreement, the transfers qualify for sales accounting treatment, but the SPE to which the advances are transferred is not a “qualifying” SPE under SFAS No. 140. As a result, we include the SPE in our Consolidated Financial Statements. The match funded advances are owned by the SPEs and are not available to satisfy general claims of our creditors.

NOTE 9 MORTGAGE SERVICING RIGHTS

          The following table summarizes the activity in our MSRs for the years ended December 31:

	2006			2005	2004
	Residential	Commercial	Total	Residential	Residential

Balance at beginning of year	$148,663	$—	$148,663	$131,409	$166,495
Purchases	137,017	4,724	141,741	113,946	60,950
Retained from the securitization of loans	4,084	—	4,084	—	—
Amortization	(110,518)	(227)	(110,745)	(96,692)	(96,036)

Balance at end of year	$179,246	$4,497	$183,743	$148,663	$131,409

Fair value	$249,130	$9,707	$258,837	$183,755	$152,148
UPB of loans serviced	$52,834,028	$4,278,318	$57,112,347	$42,779,048	$34,524,491

          We service residential mortgage loans and real estate that we do not own under contractual servicing agreements. We purchase MSRs from the owners of the mortgages or retain them in connection with our securitization of loans. We also enter into subservicing agreements with other unaffiliated entities that own the servicing rights. Residential assets serviced consist almost entirely of mortgage loans, primarily subprime, but also include real estate. Assets serviced for others are excluded from our balance sheet. We similarly exclude from our balance sheet funds representing collections of principal and interest that we have received from borrowers that are escrowed with an unaffiliated bank. Those funds amounted to $719,726 and $716,904 at December 31, 2006 and 2005, respectively. An agreement between the various parties to a mortgage securitization transaction typically specifies the rights and obligations of servicing rights, which include guidelines and procedures for servicing the loans, including servicing, remittance and reporting requirements, among other provisions.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

          We estimate the fair value of our servicing rights by discounting future underlying loan cash flows. The more significant assumptions used in the December 31, 2006 valuation of our residential servicing rights include a discount rate of 18%, prepayment speeds ranging from 27% to 78% (depending on loan type), delinquency rates ranging from 4% to 18% (depending on loan type), an interest rate of one-month LIBOR plus 200 basis points for computing the cost of servicing advances and an interest rate equal to the Federal Funds Rate for computing float earnings.

          At December 31, 2006, the geographic distribution of the UPB of residential loans and real estate we serviced was as follows:

	Amount	Count

California	$12,309,265	63,709
Florida	5,328,105	46,762
New York	4,058,795	23,484
Texas	2,580,001	37,137
Illinois	2,289,874	21,178
Other (1)	26,267,988	281,395

	$52,834,028	473,665

(1)	Consisted of loans and properties in 45 other states, the District of Columbia and three U.S. territories, none of which aggregated over $1,834,405 in any one.

NOTE 10 RECEIVABLES

          Receivables consisted of the following at December 31:

	2006	2005

Accounts receivable by segment:
Residential Servicing (1)	$28,380	$23,291
Ocwen Recovery Group	318	864
Residential Origination Services	11,135	15,689
Corporate Items and Other (2)	20,443	19,505

	60,276	59,349
Security deposits	4,216	3,729
Accrued interest	621	3,172
Other	2,113	2,626

	$67,226	$68,876

(1)

The balances at December 31, 2006 and 2005 primarily include reimbursable expenses due from loan servicing investors and uncollected fees related to the servicing of loans and real estate. The total balance of receivables for this segment is net of reserves of $4,800 and $6,509 at December 31, 2006 and 2005, respectively.

(2)

The balances at December 31, 2006 and 2005 include receivables totaling $12,783 and $13,160, respectively, that primarily represent payments to be received in future years (through June 2014) of proceeds from the sales of investments in affordable housing properties. These affordable housing receivables are net of unaccreted discounts of $1,187 and $1,530 and reserves for doubtful accounts of $6,849 and $6,150 at December 31, 2006 and 2005, respectively.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

NOTE 11 PREMISES AND EQUIPMENT

          Our premises and equipment are summarized as follows at December 31:

	2006	2005

Computer hardware and software	$83,663	$77,675
Building	19,641	19,641
Leasehold improvements	6,988	6,586
Land and land improvements	4,049	4,049
Furniture and fixtures	9,545	9,300
Office equipment and other	5,710	5,150

	129,596	122,401
Less accumulated depreciation and amortization	(94,127)	(82,293)

	$35,469	$40,108

          Depreciation and other amortization expense amounted to $12,541, $12,770 and $12,312 for 2006, 2005 and 2004, respectively (of which $4,260, $3,660 and $2,925 related to computer software). Building represents our customer service and collection facility in Orlando, Florida, which we have used as collateral for a mortgage note.

NOTE 12 OTHER ASSETS

          Other assets consisted of the following at December 31:

	2006	2005

Investment in BMS Holdings (1)	$46,072	$—
Interest earning debt service accounts (2)	21,255	14,798
Real estate	8,564	4,062
Goodwill and intangibles, net (3)	7,053	7,053
Deferred debt related costs, net	7,003	7,505
Interest earning collateral deposits (4)	6,470	15,164
Prepaid expenses and other	5,217	4,608

	$101,634	$53,190

(1)	As disclosed in Note 3, we acquired a 46% equity interest in BMS Holdings on July 31, 2006.

(2)

The balances at December 31, 2006 and 2005 include amounts set aside from the proceeds of one of our match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest.

(3)

The balances at both December 31, 2006 and 2005 include $5,435 of goodwill and intangibles related to the acquisition of our German subsidiary, Bankhaus Oswald Kruber GmbH & Co. KG (“BOK”) on September 30, 2004.

(4)

The balances at December 31, 2006 and 2005 include a $5,000 cash collateral account required under an agreement we entered into in connection with debanking. The balance at December 31, 2005 also included $8,912 of deposits that were required in order to obtain surety bonds for affordable housing properties that we sold before the end of the fifteen-year tax credit amortization period and on which we have previously claimed tax credits on our income tax returns. The surety bond was required in order to avoid the recapture of those tax credits previously claimed. Our collateral requirements related to these bonds were reduced in 2006 and the deposits were returned to us.

NOTE 13 MATCH FUNDED LIABILITIES

          Match funded liabilities are obligations secured by the collateral underlying the related match funded assets and are repaid through the cash proceeds arising from those assets. As of December 31, 2006 and 2005, all of our match funded liabilities were secured by advances on residential loans serviced for others. We account for and report match funded liabilities as secured borrowings with pledges of collateral.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

			Unused Borrowing Capacity	Balance Outstanding

Borrowing Type	Interest Rate (1)	Maturity		2006	2005

Variable Funding Note Series 2004-1 (2)	Commercial paper rate + 50 basis points (3)	November 2012 (4)	$—	$100,000	$63,943
Term Note Series 2004-1(2)	1-Month LIBOR + 50 basis points	October 2013 (4)	—	100,000	100,000
Term Note Series 2005-1 (2)	1-Month LIBOR + 40 basis points	March 2014 (4)	—	75,000	75,000
Term Note Series 2006-1 (5)	5.335%	November 2015 (4)	—	164,498	—
Advance Receivable Backed Notes	1-Month LIBOR + 175 basis points (6)	January 2007 (6)	54,262	70,738	100,349

			$54,262	$510,236	$339,292

(1)	1-Month LIBOR was 5.32% and 4.39% at December 31, 2006 and 2005, respectively.
(2)

On November 17, 2004, we executed a servicing advance securitization under which we issued a $75,000 variable funding note and a $100,000 term note. On March 31, 2005, we executed an indenture supplement to the November 2004 securitization that increased the amount of the variable funding note from $75,000 to $100,000 and under which we issued a second term note in the amount of $75,000.

(3)

The interest rate for the variable funding note is determined using a commercial paper rate that is based on the borrowing costs of the lender plus a margin of 50 basis points. This rate approximates LIBOR plus 50 basis points.

(4)

This is the stated maturity date, which is the date on which all principal and interest is due and payable. These notes are repaid from collections of pledged advances during the amortization period established for each class of note. As a result, the notes may be paid in full before the stated maturity date, but they must be repaid in full by the stated maturity date.

(5)

On August 10, 2006, we executed an indenture supplement to the November 2004 securitization that included the issuance of a $165,000 term note at a fixed rate of interest. We carry this note on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established in December 2006 through the use of an interest rate swap. The fair value adjustment reduced the carrying value of the note by $502.

(6)

On January 26, 2007, we negotiated an extension of the maturity of this facility to January 2008. The extension agreement also reduced the interest rate for this facility to 1-month LIBOR plus 155 basis points and reduced the maximum borrowing under the facility from $125,000 to $90,000.

          At December 31, 2006 and 2005, match funded liabilities had a weighted average interest rate of 5.41% and 4.82%, respectively.

          Match funded liabilities contain various qualitative and quantitative covenants that, among other things, establish requirements for the monitoring and reporting of specified financial transactions and reporting on defined events affecting the collateral underlying the agreements. We are currently in compliance with these covenants.

NOTE 14 SERVICER LIABILITIES

          Servicer liabilities represent amounts we have collected, primarily from residential servicing borrowers, that will be deposited in custodial accounts (excluded from our balance sheet), paid directly to an investment trust or refunded to borrowers. The following table sets forth the principal components of servicer liabilities at December 31:

	2006	2005

Borrower payments due to custodial accounts	$308,842	$225,862
Escrow payments due to custodial accounts	1,854	22,573
Partial payments and other unapplied balances	72,853	50,457

	$383,549	$298,892

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

NOTE 15 LINES OF CREDIT AND OTHER SECURED BORROWINGS

Secured lines of credit from various unaffiliated financial institutions are as follows at December 31:

				Unused Borrowing Capacity	Balance Outstanding

Borrowings	Collateral	Interest Rate (1)	Maturity		2006	2005

Residential Servicing:
Senior secured credit agreement (2)	MSRs, advances, receivables and mortgage loans	1-Month LIBOR +150 or 225 basis points (2)	August 2007	$82,093	$217,907	$81,218

Residential Origination Services:
Repurchase agreement (3)	Loans held for resale	1-Month LIBOR + 75 basis points	March 2006	—	—	459,400
Repurchase agreement	Residual trading securities	1-Month LIBOR + 50 basis points	October 2007	8,622	16,378	—
Repurchase agreement (4)	Loans held for resale	1-Month LIBOR + 75 – 150 basis points	June 2007	59,309	15,691	—
Master loan and security agreement (5)	Loans held for resale	1-Month LIBOR + 55 or 355 – 1005 basis points	June 2007	58,808	16,192	71,169
Repurchase agreement (6)	Loans held for resale or real estate	1-Month LIBOR + 75 – 150 basis points	August 2007	93,220	41,780	—
Repurchase agreement (7)	Residual trading securities	1-Month LIBOR +125 basis points	April 2036	N/A	2,201	—

				219,959	92,242	530,569

Corporate Items & Other:
Mortgage note	Land and building in Orlando, Florida	5.62%	October 2014	—	14,371	14,661

				$302,052	$324,520	$626,448

(1)	1-Month LIBOR was 5.32% and 4.39% at December 31, 2006 and 2005, respectively.
(2)

The interest incurred on this facility is based on LIBOR plus 150 basis points or plus 225 basis points depending on the type of collateral pledged. During 2006, we negotiated amendments to the senior secured credit agreement to extend its maturity to August 2007 and increase the maximum borrowings from $140,000 to $300,000.

(3)	This agreement matured on March 31, 2006 and was not extended.
(4)	The interest rate on this agreement varies based on the type of loan sold. We entered into this agreement in June 2006.
(5)

We can borrow up to 100% of the principal balance of the mortgage loans or 98% of the market value of the loans whichever is lower. Borrowing up to 90% of the UPB of the loans or 88.2% of the market value of the loans bears interest at LIBOR plus 55 basis points. Borrowing above this level bears interest at LIBOR plus 355 to 1005 basis points, depending on the type of loan.

(6)	The interest rate on this agreement varies based on the type of asset sold. We entered into this agreement in August 2006.
(7)	This agreement has no stated credit limit. Lending is determined for each transaction based on the acceptability of the securities presented as collateral.

          Each of our lines of credit contains qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and restrictions on future indebtedness, as well as the monitoring and reporting of various specified transactions or events. We are currently in compliance with these covenants.

          The weighted average interest rates on our obligations outstanding under lines of credit and other secured borrowings at December 31, 2006 and 2005 were 6.90% and 5.29%, respectively.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

NOTE 16 DEBT SECURITIES

          Our debt securities consisted of the following at December 31:

	2006	2005

3.25% Convertible Notes due August 1, 2024	$96,900	$100,900
10.875% Capital Securities due August 1, 2027	53,429	53,429

	$150,329	$154,329

          Each of our debt securities contain qualitative and quantitative covenants that establish, among other things, the maintenance of specified net worth and restrictions on future indebtedness, as well as the monitoring and reporting of various specified transactions or events. We are currently in compliance with these covenants.

          Convertible Notes. In July 2004, OCN issued $175,000 aggregate principal amount of 3.25% Convertible Notes due 2024. The Convertible Notes are senior general unsecured obligations not guaranteed by any of our subsidiaries and bear interest at the rate of 3.25% per year. Interest is payable on February 1 and August 1 of each year beginning on February 1, 2005. The Convertible Notes will mature on August 1, 2024. During 2006, we repurchased $4,000 of our Convertible Notes in the open market resulting in a gain of $25, net of the write-off of unamortized issuance costs.

          In connection with our issuance of the Convertible Notes, we incurred certain costs that we capitalized and are amortizing over the period from the date of issuance to August 1, 2009, the first date at which holders may require us to repurchase their notes. The unamortized balance of these issuance costs amounted to $1,953 and $2,814 at December 31, 2006 and 2005, respectively, and is included in other assets. We filed with the SEC a registration statement covering resales by holders of the Convertible Notes and the common stock issuable upon conversion.

          Holders may convert all or a portion of their notes into shares of our common stock under the following circumstances: (1) at any time during any calendar quarter (and only during such calendar quarter) commencing after December 31, 2004, if the closing sale price of our common stock for at least 20 consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 125% of the conversion price per share of common stock on such last day; (2) subject to certain exceptions, during the five business day period after any five-consecutive-trading-day period in which the trading price per $1 principal amount of the notes for each day of the five-consecutive-trading-day period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1 principal amount of the notes; (3) if the notes have been called for redemption; or (4) upon the occurrence of specified corporate transactions.

          The conversion rate is 82.1693 shares of our common stock per $1 principal amount of the notes, subject to adjustment. Events that may cause the conversion rate to be adjusted primarily relate to cash dividends or other distributions to holders of our common stock. Upon conversion, we may at our option choose to deliver, in lieu of our common stock, cash or a combination of cash and common stock.

          Beginning August 1, 2009, we may redeem all or a portion of the notes for cash for a price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any.

          Holders may require us to repurchase all or a portion of their notes for cash on August 1, 2009, August 1, 2014, and August 1, 2019 or upon the occurrence of a “fundamental change” at a repurchase price equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. A “fundamental change” is a change of control or a termination of trading in our common stock.

          Capital Securities. In August 1997, Ocwen Capital Trust (“OCT”) issued $125,000 of 10.875% Capital Securities (the “Capital Securities”). OCT invested the proceeds from issuance of the Capital Securities in 10.875% Junior Subordinated Debentures issued by OCN. The Junior Subordinated Debentures, which represent the sole assets of OCT, will mature on August 1, 2027.

          Holders of the Capital Securities are entitled to receive cumulative cash distributions accruing from the date of original issuance and payable semiannually in arrears on February 1 and August 1 of each year, commencing on February 1, 1998, at an annual rate of 10.875% of the liquidation amount of $1,000 per Capital Security. OCN guarantees payment of distributions out of moneys held by OCT, and payments on liquidation of OCT or the redemption of Capital Securities, to the extent OCT has funds available. If OCN does not make principal or interest payments on the Junior Subordinated Debentures, OCT will not have sufficient funds to make distributions on the Capital Securities, in which event the guarantee shall not apply to such distributions until OCT has sufficient funds available therefore. Accumulated distributions payable on the Capital Securities amounted to $2,421 and $2,425 at December 31, 2006 and 2005, respectively, and are included in other liabilities.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

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

          For financial reporting purposes, we treat OCT as a subsidiary and, accordingly, the accounts of OCT are included in our consolidated financial statements. We consolidate OCT because we own all of the Common Securities that were issued by OCT and have repurchased 57% of the Capital Securities that were originally issued. We eliminate intercompany balances and transactions with OCT, including the balance of Junior Subordinated Debentures outstanding, in our consolidated financial statements.

          In connection with our issuance of the Capital Securities, we incurred certain costs that we capitalized and are amortizing over the term of the Capital Securities. The unamortized balance of these issuance costs amounted to $1,464 and $1,535 at December 31, 2006 and 2005, respectively, and is included in other assets.

NOTE 17 BASIC AND DILUTED EARNINGS PER SHARE

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

	2006	2005	2004

Basic EPS:
Net income	$206,510	$15,065	$57,724

Weighted average shares of common stock	62,871,613	62,912,768	65,811,697

Basic EPS	$3.28	$0.24	$0.88

Diluted EPS:
Net income	$206,510	$15,065	$57,724
Interest expense on Convertible Notes, net of income tax (1)	2,497	—	2,378

Adjusted net income	$209,007	$15,065	$60,102

Weighted average shares of common stock	62,871,613	62,912,768	65,811,697
Effect of dilutive elements:
Convertible Notes (1)	7,962,205	—	6,129,022
Stock options (2)	985,671	807,649	992,337
Common stock awards	44,822	165,022	264,199

Dilutive weighted average shares of common stock	71,864,311	63,885,439	73,197,255

Diluted EPS	$2.91	$0.24	$0.82

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

(1)

The effect of our Convertible Notes on diluted EPS is computed using the if-converted method. For 2004, the Convertible Notes are assumed to have been converted to common shares at the time the Convertible Notes were issued in July of that year. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, is added back to net income. Conversion of the Convertible Notes into shares of common stock has not been assumed for purposes of computing diluted EPS for 2005 because the effect would be anti-dilutive. The effect is anti-dilutive whenever interest expense on the Convertible Notes, net of income tax, per common share obtainable on conversion exceeds basic EPS.

(2)

Excludes an average of 869,413, 1,582,640 and 1,274,364 options that were anti-dilutive for 2006, 2005 and 2004, respectively, because their exercise price was greater than the average market price of our stock.

NOTE 18 DERIVATIVE FINANCIAL INSTRUMENTS

          Except for our interest rate swap agreements, our derivative contracts are exchange-traded. Holders of exchange-traded instruments look to the exchange for performance under these contracts and not to the holders of the offsetting futures contracts. Using exchange-traded instruments minimizes our exposure to risk from nonperformance under these contracts. We are exposed to credit loss in the event of nonperformance by the counterparty to the swap agreements, and we control this risk through credit monitoring procedures, including financial analysis, dollar limits and other monitoring procedures. The notional amount of our contracts does not represent our exposure to credit loss.

Foreign Currency Exchange Rate Risk Management

          Our exposure to foreign currency exchange rates exists primarily with the British Pound versus the U.S. Dollar. We entered into foreign currency futures contracts to hedge our net investment in a foreign subsidiary in the United Kingdom that holds residual securities backed by subprime residential loans originated in the UK (the “UK residuals”). Our policy is to adjust periodically the amount of foreign currency derivative contracts we have entered into in response to changes in our recorded investment as well as to changes in our assets denominated in a foreign currency. Our net exposures are subject to gain or loss if foreign currency exchange rates fluctuate. Currency futures are commitments to either purchase or sell foreign currency at a future date for a specified price. We have determined that the local currency of our investment in the UK residuals is the functional currency. We designated as a hedge the foreign currency derivative financial instrument related to our investment in the foreign subsidiary that owns the UK residuals. Accordingly, for this instrument, we include the gains or losses in the net change in unrealized foreign currency translation gain (loss) in accumulated other comprehensive income (loss). Net gains (losses) on foreign currency futures that we used to hedge our net investment in foreign subsidiaries and included in the net change in unrealized foreign currency translation gain (loss) amounted to $(2,744), $2,890 and $(3,238) for the years ended December 31, 2006, 2005 and 2004, respectively. The following table summarizes our use of British pound currency futures during 2006:

Notional Amounts (in U.S. Dollars)

Balance at December 31, 2005	$23,148
Additions	90,927
Maturities	(92,636)
Terminations	—

Balance at December 31, 2006	$21,439

Fair value at December 30, 2006	$103

Maturity	March 2007

Interest Rate and Credit Risk Management

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

          In connection with our Residential Origination Services business, we acquired certain mortgage loan portfolios and securitized them within a short period of time. We have used a combination of interest rate swaps and Eurodollar interest rate futures contracts to hedge the exposure to interest rate risk represented by our loans held for resale. Under the interest rate swap agreements, we paid a fixed rate and received a floating rate. We did not designate these Eurodollar interest rate futures contracts and interest rate swaps as hedges, and we recognize our gains and losses in earnings and report them as a component of other income (expense), net.

         We have entered into credit default swaps to hedge portions of our portfolio of residual and subordinate securities against the effect of credit defaults on the underlying mortgage loans. We pay a fee to enter into the swap and the counterparty agrees to compensate us in the event that credit events occur that reduce the value of the securities. These swaps reference an index that is based on a basket of securities in determining the effect of credit events.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

          In connection with our Residential Servicing business, we entered into additional interest rate swaps in order to hedge the float earnings that we earn on the borrower payments that we hold in custodial accounts against the effects of a declining interest rate environment. Under these swap agreements, we pay a fixed rate and receive a floating rate. We did not designate these swaps as hedges and therefore we recognize gains and losses in earnings and report them as a component of other income (expense).

          In connection with our financing of the servicing advances of our Residential Servicing business, we issued a $165,000 match funded term note with a 5.335% fixed rate of interest. In order to hedge our exposure to an increase in the fair value of the note due to declining interest rates, we entered into interest rate swaps under which we pay a floating rate and receive a fixed rate. We designated these swaps as a fair value hedge, and as a result, we report changes in the fair value of the swap agreements in earnings as a component of other income (expense). We also report the offsetting changes in the fair value of the $165,000 term note in earnings as a component of other income (expense).

          The following table summarizes our use of interest rate and credit risk management derivative financial instruments during 2006:

	Notional Amounts

	Short Eurodollar Interest Rate Futures	Interest Rate Swaps	Credit Default Swaps

Balance at December 31, 2005	$3,261,000	$—	$—
Additions	3,315,000	485,000	20,000
Maturities	(665,000)	—	—
Terminations	(5,532,000)	(70,000)	—

Balance at December 31, 2006	$379,000	$415,000	$20,000

Fair value at December 31, 2006	$163	$(1,174)	$922

Maturity	March 2007 to December 2011	October 2009 to October 2010	May 2046

          The net realized and unrealized gains included in earnings for these instruments were $786 and $85, respectively, for 2006 and $142 and $731, respectively, for 2005.

NOTE 19 INCOME TAXES

          The components of income tax expense (benefit) were as follows for the years ended December 31:

	2006	2005	2004

Current:
Federal	$24,604	$5,503	$(23,019)
State	2,987	448	241
Foreign	1,311	1,466	224

	28,902	7,417	(22,554)

Deferred:
Federal	847	866	25,742
State	(749)	(343)	—
Foreign	—	—	6
Reversal of valuation allowance on deferred tax assets	(155,377)	(2,125)	(35,518)

	(155,279)	(1,602)	(9,770)

Total	$(126,377)	$5,815	$(32,324)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

           Income tax expense (benefit) differs from the amounts computed by applying the U.S. Federal corporate income tax rate of 35% as follows for the years ended December 31:

	2006	2005	2004

Expected income tax expense (benefit) at statutory rate	$28,047	$7,308	$8,890
Differences between expected and actual expense (benefit)
Excess of cost over net assets acquired	(30)	(30)	(30)
Indefinite deferral on earnings of non-U.S. affiliates	(1,801)	(2,023)	(993)
State tax (after Federal tax benefit)	1,454	68	157
Low-income housing tax credits	(59)	(998)	(4,848)
Deferred tax asset valuation allowance expense (benefit)	(155,377)	(2,125)	(35,518)
Recapture of base year bad debt reserve	—	1,967	—
Foreign tax	1,311	1,466	230
Other	78	182	(212)

Actual income tax expense (benefit)	$(126,377)	$5,815	$(32,324)

          The net deferred tax asset was comprised of the following as of December 31:

	2006	2005

Deferred tax assets:
Tax residuals and deferred income on tax residuals	$3,837	$4,058
State taxes	9,434	8,685
Accrued incentive compensation	1,657	2,886
Accrued other liabilities	2,664	2,625
Valuation allowance on real estate owned	2,734	678
Bad debt and allowance for loan losses	5,402	4,022
Mortgage servicing rights amortization	87,013	66,187
Goodwill amortization	1,342	1,533
Foreign currency exchange	1,017	346
Capital loss carryforward	650	9,910
Net operating loss carryforward	25,890	27,900
Partnership losses and low-income housing tax credits	37,003	54,915
Deferred income	1,061	2,171
Other	756	1,872

	180,460	187,788

Deferred tax liabilities:
Deferred interest income on loans	75	75
Net unrealized gains and losses on securities	3,515	3,640

	3,590	3,715

	176,870	184,073
Valuation allowances	(650)	(163,802)

Net deferred tax asset	$176,220	$20,271

          We conduct periodic evaluations of positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized in future periods. Among the factors considered in this evaluation are estimates of future taxable income, the future reversal of temporary differences, tax character and the impact of tax planning strategies that can be implemented if warranted. As a result of this evaluation, we included in the tax provision decreases of $155,377, $2,125 and $35,518 to the valuation allowance for 2006, 2005 and 2004, respectively. Included in the overall reduction of valuation allowance for 2006 was $7,775 of expired capital loss carryforwards. Our determination that it was appropriate to reverse $155,377 was primarily based on the following:

•	Cumulative taxable earnings in recent periods;
•	Positive outlook for future taxable earnings;
•	The disposal of nearly all of our non-core assets.

          At December 31, 2006, the deferred tax asset valuation allowance of $650 related to capital loss carryforwards. The $35,518 reduction in the valuation allowance on the deferred tax asset in 2004 is principally a result of refund claims filed with the Internal Revenue Service that reduced our gross deferred tax asset and increased our income tax receivable balance by the same amount. These refund claims, which were collected in 2005, arose because of changes in the tax law that allowed us to carry back net operating losses from 2001 and 2002 to taxes paid in earlier years.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

          Before our acquisition of Ocwen Asset Investment Corporation (“OAC”), OAC was a REIT for federal tax purposes and filed a REIT federal income tax return through October 20, 1999. We have included OAC in our consolidated federal income tax return since October 21, 1999. OAC had, at October 6, 1999, approximately $131,567 of net unrealized built-in losses. Any such losses recognized within the five-year period beginning on October 7, 1999 (the “recognition period”) are treated as pre-change losses and, as such, are subject to an annual limit as to the amount, which may offset the taxable income of OCN and its subsidiaries (“the IRC section 382 limitation”). A net unrealized built-in loss is an amount by which the tax basis of the corporation’s assets at the time of the change in ownership exceeds the aggregate fair market value of those assets at that time. The IRC section 382 limitation is determined by multiplying the value of the stock of OAC by the federal long-term tax-exempt rate and amounts to approximately $5,700. If a deduction is denied for any recognized built-in loss in any post-change year, the loss is carried forward to subsequent years under rules similar to the standard loss carryforward rules. As a result of these limitations, we established a corresponding deferred tax asset valuation allowance at the acquisition date as part of purchase accounting in the amount of $38,873. At December 31, 2006, we had realized built-in losses of $75,831, which consists of net operating loss carryforwards of $73,973 and capital loss carryforwards of $1,858.

          Deferred tax assets, net of deferred fees, include tax residuals, which result from the ownership of Real Estate Mortgage Investment Conduits (“REMIC”). While a tax residual is anticipated to have little or no future cash flows from the REMIC from which it has been issued, the tax residual does bear the income tax liability and benefit resulting from the annual differences between the interest paid on the debt instruments issued by the REMIC and the interest received on the mortgage loans held by the REMIC. Typically, this difference generates taxable income to the Company in the first several years of the REMIC and equal amounts of tax losses thereafter, thus resulting in the deferred tax asset.

          At December 31, 2003, we had net operating loss carryforwards of $123,699 and capital loss carryforwards of $35,767. During 2004, we filed claims with the Internal Revenue Service to carryback these net operating losses and capital losses to prior years in which taxes were paid. At December 31, 2005, we had capital loss carryforwards of $4,242, which expire in 2009, and we had tax credit carryforwards of $51,233 related to our low-income housing tax credits, which expire in the years 2018 through 2025. At December 31, 2006, we had capital loss carryforwards of $1,858, which expire in 2007 and we had a tax credit carryforwards of $32,905 related to our low-income housing tax credits, which expire in the years 2018 through 2026.

          Prior to December 31, 1996, the Bank was permitted to deduct from taxable income an allowance for bad debts that was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2004, retained earnings included $5,700, for which no provision for income tax had been recorded. The base reserves were subject to recapture, if: (1) the Bank failed to qualify as a “bank” for federal income tax purposes, (2) certain distributions were made with respect to the stock of the Bank, (3) the bad debt reserves were used for any purpose other than to absorb bad debt losses or (4) there was a change in federal tax law. As a result of debanking, the Bank terminated its status as a federal savings bank. We, therefore, recorded a one-time provision of $1,967 in the second quarter of 2005 to recognize a deferred tax liability arising from the recapture of bad debt reserves.

NOTE 20 EMPLOYEE COMPENSATION AND BENEFIT PLANS

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

Retirement Plan

          We maintain a defined contribution 401(k) plan. We match 50% of each employee’s contributions, limited to 2% of the employee’s compensation. Our contributions to the 401(k) plan were $458, $515 and $469 for the years ended December 31, 2006, 2005 and 2004, respectively.

          In connection with our acquisition of Berkeley Federal Savings Bank in 1993, the Bank assumed the obligations under a noncontributory defined benefit pension plan (the “Plan”) covering substantially all employees upon their eligibility under the terms of the Plan. The Plan sustained a partial termination as of the date of acquisition and the effect was to fully vest all employees who terminated on a non-voluntary basis as a result of the acquisition. In 1993, the Plan was amended such that all benefit accruals ceased and no new participants were allowed entry into the Plan. Although we fully funded the Plan following the 1993 plan year, we have since been required to make periodic contributions to satisfy the minimum funding requirements. Our contributions to the Plan were $111, $37 and $65 for the years ended December 31, 2006, 2005 and 2004, respectively.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

Annual Incentive Plan

          The Ocwen Financial Corporation Amended 1998 Annual Incentive Plan (the “AIP”) is our primary incentive compensation plan for executives and other key employees. Under the terms of the AIP, participants can earn cash and equity-based awards as determined by the Compensation Committee. The awards are based on objective performance criteria established by the Committee, which includes corporate profitability, growth in our core businesses, meeting budget objectives and achieving cost savings through Six Sigma initiatives. Non-qualified stock options to purchase our common stock were issued as part of the AIP and granted pursuant to the Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan (the “Stock Option Plan”).

          The following table provides a summary of our stock option activity for the years ended December 31, 2006, 2005 and 2004, and stock options exercisable at the end of each of those years:

	2006		2005		2004

	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding at beginning of year	4,280,475	$8.25	4,331,848	$8.36	4,623,949	$8.10
Granted (1)	—	—	411,703	6.10	643,169	7.96
Exercised	(972,056)	7.84	(203,410)	4.56	(543,260)	4.47
Forfeited	(96,388)	6.82	(259,666)	9.51	(392,010)	10.08

Outstanding at end of year	3,212,031	8.42	4,280,475	8.25	4,331,848	8.36

Exercisable at end of year	2,447,199	9.00	3,084,098	8.99	2,805,555	9.60

(1)	We did not grant any options for the 2006 service year under the Stock Option Plan, which expired in 2006.

          The following table summarizes information about our stock options outstanding at December 31, 2006:

		Options Outstanding		Options Exercisable

Award Year	Exercise Price Range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price

2005	$6.10	370,903	$6.10	9 years	71,870	$6.10
2004	4.92 – 10.60	492,882	8.17	8 years	198,224	8.11
2003	6.18	286,242	6.18	6 years	179,652	6.18
2002	1.87 – 11.08	318,823	2.20	5 years	254,272	2.29
2001	5.79 – 12.55	729,981	8.75	5 years	729,981	8.75
2000	4.09	416,618	4.09	4 years	416,618	4.09
1999	6.25	108,721	6.25	2 years	108,721	6.25
1998	12.31	50,729	12.31	2 years	50,729	12.31
1997	20.35	437,132	20.35	1 year	437,132	20.35

		3,212,031			2,447,199

          Stock options awarded under the AIP prior to 1998 had a one-year vesting period. Stock options awarded for 1998 and 1999 vested ratably over a three-year period. Stock options awarded for 2000 and thereafter generally vest ratably over a five-year period, including the award year. The term of all options granted is ten years from the grant date, except in the case where employment terminates by reason of retirement, in which case the option will terminate no later than three years after such retirement or the end of the option term, whichever is earlier. Effective with our adoption of SFAS No. 123(R) on January 1, 2006, compensation expense related to options is measured based on the grant-date fair value of the options using the Black-Scholes option-pricing model. Prior to our adoption of SFAS No. 123(R), we treated the difference between the fair market value of our stock at the date of grant and the exercise price as compensation expense. Included in compensation expense for the years ended December 31, 2006, 2005 and 2004 was $1,120, $864 and $1,266, respectively, related to stock options. Cash received from the exercise of stock options during 2006 was $7,618. Financing cash inflows for that same year include $1,622 of tax benefits arising from related tax deductions that reduce the amount of income taxes that would otherwise be payable. The aggregate intrinsic value of stock options outstanding and options exercisable at December 31, 2006 was $23,890 and $16,783, respectively. The total intrinsic value of stock options exercised, which is defined as the amount by which the market value of the stock on the date of exercise exceeds the exercise price, was $6,371 for 2006. The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2006 was 4.58 years and 3.57 years, respectively. As of December 31, 2006, unrecognized compensation costs related to non-vested stock options amounted to $1,698, which will be recognized over a weighted-average remaining requisite service period of approximately 2.35 years.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

          In 2003, the AIP was amended to provide the Compensation Committee the option to award common stock in lieu of cash. These awards are granted at no cost to the employee and vest ratably over a three-year period including the award year. The shares are issued to the employee upon vesting. Because the shares have not been registered with the Securities and Exchange Commission, their transferability and sale by the employee are subject to restriction periods and other conditions. Shares granted for the years ended December 31, 2005 and 2004 were 123,368 and 115,074, respectively. We did not grant any shares for the 2006 service year. At December 31, 2006, a total of 103,812 shares were unvested. The fair value of the grant is recognized as compensation expense ratably over the vesting period. Included in compensation expense for the years ended December 31, 2006, 2005 and 2004 was $595, $920 and $1,476, respectively relating to these stock awards.

NOTE 21 STOCKHOLDERS’ EQUITY

          On May 9, 2000, we announced that our Board of Directors authorized the repurchase of up to 6,000,000 of our issued and outstanding shares of common stock. To date, we have repurchased 431,100 shares under this plan (all in 2004). We may still purchase a total of 5,568,900 shares under this plan. On May 16, 2003 we announced our initiation of a stock repurchase program to purchase 700,000 shares of our issued and outstanding common stock with the intent to utilize these repurchased shares as a portion of our annual incentive awards to employees for service in 2002. During 2004 and 2003, we repurchased 200,000 and 500,000 shares, respectively, and issued 203,088 and 236,461 shares, respectively, to employees. No shares remain to be purchased under this plan. We also repurchased 4,850,000 shares in 2004 with a portion of the proceeds from our issuance of the Convertible Notes in July. No shares remain to be purchased under this plan. On May 9, 2006, we purchased 1,000,000 shares from a corporation controlled by a member of OCN’s Board of Directors at a price of $11.00 per share.

          At OCN’s Annual Meeting on May 4, 2006, the shareholders approved a proposal to amend OCN’s Articles of Incorporation to effect a 1-for-10 reverse stock split, followed immediately by a 10-for-1 forward stock split (the “Reverse/Forward Split”). We completed the Reverse/Forward Split on May 12, 2006 (the “Effective Date”). As a result of the Reverse/Forward Split, accounts with less than ten shares of common stock were converted on the Effective Date into the right to receive a cash payment for each share held equal in value to the average official closing price of the common stock on The New York Stock Exchange over the ten trading days immediately preceding the Effective Date. A total of 1,259 shares have been retired to date at a cost of $11.29 per share. All shareholder accounts holding ten shares or more were unaffected, and the total number of shares held by such accounts did not change. The Reverse/Forward Split had an insignificant effect on EPS.

NOTE 22 REGULATORY REQUIREMENTS

          Effective June 30, 2005, the Bank terminated its status as a federal savings bank. Prior to returning its original thrift charter to the Office of Thrift Supervision (“OTS”), the Bank operated as a federal savings bank, and OCN was a registered savings and loan holding company. Our primary regulatory authority was the OTS.

          Pursuant to the conditions set forth in the OTS Approval, OCN entered into an agreement (the “Guaranty”) in favor of the OTS and any holders of claims with respect to liabilities assumed by OLS from the Bank (the “Assumed Liabilities”). Assumed Liabilities include all legal actions against the Bank. Assumed liabilities do not include the customer deposit and other liabilities that were assumed by Marathon National Bank of New York (“Marathon”) in connection with the Branch Purchase and Deposit Assumption agreement. The Guaranty contains affirmative covenants relating to the maintenance of a $5,000 cash collateral account, reporting requirements, transactions with affiliates, preservation of the existence of our subsidiaries and maintenance of not less than $35,000 of unencumbered financial assets. Pursuant to the Guaranty, we have also agreed to certain limits on the incurrence of debt, merger or sale transactions, disposition of assets and payment of dividends. As of December 31, 2006, we were in compliance with all of the covenants specified in the Guaranty.

          The Guaranty will remain in effect until the later of (a) the sixth anniversary of the date on which the Bank’s federal bank charter was cancelled or (b) the date on which we have paid in full (i) any obligations that arise out of the Assumed Liabilities with respect to which a claim has been asserted on or prior to the sixth anniversary of the date on which the Bank’s federal bank charter was cancelled and (ii) all other amounts payable by us under the Guaranty.

          BOK is licensed as a credit institution (Kreditinstitut) under the laws of the Federal Republic of Germany and is supervised and regulated in Germany by the German Federal Financial Supervisory Authority (Bundesanstalt für Finanzdienstleistungsaufsicht, or BaFin), the German Central Bank (Deutsche Bundesbank) and, in respect of minimum reserves on deposits, the European Central Bank. BOK, under its license, may engage not only in a number of traditional banking activities such as deposit and lending business, but also in investment banking, underwriting and securities trading transactions, both for its own account and for customers. BOK is currently not material to our operations.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

NOTE 23 SERVICING AND SUBSERVICING FEES

          The following table represents the components of servicing and subservicing fees for the years ended December 31:

	2006	2005	2004

Servicing fees	$217,189	$184,245	$187,555
Float earnings	48,292	31,665	16,562
Late charges	37,862	35,110	40,161
Prepayment and collection related fees	10,288	8,681	14,086
Other fees	27,018	33,868	29,737

	$340,649	$293,569	$288,101

NOTE 24 OTHER OPERATING EXPENSES

          Other operating expenses consist primarily of provisions for bad debts and charge-offs, employee travel related costs and bank charges. Other operating expenses for 2005 also included a charge of $7,238 to recognize the full impairment of our investment in Funding America.

NOTE 25 INTEREST INCOME

          The following table presents the components of interest income for each category of our interest-earning assets for the years ended December 31:

	2006	2005	2004

Interest earning cash and short-term cash investments	$2,499	$2,641	$3,380
Trading securities, at fair value:
Investment grade	3,662	3,638	1,271
Subordinates and residuals	17,022	13,839	16,314
Loans held for resale	24,671	4,642	6
Loans held for investment	180	114	1,670
Match funded loans	—	364	1,035

	$48,034	$25,238	$23,676

NOTE 26 INTEREST EXPENSE

          The following table presents the components of interest expense for each category of our interest-bearing liabilities for the years ended December 31:

	2006	2005	2004

Match funded liabilities	$23,061	$16,104	$4,923
Lines of credit and other secured borrowings	19,858	4,865	2,718
Debt securities:
Convertible Notes	3,913	6,555	2,972
Capital Securities	5,807	6,027	6,117
Deposits	948	3,710	13,634

	$53,587	$37,261	$30,364

NOTE 27 BUSINESS SEGMENT REPORTING

          A brief description of our business segments are as follows:

•

Residential Servicing. Through this business, we provide loan servicing including asset management and resolution services to owners of subprime residential mortgage and high loan-to-value loans for a fee. This segment also includes our residential loan servicing system product (REALServicing).

•

Ocwen Recovery Group. This business primarily conducts collection activities for owners of delinquent and charged-off receivables and for a portfolio of unsecured credit card receivables that we acquired during the period 1998 through 2000.

•

Residential Origination Services. This business, which now includes the results of our former Business Process Outsourcing segment, provides various loan origination services, including residential property valuation, mortgage due diligence, and title services, loan refinancing for Residential Servicing customers, and outsourcing services to third parties including mortgage underwriting, data entry, call center services and mortgage research. This segment also includes our subprime loan origination activities, Internet-based vendor management system product (REALTrans) and subprime residual trading securities. In 2007, we decided to close our subprime loan origination operation.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

          Corporate Items and Other. We report items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses in Corporate Items and Other. Our equity investment in BMS Holdings and the results of our former Commercial Servicing segment are both included in Corporate Items and Other. We have reclassified amounts included in our 2005 and 2004 segment information to conform to the 2006 presentation.

          We allocate interest income and expense to each business segment for funds raised or funding of investments made. We also allocate expenses generated by corporate support services to each business segment.

Financial information for our segments is as follows:

	Residential Servicing	Ocwen Recovery Group	Residential Origination Services	Corporate Items and Other	Business Segments Consolidated

At or for the year ended December 31, 2006
Revenue	$343,614	$7,666	$70,944	$9,495	$431,719
Operating expenses (1)	232,465	8,569	84,665	21,549	347,248
Other income (expense):
Interest income	488	—	39,423	8,123	48,034
Interest expense	(30,295)	—	(19,195)	(4,097)	(53,587)
Other	(855)	340	(605)	2,335	1,215

Other income (expense), net	(30,662)	340	19,623	6,361	(4,338)

Pre-tax income (loss)	$80,487	$(563)	$5,902	$(5,693)	$80,133

Total assets	$1,119,754	$360	$194,801	$694,828	$2,009,743

At or for the year ended December 31, 2005
Revenue	$279,626	$11,683	$66,031	$18,036	$375,376
Operating expenses (2)	236,517	12,715	76,662	23,175	349,069
Other income (expense):
Interest income	323	—	16,745	8,170	25,238
Interest expense	(21,752)	—	(6,768)	(8,741)	(37,261)
Other	(19)	348	(2,537)	8,804	6,596

Other income (expense), net	(21,448)	348	7,440	8,233	(5,427)

Pre-tax income (loss)	$21,661	$(684)	$(3,191)	$3,094	$20,880

Total assets	$783,560	$1,002	$680,624	$388,987	$1,854,173

At or for the year ended December 31, 2004
Revenue	$280,809	$13,646	$50,877	$14,554	$359,886
Operating expenses (3)	244,758	9,901	48,273	32,507	335,439
Other Income (expense):
Interest income	107	—	14,812	8,757	23,676
Interest expense	(19,745)	—	(901)	(9,718)	(30,364)
Other	226	171	(807)	8,051	7,641

Other income (expense), net	(19,412)	171	13,104	7,090	953

Pre-tax income (loss)	$16,639	$3,916	$15,708	$(10,863)	$25,400

Total assets	$687,233	$541	$51,850	$844,519	$1,584,143

(1)

Includes $110,518 of amortization of servicing rights (Residential Servicing), $10,530 of depreciation (Corporate Items and Other) and $5,570 of provision for bad debts and charge-offs (Residential Origination Services).

(2)

Includes $96,692 of amortization of servicing rights (Residential Servicing), $11,064 of depreciation (Corporate Items and Other), $4,598 of provision for bad debts (Residential Servicing) and $7,238 of impairment of our investment in Funding America.

(3)	Includes $96,036 of amortization of servicing rights (Residential Servicing) and $11,492 of depreciation (Corporate Items and Other).

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

NOTE 28 COMMITMENTS AND CONTINGENCIES

Litigation

          Under the terms of the Assignment and Assumption agreement, OLS has become the successor to the Bank with respect to all legal actions. Therefore, any references to the Bank in connection with the following legal matters pertain to OLS as successor.

          On April 13, 2004, the United States Judicial Panel on Multi-district Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs’ mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the “MDL Proceeding”). Currently, there are approximately 58 lawsuits against the Bank and/or OCN consolidated in the MDL Proceeding involving 74 mortgage loans that we currently or previously serviced. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. On May 19, 2006, plaintiffs filed an Amended Consolidated Class Action Complaint containing various claims under federal statutes, including the Real Estate Settlement Procedures Act and Fair Debt Collection Practices Act, federal bankruptcy laws, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees, property inspection fees and bankruptcy-related fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Amended Consolidated Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave of court to amend further the Consolidated Complaint or otherwise seeking damages should the matter proceed to trial. On April 25, 2005, the court entered an Opinion and Order granting the Bank partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees and other legitimate default or foreclosure related expenses. The court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs’ claims challenge the propriety of the above-mentioned fees. On May 16, 2006, after having denied defendants’ motions to dismiss various portions of the Consolidated Complaint on federal preemption and procedural grounds, as well as our motion to dismiss OCN from the case for lack of personal jurisdiction, the court granted our motion to take an interlocutory appeal on the federal preemption issue. On July 29, 2006, the United States Court of Appeals for the Seventh Circuit granted our request to hear our appeal on the federal preemption issue. The appeal on that issue is presently pending and oral argument is scheduled for March 28, 2007. We believe the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

          On June 2, 2006, settlements in principle were reached with the law firms representing plaintiff-borrowers in a number of filed and threatened cases challenging various loan servicing fees, primarily in the states of Alabama and Mississippi. None of these cases sought class certification, although 23 of them had been consolidated in the MDL Proceeding. Essentially, all of the settlements in principle have since been reduced to definitive settlement and release agreements separately entered into with each of the individual plaintiff-borrowers involved.

          On November 3, 2004, the trial judge in litigation brought by Cartel Asset Management, Inc. (“Cartel”) against OCN, the Bank and Ocwen Technology Xchange, Inc. (“OTX”), a subsidiary that has been dissolved, in federal court in Denver, Colorado entered final judgment in the amount of $520 against OTX and nominal damages of two dollars against the Bank. In the November 3, 2004 order, the judge reduced a prior jury verdict in the amount of $9,320 after trial on this matter involving allegations of misappropriation of trade secrets and contract-related claims brought by a former vendor. The litigation does not relate to our Residential Servicing business. Notwithstanding the nominal damage award against the Bank, it was assessed a statutory award to Cartel of attorneys’ fees in an additional amount of $170, and the Bank and OTX were further assessed costs in the amount of $9. Cartel and defendants are pursuing cross-appeals in the United States Court of Appeals for the Tenth Circuit. We intend to continue to vigorously defend this matter.

          On February 8, 2005, a jury in the Circuit Court for Palm Beach County, Florida returned verdicts of $1,000 and $1,056 in compensatory damages in favor of two former employees of the Bank in a lawsuit against OCN and the Bank. The jury rejected plaintiffs’ request for punitive damages. The plaintiffs brought claims under the Florida Civil Rights Act, the Florida Whistleblower Act and state tort law, arising out of an alleged invasion of privacy and related incidents allegedly committed by other former employees of the Bank in 1998 for which plaintiffs sought to hold the Ocwen defendants vicariously liable. We believe the verdicts, which were reduced to final judgments on May 20, 2005, as well as an additional award of $900 in plaintiffs’ attorneys’ fees, are against the weight of evidence and contrary to law. On February 21, 2007, the Florida Court of Appeals affirmed the judgments. On March 8, 2007, we filed a Motion for Rehearing in the Florida Court of Appeals. We intend to continue to vigorously defend this matter.

          On February 9, 2006, the County Court for Galveston County, Texas entered judgment in the amount of $1,830 against Ocwen and in favor of a plaintiff-borrower who defaulted on a mortgage loan that we serviced. The plaintiff claimed that Ocwen’s foreclosure on the loan violated the Texas Deceptive Trade Practices Act and other state statutes and common law. This judgment reduced a prior jury verdict of $11,500. We believe the judgment, comprised of $5 in actual damages, approximately $675 in emotional distress, statutory and other damages and interest, and $1,150 for attorneys’ fees, is against the weight of evidence and contrary to law. We intend to continue to vigorously defend this matter and have taken an appeal to the Texas Court of Appeals.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

          On September 13, 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc., (“ABFS”) brought an action against a number of defendants, including OLS, in Bankruptcy Court in Delaware. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by OLS of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. OLS has brought a separate action against the Trustee, in his representative capacity, seeking damages of approximately $2,500 arising out of the ABFS MSRs purchase transaction. OLS’ separate action against the Trustee was dismissed by agreement without prejudice with the right to replead such claims as counterclaims in the Trustee’s action or otherwise as a separate action should the Trustee’s action be dismissed. By opinion dated February 13, 2007, the Court granted OLS' motion to dismiss some claims but refused to dismiss others. The Court allowed the Trustee leave to file an Amended Complaint, which the Trustee filed on March 13, 2007. The Amended Complaint sets forth claims against all of the original defendants and as against OLS alleges turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. We believe that the Trustee’s allegations against OLS are without merit and intend to continue to vigorously defend against this matter.

          OCN is subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings will not have a material effect on our financial condition, results of operations or cash flows.

Tax matters

          On December 28, 2006, the Indian tax authorities issued an income tax assessment order (the “Order”) with respect to IT Enabled services performed for OCN by its wholly owned Indian subsidiary Ocwen Financial Solutions Private Limited (“OFSPL”). The Order relates to the assessment year 2004-05 and determined that the percent mark-up on operating costs with respect to the IT enabled and software development services that OFSPL received from OCN was insufficient. OFSPL, like other IT enabled and software services providers registered under India’s Software Technology Park program, is currently entitled under Section 10A of India’s Income -tax Act, 1961, to a 100 percent tax deduction on its income from the export of IT enabled and software development services. This deduction, which was offered as an initial incentive for companies to establish such operations in India, is not, however, available for any additional income resulting from a transfer pricing adjustment. The proposed adjustment would, therefore, impose upon OFSPL additional tax of $1,006 (INR 45,290) and interest of $332 (INR 14,922) for the Assessment Year 2004-05.  In accordance with standard Indian procedures, penalties may also be assessed in the future in connection with the assessment.

          OCN and OFSPL intend to vigorously contest the Order and the imposition of tax and interest and do not believe they have violated any statutory provision or rule. OFSPL has filed a domestic appeal with the India Commissioner of Income Tax (Appeals) in response to the Order and OCN is preparing a request for Competent Authority relief with the Internal Revenue Service. In January 2007, OFSPL received an additional notice from the India tax authorities regarding a transfer pricing review of the Assessment year 2005-06. Due to the uncertainties inherent in the Appeals and Competent Authority processes, OCN and OFSPL can not currently estimate any additional exposure beyond the amount detailed in the Order.  We can also not predict when this tax matter will be resolved.

Commitments and Other

          We lease certain of our premises and equipment under capital leases and non-cancelable operating leases with terms expiring through 2014, exclusive of renewal option periods. Our annual aggregate minimum rental commitments under these leases are summarized as follows:

	Capital	Operating

2007	$2,084	$4,131
2008	1,247	2,981
2009	358	2,086
2010	—	1,277
2011	—	1,083
Thereafter	—	883

Total minimum lease payments	3,689	$12,441

Amount representing interest	(263)

Present value of minimum lease payments	$3,426

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

          We converted rental commitments for our facilities outside the United States of America to U.S. dollars using exchange rates in effect at December 31, 2006. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $4,542, $3,928 and $2,725, respectively.

          At December 31, 2006, we had commitments of $60,050 to fund loans secured by mortgages on single family residential properties. We also have commitments to sell $11,652 of these loans, generally within 30 days of funding. The fair values of the derivatives represented by these commitments to lend and sell loans are immaterial.

          Under the terms of the sales agreements of certain of our affordable housing properties, we committed to fund cash deficits that may arise from the operations of those properties. The remaining term of these commitments ranges from two to five years and the maximum potential obligation was $2,905 as of December 31, 2006. Any cash deficits we fund are supported by a promissory note to be repaid to us from future cash flows of the property. In addition, we have provided to the purchasers of certain affordable housing properties guaranties against the possible recapture of future tax credits. We have never experienced a recapture of tax credits on any affordable housing properties in which we invested or sold. We have not recognized these guaranties as a liability because the probability of recapture is considered remote.

          During 2006, we sold loans to third parties under loan agreements that require us to repurchase loans that become nonperforming within a certain period after the date of the sale. The terms of these repurchase obligations vary from sale to sale and range from periods of thirty to ninety days. As of December 31, 2006, we recorded a reserve of $1,024 that we believe is sufficient to provide for estimated market value adjustments on loans that we may be obligated to repurchase.

NOTE 29 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Quarters Ended

	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006

Revenue	$113,984	$110,149	$105,136	$102,450
Operating expenses	90,392	85,128	84,414	87,314
Other income (expense)	(8,684)	1,352	(3,328)	6,322

Income before income taxes	14,908	26,373	17,394	21,458
Income tax expense (benefit) (1)	987	9,403	(141,692)	4,925

Net income	$13,921	$16,970	$159,086	$16,533

Earnings per share
Basic	$0.22	$0.27	$2.53	$0.26
Diluted	$0.20	$0.25	$2.23	$0.24

	Quarters Ended

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

Revenue	$94,962	$96,910	$92,015	$91,489
Operating expenses (2)	94,383	83,948	86,049	84,689
Other income (expense)	1,964	(2,735)	(793)	(3,863)

Income before income taxes	2,543	10,227	5,173	2,937
Income tax expense	718	2,282	2,265	550

Net income	$1,825	$7,945	$2,908	$2,387

Earnings per share
Basic	$0.03	$0.13	$0.05	$0.04
Diluted	$0.03	$0.12	$0.05	$0.04

(1)	The income tax benefit for the second quarter of 2006 primarily reflects the reversal of $145,211 of valuation allowances on our deferred tax assets. See Note 19 for additional information.
(2)	Operating expenses for the fourth quarter of 2005 includes a charge of $7,238 to recognize the full impairment of our investment in Funding America.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
DECEMBER 31, 2006, 2005 AND 2004
(Dollars in thousands, except share data)

NOTE 30 SUBSEQUENT EVENTS

Subprime Loan Originations

          On January 26, 2007, we announced management’s decision to close our start-up loan origination operation, which includes the operations of Funding America. Because we have decided to allow the operations to runoff rather than sell the business, the requirement of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” to disclose separately the results of operations as discontinued will not apply until the period during which the runoff operations cease. We made no provision in 2006 for the costs associated with exiting this business because we had not committed to a plan of disposal prior to December 31, 2006 and we had incurred no such costs.

          This operation, which engaged in the origination and subsequent sale or securitization of subprime loans, generated losses of $12,350 and $6,195 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, including the assets and liabilities of Funding America, the operation had assets of $44,682, which included loans held for resale of $42,727, and liabilities of $29,781. At December 31, 2006, loans held for resale with an UPB of $30,421 were pledged to secure collateralized borrowings of $28,082.

          We suspended the loan origination activities of the operation in January 2007, although we will be obligated to continue to fund new loans where we had already extended a commitment to lend. Our maximum obligation under these commitments was $42,217 at December 31, 2006. We have begun to sell, redeploy or otherwise dispose of the assets of the operation, including the remaining loans held for resale. Where we are obligated to continue making payments under long-term lease agreements for the four offices of Funding America, we are seeking to sublet the premises for the remaining terms of the leases.

BMS Debt Financing and Capital Distribution

          On February 14, 2007, we received a capital distribution from BMS Holdings of $45,894, which is equal to the amount that we initially invested in BMS Holdings in the third quarter of 2006. BMS Holdings funded this capital distribution through the issuance of $150,000 of Floating Rate Senior PIK Notes due 2012.

New Investment Venture (Unaudited)

          On March 9, 2007, we obtained definitive commitments from affiliates of Angelo, Gordon & Co., Metalmark Capital, LLC and other lead investors to form and capitalize a new business, Ocwen Structured Investments, LLC (“OSI”). OSI will invest in the lower tranches and residuals of residential mortgage-backed securities, related MSRs, ABX Index Protection and other similar assets. We have committed to invest up to $75,000 in OSI.