Form 10-Q
period 2007-03-31
OCWEN FINANCIAL CORP
filed 2007-05-09
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-13219

Ocwen Financial Corporation

(Exact name of registrant as specified in its charter)

Florida	65-0039856

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1661 Worthington Road, Suite 100, West Palm Beach, Florida 33409

(Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares of Common Stock, $0.01 par value, outstanding as of May 2, 2007: 62,305,743 shares.

OCWEN FINANCIAL CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31, 2007	December 31, 2006

Assets
Cash	$163,305	$236,581
Trading securities, at fair value
Investment grade	173,511	74,986
Subordinates and residuals	56,558	65,242
Investment in certificates of deposit	73,668	72,733
Loans held for resale, at lower of cost or market value	111,953	99,064
Advances	216,896	324,137
Match funded advances	574,318	572,708
Mortgage servicing rights	220,936	183,743
Receivables	65,247	67,311
Deferred tax assets, net	176,757	176,135
Premises and equipment, net	33,621	35,469
Other assets	84,573	101,634

Total assets	$1,951,343	$2,009,743

Liabilities and Stockholders’ Equity
Liabilities
Match funded liabilities	$509,467	$510,236
Servicer liabilities	247,553	383,549
Lines of credit and other secured borrowings	395,945	324,520
Debt securities	150,329	150,329
Other liabilities	76,108	81,340

Total liabilities	1,379,402	1,449,974

Minority interest in subsidiaries	1,957	1,790
Commitments and Contingencies (Note 12)
Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 63,191,842 and 63,184,867 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	632	632
Additional paid-in capital	187,696	186,660
Retained earnings	380,605	369,708
Accumulated other comprehensive income, net of taxes	1,051	979

Total stockholders’ equity	569,984	557,979

Total liabilities and stockholders’ equity	$1,951,343	$2,009,743

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	For the three months ended March 31,

	2007	2006

Revenue
Servicing and subservicing fees	$91,728	$80,084
Process management fees	19,923	19,312
Other revenues	3,377	3,054

Total revenue	115,028	102,450

Operating expenses
Compensation and benefits	20,507	25,701
Amortization of servicing rights	32,237	26,288
Servicing and origination	13,659	13,197
Technology and communications	4,780	6,639
Professional services	6,628	7,779
Occupancy and equipment	5,385	4,976
Other operating expenses	3,956	2,734

Total operating expenses	87,152	87,314

Income from operations	27,876	15,136

Other income (expense)
Interest income	10,161	18,113
Interest expense	(15,071)	(17,254)
Loss on trading securities	(4,471)	(374)
Gain (loss) on loans held for resale, net	(2,543)	2,215
Other, net	2,802	3,622

Other income (expense), net	(9,122)	6,322

Income before income taxes	18,754	21,458
Income tax expense	6,374	4,925

Net income	$12,380	$16,533

Earnings per share
Basic	$0.20	$0.26
Diluted	$0.18	$0.24
Weighted average common shares outstanding
Basic	63,186,262	63,247,835
Diluted	72,189,608	72,041,171

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the three months ended March 31,

	2007	2006

Net income	$12,380	$16,533
Other comprehensive income, net of taxes:
Change in unrealized foreign currency translation adjustment arising during the period (1)	72	364

Comprehensive income	$12,452	$16,897

(1)	Net of tax expense of $24 and $214 for the three months ended March 31, 2007 and 2006, respectively.

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Dollars in thousands)

					Accumulated Other Comprehensive Income (Loss), Net of Taxes

	Common Stock		Additional Paid-in Capital	Retained Earnings

	Shares	Amount				Total

Balance at December 31, 2006	63,184,867	$632	$186,660	$369,708	$979	$557,979
Cumulative effect of adoption of FIN 48	—	—	—	(1,483)	—	(1,483)
Net income	—	—	—	12,380	—	12,380
Exercise of common stock options	6,975	—	53	—	—	53
Employee compensation – Share-based awards	—	—	973	—	—	973
Director’s compensation – Common stock	—	—	10	—	—	10
Other comprehensive income, net of taxes	—	—	—	—	72	72

Balance at March 31, 2007	63,191,842	$632	$187,696	$380,605	$1,051	$569,984

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the three months ended March 31,

	2007	2006

Cash flows from operating activities
Net income	$12,380	$16,533
Adjustments to reconcile net income to net cash provided (used) by operating activities
Net cash used by trading activities	(94,076)	(26,211)
Net cash provided (used) by loans held for resale activities	(17,223)	267,179
Discount accretion on securities, net	(605)	(2,320)
Amortization of servicing rights	32,237	26,288
Depreciation and other amortization	1,970	3,477
Provision for bad debts and charge-offs	1,784	472
Loss on trading securities	4,471	374
Loss (gain) on loans held for resale, net	2,543	(2,215)
Excess tax benefits related to share-based awards	—	(331)
Decrease in advances and match funded advances	105,631	72
Decrease (increase) in deferred tax asset	(622)	214
Decrease (increase) in receivables and other assets, net	(26,803)	175
Decrease in servicer liabilities	(135,996)	(80,804)
Decrease in other liabilities, net	(5,443)	(257)
Other	52	681

Net cash provided (used) by operating activities	(119,700)	203,327

Cash flows from investing activities
Purchase of mortgage servicing rights	(69,430)	(21,879)
Return of investment in BMS Holdings	45,894	—
Proceeds from sales of real estate	627	—
Additions to premises and equipment	(664)	(1,358)
Other	41	249

Net cash used by investing activities	(23,532)	(22,988)

Cash flows from financing activities
Proceeds from (repayments of) lines of credit and other secured borrowings, net	71,425	(246,733)
Repayment of match funded liabilities, net	(1,522)	(16,535)
Repurchase of debt securities	—	(3,865)
Excess tax benefits related to share-based awards	—	331
Exercise of common stock options	53	665

Net cash provided (used) by financing activities	69,956	(266,137)

Net decrease in cash	(73,276)	(85,798)
Cash at beginning of period	236,581	269,611

Cash at end of period	$163,305	$183,813

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Dollars in thousands, except share data)

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

          Ocwen Financial Corporation (“OCN”) is a holding company, which, through its subsidiaries, is engaged in business activities related to residential and commercial mortgage servicing, consumer unsecured debt collections and loan processing services. At March 31, 2007, OCN owned all of the outstanding stock of its primary subsidiaries: Ocwen Loan Servicing, LLC (“OLS”), Investors Mortgage Insurance Holding Company and Ocwen Financial Solutions, Private Limited (“OFSPL”). OCN also owns 70% of Global Servicing Solutions, LLC with the remaining 30% minority interest held by ML IBK Positions, Inc. OCN holds a 46% equity interest in BMS Holdings, Inc. (“BMS Holdings”), which we account for using the equity method of accounting.

Basis of presentation

          The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (“SEC”) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2007. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

          The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly significant in the near or medium term relate to our determination of the valuation of securities, loans held for resale, servicing rights, intangibles and the deferred tax asset.

          Certain amounts included in our 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Principles of Consolidation

          We evaluate each special purpose entity (“SPE”) for classification as a “qualifying special purpose entity” (“QSPE”) as specified by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). Where we determine that an SPE is classified as a QSPE, it is excluded from our consolidated financial statements. Where we determine that an SPE is not classified as a QSPE, it is further evaluated for classification as a variable interest entity (“VIE”) as specified by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46(R)”). When an SPE meets the definition of a VIE, and OCN is identified as the primary beneficiary, it is included in our consolidated financial statements.

          As of March 31, 2007, we have consolidated five VIEs, of which two are material to our consolidated financial statements.

          Beginning December 28, 2005, we consolidated Funding America, LLC (“Funding America”) under FIN 46(R). During 2006, we increased our share of the voting interests of Funding America to the point that Funding America became a consolidated subsidiary rather than a consolidated VIE. In January 2007, we determined and announced that we had decided to discontinue our subprime loan origination business, which included closing Funding America. As of March 31, 2007, Funding America had assets of $50,115, including $48,907 of loans held for resale. Loans with an unpaid principal balance (“UPB”) of $25,369 were pledged to secure $22,368 in collateralized borrowings from third parties.

          As a result of an August 10, 2006 amendment to certain agreements that underlie one of our match funded financing facilities for servicing advances, we began including the assets and liabilities and results of operations of Ocwen Servicer Advance Receivables Funding Company Ltd. (“OSARFC”) in our consolidated financial statements as a VIE of which we are the primary beneficiary. The holders of the debt issued by OSARFC can look only to the assets of OSARFC for satisfaction of the debt and have no recourse against OCN. As of March 31, 2007, OSARFC had assets of $502,155, including $500,157 of advances that were pledged to secure the debt of $440,000 issued by OSARFC.

          All material intercompany accounts and transactions have been eliminated in consolidation. We report minority interests in our majority-owned subsidiaries as a separate item on our consolidated balance sheets. Minority interest in our earnings is included in other income (expense), net, on our consolidated statements of operations.

NOTE 2     CURRENT ACCOUNTING PRONOUNCEMENTS

          SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” The FASB issued SFAS No. 156 in March 2006 as an amendment to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and liabilities. Recognition of a servicing asset or liability is required each time an entity commits to service a financial asset through a servicing contract that: (a) represents a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) represents a transfer of the servicer’s financial assets to a QSPE in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, or (c) represents an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

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

          SFAS No. 157, “Fair Value Measurements.” SFAS No.157, which was issued in September 2006, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The statement requires disclosures about the fair value of assets and liabilities in all periods subsequent to initial recognition, including tabular disclosure of quantitative data in both annual and interim periods and a narrative discussion of valuation techniques used in all annual periods. SFAS No.157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS No.157 will have on our consolidated financial statements upon adoption on January 1, 2008.

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

          The effective date for SFAS No. 159 is the first fiscal year that begins after November 15, 2007. We are currently evaluating the provisions of SFAS No. 159 and have not yet determined the extent to which we may elect the fair value option in our accounting and reporting for financial instruments.

          FASB Interpretation No.48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 was issued in June 2006 and clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position expected to be taken in a tax return, including determining whether a tax position, based on its technical merits, is more likely than not to be sustained upon examination, including any related appeals or litigation processes. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

          We adopted FIN 48 effective January 1, 2007. We have decided to classify interest and penalties as a component of income tax expense. We recognized a $1,483 increase in liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007, we have total unrecognized tax benefits of approximately $1,483, all of which if recognized would affect the effective tax rate. In conjunction with the adoption of FIN 48, we recognized approximately $1,077 for the payment of interest and penalties which is included as a component of the total unrecognized benefit noted above.

          Our major jurisdiction tax years that remain subject to examination are our US federal tax return for the years ending December 31, 2003 through the present and our India corporate tax returns for the years ending March 31, 2003 through the present.

NOTE 3     TRADING SECURITIES

          Trading securities consisted of the following:

	March 31, 2007	December 31, 2006

Investment grade
Corporate Items and Other:
Commercial paper	$121,985	$46,212
Collateralized mortgage obligations	49,237	26,500
Other	2,289	2,274

	$173,511	$74,986

Subordinates and residuals
Residential Origination Services:
Single family residential	$56,054	$64,576
Corporate Items and Other:
Single family residential	445	529
Commercial	59	137

	$56,558	$65,242

               Gain (loss) on trading securities for the three months ended March 31 was comprised of the following:

	2007	2006

Unrealized losses	$(4,536)	$(374)
Realized gains	65	—

	$(4,471)	$(374)

          As of March 31, 2007, collateralized mortgage obligations with a fair value of $45,813 had been sold under agreements to repurchase.

NOTE 4     ADVANCES

          During any period in which the borrower is not making payments, we are required under most servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market real estate properties on behalf of investors. Advances consisted of the following:

	March 31, 2007	December 31, 2006

Residential Servicing:
Principal and interest	$55,043	$149,362
Taxes and insurance	65,650	76,944
Foreclosure and bankruptcy costs	53,322	49,031
Real estate servicing costs	22,441	25,724
Other	12,001	13,808

	208,457	314,869
Residential Origination Services	7,226	8,056
Corporate Items and Other	1,213	1,212

	$216,896	$324,137

          As the servicer, we are only obligated to advance funds to the extent that we believe the advances are recoverable. Residential servicing advances are the first obligations to be satisfied when a securitization trust disburses the funds that it has collected.

NOTE 5     MORTGAGE SERVICING RIGHTS

          The following table summarizes the activity in our mortgage servicing rights (“MSRs”) for the three months ended March 31, 2007:

	Residential	Commercial	Total

Balance at December 31, 2006	$179,246	$4,497	$183,743
Purchases	68,579	851	69,430
Amortization	(32,054)	(183)	(32,237)

Balance at March 31, 2007	$215,771	$5,165	$220,936

Estimated fair value:
March 31, 2007	$267,061	$5,604	$272,665
December 31, 2006	249,130	9,707	258,837
UPB of loans serviced:
March 31, 2007	$55,858,966	$4,927,005	$60,785,971
December 31, 2006	52,834,028	4,278,318	57,112,346

          We service residential mortgage loans and real estate that we do not own under contractual servicing agreements. We generally obtain MSRs by purchasing them from the owners of the mortgages. We also enter into subservicing agreements with unaffiliated entities that own the servicing rights. Residential assets serviced consist almost entirely of mortgage loans, primarily subprime, but also include real estate. Assets serviced for others are excluded from our balance sheet. Custodial accounts, which hold funds representing collections of principal and interest that we have received from borrowers, are escrowed with an unaffiliated bank and excluded from our balance sheet. Custodial accounts amounted to approximately $609,800 and $719,700 at March 31, 2007 and December 31, 2006, respectively.

NOTE 6     OTHER ASSETS

          Other assets consisted of the following:

	March 31, 2007	December 31, 2006

Interest earning debt service accounts (1)	$52,642	$21,255
Real estate	8,103	8,564
Goodwill and intangibles, net	7,053	7,053
Interest earning collateral deposits	6,528	6,470
Deferred debt related costs, net	6,223	7,003
Investment in BMS Holdings (2)	421	46,072
Prepaid expenses and other	3,603	5,217

	$84,573	$101,634

(1)

Under one of our advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment date specified in the indenture. The balance in this account includes these unapplied funds as well as certain amounts that have been set aside from the proceeds of both of our match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest.

(2)	During the first quarter of 2007, we received a return of our investment in BMS Holdings that was equal to our original investment of $45,894.

NOTE 7     SERVICER LIABILITIES

          Servicer liabilities represent amounts we have collected, primarily from residential servicing borrowers, that will be deposited in custodial accounts, paid directly to an investment trust or refunded to borrowers. The following sets forth the components of servicer liabilities:

	March 31, 2007	December 31, 2006

Borrower payments due to custodial accounts	$171,985	$308,842
Escrow payments due to custodial accounts	10,856	1,854
Partial payments and other unapplied balances	64,712	72,853

	$247,553	$383,549

NOTE 8     LINES OF CREDIT AND OTHER SECURED BORROWINGS

          Secured lines of credit from various unaffiliated financial institutions are as follows:

				Unused Borrowing Capacity	Balance Outstanding

Borrowings	Collateral	Interest Rate (1)	Maturity		March 31, 2007	December 31, 2006

Residential Servicing:
Senior secured credit agreement (2)	MSRs, advances, receivables and mortgage loans	1-Month LIBOR +150 – 225 basis points (2)	August 2007	$36,741	$263,259	$217,907

Residential Origination Services:
Repurchase agreement	Residual trading securities	1-Month LIBOR + 50 basis points	October 2007	14,447	10,553	16,378
Repurchase agreement (3)	Loans held for resale	1-Month LIBOR + 75 – 150 basis points	June 2007	45,563	29,437	15,691
Master loan and security agreement (4)	Loans held for resale	1-Month LIBOR + 55 or 355 – 1005 basis points	June 2007	65,677	9,323	16,192
Repurchase agreement (5)	Loans held for resale or real estate	1-Month LIBOR + 75 – 150 basis points	August 2007	116,244	18,756	41,780
Repurchase agreement (6)	Residual trading securities	1-Month LIBOR +125 basis points	April 2036	N/A	1,384	2,201

				241,931	69,453	92,242

Corporate Items & Other:
Senior secured credit agreement	Commercial MSRs and advances	Prime + 0 – 37.5 basis points	August 2007	3,488	6,044	—
Repurchase agreement (7)	Securities	5.32 – 5.47%(7)	April 2007(7)	N/A	42,896	—
Mortgage note	Land and building in Orlando, Florida	5.62%	October 2014	—	14,293	14,371

				3,488	63,233	14,371

				$282,160	$395,945	$324,520

(1)	1-Month LIBOR was 5.32% at both March 31, 2007 and December 31, 2006.
(2)

The interest incurred on this facility is based on LIBOR plus 150 basis points to 225 basis points depending on the type of collateral pledged. The interest rate on this facility may be reduced to as low as 1.50% to 2.25% to the extent that we have available balances on deposit with the lender.

(3)	The interest rate on this agreement varies based on the type of loan sold. We entered into this agreement in June 2006.
(4)

We can borrow up to 100% of the principal balance of the mortgage loans or 98% of the market value of the loans whichever is lower. Borrowing up to 90% of the UPB of the loans or 88.2% of the market value of the loans bears interest at LIBOR plus 55 basis points. Borrowing above this level bears interest at LIBOR plus 355 to 1005 basis points, depending on the type of loan.

(5)	The interest rate on this agreement varies based on the type of asset sold.
(6)	This agreement has no stated credit limit. Lending is determined for each transaction based on the acceptability of the securities presented as collateral.
(7)

Interest rates under this agreement are separately negotiated for each transaction. There is no stated credit limit or date of maturity. Lending is determined for each transaction based on the acceptability of the securities presented as collateral.

NOTE 9     BASIC AND DILUTED EARNINGS PER SHARE

          Basic EPS excludes common stock equivalents and is calculated by dividing net income by the weighted average number of common shares outstanding during the periods. We calculate diluted EPS by dividing net income, as adjusted to add back interest expense on the Convertible Notes, by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and the Convertible Notes.

          The following is a reconciliation of the calculation of basic EPS to diluted EPS for the three months ended March 31:

	2007	2006

Basic EPS:
Net income	$12,380	$16,533

Weighted average shares of common stock	63,186,262	63,247,835

Basic EPS	$0.20	$0.26

Diluted EPS:
Net income	$12,380	$16,533
Interest expense on Convertible Notes, net of income tax (1)	643	792

Adjusted net income	$13,023	$17,325

Weighted average shares of common stock	63,186,262	63,247,835
Effect of dilutive elements:
Convertible Notes (1)	7,962,205	7,962,205
Stock options (2)	988,943	775,358
Common stock awards	52,198	55,773

Dilutive weighted average shares of common stock	72,189,608	72,041,171

Diluted EPS	$0.18	$0.24

(1)

The effect of our Convertible Notes on diluted EPS is computed using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, are added back to net income.

(2)

Excludes an average of 437,132 and 1,085,903 of options that were anti-dilutive for the three months ended March 31, 2007 and 2006, respectively, because their exercise price was greater than the average market price of our stock.

NOTE 10     DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Risk Management

          Our primary exposure to foreign currency exchange rates relates to the British Pound versus the U.S. Dollar. Our operations in Canada, Germany, India and Taiwan also expose us to foreign currency exchange rate risk, but this risk is considered insignificant. We entered into foreign currency futures contracts to hedge our net investment in a subsidiary in the United Kingdom that holds residual securities backed by subprime residential loans originated in the UK (the “UK residuals”). We designated these derivatives as a foreign-currency hedge.

          The following table summarizes our use of British pound currency futures during the three months ended March 31, 2007:

Notional Amounts (in Dollars)

Balance at December 31, 2006	$21,439
Additions	20,169
Maturities	(20,459)
Terminations	(980)

Balance at March 31, 2007	$20,169

Fair value at March 31, 2007	$(394)

Maturity	June 2007

          Net gains (losses) on foreign currency futures that we used to hedge our net investment amounted to $(66) and $486 for the three months ended March 31, 2007 and 2006, respectively. These gains (losses) are included in the net change in unrealized foreign currency translation adjustment in accumulated other comprehensive income.

Interest Rate and Credit Risk Management

          We have used a combination of interest rate swaps and Eurodollar interest rate futures contracts to hedge the exposure to interest rate risk represented by our loans held for resale. We have entered into credit default swaps to hedge portions of our portfolio of residual and subordinate securities against the effect of credit defaults on the underlying mortgage loans. In the first quarter, due to changes in the prevailing market pricing, we sold one of our credit default short positions and offset the remaining short position with a long position of equal notional amount and similar economic characteristics. In connection with our Residential Servicing business, we entered into additional interest rate swaps in order to hedge the float earnings that we earn on the borrower payments that we hold in custodial accounts against the effects of a declining interest rate environment. Under these swap agreements, we receive a fixed rate and pay a floating rate. We did not designate any of these derivatives as hedges.

          In connection with our financing of the servicing advances of our Residential Servicing business, we issued a $165,000 match funded term note with a 5.335% fixed rate of interest. In order to hedge our exposure to an increase in the fair value of the note due to declining interest rates, we entered into interest rate swaps under which we pay a floating rate and receive a fixed rate. We designated these swaps as a fair value hedge.

          The following table summarizes our use of interest rate and credit risk management derivative financial instruments during the three months ended March 31, 2007:

	Notional Amounts

	Short Eurodollar Interest Rate Futures	Interest Rate Swaps	Credit Default Swaps

			Short	Long

Balance at December 31, 2006	$379,000	$415,000	$20,000	$—
Additions	208,000	—	—	10,000
Maturities	(36,000)	—	—	—
Terminations	(63,000)	—	(10,000)	—

Balance at March 31, 2007	$488,000	$415,000	$10,000	$10,000

Fair value at March 31, 2007	$11	$466	$2,989	$(3,333)

Maturity	June 2007 to December 2011	October 2009 to October 2010	May 2046	August 2037

          The net realized and unrealized gains included in earnings for these instruments were $3,010 and $1,647 for the three months ended March 31, 2007 and 2006, respectively.

NOTE 11     BUSINESS SEGMENT REPORTING

          A brief description of our business segments follows:

•

Residential Servicing. Through this business, we provide for a fee loan servicing, including asset management and resolution services, to owners of subprime residential mortgage and high loan-to-value loans.

•	Ocwen Recovery Group. This business primarily conducts collection activities for owners of delinquent and charged-off receivables.

•

Residential Origination Services. This business segment consists of three components: fee-based loan processing services, trading and investing activities and subprime loan originations. Fee-based loan processing, which includes the results of our former Business Process Outsourcing segment, provides various loan processing services, including residential property valuation services, mortgage due diligence and title services; loan refinancing for Residential Servicing customers; and outsourcing services to third parties, including mortgage underwriting, data entry, call center services and mortgage research. We also sell due diligence services on closed whole loans to Wall Street firms that actively purchase loans for their securitization programs. Our trading and investing activities include our investments in subprime residual mortgage backed trading securities, as well as the results of our whole loan purchase and securitization activities. In January 2007, we decided to close our subprime loan origination operation.

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

          Financial information for our segments is as follows:

	Residential Servicing	Ocwen Recovery Group	Residential Origination Services	Corporate Items and Other	Business Segments Consolidated

Results of Operations
For the three months ended March 31, 2007:
Revenue	$93,457	$1,787	$17,077	$2,707	$115,028
Operating expenses (1)	63,355	2,042	16,834	4,921	87,152

Income from operations	30,102	(255)	243	(2,214)	27,876

Other income (expense):
Interest income	177	—	7,083	2,901	10,161
Interest expense	(11,249)	(1)	(2,202)	(1,619)	(15,071)
Other	380	3	(4,868)	273	(4,212)

Other income (expense), net	(10,692)	2	13	1,555	(9,122)

Pre-tax income (loss)	$19,410	$(253)	$256	$(659)	$18,754

For the three months ended March 31, 2006:
Revenue	$79,909	$2,201	$17,330	$3,010	$102,450
Operating expenses (2)	55,629	2,633	23,485	5,567	87,314

Income from operations	24,280	(432)	(6,155)	(2,557)	15,136

Other income (expense):
Interest income	117	—	15,698	2,298	18,113
Interest expense	(6,562)	(12)	(10,092)	(588)	(17,254)
Other	1	94	5,592	(224)	5,463

Other income (expense), net	(6,444)	82	11,198	1,486	6,322

Pre-tax income (loss)	$17,836	$(350)	$5,043	$(1,071)	$21,458

Total Assets
March 31, 2007	$1,085,310	$482	$193,376	$672,175	$1,951,343
December 31, 2006	$1,119,754	$360	$194,801	$694,828	$2,009,743
March 31, 2006	$784,218	$1,541	$432,894	$335,936	$1,554,589

(1)

Includes $32,054 of amortization of servicing rights (Residential Servicing), $1,456 of depreciation (Corporate Items and Other) and $1,451 of provision for bad debts and charge-offs (Residential Origination Services).

(2)	Includes $26,288 of amortization of servicing rights (Residential Servicing) and $2,933 of depreciation (Corporate Items and Other).

NOTE 12     COMMITMENTS AND CONTINGENCIES

Litigation

          Effective June 30, 2005, Ocwen Federal Bank FSB (the “Bank”) voluntarily terminated its status as a federal savings bank. In connection with this process, we entered into an Assignment and Assumption Agreement, dated June 28, 2005, whereby OLS assumed all of the Bank’s remaining assets and liabilities, including contingent liabilities. Therefore, any references to the Bank in connection with the following legal matters pertain to OLS as successor-in-interest.

          On April 13, 2004, the United States Judicial Panel on Multi-district Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs’ mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the “MDL Proceeding”). Currently, there are approximately 45 lawsuits against the Bank and/or OCN consolidated in the MDL Proceeding involving 60 mortgage loans that we currently or previously serviced. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. On May 19, 2006, plaintiffs filed an Amended Consolidated Class Action Complaint containing various claims under federal statutes, including the Real Estate Settlement Procedures Act and Fair Debt Collection Practices Act, federal bankruptcy laws, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees, property inspection fees and bankruptcy-related fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Amended Consolidated Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave of court to amend further the Consolidated Complaint or otherwise seeking damages should the matter proceed to trial. On April 25, 2005, the court entered an Opinion and Order granting the Bank partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees and other legitimate default or foreclosure related expenses. The court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs’ claims challenge the propriety of the above-mentioned fees. On May 16, 2006, after having denied defendants’ motions to dismiss various portions of the Consolidated Complaint on federal preemption and procedural grounds, as well as our motion to dismiss OCN from the case for lack of personal jurisdiction, the court granted our motion to take an interlocutory appeal on the federal preemption issue. On July 29, 2006, the United States Court of Appeals for the Seventh Circuit granted our request to hear our appeal on the federal preemption issue. Briefing on the appeal is closed and oral arguments were heard on March 28, 2007. We believe the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

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

          On February 8, 2005, a jury in the Circuit Court for Palm Beach County, Florida returned verdicts of $1,000 and $1,056 in compensatory damages in favor of two former employees of the Bank in a lawsuit against OCN and the Bank. The jury rejected plaintiffs’ request for punitive damages. The plaintiffs brought claims under the Florida Civil Rights Act, the Florida Whistleblower Act and state tort law, arising out of an alleged invasion of privacy and related incidents allegedly committed by other former employees of the Bank in 1998 for which plaintiffs sought to hold the Ocwen defendants vicariously liable. We believe the verdicts, which were reduced to final judgments on May 20, 2005, as well as an additional award of $900 in plaintiffs’ attorneys’ fees, are against the weight of evidence and contrary to law. The Florida Court of Appeals affirmed the judgments on February 21, 2007 and denied our Motion for Rehearing on April 3, 2007. We are considering further appeal options and intend to continue to vigorously defend this matter.

          On February 9, 2006, the County Court for Galveston County, Texas entered judgment in the amount of $1,830 against OLS and in favor of a plaintiff-borrower who defaulted on a mortgage loan that we serviced. The plaintiff claimed that Ocwen’s foreclosure on the loan violated the Texas Deceptive Trade Practices Act and other state statutes and common law. This judgment reduced a prior jury verdict of $11,500. We believe the judgment, comprised of $5 in actual damages, approximately $675 in emotional distress, statutory and other damages and interest, and $1,150 for attorneys’ fees, is against the weight of evidence and contrary to law. We intend to continue to vigorously defend this matter and have taken an appeal to the Texas Court of Appeals.

          On September 13, 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc., (“ABFS”) brought an action against a number of defendants, including OLS, in Bankruptcy Court in Delaware. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by OLS of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. OLS has brought a separate action against the Trustee, in his representative capacity, seeking damages of approximately $2,500 arising out of the ABFS MSRs purchase transaction. OLS’ separate action against the Trustee was dismissed by agreement without prejudice with the right to replead such claims as counterclaims in the Trustee’s action or otherwise as a separate action should the Trustee’s action be dismissed. By opinion dated February 13, 2007, the Court granted OLS’ motion to dismiss some claims but refused to dismiss others. The Court allowed the Trustee leave to file an Amended Complaint, which the Trustee filed on March 13, 2007. The Amended Complaint sets forth claims against all of the original defendants and as against OLS alleges turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. We believe that the Trustee’s allegations against OLS are without merit and intend to continue to vigorously defend against this matter.

          OCN is subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings will not have a material effect on our financial condition, results of operations or cash flows.

Tax matters

          On December 28, 2006, the Indian tax authorities issued an income tax assessment order (the “Order”) with respect to IT Enabled services performed for OCN by its wholly owned Indian subsidiary Ocwen Financial Solutions Private Limited (“OFSPL”). The Order relates to the assessment year 2004-05 and determined that the percent mark-up on operating costs with respect to the IT enabled and software development services that OFSPL provided to OCN was insufficient. OFSPL, like other IT enabled and software services providers registered under India’s Software Technology Park program, is currently entitled under Section 10A of India’s Income-tax Act, 1961, to a 100 percent tax deduction on its income from the export of IT enabled and software development services. This deduction, which was offered as an initial incentive for companies to establish such operations in India, is not, however, available for any additional income resulting from a transfer pricing adjustment. The proposed adjustment would, therefore, impose upon OFSPL additional tax of $1,006 (INR 45,290) and interest of $332 (INR 14,922) for the Assessment Year 2004-05. In accordance with standard Indian procedures, penalties may also be assessed in the future in connection with the assessment.

          OCN and OFSPL intend to vigorously contest the Order and the imposition of tax and interest and do not believe they have violated any statutory provision or rule. OFSPL has filed a domestic appeal with the India Commissioner of Income Tax (Appeals) in response to the Order, and on March 16, 2007 OCN filed a request for Competent Authority Assistance with the Internal Revenue Service under the United States – India Income Tax Treaty.

          On March 29, 2007 OFSPL made a payment to the India Tax authorities with regard to the Order. The payment was a negotiated amount of approximately $327 (INR 14,445). The payment does not represent an admission of liability and does not prejudice any appeal or dispute resolution remedy available to OCN and OFSPL.

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

Commitments and Other

          At March 31, 2007, we had commitments of $11,555 to fund loans secured by mortgages on single family residential properties. We also have commitments to sell $9,542 of loans held for resale, generally within 30 days of funding. The fair values of the derivatives represented by these commitments to lend and sell loans are immaterial.

          Under the terms of the sales agreements of certain of our affordable housing properties, we committed to fund cash deficits that may arise from the operations of those properties. The remaining term of these commitments ranges from two to five years and the maximum potential obligation was $2,762 as of March 31, 2007. Any cash deficits we fund are supported by a promissory note to be repaid to us from future cash flows of the property. In addition, we have provided to the purchasers of certain affordable housing properties guaranties against the possible recapture of future tax credits. We have never experienced a recapture of tax credits on any affordable housing properties in which we invested or sold. We have not recognized these guaranties as a liability because the probability of recapture is considered remote.

          During 2006, we sold loans to third parties under loan agreements that require us to repurchase loans that become nonperforming within a certain period after the date of the sale. The terms of these repurchase obligations vary from sale to sale and range from periods of thirty to ninety days. As of December 31, 2006, we had recorded a reserve of $1,024 to provide for estimated market value adjustments on loans that we may have been obligated to repurchase. In the first quarter of 2007, we reversed a majority of the reserve because most of our representations and warranties had expired. We believe that the remaining reserve balance is adequate to provide for any potential adjustments on our remaining repurchase obligation.

NOTE 13     SUBSEQUENT EVENT

          On May 1, 2007, we purchased 1,000,000 shares of our common stock from two entities controlled by a member of OCN’s Board of Directors at a price of $14.52 per share.

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

RISK FACTORS AND CRITICAL ACCOUNTING POLICIES

Risk Factors

          We include a discussion of the principal risks and uncertainties that affect or could affect our business operations under Item 1A on pages 6 through 11 of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to this information during 2007.

Critical Accounting Policies

          Our ability to measure and report our operating results and financial position is heavily influenced by the need to estimate the impact or outcome of risks in the marketplace or other future events. Our critical accounting policies are those that relate to the estimation and measurement of these risks. Because they inherently involve significant judgments and uncertainties, an understanding of these policies is fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Our significant accounting policies are discussed in detail on pages 16 through 32 of Management’s Discussion and Analysis of Results of Operations and Financial Condition and in Note 1 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to this information during 2007.

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to the following:

•	projections as to expansion of our fee-based loan processing business and unsecured collections business;
•	plans for repurchases or redemption of our securities;
•	assumptions related to the sources of liquidity and the adequacy of financial resources;
•	estimates regarding our reserves and valuations; and
•	expectations as to the effect of resolution of pending legal proceedings on our financial condition.

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

          Further information on the risks specific to our business are detailed within this report and our other reports and filings with the Securities and Exchange Commission, including our periodic report on Form 10-K for the year ended December 31, 2006 and our Forms 8-K filed during 2007. The forward-looking statements speak only as of the date they are made and should not be relied upon. OCN undertakes no obligation to update or revise the forward-looking statements.

EXECUTIVE SUMMARY

Business

          We have been narrowing the focus of our operating segments to those activities that yield acceptable returns on capital. We have three primary business segments: Residential Servicing, Residential Origination Services and Ocwen Recovery Group.

          We continue to grow our Residential Servicing business, as evidenced by our 6% increase in UPB serviced at March 31, 2007 as compared to December 31, 2006. Average UPB for the first quarter of 2007 was 27% higher than average UPB for the first quarter of 2006. This segment generated $19,410 of pre-tax income for the first quarter of 2007, a 9% increase over the first quarter 2006 amount of $17,836. Our focus in 2007 will be on process management to improve upon our industry leading loss mitigation capabilities and to increase our efficiency.

          In Residential Origination Services, pre-tax income declined from $5,043 in the first quarter of 2006 to $256 in the first quarter of 2007. Our focus in this segment is on fee-based loan processing businesses, which generated $3,935 of pre-tax contribution in the first quarter of 2007 as compared to $2,260 in the first quarter of 2006. These businesses provide various loan processing services to clients involved in the mortgage origination, servicing, loan acquisition and securitization processes. These fee-based businesses have limited capital requirements. We believe that our success in this area will be dependent on our ability to provide quality and timely services at competitive prices. Our financial results in this segment also reflect our trading and investing activities and the impact of our subprime loan origination operation which, as previously announced, we are in the process of winding down. Pre-tax income for the first quarter of 2007 includes $2,702 of losses related to the subprime loan origination operation, compared to losses of $1,353 for the first quarter of 2006. In addition to winding down our subprime loan origination business, we have de-emphasized our trading and investing activities in this segment. We did not have any whole loan purchase or securitization transactions in the first quarter of 2007.

          Ocwen Recovery Group is our unsecured collections business. This segment generated a small pre-tax loss in the first quarter of 2007 as revenue was not sufficient to absorb fixed costs. During the past year, we have focused on optimizing our cost structure and improving unit margins, primarily by improving the productivity of our cost efficient global work force. As a result of this focus, we have seen a marked increase in our unit margins. We believe the key to our success in this segment will be our ability to generate sufficient top line revenue growth to leverage our fixed operating costs and take advantage of our strong unit margins. In this regard, we are pursuing growth opportunities both organically and via acquisition.

Strategic Initiatives

          Pending Acquisition. We are currently in the latter stages of negotiations to acquire by merger a large provider of receivables management services that specializes in consumer and government collections, subject to final due diligence and execution of definitive transaction documents.

          New Investment Venture. On March 9, 2007, we announced that we have obtained commitments to form and capitalize a new business, Ocwen Structured Investments, LLC (“OSI”). OSI will invest in mortgage servicing rights and the related lower tranches and residuals of residential mortgage-backed securities and hedge those assets with default protection. Ocwen will provide a dedicated team responsible for managing OSI’s portfolio under a management agreement and subservice the mortgage servicing rights that are acquired from time to time by OSI. We have committed to invest up to $75,000 in OSI.

BMS Capital Distribution

          On February 21, 2007, we received a $45,894 return of our investment in BMS Holdings. After receipt of this return of capital, we have recouped our initial investment in BMS Holdings while maintaining our 46% ownership interest.

First Quarter Results

          Our consolidated net income for the first quarter of 2007 was $12,380 or $0.18 per diluted share. This compares to net income of $16,533 or $0.24 per diluted share for the first quarter of 2006. Results for the first quarter of 2007 reflect higher revenues, flat operating expenses and a decline in other income. These results are summarized as follows:

•

Total revenue of $115,028 represents an increase of 12% over the first quarter of 2006, including a 15% increase in servicing and subservicing fees as a result of growth in the residential servicing portfolio and reduced run-off due to slower prepayment speeds.

•

Total operating expenses of $87,152 decreased slightly as compared to $87,314 for the first quarter of 2006 despite a $5,949 increase in amortization of servicing rights that was driven by the portfolio growth.

•	Income from operations of $27,875, an 84% increase over the $15,136 of operating income for the first quarter of 2006.
•	Other income (expense), net of $(9,122) as compared to $6,322 for the first quarter of 2006:
o

Charges to reduce loans held for resale to estimated market value were $3,335 compared to $889 for the first quarter of 2006, reflecting current conditions in the subprime mortgage market. Of the $3,335 of charges, $2,412 relate to our subprime loan origination operation. In January 2007, we determined and announced our decision to discontinue the subprime loan origination business.

	o	Unrealized losses on subordinate and residual securities amounted to $4,536 compared to $374 for the first quarter of 2006, also reflecting current conditions in the subprime mortgage market.

	o	Gains on credit default swaps related to subordinate and residual securities were $2,256 as compared to $0 for the first quarter of 2006.
	o	Transaction gains associated with loan sale and securitization activities were $0 compared to $4,369 for the first quarter of 2006.
	o	Net interest carry (interest income net of related financing costs) on loans held for resale of $1,691, a decline of $3,441 compared to the first quarter of 2006.
•

UPB of total residential loans and real estate serviced for others of $55,179,160 compared to $52,159,750 at December 31, 2006 and $42,154,037 at March 31, 2006, excluding real estate serviced pursuant to our contract with the Veterans Administration (“VA”).

•

Average total UPB of residential loans and real estate serviced for others of $53,825,163 compared to $42,272,136 for the first quarter of 2006, excluding real estate serviced pursuant to our contract with the VA.

•

UPB of non-performing residential loans and real estate serviced for others of $8,027,185 (14.5% of total) compared to $7,037,953 (13.5% of total) at December 31, 2006 and $4,949,969 (11.7% of total) at March 31, 2006, excluding real estate serviced pursuant to our contract with the VA. Higher subprime mortgage rates, slower housing price appreciation and other factors in the subprime origination market have resulted in an increase in delinquencies.

•	Prepayment speed (average CPR) of 26% compared to 30% for the first quarter of 2006.
•	Loans held for resale of $111,953 compared to $99,064 at December 31, 2006 and $364,924 at March 31, 2006

          We also strengthened our balance sheet and improved our liquidity position during the first quarter of 2007. Our ratio of equity to total assets increased to 29.2%, as compared to 27.8% at December 31, 2006. Our cash and investment grade securities totaled $336,816 at March 31, 2007, reflecting an increase of $25,249 from December 31, 2006. At March 31, 2007 our maximum borrowing capacity under match funded liabilities, lines of credit and other secured borrowings was $1,149,532, of which $302,943 was unused. Effective April 3, 2007 we increased the capacity of the variable funding note included in one of our match funded advance facilities from $100,000 to $200,000. Total capacity under this facility is now $540,000, and total capacity under our match funded advance financing facilities and lines of credit and other secured borrowings is $1,249,532.

SEGMENTS

          The following section provides a discussion of the changes in financial condition of our business segments during the three months ended March 31, 2007 and a discussion of pre-tax results of operations of our business segments for the three-month periods ended March 31, 2007 and 2006.

          The following table presents the assets and liabilities of each of our business segments at March 31, 2007:

	Residential Servicing	Ocwen Recovery Group	Residential Origination Services	Corporate Items and Other	Business Segments Consolidated

Assets
Cash	$—	$—	$1,182	$162,123	$163,305
Trading securities:
Investment grade	—	—	—	173,511	173,511
Subordinates and residuals	—	—	56,054	504	56,558
Investments in certificates of deposit	—	—	—	73,668	73,668
Loans held for resale	—	—	111,953	—	111,953
Advances	208,457	—	7,226	1,213	216,896
Match funded advances	574,318	—	—	—	574,318
Mortgage servicing rights	215,771	—	—	5,165	220,936
Receivables	30,486	457	8,274	26,030	65,247
Deferred tax asset, net	—	—	—	176,757	176,757
Premises and equipment	1,019	23	1,399	31,180	33,621
Other assets	55,259	2	7,288	22,024	84,573

Total assets	$1,085,310	$482	$193,376	$672,175	$1,951,343

Liabilities
Match funded liabilities	$509,467	$—	$—	$—	$509,467
Servicer liabilities	247,553	—	—	—	247,553
Lines of credit and other secured borrowings	263,259	—	69,453	63,233	395,945
Debt securities	—	—	—	150,329	150,329
Other liabilities	24,924	2,332	4,102	44,750	76,108

Total liabilities	$1,045,203	$2,332	$73,555	$258,312	$1,379,402

          The following table presents the pre-tax statements of operations for each of our business segments for the three months ended March 31, 2007:

	Residential Servicing	Ocwen Recovery Group	Residential Origination Services	Corporate Items and Other	Business Segments Consolidated

Revenue
Servicing and subservicing fees	$88,812	$1,787	$167	$962	$91,728
Process management fees	3,113	—	16,781	29	19,923
Other revenues	1,532	—	129	1,716	3,377

Total revenue	93,457	1,787	17,077	2,707	115,028

Operating expenses
Compensation and benefits	8,182	643	4,398	7,284	20,507
Amortization of servicing rights	32,054	—	—	183	32,237
Servicing and origination	7,336	102	6,220	1	13,659
Technology and communications	3,764	258	1,729	(971)	4,780
Professional services regulatory fees	3,026	71	178	3,353	6,628
Occupancy and equipment	3,190	164	721	1,310	5,385
Other operating expenses	5,803	804	3,588	(6,239)	3,956

Total operating expenses	63,355	2,042	16,834	4,921	87,152

Income from operations	30,102	(255)	243	(2,214)	27,876

Other income (expense)
Interest income	177	—	7,083	2,901	10,161
Interest expense	(11,249)	(1)	(2,202)	(1,619)	(15,071)
Loss on trading securities	—	—	(4,355)	(116)	(4,471)
Loss on loans held for resale, net	—	—	(2,543)	—	(2,543)
Other, net	380	3	2,030	389	2,802

Other income (expense), net	(10,692)	2	13	1,555	(9,122)

Pre tax income (loss)	$19,410	$(253)	$256	$(659)	$18,754

Residential Servicing

          The following table sets forth information regarding residential loans and real estate serviced for others:

	Loans (2)		Real Estate (4)		Total (1)(3)(5)

	Amount	Count	Amount	Count	Amount	Count

March 31, 2007:
Performing	$47,151,975	404,430	$—	—	$47,151,975`	404,430
Non-performing	7,014,054	61,024	1,692,937	15,960	8,706,991	76,984

	$54,166,029	465,454	$1,692,937	15,960	$55,858,966	481,414

December 31, 2006:
Performing	$45,121,797	400,288	$—	—	$45,121,797	400,288
Non-performing	6,232,877	58,321	1,479,354	15,056	7,712,231	73,377

	$51,354,674	458,609	$1,479,354	15,056	$52,834,028	473,665

March 31, 2006:
Performing	$37,204,067	316,716	$—	—	$37,204,067	316,716
Non-performing	4,483,835	46,994	1,167,561	13,830	5,651,396	60,824

	$41,687,902	363,710	$1,167,561	13,830	42,855,463	377,540

(1)

At March 31, 2007 we serviced 309,174 subprime loans and real estate with a UPB of $42,888,432 as compared to 309,222 subprime loans with a UPB of $40,092,000 at December 31, 2006. At March 31, 2006, we serviced 277,630 subprime loans with a UPB of $33,849,536. Subprime loans represent residential loans we service that were made to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac (nonconforming loans).

(2)

Performing loans include those that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans that are current or have been delinquent for less than 60 days under the terms of a forbearance plan. All other loans are considered to be non-performing.

(3)

We serviced under subservicing contracts 128,898 residential loans and real estate with a UPB of $12,325,969 as of March 31, 2007. This compares to 150,783 residential loans and real estate with a UPB of $14,522,707 at December 31, 2006 and 109,690 residential loans and real estate with a UPB of $10,541,890 at March 31, 2006.

(4)	Real estate includes $679,807 and $674,279 of foreclosed residential properties serviced for the VA at March 31, 2007 and December 31, 2006, respectively.
(5)	The average total UPB of residential loans and real estate serviced during the three months ended March 31, 2007 and 2006 was $54,429,046 and $42,973,265, respectively.

          The following table sets forth information regarding the changes in our portfolio of residential assets serviced for others during the three months ended March 31, 2007:

	Amount	Count

Servicing portfolio at December 31, 2006	$52,834,028	473,665
Additions	8,822,610	53,340
Less: Runoff	(5,797,672)	(45,591)

Servicing portfolio at March 31, 2007	$55,858,966	481,414

          Additions primarily represent servicing purchased from the owners of the mortgages and servicing obtained by entering into subservicing agreements with entities that own the servicing rights. Runoff includes principal repayments on loans, servicing transfers and other asset resolutions.

          In addition to acting as servicer and subservicer, we are the backup servicer for a large trust company on up to $30,000,000 of mortgage loans in the event that the trustee terminates the primary servicer. The agreement requires that we complete within 60 days the transfer of servicing from the terminated primary servicer, as long as the related servicing fee at the time of the related securitization was a commercially acceptable servicing fee. As backup servicer, we are entitled to all servicing compensation to which the terminated servicer would have been entitled. We are not required to fund the delinquency or servicer advance obligations or the compensating interest obligations on the loans that we accept.

Comparative selected balance sheet data is as follows:

	March 31, 2007	December 31, 2006

Total assets	$1,085,310	$1,119,754
Advances	208,457	314,869
Match funded advances	574,318	572,708
Mortgage servicing rights	215,771	179,246
Total liabilities	$1,045,203	$1,138,682
Match funded liabilities	509,467	510,236
Servicer liabilities	247,553	383,549
Lines of credit and other secured borrowings	263,259	217,907

          Advances. During any period in which the borrower is not making payments, we are required under certain servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market real estate properties on behalf of investors. We are entitled to recover advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. The $106,412 decline in advances on loans serviced for others during the three months ended March 31, 2007 primarily reflects a $94,319 decline in principal and interest advances, offset in part by increased advance requirements as a result of growth in the servicing portfolio and higher delinquencies. During the first quarter of 2007, we increased the efficiency of our advance line utilization to maximize the percentage of collections that were applied directly to advances rather than being remitted to custodial accounts. This increased efficiency resulted in reductions of both advances and borrower payments due to custodial accounts, a component of servicer liabilities. See Note 4 to the Interim Consolidated Financial Statements for additional details of the composition of advances.

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

          Mortgage Servicing Rights. The unamortized balance of MSRs is primarily related to subprime residential loans. MSRs increased by $36,525 during the first three months of 2007 as purchases of $68,579 exceeded amortization of $32,054. At March 31, 2007 we serviced loans under 501 servicing agreements for 43 investors. This compares to 487 servicing agreements for 43 investors at December 31, 2006. See Note 5 to the Interim Consolidated Financial Statements for additional information on mortgage servicing rights.

          Match Funded Liabilities. Match funded liabilities are obligations secured by the collateral underlying the related match funded advances and are repaid through the cash proceeds arising from those assets. We account for and report match funded liabilities as secured borrowings with pledges of collateral. As of March 31, 2007 and December 31, 2006, all of our match funded liabilities were secured by advances on loans serviced for others. Our maximum borrowing capacity under match funded facilities was $530,000 at March 31, 2007, as compared to $565,000 at December 31, 2006. This decline is the result of an amendment to our smaller facility in January 2007 that reduced our borrowing capacity under that facility from $125,000 to $90,000. On April 3, 2007, we negotiated an amendment to our larger facility that increased from $100,000 to $200,000 the maximum borrowing available through the variable funding note and increased our total borrowing capacity under our match funded facilities to $630,000.

          Servicer Liabilities. Servicer liabilities represent amounts we have collected, primarily from residential servicing borrowers, that will be deposited in custodial accounts, paid directly to an investment trust or refunded to borrowers. The balances at March 31, 2007 and December 31, 2006 consisted primarily of borrower payments due to custodial accounts. The $135,996 decrease in servicer liabilities during the three months ended March 31, 2007 was the result of a $136,859 decline in the amount of borrower payments due to custodial accounts. As disclosed above, during the first quarter of 2007, we increased the efficiency of our advance line utilization to maximize the percentage of collections that were applied directly to advances rather than being remitted to custodial accounts. This increased efficiency resulted in reductions of both advances and borrower payments due to custodial accounts, a componen t of servicer liabilities. See Note 7 to the Interim Consolidated Financial Statements for additional details of the principal components of servicer liabilities.

          Lines of Credit and Other Secured Borrowings. As of March 31, 2007, the maximum borrowing capacity under our senior secured credit agreement was $300,000. Borrowings under this agreement may be secured by MSRs, advances on loans serviced for others, receivables and mortgage loans. The $45,352 increase in the amount outstanding under this facility during the three months ended March 31, 2007 reflects an increase in our utilization of $160,000 of additional borrowing capacity that became available to us as a result of amendments to this agreement that we negotiated in August and November of 2006. See Note 8 to our Interim Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

Comparative selected operations data is as follows:

	For the three months ended March 31,

	2007	2006

Pre-tax income	$19,410	$17,836
Revenue:
Servicing and subservicing fees	$88,812	$75,980
Process management fees	3,113	2,068
Other	1,532	1,861

Total revenue	$93,457	$79,909

Operating expenses:
Compensation and benefits	$8,182	$7,845
Amortization of servicing rights	32,054	26,288
Servicing and origination	7,336	6,110
Technology and communications	3,764	4,976
Professional services	3,026	3,049
Occupancy and equipment	3,190	2,691
Other	5,803	4,670

Total operating expenses	$63,355	$55,629

Income from operations	$30,102	$24,280

Other income (expense):
Interest income	$177	$117
Interest expense	(11,249)	(6,562)
Other	380	1

Total other income (expense)	$(10,692)	$(6,444)

          Servicing and Subservicing Fees. The principal components of servicing and subservicing fees are provided in the table below:

	For the three months ended March 31,

	2007	2006

Servicing fees	$56,950	$48,232
Float earnings	10,738	8,816
Late charges	10,697	9,188
Prepayment and collection related fees	3,243	2,467
Other fees	7,184	7,277

	$88,812	$75,980

          The 18% increase in servicing fees in the first quarter of 2007 as compared to 2006 is primarily due to a 27% increase in the average balance of loans serviced, offset in part by the impact of rising delinquencies and lower fees associated with subservicing agreements. We collect servicing fees, generally expressed as a percent of the UPB, from the borrowers’ payments. We recognize servicing fees as revenue upon collection. Delinquencies affect the timing of servicing fee revenue recognition, but not the ultimate collection of servicing fees. Servicing fees generally have the same standing as advances in that they are satisfied before any interest or principal is paid by the securitization trust on the bonds. The increase in the average balance of loans serviced is the result of portfolio growth coupled with reduced run-off of the existing portfolio due to slower prepayment speeds. Mortgage prepayment speeds averaged 26% and 30%, respectively during the three months ended March 31, 2007 and 2006. The decline in mortgage prepayment speeds is largely due to rising subprime mortgage interest rates and a leveling off of the gains in housing values.

          Increases in short-term interest rates have had a positive impact on float earnings. Although average float balances have declined slightly in the first quarter of 2007 as compared to the first quarter of 2006, the average yield we earned on these funds increased. The decline in the average balance of these accounts reflects a decline in mortgage prepayment speeds offset in part by the growth in the servicing portfolio. The following table summarizes information regarding float earnings:

	For the three months ended March 31,

	2007	2006

Average float balances	$927,200	$930,100
Float earnings	$10,738	$8,816
Annualized yield	4.63%	3.79%

          The underlying servicing agreements restrict the investment of float balances to certain types of instruments. We are responsible for any losses incurred on the investment of these funds.

          Amortization of Servicing Rights. Amortization expense for the first quarter of 2007 increased by $5,766, as compared to the first quarter of 2006. This increase is due to an increase in our investment in MSRs, offset by a reduction in the rate of amortization that primarily resulted from slower mortgage prepayment speeds. Although the average balance of MSRs was 30% higher in the first quarter of 2007 than the first quarter of 2006, amortization expense increased by 22%.

          Interest Expense. The $4,687 increase in interest expense in the first quarter of 2007 reflects an increase in financing costs associated with our servicing advances and MSRs because of the growth in these assets, increased borrowing capacity and higher interest rates. Interest expense on match funded liabilities accounted for $3,141 of this increase, while interest expense on the line of credit increased by $1,642. The majority of our credit facilities bear interest at rates that are adjusted regularly based on the 1-Month LIBOR, which has increased from 4.83% at March 31, 2006 to 5.32% at March 31, 2007. Average 1-Month LIBOR rates for the first quarter of 2006 and 2007 were 4.61% and 5.32%, respectively.

Ocwen Recovery Group

Comparative selected operations data is as follows:

	For the three months ended March 31,

	2007	2006

Pre-tax loss	$(253)	$(350)
Revenue:
Servicing fees:
Third-party collections	$1,668	$1,933
Proprietary collections	119	268

Total revenue	$1,787	$2,201

Operating expenses	$2,042	$2,633
Income from operations	$(255)	$(432)

          The decline in third-party collections revenue for the three months ended March 31, 2007 as compared to the same period in 2006 primarily reflects lower volumes of business from credit card clients. Our focus during 2006 was mainly on cost reduction and enhancing the execution capabilities of our global workforce and not on growing revenue. Having achieved our cost reduction goals, our focus in 2007 is on revenue growth. The decrease in operating expenses in 2006 reflects our cost reduction efforts, including process improvements, technology enhancements, a greater utilization of lower cost resources in India and an overall reduction in employee headcount.

Residential Origination Services

Comparative selected balance sheet data is as follows:

	March 31, 2007	December 31, 2006

Total assets	$193,376	$194,801
Subordinate and residual trading securities	56,054	64,576
Loans held for resale	111,953	99,064
Total liabilities	$73,555	$97,706
Lines of credit and other secured borrowings	69,453	92,242

          Trading Securities. We acquired residual securities directly from third parties or retained them in connection with loan securitization transactions. The $8,522 decline in subordinate and residual securities during the first three months of 2007 is primarily due to the receipt of cash distributions and declines in fair value that reflect current conditions in the subprime mortgage market.

          Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. The weighted average remaining life of these securities was 3.96 years at March 31, 2007. The anticipated effective yield to maturity as of March 31, 2007 based on the purchase price, actual cash flows received to date and the current estimate of future cash flows under the assumptions used in valuing the securities was 25.82% as compared to 25.12% at December 31, 2006. Each quarter, we update the assumptions used to estimate future cash flows based on the actual results to date. The primary assumptions include prepayment speeds, loss rates and the discount rate. The mortgages that underlie the subordinate and residual securities amounted to $1,027,155 at March 31, 2007 and are secured by properties located in 47 states, one U.S territory and the UK. The largest aggregate value of mortgages in any one state or foreign country is $165,961 in Florida.

          Loans Held for Resale. Loans held for resale represent single-family residential loans originated or acquired by our Residential Origination Services segment that we intend to sell or securitize. Loans held for resale are carried at the lower of cost or market value and were comprised of the following at March 31, 2007:

•

Loans with a carrying value of $62,236, net of a market valuation reserve of $5,596, originated in connection with our subprime origination operation that we decided to close in January 2007. This compares to a carrying value of $42,727, net of market valuation reserves of $3,184, at December 31, 2006. The increase in carrying value during the first quarter of 2007 is primarily due to the origination of $15,297 of loans pursuant to commitments that existed at December 31, 2006 and the repurchases of $6,945 of loans that were sold in 2006, offset in part by an increase in market valuation reserves reflecting current conditions in the subprime mortgage market. There were no sales during the first quarter of 2007. As of March 31, 2007, we had no outstanding commitments to fund subprime loans, and we do not anticipate any additional significant loan repurchases related to our subprime origination operation. The carrying value at March 31, 2007 includes $10,484 of non-performing loans. Non-performing loans have been delinquent for 90 days or more.

•

Loans with a carrying value of $9,542 ($11,652 at December 31, 2006) originated in response to requests from Residential Servicing customers to refinance their mortgages. Only loans with sales commitments prior to closing are originated under this program. Of the loans outstanding at March 31, 2007,  all were sold in April 2007.

•

Loans with a carrying value of $40,175, net of a market valuation reserve of $10,898, acquired as a part of our whole loan purchase and securitization activities. This compares to loans with a carrying value of $44,685, net of market valuation reserves of $10,610, at December 31, 2006. The carrying value at March 31, 2007 includes $26,450 of non-performing loans. We had no whole loan purchase or securitization transactions during the first quarter of 2007.

          Lines of Credit and Other Secured Borrowings. Our borrowing under lines of credit and other secured borrowing consisted principally of amounts borrowed under repurchase agreements to fund the purchase or origination of loans held for resale and the purchase of residual trading securities. The decline in borrowing of $22,789 during the first quarter of 2007 was primarily due to increased collateral requirements reflecting current conditions in the subprime mortgage market. See Note 8 to the Interim Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

Comparative selected operations data is as follows:

	For the three months ended March 31,

	2007	2006

Pre-tax income	$256	$5,043
Revenue:
Process management fees	$16,781	17,211
Other	296	119

Total revenue	$17,077	$17,330

Operating expenses:
Compensation and benefits	$4,398	$8,487
Servicing and origination	6,220	6,954
Technology and communications	1,729	2,465
Professional services	178	2,333
Occupancy and equipment	721	748
Other	3,588	2,498

Total operating expenses	$16,834	$23,485

Income from operations	$243	$(6,155)

Other income (expense):
Interest income:
Subordinate and residual trading securities	$3,997	$2,789
Loans held for resale	3,070	12,794
Other	16	115

Total interest income	7,083	15,698
Interest expense	(2,202)	(10,092)
Gain (loss) on trading securities	(4,355)	135
Gain (loss) on loans held for resale, net	(2,543)	2,215
Other, net	2,030	3,242

Total other income (expense)	$13	$11,198

          Operating Expenses. The decline in operating expenses in the first quarter of 2007 reflects the impact of our decision to close our subprime loan origination operation. Also, operating expenses in the first quarter of 2006 included underwriting fees and other direct costs incurred in connection with a loan securitization transaction.

          Interest Income. The $9,724 or 76% decline in interest income on loans held for resale in the first quarter of 2007 as compared to the first quarter of 2006 is largely due to a 73% decrease in the average balance of loans held for resale, primarily as a result of loan sales and securitizations during 2006 and the winding down of our subprime loan origination operation beginning in January 2007.

          Interest Expense. The decrease in interest expense in the first quarter of 2007 as compared to the first quarter of 2006 reflects reduced funding requirements as a result of the decline in the average balance of loans held for resale, offset in part by higher interest rates. The majority of our credit facilities bear interest at rates that adjust regularly based on the 1-Month LIBOR, the average of which rose from 4.61% in the first quarter of 2006 to 5.32% in the first quarter of 2007.

          Gain (Loss) on Trading Securities. The $4,355 of losses on trading securities in the first quarter of 2007 is due to $4,420 of unrealized losses to record subordinates and residuals at fair value. As discussed in Note 10 to the Interim Consolidated Financial Statements, we entered into credit default swaps to hedge portions of our portfolio of residual and subordinate securities against the effect of credit defaults on the underlying mortgage loans. During the first quarter of 2007, we recorded $2,256 of net gains on our credit default swaps. These gains are included in Other, net. We also earn interest income on subordinates and residuals that amounted to $3,997 in the first quarter of 2007.

          Gain (Loss) on Loans Held for Resale, Net. The components of gain (loss) on loans held for resale, net, are:

	For the three months ended March 31,

	2007	2006

Gain on sales and securitizations	$792	$3,104
Valuation losses	(3,335)	(889)

	$(2,543)	$2,215

          A gain of $3,104 was recognized in the first quarter of 2006 on the securitization of loans with a carrying value of $428,168 that we had acquired during the fourth quarter of 2005. In the first quarter of 2007, the gain on sales and securitizations consists principally of the reversal of the majority of a reserve that we established in 2006 to provide for estimated market value adjustments on loans that we may have been obligated to repurchase. Valuation losses represent charges that we recorded to reduce loans held for resale to market value.

          Other, Net. Other income for the first quarter of 2007 and 2006 includes $2,123 and $1,647, respectively, of net realized and unrealized gains related to Eurodollar interest rate futures contracts, interest rate swap agreements and credit default swap agreements. See Note 10 to the Interim Consolidated Financial Statements for additional information regarding our use of derivative financial instruments.

Corporate Items and Other

Comparative selected balance sheet data is as follows:

	March 31, 2007	December 31, 2006

Total assets	$672,175	$694,828
Trading securities	174,015	75,652
Investment in certificates of deposit	73,668	72,733
Deferred tax assets, net	176,757	176,135
Premises and equipment, net	31,180	32,943
Other assets	22,024	69,395
Total liabilities	$258,312	$211,432
Lines of credit and other secured borrowings	63,233	14,371
Debt securities	150,329	150,329
Other liabilities	44,750	46,732

          Trading Securities. The $98,363 increase in trading securities during the first quarter of 2007 is primarily due to a $75,773 increase in commercial paper and a $22,737 increase in collateralized mortgage obligations. Our investment in commercial paper, which totaled $121,985 at March 31, 2007, matured on April 2, 2007.

          Other Assets. The $47,371 decline in other assets during the first quarter of 2007 is primarily due to the return in February 2007 of our $45,894 initial investment in BMS Holdings. We recorded this distribution as a reduction of our investment.

          Lines of Credit and Other Secured Borrowings. The $48,862 increase in lines of credit and other secured borrowings during the first quarter of 2007 is the result of two new borrowings. On January 16, 2007 we entered into a securities repurchase agreement. The balance outstanding under this agreement at March 31, 2007 was $42,896, which was secured by $45,813 of investment grade securities. On February 16, 2007, we also entered into a line of credit agreement secured by commercial MSRs and advances. As of March 31, 2007 we had borrowed $6,044 under this agreement.

          Other Liabilities. Other liabilities are primarily comprised of accruals for incentive compensation awards, audit fees, legal matters, interest on debt securities and other operating expenses. Other liabilities also include customer deposits held by Bankhaus Oswald Kruber GmbH & Co., our German bank subsidiary.

Comparative selected operations data is as follows:

	For the three months ended March 31,

	2007	2006

Pre-tax income (loss)	$(659)	$(1,071)
Revenue	$2,707	$3,010
Operating expenses	$4,921	$5,567
Income from operations	$(2,214)	$(2,557)
Other income (expense), net:
Interest income	$2,901	$2,298
Interest expense	(1,619)	(588)
Gain (loss) on trading securities	(116)	(509)
Other, net	389	285

Total other income (expense)	$1,555	$1,486

MINORITY INTEREST IN SUBSIDIARY

          Minority interest of $1,957 and $1,790 at March 31, 2007 and December 31, 2006, respectively, primarily represented the 30% investment in GSS held by ML IBK Positions, Inc.

STOCKHOLDER’S EQUITY

          Stockholders’ equity amounted to $569,984 at March 31, 2007 as compared to $557,979 at December 31, 2006. The $12,005 increase in stockholders’ equity during the first quarter of 2007 was primarily due to net income of $12,380 and compensation related to employee share-based awards of $973, partially offset by a $1,483 reduction to retained earnings that represents the cumulative effect of adopting FIN 48.

INCOME TAX EXPENSE

          Income tax expense was $6,374 and $4,925 for the three months ended March 31, 2007 and 2006, respectively. Our effective tax rate in the first quarter of 2007 was 33.98% as compared to 22.95% for the first quarter of 2006. Our effective tax rate of 22.95% for the first quarter of 2006 included a reduction of 13.91% for the anticipated use of tax credits during the year. No such benefit is included in our effective tax rate for the first quarter of 2007 since we reversed the valuation allowance against our deferred tax assets during the second quarter of 2006. Our effective tax rate of 33.98% for the first quarter of 2007 includes a benefit of approximately 2.09% associated with the recognition of certain foreign deferred tax assets during the quarter. Income tax expense on income before income taxes differs from amounts that would be computed by applying the Federal corporate income tax rate of 35% primarily because of the effect of foreign taxes, foreign income with an indefinite deferral from U.S. taxation, losses from consolidated VIEs, state taxes, low-income housing tax credits and changes in the deferred tax asset valuation allowance. We estimate our effective tax rate based on projected full-year results, and we revise the estimate quarterly during the year.

LIQUIDITY

          Our primary sources of funds for liquidity are:

•	Lines of credit and other secured borrowings	•	Payments received on loans held for resale
•	Match funded liabilities	•	Payments received on trading securities
•	Servicing fees, including float earnings	•	Debt securities

          Our primary uses of funds are the payment of interest and operating expenses, funding of servicing advances, purchases of MSRs and repayment of borrowings. Our funding requirements related to loan originations will considerably diminish in 2007 as we have decided to close our subprime loan origination business. We closely monitor our liquidity position and ongoing funding requirements, and we invest available funds in short-term investment grade securities. At March 31, 2007, we had $162,165 of unrestricted cash, which represented 8% of total assets. We also had $173,511 of investment grade securities at March 31, 2007, of which $45,813 were sold under agreements to repurchase. Total cash and investment grade securities comprised 17% of total assets at March 31, 2007.

We have the following anticipated and recently completed uses of cash in 2007:

•	Cash requirements to fund our acquisition of additional servicing rights and related advances and to fund existing operations.
•	Planned acquisition of a large provider of receivables management services that specializes in consumer and government collections for an amount of approximately $55,000.
•	Planned investment of up to $75,000 in a new business, OSI, that will invest in mortgage servicing rights and the related lower tranches and residuals of residential mortgage-backed securities.
•	On May 1, 2007, we purchased 1,000,000 shares of our common stock from two entities controlled by a member of OCN’s Board of Directors at a price of $14.52 per share.

          The strength of our balance sheet at March 31, 2007, including our total cash and investment grade securities of $336,816, affords us some flexibility in our capital allocation process. Alternatives that we may consider include strategic, acquisitions, common share repurchases and retirement of our 10 7/8% Capital Securities, which we may redeem in whole or in part beginning August 1, 2007.

          Under certain of our credit facilities, we are required to maintain minimum liquidity levels. In addition, certain of our credit agreements mature at various dates through October 2007. At March 31, 2007, we had an aggregate balance of $337,373 outstanding under agreements maturing in 2007.

          During the first three months ended March 31, 2007, our overall borrowing capacity on existing credit facilities declined from $1,175,000 at December 31, 2006 to $1,149,532 at March 31, 2007. Our credit facilities are summarized as follows at March 31, 2007:

	Maturity	Maximum Borrowing Capacity	Unused Borrowing Capacity	Balance Outstanding

Residential Servicing:
Match funded liability (1)	Nov. 2012 – Mar. 2014	$440,000	$—	$440,000
Match funded liability (2)	Jan. 2008	90,000	20,783	69,217
Secured line of credit	Aug. 2007	300,000	36,741	263,259

		830,000	57,524	772,476

Residential Origination Services:
Repurchase agreement	Aug. 2007	135,000	116,244	18,756
Repurchase agreement	Jun. 2007	75,000	45,563	29,437
Repurchase agreement	Oct. 2007	25,000	14,447	10,553
Repurchase agreement (3)	Apr. 2036	—	—	1,384
Secured line of credit	Jun. 2007	75,000	65,677	9,323

		310,000	241,931	69,453

Corporate Items and Other:
Mortgage	Oct. 2014	—	—	14,293
Secured line of credit	Aug. 2007	9,532	3,488	6,044
Repurchase agreement (3)	—	—	—	42,896
Convertible Notes	Aug. 2024	—	—	96,900
Capital Securities	Aug. 2027	—	—	53,429

		9,532	3,488	213,562

Total borrowings		1,149,532	302,943	1,055,491
Fair value adjustment (1)		—	—	250

		$1,149,532	$302,943	$1,055,741

(1)

The $165,000 fixed-rate term note issued in 2006 is carried on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established through the use of an interest rate swap. Maximum borrowing through the variable funding note issued under this facility increased from $100,000 to $200,000 as a result of an amendment negotiated on April 3, 2007.

(2)

In January 2007, we negotiated a decrease in the interest rate on borrowings under this facility by 20 basis points to 1-month LIBOR plus 155 basis points and a decrease in the maximum borrowing from $125,000 to $90,000.

(3)	This agreement has no stated credit limit or maturity. Lending is determined for each transaction based on the acceptability of the securities presented as collateral.

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

          We believe that our existing sources of liquidity, including internally generated funds, will be adequate to fund planned activities, although there can be no assurances in this regard. At March 31, 2007, we had $302,943 of unused borrowing capacity under existing credit agreements. We continue to evaluate our sources of funding for renewal and expansion. We also examine all of our asset classes to identify additional funding opportunities.

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

          Cash and investment grade securities totaled $336,816 at March 31, 2007 as compared to $311,567 at December 31, 2006. During the first quarter of 2007, cash declined by $73,276 as cash we used for operating and investing activities exceeded cash provided by financing activities. Net cash used by operating activities primarily reflects the purchase of investment grade securities, the origination of subprime loans that we were obligated to fund as of December 31, 2006 and a decline in the balance of borrower payments held by us prior to their transfer to the collection accounts, offset in part by an increase in net collections of residential servicing advances. Net cash used by investing activities primarily relates to the purchase of MSRs, offset by the return of our investment in BMS Holdings. Net cash provided by financing activities resulted primarily from increased borrowings under new and existing credit lines and other secured borrowings. A more detailed discussion of cash flows follows.

          Our operating activities provided (used) $(119,700) and $203,327 of cash flows during the three months ended March 31, 2007 and 2006, respectively. The decline in net cash flows from operating activities in the first quarter of 2007 as compared to the first quarter of 2006 primarily reflects a significant reduction in proceeds from the sale and securitization of loans held for resale and an increase in cash used to purchase trading securities, offset by an increase in net collections of servicing advances. During the first three months of 2007, originations and repurchases of loans exceeded sales by $17,223. During the first three months of 2006, proceeds from sales and the securitization of loans exceeded purchases and originations by $267,179. An additional $67,865 of cash was used by trading activities in the first quarter of 2007, largely reflecting an increase in investment grade securities. Net collections of servicing advances were $105,559 higher in the first quarter of 2007.

          Our investing activities used cash flows totaling $23,532 and $22,988 during the three months ended March 31, 2007 and 2006, respectively. A $47,551 increase in purchases of mortgage servicing rights in the first quarter of 2007 was offset by the return of $45,894 of our investment in BMS Holdings.

          Our financing activities provided (used) cash flows of $69,956 and $(266,137) during the three months ended March 31, 2007 and 2006, respectively. Cash flows provided by financing activities in the first quarter of 2007 primarily reflect borrowing under a new agreement secured by investment grade securities and an increase in borrowings secured by advances and MSRs, offset by the net repayment of collateralized borrowings used to finance loans held for resale. For the first quarter of 2006, cash flows used by financing activities primarily reflect the repayment of collateralized borrowings used to finance loans held for resale as a result of loan sales and a securitization. Net proceeds from lines of credit and other secured borrowings amounted to $71,425 during the first three months of 2007 as compared to net repayments of  $246,733 during the first quarter of 2006.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

          We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they come due. Such contractual obligations include our Convertible Notes, Capital Trust Securities, lines of credit and other secured borrowings and operating leases. See Note 12 to the Interim Consolidated Financial Statements for additional information regarding commitments and contingencies.

Off-Balance Sheet Arrangements

          In the normal course of business, we engage in transactions that are not reflected on our balance sheet. As of March 31, 2007, we had outstanding commitments to fund mortgage loans of $11,555 and outstanding commitments to sell $9,542 of loans held for resale. We have funded substantially all loan commitments that were outstanding as of December 31, 2006, or the commitments have expired. In addition to commitments to extend credit, we are party to various off-balance sheet financial instruments in the normal course of our business to manage our interest rate risk, credit risk and foreign currency exchange rate risk. Through our investment in subordinate and residual securities, we also provide credit support to the senior classes of securities. We have also entered into non-cancelable operating leases and have committed to fund operating cash deficits of certain affordable housing properties that we sold. See Note 10 and Note 12 to our Interim Consolidated Financial Statements for additional information regarding off-balance sheet arrangements.

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

RECENT ACCOUNTING DEVELOPMENTS

          The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, in February 2007. The effective date for SFAS No. 159 is the first fiscal year that begins after November 15, 2007. We are currently evaluating the provisions of SFAS No. 159 and have not yet determined the extent to which we may elect the fair value option in our accounting and reporting for financial instruments.

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

          The primary risk associated with residential MSRs is that they will lose a portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates or rapidly increasing house prices. Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of MSRs. As of March 31, 2007, the carrying value and estimated fair value of our residential mortgage servicing rights were $215,771 and $267,061, respectively.

          Our Residential Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At March 31, 2007, we had residential servicing advances of $782,775 consisting of advances on loans serviced for others of $208,457 and match funded advances on loans serviced for others of $574,318.

          We are also exposed to interest rate risk because earnings on float balances are affected by short-term interest rates. These float balances, which are not included in our financial statements, amounted to approximately $609,800 at March 31, 2007. We report these earnings as a component of servicing and subservicing fees. Partially offsetting this risk is the fact that a large component of our outstanding debt is variable rate debt. Therefore, declining rates will also reduce our interest expense for that financing. We have also entered into interest rate swap agreements to hedge our float earnings against the effects of declining interest rates. At March 31, 2007, the combined balance of our match funded liabilities, debt securities, lines of credit and other secured borrowings totaled $1,055,741. Of this amount $726,120, or 69%, was variable rate debt, for which debt service costs are sensitive to changes in interest rates, and $329,872 was fixed rate debt. We have entered into interest rate swap agreements to convert the interest rate on $165,000 of our fixed rate debt to variable.

          Our balance sheet at March 31, 2007 included interest-earning assets totaling $492,986, including $173,511 of investment grade securities and $111,953 of loans held for resale.

Impact of Changes in Interest Rates on the Net Value of Interest Rate-Sensitive Financial Instruments

          We perform an interest rate sensitivity analysis of our portfolio of MSRs every quarter. We currently estimate that the fair value of the portfolio increases or decreases by approximately 1.54% and 1.85%, respectively, for every 50 basis point increase or decrease in interest rates. This sensitivity analysis is limited in that it was performed at a particular point in time; only contemplates certain movements in interest rates; does not incorporate changes in interest rate volatility; is subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and does not incorporate other factors that would impact our overall financial performance in such scenarios. We carry MSRs at the lower of amortized cost or fair value by strata. To the extent that fair value were to decline below amortized cost, we would record an impairment charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings. For these reasons, this interest rate sensitivity estimate should not be viewed as an earnings forecast.

          Our Investment Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. We have entered into foreign currency futures to hedge our net investment in the foreign subsidiary that owns the UK residuals. The notional amount of these futures was £10,250 ($20,169) at March 31, 2007. We have entered into interest rate swaps and Eurodollar interest futures contracts to hedge our exposure to interest rate risk presented by our float earnings, loans held for resale and fixed-rate match funded liabilities. At March 31, 2007, we had sold short Eurodollar interest rate futures contracts with a notional amount of $488,000 and had entered into interest rate swaps with a notional amount of $415,000. See Note 10 to the Interim Consolidated Financial Statements for additional information regarding our use of derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act) as of March 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures (1) were designed to ensure that material information relating to OCN, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provide reasonable assurance that information required to be disclosed by OCN in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

          See “Note 12 Commitments and Contingencies” of the Interim Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A.	RISK FACTORS

          See our discussion of risk factors on page 18 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 6.	EXHIBITS

(3)	Exhibits.	(Exhibits marked with a “ * ” denote management contracts or compensatory plans or agreements)
	2.1	Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
	2.2	Stock Purchase Agreement dated as of May 23, 2006 by and among Bankruptcy Management Solutions, Inc., Its Stockholders and Warrant Holder, and BMS Holdings, Inc. (2)
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

OCWEN FINANCIAL CORPORATION

Date: May 9, 2007	By:	/s/ David J. Gunter

David J. Gunter, Senior Vice President &
Chief Financial Officer
(On behalf of the Registrant and as its principal financial officer)