Form 10-Q
period 2007-06-30
OCWEN FINANCIAL CORP
filed 2007-08-09
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares of Common Stock, $0.01 par value, outstanding as of August 2, 2007: 62,523,037 shares.

OCWEN FINANCIAL CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2007	December 31, 2006

Assets
Cash	$171,427	$236,581
Trading securities, at fair value
Investment grade	139,584	74,986
Subordinates and residuals	33,760	65,242
Investment in certificates of deposit	74,615	72,733
Loans held for resale, at lower of cost or market value	103,360	99,064
Advances	305,069	324,137
Match funded advances	612,912	572,708
Mortgage servicing rights	226,537	183,743
Receivables	64,386	67,311
Deferred tax assets, net	172,612	176,135
Premises and equipment, net	37,438	35,469
Other assets	170,911	101,634

Total assets	$2,112,611	$2,009,743

Liabilities and Stockholders’ Equity
Liabilities
Match funded liabilities	$579,031	$510,236
Servicer liabilities	251,265	383,549
Lines of credit and other secured borrowings	446,294	324,520
Debt securities	150,275	150,329
Other liabilities	97,844	81,340

Total liabilities	1,524,709	1,449,974

Minority interest in subsidiaries	2,095	1,790
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 62,429,058 and 63,184,867 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	624	632
Additional paid-in capital	176,564	186,660
Retained earnings	407,796	369,708
Accumulated other comprehensive income, net of taxes	823	979

Total stockholders’ equity	585,807	557,979

Total liabilities and stockholders’ equity	$2,112,611	$2,009,743

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Three months		Six months

For the periods ended June 30,	2007	2006	2007	2006

Revenue
Servicing and subservicing fees	$92,941	$82,772	$184,669	$162,857
Process management fees	20,722	18,837	40,645	38,149
Other revenues	3,349	3,527	6,726	6,580

Total revenue	117,012	105,136	232,040	207,586

Operating expenses
Compensation and benefits	24,639	22,006	45,146	47,707
Amortization of servicing rights	27,551	27,663	59,788	53,952
Servicing and origination	15,269	12,707	28,928	25,904
Technology and communications	5,382	6,034	10,162	12,673
Professional services	6,458	7,620	13,086	15,399
Occupancy and equipment	5,585	4,823	10,970	9,799
Other operating expenses	4,863	3,561	8,819	6,294

Total operating expenses	89,747	84,414	176,899	171,728

Income from operations	27,265	20,722	55,141	35,858

Other income (expense)
Interest income	9,455	6,298	19,616	24,411
Interest expense	(15,260)	(10,062)	(30,331)	(27,316)
Gain on trading securities	23,552	1,701	19,081	1,327
Loss on loans held for resale	(150)	(3,437)	(2,693)	(1,221)
Other, net	(2,912)	2,172	(110)	5,793

Other income (expense), net	14,685	(3,328)	5,563	2,994

Income before income taxes	41,950	17,394	60,704	38,852
Income tax expense (benefit)	14,759	(141,692)	21,133	(136,767)

Net income	$27,191	$159,086	$39,571	$175,619

Earnings per share
Basic	$0.43	$2.53	$0.63	$2.79
Diluted	$0.39	$2.23	$0.57	$2.47
Weighted average common shares outstanding
Basic	62,638,926	62,821,428	62,911,082	63,033,454
Diluted	71,603,784	71,767,873	71,895,184	71,876,666

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three months		Six months

For the periods ended June 30,	2007	2006	2007	2006

Net income	$27,191	$159,086	$39,571	$175,619
Other comprehensive income, net of taxes:
Change in unrealized foreign currency translation adjustment arising during the period (1)	(575)	996	(503)	1,360
Less: Reclassification adjustment for foreign currency translation losses included in net income (2)	347	—	347	—

Net change in unrealized foreign currency translation adjustment	(228)	996	(156)	1,360

Comprehensive income	$26,963	$160,082	$39,415	$176,979

(1)	Net of tax benefit (expense) of $338 and $(585) for the three months ended June 30, 2007 and 2006, respectively, and $314 and $(799) for the six months ended June 30, 2007 and 2006, respectively.
(2)	Net of tax expense of $204 for the three and six months ended June 30, 2007, respectively.

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Dollars in thousands)

					Accumulated Other Comprehensive Income (Loss), Net of Taxes

	Common Stock		Additional paid-in Capital	Retained Earnings

	Shares	Amount				Total

Balance at December 31, 2006	63,184,867	$632	$186,660	$369,708	$979	$557,979
Cumulative effect of adoption of FIN 48	—	—	—	(1,483)	—	(1,483)
Net income	—	—	—	39,571	—	39,571
Issuance of common stock awards to employees	72,723	—	(383)	—	—	(383)
Exercise of common stock options	165,096	2	1,107	—	—	1,109
Repurchase of common stock	(1,000,000)	(10)	(14,510)	—	—	(14,520)
Excess tax benefits related to stock based awards	—	—	484	—	—	484
Employee compensation – Share-based awards	—	—	3,182	—	—	3,182
Director’s compensation – Common stock	6,372	—	24	—	—	24
Other comprehensive income, net of taxes	—	—	—	—	(156)	(156)

Balance at June 30, 2007	62,429,058	$624	$176,564	$407,796	$823	$585,807

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the six months ended June 30,	2007	2006

Cash flows from operating activities
Net income	$39,571	$175,619
Adjustments to reconcile net income to net cash provided (used) by operating activities
Amortization of servicing rights	59,788	53,952
Discount accretion on securities, net	(1,662)	(3,360)
Depreciation and other amortization	3,965	6,785
Provision for bad debts and charge-offs	4,393	1,851
Gain on trading securities	(19,081)	(1,327)
Loss on loans held for resale, net	2,693	1,221
Reversal of valuation allowance on deferred tax asset	—	(145,211)
Net cash used by trading activities	(11,764)	(116,354)
Net cash provided (used) by loans held for resale activities	(13,040)	507,525
Excess tax benefits related to share-based awards	(484)	(422)
Increase in advances and match funded advances	(21,136)	(18,735)
Decrease (increase) in deferred tax asset other than reversal of valuations allowance	3,523	(5,818)
Decrease (increase) in receivables and other assets, net	(42,770)	5,024
Increase (decrease) in servicer liabilities	(132,284)	17,385
Increase in other liabilities, net	3,021	4,027
Other	71	(1,770)

Net cash provided (used) by operating activities	(125,196)	480,392

Cash flows from investing activities
Purchase of mortgage servicing rights	(102,582)	(52,706)
Return of investment in BMS Holdings, Inc.	45,894	—
Investment in Ocwen Structured Investments, LLC	(12,500)	—
Cash paid to acquire NCI Holdings, Inc., net of cash acquired	(48,918)	—
Additions to premises and equipment	(1,631)	(2,215)
Other	1,399	2,255

Net cash used by investing activities	(118,338)	(52,666)

Cash flows from financing activities
Proceeds from (repayments of) lines of credit and other secured borrowings, net	121,567	(465,296)
Proceeds from (repayments of) match funded liabilities, net	69,946	(25,329)
Repurchase of debt securities	(54)	(3,865)
Excess tax benefits related to share-based awards	484	422
Repurchase of common stock	(14,520)	(11,014)
Exercise of common stock options	957	874

Net cash provided (used) by financing activities	178,380	(504,208)

Net decrease in cash	(65,154)	(76,482)
Cash at beginning of period	236,581	269,611

Cash at end of period	$171,427	$193,129

The accompanying notes are an integral part of these consolidated financial statements

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Dollars in thousands, except share data)

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

          Ocwen Financial Corporation (“OCN”), through its subsidiaries, provides business process outsourcing to the financial services industry, specializing in residential and commercial loan servicing, mortgage fulfillment and receivables management services. At June 30, 2007, OCN owned all of the outstanding stock of its primary subsidiaries: Ocwen Loan Servicing, LLC (“OLS”), Investors Mortgage Insurance Holding Company and Ocwen Financial Solutions, Private Limited (“OFSPL”). OCN also owns 70% of Global Servicing Solutions, LLC with the remaining 30% minority interest held by ML IBK Positions, Inc. Beginning June 6, 2007, OCN owns all of the outstanding common stock of NCI Holdings, Inc. (“NCI”).

Basis of presentation

          The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (“SEC”) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements (“GAAP”). In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2007. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

          The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly significant in the near or medium term relate to our determination of the valuation of securities, loans held for resale, servicing rights, intangibles and the deferred tax asset.

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

          As of June 30, 2007, we have consolidated five VIEs, of which only one is material to our consolidated financial statements.

          As a result of an August 10, 2006 amendment to certain agreements that underlie one of our match funded financing facilities for servicing advances, we began including the assets and liabilities and results of operations of Ocwen Servicer Advance Receivables Funding Company Ltd. (“OSARFC”) in our consolidated financial statements as a VIE of which we are the primary beneficiary. The holders of the debt issued by OSARFC can look only to the assets of OSARFC for satisfaction of the debt and have no recourse against OCN. As of June 30, 2007, OSARFC had assets of $588,208 that consist principally of advances pledged to secure the debt of $517,480 issued by OSARFC.

          All material intercompany accounts and transactions have been eliminated in consolidation. We report minority interests in our majority-owned subsidiaries as a separate item on our consolidated balance sheets. Minority interest in our earnings is included in other income (expense), net, on our consolidated statements of operations.

          OCN holds a 46% interest in BMS Holdings, Inc. (“BMS Holdings”) and a 25% interest in Ocwen Structured Investments, LLC, (“OSI”), both of which we account for using the equity method of accounting. These investments are included in other assets and our equity in the earnings of these entities is included in other income (expense), net.

NOTE 2  CURRENT ACCOUNTING PRONOUNCEMENTS

          SFAS No. 157, “Fair Value Measurement.” SFAS No.157, which was issued in September 2006, defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The statement establishes a fair value hierarchy that distinguishes between (1) quoted prices in an active market, (2) observable market data from sources independent of the reporting entity and (3) unobservable inputs. In all instances an exit, or sale, price is emphasized by the statement. The statement requires disclosures about the fair value of assets and liabilities in all periods subsequent to initial recognition, including tabular disclosure of quantitative data in both annual and interim periods and a narrative discussion of valuation techniques used in all annual periods. SFAS No.157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS No.157 will have on our consolidated financial statements upon adoption on January 1, 2008.

          SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The FASB issued SFAS No. 159 in February 2007. The statement permits entities to make the irrevocable decision whether to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are recognized in earnings. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. A business entity is required to report in earnings unrealized gains and losses on items for which it has elected the fair value option. The decision about whether to elect the fair value option is applied instrument by instrument, is irrevocable and is applied to an entire instrument only, not to specific risks, cash flows or portions of the instrument.

          The effective date for SFAS No. 159 is the first fiscal year that begins after November 15, 2007. We are currently evaluating the provisions of SFAS No. 159 and have not yet determined the extent to which we may elect the fair value option in our accounting and reporting for financial instruments upon adoption on January 1, 2008.

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

          Our major jurisdiction tax years that remain subject to examination are our US federal tax return for the years ended December 31, 2003 through the present and our India corporate tax returns for the years ended March 31, 2003 through the present.

NOTE 3  TRADING SECURITIES

          Trading securities consisted of the following at the dates indicated:

	June 30, 2007	December 31, 2006

Investment grade
Corporate Items and Other:
Commercial paper	$90,469	$46,212
Collateralized mortgage obligations	47,177	26,500
Other	1,938	2,274

	$139,584	$74,986

Subordinates and residuals
Residential Origination Services:
Single family residential	$33,237	$64,576
Corporate Items and Other:
Single family residential	467	529
Commercial	56	137

	$33,760	$65,242

          As of June 30, 2007, collateralized mortgage obligations and subordinate and residual securities with fair values of $47,177 and $25,352, respectively, had been sold under agreements to repurchase. During the second quarter of 2007, we sold our residual securities that were backed by subprime residential loans originated in the United Kingdom (the “UK residuals”) and realized a gain of $25,587 in our Residential Origination Services segment.

          Gain (loss) on trading securities was comprised of the following for the periods ended June 30:

	Three months		Six months

	2007	2006	2007	2006

Unrealized gains (losses)	$(2,035)	$1,536	$(6,571)	$1,162
Realized gains	25,587	165	25,652	165

	$23,552	$1,701	$19,081	$1,327

NOTE 4  ADVANCES

          During any period in which the borrower is not making payments, we are required under most servicing agreements to advance our own funds to the investment trust to meet contractual principal and interest remittance requirements for investors. We are also required to pay property taxes and insurance premiums and process foreclosures and to advance funds to maintain, repair and market real estate properties on behalf of investors. Advances consisted of the following at the dates indicated:

	June 30, 2007	December 31, 2006

Residential Servicing:
Principal and interest	$116,119	$149,362
Taxes and insurance	72,719	76,944
Foreclosure and bankruptcy costs	72,387	49,031
Real estate costs	20,849	25,724
Other	14,890	13,808

	296,964	314,869
Residential Origination Services	6,993	8,056
Corporate Items and Other	1,112	1,212

	$305,069	$324,137

          As the servicer, we are only obligated to advance funds to the extent that we believe the advances are recoverable. Most of our residential servicing advances have the highest standing so that we are entitled to repayment before any interest or principal is paid on the bonds that were issued by the investment trust.

NOTE 5 MATCH FUNDED ADVANCES

          Match funded advances on residential loans serviced for others are comprised of the following at the dates indicated:

	June 30, 2007	December 31, 2006

Principal and interest	$293,864	$286,148
Taxes and insurance	168,950	172,470
Foreclosure and bankruptcy costs	73,815	57,673
Real estate costs	59,097	40,296
Other	17,186	16,121

	$612,912	$572,708

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

NOTE 6  MORTGAGE SERVICING RIGHTS

	Residential	Commercial	Total

Carrying value of MSRs:
Balance at December 31, 2006	$179,246	$4,497	$183,743
Purchases	101,245	1,337	102,582
Amortization	(59,390)	(398)	(59,788)

Balance at June 30, 2007	$221,101	$5,436	$226,537

Estimated fair value of MSRs:
June 30, 2007	$316,116	$5,573	$357,289
December 31, 2006	249,130	9,707	258,837
UPB of loans and real estate serviced:
June 30, 2007	$53,835,917	$5,273,227	$59,109,144
December 31, 2006	52,834,028	4,278,318	57,112,346

          We service residential mortgage loans and real estate that we do not own under contractual servicing agreements. We generally obtain mortgage servicing rights (“MSRs”) by purchasing them from the owners of the mortgages. We also enter into subservicing agreements with unaffiliated entities that own the servicing rights. Residential assets serviced consist almost entirely of mortgage loans, primarily subprime, but also include real estate. Assets serviced for others are excluded from our balance sheet. Custodial accounts, which hold funds representing collections of principal and interest that we have received from borrowers, are escrowed with an unaffiliated bank and excluded from our balance sheet. Custodial accounts amounted to approximately $425,600 and $719,700 at June 30, 2007 and December 31, 2006, respectively.

NOTE 7 OTHER ASSETS

          Other assets consisted of the following at the dates indicated:

	June 30, 2007	December 31, 2006

Interest earning debt service accounts (1)	$60,344	$21,255
Goodwill and intangibles, net (2)	56,729	7,053
Investment in OSI (3)	25,000	—
Real estate	9,833	8,564
Interest earning collateral deposits	6,586	6,470
Deferred debt related costs, net	5,863	7,003
Investment in BMS Holdings (4)	—	46,072
Prepaid expenses and other	6,556	5,217

	$170,911	$101,634

(1)

Under one of our advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balance also includes certain amounts that have been set aside from the proceeds of both of our match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest.

(2)

On June 6, 2007, we acquired all of the common stock of NCI for $55,000 in cash plus $2,000 of closing adjustments. NCI, through its operating subsidiary, Nationwide Credit, Inc., is engaged principally in receivables management for its clients. The operations of NCI are included in our Ocwen Recovery Group segment since the date of the acquisition. The acquisition of NCI was not material to our financial statements; therefore, pro forma financial results are not presented. A third-party valuation firm is assisting us in allocating the purchase price among acquired assets and liabilities, but this process is not yet complete. We are, among other things, currently evaluating the realizability of NCI’s deferred tax assets, which currently are fully reserved. If our evaluation determines that it is more likely than not that a portion or all of the deferred tax asset can be realized in future periods, the value assigned to the deferred tax assets will reduce the amount of any goodwill currently reported on the balance sheet. The preliminary allocation of the purchase price has resulted in total goodwill and intangibles of $49,676, with the majority assigned to the value of NCI’s customer lists. We are amortizing the customer lists over their estimated useful lives.

(3)

Our investment in OSI represents a 25% equity interest. OSI invests in the lower tranches and residuals of residential mortgage-backed securities, the related mortgage servicing rights and other similar assets. Under our agreement with the other investors in OSI our total commitment is $75,000.

(4)

During the first quarter of 2007, we received a distribution that represented a return of our original investment in BMS Holdings of $45,894. Together with our equity in the losses of BMS Holdings during 2007, this distribution reduced our investment to zero. Since we are not required to advance funds to BMS to finance operations and we are not a guarantor of any obligations of BMS, in accordance with the provisions of Opinion of the Accounting Principles Board, No. 18, “The Equity Method of Accounting for Investments in Common Stock,” we suspended the application of the equity method of accounting for our losses in BMS during the second quarter of 2007 when our investment reached zero.

NOTE 8 SERVICER LIABILITIES

          Servicer liabilities represent amounts we have collected, primarily from residential servicing borrowers, which will be deposited in custodial accounts, paid directly to an investment trust or refunded to borrowers. The following sets forth the components of servicer liabilities at the dates indicated:

	June 30, 2007	December 31, 2006

Borrower payments due to custodial accounts	$180,966	$308,842
Escrow payments due to custodial accounts	3,073	1,854
Partial payments and other unapplied balances	67,226	72,853

	$251,265	$383,549

NOTE 9 MATCH FUNDED LIABILITIES

				Balance Outstanding
			Unused Borrowing Capacity
Borrowing Type	Interest Rate (1)	Maturity		June 30, 2007	December 31, 2006

Variable Funding Note Series 2004-1	Commercial paper rate + 50 basis points (2)	November 2012 (3)	$22,521	$177,479	$100,000
Term Note Series 2004 -1	1-Month LIBOR + 50 basis points	October 2013 (3)	—	100,000	100,000
Term Note Series 2005 -1	1-Month LIBOR + 40 basis points	March 2014 (3)	—	75,000	75,000
Term Note Series 2006 -1	5.335%	November 2015 (4)	—	165,000	165,000
Advance Receivable Backed Notes	1-Month LIBOR + 175 basis points	January 2008	26,796	63,204	70,738

			49,317	580,683	510,738
Fair Value adjustment (4)			—	(1,652)	(502)

			$49,317	$579,031	$510,236

(1)	1-Month LIBOR was 5.32% at June 30, 2007 and December 31, 2006, respectively.
(2)

The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 50 basis points. This rate approximates LIBOR plus 50 basis points.

(3)

This is the stated maturity date, which is the date on which all principal and interest is due and payable. These notes are repaid from collections of pledged advances during the amortization period established for each class of note. As a result, the notes may be paid in full before the stated maturity date, but they must be repaid in full by the stated maturity date.

(4)	We carry this note on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established in December 2006 using an interest rate swap.

NOTE 10 LINES OF CREDIT AND OTHER SECURED BORROWINGS

          Secured lines of credit from various unaffiliated financial institutions are summarized as follows at the dates indicated:

					Balance Outstanding
				Unused Borrowing Capacity
Borrowings	Collateral	Interest Rate (1)	Maturity		June 30, 2007	December 31, 2006

Residential Servicing:
Senior secured credit agreement (2)	MSRs, advances, receivables and mortgage loans	1-Month LIBOR +150 – 225 basis points (2)	August 2007(2)	$8,600	$291,400	$217,907

Ocwen Recovery Group:
Senior secured credit facility – term loan (3)	All assets of NCI	1-Month LIBOR + 225 basis points	May 2012	—	27,500	—
Senior secured credit facility – revolving loan	All assets of NCI	1-Month LIBOR + 200 basis points	June 2008	4,853	147	—
Insurance premium financing	NCI E&O policy	5.898%	December 2007	—	178	—

				4,853	27,825	—

Residential Origination Services:
Repurchase agreement	Residual trading securities	1-Month LIBOR + 50 basis points	October 2007	17,397	7,603	16,378
Repurchase agreement	Loans held for resale	1-Month LIBOR + 75 – 150 basis points	June 2007	—	—	15,691
Master loan and security agreement	Loans held for resale	1-Month LIBOR + 55 or 355 – 1005 basis points	June 2007	—	—	16,192
Repurchase agreement (4)	Loans held for resale or real estate	1-Month LIBOR + 75 – 150 basis points	August 2007(4)	135,000	—	41,780
Repurchase agreement	Loans held for resale or real estate	1-Month LIBOR + 175 – 225 basis points	December 2007(5)	68,296	56,704	—
Repurchase agreement (6)	Residual trading securities	1-Month LIBOR +125 basis points	April 2036	N/A	1,019	2,201

				220,693	65,326	92,242

Corporate Items & Other:
Senior secured credit agreement	Commercial MSRs and advances	Prime or prime + 37.5 basis points	August 2007(7)	4,600	5,726	—
Repurchase agreement (8)	Securities	5.32 – 5.47%(8)	N/A (8)	N/A	41,801	—
Mortgage note	Land and building in Orlando, Florida	5.62%	October 2014	—	14,216	14,371

				4,600	61,743	14,371

				$238,746	$446,294	$324,520

(1)	1-Month LIBOR was 5.32% at June 30, 2007 and December 31, 2006.
(2)

The interest incurred on this facility is based on LIBOR plus 150 basis points to 225 basis points depending on the type of collateral pledged. The interest rate on this facility may be reduced to as low as 1.50% to 2.25% to the extent that we have available balances on deposit with the lender. We are currently in negotiations with the lender to extend the maturity and to expand the borrowing capacity of this agreement by August 15, 2007.

(3)	This debt was incurred to fund the acquisition of NCI.
(4)	The interest rate on this agreement varies based on the type of asset sold. This line has been replaced by a temporary “bridge financing” facility and will be allowed to expire.

(5)

This line is a temporary bridge financing facility while we negotiate permanent financing for our loans held for resale. Current borrowing under this facility is due in September 2007 unless extended by mutual agreement of the parties.

(6)	This agreement has no stated credit limit. Lending is determined for each transaction based on the acceptability of the securities presented as collateral.
(7)	We are negotiating to extend the maturity of this agreement.
(8)

Interest rates under this agreement are separately negotiated for each transaction. There is no stated credit limit or date of maturity under this agreement; however, each transaction matures and is renewed monthly. Lending is determined for each transaction based on the acceptability of the securities presented as collateral.

NOTE 11 BASIC AND DILUTED EARNINGS PER SHARE

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

          The following is a reconciliation of basic EPS to diluted EPS for the periods ended June 30:

	Three months		Six months

	2007	2006	2007	2006

Basic EPS:
Net income	$27,191	$159,086	$39,571	$175,619

Weighted average shares of common stock	62,638,926	62,821,428	62,911,082	63,033,454

Basic EPS	$0.43	$2.53	$0.63	$2.79

Diluted EPS:
Net income	$27,191	$159,086	$39,571	$175,619
Interest expense on Convertible Notes, net of income tax (1)	635	779	1,270	1,572

Adjusted net income	$27,826	$159,865	$40,841	$177,191

Weighted average shares of common stock	62,638,926	62,821,428	62,911,082	63,033,454
Effect of dilutive elements:
Convertible Notes (1)	7,962,205	7,962,205	7,962,205	7,962,205
Stock options (2)	976,070	913,125	982,507	817,563
Common stock awards	26,583	71,115	39,390	63,444

Dilutive weighted average shares of common stock	71,603,784	71,767,873	71,895,184	71,876,666

Diluted EPS	$0.39	$2.23	$0.57	$2.47

(1)

The effect of our Convertible Notes on diluted EPS is computed using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, are added back to net income.

(2)

Excludes an average of 702,214 and 1,085,903 of options that were anti-dilutive for the second quarter of 2007 and 2006, respectively, because their exercise price was greater than the average market price of our stock.  Year to date, an average of 569,673 and 1,301,693 options were anti-dilutive for 2007 and 2006, respectively.

NOTE 12 DERIVATIVE FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Risk Management

          Our primary exposure to foreign currency exchange rates has historically related to the British pound versus the U.S. Dollar. Our operations in Canada, Germany, India and Taiwan also expose us to foreign currency exchange rate risk, but this risk is considered insignificant. We entered into foreign currency futures contracts to hedge our net investment in a subsidiary in the United Kingdom that held the UK residuals. We designated these derivatives as a foreign-currency hedge. During May 2007, we sold the UK residuals and terminated our remaining British pound currency futures.

          The following table summarizes our use of British pound currency futures during the six months ended June 30, 2007:

Notional Amounts (in Dollars)

Balance at December 31, 2006	$21,439
Additions	30,025
Maturities	(30,174)
Terminations	(21,290)

Balance at June 30, 2007	$—

          Net losses on foreign currency futures that we used to hedge our net investment amounted to $446 and $1,354 for the three months ended June 30, 2007 and 2006, respectively. Year to date, the net losses were $511 and $1,598 for 2007 and 2006, respectively. These losses were included in the net change in unrealized foreign currency translation adjustment in accumulated other comprehensive income prior to our sale of the UK residuals. As a result of our sale of the UK residuals, the accumulated net losses on our foreign-currency hedge, together with the offsetting accumulated net foreign currency translation gains on the UK residuals were reported in earnings for the second quarter of 2007 as part of the net gain on the sale of the UK residuals. The net gain reported in earnings was $551.

Interest Rate and Credit Risk Management

          In connection with our Residential Servicing business, we entered into interest rate swaps under which we pay a floating rate and receive a fixed rate. We opened one swap position in order to hedge against the effect of a decline in short-term interest rates on our earnings on the excess of custodial balances over advance balances. Since advances have increased and custodial balances have declined, we closed this swap position in June 2007, because it no longer served its original purpose. We did not designate this swap position as a hedge. In connection with our financing of the servicing advances, we issued a $165,000 match funded term note with a 5.335% fixed rate of interest. In order to hedge our exposure to an increase in the fair value of the note due to declining interest rates, we entered into a second interest rate swap position under which we pay a floating rate and receive a fixed rate. We designated this swap position as a fair value hedge.

          In our Residential Origination Services business, we have used a combination of interest rate swaps and Eurodollar interest rate futures contracts to hedge the exposure to interest rate risk represented by our loans held for resale. We have also entered into credit default swap short positions to hedge portions of our portfolio of residual and subordinate securities against the effect of credit defaults on the underlying mortgage loans. In the first quarter, due to changes in the prevailing market pricing, we sold one of our credit default short positions and offset the remaining short position with a long position of equal notional amount and similar economic characteristics. None of these derivatives was designated as a hedge.

          As part of a strategy to hedge the value of certain of our investment grade securities, we entered into an interest rate floor. Under this floor, we pay when 1-Month LIBOR falls below 6.00%. The floor was not designated as a hedge.

          The following table summarizes our use of interest rate and credit risk management derivative financial instruments during the six months ended June 30, 2007:

	Notional Amounts

		Short Eurodollar Interest Rate Futures		Credit Default Swaps
	Interest Rate Floor		Interest Rate Swaps
				Short	Long

Balance at December 31, 2006	$—	$379,000	$415,000	$20,000	$—
Additions	10,000	269,000	—	—	10,000
Maturities	—	(55,000)	—	—	—
Terminations	—	(246,000)	(250,000)	(10,000)	—

Balance at June 30, 2007	$10,000	$347,000	$165,000	$10,000	$10,000

Fair value at June 30, 2007	$(158)	$364	$(2,006)	$3,894	$(4,509)

Maturity	June 2009	September 2007 to June 2012	October 2010	May 2046	August 2037

          The net realized and unrealized gains (losses) included in other income (expense), net for these instruments were $(4,793) and $1,251 for the three months ended June 30, 2007 and 2006, respectively. Year to date, the net realized and unrealized gains were $(1,029) and $2,898 for 2007 and 2006, respectively. Offsetting the unrealized and realized losses on our derivatives in 2007 were gains of $1,904 and $1,151, respectively, in the three and six months ended June 30 that reflected the mark-to-market adjustment on the $165,000 fixed-rate match funded term note that we designated as part of a fair value hedging relationship for accounting purposes.

NOTE 13 BUSINESS SEGMENT REPORTING

          A brief description of our business segments follows:

•	Residential Servicing. Through this business, we provide for a fee loan servicing, including asset management and resolution services, to owners of subprime residential mortgage loans.

•

Ocwen Recovery Group. This business generates fees primarily by providing collection services for owners of delinquent and charged-off receivables. Effective June 6, 2007, this segment includes the results of NCI, a receivables management company specializing in consumer and government collections.

•

Residential Origination Services. This business segment consists of three components: fee-based loan processing services, trading and investing activities and our former subprime loan origination operation. Fee-based loan processing services include residential property valuation services, mortgage due diligence and title services; loan refinancing for Residential Servicing customers; and outsourcing services to third parties, including mortgage underwriting, data entry, call center services and mortgage research. We also sell due diligence services on closed whole loans. Our trading and investing activities include our investments in subprime residual mortgage backed trading securities, as well as the results of our whole loan purchase and securitization activities. In January 2007, we decided to close our subprime loan origination operation.

          Corporate Items and Other. We report items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses in Corporate Items and Other. Our equity investments in BMS Holdings and OSI and the results of our former Commercial Servicing segment are all included in Corporate Items and Other.

          We allocate interest income and expense to each business segment for funds raised or funding of investments made. We also allocate expenses generated by corporate support services to each business segment.

          Financial information for our segments is as follows:

	Residential Servicing	Ocwen Recovery Group	Residential Origination Services	Corporate Items and Other	Business Segments Consolidated

Results of Operations
For the three months ended June 30, 2007:
Revenue	$90,262	$6,343	$17,435	$2,972	$117,012
Operating expenses (1)	60,435	7,457	18,260	3,595	89,747

Income (loss) from operations	29,827	(1,114)	(825)	(623)	27,265
Other income (expense), net (2)	(15,311)	(142)	28,595	1,543	14,685

Income (loss) before income taxes	$14,516	$(1,256)	$27,770	$920	$41,950

For the three months ended June, 2006:
Revenue	$82,942	$1,856	$17,116	$3,222	$105,136
Operating expenses (1)	58,674	1,928	19,498	4,314	84,414

Income (loss) from operations	24,268	(72)	(2,382)	(1,092)	20,722
Other income (expense), net (2)	(6,163)	192	1,028	1,615	(3,328)

Income (loss) before income taxes	$18,105	$120	$(1,354)	$523	$17,394

For the six months ended June, 2007:
Revenue	$183,719	$8,130	$34,512	$5,679	$232,040
Operating expenses (1)	123,790	9,499	35,094	8,516	176,899

Income (loss) from operations	59,929	(1,369)	(582)	(2,837)	55,141
Other income (expense), net	(26,003)	(140)	28,608	3,098	5,563

Income (loss) before income taxes	$33,926	$(1,509)	$28,026	$261	$60,704

For the six months ended June, 2006:
Revenue	$162,851	$4,057	$34,446	$6,232	$207,586
Operating expenses (1)	114,303	4,561	42,983	9,881	171,728

Income (loss) from operations	48,548	(504)	(8,537)	(3,649)	35,858
Other income (expense), net	(12,607)	274	12,226	3,101	2,994

Income (loss) before income taxes	$35,941	$(230)	$3,689	$(548)	$38,852

Total Assets
June 30, 2007	$1,216,899	$63,943	$162,869	$668,900	$2,112,611
December 31, 2006	$1,119,754	$360	$194,801	$694,828	$2,009,743
June 30, 2006	$804,705	$874	$191,725	$662,380	$1,659,684

(1)

Operating expenses of the Residential Servicing segment include amortization of servicing rights of $27,336 and $27,650 for the three months ended June 30, 2007 and 2006, respectively. For the six-month periods, amortization of servicing rights for the Residential Servicing segment was $59,390 and $53,938 for 2007 and 2006, respectively. Operating expenses for the Residential Servicing Segment for the three months ended June 30, 2007 include $1,306 of expenses related to amounts due from borrowers that were subsequently deemed uncollectible. These amounts relate to loans that were paid off during fiscal 2006.

(2)	Other income of the Residential Origination Services segment for the 2007 periods includes a gain of $25,587 from the sale of the UK residuals in the second quarter.

NOTE 14 COMMITMENTS AND CONTINGENCIES

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

          On April 13, 2004, the United States Judicial Panel on Multi-district Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs’ mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the “MDL Proceeding”). Currently, there are approximately 51 lawsuits against the Bank and/or OCN consolidated in the MDL Proceeding involving 66 mortgage loans that we currently or previously serviced. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. On May 19, 2006, plaintiffs filed an Amended Consolidated Class Action Complaint containing various claims under federal statutes, including the Real Estate Settlement Procedures Act and Fair Debt Collection Practices Act, federal bankruptcy laws, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees, property inspection fees and bankruptcy-related fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Amended Consolidated Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave of court to amend further the Consolidated Complaint or otherwise seeking damages should the matter proceed to trial. On April 25, 2005, the court entered an Opinion and Order granting the Bank partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees and other legitimate default or foreclosure related expenses. The court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs’ claims challenge the propriety of the above-mentioned fees. On May 16, 2006, after having denied defendants’ motions to dismiss various portions of the Consolidated Complaint on federal preemption and procedural grounds, as well as our motion to dismiss OCN from the case for lack of personal jurisdiction, the court granted our motion to take an interlocutory appeal on the federal preemption issue. On July 29, 2006, the United States Court of Appeals for the Seventh Circuit granted our request to hear our appeal on the federal preemption issue. On June 22, 2007, the Seventh Circuit issued its opinion holding that many of the claims were preempted or failed to satisfy the pleading requirements of the applicable rules of procedure and directing the trial judge to seek clarification from the plaintiffs regarding various aspects of the Consolidated Complaint so as to properly determine which particular claims are to be dismissed. We believe the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

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

          On February 8, 2005, a jury in the Circuit Court for Palm Beach County, Florida returned verdicts of $1,000 and $1,056 in compensatory damages in favor of two former employees of the Bank in a lawsuit against OCN and the Bank. The Florida Court of Appeals affirmed the judgments on February 21, 2007 and denied our Motion for Rehearing on April 3, 2007. On May 31, 2007, we paid the full amount of the judgment, including attorneys’ fees and accrued interest to plaintiffs.

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

Tax matters

          On December 28, 2006, the India tax authorities issued an income tax assessment order (the “Order”) with respect to IT Enabled services performed for OCN by its wholly owned Indian subsidiary Ocwen Financial Solutions Private Limited (“OFSPL”). The Order relates to the assessment year 2004-05 and determined that the percent mark-up on operating costs with respect to the IT enabled and software development services that OFSPL provided to OCN was insufficient. OFSPL, like other IT enabled and software services providers registered under India’s Software Technology Park program, is currently entitled under Section 10A of India’s Income-tax Act, 1961, to a 100 percent tax deduction on its income from the export of IT enabled and software development services. This deduction, which was offered as an initial incentive for companies to establish such operations in India, is not, however, available for any additional income resulting from a transfer pricing adjustment. The proposed adjustment would, therefore, impose upon OFSPL additional tax of INR 45,290 ($1,111) and interest of INR 14,922 ($366) for the Assessment Year 2004-05. In accordance with standard Indian procedures, penalties may also be assessed in the future in connection with the assessment.

          OCN and OFSPL intend to vigorously contest the Order and the imposition of tax and interest and do not believe they have violated any statutory provision or rule. OFSPL has filed a domestic appeal with the India Commissioner of Income Tax (Appeals) in response to the Order, and on March 16, 2007, OCN filed a request for Competent Authority Assistance with the Internal Revenue Service under the United States – India Income Tax Treaty.

          On March 29, 2007, OFSPL made a payment to the India tax authorities with regard to the Order in order to preserve our appellate rights. The payment was a negotiated amount of approximately INR 14,445 ($327). The payment does not represent an admission of liability and does not prejudice our appeal or any other dispute resolution remedy available to OCN and OFSPL.

          In January 2007, OFSPL received an additional notice from the India tax authorities regarding a transfer pricing review of the Assessment Year 2005-06. In June 2007, additional correspondence was received from the India tax authorities with regard to the Assessment Year 2005-06. On July 4, 2007, OFSPL requested an adjournment of a scheduled first hearing for the Assessment Year 2005-06 since the documentation required to be submitted is voluminous. Due to the uncertainties inherent in the Appeals and Competent Authority processes, OCN and OFSPL can not currently estimate any additional exposure beyond the amount detailed in the Order. We can also not predict when these tax matters will be resolved.

Commitments and Other

          At June 30, 2007, we had commitments of $14,018 to fund loans secured by mortgages on single family residential properties. We also have commitments to sell $9,735 of loans held for resale, generally within 30 days of funding. The fair values of the derivatives represented by these commitments to lend and sell loans are immaterial.

          In July 2007, we committed to participate with a third-party investor in the purchase of a $100,000 pool of non-performing loans at a price of approximately $75,000. We will own 25% of the pool and our investment will be approximately $18,750.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousand, except share data)

          The following discussion of our results of operations, consolidated financial condition and liquidity and capital resources should be read in conjunction with our Selected Consolidated Financial Information, Consolidated Financial Statements and the related notes, all included elsewhere herein.

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

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to the following:

•	projections as to the performance of our fee-based loan processing business and prepayment speeds in our servicing portfolio;
•	plans for investment in non-performing loans;
•	assumptions related to the sources of liquidity and the adequacy of financial resources;
•	estimates regarding our reserves and valuations; and
•	expectations as to the effect of resolution of pending legal proceedings on our financial condition.

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

          Further information on the risks specific to our business are detailed within this report and our other reports and filings with the Securities and Exchange Commission, including our periodic report on Form 10-K for the year ended December 31, 2006, Form 10-Q for the quarter ended March 31, 2007 and our Forms 8-K filed during 2007. The forward-looking statements speak only as of the date they are made and should not be relied upon. OCN undertakes no obligation to update or revise the forward-looking statements.

EXECUTIVE SUMMARY

Second Quarter Results

Consolidated Results

          Consolidated net income for the second quarter of 2007 was $27,191 or $0.39 per diluted share. This compares to net income of $159,086 or $2.23 per diluted share for the second quarter of 2006. Net income for the second quarter of 2006 includes a tax benefit of $141,692, primarily reflecting the reversal of $145,211 of deferred tax asset valuation allowances. Income before taxes was $41,950 for the second quarter of 2007 as compared to $17,394 for the second quarter of 2006, reflecting increases in both operating income and other income, net. Results for the second quarter of 2007 are summarized as follows:

•

Total revenue of $117,012 represents an increase of $11,876 or 11% over the second quarter of 2006. Servicing and subservicing fees increased by $10,169 or 12% and includes $4,801 of fees earned by NCI.

•	Total operating expenses of $89,747 represents an increase of $5,333 over the second quarter of 2006, including $5,062 of expenses incurred by NCI.
•	Income from operations of $27,265 represents a 32% increase over operating income of $20,722 for the second quarter of 2006.
•	Other income (expense), net, of $14,685 as compared to $(3,328) for the second quarter of 2006:
•

Gains on trading securities were $23,552 compared to $1,701 for the second quarter of 2006, an increase of $21,851 primarily due to the $25,587 gain from the sale of the UK residuals. Unrealized losses on trading securities were $2,035 compared to unrealized gains of $1,536 for the second quarter of 2006.

	•	Charges to reduce loans held for resale to estimated market value were $584 compared to $1,460 for the second quarter of 2006.
	•	Gains associated with loan sale and securitization activities were $435 compared to losses of $1,977 for the second quarter of 2006.
	•	Losses on interest rate swaps related to the Residential Servicing business were $3,122 as compared to $0 for the second quarter of 2006.
	•	Interest expense of $15,260 as compared to $10,062 for the second quarter of 2006.

Segment Results

          We have three primary business segments: Residential Servicing, Residential Origination Services and Ocwen Recovery Group.

          Our Residential Servicing segment continues to post strong operating results. Operating income of $29,827 represents an increase of $5,559 or 23% over the second quarter of 2006. Second quarter 2007 results were impacted by portfolio growth, declining prepayment speeds and rising delinquencies. Servicing and subservicing fee revenue was higher in the second quarter of 2007 as a result of an increase in the average balance of loans serviced, offset by lower float income as declining prepayment speeds have led to lower float balances. Slower prepayment speeds have also resulted in a decline in amortization of servicing rights due to an extended period of amortization, despite an increase in the average balance of mortgage servicing rights. Overall, revenue growth was 9% for the quarter while operating expenses grew by 3%. The growth in operating income was offset by a $9,148 increase in other expense, net, due to higher interest expense and losses on interest rate swaps of $3,122 for the quarter. Declining prepayment speeds, rising delinquencies and a growing servicing portfolio have combined to increase the average balance of servicing advances, which has led to higher interest expense on the financing of the advances. As a result, despite improved operating income, pre-tax income declined from $18,105 for the second quarter of 2006 to $14,516 for the second quarter of 2007.

          The following table provides key business drivers and selected financial statement line items of the Residential Servicing segment for the quarters ended June 30:

	2007	2006	Percent Change

Average UPB of loans and real estate serviced for others (1)	$54,863,004	$44,704,947	23%
Constant prepayment rate	23%	30%	(23)%
Non-performing servicing portfolio as a percent of total	17.4%	11.3%	54%
Average float balance	$719,500	$1,004,300	(28)%
Average advances and match funded advances	$760,238	$595,105	28%
Average mortgage servicing rights	$219,997	$143,309	54%
Servicing and subservicing fees (excluding float and ancillary income)	$58,333	$48,671	20%
Float earnings	$7,288	$13,107	(44)%
Amortization of servicing rights	$27,336	$27,650	(1)%
Interest expense	$11,919	$6,549	82%

(1)	Excluding real estate serviced pursuant to our contract with the Veterans Administration (“VA”).

          Although our average residential servicing portfolio has increased year over year, we experienced a decline in the portfolio, excluding real estate serviced pursuant to our contract with the VA, during the second quarter of 2007 from $55,179,159 at March 31, 2007 to $53,122,085 at June 30, 2007. The significant decline in subprime originations in 2007 has had and may continue to have an adverse impact on our ability to further expand our servicing portfolio.

          Residential Origination Services generated pre-tax income of $27,770 in the second quarter of 2007 as compared to a loss of $1,354 in the second quarter of 2006. Results for second quarter of 2007 reflect a gain of $25,587 from our sale of the UK residuals. Our focus in this segment is on fee-based loan processing businesses, which generated $3,993 and $3,338 of pre-tax contribution in the second quarter of 2007 and 2006, respectively. These businesses provide various loan processing services to clients involved in the mortgage origination, servicing, loan acquisition and securitization processes. These fee-based businesses have limited capital requirements. We believe that our success in this area will be dependent on our ability to provide quality and timely services at competitive prices. Our financial results in this segment also reflect our trading and investing activities and the impact of our subprime loan origination operation, which we are in the process of winding down. Pre-tax income for the second quarter of 2007 and 2006 includes $1,547 and $1,030, respectively, of losses related to the subprime loan origination operation. In addition to winding down our subprime loan origination business, we have de-emphasized our trading and investing activities in this segment. We have not entered into any whole loan purchase or securitization transactions in the first six months of 2007.

          Ocwen Recovery Group is our unsecured collections business. We incurred a $1,256 pre-tax loss in the second quarter of 2007 as compared to pre-tax income of $120 for the second quarter of 2006. Results for the second quarter of 2007 were impacted by our acquisition of NCI, which generated a pre-tax loss of $438 for the period June 6, 2007 through June 30, 2007. Our focus for Ocwen Recovery Group has shifted to growing revenues since we have accomplished our cost reduction and productivity goals. This transaction is in line with our focus on both organic and acquisition based revenue growth for this segment. Our challenge and our focus will be on integrating the operations of NCI and Ocwen Recovery Group to take advantage of NCI’s strong customer relationships and Ocwen Recovery Group’s global infrastructure.

Strategic Initiatives

          Acquisition of NCI. On June 6, 2007, we acquired NCI for $55,000 in cash plus $2,000 of closing adjustments. NCI, through its operating subsidiary, Nationwide Credit, Inc., is engaged principally in receivables management for its clients. The operations of NCI are included in our Ocwen Recovery Group segment since the date of the acquisition.

          Investment in OSI. We have invested $25,000 in OSI to date. Our ownership interest in OSI is 25%. OSI invests in the lower tranches and residuals of residential mortgage-backed securities, the related mortgage servicing rights and other, similar assets. We are responsible for managing OSI’s portfolio under a management agreement and for subservicing any of its mortgage servicing rights that are acquired from time to time by OSI. Under our agreement with the other investors in OSI, our total commitment is $75,000.

          New Investment Venture. We are currently in discussions with third-party investors to create an asset management company that will invest in non-performing loans. We anticipate that we will act as the servicer of the loans. We may invest up to $75,000 in this venture.

Liquidity

          Our cash and investment grade securities totaled $311,011 at June 30, 2007, as compared to $311,567 at December 31, 2006. Our leverage remains consistent as our ratio of equity to total assets was 27.7% at June 30, 2007 as compared to 27.8% at December 31, 2006. At June 30, 2007 our maximum borrowing capacity under match funded liabilities, lines of credit and other secured borrowings was $1,257,826, an increase of $82,826 as compared to December 31, 2006. At June 30, 2007, $288,063 of the maximum borrowing capacity was unused.

SEGMENTS

          The following table presents assets and liabilities of each of our business segments at June 30, 2007:

	Residential Servicing	Ocwen Recovery Group	Residential Origination Services	Corporate Items and Other	Business Segments Consolidated

Assets:
Cash	$—	$—	$381	$171,046	$171,427
Trading securities:
Investment grade	—	—	—	139,584	139,584
Subordinates and residuals	—	—	33,237	523	33,760
Investments in certificates of deposit	—	—	—	74,615	74,615
Loans held for resale	—	—	103,360	—	103,360
Advances	296,964	—	6,993	1,112	305,069
Match funded advances	612,912	—	—	—	612,912
Mortgage servicing rights	221,101	—	—	5,436	226,537
Receivables	22,570	6,379	8,700	26,737	64,386
Deferred tax asset, net	—	—	—	172,612	172,612
Premises and equipment	754	5,302	1,268	30,114	37,438
Other assets	62,598	52,262	8,930	47,121	170,911

Total assets	$1,216,899	$63,943	$162,869	$668,900	$2,112,611

Liabilities:
Match funded liabilities	$579,031	$—	$—	$—	$579,031
Servicer liabilities	251,265	—	—	—	251,265
Lines of credit and other secured borrowings	291,400	27,825	65,326	61,743	446,294
Debt securities	—	—	—	150,275	150,275
Other liabilities	22,703	14,288	4,879	55,974	97,844

Total liabilities	$1,144,399	$42,113	$70,205	$267,992	$1,524,709

          The following table presents the pre-tax statements of operations for each of our business segments for the six months ended June 30, 2007:

	Residential Servicing	Ocwen Recovery Group	Residential Origination Services	Corporate Items and Other	Business Segments Consolidated

Revenue:
Servicing and subservicing fees	$173,741	$8,130	$235	$2,563	$184,669
Process management fees	6,827	—	33,722	96	40,645
Other revenues	3,151	—	555	3,020	6,726

Total revenue	183,719	8,130	34,512	5,679	232,040

Operating expenses:
Compensation and benefits	17,165	4,023	7,698	16,260	45,146
Amortization of servicing rights	59,390	—	—	398	59,788
Servicing and origination	14,804	745	13,366	13	28,928
Technology and communications	7,602	1,017	3,644	(2,101)	10,162
Professional services	5,825	635	867	5,759	13,086
Occupancy and equipment	6,555	805	1,252	2,358	10,970
Other operating expenses	12,449	2,274	8,267	(14,171)	8,819

Total operating expenses	123,790	9,499	35,094	8,516	176,899

Income (loss) from operations	59,929	(1,369)	(582)	(2,837)	55,141

Other income (expense):
Interest income	488	—	13,070	6,058	19,616
Interest expense	(23,168)	(181)	(4,000)	(2,982)	(30,331)
Gain (loss) on trading securities	—	—	19,874	(793)	19,081
Loss on loans held for resale, net	—	—	(2,693)	—	(2,693)
Other, net	(3,323)	41	2,357	815	(110)

Other income (expense), net	(26,003)	(140)	28,608	3,098	5,563

Income (loss) before income taxes	$33,926	$(1,509)	$28,026	$261	$60,704

Residential Servicing

          The following table sets forth information regarding residential loans and real estate serviced for others:

	Loans (2)		Real Estate (4)		Total (1)(3)(5)

	Amount	Count	Amount	Count	Amount	Count

June 30, 2007:
Performing	$43,890,304	372,996	$—	—	$43,890,304	372,996
Non-performing	7,806,841	64,416	2,138,772	17,843	9,945,613	82,259

	$51,697,145	437,412	$2,138,772	17,843	$53,835,917	455,255

December 31, 2006:
Performing	$45,121,797	400,288	$—	—	$45,121,797	400,288
Non-performing	6,232,877	58,321	1,479,354	15,056	7,712,231	73,377

	$51,354,674	458,609	$1,479,354	15,056	$52,834,028	473,665

June 30, 2006:
Performing	$40,341,746	332,879	$—	—	$40,341,746	332,879
Non-performing	5,510,538	57,030	1,234,812	13,947	6,745,350	70,977

	$45,852,284	389,909	$1,234,812	13,947	$47,087,096	403,856

(1)

At June 30, 2007, we serviced 297,692 subprime loans and real estate with a UPB of $41,507,813 as compared to 309,222 subprime loans with a UPB of $40,092,000 at December 31, 2006. At June 30, 2006, we serviced 289,312 subprime loans with a UPB of $37,751,125. Subprime loans represent residential loans we service that were made to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac (nonconforming loans).

(2)

Performing loans include those that are current or have been delinquent for less than 90 days in accordance with their original terms and those loans that are current or have been delinquent for less than 60 days under the terms of a forbearance plan. All other loans are considered to be non-performing.

(3)

We serviced under subservicing contracts 122,409 residential loans and real estate with a UPB of $10,872,390 as of June 30, 2007. This compares to 150,783 residential loans and real estate with a UPB of $14,522,707 at December 31, 2006 and 124,565 residential loans and real estate with a UPB of $10,983,287 at June 30, 2006.

(4)	Real estate includes $713,832, $674,279 and $702,031 of foreclosed residential properties serviced for the VA at June 30, 2007, December 31, 2006 and June 30, 2006, respectively.
(5)

The average total UPB of residential loans and real estate serviced during the three months ended June 30, 2007 and 2006 was $55,561,846 and $45,406,801, respectively. Year to date, the average total UPB was $54,872,085 and $44,380,686 for 2007 and 2006, respectively.

          The following table sets forth information regarding the changes in our portfolio of residential assets serviced for others during the six months ended June 30, 2007:

	Amount	Count

Servicing portfolio at December 31, 2006	$52,834,028	473,665
Additions	13,420,923	80,266
Less: Runoff	(12,419,034)	(98,676)

Servicing portfolio at June 30, 2007	$53,835,917	455,255

          Additions primarily represent servicing purchased from the owners of the mortgages, and servicing obtained by entering into subservicing agreements with entities that own the servicing rights. Runoff includes principal repayments on loans, servicing transfers and other asset resolutions.

          In addition to acting as servicer and subservicer, we are the backup servicer for a large trust company on up to $30,000,000 of mortgage loans in the event that the trustee terminates the primary servicer. The agreement requires that we complete within 60 days the transfer of servicing from the terminated primary servicer, as long as the related servicing fee at the time of the related securitization was a commercially acceptable servicing fee. As backup servicer, we are entitled to all servicing compensation to which the terminated servicer would have been entitled. We are not required to fund delinquency or servicer advance obligations or compensating interest obligations on the loans that we accept.

Comparative selected balance sheet data is as follows:

	June 30, 2007	December 31, 2006

Advances	$296,964	$314,869
Match funded advances	612,912	572,708
Mortgage servicing rights	221,101	179,246
Other	85,922	52,931

Total assets	$1,216,899	$1,119,754

Match funded liabilities	$579,031	$510,236
Servicer liabilities	251,265	383,549
Lines of credit and other secured borrowings	291,400	217,907
Other	22,703	26,990

Total liabilities	$1,144,399	$1,138,682

          Advances. During any period in which the borrower is not making payments, we are required under certain servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market real estate properties on behalf of investors. We are entitled to recover advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. During the first quarter of 2007, we increased the efficiency of our advance line utilization to maximize the percentage of collections that were applied directly to advances rather than being remitted to custodial accounts. This increased efficiency resulted in reductions of both advances and borrower payments due to custodial accounts, a component of servicer liabilities. This decline was largely offset by increased advance requirements as a result of growth in the servicing portfolio, higher delinquencies and slower prepayments. See Note 4 to the Interim Consolidated Financial Statements for additional details of the composition of advances.

          Match Funded Advances. As disclosed in Note 5 to the Interim Consolidated Financial Statements, match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs, in exchange for cash. We made these transfers under the terms of two advance facility agreements, as amended. As a result, we include the SPEs in our consolidated financial statements.

The match funded advances are owned by the SPEs and are not available to satisfy general claims of our creditors. The $40,204 increase in match funded advances during the six months ended June 30, 2007 is primarily due to the April 2007 increase from $100,000 to $200,000 in borrowing capacity under the variable funding note issued under the larger of our two match funding facilities.

          Mortgage Servicing Rights. The unamortized balance of MSRs is primarily related to subprime residential loans. MSRs increased by $41,855 during the first six months of 2007 as purchases of $101,245 exceeded amortization of $59,390. At June 30, 2007, we serviced loans under 499 servicing agreements for 44 investors. This compares to 487 servicing agreements for 43 investors at December 31, 2006. See Note 6 to the Interim Consolidated Financial Statements for additional information on mortgage servicing rights.

          Match Funded Liabilities. As disclosed in Note 9 to the Interim Consolidated Financial Statements, match funded liabilities are obligations secured by the collateral underlying the related match funded advances and are repaid through the cash proceeds arising from those assets. We account for and report match funded liabilities as secured borrowings with pledges of collateral. As of June 30, 2007 and December 31, 2006, all of our match funded liabilities were secured by advances on loans serviced for others. The $68,795 increase in match funded liabilities during the first six months of 2007 primarily reflects a net increase in borrowing capacity. Our maximum borrowing capacity under match funded facilities was $630,000 at June 30, 2007, as compared to $565,000 at December 31, 2006. This increase is the result of an amendment to our larger facility in April 2007 that increased the maximum borrowing available through the variable funding note from $100,000 to $200,000. Partially offsetting this increase in January 2007, we negotiated an amendment to our smaller facility that reduced our borrowing capacity from $125,000 to $90,000.

          Servicer Liabilities. Servicer liabilities represent amounts we have collected, primarily from residential servicing borrowers, that will be deposited in custodial accounts, paid directly to an investment trust or refunded to borrowers. The balances at June 30, 2007 and December 31, 2006 consisted primarily of borrower payments due to custodial accounts. The $132,284 decrease in servicer liabilities during the six months ended June 30, 2007 is primarily the result of a $127,876 decline in the amount of borrower payments due to custodial accounts. As disclosed above, during the first quarter of 2007, we increased the efficiency of our advance line utilization to maximize the percentage of collections that were applied directly to advances rather than being remitted to custodial accounts. This increased efficiency resulted in reductions of both advances and borrower payments due to custodial accounts, a component of servicer liabilities. See Note 8 to the Interim Consolidated Financial Statements for additional details of the principal components of servicer liabilities.

          Lines of Credit and Other Secured Borrowings. As of June 30, 2007, the maximum borrowing capacity under our senior secured credit agreement was $300,000. Borrowings under this agreement may be secured by MSRs, advances on loans serviced for others, receivables and mortgage loans. The $73,493 increase in the amount outstanding under this facility during the six months ended June 30, 2007 reflects an increase in our utilization of $160,000 of additional borrowing capacity that became available to us as a result of amendments to this agreement that we negotiated in August and November of 2006. See Note 10 to our Interim Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

Comparative selected operations data for the periods ended June 30 is as follows:

	Three months		Six months

	2007	2006	2007	2006

Revenue:
Servicing and subservicing fees	$84,929	$79,693	$173,741	$155,673
Other	5,333	3,249	9,978	7,178

Total revenue	90,262	82,942	183,719	162,851

Operating expenses:
Compensation and benefits	8,983	7,602	17,165	15,447
Amortization of servicing rights	27,336	27,650	59,390	53,938
Servicing and origination	7,468	6,657	14,804	12,767
Other	16,648	16,765	32,431	32,151

Total operating expenses	60,435	58,674	123,790	114,303

Income from operations	29,827	24,268	59,929	48,548

Other income (expense):
Interest expense:
Match funded liabilities	(7,837)	(5,387)	(15,879)	(10,288)
Lines of credit and other secured borrowings	(2,673)	(374)	(4,797)	(857)
Other	(1,409)	(788)	(2,492)	(1,966)

	(11,919)	(6,549)	(23,168)	(13,111)
Other	(3,392)	386	(2,835)	504

Total other expense	(15,311)	(6,163)	(26,003)	(12,607)

Income before income taxes	$14,516	$18,105	$33,926	$35,941

          Servicing and Subservicing Fees. The principal components of servicing and subservicing fees for the periods ended June 30 are provided in the table below:

	Three months		Six months

	2007	2006	2007	2006

Servicing and subservicing fees	$58,333	$48,671	$115,284	$96,904
Late charges	9,490	9,092	20,188	18,280
Revenue from custodial accounts (float earnings)	7,288	13,107	18,026	21,923
Prepayment and collection related fees	2,892	2,424	6,134	4,891
Other fees	6,926	6,399	14,109	13,675

	$84,929	$79,693	$173,741	$155,673

          Servicing and subservicing fees for the three and six months ended June 30, 2007 increased by 20% and 19%, respectively, as compared to the same periods of 2006. The increase is primarily due to an increase in the average balance of loans serviced, offset in part by the impact of rising delinquencies and lower fees associated with subservicing agreements. The average balance of loans serviced (excluding real estate) during the three and six months ended June 30, 2007 increased by 21% and 23%, respectively, as compared to the same periods of 2006. We collect servicing fees, generally expressed as a percent of the UPB, from the borrowers’ payments. We recognize servicing fees as revenue upon collection. Delinquencies affect the timing of servicing fee revenue recognition, but not the ultimate collection of servicing fees. Servicing fees generally have the same standing as advances in that they are satisfied before any interest or principal is paid by the securitization trust on the bonds. The increase in the average balance of loans serviced is the result of portfolio growth coupled with reduced run-off of the existing portfolio due to slower prepayment speeds. Second quarter and year to date 2007 mortgage prepayment speeds averaged 23% and 24%, respectively. This compares to an average of 30% for both of the same periods of 2006. The decline in mortgage prepayment speeds is largely due to rising subprime mortgage interest rates and slowing home price appreciation.

          Late charges are 4% and 10% higher for the three and six months ended June 30, 2007, respectively, as compared to the corresponding periods of 2006. Although delinquencies are rising and the average balance of the loan servicing portfolio grew by 21% and 23% during the three and six months ended June 30, 2007, respectively, late charges have grown more slowly because they are not recognized as revenue until they are collected.

          The decline in float earnings in the 2007 periods as compared to the same periods of 2006 is due to a decline in both the average float balance and the average yield we earned on these funds. The decline in the average balance of these accounts reflects a decline in mortgage prepayment speeds and an increase in delinquencies offset in part by the growth in the servicing portfolio. The following table summarizes information regarding float earnings for the periods ended June 30:

	Three months		Six months

	2007	2006	2007	2006

Average custodial account balances	$719,500	$1,004,300	$822,800	$994,397
Float earnings	$7,288	$13,107	$18,026	$21,923
Annualized yield	4.05%	5.22%	4.38%	4.40%

          The underlying servicing agreements restrict the investment of float balances to certain types of instruments. We are responsible for any losses incurred on the investment of these funds. The lower yield in the second quarter of 2007 as compared to 2006 primarily reflects a change in the mix of investments.

          Amortization of Servicing Rights. In spite of a 54% increase in the average balance of our investment in MSRs, amortization expense for the second quarter of 2007 decreased by $314 or 1%, as compared to the second quarter of 2006. Year to date, the average balance of MSRs increased by 42% in 2007 while amortization expense increased by $5,452 or 10%, as compared to 2006. Average prepayment speeds were 23% and 24% for the second quarter and year to date periods of 2007, respectively, as compared to 30% for the 2006 periods. Slower actual and projected mortgage prepayment speeds have reduced the rate of amortization, as we expect to earn the servicing income over a longer period of time. We amortize mortgage servicing rights in proportion to and over the period of estimated net servicing income.

          Interest Expense. The increase in interest expense in the 2007 periods reflects an increase in financing costs associated with our servicing advances and MSRs because of the growth in our investment in these assets, increased borrowing capacity and higher interest rates. The average combined balance of advances and match funded advances increased by 28% and 29% during the three and six months ended June 30, 2007, respectively, as compared to the same periods of 2006. The higher average servicing advance balances in 2007 reflect a larger servicing portfolio, higher delinquencies and slower prepayment speeds. The majority of our credit facilities bear interest at rates that are adjusted regularly based on the 1-Month LIBOR. Although the 1-Month LIBOR has decreased slightly from 5.35% at June 30, 2006 to 5.32% at June 30, 2007, average 1-Month LIBOR rates increased from 4.84% for the first six months of 2006 to 5.32% for the first six months of 2007.

Ocwen Recovery Group

Comparative selected balance sheet data is as follows:

	June 30, 2007	December 31, 2006

Receivables	$6,379	$318
Premises and equipment	5,302	40
Goodwill and intangibles	49,676	—
Other	2,586	2

Total assets	$63,943	$360

Lines of credit and other secured borrowings	$27,825	$—
Other	14,288	2,154

Total liabilities	$42,113	$2,154

Comparative selected operations data for the periods ended June 30 is as follows:

	Three months		Six months

	2007	2006	2007	2006

Revenue	$6,343	$1,856	$8,130	$4,057
Operating expenses	7,457	1,928	9,499	4,561

Loss from operations	(1,114)	(72)	(1,369)	(504)
Other income (expense), net	(142)	192	(140)	274

Income (loss) before income taxes	$(1,256)	$120	$(1,509)	$(230)

          Ocwen Recovery Group’s results for the second quarter of 2007 have been impacted by our acquisition of NCI on June 6, 2007. For the period from June 6, 2007 through June 30, 2007, NCI incurred a pre-tax loss of $438. Revenues for this period were $4,801 and operating expenses were $5,062. NCI’s total assets at June 30, 2007 were $63,268, including $49,676 of goodwill and intangibles. Total liabilities of NCI at June 30, 2007 were $39,688, including $27,500 borrowed under a secured credit agreement to partially fund the acquisition.

Residential Origination Services

Comparative selected balance sheet data is as follows:

	June 30, 2007	December 31, 2006

Subordinate and residual trading securities	$33,237	$64,576
Loans held for resale	103,360	99,064
Other	26,272	31,161

Total assets	$162,869	$194,801

Lines of credit and other secured borrowings	65,326	92,242
Other	4,879	5,464

Total liabilities	$70,205	$97,706

          Subordinate and Residual Trading Securities. We acquired residual securities directly from third parties or retained them in connection with loan securitization transactions. The $31,339 decline in subordinate and residual securities during the first six months of 2007 is primarily due to our sale of the UK residuals, which had a value of $20,728 at December 31, 2006, the receipt of cash distributions on other securities and declines in fair value that reflect current conditions in the subprime mortgage market.

          Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. The weighted average remaining life of these securities was 3.92 years at June 30, 2007. The anticipated effective yield to maturity as of June 30, 2007 based on the purchase price, actual cash flows received to date and the current estimate of future cash flows under the assumptions used in valuing the securities was 19.22% as compared to 25.12% at December 31, 2006. Each quarter, we update the assumptions used to estimate future cash flows based on the actual results to date. The primary assumptions include prepayment speeds, loss rates, delinquencies and the discount rate. The mortgages that underlie the subordinate and residual securities amounted to $952,881 at June 30, 2007 and are secured by properties located in 47 states and one U.S territory. The largest aggregate value of mortgages in any one state is $144,191 in Florida.

          Loans Held for Resale. Loans held for resale represent single-family residential loans originated or acquired by our Residential Origination Services segment that we intend to sell or securitize. Loans held for resale are carried at the lower of cost or market value and were comprised of the following at June 30, 2007:

•

Loans with a carrying value of $57,326, net of a market valuation reserve of $7,078, originated in connection with our subprime origination operation that we decided to close in January 2007. This compares to a carrying value of $42,727, net of market valuation reserves of $3,184, at December 31, 2006. The increase in carrying value during the first six months of 2007 is due to the origination of $15,297 of loans pursuant to commitments that existed at December 31, 2006 and the repurchase of $6,945 of loans that were sold in 2006, offset in part by principal payments, foreclosures and an increase in market valuation reserves. There were no sales during the first six months of 2007. As of June 30, 2007, we had no outstanding commitments to fund subprime loans, and we do not anticipate any additional significant loan repurchases related to our subprime origination operation. The carrying value at June 30, 2007 includes $9,051 of non-performing loans. Non-performing loans have been delinquent for 90 days or more.

•

Loans with a carrying value of $9,503 ($11,652 at December 31, 2006) originated in response to requests from Residential Servicing customers to refinance their mortgages. Only loans with sales commitments prior to closing are originated under this program. Of the loans outstanding at June 30, 2007, all were sold in July 2007.

•

Loans with a carrying value of $36,531, net of a market valuation reserve of $9,577, acquired as a part of our whole loan purchase and securitization activities. This compares to loans with a carrying value of $44,685, net of market valuation reserves of $10,610, at December 31, 2006. The decline in carrying value during the first six months of 2007 is primarily due to principal payments and foreclosures. The carrying value at June 30, 2007 includes $24,068 of non-performing loans. We had no whole loan purchase or securitization transactions during the first six months of 2007.

          Lines of Credit and Other Secured Borrowings. Our borrowing under lines of credit and other secured borrowing consisted principally of amounts borrowed under repurchase agreements to fund the purchase or origination of loans held for resale and the purchase of residual trading securities. The decline in borrowing of $26,916 during the first six months of 2007 was primarily due to limits on the age of the collateral and increased collateral requirements reflecting current conditions in the subprime mortgage market. See Note 10 to the Interim Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

Comparative selected operations data for the periods ended June 30 is as follows:

	Three months		Six months

	2007	2006	2007	2006

Revenue:
Process management fees	$16,941	$16,676	$33,722	33,887
Other	494	440	790	559

Total revenue	17,435	17,116	34,512	34,446

Operating expenses:
Compensation and benefits	3,300	6,031	7,698	14,518
Servicing and origination	7,146	5,962	13,366	12,916
Other	7,814	7,505	14,030	15,549

Total operating expenses	18,260	19,498	35,094	42,983

Income (loss) from operations	(825)	(2,382)	(582)	(8,537)

Other income (expense):
Interest income:
Subordinate and residual trading securities	3,053	3,410	7,050	6,199
Loans held for resale	2,830	875	5,900	13,668
Other	104	92	120	208

Total interest income	5,987	4,377	13,070	20,075
Interest expense	(1,798)	(2,171)	(4,000)	(12,263)
Gain on trading securities	24,229	1,774	19,874	1,909
Loss on loans held for resale, net	(150)	(3,436)	(2,693)	(1,221)
Other, net	327	484	2,357	3,726

Total other income, net	28,595	1,028	28,608	12,226

Income (loss) before income taxes	$27,770	$(1,354)	$28,026	$3,689

          Operating Expenses. The decline in operating expenses in the first six months of 2007 primarily reflects the impact of our decision to close our subprime loan origination operation. Also, operating expenses for the first quarter of 2006 included underwriting fees and other direct costs incurred in connection with a loan securitization transaction.

          Interest Income. The $7,768 or 57% decline in interest income on loans held for resale in the first six months of 2007 as compared to the same period of 2006 is largely due to a 58% decrease in the average balance of loans held for resale, primarily as a result of loan sales and securitizations during 2006 and the winding down of our subprime loan origination operation beginning in January 2007. During the first quarter of 2006, we completed a securitization of $428,168 of the loans that we had acquired in the fourth quarter of 2005. At the beginning of the second quarter of 2006, we also completed the securitization of $214,522 of loans that we had acquired during the first quarter of 2006. These two securitizations are the principal cause of the substantial decline in interest income on loans held for resale in the second quarter of 2006.

          Interest Expense. The decrease in interest expense in the first six months of 2007 as compared to the same period of 2006 reflects reduced funding requirements as a result of the decline in the average balance of loans held for resale, offset in part by higher interest rates. The majority of our credit facilities bear interest at rates that adjust regularly based on the 1-Month LIBOR, the average of which rose from 4.84% in the first six months of 2006 to 5.32% in the first six months of 2007.

          Gain on Trading Securities. The gain on trading securities in the 2007 periods is primarily due to a gain of $25,587 from the sale of the UK residuals during the second quarter, partially offset by unrealized losses to record other subordinates and residuals at fair value. As discussed in Note 12 to the Interim Consolidated Financial Statements, during the fourth quarter of 2006 we entered into credit default swaps to hedge portions of our portfolio of residual and subordinate securities against the effect of credit defaults on the underlying mortgage loans. During the first six months of 2007, we recorded $1,984 of net gains on the credit default swaps. These gains are included in Other, net.

          Loss on Loans Held for Resale, Net. The components of gain (loss) on loans held for resale, net for the periods ended June 30 are:

	Three months		Six months

	2007	2006	2007	2006

Gain (loss) on sales and securitizations	$435	$(1,977)	$1,227	$1,128
Valuation losses	(585)	(1,460)	(3,920)	(2,349)

	$(150)	$(3,437)	$(2,693)	$(1,221)

          In 2007, the gain on sales and securitizations consists principally of the recovery in the second quarter of premiums on loans repurchased by the original seller and the reversal in the first quarter of the majority of a reserve that we established in 2006 to provide for a contingent repurchase obligation on sold loans. During the second quarter of 2006, we recorded a loss of $2,294 on the securitization of $214,522 of loans, the majority of which we had acquired during the first quarter of 2006. Year to date, gains for 2006 include a gain of $3,105 recognized in the first quarter on the securitization of loans with a carrying value of $428,168 that we had acquired during the fourth quarter of 2005. Valuation losses represent charges that we recorded to reduce loans held for resale to market value.

          Other, Net. Other income for the second quarter of 2007 and 2006 includes $262 and $1,251, respectively, of net realized and unrealized gains related to Eurodollar interest rate futures contracts, interest rate swap agreements and credit default swap agreements. Year to date, net realized and unrealized gains for 2007 and 2006 related to those instruments were $2,386 and $2,898, respectively. See Note 12 to the Interim Consolidated Financial Statements for additional information regarding our use of derivative financial instruments.

Corporate Items and Other

Comparative selected balance sheet data is as follows:

	June 30, 2007	December 31, 2006

Cash	$171,046	$235,449
Trading securities	140,107	75,652
Investment in certificates of deposit	74,615	72,733
Receivables	26,737	26,813
Deferred tax assets, net	172,612	176,135
Premises and equipment, net	30,114	32,943
Investment in OSI	25,000	—
Investment in BMS Holdings	—	46,072
Other	28,669	29,031

Total assets	$668,900	$694,828

Lines of credit and other secured borrowings	$61,743	$14,371
Debt securities	150,275	150,329
Other	55,974	46,732

Total liabilities	$267,992	$211,432

          Trading Securities. The $64,455 increase in trading securities during the first six months of 2007 is primarily due to a $44,257 increase in investment grade commercial paper and a $20,677 increase in investment grade collateralized mortgage obligations. Our investment in commercial paper, which totaled $90,469 at June 30, 2007, matured on July 2, 2007.

          Investment in OSI. Our investment in OSI represents a 25% ownership interest which we account for using the equity method of accounting. We and a number of other investors have committed to invest up to $300,000 in OSI, a new business that will invest in the lower tranches and residuals of residential mortgage backed securities, the related mortgage servicing rights and other similar assets. OSI issued capital calls in May and June 2007, which resulted in our investing $25,000. We have committed to invest up to $75,000 in OSI.

          Investment in BMS Holdings. In February 2007, we received a distribution equal to our $45,894 initial investment in BMS Holdings. We recorded this distribution as a reduction of our investment. Our investment in BMS Holdings represents an equity interest of 46%. During the second quarter of 2007, we suspended the application of the equity method of accounting when our investment reached zero.

          Lines of Credit and Other Secured Borrowings. The $47,372 increase in lines of credit and other secured borrowings during the first six months of 2007 is the result of two new borrowings. In January 2007, we entered into a securities repurchase agreement.

The balance outstanding under this agreement at June 30, 2007 was $41,801, which was secured by $47,177 of investment grade securities. In February 2007, we also entered into a line of credit agreement secured by commercial MSRs and advances. As of June 30, 2007 we had borrowed $5,726 under this agreement.

          Other Liabilities. Other liabilities are primarily comprised of accruals for incentive compensation awards, audit fees, legal matters, interest on debt securities, other operating expenses and customer deposits held by Bankhaus Oswald Kruber GmbH & Co. ("BOK"), our German bank subsidiary. Other liabilities at June 30, 2007 also included an obligation to invest $12,500 in OSI as a result of the capital call in June 2007. This obligation was paid in July 2007. Subsequent to June 30, 2007, management has decided to investigate the possibility of selling BOK to a new investor group. However, we are in the early stages of this process, and management has reached no decision regarding this potential sale.

Comparative selected operations data for the periods ended June 30 is as follows:

	Three months		Six months

	2007	2006	2007	2006

Revenue	$2,972	$3,222	$5,679	$6,232
Operating expenses	3,595	4,314	8,516	9,881

Loss from operations	(623)	(1,092)	(2,837)	(3,649)
Other income, net	1,543	1,615	3,098	3,101

Income (loss) before income taxes	$920	$523	$261	$(548)

MINORITY INTEREST IN SUBSIDIARY

          Minority interest of $2,095 and $1,790 at June 30, 2007 and December 31, 2006, respectively, primarily represented the 30% investment in GSS held by ML IBK Positions, Inc.

STOCKHOLDER’S EQUITY

          Stockholders’ equity amounted to $585,807 at June 30, 2007 as compared to $557,979 at December 31, 2006. The $27,828 increase in stockholders’ equity during the first six months of 2007 was primarily due to net income of $39,571 and compensation related to employee share-based awards of $3,182, partially offset by the repurchase of one million shares for $14,520 and a $1,483 reduction to retained earnings that represents the cumulative effect of adopting FIN 48.

          Information regarding purchases we made of our own common stock during the six months ended June 30, 2007 is as follows:

Period	Number of shares	Average Share Price paid	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plans

May 1 – May 31	1,000,000	$14.52	—	5,568,900

          A total of one million shares were purchased on May 1, 2007 from two entities controlled by a member of OCN’s Board of Directors at a price of $14.52 per share.

INCOME TAX EXPENSE (BENEFIT)

          The following table provides details of our income tax expense for the periods ended June 30:

	Three months		Six months

	2007	2006	2007	2006

Income tax expense on income before taxes	$14,759	$3,519	$21,133	$8,444
Reversal of valuation allowance on deferred tax assets	—	(145,211)	—	(145,211)

Total income tax expense (benefit)	$14,759	$(141,692)	$21,133	$(136,767)

          Our effective tax rate for the first six months of 2007 was 34.81% as compared to 21.73% for the first six months of 2006. Our effective rate of 21.73% for the first six months of 2006 excludes the impact of the reversal of the valuation allowance discussed below, but includes a reduction of 12.91% for the anticipated use of tax credits during 2006.  No such reduction is included in our effective tax rate for the first six months of 2007 because we reversed the valuation allowance against our deferred tax assets during the second quarter of 2006.

Our effective tax rate of 34.81% for the first six months of 2007 includes a benefit of approximately 0.86% associated with the recognition of certain foreign deferred tax assets.

          In the second quarter of 2006, we reversed $145,211 of valuation allowances on our deferred tax assets in order to increase the net deferred tax asset to the amount that is more likely than not to be realized in future periods. In assessing the amount of the valuation allowance in the second quarter of 2006, we primarily based our determination that it was appropriate to reverse $145,211 on the following:

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

LIQUIDITY AND CAPITAL RESOURCES

          Our primary sources of funds for liquidity are:

•	Match funded liabilities	•	Payments received on loans held for resale
•	Lines of credit and other secured borrowings	•	Payments received on trading securities
•	Servicing fees, including float earnings	•	Debt securities

          Our primary uses of funds are the funding of servicing advances, purchases of MSRs, the payment of interest and operating expenses and repayments of borrowings. Our funding requirements related to loan originations has diminished in 2007 as we have decided to close our subprime loan origination business. We closely monitor our liquidity position and ongoing funding requirements, and we invest available funds in short-term investment grade securities. At June 30, 2007, we had $169,470 of unrestricted cash, which represented 8% of total assets. We also had $139,584 of investment grade securities at June 30, 2007, of which $47,177 were sold under agreements to repurchase. Total cash and investment grade securities comprised 14.7% of total assets at June 30, 2007.

          Our ability to expand our Residential Servicing business depends in part on our ability to obtain additional financing to purchase new servicing rights and to fund servicing advances. Rising delinquencies, slower prepayment speeds and growth in the servicing portfolio have combined to increase our advance funding requirements. We currently use a variety of sources of debt to finance servicing advances and mortgage servicing rights, including match funded agreements and secured credit facilities. Our credit facilities provide financing to us at amounts that are less than the full value of the related servicing assets that serve as collateral for the credit facilities. If we cannot replace or renew these sources as they mature or obtain additional sources of financing, we may be unable to acquire new servicing rights or make the associated advances.

          During the first six months of 2007, our overall borrowing capacity on existing credit facilities increased from $1,175,000 at December 31, 2006 to $1,257,826 at June 30, 2007. Our credit facilities are summarized as follows at June 30, 2007:

	Maturity	Maximum Borrowing Capacity	Unused Borrowing Capacity	Balance Outstanding

Residential Servicing:
Match funded liability (1)	Nov. 2012 – Mar. 2014	$540,000	$22,521	$517,479
Match funded liability	Jan. 2008	90,000	26,796	63,204
Secured line of credit (2)	Aug. 2007	300,000	8,600	291,400

		930,000	57,917	872,083

Ocwen Recovery Group:
Secured line of credit	Jun 2008 – May 2012	32,500	4,853	27,647
Insurance premium financing	Dec. 2007	—	—	178

		32,500	4,853	27,825

Residential Origination Services:
Repurchase agreement (3)	Aug. 2007	135,000	135,000	—
Repurchase agreement	Oct. 2007	25,000	17,397	7,603
Repurchase agreement	Dec. 2007	125,000	68,296	56,704
Repurchase agreement	Apr. 2036	—	—	1,019

		285,000	220,693	65,326

Corporate Items and Other:
Mortgage	Oct. 2014	—	—	14,216
Secured line of credit (6)	Aug. 2007	10,326	4,600	5,726
Repurchase agreement (5)	—	—	—	41,801
Convertible Notes	Aug. 2024	—	—	96,900
Capital Securities	Aug. 2027	—	—	53,375

		10,326	4,600	212,018

Total borrowings		1,257,826	288,063	1,177,252
Fair value adjustment (1)		—	—	(1,652)

		$1,257,826	$288,063	$1,175,600

(1)

The $165,000 fixed-rate term note issued in 2006 is carried on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established through the use of an interest rate swap. Maximum borrowing through the variable funding note issued under this facility increased from $100,000 to $200,000 as a result of an amendment negotiated on April 3, 2007.

(2)

We are currently in negotiations with the lender to extend the maturity and to expand the borrowing capacity of this agreement. We currently anticipate that these negotiations will be completed on or around August 15, 2007.

(3)	This line has been replaced by a temporary bridge financing facility and will be allowed to expire.
(4)	This is a temporary bridge financing facility that will be replaced when we have obtained permanent financing for our loans held for resale.
(5)	This agreement has no stated credit limit or maturity; however, each transaction matures and is renewed monthly.
(6)	We are negotiating to extend the maturity of this agreement.

          Under certain of our credit facilities, we are required to maintain minimum liquidity levels. In addition, a number of our credit agreements under which we have available borrowing capacity mature at various dates during the next twelve months. At June 30, 2007, we had an aggregate balance of $466,763 outstanding under agreements maturing within one year, including $403,412 maturing during the remainder of 2007.

          While delinquencies in the residential servicing portfolio do not affect the ultimate collection of servicing fees or the recovery of servicing advances, they do delay the timing of collection. Slower prepayment speeds have a negative short-term impact on servicing revenues because, although they lead to more revenue over the life of the servicing agreement, they also result in lower float balances and float earnings.

          We have the following anticipated uses of cash in 2007:

•	Cash requirements to fund our acquisition of additional servicing rights and related advances and to fund existing operations;
•	Planned investment of an additional $50,000 in OSI; and
•	Possible investment of as much as $75,000 in a new investment venture that will invest in non-performing loans.

          In addition to the anticipated uses of cash identified above, we are also considering additional strategic investments similar to OSI, additional acquisitions and additional common share repurchases. We may also consider retirement of our 10 7/8% Capital Securities, which we may redeem in whole or in part beginning August 1, 2007.

          We believe that our existing sources of liquidity, including internally generated funds, will be adequate to fund planned activities, although there can be no assurances in this regard. At June 30, 2007, we had $288,063 of unused borrowing capacity under existing credit agreements. We continue to evaluate our sources of funding for renewal and expansion. We also examine all of our asset classes to identify additional funding opportunities.

          Cash and investment grade securities totaled $311,011 at June 30, 2007 as compared to $311,567 at December 31, 2006.

Significant uses of funds for the six months ended June 30, 2007 include the following:
•	Funding requirements of our residential servicing operations totaled $294,917 consisting of:
•	Reduction of servicer liabilities	$ 132,284
•	Purchase of mortgage servicing rights	$ 101,245
•	Increase in interest bearing debt service accounts	$ 39,089
•	Increase in advances and match funded advances	$ 22,299
•	Purchase of NCI for $48,918, net of cash acquired
•	Repurchase of 1,000,000 shares of our common stock for $14,520
•	Investment in OSI of $12,500 (An additional $12,500 investment was accrued at June 30, 2007 and paid on July 12, 2007.)

Significant sources of funds for the six months ended June 30, 2007 include the following:
•	Net borrowings under advance financing facilities and lines of credit of $191,513
•	Distribution from BMS Holdings of $45,894
•	Proceeds from the sale of the UK residuals of $44,607

          Our operating activities used cash of $125,196 during the six months ended June 30, 2007. Our operating activities provided $480,392 of cash flows during the six months ended June 30, 2006. The decline in net cash flows from operating activities in the first six months of 2007 as compared to the same period of 2006 primarily reflects a significant reduction in proceeds from the sale and securitization of loans held for resale and increased funding requirements of our Residential Servicing business. These reductions were somewhat offset by a decline in net cash used by trading activities. During the first six months of 2007, net loan activity used cash of $13,040. During the first six months of 2006, net loan activity provided cash of $507,525. The reason for this change is that in 2007 we have decided to shut down our subprime origination business and we have not had any whole loan purchase and securitization activity, while we had significant origination and whole loan purchase and securitization activity during the first six months of 2006. The funding requirements of our residential servicing business are reflected in the decrease in servicer liabilities and increases in interest bearing debt service accounts and servicing advances, which collectively used $193,672 of cash during the six months ended June 30, 2007. These same items used $2,958 of cash during the first six months of 2006. The reason for this change is the growth of our residential servicing portfolio, coupled with declining prepayment speeds and rising delinquencies. Net cash used by trading activities declined by $104,590 in the first six months of 2007 compared to 2006 due to a decline in purchases of investment grade securities and the receipt of $44,607 from the sale of the UK residuals.

          Our investing activities used cash flows totaling $118,338 and $52,666 during the six months ended June 30, 2007 and 2006, respectively. In 2007, purchases of mortgage servicing rights of $102,582, an investment in OSI of $12,500 and net cash paid to acquire NCI of $48,918 were partially offset by the return of our original $45,894 investment in BMS Holdings. Cash used to acquire mortgage servicing rights was $49,876 greater in the first six months of 2007 than in the first six months of 2006.

          Our financing activities provided (used) cash flows of $178,380 and $(504,208) during the six months ended June 30, 2007 and 2006, respectively. Cash flows provided by financing activities in the first six months of 2007 primarily reflect net proceeds from match funded liabilities and lines of credit and other secured borrowings of $191,513, including $27,500 to partially fund the acquisition of NCI. We also repurchased one million shares of our common stock for $14,520. For the first six months of 2006, cash flows used by financing activities primarily reflect the repayment of collateralized borrowings used to finance loans held for resale as a result of loan sales and securitizations. Net repayments of match funded liabilities and lines of credit and other secured borrowings amounted to $490,625 during the first six months of 2006.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

          We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they become due. Such contractual obligations include our Convertible Notes, Capital Trust Securities, lines of credit and other secured borrowings and operating leases. See Note 14 to the Interim Consolidated Financial Statements for additional information regarding commitments and contingencies.

Off-Balance Sheet Arrangements

          In the normal course of business, we engage in transactions that are not reflected on our balance sheet. As of June 30, 2007, we had outstanding commitments to fund mortgage loans of $14,018 and outstanding commitments to sell $9,735 of loans held for resale. In addition to commitments to extend credit, we are party to various off-balance sheet financial instruments in the normal course of our business to manage our interest rate risk and credit risk. Through our investment in subordinate and residual securities, we also provide credit support to the senior classes of securities. We have also entered into non-cancelable operating leases and have committed to invest an additional $50,000 in OSI and approximately $18,750 in the purchase of a pool of non-performing loans. See Notes 12 and 14 to our Interim Consolidated Financial Statements for additional information regarding off-balance sheet arrangements.

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

RECENT ACCOUNTING DEVELOPMENTS

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and expands disclosures about fair value measurement. The FASB also issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” in February 2007, which gives entities the option to report at fair value many financial instruments and certain other items that are not currently required to be reported at fair value. The effective date for SFAS No. 157 and SFAS No. 159 is the first fiscal year that begins after November 15, 2007 (the year beginning January 1, 2008 for OCN). We are currently evaluating the provisions of SFAS No. 157 and SFAS No. 159 and have not yet determined the extent to which we may elect the fair value option in our accounting and reporting for financial instruments. For additional information regarding recent accounting pronouncements, see Note 2 to the Interim Consolidated Financial Statements.

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

          We are also exposed to liquidity risk primarily because of the highly variable daily cash requirements to support the Residential Servicing business including the requirement to make advances pursuant to servicing contracts and the process of remitting borrower payments to the custodial accounts. In general, we finance our operations through operating cash flows and various other sources including match funded agreements, secured lines of credit and repurchase agreements.

          Our Residential Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At June 30, 2007, we had residential servicing advances of $909,876 consisting of advances on loans serviced for others of $296,964 and match funded advances on loans serviced for others of $612,912.

          The primary risk associated with residential MSRs is that they will lose a portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates or rapidly increasing house prices. Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of MSRs. As of June 30, 2007, the carrying value and estimated fair value of our residential mortgage servicing rights were $221,101 and $316,116, respectively.

          We face little market risk with regard to our advances and match funded advances on loans serviced for others. This is because we are obligated to fund advances only to the extent that we believe that they are recoverable and because advances generally are the first obligations to be satisfied when a securitization trust disburses funds. We are indirectly exposed to interest rate risk by our funding of advances because approximately 80% of our total advances and match funded advances are funded through borrowing, and most of the debt is variable rate debt.

          We are also exposed to interest rate risk because earnings on float balances are affected by short-term interest rates. These float balances, which are not included in our financial statements, amounted to approximately $425,600 at June 30, 2007 and averaged approximately $719,500 for the quarter then ended. We report these earnings as a component of servicing and subservicing fees. Partially offsetting this risk is the fact that a large component of our outstanding debt is variable rate debt. Therefore, declining rates will also reduce our interest expense for that financing. We entered into interest rate swap agreements to hedge our float earnings against the effects of declining interest rates. However, we terminated these swaps in June 2007. At June 30, 2007, the combined balance of our match funded liabilities, debt securities, lines of credit and other secured borrowings totaled $1,175,600. Of this amount $847,583, or 72%, was variable rate debt, for which debt service costs are sensitive to changes in interest rates, and $328,017 was fixed rate debt. We have entered into interest rate swap agreements to convert the interest rate on $165,000 of our fixed rate debt to variable.

          Our balance sheet at June 30, 2007 included interest-earning assets totaling $435,730, including $139,584 of investment grade securities and $103,360 of loans held for resale.

Impact of Changes in Interest Rates on the Net Value of Interest Rate-Sensitive Financial Instruments

          We perform an interest rate sensitivity analysis of our portfolio of MSRs every quarter. We currently estimate that the fair value of the portfolio increases or decreases by approximately 0.67% and 0.94%, respectively, for every 50 basis point increase or decrease in interest rates. This sensitivity analysis is limited in that it was performed at a particular point in time; only contemplates certain movements in interest rates; does not incorporate changes in interest rate volatility; is subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and does not incorporate other factors that would impact our overall financial performance in such scenarios. We carry MSRs at the lower of amortized cost or fair value by strata. To the extent that fair value were to decline below amortized cost, we would record an impairment charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings. For these reasons, this interest rate sensitivity estimate should not be viewed as an earnings forecast.

          Our Investment Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. During May 2007, we sold the UK residuals and terminated our remaining British pound currency futures. We have entered into interest rate swaps and Eurodollar interest futures contracts to hedge our exposure to interest rate risk presented by our float earnings, loans held for resale and fixed-rate match funded liabilities. At June 30, 2007, we had sold short Eurodollar interest rate futures contracts with a notional amount of $347,000 and had open interest rate swaps with a notional amount of $165,000. See Note 12 to the Interim Consolidated Financial Statements for additional information regarding our use of derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to OCN, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by OCN in the reports that it files or submits under the Securities Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer or chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

          See “Note 14 Commitments and Contingencies” of the Interim Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A.  RISK FACTORS

          See our discussion of risk factors on page 21 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At our Annual Meeting of Shareholders held on May 10, 2007, the following individuals were elected to the Board of Directors of OCN:

	Votes For	Votes Withheld

William C. Erbey	57,617,976	548,993
Ronald M. Faris	57,586,797	580,172
Martha C. Goss	57,803,363	363,606
Ronald J. Korn	56,601,932	1,565,037
William H. Lacy	57,800,660	366,309
W. Michael Linn	55,466,189	2,700,780
W.C. Martin	56,492,445	1,674,524
Barry N. Wish	54,366,718	3,800,251

          Ratification of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2007 was also voted on and approved by the shareholders as follows:

Votes for	58,119,310
Votes against	26,369
Abstentions	21,289

          Shareholders also voted and approved the 2007 Equity Incentive Plan as follows:

Votes for	40,707,777
Votes against	9,880,324
Abstentions	147,190

ITEM 6.     EXHIBITS

(3) Exhibits.	(Exhibits marked with a “ * “ denote management contracts or compensatory plans or agreements)
2.1	Agreement of Merger dated as of July 25, 1999 among Ocwen Financial Corporation, Ocwen Asset Investment Corp. and Ocwen Acquisition Company (1)
2.2	Stock Purchase Agreement dated as of May 23, 2006 by and among Bankruptcy Management Solutions, Inc., Its Stockholders and Warrant Holder, and BMS Holdings, Inc. (2)
2.3

Amendment No.1 dated July 31, 2006 to the Stock Purchase Agreement by and among Bankruptcy Management Solutions, Inc., Its Stockholders and Warrant Holder, and BMS Holdings, Inc. The company agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request (2)

3.1	Amended and Restated Articles of Incorporation (3)
3.2	Amended and Restated Bylaws (4)
4.0	Form of Certificate of Common Stock (3)
4.1	Certificate of Trust of Ocwen Capital Trust I (5)
4.2	Amended and Restated Declaration of Trust of Ocwen Capital Trust I (5)
4.3	Form of Capital Security of Ocwen Capital Trust I (included in Exhibit 4.4) (5)
4.4	Form of Indenture relating to 10.875% Junior Subordinated Debentures due 2027 of OCN (5)
4.5	Form of 10.875% Junior Subordinated Debentures due 2027 of OCN (included in Exhibit 4.6) (5)
4.6	Form of Guarantee of OCN relating to the Capital Securities of Ocwen Capital Trust I (5)
4.7	Registration Rights Agreement dated as of July 28, 2004, between OCN and Jeffries & Company Inc. (6)
4.8	Indenture dated as of July 28, 2004, between OCN and the Bank of New York Trust Company, N.A., as trustee (6)
10.1*	Ocwen Financial Corporation 1996 Stock Plan for Directors, as amended (7)
10.2*	Ocwen Financial Corporation 1998 Annual Incentive Plan (8)
10.3	Compensation and Indemnification Agreement, dated as of May 6, 1999, between OAC and the independent committee of the Board of Directors (9)
10.4	Indemnity agreement, dated August 24, 1999, among OCN and OAC’s directors (10)
10.5*	Amended Ocwen Financial Corporation 1991 Non-Qualified Stock Option Plan, dated October 26, 1999 (10)
10.6	First Amendment to Agreement, dated March 30, 2000 between HCT Investments, Inc. and OAIC Partnership I, LP (10)
10.7*	Ocwen Financial Corporation Deferral Plan for Directors, dated March 7, 2005 (11)
10.8	Collateral Trust Agreement, dated June 28, 2005, between OCN and the Bank of New York Trust Company, N.A. (12)
10.9	Guaranty, dated June 28, 2005, from OCN to the Guaranteed Parties (12)

10.10	Cash Collateral Agreement, dated June 28, 2005, among OCN, Bank of New York Trust Company, N.A. as collateral Trustee and Bank of New York Trust Company, N.A. as Account Bank (12)
10.11	Stock Purchase Agreement, dated May 5, 2006, between Wishco, Inc. and OCN (13)
10.12*	Ocwen Financial Corporation 2007 Equity Incentive Plan, dated May 10, 2007 (14)
10.13	Stock Repurchase Agreement, dated April 30, 2007, among Wishco, Inc., BNW Partners and OCN (15)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference from a similarly described exhibit included with the Registrant’s Current Report on Form 8-K filed with the Commission on July 26, 1999.
(2)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
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

(8)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 1998 Annual Meeting of Shareholders as filed with the Commission on March 31, 1998.
(9)	Incorporated by reference from OAC’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
(10)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
(11)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
(12)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.
(13)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the Commission on May 11, 2006.
(14)	Incorporated by reference from the similarly described exhibit to our definitive Proxy Statement with respect to our 2007 Annual Meeting of Shareholders as filed with the Commission on March 30, 2007.
(15)	Incorporated by reference from the similarly described exhibit included with the Registrant’s Form 8-K filed with the Commission on May 1, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCWEN FINANCIAL CORPORATION

Date: August 9, 2007	By:	/s/ David J. Gunter

David J. Gunter, Senior Vice President &
Chief Financial Officer
(On behalf of the Registrant and as its principal financial officer)