Form 10-Q
period 2007-09-30
OCWEN FINANCIAL CORP
filed 2007-11-09
CIK 873860

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares of Common Stock, $0.01 par value, outstanding as of November 5, 2007: 62,527,360 shares.

OCWEN FINANCIAL CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30, 2007	December 31, 2006

Assets
Cash	$143,938	$236,581
Trading securities, at fair value
Investment grade	36,307	74,986
Subordinates and residuals	32,107	65,242
Investment in certificates of deposit	—	72,733
Loans held for resale, at lower of cost or market value	83,862	99,064
Advances	350,997	324,137
Match funded advances	786,102	572,708
Mortgage servicing rights	210,601	183,743
Receivables	63,061	67,311
Deferred tax assets, net	171,472	176,135
Premises and equipment, net	36,266	35,469
Investment in unconsolidated entities	57,793	46,151
Other assets	137,837	55,483

Total assets	$2,110,343	$2,009,743

Liabilities and Stockholders’ Equity
Liabilities
Match funded liabilities	$696,296	$510,236
Lines of credit and other secured borrowings	418,193	324,520
Servicer liabilities	169,813	383,549
Debt securities	150,279	150,329
Other liabilities	80,522	81,340

Total liabilities	1,515,103	1,449,974

Minority interest in subsidiaries	2,209	1,790

Commitments and Contingencies (Note 16)

Stockholders’ Equity
Common stock, $.01 par value; 200,000,000 shares authorized; 62,527,360 and 63,184,867 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	625	632
Additional paid-in capital	177,396	186,660
Retained earnings	413,747	369,708
Accumulated other comprehensive income, net of taxes	1,263	979

Total stockholders’ equity	593,031	557,979

Total liabilities and stockholders’ equity	$2,110,343	$2,009,743

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Three months		Nine months

For the periods ended September 30,	2007	2006	2007	2006

Revenue
Servicing and subservicing fees	$99,093	$85,580	$283,762	$248,437
Process management fees	23,243	21,601	63,888	59,750
Other revenues	3,116	2,968	9,842	9,548

Total revenue	125,452	110,149	357,492	317,735

Operating expenses
Compensation and benefits	30,261	21,331	75,407	69,038
Amortization of servicing rights	22,022	27,082	81,810	81,034
Servicing and origination	16,738	13,303	45,666	39,207
Technology and communications	6,247	6,498	16,409	19,171
Professional services	5,852	6,984	18,938	22,383
Occupancy and equipment	7,163	4,785	18,133	14,584
Other operating expenses	5,855	5,145	14,674	11,439

Total operating expenses	94,138	85,128	271,037	256,856

Income from operations	31,314	25,021	86,455	60,879

Other income (expense)
Interest income	5,316	12,466	24,932	36,877
Interest expense	(17,533)	(11,558)	(47,864)	(38,874)
Gain (loss) on trading securities	(1,406)	2,156	17,675	3,483
Loss on loans held for resale	(2,474)	(85)	(5,167)	(1,306)
Equity in earnings of unconsolidated entities	3,537	374	3,359	374
Other, net	(8,921)	(2,001)	(8,853)	3,792

Other income (expense), net	(21,481)	1,352	(15,918)	4,346

Income before income taxes	9,833	26,373	70,537	65,225
Income tax expense (benefit)	3,882	9,403	25,015	(127,364)

Net income	$5,951	$16,970	$45,522	$192,589

Earnings per share
Basic	$0.10	$0.27	$0.73	$3.06
Diluted	$0.09	$0.25	$0.66	$2.71

Weighted average common shares outstanding
Basic	62,505,269	62,505,740	62,774,324	62,855,616
Diluted	71,130,040	71,689,432	71,638,649	71,798,615

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Three months		Nine months

For the periods ended September 30,	2007	2006	2007	2006

Net income	$5,951	$16,970	$45,522	$192,589
Other comprehensive income, net of taxes:
Change in unrealized foreign currency translation adjustment arising during the period (1)	440	1,075	(63)	1,439
Less: Reclassification adjustment for foreign currency translation losses included in net income (2)	—	—	347	—

Net change in unrealized foreign currency translation adjustment	440	1,075	284	1,439

Comprehensive income	$6,391	$18,045	$45,806	$194,028

(1)

Net of tax benefit (expense) of $(258) and $(631) for the three months ended September 30, 2007 and 2006, respectively, and $56 and $(845) for the nine months ended September 30, 2007 and 2006, respectively.

(2)	Net of tax expense of $204 for the nine months ended September 30, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Dollars in thousands)

					Accumulated Other Comprehensive Income (Loss), Net of Taxes

	Common Stock		Additional Paid-in Capital
				Retained Earnings
	Shares	Amount				Total

Balance at December 31, 2006	63,184,867	$632	$186,660	$369,708	$979	$557,979
Cumulative effect of adoption of FIN 48	—	—	—	(1,483)	—	(1,483)
Net income	—	—	—	45,522	—	45,522
Equity offering costs of unconsolidated entity (Ocwen Structured Investments, LLC)	—	—	(1,406)	—	—	(1,406)
Issuance of common stock awards to employees	72,723	—	(383)	—	—	(383)
Exercise of common stock options	263,398	3	1,875	—	—	1,878
Expiration of common stock options	—	—	824	—	—	824
Repurchase of common stock	(1,000,000)	(10)	(14,510)	—	—	(14,520)
Excess tax benefits related to stock based awards	—	—	606	—	—	606
Employee compensation –
Share-based awards	—	—	3,683	—	—	3,683
Director’s compensation – Common stock	6,372	—	47	—	—	47
Other comprehensive income, net of taxes	—	—	—	—	284	284

Balance at September 30, 2007	62,527,360	$625	$177,396	$413,747	$1,263	$593,031

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the nine months ended September 30,	2007	2006

Cash flows from operating activities
Net income	$45,522	$192,589
Adjustments to reconcile net income to net cash provided (used) by operating activities
Amortization of servicing rights	81,810	81,034
Discount accretion on securities, net	(2,847)	(3,408)
Depreciation and other amortization	6,873	9,857
Provision for bad debts and charge-offs	6,990	3,638
Gain on trading securities	(17,675)	(3,483)
Loss on loans held for resale, net	5,167	1,306
Loss on redemption of certificates of deposit	8,673	—
Equity in earnings of unconsolidated entities	(3,359)	(374)
Reversal of valuation allowance on deferred tax asset	—	(145,211)
Net cash provided (used) by trading activities	93,034	(246,937)
Net cash provided by loans held for resale activities	387	524,897
Excess tax benefits related to share-based awards	(606)	(773)
Increase in advances and match funded advances	(240,254)	(98,128)
Decrease (increase) in deferred tax asset other than reversal of valuation allowance	4,663	(3,777)
Decrease (increase) in receivables and other assets, net	(19,950)	5,553
Increase (decrease) in servicer liabilities	(213,736)	47,451
Decrease in other liabilities, net	(14,301)	(9,491)
Other	2,439	(3,497)

Net cash provided (used) by operating activities	(257,170)	351,246

Cash flows from investing activities
Purchase of mortgage servicing rights	(108,668)	(102,198)
Redemption of certificates of deposit	66,260	—
Return of investment in BMS Holdings, Inc.	45,894	459
Investment in BMS Holdings, Inc.	—	(45,894)
Cash paid to acquire NCI Holdings, Inc., net of cash acquired	(48,918)	—
Investment in Ocwen Structured Investments, LLC	(37,500)	—
Investment in NPL Company I, LLC	(18,083)	—
Additions to premises and equipment	(3,192)	(3,796)
Other	3,427	2,158

Net cash used by investing activities	(100,780)	(149,271)

Cash flows from financing activities
Proceeds from (repayments of) lines of credit and other secured borrowings, net	93,466	(285,497)
Proceeds from match funded liabilities, net	184,276	16,888
Repurchase of debt securities	(50)	(3,865)
Excess tax benefits related to share-based awards	606	773
Repurchase of common stock	(14,520)	(11,014)
Exercise of common stock options	1,529	3,361

Net cash provided (used) by financing activities	265,307	(279,354)

Net decrease in cash	(92,643)	(77,379)
Cash at beginning of period	236,581	269,611

Cash at end of period	$143,938	$192,232

The accompanying notes are an integral part of these consolidated financial statements.

OCWEN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Dollars in thousands, except share data)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

          Ocwen Financial Corporation (“OCN”), through its subsidiaries, is a business process outsourcing provider to the financial services industry, specializing in loan servicing, mortgage fulfillment and receivables management services. At September 30, 2007, OCN owned all of the outstanding stock of its primary subsidiaries: Ocwen Loan Servicing, LLC (“OLS”), Investors Mortgage Insurance Holding Company, Ocwen Financial Solutions, Private Limited (“OFSPL”) and NCI Holdings, Inc (“NCI”). OCN also owns 70% of Global Servicing Solutions, LLC with the remaining 30% minority interest held by ML IBK Positions, Inc.

Basis of Presentation

          The accompanying unaudited interim consolidated financial statements have been prepared in conformity with the instructions of the Securities and Exchange Commission (“SEC”) to Form 10-Q and SEC Regulation S-X, Article 10, Rule 10-01 for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements (“GAAP”). In our opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the entire year ending December 31, 2007. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

          The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly significant in the near or medium term relate to our determination of the valuation of securities, loans held for resale, servicing rights, intangibles and the deferred tax asset.

          Certain amounts included in our 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Principles of Consolidation

          We evaluate each special purpose entity (“SPE”) for classification as a “qualifying special purpose entity” (“QSPE”) as specified by Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). Where we determine that an SPE is classified as a QSPE, it is excluded from our consolidated financial statements. Where we determine that an SPE is not classified as a QSPE, it is further evaluated for classification as a variable interest entity (“VIE”) as specified by FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46(R)”). When an SPE meets the definition of a VIE, and OCN is identified as the primary beneficiary, we include it in our consolidated financial statements.

          As of September 30, 2007, we have consolidated six VIEs, of which only two are material to our consolidated financial statements.

          We include the assets and liabilities and results of operations of Ocwen Servicer Advance Receivables Funding Company Ltd. (“OSARFC”) in our consolidated financial statements as a VIE of which we are the primary beneficiary. The holders of the debt issued by OSARFC can look only to the assets of OSARFC for satisfaction of the debt and have no recourse against OCN. As of September 30, 2007, OSARFC had assets of $614,836 that consist principally of advances pledged to secure the debt of $540,000 issued by OSARFC.

          As a result of a loan securitization that closed on August 30, 2007, we became the primary beneficiary of Ocwen Real Estate Liquidating Trust 2007-1 (“OREALT”), a SPE that was created in connection with the securitization and that we have determined is a VIE. Any third-party holders of debt issued by OREALT can look only to the assets of OREALT for satisfaction of the debt and have no recourse against OCN.

Because of current conditions in the credit markets, we have not yet placed the securities issued in connection with this transaction with a third party. As of September 30, 2007, OREALT had assets of $101,137, consisting principally of loans held for resale and real estate owned.

          All material intercompany accounts and transactions have been eliminated in consolidation. We report minority interests in our majority-owned subsidiaries as a separate item on our consolidated balance sheets. Minority interest in our earnings is included in other income (expense), net, on our consolidated statements of operations.

          OCN holds a 46% interest in BMS Holdings, Inc. (“BMS Holdings”), a 25% interest in Ocwen Structured Investments, LLC, (“OSI”) and a 25% interest in NPL Company I, LLC (“NPL”). We account for our investment in these entities using the equity method of accounting. These investments are reported as investment in unconsolidated entities, and our share of earnings is reported as equity in earnings of unconsolidated entities.

NOTE 2 CURRENT ACCOUNTING PRONOUNCEMENTS

          SFAS No. 157, “Fair Value Measurements.” SFAS No.157, which was issued in September 2006, defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The statement establishes a fair value hierarchy that distinguishes between (1) quoted prices in an active market, (2) observable market data from sources independent of the reporting entity and (3) unobservable inputs. In all instances an exit price or a sale price is emphasized by the statement. The statement requires disclosures about the fair value of assets and liabilities in all periods subsequent to initial recognition, including tabular disclosure of quantitative data in both annual and interim periods and a narrative discussion of valuation techniques used in all annual periods. SFAS No.157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact that SFAS No.157 will have on our consolidated financial statements upon adoption on January 1, 2008.

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

          We adopted FIN 48 effective January 1, 2007. We decided to classify interest and penalties as a component of income tax expense. We recognized a $1,483 increase in liability for unrecognized tax items, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007, we had total unrecognized tax items of approximately $1,483, all of which if recognized would affect the effective tax rate. In conjunction with the adoption of FIN 48, we recognized approximately $1,077 for the payment of interest and penalties which is included as a component of the total unrecognized items noted above.

          Our major jurisdiction tax years that remain subject to examination are our US federal tax return for the years ended December 31, 2004 through the present and our India corporate tax returns for the years ended March 31, 2003 through the present.

NOTE 3 TRADING SECURITIES

          Trading securities consisted of the following at the dates indicated:

	September 30, 2007	December 31, 2006

Investment grade
Corporate Items and Other:
Commercial paper	$—	$46,212
Collateralized mortgage obligations	34,627	26,500
Other	1,680	2,274

	$36,307	$74,986

Subordinates and residuals
Residential Origination Services:
Single family residential	$31,849	$64,576
Corporate Items and Other:
Single family residential	208	529
Commercial	50	137

	$32,107	$65,242

          As of September 30, 2007, collateralized mortgage obligations and subordinate and residual securities with fair values of $34,627 and $24,656, respectively, had been sold under agreements to repurchase. During the second quarter of 2007, we sold our residual securities that were backed by subprime residential loans originated in the United Kingdom (the “UK residuals”) and realized a $25,587 gain.

          Gain (loss) on trading securities was comprised of the following for the periods ended September 30:

	Three months		Nine months

	2007	2006	2007	2006

Unrealized losses	$(1,047)	$(1,560)	$(7,618)	$(398)
Realized gains (losses)	(359)	3,716	25,293	3,881

	$(1,406)	$2,156	$17,675	$3,483

          Our subordinate and residual securities are not actively traded, and, therefore, market quotations are not available. We estimate fair value using an industry accepted discounted cash flow model. Expected future cash flows are estimated using our best estimate of key assumptions such as discount, delinquency and cumulative loss rates as well as prepayment speeds associated with the loans underlying the mortgage backed securities. Discount rates for the subordinate and residual securities range from 14.1% to 35% and are determined based upon an assessment of prevailing market conditions and prices for similar assets recently purchased by OSI. We project the delinquency, loss and prepayment assumptions based on a comparison to actual historical performance curves. Delinquency assumptions range from 11.5% to 25% and loss assumptions range from 5.7% to 11%. Average prepayment assumptions range from 20% to 25%.

NOTE 4 INVESTMENT IN CERTIFICATES OF DEPOSIT

          In 2006, we acquired two principal-protected, zero coupon certificates of deposit with a face value of $150,000. These certificates of deposit (“CDs”) do not pay interest, and we acquired them at a discount from the face value. The adjusted cost basis at December 31, 2006 was $72,733, net of an unaccreted discount of $77,267. We accreted the discount on the CDs to income using the interest method.

          On August 17, 2007, we redeemed our investment in the CDs in order to meet an unanticipated liquidity need. The CDs were guaranteed as to their principal amount of $150,000 only at maturity. Under the terms of the CDs, if the CDs were redeemed prior to maturity, the issuer computed the value of the CDs at the date of redemption using the current interest rate. At the date of redemption, the interest rate on such instruments stood at approximately 6.1%. We were accreting the discount on the CDs based on a rate of approximately 5.5%, the rate in effect at the time we acquired the CDs. In addition, the book value of the CDs included, as a cost of acquisition, a nonrefundable fee that had been paid. As a result, the cash received from issuer was less than the adjusted cost basis of the CDs, and we incurred a loss. The CDs were scheduled to mature in March and April 2012. We received $66,260 upon early redemption of the CDs, which resulted in a loss of $8,673. This loss is a component of “Other, net”.

NOTE 5 ADVANCES

          During any period in which the borrower is not making payments, we are required under most servicing agreements to advance our own funds to the investment trust to meet contractual principal and interest remittance requirements for investors. We are also required to pay property taxes and insurance premiums, to process foreclosures and to advance funds to maintain, repair and market real estate properties on behalf of investors. Advances consisted of the following at the dates indicated:

	September 30, 2007	December 31, 2006

Residential Servicing:
Principal and interest	$174,527	$149,362
Taxes and insurance	74,212	76,944
Foreclosure and bankruptcy costs	54,874	49,031
Real estate costs	21,323	25,724
Other	18,324	13,808

	343,260	314,869
Residential Origination Services	6,983	8,056
Corporate Items and Other	754	1,212

	$350,997	$324,137

          As the servicer, we are obligated to advance funds only to the extent that we believe the advances are recoverable. Most of our residential servicing advances have the highest standing so that we are entitled to repayment as a priority over any interest or principal payable on the bonds that were issued by the investment trust.

NOTE 6 MATCH FUNDED ADVANCES

          Match funded advances on residential loans serviced for others are comprised of the following at the dates indicated:

	September 30, 2007	December 31, 2006

Principal and interest	$412,677	$286,148
Taxes and insurance	204,264	172,470
Foreclosure and bankruptcy costs	77,889	57,673
Real estate costs	73,144	40,296
Other	18,128	16,121

	$786,102	$572,708

          Match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs in exchange for cash. We made these transfers under the terms of three advance facility agreements. Under one of the agreements, we retain effective control of the advances, and the transfers do not qualify for sales accounting treatment. Under the other two agreements, the transfers qualify for sales accounting treatment, but the SPEs to which the advances are transferred are not QSPEs under SFAS No. 140. As a result, we include the SPEs in our consolidated financial statements. The match funded advances are owned by the SPEs and are not available to satisfy general claims of our creditors.

NOTE 7 MORTGAGE SERVICING RIGHTS

	Residential	Commercial	Total

Carrying value of MSRs:
Balance at December 31, 2006	$179,246	$4,497	$183,743
Purchases	106,943	1,725	108,668
Amortization	(81,198)	(612)	(81,810)

Balance at September 30, 2007	$204,991	$5,610	$210,601

Estimated fair value of MSRs:
September 30, 2007	$294,715	$5,984	$300,699
December 31, 2006	249,130	9,707	258,837

UPB of loans and real estate serviced:
September 30, 2007	$56,414,232	$5,332,674	$61,746,906
December 31, 2006	52,834,028	4,278,318	57,112,346

          We service residential mortgage loans and real estate that we do not own under contractual servicing agreements. We generally obtain mortgage servicing rights (“MSRs”) by purchasing them from the owners of the mortgages. We also enter into subservicing agreements with unaffiliated entities that own the servicing rights. Residential assets serviced consist almost entirely of mortgage loans, primarily subprime, but also include real estate. Assets serviced for others are excluded from our balance sheet. Custodial accounts, which hold funds representing collections of principal and interest that we have received from borrowers, are escrowed with an unaffiliated bank and are also excluded from our consolidated balance sheet. Custodial accounts amounted to approximately $429,200 and $719,700 at September 30, 2007 and December 31, 2006, respectively.

          We estimate the fair value of our residential MSRs based on the results of our internal valuation. Our internal valuation calculates the present value of estimated future cash flows utilizing historical experience and market-based assumptions. The most significant assumptions used in our internal valuation are the speed at which mortgages prepay and delinquency experience. Other less significant assumptions used in our internal valuation are: cost of servicing, compensating interest expense, the discount rate, the interest rate used for computing the cost of servicing advances and the interest rate used for computing float earnings

          The significant cash inflows considered in estimating future cash flows include servicing fees, late fees, prepayment penalties, float earnings and other ancillary fees. Significant cash outflows include the cost of servicing, the cost of making servicing advances and compensating interest payments. We derive prepayment speeds and delinquency assumptions from historical experience. We develop the discount rate internally, and we base the interest rate for the cost of financing advances, the interest rate for float earnings and the cost of servicing on external market-based assumptions.

NOTE 8 INVESTMENT IN UNCONSOLIDATED ENTITIES

	September 30, 2007	December 31, 2006

Residential Servicing:
Investment in OSI (1)	$37,263	$—
Investment in NPL (2)	18,083	—

	55,346	—

Corporate Items and Other:
Investment in BMS Holdings (3)	2,368	46,072
Other	79	79

	2,447	46,151

	$57,793	$46,151

(1)

Our investment in OSI represents a 25% equity interest. OSI invests in the lower tranches and residuals of residential mortgage-backed securities, the related mortgage servicing rights and other similar assets. Under our agreement with the other investors in OSI our total commitment is $75,000. Our equity in earnings of OSI was $1,169 for the three and nine months ended September 30, 2007. We have reduced our investment in OSI by $1,406, as a result of recognizing our share of equity offering costs incurred by OSI, and reduced additional paid-in capital by the same amount.

(2)	Our investment in NPL represents a 25% equity interest. NPL purchases and resolves non-performing loans. We have committed to invest up to $75,000 in NPL and its affiliated companies.
(3)

During the first quarter of 2007, we received a distribution of $45,894 that represented a return of our original investment in BMS Holdings. Together with our equity in the losses of BMS Holdings during 2007, this distribution reduced our investment to zero. In accordance with the provisions of Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, since we are not required to advance funds to BMS Holdings to finance operations, and we are not a guarantor of any obligations of BMS Holdings, we suspended the application of the equity method of accounting for our investment in BMS Holdings during the second quarter of 2007 when our investment reached zero. During the third quarter of 2007, BMS Holdings reported net income as a result of significant unrealized gains on derivative financial instruments. As a result, we resumed applying the equity method after our share of that net income exceeded our share of net losses not recognized during the period the equity method was suspended. Historically, our share of earnings and losses of BMS Holdings has not been material to our financial statements. Our equity in earnings of BMS Holdings was $2,368 and $2,190 for the three and nine months ended September 30, 2007, respectively, and $374 for the three and nine months ended September 30, 2006. Total revenues, operating income and net income of BMS Holdings for the third quarter of 2007 were $14,997, $7,832 and $14,062, respectively.

NOTE 9 OTHER ASSETS

          Other assets consisted of the following at the dates indicated:

	September 30, 2007	December 31, 2006

Goodwill and intangibles, net (1)	$56,114	$7,053
Debt service accounts (2)	39,171	21,255
Real estate	11,816	8,564
Deferred debt related costs, net	10,542	7,003
Interest earning collateral deposits	5,445	6,470
Prepaid expenses and other	14,749	5,138

	$137,837	$55,483

(1)

On June 6, 2007, we acquired all of the common stock of NCI for $55,000 in cash plus $2,000 of closing adjustments. NCI, through its operating subsidiary, Nationwide Credit, Inc., is engaged principally in receivables management for its clients. The operations of NCI are included in our Ocwen Recovery Group segment since the date of the acquisition. The acquisition of NCI was not material to our financial statements. Management is in the process of allocating the purchase price among acquired assets and liabilities, but this process is not yet complete. We are, among other things, currently evaluating the realizability of NCI’s deferred tax assets, which currently are fully reserved, as well as the amount of any deferred tax liabilities that could arise from the acquisition. The value assigned to the deferred tax assets will reduce the amount of goodwill currently reported on the consolidated balance sheet, while any value assigned to deferred tax liabilities will result in an increase. The preliminary allocation of the purchase price has resulted in total goodwill and intangibles of $49,061 at September 30, 2007, net of amortization of intangibles, with the majority assigned to the value of NCI’s customer lists. We are amortizing the customer lists over their estimated useful lives.

(2)

Under one of our advance funding facilities, we are contractually required to remit collections on pledged advances to the trustee within two days of receipt. The collected funds are not applied to reduce the related match funded debt until the payment dates specified in the indenture. The balance also includes amounts that have been set aside from the proceeds of our three match funded advance facilities to provide for possible shortfalls in the funds available to pay certain expenses and interest. The majority of the funds are held in interest earning accounts.

NOTE 10 MATCH FUNDED LIABILITIES

			Unused Borrowing Capacity	Balance Outstanding

Borrowing Type	Interest Rate (1)	Maturity		September 30, 2007	December 31, 2006

Variable Funding Note Series 2004-1	Commercial paper rate + 50 basis points (2)	November 2012 (3)	$—	$200,000	$100,000

Term Note Series 2004 -1	1-Month LIBOR + 50 basis points	October 2013 (3)	—	100,000	100,000

Term Note Series 2005 -1	1-Month LIBOR + 40 basis points	March 2014 (3)	—	75,000	75,000

Term Note Series 2006 -1	5.335%	November 2015 (3) (4)	—	165,000	165,000

Variable Funding Note (5)	1-Month LIBOR + 80 basis points (5)	March 2011	130,165	69,835	—

Advance Receivable Backed Notes (6)	1-Month LIBOR + 155 basis points	January 2008	4,821	85,179	70,738

			134,986	695,014	510,738

Fair value adjustment (4)			—	1,282	(502)

			$134,986	$696,296	$510,236

(1)	1-Month LIBOR was 5.13% and 5.32% at September 30, 2007 and December 31, 2006, respectively.
(2)

The interest rate for this note is determined using a commercial paper rate that reflects the borrowing costs of the lender plus a margin of 50 basis points. This rate approximates LIBOR plus 50 basis points.

(3)

This is the stated maturity date, which is the date on which all principal and interest is due and payable. These notes are repaid from collections of pledged advances during the amortization period established for each class of note. As a result, the notes may be paid in full before the stated maturity date, but they must be repaid in full by the stated maturity date. In November 2007, we extended the maturity of the variable funding note for an additional year, to November 2013 and increased the maximum borrowing from $200,000 to $300,000.

(4)	We carry this note on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established in December 2006 using an interest rate swap.
(5)

On September 21, 2007, we executed a servicing advance securitization and issued a variable funding note under which we may borrow up to a maximum of $200,000. This is a temporary bridge financing facility. The collateral under this facility will transfer to a larger facility that is currently under ratings agency review. The interest rate increases to 1-Month LIBOR plus 200 basis points on November 1, 2007 and to 1-Month LIBOR plus 500 basis points on January 1, 2008.

(6)	On October 19, 2007, maximum borrowing under this facility was increased to $140,000.

NOTE 11 LINES OF CREDIT AND OTHER SECURED BORROWINGS

Secured lines of credit from various unaffiliated financial institutions are summarized as follows at the dates indicated:

				Unused Borrowing Capacity	Balance Outstanding

Borrowings	Collateral	Interest Rate (1)	Maturity		September 30, 2007	December 31, 2006

Residential Servicing:

Senior secured credit agreement (2)	MSRs, advances, receivables and mortgage loans	1-Month LIBOR +150 – 200 basis points (2)	August 2008 (2)	$46,158	$308,842	$217,907

Ocwen Recovery Group:

Other facilities	Various	5.898% – 10.25%	December 2007 – January 2008	—	237	—

Residential Origination Services:

Repurchase agreement (3)	Residual trading securities	1-Month LIBOR + 50 basis points	October 2007	20,128	4,872	16,378

Repurchase agreement	Loans held for resale or real estate	1-Month LIBOR + 175 – 250 basis points (4)	December 2007 (4)	69,676	55,324	—

Repurchase agreement (5)	Residual trading securities	1-Month LIBOR +125 basis points	April 2036	N/A	483	2,201

Repurchase agreement	Loans held for resale	1-Month LIBOR + 75 – 150 basis points	June 2007	—	—	15,691

Master loan and security agreement	Loans held for resale	1-Month LIBOR + 55 or 355 – 1005 basis points	June 2007	—	—	16,192

Repurchase agreement (6)	Loans held for resale or real estate	1-Month LIBOR + 75 – 150 basis points	August 2007 (6)	—	—	41,780

				89,804	60,679	92,242

Corporate Items & Other:
Senior secured credit agreement	Commercial MSRs and advances	Prime or prime + 37.5 basis points	August 2008	6,942	4,143	—
Repurchase agreement (7)	Securities	5.10 – 5.70%(7)	N/A (7)	N/A	30,152	—
Mortgage note	Land and building in Orlando, Florida	5.62%	October 2014	—	14,140	14,371

				6,942	48,435	14,371

				$142,904	$418,193	$324,520

(1)	1-Month LIBOR was 5.13% and 5.32% at September 30, 2007 and December 31, 2006, respectively.
(2)

The interest incurred on this facility is based on LIBOR plus 150 basis points to 225 basis points depending on the type of collateral pledged. The interest rate on this facility may be reduced to as low as 1.50% to 2.25% to the extent that we have available balances on deposit with the lender. On August 15, 2007, the maturity of this agreement was extended to August 2008 and maximum borrowing was increased from $300,000 to $355,000.

(3)	We elected to allow this facility to lapse on October 31, 2007.
(4)

This agreement is secured by “A” rated securities issued in connection with the transfer of loan and real estate collateral to OREALT, a bankruptcy remote VIE that we consolidate. We expect to market these securities to third parties as the credit markets begin to stabilize. The interest rate increases from 1-Month LIBOR plus 250 basis points to 1-Month LIBOR plus 350 basis points after November 19, 2007.

(5)	This agreement has no stated credit limit. Lending is determined for each transaction based on the acceptability of the securities presented as collateral.
(6)	This line has been replaced by a new facility.
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

NOTE 12 SERVICER LIABILITIES

          Servicer liabilities represent amounts we have collected, primarily from residential servicing borrowers, which will be deposited in custodial accounts, paid directly to an investment trust or refunded to borrowers. The following sets forth the components of servicer liabilities at the dates indicated:

	September 30, 2007	December 31, 2006

Borrower payments due to custodial accounts	$87,928	$308,842
Escrow payments due to custodial accounts	1,648	1,854
Partial payments and other unapplied balances	80,237	72,853

	$169,813	$383,549

NOTE 13 BASIC AND DILUTED EARNINGS PER SHARE

          Basic EPS excludes common stock equivalents and is calculated by dividing net income by the weighted average number of common shares outstanding during the periods. We calculate diluted EPS by dividing net income, as adjusted to add back interest expense on the 3.25% Contingent Convertible Senior Unsecured Notes (“Convertible Notes”), by the weighted average number of common shares outstanding including the potential dilutive common shares related to outstanding stock options, restricted stock awards and the Convertible Notes.

          The following is a reconciliation of basic EPS to diluted EPS for the periods ended September 30:

	Three months		Nine months

	2007	2006	2007	2006

Basic EPS:
Net income	$5,951	$16,970	$45,522	$192,589

Weighted average shares of common stock	62,505,269	62,505,740	62,774,324	62,855,616

Basic EPS	$0.10	$0.27	$0.73	$3.06

Diluted EPS:
Net income	$5,951	$16,970	$45,522	$192,589
Interest expense on Convertible Notes, net of income tax (1)	629	708	1,886	2,134

Adjusted net income	$6,580	$17,678	$47,408	$194,723

Weighted average shares of common stock	62,505,269	62,505,740	62,774,324	62,855,616
Effect of dilutive elements:
Convertible Notes (1)	7,962,205	7,962,205	7,962,205	7,962,205
Stock options (2)	548,597	1,178,747	837,870	937,958
Common stock awards	113,969	42,740	64,250	42,836

Dilutive weighted average shares of common stock	71,130,040	71,689,432	71,638,649	71,798,615

Diluted EPS	$0.09	$0.25	$0.66	$2.71

(1)

The effect of our Convertible Notes on diluted EPS is computed using the if-converted method. Interest expense and related amortization costs applicable to the Convertible Notes, net of income tax, are added back to net income.

(2)

Excludes an average of 1,657,045 and 437,132 of options that were anti-dilutive for the third quarter of 2007 and 2006, respectively, because their exercise price was greater than the average market price of our stock. Year to date, an average of 932,130 and 1,013,506 options were anti-dilutive for 2007 and 2006, respectively.

NOTE 14 DERIVATIVE FINANCIAL INSTRUMENTS

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

          Net losses on foreign currency futures that we used to hedge our net investment in the subsidiary that held our UK residuals for the nine months ended September 30, 2007 and 2006, respectively, were $579 and $1,737. These losses were included in the net change in unrealized foreign currency translation adjustment in accumulated other comprehensive income prior to our sale of the UK residuals. As a result of our sale of the UK residuals, the accumulated net losses on our foreign-currency hedge, together with the offsetting accumulated net foreign currency translation gains on the UK residuals were reported in earnings for the second quarter of 2007 as part of the net gain on the sale of the UK residuals. The net translation gain included in earnings was $551.

Interest Rate and Credit Risk Management

          In connection with our Residential Servicing business, we have entered into interest rate swaps under which we pay a floating rate and receive a fixed rate. In 2006, we entered into a swap position to hedge against the effect of a decline in short-term interest rates on our earnings on the excess of custodial float balances over advance balances. Because advances have increased and custodial balances have declined, in June 2007 we closed this swap position which had a notional amount of $250,000. We did not designate this swap position as a hedge. In connection with our financing of the servicing advances, in 2006 we issued a $165,000 match funded term note with a 5.335% fixed rate of interest. In order to hedge our exposure to an increase in the fair value of the note due to declining interest rates, in 2006 we also entered into an interest rate swap position with a notional value of $165,000. We designated this swap position as a fair value hedge.

          In our Residential Origination Services business, we used a combination of interest rate swaps and Eurodollar interest rate futures contracts to hedge the exposure to interest rate risk represented by our loans held for resale. We also entered into credit default swap short positions to hedge portions of our portfolio of residual and subordinate securities against the effect of credit defaults on the underlying mortgage loans. During the third quarter of 2007, we closed out our remaining Eurodollar interest rate future and credit default swap positions. None of these derivatives was designated as a hedge.

          As part of a strategy to hedge the value of certain of our investment grade securities, we had entered into an interest rate floor during the second quarter of 2007. We terminated the floor in August 2007. In addition, in order to hedge against the effect of rising interest rates on the debt incurred in our acquisition of NCI, we entered into an interest rate cap. This cap was terminated in September 2007 when we repaid the acquisition debt. Neither the floor nor the cap was designated as a hedge.

          The following table summarizes our use of interest rate and credit risk management derivative financial instruments during the nine months ended September 30, 2007:

	Notional Amounts

				Short Eurodollar Interest Rate Futures	Credit Default Swaps

	Interest Rate Swaps	Interest Rate Cap	Interest Rate Floor
					Short	Long

Balance at December 31, 2006	$415,000	$—	$—	$379,000	$20,000	$—
Additions	—	13,750	10,000	353,000	—	10,000
Maturities	—	—	—	(55,000)	—	—
Terminations	(250,000)	(13,750)	(10,000)	(677,000)	(20,000)	(10,000)

Balance at September 30, 2007	$165,000	$—	$—	$—	$—	$—

Fair value at September 30, 2007	$991	$—	$—	$—	$—	$—

Maturity	October 2010	—	—	—	—	—

          The net realized and unrealized gains (losses) included in other income (expense), net for these instruments were $2,736 and $(2,032) for the three months ended September 30, 2007 and 2006, respectively. Year to date, the net realized and unrealized gains were $1,707 and $1,330 for 2007 and 2006, respectively. Offsetting the unrealized and realized gains on our derivatives in 2007 were losses of $2,935 and $1,784, respectively, in the three and nine months ended September 30 that reflected the mark-to-market adjustment on the $165,000 fixed-rate match funded term note that we designated as part of a fair value hedging relationship for accounting purposes.

NOTE 15 BUSINESS SEGMENT REPORTING

A brief description of our business segments follows:

•

Residential Servicing. Through this business, we provide loan servicing for a fee, including asset management and resolution services, to owners of subprime residential mortgage loans. This segment also includes the results of our 25% equity investments in OSI and NPL, unconsolidated entities engaged in asset management.

•

Ocwen Recovery Group. This business primarily generates fees by providing collection services for owners of delinquent and charged-off receivables. Effective June 6, 2007, this segment includes the results of NCI, a receivables management company specializing in contingency collections for credit card issuers and other consumer credit providers.

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

          Corporate Items and Other. We report items of revenue and expense that are not directly related to a business, business activities that are individually insignificant, interest income on short-term investments of cash and the related costs of financing these investments and certain other corporate expenses in Corporate Items and Other. Our equity investment in BMS Holdings and results of our former Commercial Servicing segment are included in Corporate Items and Other.

          We allocate interest income and expense to each business segment for funds raised or funding of investments made. We also allocate expenses generated by corporate support services to each business segment.

          Financial information for our segments is as follows:

	Residential Servicing	Ocwen Recovery Group	Residential Origination Services	Corporate Items and Other	Business Segments Consolidated

Results of Operations
For the three months ended September 30, 2007:
Revenue	$86,919	$16,872	$19,100	$2,561	$125,452
Operating expenses (1)	51,970	19,144	18,188	4,836	94,138

Income (loss) from operations	34,949	(2,272)	912	(2,275)	31,314
Other income (expense), net (2)	(13,054)	(727)	(78)	(7,622)	(21,481)

Income (loss) before income taxes	$21,895	$(2,999)	$834	$(9,897)	$9,833

For the three months ended September, 2006:
Revenue	$87,455	$1,740	$20,061	$893	$110,149
Operating expenses (1)	56,162	2,163	21,349	5,454	85,128

Income (loss) from operations	31,293	(423)	(1,288)	(4,561)	25,021
Other income (expense), net	(7,362)	39	6,922	1,753	1,352

Income (loss) before income taxes	$23,931	$(384)	$5,634	$(2,808)	$26,373

For the nine months ended September, 2007:
Revenue	$270,638	$25,002	$53,612	$8,240	$357,492
Operating expenses (1)	175,920	28,644	53,282	13,191	271,037

Income (loss) from operations	94,718	(3,642)	330	(4,951)	86,455
Other income (expense), net (2) (3)	(39,057)	(866)	28,530	(4,525)	(15,918)

Income (loss) before income taxes	$55,661	$(4,508)	$28,860	$(9,476)	$70,537

For the nine months ended September, 2006:
Revenue	$250,305	$5,797	$54,507	$7,126	$317,735
Operating expenses (1)	170,468	6,725	64,331	15,332	256,856

Income (loss) from operations	79,837	(928)	(9,824)	(8,206)	60,879
Other income (expense), net	(19,969)	314	19,147	4,854	4,346

Income (loss) before income taxes	$59,868	$(614)	$9,323	$(3,352)	$65,225

Total Assets
September 30, 2007	$1,454,006	$63,495	$148,259	$444,583	$2,110,343

December 31, 2006	$1,119,754	$360	$194,801	$694,828	$2,009,743

September 30, 2006	$899,799	$560	$288,843	$723,571	$1,912,773

(1)

Operating expenses of the Residential Servicing segment include amortization of servicing rights of $21,808 and $27,010 for the three months ended September 30, 2007 and 2006, respectively. For the nine-month periods, amortization of servicing rights for the Residential Servicing segment was $81,198 and $80,948 for 2007 and 2006, respectively. Operating expenses of the Residential Servicing Segment for the three and nine months ended September 30, 2007 include $2,136 and $3,869, respectively, of expenses related to amounts due from borrowers that were subsequently deemed uncollectible. These amounts primarily relate to loans that were paid off during 2006.

(2)	Other expense of Corporate Items and Other for the 2007 periods includes a loss of $8,673 that resulted from the early redemption of CDs during the third quarter that we had acquired at a discount.
(3)	Other income of the Residential Origination Services segment for the nine months ended September 30, 2007 includes a gain of $25,587 from the sale of the UK residuals in the second quarter.

NOTE 16 COMMITMENTS AND CONTINGENCIES

Litigation

          The liability, if any, for the claims noted below against Ocwen Federal Bank FSB (the “Bank”) has been assumed by OLS as successor in interest under an Assignment and Assumption Agreement, dated June 28, 2005, whereby OLS assumed all of the Bank’s remaining assets and liabilities, including contingent liabilities, in connection with its voluntary termination of its status as a federal savings bank.

          On April 13, 2004, the United States Judicial Panel on Multi-district Litigation granted our petition to transfer and consolidate a number of lawsuits against the Bank, OCN and various third parties arising out of the servicing of plaintiffs’ mortgage loans into a single case to proceed in the United States District Court for the Northern District of Illinois under caption styled: In re Ocwen Federal Bank FSB Mortgage Servicing Litigation, MDL Docket No. 1604 (the “MDL Proceeding”). Currently, there are approximately 60 lawsuits against the Bank and/or OCN consolidated in the MDL Proceeding involving 76 mortgage loans that we currently service or previously serviced. Additional similar lawsuits have been brought in other courts, some of which may be transferred to and consolidated in the MDL Proceeding. The borrowers in many of these lawsuits seek class action certification. Others have brought individual actions. No class has been certified in the MDL Proceeding or any related lawsuits. On May 19, 2006, plaintiffs filed an Amended Consolidated Class Action Complaint (“Amended Complaint”) containing various claims under federal statutes, including the Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act and bankruptcy laws, state deceptive trade practices statutes and common law. The claims are generally based on allegations of improper loan servicing practices, including (i) charging borrowers allegedly improper or unnecessary fees such as breach letter fees, hazard insurance premiums, foreclosure-related fees, late fees, property inspection fees and bankruptcy-related fees; (ii) untimely posting and misapplication of borrower payments; and (iii) improperly treating borrowers as in default on their loans. While the Amended Complaint does not set forth any specific amounts of claimed damages, plaintiffs are not precluded from requesting leave of court to amend further their pleadings or otherwise seek damages should the matter proceed to trial. On April 25, 2005, the court entered an Opinion and Order granting the Bank partial summary judgment finding that, as a matter of law, the mortgage loan contracts signed by plaintiffs authorize the imposition of breach letter fees, foreclosure-related fees and other legitimate default-related fees. The court explained that its ruling was in favor of defendants to the specific and limited extent that plaintiffs’ claims challenge the propriety of the above-mentioned fees. On May 16, 2006, after having denied defendants’ motions to dismiss various portions of the plaintiffs’ case on federal preemption and procedural grounds, as well as our motion to dismiss OCN from the case for lack of personal jurisdiction, the court granted our motion to take an interlocutory appeal on the federal preemption issue. On July 29, 2006, the United States Court of Appeals for the Seventh Circuit granted our request to hear our appeal on the federal preemption issue. On June 22, 2007, the Seventh Circuit issued its opinion holding that many of the claims were preempted or failed to satisfy the pleading requirements of the applicable rules of procedure and directing the trial judge to seek clarification from the plaintiffs regarding various aspects of the Amended Complaint so as to properly determine which particular claims are to be dismissed. On September 24, 2007, plaintiffs filed their Second Amended Complaint which contains servicing practices allegations similar to those set forth in the prior version of their Complaint. Defendants have until November 12, 2007 to answer or otherwise respond. We believe the allegations in the MDL Proceeding are without merit and will continue to vigorously defend against them.

          On November 3, 2004, the trial judge in litigation brought by Cartel Asset Management, Inc. (“Cartel”) against OCN, the Bank and Ocwen Technology Xchange, Inc. (“OTX”), a subsidiary that has been dissolved, in federal court in Denver, Colorado entered final judgment in the amount of $520 against OTX and nominal damages of two dollars against the Bank. In the November 3, 2004 order, the judge reduced a prior jury verdict in the amount of $9,320 after trial on this matter involving allegations of misappropriation of trade secrets and contract-related claims brought by a former vendor. The litigation does not relate to our Residential Servicing business. Notwithstanding the nominal damage award against the Bank, it was assessed a statutory award to Cartel of attorneys’ fees in an additional amount of $170, and the Bank and OTX were further assessed costs in the amount of $9. On September 18, 2007, the United States Court of Appeals for the Tenth Circuit upheld the damage award against OTX and remanded the case for a new trial on damages against the Bank. We intend to continue to vigorously defend this matter.

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

          On September 13, 2006, the Bankruptcy Trustee in Chapter 7 proceedings involving American Business Financial Services, Inc. (“ABFS”) brought an action against multiple defendants, including OLS, in Bankruptcy Court in Delaware. The action arises out of Debtor-in-Possession financing to ABFS by defendant Greenwich Capital Financial Products, Inc. and the subsequent purchases by OLS of MSRs and certain residual interests in mortgage-backed securities previously held by ABFS. OLS brought a separate action against the Trustee, in his representative capacity, seeking damages of approximately $2,500 arising out of the ABFS MSRs purchase transaction. OLS’ separate action against the Trustee was dismissed by agreement without prejudice with the right to replead such claims as counterclaims in the Trustee’s action or otherwise as a separate action should the Trustee’s action be dismissed. By opinion dated February 13, 2007, the Court granted OLS’ motion to dismiss some claims but refused to dismiss others. The Court allowed the Trustee leave to file an Amended Complaint, which the Trustee filed on March 13, 2007. The Amended Complaint sets forth claims against all of the original defendants and as against OLS alleges turnover, fraudulent transfers, accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, breach of contract, fraud, civil conspiracy and conversion. The Trustee seeks compensatory damages in excess of $100,000 and punitive damages jointly and severally against all defendants. We believe that the Trustee’s allegations against OLS are without merit and intend to continue to vigorously defend against this matter.

          OCN is subject to various other pending legal proceedings. In our opinion, the resolution of these proceedings will not have a material effect on our financial condition, results of operations or cash flows.

Tax Matters

          On December 28, 2006, the India tax authorities issued an income tax assessment order (the “Order”) with respect to IT Enabled services performed for OCN by its wholly-owned Indian subsidiary, OFSPL. The Order relates to the assessment year 2004-05 and determined that the percent mark-up on operating costs with respect to the IT enabled and software development services that OFSPL provided to OCN was insufficient. OFSPL, like other IT enabled and software services providers registered under India’s Software Technology Park program, is currently entitled under Section 10A of India’s Income-tax Act, 1961, to a 100 percent tax deduction on its income from the export of IT enabled and software development services. This deduction, which was offered as an initial incentive for companies to establish such operations in India, is not, however, available for any additional income resulting from a transfer pricing adjustment. The proposed adjustment would, therefore, impose upon OFSPL additional tax of INR 45,290 ($1,140) and interest of INR 14,922 ($375) for the Assessment Year 2004-05. In accordance with standard Indian procedures, penalties may also be assessed in the future in connection with the assessment.

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

          In January 2007, OFSPL received an additional notice from the India tax authorities regarding a transfer pricing review of the Assessment Year 2005-06. In June 2007, additional correspondence was received from the India tax authorities with regard to the Assessment Year 2005-06. On July 4, 2007, OFSPL requested an adjournment of a scheduled first hearing for the Assessment Year 2005-06 since the documentation required to be submitted is voluminous. On September 3, 2007 OFSPL filed a detailed response to the additional notice. This response is currently being reviewed by the India tax authorities. On October 23, 2007 the India Central Board of Direct Taxes issued an instruction stating that all demands for payments raised on disputes that are pending resolution in competent authority proceedings will be stayed. Therefore OFSPL does not anticipate any additional payments during the competent authority review. Due to the uncertainties inherent in the Appeals and Competent Authority processes, OCN and OFSPL can not currently estimate any additional exposure beyond the amount detailed in the Order. We can also not predict when these tax matters will be resolved.

NOTE 17 SUBSEQUENT EVENTS

          Subsequent to September 30, 2007, we effected the following changes to our match funded liabilities and lines of credit and other secured borrowings:

•	On October 29, 2007, we negotiated an increase in the maximum borrowing under the smallest of our three match funded facilities from $90,000 to $140,000;
•	On October 31, 2007, we elected to allow to lapse a $25,000 repurchase agreement facility that was collateralized by residual trading securities; and
•

On November 5, 2007, for the largest of our three match funded facilities we negotiated an increase in the maximum borrowing under the variable funding note from $200,000 to $300,000 and an extension of the stated maturity an additional year to November 2013.

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

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to the following:

•	projections as to the performance of our fee-based loan processing business;
•	plans related to our strategic investment initiatives;
•	assumptions related to the sources of liquidity and the adequacy of financial resources;
•	estimates regarding our reserves and valuations; and
•	expectations as to the effect of resolution of pending legal proceedings on our financial condition.

Forward-looking statements are not guarantees of future performance, and involve a number of assumptions, risks and uncertainties that could cause actual results to differ materially. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the following:

•	general economic and market conditions;
•	prevailing interest rates;
•	governmental regulations and policies;
•	availability of adequate and timely sources of liquidity; and
•	uncertainty related to dispute resolution and litigation.

          Further information on the risks specific to our business are detailed within this report and our other reports and filings with the Securities and Exchange Commission, including our periodic report on Form 10-K for the year ended December 31, 2006, Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 and our Forms 8-K filed during 2007. The forward-looking statements speak only as of the date they are made and should not be relied upon. OCN undertakes no obligation to update or revise the forward-looking statements.

EXECUTIVE SUMMARY

Third Quarter Results

Consolidated Results

          Consolidated net income for the third quarter of 2007 was $5,951 or $0.09 per diluted share. This compares to net income of $16,970 or $0.25 per diluted share for the third quarter of 2006. Income before taxes was $9,833 for the third quarter of 2007 as compared to $26,373 for the third quarter of 2006. The $6,293 improvement in operating income in the third quarter of 2007 was more than offset by a $22,833 decline in other income that was primarily due to the disruption that occurred in the credit and capital markets. Results for the third quarter of 2007 are summarized as follows:

•

Total revenue of $125,542 represents an increase of $15,303 or 14% over the third quarter of 2006. Servicing and subservicing fees increased by $13,513 or 16%. NCI earned revenues of $15,749 in the third quarter of 2007.

•

Total operating expenses of $94,138 represents an increase of $9,010 or 11% over the third quarter of 2006. NCI incurred $16,859 of expenses in the third quarter of 2007. Amortization of servicing rights of $22,022 declined by $5,060 as compared to the third quarter of 2006.

•	Income from operations of $31,314 represents a 25% increase over operating income of $25,021 for the third quarter of 2006.
•	Other expense, net, of $21,481 as compared to other income, net, of $1,352 for the third quarter of 2006:
o

Interest income of $5,316 as compared to $12,466 for the third quarter of 2006, reflecting lower balances of loans held for resale and subordinates and residuals as a result of our efforts to reduce our investments in non-core subprime assets.

o

Interest expense of $17,533 as compared to $11,558 for the third quarter of 2006, reflecting increased funding requirements on residential servicing advances partially offset by decreased funding requirements on loans held for resale.

o

Losses on trading securities were $1,406 compared to gains of $2,156 for the third quarter of 2006. The third quarter of 2006 includes a gain of $3,716 realized on the receipt of overcollateralization funds related to acquired residual securities.

o

Charges to reduce loans held for resale to estimated market value were $2,474 compared to $667 for the third quarter of 2006, reflecting declines in the value of subprime mortgages as a result of the liquidity crisis that occurred in global capital markets.

o

Equity in earnings of unconsolidated entities were $3,537 as compared to $374 for the third quarter of 2006 as a result of improved net earnings of BMS Holdings and earnings from our investment in OSI, which began operations in the second quarter of 2007.

	o	A loss of $8,673 on the early termination of long-term discounted CDs during the third quarter of 2007.

Segment Results

          We have three primary business segments: Residential Servicing, Ocwen Recovery Group and Residential Origination Services. Operating income of our Residential Servicing and Residential Origination Services segments improved in the third quarter of 2007. This improvement in operating income was more than offset by declines in other income due to higher interest expense associated with servicing advances, lower interest income on reduced investments in subprime loans and securities and higher charges to reduce subprime loans to market value. The pre-tax loss of our Ocwen Recovery Group segment increased in the third quarter of 2007, largely reflecting the pre-integration cost structure of NCI.

          Our Residential Servicing segment continues to post strong operating results. Operating income of $34,949 for the third quarter of 2007 represents an increase of $3,656 or 12% over the third quarter of 2006. Total revenue was down slightly for the quarter while operating expenses declined by $4,192 or 7% due to a $5,202 decline in amortization. The growth in operating income was offset by a $5,692 increase in other expense, net, due to a $6,185 increase in interest expense for the quarter. As a result, despite improved operating income, pre-tax income declined from $23,931 for the third quarter of 2006 to $21,895 for the third quarter of 2007. Third quarter 2007 results were impacted by portfolio growth, rising delinquencies and declining prepayment speeds. Rising delinquencies and declining prepayment speeds have resulted in: revenue growth lagging portfolio growth; decreased amortization of servicing rights; and increased interest expense related to advance financing.

          Although the average balance of loans serviced has grown, revenue has not grown at the same rate for two reasons. First, declining prepayment speeds have led to lower float balances and float income. Second, we recognize major components of revenue, including servicing fees and late fees, upon collection. Increasing delinquencies have resulted in lower collections relative to the size of our portfolio. Delinquencies affect the timing of servicing fee recognition, but not the ultimate collection because servicing fees have priority over any principal or interest payments made by the securitization trust on the bonds. Despite an increase in the average balance of mortgage servicing rights, slower prepayment speeds have also resulted in a decline in amortization of servicing rights as the period over which we earn servicing fees is extended resulting in greater total revenue over the life of a given pool of loans. Declining prepayment speeds, rising delinquencies and a growing servicing portfolio have also combined to increase the average balance of servicing advances, which has led to higher interest expense on the financing of the advances.

          The following table provides key business drivers and selected financial statement line items of the Residential Servicing segment for the quarters ended September 30:

	2007	2006	Percent Change

Average UPB of loans and real estate serviced for others (1)	$54,633,703	$48,562,625	13%
Constant prepayment rate	21.6%	31.5%	(31)%
Non-performing servicing portfolio as a percent of total (1)	14.6%	7.2%	103%
Average float balance	$594,000	$1,036,500	(43)%
Average advances and match funded advances	$899,831	$637,790	41%
Average mortgage servicing rights	$217,143	$158,852	37%
Loan servicing and subservicing fees (excluding float and ancillary income)	$54,762	$50,502	8%
Float earnings	$6,238	$13,533	(54)%
Amortization of servicing rights	$21,808	$27,010	(19)%
Interest expense	$13,404	$7,219	86%

(1)	Excluding real estate serviced pursuant to our contract with the U.S. Department of Veterans Affairs (“VA”).

          The significant decline in subprime originations in 2007 has had and may continue to have an adverse impact on our ability to further expand our servicing portfolio.

          Ocwen Recovery Group is our unsecured collections business. We incurred a $2,999 pre-tax loss in the third quarter of 2007 as compared to $384 for the third quarter of 2006. Results for the third quarter of 2007 were impacted by our acquisition of NCI on June 6, 2007, which generated a pre-tax loss of $1,824 for the quarter. NCI generated revenues of $15,749 for the third quarter of 2007. Our focus is on the continued integration of NCI and Ocwen Recovery Group operations to take advantage of NCI’s strong customer relationships and Ocwen Recovery Group’s global infrastructure. We have developed an integration action plan to improve NCI’s performance, including the migration, primarily through attrition, of collector and administrative positions to our facilities in India and the elimination of redundant expenses.

          Residential Origination Services generated pre-tax income of $834 in the third quarter of 2007 as compared to $5,634 in the third quarter of 2006. Although operating income improved by $2,200 in the third quarter of 2007 as compared to 2006, other income declined by $7,000. Our efforts to reduce our investments in subprime loans and residual securities have resulted in lower interest income, which declined by $6,547 in the third quarter of 2007. We are winding down our subprime loan origination operation and have de-emphasized trading and investing activities. Pre-tax income for the third quarter of 2007 and 2006 includes $1,149 and $3,052, respectively, of losses related to the subprime loan origination operation. The current liquidity environment has had a significant negative impact on asset valuations, resulting in higher charges in 2007 to reduce subprime loans to estimated market values.

           Our focus in this segment is on fee-based loan processing businesses, which generated $5,014 and $5,761 of pre-tax contribution in the third quarter of 2007 and 2006, respectively. These fee-based businesses have limited capital requirements and represent a balance between resolution, servicing and origination of loans, thereby producing relatively stable earnings in spite of the decline in loan origination activity in 2007. Success in this area is dependent on our ability to provide quality and timely services at competitive prices.

Strategic Initiatives

          Acquisition of NCI. On June 6, 2007, we acquired NCI for $55,000 in cash plus $2,000 of closing adjustments. NCI, through its operating subsidiary, Nationwide Credit, Inc., is engaged principally in receivables management for its clients. The operations of NCI are included in our Ocwen Recovery Group segment since the date of the acquisition.

          Investments in Asset Management Entities. We are developing asset management vehicles that benefit from our servicing and loss mitigation capabilities. These entities afford us a controlled source of servicing and generate higher returns for superior loss mitigation performance than does traditional servicing.

Investment in OSI. To date, we have invested $37,500 in OSI, which began operations during the second quarter of 2007. Our ownership interest in OSI is 25%. OSI invests in the lower tranches and residuals of residential mortgage-backed securities, the related mortgage servicing rights and other, similar assets. We are responsible for managing OSI’s portfolio under a management agreement and for subservicing any of its mortgage servicing rights. Under our agreement with the other investors in OSI, our total commitment is $75,000. We, along with the other principal investors, receive a preferential return in excess of our ownership interest in the event that OSI achieves certain performance objectives. These preferential distributions are, however, subject to a repayment provision should the future performance of OSI not support the preference payments made to the principal investors.

New Investment Venture. We have invested $18,083 for a 25% interest in NPL, an asset management company that invests in non-performing loans. We act as the servicer of the loans. We have committed to invest up to $75,000 in NPL and its affiliated companies.

Liquidity

          Our balance sheet reflects the impact of rising mortgage delinquencies and declining prepayment speeds. Cash and investment grade securities totaled $180,245 at September 30, 2007, a $131,322 decline as compared to December 31, 2006 due to lower collections and increased advance funding requirements. Servicer liabilities, which represent cash collected from borrowers but not yet remitted to securitization trusts, have declined by $213,736 from December 31, 2006 to September 30, 2007, while total residential servicing advances have increased by $241,785 during the same period. Our borrowings have increased by $279,683 since December 31, 2006, including $276,995 related to our Residential Servicing Segment.

          On August 17, 2007 we redeemed CDs prior to their maturity and received cash in the amount of $66,260. During our peak advance period in August, we learned that the sub-servicer for certain residential pooling and servicing agreements for which we are the servicer had declared bankruptcy. As servicer, we were required to fund servicing advances that would normally have been funded by the sub-servicer. Although we were negotiating increases in our borrowing capacity, this unanticipated liquidity need caused us to terminate the CDs prior to their maturity to ensure that we were able to meet our obligations under those pooling and servicing agreements. There are no other pooling and servicing agreements for which we are the servicer and a third party is the sub-servicer. We have since increased our borrowing capacity on advances.

          Our increased advance funding requirements have caused us to increase our borrowing capacity and to take actions toward obtaining additional increases in the future. Our total maximum borrowing capacity was $1,346,085 as of September 30, 2007 as compared to $1,175,000 at December 31, 2006. This represents an increase of $171,085 primarily due to a $320,000 increase in borrowing capacity of the Residential Servicing segment offset by a $160,000 decline in borrowing capacity of the Residential Origination Services segment. At September 30, 2007, $277,890 of our total maximum borrowing capacity remained unused, including $181,144 available to the Residential Servicing business. In September, we executed a servicing advance securitization under which we issued a $200,000 variable funding note. In October, we increased the borrowing capacity under one of our other advance financing facilities by $50,000. As of October 31, 2007, the total maximum borrowing capacity of our Residential Servicing business through match funded facilities and lines of credit was $1,235,000, of which approximately $234,000 was unused. On November 5, 2007, we negotiated an increase in the maximum borrowing through the variable funding note under the largest of our match funded agreements by $100,000 and extended the stated maturity of the note to November 2013. We are also in the final stages of negotiating a new $250,000 match funded financing facility. We expect this new agreement to close during the fourth quarter of 2007. Borrowing capacity under a secured advance facility may only be utilized to the extent that underlying collateral is pledged to that financing facility.

SEGMENTS

          The following table presents assets and liabilities of each of our business segments at September 30, 2007:

	Residential Servicing	Ocwen Recovery Group	Residential Origination Services	Corporate Items and Other	Business Segments Consolidated

Assets:
Cash	$—	$—	$184	$143,754	$143,938
Trading securities:
Investment grade	—	—	—	36,307	36,307
Subordinates and residuals	—	—	31,849	258	32,107
Loans held for resale	—	—	83,862	—	83,862
Advances	343,260	—	6,983	754	350,997
Match funded advances	786,102	—	—	—	786,102
Mortgage servicing rights	204,991	—	—	5,610	210,601
Receivables	18,134	6,610	9,437	28,880	63,061
Deferred tax asset, net	—	—	—	171,472	171,472
Premises and equipment	622	5,278	1,091	29,275	36,266
Investment in unconsolidated entities	55,346	—	—	2,447	57,793
Other assets	45,551	51,607	14,853	25,826	137,837

Total assets	$1,454,006	$63,495	$148,259	$444,583	$2,110,343

Liabilities:
Match funded liabilities	$696,296	$—	$—	$—	$696,296
Lines of credit and other secured borrowings	308,842	237	60,679	48,435	418,193
Servicer liabilities	169,813	—	—	—	169,813
Debt securities	—	—	—	150,279	150,279
Other liabilities	24,504	9,512	6,288	40,218	80,522

Total liabilities	$1,199,455	$9,749	$66,967	$238,932	$1,515,103

          The following table presents the pre-tax statements of operations for each of our business segments for the nine months ended September 30, 2007:

	Residential Servicing	Ocwen Recovery Group	Residential Origination Services	Corporate Items and Other	Business Segments Consolidated

Revenue:
Servicing and subservicing fees	$254,516	$25,002	$306	$3,938	$283,762
Process management fees	11,095	—	52,611	182	63,888
Other revenues	5,027	—	695	4,120	9,842

Total revenue	270,638	25,002	53,612	8,240	357,492

Operating expenses:
Compensation and benefits	26,354	12,527	10,969	25,557	75,407
Amortization of servicing rights	81,198	—	—	612	81,810
Servicing and origination	21,966	2,514	21,169	17	45,666
Technology and communications	10,741	3,390	5,787	(3,509)	16,409
Professional services	7,890	1,962	971	8,115	18,938
Occupancy and equipment	9,767	2,687	1,791	3,888	18,133
Other operating expenses	18,004	5,564	12,595	(21,489)	14,674

Total operating expenses	175,920	28,644	53,282	13,191	271,037

Income (loss) from operations	94,718	(3,642)	330	(4,951)	86,455

Other income (expense):
Interest income	758	(3)	16,760	7,417	24,932
Interest expense	(36,572)	(892)	(5,540)	(4,860)	(47,864)
Gain (loss) on trading securities	—	—	20,268	(2,593)	17,675
Loss on loans held for resale, net	—	—	(5,167)	—	(5,167)
Equity in earnings of unconsolidated entities	1,169	—	—	2,190	3,359
Other, net	(4,412)	29	2,209	(6,679)	(8,853)

Other income (expense), net	(39,057)	(866)	28,530	(4,525)	(15,918)

Income (loss) before income taxes	$55,661	$(4,508)	$28,860	$(9,476)	$70,537

Residential Servicing

          The following table sets forth information regarding residential loans and real estate serviced for others:

	Loans (2)		Real Estate (4)		Total (1)(3)(5)

	Amount	Count	Amount	Count	Amount	Count

September 30, 2007:
Performing	$47,556,465	398,194	$—	—	$47,556,465	398,194
Non-performing	6,011,981	44,452	2,845,786	21,140	8,857,767	65,592

	$53,568,446	442,646	$2,845,786	21,140	$56,414,232	463,786

December 31, 2006:
Performing	$47,918,258	427,572	$—	—	$47,918,258	427,572
Non-performing	3,436,416	31,037	1,479,354	15,056	4,915,770	46,093

	$51,354,674	458,609	$1,479,354	15,056	$52,834,028	473,665

September 30, 2006:
Performing	$46,501,472	411,594	$—	—	$46,501,472	411,594
Non-performing	2,967,690	27,550	1,320,020	14,251	4,287,710	41,801

	$49,469,162	439,144	$1,320,020	14,251	$50,789,182	453,395

(1)

At September 30, 2007, we serviced 313,171 subprime loans and real estate with a UPB of $44,579,287 as compared to 309,222 subprime loans with a UPB of $40,092,000 at December 31, 2006. At September 30, 2006, we serviced 299,278 subprime loans with a UPB of $39,235,394. Subprime loans represent residential loans we service that were made to borrowers who generally did not qualify under guidelines of Fannie Mae and Freddie Mac (nonconforming loans).

(2)

Performing loans include those that are current or have been delinquent for less than 90 days in accordance with either their original terms or under the terms of a forbearance or bankruptcy plan. All other loans are considered to be non-performing.

(3)

We serviced under subservicing contracts 153,210 residential loans and real estate with a UPB of $13,988,715 as of September 30, 2007. This compares to 150,783 residential loans and real estate with a UPB of $14,522,707 at December 31, 2006 and 145,234 residential loans and real estate with a UPB of $13,283,363 at September 30, 2006.

(4)	Real estate includes $751,946, $674,279 and $675,546 of foreclosed residential properties serviced for the VA at September 30, 2007, December 31, 2006 and September 30, 2006, respectively.
(5)

The average total UPB of residential loans and real estate serviced during the three months ended September 30, 2007 and 2006 was $55,369,924 and $49,255,724, respectively. Year to date, the average total UPB was $55,174,838 and $46,060,060 for 2007 and 2006, respectively.

          The following table sets forth information regarding the changes in our portfolio of residential assets serviced for others during the nine months ended September 30, 2007:

	Amount	Count

Servicing portfolio at December 31, 2006	$52,834,028	473,665
Additions	19,976,847	122,701
Less: Runoff	(16,396,643)	(132,580)

Servicing portfolio at September 30, 2007	$56,414,232	463,786

          Additions primarily represent servicing purchased from the owners of the mortgages, and servicing obtained by entering into subservicing agreements with entities that own the servicing rights, including subservicing agreements with asset management entities in which we are an investor. Runoff includes principal repayments on loans, servicing transfers and other asset resolutions.

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

Comparative selected balance sheet data is as follows:

	September 30, 2007	December 31, 2006

Advances	$343,260	$314,869
Match funded advances	786,102	572,708
Mortgage servicing rights	204,991	179,246
Investment in unconsolidated entities	55,346	—
Other	64,307	52,931

Total assets	$1,454,006	$1,119,754

Match funded liabilities	$696,296	$510,236
Lines of credit and other secured borrowings	308,842	217,907
Servicer liabilities	169,813	383,549
Other	24,504	26,990

Total liabilities	$1,199,455	$1,138,682

          Advances. During any period in which the borrower is not making payments, we are required under certain servicing agreements to advance our own funds to meet contractual principal and interest remittance requirements for investors, pay property taxes and insurance premiums and process foreclosures. We also advance funds to maintain, repair and market real estate properties on behalf of investors. We are entitled to recover advances from borrowers for reinstated and performing loans and from investors for foreclosed loans. Advance requirements have increased in 2007 as a result of growth in the servicing portfolio, higher delinquencies and slower prepayments. Somewhat offsetting this increase, during the first quarter of 2007 we increased the efficiency of our advance line utilization to maximize the percentage of collections that were applied directly to advances rather than being remitted to custodial accounts. This increased efficiency resulted in reductions of both advances and borrower payments due to custodial accounts, a component of servicer liabilities. See Note 5 to the Interim Consolidated Financial Statements for additional details of the composition of advances.

          Match Funded Advances. As disclosed in Note 6 to the Interim Consolidated Financial Statements, match funded advances on loans serviced for others result from our transfers of residential loan servicing advances to SPEs, in exchange for cash. We made these transfers under the terms of three advance facility agreements, as amended. We include the SPEs in our consolidated financial statements. The match funded advances are owned by the SPEs and are not available to satisfy general claims of our creditors. The $213,394 increase in match funded advances during the nine months ended September 30, 2007 reflects an increase in advance funding requirements and a $265,000 increase in borrowing capacity under our match funded liability agreements.

          Mortgage Servicing Rights. The unamortized balance of MSRs is primarily related to subprime residential loans. MSRs increased by $25,745 during the first nine months of 2007 as purchases of $106,943 exceeded amortization of $81,198. At September 30, 2007, we serviced loans under 501 servicing agreements for 42 investors. This compares to 487 servicing agreements for 43 investors at December 31, 2006. See Note 8 to the Interim Consolidated Financial Statements for additional information on mortgage servicing rights.

          Investment in Unconsolidated Entities. Investment in unconsolidated entities is comprised of our 25% ownership interests in OSI and NPL, both of which we account for using the equity method of accounting. OSI invests in the lower tranches and residuals of residential mortgage backed securities, the related mortgage servicing rights and other similar assets. OSI issued capital calls in May, June and August 2007, which resulted in our investing $37,500. We have committed to invest up to $75,000 in OSI. In August 2007, we invested $18,083 in NPL, which invests in pools of non-performing loans. We have also committed to invest up to $75,000 in NPL.

          Match Funded Liabilities. As disclosed in Note 10 to the Interim Consolidated Financial Statements, match funded liabilities are obligations secured by the collateral underlying the related match funded advances and are repaid through the cash proceeds arising from those assets. We account for and report match funded liabilities as secured borrowings with pledges of collateral. As of September 30, 2007 and December 31, 2006, all of our match funded liabilities were secured by advances on loans serviced for others. The $186,060 increase in match funded liabilities during the first nine months of 2007 primarily reflects a net increase in borrowing capacity and an increase in advance funding requirements. Our maximum borrowing capacity under match funded facilities was $830,000 at September 30, 2007, as compared to $565,000 at December 31, 2006. This increase is the result of an amendment to our largest facility in April 2007 that increased the maximum borrowing available through the variable funding note from $100,000 to $200,000 and the addition of a $200,000 bridge financing facility in September 2007. Partially offsetting this increase, in January 2007 we renewed the smallest of our facilities at $90,000. In October 2007, we negotiated an increase in the maximum borrowing under this facility to $140,000.

          Lines of Credit and Other Secured Borrowings. As of September 30, 2007, the maximum borrowing capacity under our senior secured credit agreement was $355,000. Borrowings under this agreement may be secured by MSRs, advances on loans serviced for others, receivables and mortgage loans. The $90,935 increase in the amount outstanding under this facility during the nine months ended September 30, 2007 reflects an increase in our utilization of $215,000 of additional borrowing capacity that became available to us as a result of amendments to this agreement that we negotiated in August and November of 2006 and August 2007. See Note 11 to our Interim Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

          Servicer Liabilities. Servicer liabilities represent amounts that we have collected, primarily from residential servicing borrowers, that will be deposited in custodial accounts, paid directly to an investment trust or refunded to borrowers. The balances at September 30, 2007 and December 31, 2006 consisted primarily of borrower payments due to custodial accounts. The $213,736 decrease in servicer liabilities during the nine months ended September 30, 2007 is primarily the result of a $220,914 decline in the amount of borrower payments due to custodial accounts. Declining prepayment speeds and rising delinquencies have resulted in lower collections. In addition, as disclosed above, during the first quarter of 2007, we increased the efficiency of our advance line utilization to maximize the percentage of collections that were applied directly to advances rather than being remitted to custodial accounts. This increased efficiency resulted in reductions of both advances and borrower payments due to custodial accounts, a component of servicer liabilities. See Note 12 to the Interim Consolidated Financial Statements for additional details of the principal components of servicer liabilities.

Comparative selected operations data for the periods ended September 30 is as follows:

	Three months		Nine months

	2007	2006	2007	2006

Revenue:
Servicing and subservicing fees	$80,775	$83,468	$254,516	$239,141
Other	6,144	3,987	16,122	11,164

Total revenue	86,919	87,455	270,638	250,305

Operating expenses:
Compensation and benefits	9,055	7,999	26,354	23,449
Amortization of servicing rights	21,808	27,010	81,198	80,948
Servicing and origination	7,162	7,365	21,966	20,132
Other	13,945	13,788	46,402	45,939

Total operating expenses	51,970	56,162	175,920	170,468

Income from operations	34,949	31,293	94,718	79,837

Other income (expense):
Interest expense:
Match funded liabilities	(8,887)	(5,801)	(24,766)	(16,089)
Lines of credit and other secured borrowings	(3,108)	(524)	(7,905)	(1,381)
Other	(1,409)	(894)	(3,901)	(2,860)

	(13,404)	(7,219)	(36,572)	(20,330)
Equity in earnings of unconsolidated entities	1,169	—	1,169	—
Other	(819)	(143)	(3,654)	361

Total other expense, net	(13,054)	(7,362)	(39,057)	(19,969)

Income before income taxes	$21,895	$23,931	$55,661	$59,868

          Servicing and Subservicing Fees. The principal components of servicing and subservicing fees for the periods ended September 30 are provided in the table below:

	Three months		Nine months

	2007	2006	2007	2006

Loan servicing and subservicing fees	$54,762	$50,502	$170,046	$147,406
Late charges	8,686	9,427	28,874	27,707
Revenue from custodial accounts (float earnings)	6,238	13,533	24,264	35,456
Prepayment and collection related fees	3,146	2,438	9,280	7,329
Other fees	7,943	7,568	22,052	21,243

	$80,775	$83,468	$254,516	$239,141

          Loan servicing and subservicing fees for the three and nine months ended September 30, 2007 increased by 8% and 15%, respectively, as compared to the same periods of 2006. The increase is primarily due to an increase in the average balance of loans serviced, offset in part by the impact of rising delinquencies and lower fees associated with subservicing agreements. The average balance of loans serviced (excluding real estate) during the three and nine months ended September 30, 2007 increased by 10% and 19%, respectively, as compared to the same periods of 2006. We collect servicing fees, generally expressed as a percent of the UPB, from the borrowers’ payments. We recognize servicing fees as revenue upon collection. Delinquencies affect the timing of servicing fee revenue recognition, but not the ultimate collection of servicing fees. Servicing fees generally have the same standing as advances in that they are satisfied before any interest or principal is paid by the securitization trust on the bonds. At September 30, 2007, we had approximately $38,000 of uncollected delinquent servicing fees that had not been recognized as revenue, an increase of approximately $6,900 as compared to June 30, 2007.

          The increase in the average balance of loans serviced is the result of portfolio growth coupled with reduced run-off of the existing portfolio due to slower prepayment speeds. Third quarter and year to date 2007 mortgage prepayment speeds averaged 21.6% and 23.2%, respectively. This compares to an average of 31.5% and 30.2% for the same periods of 2006. The decline in mortgage prepayment speeds is largely due to credit tightening, rising subprime mortgage interest rates and slowing home price appreciation.

          Late charges are 8% lower for the three months ended September 30, 2007 and 4% higher for the nine months ended September 30, 2007, as compared to the corresponding periods of 2006. Although delinquencies are rising and the average balance of the loan servicing portfolio (excluding real estate) grew by 10% and 19% during the three and nine months ended September 30, 2007, respectively, late charges have grown more slowly because they are not recognized as revenue until they are collected.

          The decline in float earnings in the 2007 periods as compared to the same periods of 2006 is due to a decline in both the average float balance and the average yield we earned on these funds. The decline in the average balance of these accounts reflects a decline in mortgage prepayment speeds and an increase in delinquencies offset in part by the growth in the servicing portfolio. The following table summarizes information regarding float earnings for the periods ended September 30:

	Three months		Nine months

	2007	2006	2007	2006

Average custodial account balances	$594,000	$1,036,500	$745,700	$1,008,600
Float earnings	$6,238	$13,533	$24,264	$35,456
Annualized yield	4.20%	5.22%	4.34%	4.69%

          The underlying servicing agreements restrict the investment of float balances to certain types of instruments. We are responsible for any losses incurred on the investment of these funds. The lower yields in the 2007 periods as compared to 2006 primarily reflect a change in the mix of investments.

          Amortization of Servicing Rights. We amortize mortgage servicing rights in proportion to and over the period of estimated net servicing income. Slower actual and projected mortgage prepayment speeds have reduced the rate of amortization, as we expect to earn the servicing income over a longer period of time. Despite a 37% increase in the average balance of our investment in MSRs, amortization expense for the third quarter of 2007 decreased by $5,202, or 19%, as compared to the third quarter of 2006. Year to date, the average balance of MSRs increased by 40% in 2007 while amortization expense increased by $250 or less than 1%, as compared to 2006. Average prepayment speeds were 21.6% and 23.2% for the third quarter and year to date periods of 2007, respectively, as compared to 31.5% and 30.2% for the 2006 periods.

          Servicing and Origination Expense. Included in servicing and origination expenses for the 2007 periods are expenses related to amounts due from borrowers that were subsequently deemed uncollectible. These expenses amounted to $2,136 and $3,869 for the three and nine months ended September 30, 2007, respectively, and primarily relate to loans that paid off during 2006. These additional expenses were largely offset by declines in compensating interest expense, reflecting slower prepayment speeds.

          Interest Expense. The increase in interest expense in the 2007 periods reflects an increase in financing costs associated with our servicing advances and MSRs because of the growth in our investment in these assets and higher interest rates. The average combined balance of advances and match funded advances increased by 41% and 34% during the three and nine months ended September 30, 2007, respectively, as compared to the same periods of 2006. The higher average servicing advance balances in 2007 reflect a larger servicing portfolio, higher delinquencies and slower prepayment speeds. The majority of our credit facilities bear interest at rates that are adjusted regularly based on the 1-Month LIBOR. Although the 1-Month LIBOR has decreased slightly from 5.32% at September 30, 2006 to 5.13% at September 30, 2007, average 1-Month LIBOR rates increased from 5.01% for the first nine months of 2006 to 5.36% for the first nine months of 2007.

Ocwen Recovery Group

Comparative selected balance sheet data is as follows:

	September 30, 2007	December 31, 2006

Receivables	$6,610	$318
Premises and equipment	5,278	40
Goodwill and intangibles	49,061	—
Other	2,546	2

Total assets	$63,495	$360

Comparative selected operations data for the periods ended September 30 is as follows:

	Three months		Nine months

	2007	2006	2007	2006

Revenue	$16,872	$1,740	$25,002	$5,797
Operating expenses	19,144	2,163	28,644	6,725

Loss from operations	(2,272)	(423)	(3,642)	(928)
Other income (expense), net	(727)	39	(866)	314

Loss before income taxes	$(2,999)	$(384)	$(4,508)	$(614)

          Ocwen Recovery Group’s results for the second quarter of 2007 have been impacted by our acquisition of NCI on June 6, 2007. NCI’s primary source of revenue is fees for collections on behalf of credit card issuers and other consumer credit providers on a contingency basis. For the three months ended September 30, 2007, NCI incurred a pre-tax loss of $1,824. Revenues for the quarter were $15,749 and operating expenses were $16,859. Assets of NCI included in this segment at September 30, 2007 were $63,161, including $49,061 of goodwill and intangibles. Liabilities of NCI included in this segment at September 30, 2007 were $7,229. In September 2007, we repaid the $27,500 of debt that we incurred to fund the acquisition of NCI.

Residential Origination Services

Comparative selected balance sheet data is as follows:

	September 30, 2007	December 31, 2006

Subordinate and residual trading securities	$31,849	$64,576
Loans held for resale	83,862	99,064
Other	32,548	31,161

Total assets	$148,259	$194,801

Lines of credit and other secured borrowings	60,679	92,242
Other	6,288	5,464

Total liabilities	$66,967	$97,706

          Subordinate and Residual Trading Securities. We acquired residual securities directly from third parties or retained them in connection with loan securitization transactions. The $32,727 decline in subordinate and residual securities during the first nine months of 2007 is primarily due to our sale of the UK residuals, which had a value of $20,728 at December 31, 2006, the receipt of cash distributions on other securities and declines in fair value that reflect current conditions in the subprime mortgage market.

          Our subordinate and residual securities are not actively traded and, therefore, market quotations are not available. We estimate fair value using an industry accepted discounted cash flow model. Expected future cash flows are estimated using our best estimate of key assumptions such as discount, delinquency and cumulative loss rates as well as prepayment speeds associated with the loans underlying mortgage backed securities. Discount rates for the subordinate and residual securities range from 14.1% to 35% and are determined based upon an assessment of prevailing market conditions and prices for similar assets recently purchased by OSI. We project the delinquency, loss and prepayment assumptions based on a comparison to actual historical performance curves. Delinquency assumptions range from 11.5% to 25%, and loss assumptions range from 5.7% to 11%. Average prepayment assumptions range from 20% to 25%.

          Subordinate and residual securities do not have a contractual maturity but are paid down over time as cash distributions are received. The weighted average remaining life of these securities was 3.63 years at September 30, 2007. The anticipated effective yield to maturity as of September 30, 2007 based on the purchase price, actual cash flows received to date and the current estimate of future cash flows under the assumptions used in valuing the securities was 19.30% as compared to 25.12% at December 31, 2006. The mortgages that underlie the subordinate and residual securities amounted to $909,154 at September 30, 2007 and are secured by properties located in 47 states and one U.S territory. The largest aggregate value of mortgages in any one state is $139,291 in Florida.

          Loans Held for Resale. Loans held for resale represent single-family residential loans originated or acquired by our Residential Origination Services segment that we do not intend to hold until maturity. Loans for which we have entered into an agreement to sell to an investor at a set price are valued at the commitment price. For uncommitted performing loans, we estimate fair value based on quotes for similar loans. We base the fair value of uncommitted non-performing loans on estimates of expected future cash flows discounted at rates that range from 15% to 20% commensurate with the risks involved. Loans held for resale were comprised of the following at September 30, 2007:

•

Loans with a carrying value of $50,015, net of a market valuation reserve of $9,026, originated in connection with our subprime origination operation that we decided to close in January 2007. This compares to a carrying value of $42,727, net of market valuation reserves of $3,184, at December 31, 2006. The increase in carrying value during the first nine months of 2007 is due to the origination of $15,297 of loans pursuant to commitments that existed at December 31, 2006 and the repurchase of $6,945 of loans that were sold in 2006, offset in part by principal payments, foreclosures and an increase in market valuation reserves. There were no sales during the first nine months of 2007. As of September 30, 2007, we had no outstanding commitments to fund subprime loans, and we do not anticipate any additional significant loan repurchases related to our subprime origination operation. The carrying value at September 30, 2007 includes $9,610 of non-performing loans that have been delinquent for 90 days or more.

•

Loans with a carrying value of $654 ($11,652 at December 31, 2006) originated in response to requests from Residential Servicing customers to refinance their mortgages. Effective in the third quarter of 2007, we no longer originated loans under this program.

•

Loans with a carrying value of $33,193, net of a market valuation reserve of $9,897, acquired as a part of our whole loan purchase and securitization activities. This compares to loans with a carrying value of $44,685, net of market valuation reserves of $10,610, at December 31, 2006. The decline in carrying value during the first nine months of 2007 is primarily due to principal payments and foreclosures. The carrying value at September 30, 2007 includes $21,665 of non-performing loans.

          Lines of Credit and Other Secured Borrowings. Our borrowing under lines of credit and other secured borrowing consisted principally of amounts borrowed under repurchase agreements to fund the purchase or origination of loans held for resale and the purchase of residual trading securities. The decline in borrowing of $31,563 during the first nine months of 2007 was primarily due to limits on the age of the collateral and increased collateral requirements reflecting current conditions in the subprime mortgage market. See Note 11 to the Interim Consolidated Financial Statements for additional information on the terms and balances of our lines of credit and other secured borrowings.

Comparative selected operations data for the periods ended September 30 is as follows:

	Three months		Nine months

	2007	2006	2007	2006

Revenue:
Process management fees	$18,889	$19,252	$52,611	53,138
Other	211	809	1,001	1,369

Total revenue	19,100	20,061	53,612	54,507

Operating expenses:
Compensation and benefits	3,271	5,553	10,969	20,072
Servicing and origination	7,803	5,780	21,169	18,697
Other	7,114	10,016	21,144	25,562

Total operating expenses	18,188	21,349	53,282	64,331

Income (loss) from operations	912	(1,288)	330	(9,824)

Other income (expense):
Interest income:
Subordinate and residual trading securities	1,432	3,491	8,481	9,690
Loans held for resale	2,245	6,746	8,145	20,414
Other	13	—	134	208

Total interest income	3,690	10,237	16,760	30,312
Interest expense	(1,540)	(3,300)	(5,540)	(15,563)
Gain on trading securities	393	2,227	20,268	4,136
Loss on loans held for resale, net	(2,474)	(85)	(5,167)	(1,306)
Other, net	(147)	(2,157)	2,209	1,568

Total other income (expense), net	(78)	6,922	28,530	19,147

Income before income taxes	$834	$5,634	$28,860	$9,323

          Operating Expenses. The decline in operating expenses in the first nine months of 2007 primarily reflects the impact of our decision to close our subprime loan origination operation. Also, operating expenses for the 2006 periods included underwriting fees and other direct costs incurred in connection with loan securitization transactions.

          Interest Income. The $12,269 or 60% decline in interest income on loans held for resale in the first nine months of 2007 as compared to the same period of 2006 is largely due to a 58% decrease in the average balance of loans held for resale, primarily as a result of loan sales and securitizations during 2006 and our efforts to reduce non-core subprime mortgage assets. We began winding down our subprime loan origination operation beginning in January 2007 and have also de-emphasized loan trading activities in 2007.

          Interest Expense. The decrease in interest expense in the first nine months of 2007 as compared to the same period of 2006 reflects reduced funding requirements as a result of the decline in the average balance of loans held for resale, offset in part by higher interest rates. The majority of our credit facilities bear interest at rates that adjust regularly based on the 1-Month LIBOR, the average of which rose from 5.01% in the first nine months of 2006 to 5.36% in the first nine months of 2007.

          Gain on Trading Securities. The gain on trading securities for the first nine months of 2007 is primarily due to a gain of $25,587 from the sale of the UK residuals during the second quarter, partially offset by unrealized losses to record our remaining subordinates and residuals at fair value. The 2006 periods include a net gain of $3,717 realized during the third quarter in connection with the receipt of overcollateralization funds. In June 2006, we had purchased unrated residual securities related to loans for which we were already the master servicer for the securitizations. As the master servicer, we had the clean-up call rights to collapse the related trusts once the balance of the underlying loans outstanding reached the optional termination amount of 10% of the original amount of loans in the securitization. In the third quarter of 2006, we exercised our call rights and purchased the remaining loans from the trusts. As a result, the overcollateralization was remitted to us, and we realized a gain on the residual securities that we had purchased. We purchased the loans, which were classified as loans held for resale, with the intention of securitizing performing loans or selling them. A portion of the loans that we acquired were nonperforming, and we recorded a provision to reduce these nonperforming loans to their market value, yielding a net gain of $3,717.

          Loss on Loans Held for Resale, Net. The components of loss on loans held for resale, net for the periods ended September 30 are:

	Three months		Nine months

	2007	2006	2007	2006

Loss on sales and securitizations	$—	$582	$1,227	$1,710
Valuation losses	(2,474)	(667)	(6,394)	(3,016)

	$(2,474)	$(85)	$(5,167)	$(1,306)

          In 2007, the gain on sales and securitizations consists principally of the recovery in the second quarter of premiums on loans repurchased by the original seller and the reversal in the first quarter of the majority of a reserve that we established in 2006 to provide for a contingent repurchase obligation on sold loans. During the second quarter of 2006, we recorded a loss of $2,294 on the securitization of $214,522 of loans, the majority of which we had acquired during the first quarter of 2006. A gain of $3,105 was recognized in the first quarter of 2006 on the securitization of loans with a carrying value of $428,168 that we had acquired during the fourth quarter of 2005. Gains on sales of loans related to our origination activities were $582 and $899 for the three and nine months ended September 30, 2006, respectively. Valuation losses represent charges that we recorded to reduce loans held for resale to market value.

          Other, Net. Other income for the third quarter of 2007 and 2006 includes $160 and $2,054, respectively, of net realized and unrealized losses related to Eurodollar interest rate futures contracts, interest rate swap agreements and credit default swap agreements. Year to date, net realized and unrealized gains for 2007 and 2006 related to those instruments were $2,226 and $845, respectively. As of September 30, 2007, all of these agreements had either matured or were terminated. See Note 14 to the Interim Consolidated Financial Statements for additional information regarding our use of derivative financial instruments.

Corporate Items and Other

Comparative selected balance sheet data is as follows:

	September 30, 2007	December 31, 2006

Cash	$143,754	$235,449
Trading securities	36,565	75,652
Investment in certificates of deposit	—	72,733
Mortgage servicing rights	5,610	4,497
Receivables	28,880	26,813
Deferred tax assets, net	171,472	176,135
Premises and equipment, net	29,275	32,943
Investment in unconsolidated entities	2,447	46,151
Other	26,580	24,455

Total assets	$444,583	$694,828

Lines of credit and other secured borrowings	$48,435	$14,371
Debt securities	150,279	150,329
Other	40,218	46,732

Total liabilities	$238,932	$211,432

          Trading Securities. The $39,087 decline in trading securities during the first nine months of 2007 is primarily due to a $46,212 decline in investment grade commercial paper partially offset by an $8,127 increase in investment grade collateralized mortgage obligations. Lower cash collections related to the Residential Servicing business have contributed to the decline in cash and short-term investment grade securities in 2007.

          Investment in Certificates of Deposit. As disclosed in Note 4 to the Interim Consolidated Financial Statements, in August we redeemed our investment in CDs.

          Investment in Unconsolidated Entities. Our investment in unconsolidated entities consists primarily of our 46% equity investment in BMS Holdings. The $43,704 decline in our investment during the first nine months of 2007 is the result of a distribution of $45,894 that we received in February that was equal to our initial investment in BMS Holdings of $45,894, partly offset by equity in earnings of $2,190.

          Lines of Credit and Other Secured Borrowings. The $34,064 increase in lines of credit and other secured borrowings during the first nine months of 2007 is the result of two new borrowings. In January 2007, we entered into a securities repurchase agreement. The balance outstanding under this agreement at September 30, 2007 was $30,152, which was secured by $34,267 of investment grade securities. In February 2007, we also entered into a line of credit agreement secured by commercial MSRs and advances. As of September 30, 2007 we had borrowed $4,143 under this agreement.

          Other Liabilities. Other liabilities are primarily comprised of accruals for incentive compensation awards, audit fees, legal matters, interest on debt securities, other operating expenses and customer deposits held by Bankhaus Oswald Kruber GmbH & Co. (“BOK”), our German bank subsidiary. Management has decided to investigate the possibility of selling BOK to a new investor group. However, we are in the early stages of this process, and management has reached no decision regarding this potential sale.

Comparative selected operations data for the periods ended September 30 is as follows:

	Three months		Nine months

	2007	2006	2007	2006

Revenue	$2,561	$893	$8,240	$7,126
Operating expenses	4,836	5,454	13,191	15,332

Loss from operations	(2,275)	(4,561)	(4,951)	(8,206)

Other income (expense):
Interest income	1,359	2,114	7,417	6,187
Interest expense	(1,878)	(1,043)	(4,860)	(2,981)
Loss on trading securities	(1,799)	(71)	(2,593)	(653)
Equity in earnings of unconsolidated entities	2,368	374	2,190	374
Other, net	(7,672)	379	(6,679)	1,927

Other income (expense)	(7,622)	1,753	(4,525)	4,854

Loss before income taxes	$(9,897)	$(2,808)	$(9,476)	$(3,352)

          Equity in Earnings of Unconsolidated Entities. As disclosed in Note 8 to the Interim Consolidated Financial Statements, during the second quarter of 2007, we had suspended the application of the equity method of accounting when our investment in BMS Holdings reached zero. During the third quarter of 2007, BMS Holdings reported net income and we resumed applying the equity method of accounting after our share of that net income exceeded our share of net losses not recognized during the period the equity method was suspended.

          Other, net. Other, net for the 2007 periods includes the $8,673 loss on our early redemption of CDs during the third quarter. See Note 4 to the Interim Consolidated Financial Statements for additional information regarding the redemption of our investment in CDs.

MINORITY INTEREST IN SUBSIDIARY

          Minority interest of $2,209 and $1,790 at September 30, 2007 and December 31, 2006, respectively, primarily represented the 30% investment in GSS held by ML IBK Positions, Inc.

STOCKHOLDER’S EQUITY

          Stockholders’ equity amounted to $593,031 at September 30, 2007 as compared to $557,979 at December 31, 2006. The $35,052 increase in stockholders’ equity during the first nine months of 2007 was primarily due to net income of $45,522, compensation of $3,683 related to employee share-based awards and $1,878 related to stock option exercises, partially offset by the repurchase of one million common shares for $14,520, a $1,483 reduction of retained earnings that represents the cumulative effect of adopting FIN 48 and a $1,406 reduction of paid-in capital that represents our share of the equity offering costs of OSI.

          Information regarding purchases we made of our own common stock during the nine months ended September 30, 2007 is as follows:

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

INCOME TAX EXPENSE (BENEFIT)

          The following table provides details of our income tax expense for the periods ended September 30:

	Three months		Nine months

	2007	2006	2007	2006

Income tax expense on income before taxes	$3,882	$9,403	$25,015	$17,847
Reversal of valuation allowance on deferred tax assets	—	—	—	(145,211)

Total income tax expense (benefit)	$3,882	$9,403	$25,015	$(127,364)

          Our effective tax rate for the first nine months of 2007 was 35.46% as compared to 27.36% for the first nine months of 2006. Our effective rate for the first nine months of 2006 excludes the impact of the reversal of the valuation allowance discussed below, but includes a reduction of 13.31% for the anticipated use of tax credits during 2006. No such reduction is included in our effective tax rate for the first nine months of 2007 because we reversed the valuation allowance against our deferred tax assets during the second quarter of 2006. Our effective tax rate for the first nine months of 2007 includes a benefit of approximately 1.50% associated with the recognition of certain foreign deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

          Our primary sources of funds for liquidity are:

•	Match funded liabilities
•	Lines of credit and other secured borrowings
•	Servicing fees, including float earnings
•	Payments received on loans held for resale
•	Payments received on trading securities
•	Debt securities

          Our primary uses of funds are the funding of servicing advances, purchases of MSRs, the payment of interest and operating expenses and repayments of borrowings. Our funding needs related to loan originations have declined significantly in 2007 as the result of our decision to close our subprime loan origination business. We closely monitor our liquidity position and ongoing funding requirements, and we invest available funds in short-term investment grade securities. At September 30, 2007, we had $142,517 of unrestricted cash, which represented 6.75% of total assets. We also had $36,307 of investment grade securities at September 30, 2007, of which $34,627 were sold under agreements to repurchase. Total cash and investment grade securities comprised 8.54% of total assets at September 30, 2007.

          Having anticipated the recent turmoil in the subprime lending market, we increased our borrowing capacity to meet increased demands for liquidity in our Residential Servicing operations. As we anticipated, rising delinquencies and declining prepayment speeds have resulted in increases in advances, lower float balances and float income, growth in revenues that has lagged behind the growth of our servicing portfolio and increased interest expense related to advance financing.

          Residential Servicing revenues have lagged portfolio growth because, while delinquencies in our portfolio do not affect the ultimate collectibility of revenues, they do delay the timing of collection. Certain of our Residential Servicing revenues, including servicing fees and late fees, are recognized as revenue as they are collected, which results in a lag in revenue growth during a period of rising delinquencies. Rising delinquencies also reduce the volume of loan payment collections from borrowers relative to the size of the servicing portfolio, which results in relatively lower float balances and float income on such balances.

          Finally, most of our servicing agreements require that we remit contractual principal and interest payments to the securitization trusts even if the serviced loans are delinquent. In addition, we are required to pay property taxes and insurance on mortgaged properties even if funds from the borrowers are not available to meet these obligations. We also are required to use our own funds to process loan foreclosures and to maintain, repair and market properties held on behalf of the securitization trusts as a result of foreclosures. As a result, rising delinquencies and declining prepayments result in the balances of our advances growing at a faster rate than our servicing portfolio.

          We currently use diversified sources of financing, including match funded lending agreements and secured credit facilities with various lenders and syndicates. Even though these arrangements recognize a virtually zero credit risk on advances due to their highest repayment priority in our servicing agreements, financing is provided in amounts that are less than the full value of the advances and mortgage servicing rights that serve as collateral. As a result, we must use internally generated funds to finance a portion of the growth in such servicing assets.

           Although we have been successful in negotiating increases in our sources of debt, our ability to sustain and grow our Residential Servicing business depends in part on our continuing success in maintaining and expanding sources of financing to fund servicing advances and to purchase new mortgage servicing rights.

          During the first nine months of 2007, we took steps to expand existing credit facilities and to establish new facilities, resulting in an increase in our overall borrowing capacity of $171,085 from $1,175,000 at December 31, 2006 to $1,346,085 at September 30, 2007. In addition, in October 2007, we negotiated a $50,000 increase in the maximum borrowing available under one of our match funded advance facilities. In November 2007, we extended the maturity of the variable funding note for an additional year, to November 2013 and increased the maximum borrowing from $200,000 to $300,000. Borrowing capacity under a secured advance facility may only be utilized to the extent that underlying collateral is pledged to that financing facility. Our credit facilities are summarized as follows at September 30, 2007:

	Maturity	Maximum Borrowing Capacity	Unused Borrowing Capacity	Balance Outstanding

Residential Servicing:
Match funded liability (1)	Nov. 2012 – Mar. 2014	$540,000	$—	$540,000
Match funded liability (2)	Jan. 2008	90,000	4,821	85,179
Match funded liability (3)	Mar. 2011	200,000	130,165	69,835
Secured line of credit	Aug. 2008	355,000	46,158	308,842

		1,185,000	181,144	1,003,856

Ocwen Recovery Group:
Other facilities	Dec. 2007 – Jan. 2008	—	—	237

Residential Origination Services:
Repurchase agreement (4)	Oct. 2007	25,000	20,128	4,872
Repurchase agreement (5)	Dec. 2007	125,000	69,676	55,324
Repurchase agreement (6)	Apr. 2036	—	—	483

		150,000	89,804	60,679

Corporate Items and Other:
Mortgage	Oct. 2014	—	—	14,140
Secured line of credit	Aug. 2008	11,085	6,942	4,143
Repurchase agreement (6)	—	—	—	30,152
Convertible Notes	Aug. 2024	—	—	96,900
Capital Securities	Aug. 2027	—	—	53,379

		11,085	6,942	198,714

Total borrowings		1,346,085	277,890	1,263,486
Fair value adjustment (1)		—	—	1,282

		$1,346,085	$277,890	$1,264,768

(1)

The $165,000 fixed-rate term note issued in 2006 is carried on the balance sheet at fair value as the result of a designated fair value hedging relationship that we established through the use of an interest rate swap. Maximum borrowing through the variable funding note issued under this facility increased from $100,000 to $200,000 as a result of an amendment negotiated on April 3, 2007. In November 2007, we extended the maturity of the variable funding note for an additional year, to November 2013 and increased the maximum borrowing from $200,000 to $300,000.

(2)	On October 13, 2007, maximum borrowing under this facility was increased to $140,000.
(3)	This is a temporary bridge financing facility. We intend to transfer the collateral under this facility to a larger facility that is currently under ratings agency review.
(4)	We elected to allow this facility to lapse on October 31, 2007.
(5)

This agreement is secured by “A” rated securities issued in connection with the transfer of loan and real estate collateral to OREALT, a bankruptcy remote VIE that we consolidate. We expect to market these securities to third parties as the credit markets begin to stabilize.

(6)	This agreement has no stated credit limit or maturity; however, each transaction matures and is renewed monthly.

          As of October 31, 2007, the total maximum borrowing capacity of our Residential Servicing business through match funded facilities and lines of credit was $1,235,000, of which approximately $234,000 was unused. As noted above, in November 2007 we negotiated an increase in the maximum borrowing through the variable funding note under the largest of our match funded agreements by $100,000. We are also in the final stages of negotiating a new $250,000 match funded facility. We expect this new agreement to close during the fourth quarter of 2007.

Certain of our credit facilities require that we maintain minimum liquidity levels, and we are in compliance with these requirements.

          A number of our credit agreements mature at various dates during the next twelve months. At September 30, 2007, we had an aggregate balance of $458,597 outstanding under agreements maturing within one year, including $60,286 maturing during the remainder of 2007.

          We have the following anticipated uses of cash:

•	Cash requirements to fund increases in advances, the acquisition of additional servicing rights and the cash needs of our existing operations;
•	Our commitment to invest an additional $37,500 in OSI; and
•	Our commitment to invest as much as an additional $56,917 in NPL and its affiliated companies.

          In addition to the anticipated uses of cash identified above, we are also considering additional strategic investments similar to OSI and NPL, additional acquisitions and additional common share repurchases. We may also evaluate the retirement of our 10 7/8% Capital Securities, which became redeemable in whole or in part at our option beginning August 1, 2007 at a redemption price of 105.438%.

          We believe that our existing sources of liquidity, including internally generated funds, will be adequate to fund planned activities, although there can be no assurances in this regard. At September 30, 2007, we had $277,890 of unused borrowing capacity under existing credit agreements. We continue to evaluate our sources of funding for renewal and expansion, and we continue to examine all of our asset classes to identify additional funding opportunities.

          Cash and investment grade securities totaled $180,245 at September 30, 2007 as compared to $311,567 at December 31, 2006.

          Significant uses of funds for the nine months ended September 30, 2007 include the following:

•	The principal funding requirements of our residential servicing operations totaled $562,464 and consisted of:

o	Reduction of servicer liabilities	$213,736
o	Purchase of mortgage servicing rights	$106,943
o	Increase in advances and match funded advances	$241,785

•	Purchase of NCI for $48,918, net of cash acquired
•	Investment in OSI of $37,500
•	Investment in NPL of $18,083
•	Repurchase of 1,000,000 shares of our common stock for $14,520

          Significant sources of funds for the nine months ended September 30, 2007 include the following:

•	Net borrowings under advance financing facilities and lines of credit of $277,742
•	Proceeds from early redemption of CDs of $66,260
•	Distribution from BMS Holdings of $45,894
•	Proceeds from the sale of the UK residuals of $44,607

          Our operating activities provided (used) cash of $(257,170) and $351,246 during the nine months ended September 30, 2007 and 2006, respectively. The decline in net cash flows from operating activities in the first nine months of 2007 as compared to the same period of 2006 primarily reflects a significant reduction in proceeds from the sale and securitization of loans held for resale and increased funding requirements of the Residential Servicing business. These reductions were somewhat offset by a decline in net cash used by trading activities. Loans held for resale provided cash of $387 and $524,897 during the first nine months of 2007 and 2006, respectively. The reason for this change is that in 2007 we decided to shut down our subprime origination business and de-emphasize our loan trading activities. The funding requirements of our residential servicing business are reflected in the decrease in servicer liabilities and increase in servicing advances, which collectively used $455,521 of cash during the first nine months of 2007. These same items provided $28,305 of cash during the first nine months of 2006. The reason for this change is the growth of our residential servicing portfolio, coupled with declining prepayment speeds and rising delinquencies. Trading activities provided (used) net cash of $93,034 and $(246,937) in the first nine months of 2007 and 2006, respectively. This change is due to a decline in excess funds available to invest in investment grade securities and the receipt of $44,607 from the sale of the UK residuals.

          Our investing activities used cash flows totaling $100,780 and $149,271 during the nine months ended September 30, 2007 and 2006, respectively. In 2007, purchases of mortgage servicing rights of $108,668, investments in OSI and NPL totaling $55,583 and net cash paid to acquire NCI of $48,918 were partially offset by $66,260 of cash received from our early redemption of CDs and the return of $45,894 that we had originally invested in BMS Holdings in July 2006. Cash used by investing activities in the first nine months of 2006 consisted primarily of purchases of mortgage servicing rights of $102,198 and our investment in BMS Holdings.

          Our financing activities provided (used) cash flows of $265,307 and $(279,354) during the nine months ended September 30, 2007 and 2006, respectively. Cash flows provided by financing activities in the first nine months of 2007 reflect net proceeds from match funded liabilities and lines of credit and other secured borrowings of $277,742 primarily related to increased borrowings on servicing advances. For the first nine months of 2006, cash flows used by financing activities primarily reflect the repayment of collateralized borrowings used to finance loans held for resale as a result of loan sales and securitizations. Net repayments of match funded liabilities and lines of credit and other secured borrowings amounted to $268,609 during the first nine months of 2006.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

          We believe that we have adequate resources to fund all unfunded commitments to the extent required and meet all contractual obligations as they become due. Such contractual obligations include our Convertible Notes, Capital Trust Securities, lines of credit and other secured borrowings and operating leases. See Note 16 to the Interim Consolidated Financial Statements for additional information regarding commitments and contingencies.

Off-Balance Sheet Arrangements

          In the normal course of business, we engage in transactions that are not reflected on our balance sheet. We are party to various off-balance sheet financial instruments to manage our interest rate risk and credit risk. In addition, through our investment in subordinate and residual securities, we provide credit support to the senior classes of securities. We have also entered into non-cancelable operating leases and have committed to invest up to an additional $94,417 in OSI and NPL combined. See Note 14 to our Interim Consolidated Financial Statements for additional information regarding off-balance sheet arrangements.

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

RECENT ACCOUNTING DEVELOPMENTS

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value and expands disclosures about fair value measurement. The FASB also issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” in February 2007, which gives entities the option to report at fair value many financial instruments and other items that are not currently required to be reported at fair value. The effective date for SFAS No. 157 and SFAS No. 159 is the first fiscal year that begins after November 15, 2007 (the year beginning January 1, 2008 for OCN). We are currently evaluating the provisions of SFAS No. 157 and SFAS No. 159 and have not yet determined the extent to which we may elect the fair value option in our accounting and reporting for financial instruments. For additional information regarding recent accounting pronouncements, see Note 2 to the Interim Consolidated Financial Statements.

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

          Our Residential Servicing business is characterized by non-interest earning assets financed by interest-bearing liabilities. Among the more significant non-interest earning assets are servicing advances and MSRs. At September 30, 2007, we had residential servicing advances of $1,129,362 consisting of advances on loans serviced for others of $343,260 and match funded advances on loans serviced for others of $786,102.

          The primary risk associated with residential MSRs is that they will lose a portion of their value as a result of higher than anticipated prepayments occasioned by declining interest rates or rapidly increasing house prices. Interest rates, prepayment speeds and the payment performance of the underlying loans significantly affect both our initial and ongoing valuations and the rate of amortization of MSRs. As of September 30, 2007, the carrying value and estimated fair value of our residential mortgage servicing rights were $204,991 and $294,715, respectively.

          We face little market risk with regard to our advances and match funded advances on loans serviced for others. This is because we are obligated to fund advances only to the extent that we believe that they are recoverable and because advances generally are the first obligations to be satisfied when a securitization trust disburses funds. We are indirectly exposed to interest risk by our funding of advances because approximately 80% of our total advances and match funded advances are funded through borrowing, and most of the debt is variable rate debt.

          We are also exposed to interest rate risk because earnings on float balances are affected by short-term interest rates. These float balances, which are not included in our financial statements, amounted to approximately $429,200 at September 30, 2007 and averaged approximately $594,000 for the quarter then ended. We report these earnings as a component of servicing and subservicing fees. Partially offsetting this risk is the fact that a large component of our outstanding debt is variable rate debt. Therefore, declining rates will also reduce our interest expense for that financing. We entered into interest rate swap agreements to hedge our float earnings against the effects of declining interest rates. However, we terminated these swaps in June 2007. At September 30, 2007, the combined balance of our match funded liabilities, debt securities, lines of credit and other secured borrowings totaled $1,264,768. Of this amount $933,977, or 74%, was variable rate debt, for which debt service costs are sensitive to changes in interest rates, and $330,791 was fixed rate debt. We have entered into interest rate swap agreements to convert the interest rate on $165,000 of our fixed rate debt to variable.

          Our balance sheet at September 30, 2007 included interest-earning assets totaling $207,647, including $36,307 of investment grade securities and $83,862 of loans held for resale.

Impact of Changes in Interest Rates on the Net Value of Interest Rate-Sensitive Financial Instruments

          We perform an interest rate sensitivity analysis of our portfolio of MSRs every quarter. We currently estimate that the fair value of the portfolio increases or decreases by approximately 0.95% and 1.30%, respectively, for every 50 basis point increase or decrease in interest rates. This sensitivity analysis is limited in that it was performed at a particular point in time; only contemplates certain movements in interest rates; does not incorporate changes in interest rate volatility; is subject to the accuracy of various assumptions used, including prepayment forecasts and discount rates; and does not incorporate other factors that would impact our overall financial performance in such scenarios. We carry MSRs at the lower of amortized cost or fair value by strata. To the extent that fair value were to decline below amortized cost, we would record an impairment charge to earnings and establish a valuation allowance. A subsequent increase in fair value could result in the recovery of some or all of a previously established valuation allowance. However, an increase in fair value of a particular stratum above its amortized cost would not be reflected in current earnings. For these reasons, this interest rate sensitivity estimate should not be viewed as an earnings forecast.

          Our Investment Committee is authorized to utilize a wide variety of off-balance sheet financial techniques to assist it in the management of interest rate risk and foreign currency exchange rate risk. During May 2007, we sold the UK residuals and terminated our remaining British pound currency futures. During the third quarter of 2007, the remaining interest rate swaps and Eurodollar interest futures contracts we had entered into to hedge our exposure to interest rate risk presented by our float earnings, loans held for resale and fixed-rate match funded liabilities had either matured or were terminated. At September 30, 2007, we had open interest rate swaps with a notional amount of $165,000. See Note 14 to the Interim Consolidated Financial Statements for additional information regarding our use of derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures (1) were designed and functioning effectively to ensure that material information relating to OCN, including its consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) were operating effectively in that they provided reasonable assurance that information required to be disclosed by OCN in the reports that it files or submits under the Securities Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including the chief executive officer or chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          See “Note 16 Commitments and Contingencies” of the Interim Consolidated Financial Statements for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

          See our discussion of risk factors on page 22 of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

OCWEN FINANCIAL CORPORATION

Date: November 9, 2007	By: /s/ David J. Gunter

David J. Gunter,
Senior Vice President,
Chief Financial Officer and Treasurer
(On behalf of the Registrant and as its principal financial officer)